Form 10-Q
period 2013-09-30
CATERPILLAR INC
filed 2013-11-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2013, 636,355,991 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2013	2012
Sales and revenues:
Sales of Machinery and Power Systems	$12,678	$15,739
Revenues of Financial Products	745	706
Total sales and revenues	13,423	16,445

Operating costs:
Cost of goods sold	9,774	11,639
Selling, general and administrative expenses	1,319	1,471
Research and development expenses	469	634
Interest expense of Financial Products	178	197
Other operating (income) expenses	282	(92)
Total operating costs	12,022	13,849

Operating profit	1,401	2,596

Interest expense excluding Financial Products	116	129
Other income (expense)	(24)	(17)

Consolidated profit before taxes	1,261	2,450

Provision (benefit) for income taxes	310	753
Profit of consolidated companies	951	1,697

Equity in profit (loss) of unconsolidated affiliated companies	(1)	5

Profit of consolidated and affiliated companies	950	1,702

Less: Profit (loss) attributable to noncontrolling interests	4	3

Profit [1]	$946	$1,699

Profit per common share	$1.48	$2.60

Profit per common share – diluted [2]	$1.45	$2.54

Weighted-average common shares outstanding (millions)
– Basic	639.3	653.6
– Diluted [2]	651.9	668.7

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2013	2012

Profit of consolidated and affiliated companies	$950	$1,702
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2013 - $33; 2012 - $11	291	193

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2013 - $2; 2012 - $91	(3)	(155)
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2013 - $(67); 2012 - $(61)	129	114
Current year prior service credit (cost), net of tax (provision)/benefit of: 2013 - $0; 2012 - $(3)	—	4
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2013 - $5; 2012 - $4	(9)	(8)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2013 - $(1); 2012 - $0	—	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(15); 2012 - $5	26	(7)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $(5); 2012 - $(5)	9	9

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(6); 2012 - $(8)	9	12
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	(1)	(1)

Total other comprehensive income (loss), net of tax	451	162
Comprehensive income	1,401	1,864
Less: comprehensive income attributable to the noncontrolling interests	(4)	(3)
Comprehensive income attributable to stockholders	$1,397	$1,861

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2013	2012
Sales and revenues:
Sales of Machinery and Power Systems	$39,048	$47,711
Revenues of Financial Products	2,206	2,089
Total sales and revenues	41,254	49,800

Operating costs:
Cost of goods sold	30,186	35,156
Selling, general and administrative expenses	4,130	4,328
Research and development expenses	1,579	1,853
Interest expense of Financial Products	552	599
Other operating (income) expenses	631	329
Total operating costs	37,078	42,265

Operating profit	4,176	7,535

Interest expense excluding Financial Products	356	352
Other income (expense)	(79)	141

Consolidated profit before taxes	3,741	7,324

Provision (benefit) for income taxes	943	2,314
Profit of consolidated companies	2,798	5,010

Equity in profit (loss) of unconsolidated affiliated companies	(1)	12

Profit of consolidated and affiliated companies	2,797	5,022

Less: Profit (loss) attributable to noncontrolling interests	11	38

Profit [1]	$2,786	$4,984

Profit per common share	$4.30	$7.64

Profit per common share – diluted [2]	$4.21	$7.44

Weighted-average common shares outstanding (millions)
– Basic	647.6	652.0
– Diluted [2]	661.3	669.7

Cash dividends declared per common share	$1.12	$0.98

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2013	2012

Profit of consolidated and affiliated companies	$2,797	$5,022
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2013 - $41; 2012 - $(5)	(255)	35

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2013 - $(14); 2012 - $83	24	(140)
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2013 - $(201); 2012 - $(181)	388	340
Current year prior service credit (cost), net of tax (provision)/benefit of: 2013 - $0; 2012 - $(1)	—	1
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2013 - $14; 2012 - $12	(27)	(23)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2013 - $(1); 2012 - $0	1	2

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(2); 2012 - $21	2	(35)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $(24); 2012 - $(6)	42	10

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(8); 2012 - $(13)	14	28
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	(1)	(3)

Total other comprehensive income (loss), net of tax	188	215
Comprehensive income	2,985	5,237
Less: comprehensive income attributable to the noncontrolling interests	(13)	(20)
Comprehensive income attributable to stockholders	$2,972	$5,217

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and short-term investments	$6,357	$5,490
Receivables – trade and other	8,649	10,092
Receivables – finance	9,161	8,860
Deferred and refundable income taxes	1,541	1,547
Prepaid expenses and other current assets	988	988
Inventories	13,392	15,547
Total current assets	40,088	42,524

Property, plant and equipment – net	16,588	16,461
Long-term receivables – trade and other	1,329	1,316
Long-term receivables – finance	14,585	14,029
Investments in unconsolidated affiliated companies	278	272
Noncurrent deferred and refundable income taxes	1,985	2,011
Intangible assets	3,718	4,016
Goodwill	6,968	6,942
Other assets	1,733	1,785
Total assets	$87,272	$89,356

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$290	$636
Financial Products	5,557	4,651
Accounts payable	6,280	6,753
Accrued expenses	3,373	3,667
Accrued wages, salaries and employee benefits	1,391	1,911
Customer advances	2,699	2,978
Other current liabilities	1,854	2,055
Long-term debt due within one year:
Machinery and Power Systems	1,110	1,113
Financial Products	6,565	5,991
Total current liabilities	29,119	29,755
Long-term debt due after one year:
Machinery and Power Systems	7,951	8,666
Financial Products	18,064	19,086
Liability for postemployment benefits	10,785	11,085
Other liabilities	3,176	3,182
Total liabilities	69,095	71,774
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/13 and 12/31/12 – 814,894,624) at paid-in amount	4,657	4,481
Treasury stock (9/30/13 – 178,538,633 shares; 12/31/12 – 159,846,131 shares) at cost	(11,914)	(10,074)
Profit employed in the business	31,614	29,558
Accumulated other comprehensive income (loss)	(6,247)	(6,433)
Noncontrolling interests	67	50
Total stockholders’ equity	18,177	17,582
Total liabilities and stockholders’ equity	$87,272	$89,356

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011	$4,273	$(10,281)	$25,219	$(6,328)	$46	$12,929
Profit of consolidated and affiliated companies	—	—	4,984	—	38	5,022
Foreign currency translation, net of tax	—	—	—	59	(24)	35
Pension and other postretirement benefits, net of tax	—	—	—	175	5	180
Derivative financial instruments, net of tax	—	—	—	(25)	—	(25)
Available-for-sale securities, net of tax	—	—	—	24	1	25
Change in ownership from noncontrolling interests	—	—	—	—	1	1
Dividends declared	—	—	(639)	—	—	(639)
Distribution to noncontrolling interests	—	—	—	—	(5)	(5)
Common shares issued from treasury stock for stock-based compensation: 6,400,328	(122)	163	—	—	—	41
Stock-based compensation expense	208	—	—	—	—	208
Net excess tax benefits from stock-based compensation	164	—	—	—	—	164
Cat Japan share redemption [1]	(74)	—	(23)	107	(10)	—
Balance at September 30, 2012	$4,449	$(10,118)	$29,541	$(5,988)	$52	$17,936

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$4,481	$(10,074)	$29,558	$(6,433)	$50	$17,582
Profit of consolidated and affiliated companies	—	—	2,786	—	11	2,797
Foreign currency translation, net of tax	—	—	—	(257)	2	(255)
Pension and other postretirement benefits, net of tax	—	—	—	386	—	386
Derivative financial instruments, net of tax	—	—	—	44	—	44
Available-for-sale securities, net of tax	—	—	—	13	—	13
Change in ownership from noncontrolling interests	(6)	—	—	—	14	8
Dividends declared	—	—	(730)	—	—	(730)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 4,792,341	(83)	160	—	—	—	77
Stock-based compensation expense	196	—	—	—	—	196
Net excess tax benefits from stock-based compensation	69	—	—	—	—	69
Common shares repurchased: 23,484,843 [2]	—	(2,000)	—	—	—	(2,000)
Balance at September 30, 2013	$4,657	$(11,914)	$31,614	$(6,247)	$67	$18,177

[1]	See Notes 12 and 17 regarding the Cat Japan share redemption.

[2]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,797	$5,022
Adjustments for non-cash items:
Depreciation and amortization	2,263	2,070
Other	377	(267)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,165	136
Inventories	1,911	(3,118)
Accounts payable	41	(334)
Accrued expenses	(227)	32
Accrued wages, salaries and employee benefits	(500)	(643)
Customer advances	(287)	306
Other assets – net	(74)	(20)
Other liabilities – net	145	34
Net cash provided by (used for) operating activities	7,611	3,218

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,862)	(2,270)
Expenditures for equipment leased to others	(1,301)	(1,256)
Proceeds from disposals of leased assets and property, plant and equipment	593	840
Additions to finance receivables	(8,339)	(8,835)
Collections of finance receivables	6,790	6,567
Proceeds from sale of finance receivables	110	109
Investments and acquisitions (net of cash acquired)	(193)	(542)
Proceeds from sale of businesses and investments (net of cash sold)	168	1,009
Proceeds from sale of available-for-sale securities	297	243
Investments in available-for-sale securities	(312)	(299)
Other – net	(29)	82
Net cash provided by (used for) investing activities	(4,078)	(4,352)

Cash flow from financing activities:
Dividends paid	(730)	(937)
Distribution to noncontrolling interests	(10)	(5)
Common stock issued, including treasury shares reissued	77	41
Treasury shares purchased	(2,000)	—
Excess tax benefit from stock-based compensation	70	165
Acquisitions of redeemable noncontrolling interests	—	(444)
Proceeds from debt issued (original maturities greater than three months):
Machinery and Power Systems	145	2,015
Financial Products	6,854	9,617
Payments on debt (original maturities greater than three months):
Machinery and Power Systems	(1,134)	(485)
Financial Products	(7,636)	(6,242)
Short-term borrowings – net (original maturities three months or less)	1,736	166
Net cash provided by (used for) financing activities	(2,628)	3,891
Effect of exchange rate changes on cash	(38)	(125)
Increase (decrease) in cash and short-term investments	867	2,632
Cash and short-term investments at beginning of period	5,490	3,057
Cash and short-term investments at end of period	$6,357	$5,689
 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities: In 2012, $1,325 million of debentures with varying interest rates and maturity dates were exchanged for $1,722 million of 3.803% debentures due in 2042 and $179 million of cash. The $179 million of cash paid is included in Other liabilities - net in the operating activities section of the Consolidated Statement of Cash Flow.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2013 and 2012, (b) the consolidated comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, (c) the consolidated financial position at September 30, 2013 and December 31, 2012, (d) the consolidated changes in stockholders’ equity for the nine month periods ended September 30, 2013 and 2012, and (e) the consolidated cash flow for the nine month periods ended September 30, 2013 and 2012.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

We have revised previously reported cash flows from operating and financing activities for the nine month period ended September 30, 2012 to correct for the impact of interest payments on certain Cat Financial bank borrowings. Cash provided by operating activities decreased from the amounts previously reported by $44 million for the nine month period ended September 30, 2012, and cash provided by financing activities increased by the same amount. Revisions will be made to previously reported amounts in future filings. Cash provided by operating activities will decrease by $57 million and $53 million for the years ended December 31, 2012 and 2011, respectively. Cash provided by financing activities will increase by the same amounts for the respective periods. Management has concluded that the impact was not material to any quarterly or annual period.

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

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $64 million and $196 million for the three and nine months ended September 30, 2013, respectively; and $69 million and $204 million for the three and nine months ended September 30, 2012, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2013 and 2012, respectively:

	2013		2012
	Shares Granted	Fair Value Per Award	Shares Granted	Fair Value Per Award
Stock options	4,276,060	$28.34	3,224,203	$39.20
RSUs	1,614,870	$84.05	1,429,939	$104.61

The stock price on the date of grant was $89.75 and $110.09 for 2013 and 2012, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2013 and 2012, respectively:

	Grant Year
	2013	2012
Weighted-average dividend yield	2.13%	2.16%
Weighted-average volatility	30.6%	35.0%
Range of volatilities	23.4-40.6%	33.3-40.4%
Range of risk-free interest rates	0.16-1.88%	0.17-2.00%
Weighted-average expected lives	8 years	7 years

As of September 30, 2013, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $232 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

As of September 30, 2013, $15 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of September 30, 2013, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2013	December 31, 2012
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$49	$28
Machinery and Power Systems	Long-term receivables – trade and other	1	—
Machinery and Power Systems	Accrued expenses	(24)	(66)
Interest rate contracts
Financial Products	Receivables – trade and other	12	17
Financial Products	Long-term receivables – trade and other	130	209
Financial Products	Accrued expenses	(6)	(8)
		$162	$180
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$42	$31
Machinery and Power Systems	Accrued expenses	(31)	(63)
Financial Products	Receivables – trade and other	13	10
Financial Products	Long-term receivables – trade and other	8	—
Financial Products	Accrued expenses	(7)	(6)
Interest rate contracts
Financial Products	Receivables – trade and other	—	2
Financial Products	Accrued expenses	—	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	—	1
Machinery and Power Systems	Accrued expenses	(1)	—
		$24	$(26)

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(9)	$12	$7	$(3)
		$(9)	$12	$7	$(3)

		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(87)	$92	$4	$7
		$(87)	$92	$4	$7

Cash Flow Hedges (Millions of dollars)
	Three Months Ended September 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$44	Other income (expense)	$(12)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(3)	Interest expense of Financial Products	(1)	—
	$41		$(14)	$—

	Three Months Ended September 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(6)	Other income (expense)	$(14)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	1	—
Financial Products	(6)	Interest expense of Financial Products	(1)	—
	$(12)		$(14)	$—

	Nine Months Ended September 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$4	Other income (expense)	$(60)	[2]	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(2)		—
Financial Products	—	Interest expense of Financial Products	(4)		—
	$4		$(66)		$—

	Nine Months Ended September 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(48)	Other income (expense)	$(13)		$—
Interest rate contracts
Financial Products	(8)	Interest expense of Financial Products	(3)		(1)	[1]
	$(56)		$(16)		$(1)

[1]	The ineffective portion recognized in earnings is included in Other income (expense).

[2]	Includes $3 million loss reclassified from AOCI to Other income (expense) in 2013 as certain derivatives were dedesignated as the related transactions are no longer probable to occur.

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$15	$(9)
Financial Products	Other income (expense)	3	5
Interest rate contracts
Financial Products	Other income (expense)	(1)	—
Commodity contracts
Machinery and Power Systems	Other income (expense)	2	3
		$19	$(1)

	Classification of Gains (Losses)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$7	$21
Financial Products	Other income (expense)	4	7
Interest rate contracts
Financial Products	Other income (expense)	(1)	—
Commodity contracts
Machinery and Power Systems	Other income (expense)	(2)	3
		$8	$31

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery & Power Systems	$92	$—	$92	$(52)	$—	$40
Financial Products	163	—	163	(9)	—	154
Total	$255	$—	$255	$(61)	$—	$194

September 30, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery & Power Systems	$(56)	$—	$(56)	$52	$—	$(4)
Financial Products	(13)	—	(13)	9	—	(4)
Total	$(69)	$—	$(69)	$61	$—	$(8)

December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery & Power Systems	$60	$—	$60	$(59)	$—	$1
Financial Products	238	—	238	(12)	—	226
Total	$298	$—	$298	$(71)	$—	$227

December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery & Power Systems	$(129)	$—	$(129)	$59	$—	$(70)
Financial Products	(15)	—	(15)	12	—	(3)
Total	$(144)	$—	$(144)	$71	$—	$(73)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2013	December 31, 2012
Raw materials	$3,138	$3,573
Work-in-process	2,749	2,920
Finished goods	7,221	8,767
Supplies	284	287
Total inventories	$13,392	$15,547

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$349	$253	$916	$625
Cost of sales	284	206	722	492
Gross profit	$65	$47	$194	$133

Profit (loss)	$(6)	$17	$(31)	$39

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	September 30, 2013	December 31, 2012
Assets:
Current assets	$707	$715
Property, plant and equipment – net	714	529
Other assets	498	616
	1,919	1,860
Liabilities:
Current liabilities	450	443
Long-term debt due after one year	887	708
Other liabilities	167	170
	1,504	1,321
Equity	$415	$539

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	September 30, 2013	December 31, 2012
Investments in equity method companies	$268	$256
Plus: Investments in cost method companies	10	16
Total investments in unconsolidated affiliated companies	$278	$272

The change in the results of operations amounts for the three and nine months ended September 30, 2013 as compared to September 30, 2012 primarily relates to the third party logistics business, in which Caterpillar sold a majority interest on July 31, 2012. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest.

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2013
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,685	$(497)	$2,188
Intellectual property	11	1,816	(455)	1,361
Other	10	282	(131)	151
Total finite-lived intangible assets	13	4,783	(1,083)	3,700
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,801	$(1,083)	$3,718

		December 31, 2012
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,756	$(377)	$2,379
Intellectual property	12	1,767	(342)	1,425
Other	10	299	(105)	194
Total finite-lived intangible assets	13	4,822	(824)	3,998
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,840	$(824)	$4,016

During the third quarter of 2013, we acquired finite-lived intangible assets of $66 million due to the purchase of Johan Walter Berg AB. See Note 19 for details on this business combination.

Gross customer relationship intangibles of $123 million and related accumulated amortization of $17 million were reclassified from Intangible assets to assets held for sale and/or divested during the nine months ended September 30, 2013, and are not included in the September 30, 2013 balances in the table above. These transactions were related to the divestiture of portions of the Bucyrus distribution business. See Note 20 for additional information on divestitures and assets held for sale.

Amortization expense for the three and nine months ended September 30, 2013 was $91 million and $276 million, respectively. Amortization expense for the three and nine months ended September 30, 2012 was $101 million and $294 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2013	2014	2015	2016	2017	Thereafter
$369	$374	$372	$360	$358	$2,161

B.  Goodwill

During the third quarter of 2013, we recorded goodwill of $109 million related to the acquisition of Johan Walter Berg AB. See Note 19 for details on this business combination.

Goodwill of $47 million was reclassified to assets held for sale and/or divested during the nine months ended September 30, 2013, and is not included in the September 30, 2013 balance in the table below. These transactions were related to the divestiture of portions of the Bucyrus distribution business and the sale of certain Power Systems assets that were accounted for as a business. See Note 20 for additional information on divestitures and assets held for sale.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three and nine months ended September 30, 2013 or 2012.

The changes in the carrying amount of the goodwill by reportable segment for the nine months ended September 30, 2013 were as follows:

(Millions of dollars)
	December 31, 2012	Acquisitions [1]	Held for Sale and Business Divestitures [2]	Other Adjustments [3]	September 30, 2013
Construction Industries
Goodwill	$382	$—	$—	$(46)	$336
Resource Industries
Goodwill	4,559	—	(37)	1	4,523
Impairments	(602)	—	—	—	(602)
Net goodwill	3,957	—	(37)	1	3,921
Power Systems
Goodwill	2,486	109	(10)	9	2,594
All Other [4]
Goodwill	117	—	—	—	117
Consolidated total
Goodwill	7,544	109	(47)	(36)	7,570
Impairments	(602)	—	—	—	(602)
Net goodwill	$6,942	$109	$(47)	$(36)	$6,968

1  See Note 19 for additional details.
2  See Note 20 for additional details.
3  Other adjustments are comprised primarily of foreign currency translation.
4  Includes All Other operating segment (See Note 15).

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

	September 30, 2013			December 31, 2012
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$11	$—	$11	$10	$—	$10
Other U.S. and non-U.S. government bonds	125	1	126	144	2	146

Corporate bonds
Corporate bonds	648	24	672	626	38	664
Asset-backed securities	75	—	75	96	—	96

Mortgage-backed debt securities
U.S. governmental agency	336	1	337	291	8	299
Residential	21	—	21	26	(1)	25
Commercial	87	6	93	117	10	127

Equity securities
Large capitalization value	158	73	231	147	38	185
Smaller company growth	22	23	45	22	12	34
Total	$1,483	$128	$1,611	$1,479	$107	$1,586

During the three months ended September 30, 2013 and 2012, there were no charges for other-than-temporary declines in the market values of securities. During the nine months ended September 30, 2013 and 2012, charges for other-than-temporary declines in the market values of securities were $1 million. These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations. The cost basis for the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2013
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$174	$2	$—	$—	$174	$2
Asset-backed securities	4	—	20	2	24	2
Mortgage-backed debt securities
U.S. governmental agency	145	4	56	1	201	5
Equity securities
Large capitalization value	15	1	2	—	17	1
Total	$338	$7	$78	$3	$416	$10

	December 31, 2012
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$20	$3	$20	$3
Mortgage-backed debt securities
U.S. governmental agency	84	1	15	—	99	1
Residential	—	—	14	1	14	1
Equity securities
Large capitalization value	25	2	10	1	35	3
Total	$109	$3	$59	$5	$168	$8

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate mainly to the continuation of elevated housing delinquencies, default rates and higher market yields since the time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were generally higher during the third quarter of 2013 on generally favorable employment and housing data.  The unrealized losses on investments in equity securities relate to uneven sector participation in the market recovery. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2013, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2013
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$211	$214
Due after one year through five years	589	611
Due after five years through ten years	28	29
Due after ten years	31	30
U.S. governmental agency mortgage-backed securities	336	337
Residential mortgage-backed securities	21	21
Commercial mortgage-backed securities	87	93
Total debt securities – available-for-sale	$1,303	$1,335

Sales of Securities:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2013	2012	2013	2012
Proceeds from the sale of available-for-sale securities	$90	$66	$297	$243
Gross gains from the sale of available-for-sale securities	$2	$1	$4	$4
Gross losses from the sale of available-for-sale securities	$1	$—	$2	$—

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations for the nine months ended September 30, 2012.

In August 2012, we announced changes to our U.S. hourly pension plan, which impacted certain hourly employees. For the impacted employees, pension benefit accruals were frozen on January 1, 2013 or will freeze on January 1, 2016, at which time employees will become eligible for various provisions of company sponsored 401(k) plans including a matching contribution and an annual employer contribution. The plan changes resulted in a curtailment and required a remeasurement as of August 31, 2012. The curtailment and the remeasurement resulted in a net increase in our Liability for postemployment benefits of $243 million and a net loss of $153 million, net of tax, recognized in Accumulated other comprehensive income (loss). The increase in the liability was primarily due to a decline in the discount rate. Also, the curtailment resulted in expense of $7 million which was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations for the three and nine months ended September 30, 2012.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
For the three months ended:
Components of net periodic benefit cost:
Service cost	$49	$46	$31	$26	$24	$23
Interest cost	147	152	43	44	48	55
Expected return on plan assets	(208)	(204)	(59)	(53)	(14)	(15)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	4	5	—	1	(18)	(18)
Net actuarial loss (gain) [1]	136	126	33	24	27	25
Net periodic benefit cost	128	125	48	42	68	71
Adjustment for subsidiary pension plan [2]	31	—	—	—	—	—
Curtailments, settlements and special termination benefits [3]	—	7	—	6	—	—
Total cost included in operating profit	$159	$132	$48	$48	$68	$71

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$147	$138	$93	$82	$79	$69
Interest cost	436	460	128	135	146	166
Expected return on plan assets	(624)	(610)	(176)	(160)	(42)	(47)
Amortization of:
Transition obligation (asset)	—	—	—	—	2	2
Prior service cost (credit) [1]	13	15	1	1	(55)	(51)
Net actuarial loss (gain) [1]	409	374	99	72	81	75
Net periodic benefit cost	381	377	145	130	211	214
Adjustment for subsidiary pension plan [2]	31	—	—	—	—	—
Curtailments, settlements and special termination benefits [3]	—	7	3	28	—	(40)
Total cost included in operating profit	$412	$384	$148	$158	$211	$174

Weighted-average assumptions used to determine net cost:
Discount rate	3.7%	4.3%	3.7%	4.3%	3.7%	4.3%
Expected return on plan assets	7.8%	8.0%	6.7%	7.1%	7.8%	8.0%
Rate of compensation increase	4.5%	4.5%	3.9%	3.9%	4.4%	4.4%

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

[2]	Charge to recognize a previously unrecorded liability related to a subsidiary's pension plans.

[3]	Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

 We made $118 million and $398 million of contributions to our pension plans during the three and nine months ended September 30, 2013, respectively. We currently anticipate full-year 2013 contributions of approximately $500 million, all of which are required. We made $195 million and $488 million of contributions to our pension plans during the three and nine months ended September 30, 2012, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2013	2012	2013	2012
U.S. Plans	$74	$62	$218	$196
Non-U.S. Plans	16	15	47	46
	$90	$77	$265	$242

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

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers. These guarantees have varying terms and are secured by the machinery being financed. In addition, Cat Financial participates in standby letters of credit issued to third parties on behalf of their customers. These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.

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

No loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2013 and December 31, 2012, the related liability was $15 million and $14 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2013	December 31, 2012
Caterpillar dealer guarantees	$201	$180
Customer guarantees	53	77
Customer guarantees – supplier consortium	359	—
Third party logistics business guarantees	156	176
Other guarantees	35	53
Total guarantees	$804	$486

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as their guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2013 and December 31, 2012, the SPC’s assets of $1,044 million and $927 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,043 million and $927 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America).  Specific rates are developed for each product shipment month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2013
Warranty liability, January 1	$1,477
Reduction in liability (payments)	(677)
Increase in liability (new warranties)	570
Warranty liability, September 30	$1,370

(Millions of dollars)	2012
Warranty liability, January 1	$1,308
Reduction in liability (payments)	(920)
Increase in liability (new warranties)	1,089
Warranty liability, December 31	$1,477

11.                               Profit Per Share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2013	2012	2013	2012
Profit for the period (A) [1]:	$946	$1,699	$2,786	$4,984
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	639.3	653.6	647.6	652.0
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	12.6	15.1	13.7	17.7
Average common shares outstanding for fully diluted computation (C) [2]	651.9	668.7	661.3	669.7
Profit per share of common stock:
Assuming no dilution (A/B)	$1.48	$2.60	$4.30	$7.64
Assuming full dilution (A/C) [2]	$1.45	$2.54	$4.21	$7.44
Shares outstanding as of September 30 (in millions)			636.4	653.9

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 10,285,409 and 10,191,424 common shares were outstanding for the three and nine months ended September 30, 2013, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three and nine months ended September 30, 2012, there were outstanding SARs and stock options to purchase 6,073,271 common shares which were antidilutive.

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

In July 2013, we entered into a definitive agreement with Société Générale to purchase shares of our common stock under an accelerated stock repurchase transaction (July ASR Agreement), which was completed in September 2013. In accordance with the terms of the July ASR Agreement, a total of 11.9 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.0 billion. Through the end of the third quarter of 2013, $5.8 billion of the $7.5 billion authorization was spent.

12.                             Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Balance at September 30, 2012 [1]	$432	$(6,454)	$(35)	$69	$(5,988)

Three Months Ended September 30, 2013
Balance at June 30, 2013	$(92)	$(6,645)	$(33)	$72	$(6,698)
Other comprehensive income (loss) before reclassifications	291	(3)	26	9	323
Amounts reclassified from accumulated other comprehensive (income) loss	—	120	9	(1)	128
Other comprehensive income (loss)	291	117	35	8	451
Balance at September 30, 2013	$199	$(6,528)	$2	$80	$(6,247)

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$456	$(6,914)	$(42)	$67	$(6,433)
Other comprehensive income (loss) before reclassifications	(257)	24	2	14	(217)
Amounts reclassified from accumulated other comprehensive (income) loss	—	362	42	(1)	403
Other comprehensive income (loss)	(257)	386	44	13	186
Balance at September 30, 2013	$199	$(6,528)	$2	$80	$(6,247)

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

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of income (expense)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(196)	$(589)
Amortization of prior service credit (cost)	Note 9 [1]	14	41
Amortization of transition asset (obligation)	Note 9 [1]	(1)	(2)
Reclassifications before tax		(183)	(550)
Tax (provision) benefit		63	188
Reclassifications net of tax		$(120)	$(362)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(12)	$(60)
Interest rate contracts	Other income (expense)	(1)	(2)
Interest rate contracts	Interest expense of Financial Products	(1)	(4)
Reclassifications before tax		(14)	(66)
Tax (provision) benefit		5	24
Reclassifications net of tax		$(9)	$(42)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$1	$1
Tax (provision) benefit		—	—
Reclassifications net of tax		$1	$1

Total reclassifications from Accumulated other comprehensive income (loss)		$(128)	$(403)

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

On October 24, 2013, Progress Rail Services Corporation (Progress Rail), a wholly-owned indirect subsidiary of Caterpillar Inc., received a grand jury subpoena from the U.S. District Court for the Central District of California. The subpoena requests documents and information from Progress Rail, United Industries Corporation, a wholly-owned subsidiary of Progress Rail, and Caterpillar Inc. relating to allegations that Progress Rail conducted improper or unnecessary railcar inspections and repairs and improperly disposed of parts, equipment, tools and other items. In connection with this subpoena, Progress Rail was informed by the U.S. Attorney for the Central District of California that it is a target of a criminal investigation into potential violations of environmental laws and alleged improper business practices. The Company is cooperating with the authorities. Because of the recent timing of the subpoena, the Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

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

14.                              Income Taxes

The provision for income taxes for the first nine months of 2013 reflects an estimated annual effective tax rate of 29 percent compared with 30.5 percent for 2012, excluding the items discussed below. The decrease is primarily due to the U.S. research and development tax credit that was expired in 2012, along with expected changes in our geographic mix of profits from a tax perspective.

The 2013 tax provision also includes a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012 and a benefit of $55 million resulting from true-up of estimated amounts used in the tax provision to the 2012 U.S. tax return as filed in September 2013. This compares to an $81 million negative impact related to nondeductible goodwill in the first nine months of 2012.

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

All Other:  Primarily includes activities such as: the remanufacturing of Cat® engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business. Inter-segment sales are a source of revenue for this segment. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

C.	Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•
Machinery and Power Systems segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable, and customer advances.  Liabilities other than accounts payable and customer advances are generally managed at the corporate level and are not included in segment operations.  Financial Products Segment assets generally include all categories of assets.

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

Reportable Segments
Three Months Ended September 30,
(Millions of dollars)
	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$4,547	$68	$4,615	$145	$262	$8,489	$143
Resource Industries	3,004	208	3,212	192	409	11,703	106
Power Systems	4,922	471	5,393	161	883	9,013	125
Machinery and Power Systems	$12,473	$747	$13,220	$498	$1,554	$29,205	$374
Financial Products Segment	807	—	807	203	218	37,239	473
Total	$13,280	$747	$14,027	$701	$1,772	$66,444	$847

	2012
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,904	$102	$5,006	$144	$459	$10,393	$247
Resource Industries	5,214	253	5,467	179	1,113	13,455	229
Power Systems	5,317	597	5,914	157	943	9,323	244
Machinery and Power Systems	$15,435	$952	$16,387	$480	$2,515	$33,171	$720
Financial Products Segment	776	—	776	179	190	36,563	432
Total	$16,211	$952	$17,163	$659	$2,705	$69,734	$1,152

Reportable Segments
Nine Months Ended September 30,
(Millions of dollars)
	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$13,594	$262	$13,856	$426	$863	$8,489	$403
Resource Industries	10,251	661	10,912	558	1,436	11,703	358
Power Systems	14,590	1,328	15,918	468	2,436	9,013	390
Machinery and Power Systems	$38,435	$2,251	$40,686	$1,452	$4,735	$29,205	$1,151
Financial Products Segment	2,408	—	2,408	571	724	37,239	1,244
Total	$40,843	$2,251	$43,094	$2,023	$5,459	$66,444	$2,395

	2012
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$15,306	$355	$15,661	$414	$1,763	$10,393	$597
Resource Industries	15,382	909	16,291	510	3,707	13,455	603
Power Systems	15,815	1,952	17,767	442	2,737	9,323	610
Machinery and Power Systems	$46,503	$3,216	$49,719	$1,366	$8,207	$33,171	$1,810
Financial Products Segment	2,301	—	2,301	530	583	36,563	1,232
Total	$48,804	$3,216	$52,020	$1,896	$8,790	$69,734	$3,042

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2013
Total external sales and revenues from reportable segments	$12,473	$807	$—		$13,280
All Other operating segment	219	—	—		219
Other	(14)	18	(80)	[1]	(76)
Total sales and revenues	$12,678	$825	$(80)		$13,423

Three Months Ended September 30, 2012
Total external sales and revenues from reportable segments	$15,435	$776	$—		$16,211
All Other operating segment	318	—	—		318
Other	(14)	20	(90)	[1]	(84)
Total sales and revenues	$15,739	$796	$(90)		$16,445
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2013
Total external sales and revenues from reportable segments	$38,435	$2,408	$—		$40,843
All Other operating segment	647	—	—		647
Other	(34)	54	(256)	[1]	(236)
Total sales and revenues	$39,048	$2,462	$(256)		$41,254

Nine Months Ended September 30, 2012
Total external sales and revenues from reportable segments	$46,503	$2,301	$—		$48,804
All Other operating segment	1,246	—	—		1,246
Other	(38)	52	(264)	[1]	(250)
Total sales and revenues	$47,711	$2,353	$(264)		$49,800
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended September 30, 2013
Total profit from reportable segments	$1,554	$218	$1,772
All Other operating segment	170	—	170
Cost centers	42	—	42
Corporate costs	(376)	—	(376)
Timing	77	—	77
Methodology differences:
Inventory/cost of sales	(36)	—	(36)
Postretirement benefit expense	(174)	—	(174)
Financing costs	(120)	—	(120)
Equity in (profit) loss of unconsolidated affiliated companies	1	—	1
Currency	(32)	—	(32)
Other income/expense methodology differences	(58)	—	(58)
Other methodology differences	(1)	(4)	(5)
Total consolidated profit before taxes	$1,047	$214	$1,261

Three Months Ended September 30, 2012
Total profit from reportable segments	$2,515	$190	$2,705
All Other operating segment	482	—	482
Cost centers	9	—	9
Corporate costs	(366)	—	(366)
Timing	(30)	—	(30)
Methodology differences:
Inventory/cost of sales	9	—	9
Postretirement benefit expense	(177)	—	(177)
Financing costs	(130)	—	(130)
Equity in (profit) loss of unconsolidated affiliated companies	(5)	—	(5)
Currency	20	—	20
Interest rate swaps	2	—	2
Other income/expense methodology differences	(64)	—	(64)
Other methodology differences	(9)	4	(5)
Total consolidated profit before taxes	$2,256	$194	$2,450

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Nine Months Ended September 30, 2013
Total profit from reportable segments	$4,735	$724	$5,459
All Other operating segment	547	—	547
Cost centers	100	—	100
Corporate costs	(1,160)	—	(1,160)
Timing	58	—	58
Methodology differences:
Inventory/cost of sales	(139)	—	(139)
Postretirement benefit expense	(505)	—	(505)
Financing costs	(361)	—	(361)
Equity in (profit) loss of unconsolidated affiliated companies	1	—	1
Currency	(71)	—	(71)
Other income/expense methodology differences	(178)	—	(178)
Other methodology differences	(20)	10	(10)
Total consolidated profit before taxes	$3,007	$734	$3,741

Nine Months Ended September 30, 2012
Total profit from reportable segments	$8,207	$583	$8,790
All Other operating segment	888	—	888
Cost centers	32	—	32
Corporate costs	(1,126)	—	(1,126)
Timing	(318)	—	(318)
Methodology differences:
Inventory/cost of sales	(26)	—	(26)
Postretirement benefit expense	(508)	—	(508)
Financing costs	(357)	—	(357)
Equity in (profit) loss of unconsolidated affiliated companies	(12)	—	(12)
Currency	160	—	160
Interest rate swaps	2	—	2
Other income/expense methodology differences	(199)	—	(199)
Other methodology differences	(3)	1	(2)
Total consolidated profit before taxes	$6,740	$584	$7,324

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2013
Total assets from reportable segments	$29,205	$37,239	$—	$66,444
All Other operating segment	1,442	—	—	1,442
Items not included in segment assets:
Cash and short-term investments	4,108	—	—	4,108
Intercompany receivables	243	—	(243)	—
Investment in Financial Products	4,769	—	(4,769)	—
Deferred income taxes	3,883	—	(490)	3,393
Goodwill and intangible assets	3,567	—	—	3,567
Property, plant and equipment – net and other assets	1,057	—	—	1,057
Operating lease methodology difference	(287)	—	—	(287)
Liabilities included in segment assets	10,504	—	—	10,504
Inventory methodology differences	(2,610)	—	—	(2,610)
Other	(132)	(151)	(63)	(346)
Total assets	$55,749	$37,088	$(5,565)	$87,272

December 31, 2012
Total assets from reportable segments	$33,171	$36,563	$—	$69,734
All Other operating segment	1,499	—	—	1,499
Items not included in segment assets:
Cash and short-term investments	3,306	—	—	3,306
Intercompany receivables	303	—	(303)	—
Investment in Financial Products	4,433	—	(4,433)	—
Deferred income taxes	3,926	—	(516)	3,410
Goodwill and intangible assets	3,145	—	—	3,145
Property, plant and equipment – net and other assets	668	—	—	668
Operating lease methodology difference	(329)	—	—	(329)
Liabilities included in segment assets	11,293	—	—	11,293
Inventory methodology differences	(2,949)	—	—	(2,949)
Other	(182)	(107)	(132)	(421)
Total assets	$58,284	$36,456	$(5,384)	$89,356

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended September 30, 2013
Total depreciation and amortization from reportable segments	$498	$203	$701
Items not included in segment depreciation and amortization:
All Other operating segment	43	—	43
Cost centers	36	—	36
Other	(7)	6	(1)
Total depreciation and amortization	$570	$209	$779

Three Months Ended September 30, 2012
Total depreciation and amortization from reportable segments	$480	$179	$659
Items not included in segment depreciation and amortization:
All Other operating segment	41	—	41
Cost centers	23	—	23
Other	(9)	6	(3)
Total depreciation and amortization	$535	$185	$720

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Nine Months Ended September 30, 2013
Total depreciation and amortization from reportable segments	$1,452	$571	$2,023
Items not included in segment depreciation and amortization:
All Other operating segment	127	—	127
Cost centers	104	—	104
Other	(9)	18	9
Total depreciation and amortization	$1,674	$589	$2,263

Nine Months Ended September 30, 2012
Total depreciation and amortization from reportable segments	$1,366	$530	$1,896
Items not included in segment depreciation and amortization:
All Other operating segment	125	—	125
Cost centers	64	—	64
Other	(32)	17	(15)
Total depreciation and amortization	$1,523	$547	$2,070

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2013
Total capital expenditures from reportable segments	$374	$473	$—	$847
Items not included in segment capital expenditures:
All Other operating segment	88	—	—	88
Cost centers	41	—	—	41
Timing	5	—	—	5
Other	(18)	18	(15)	(15)
Total capital expenditures	$490	$491	$(15)	$966

Three Months Ended September 30, 2012
Total capital expenditures from reportable segments	$720	$432	$—	$1,152
Items not included in segment capital expenditures:
All Other operating segment	75	—	—	75
Cost centers	16	—	—	16
Timing	(40)	—	—	(40)
Other	8	35	(15)	28
Total capital expenditures	$779	$467	$(15)	$1,231

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2013
Total capital expenditures from reportable segments	$1,151	$1,244	$—	$2,395
Items not included in segment capital expenditures:
All Other operating segment	200	—	—	200
Cost centers	115	—	—	115
Timing	531	—	—	531
Other	(94)	66	(50)	(78)
Total capital expenditures	$1,903	$1,310	$(50)	$3,163

Nine Months Ended September 30, 2012
Total capital expenditures from reportable segments	$1,810	$1,232	$—	$3,042
Items not included in segment capital expenditures:
All Other operating segment	229	—	—	229
Cost centers	119	—	—	119
Timing	281	—	—	281
Other	(115)	109	(139)	(145)
Total capital expenditures	$2,324	$1,341	$(139)	$3,526

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

There were no impaired loans or finance leases as of September 30, 2013 or December 31, 2012, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three and nine months ended September 30, 2013 and 2012.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

	September 30, 2013			December 31, 2012
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$20	$19	$—	$28	$27	$—
Europe	53	52	—	45	45	—
Asia Pacific	2	2	—	2	2	—
Mining	127	127	—	1	1	—
Latin America	16	16	—	7	7	—
Caterpillar Power Finance	305	304	—	295	295	—
Total	$523	$520	$—	$378	$377	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$16	$14	$4	$25	$23	$7
Europe	19	15	7	28	26	11
Asia Pacific	22	22	6	19	19	4
Mining	—	—	—	—	—	—
Latin America	62	62	18	30	30	8
Caterpillar Power Finance	94	89	25	113	109	24
Total	$213	$202	$60	$215	$207	$54

Total Impaired Loans and Finance Leases
Customer
North America	$36	$33	$4	$53	$50	$7
Europe	72	67	7	73	71	11
Asia Pacific	24	24	6	21	21	4
Mining	127	127	—	1	1	—
Latin America	78	78	18	37	37	8
Caterpillar Power Finance	399	393	25	408	404	24
Total	$736	$722	$60	$593	$584	$54

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$23	$—	$41	$1
Europe	52	—	45	—
Asia Pacific	3	—	3	—
Mining	96	2	9	1
Latin America	14	—	6	—
Caterpillar Power Finance	280	1	219	—
Total	$468	$3	$323	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$14	$—	$25	$—
Europe	21	—	27	1
Asia Pacific	18	—	15	—
Mining	—	—	—	—
Latin America	53	1	37	1
Caterpillar Power Finance	156	1	106	—
Total	$262	$2	$210	$2

Total Impaired Loans and Finance Leases
Customer
North America	$37	$—	$66	$1
Europe	73	—	72	1
Asia Pacific	21	—	18	—
Mining	96	2	9	1
Latin America	67	1	43	1
Caterpillar Power Finance	436	2	325	—
Total	$730	$5	$533	$4

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$26	$3	$56	$2
Europe	48	—	45	—
Asia Pacific	4	—	4	—
Mining	40	2	8	1
Latin America	11	—	6	—
Caterpillar Power Finance	285	2	204	2
Total	$414	$7	$323	$5

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$18	$—	$25	$—
Europe	23	1	26	1
Asia Pacific	18	1	13	1
Mining	1	—	—	—
Latin America	44	2	26	1
Caterpillar Power Finance	143	1	87	—
Total	$247	$5	$177	$3

Total Impaired Loans and Finance Leases
Customer
North America	$44	$3	$81	$2
Europe	71	1	71	1
Asia Pacific	22	1	17	1
Mining	41	2	8	1
Latin America	55	2	32	1
Caterpillar Power Finance	428	3	291	2
Total	$661	$12	$500	$8

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

As of September 30, 2013 and December 31, 2012, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2013	December 31, 2012
Customer
North America	$39	$59
Europe	41	38
Asia Pacific	51	36
Mining	31	12
Latin America	194	148
Caterpillar Power Finance	141	220
Total	$497	$513

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	September 30, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$33	$9	$29	$71	$6,256	$6,327	$—
Europe	32	16	36	84	2,682	2,766	8
Asia Pacific	65	42	60	167	2,826	2,993	16
Mining	—	—	12	12	2,281	2,293	—
Latin America	63	34	189	286	2,491	2,777	5
Caterpillar Power Finance	7	18	69	94	3,025	3,119	1
Dealer
North America	—	—	—	—	2,349	2,349	—
Europe	—	—	—	—	176	176	—
Asia Pacific	—	—	—	—	565	565	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	1	1	778	779	1
Total	$200	$119	$396	$715	$23,430	$24,145	$31

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,872	$5,967	$—
Europe	23	9	36	68	2,487	2,555	6
Asia Pacific	53	19	54	126	2,912	3,038	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,063	2,063	—
Europe	—	—	—	—	185	185	—
Asia Pacific	—	—	—	—	751	751	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	884	884	—
Total	$188	$70	$418	$676	$22,632	$23,308	$28

Allowance for credit loss activity
In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2013
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$414	$9	$423
Receivables written off	(133)	—	(133)
Recoveries on receivables previously written off	38	—	38
Provision for credit losses	76	2	78
Other	(5)	—	(5)
Balance at end of period	$390	$11	$401

Individually evaluated for impairment	$60	$—	$60
Collectively evaluated for impairment	330	11	341
Ending Balance	$390	$11	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$736	$—	$736
Collectively evaluated for impairment	19,539	3,870	23,409
Ending Balance	$20,275	$3,870	$24,145

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$360	$6	$366
Receivables written off	(149)	—	(149)
Recoveries on receivables previously written off	47	—	47
Provision for credit losses	157	3	160
Other	(1)	—	(1)
Balance at end of year	$414	$9	$423

Individually evaluated for impairment	$54	$—	$54
Collectively evaluated for impairment	360	9	369
Ending Balance	$414	$9	$423

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$593	$—	$593
Collectively evaluated for impairment	18,831	3,884	22,715
Ending Balance	$19,424	$3,884	$23,308

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2013			December 31, 2012
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$6,288	$2,349	$8,637	$5,908	$2,063	$7,971
Europe	2,725	176	2,901	2,517	185	2,702
Asia Pacific	2,942	565	3,507	3,002	751	3,753
Mining	2,262	1	2,263	1,961	1	1,962
Latin America	2,583	779	3,362	2,571	884	3,455
Caterpillar Power Finance	2,978	—	2,978	2,952	—	2,952
Total Performing	$19,778	$3,870	$23,648	$18,911	$3,884	$22,795

Non-Performing
North America	$39	$—	$39	$59	$—	$59
Europe	41	—	41	38	—	38
Asia Pacific	51	—	51	36	—	36
Mining	31	—	31	12	—	12
Latin America	194	—	194	148	—	148
Caterpillar Power Finance	141	—	141	220	—	220
Total Non-Performing	$497	$—	$497	$513	$—	$513

Performing & Non-Performing
North America	$6,327	$2,349	$8,676	$5,967	$2,063	$8,030
Europe	2,766	176	2,942	2,555	185	2,740
Asia Pacific	2,993	565	3,558	3,038	751	3,789
Mining	2,293	1	2,294	1,973	1	1,974
Latin America	2,777	779	3,556	2,719	884	3,603
Caterpillar Power Finance	3,119	—	3,119	3,172	—	3,172
Total	$20,275	$3,870	$24,145	$19,424	$3,884	$23,308

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

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2013 or 2012 for the Dealer portfolio segment.

Loan and finance lease receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2013 and 2012, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	14	$1	$—	17	$4	$4
Europe	7	5	5	14	1	1
Asia Pacific	—	—	—	12	3	3
Mining	45	123	123	—	—	—
Latin America	10	1	1	—	—	—
Caterpillar Power Finance [1]	6	65	67	15	151	151
Total [2]	82	$195	$196	58	$159	$159

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	46	$5	$5	58	$8	$8
Europe	15	6	6	21	8	8
Asia Pacific	—	—	—	12	3	3
Mining	45	123	123	—	—	—
Latin America	16	2	2	—	—	—
Caterpillar Power Finance [1]	10	101	104	20	183	183
Total [2]	132	$237	$240	111	$202	$202

[1]
During the three and nine months ended September 30, 2013, $13 million and $25 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $13 million and $25 million of additional funds are not reflected in the table above as no incremental modifications have been made with the borrower during the period presented.  At September 30, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $4 million.

[2]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$1	8	$1
Europe	5	—	—	—
Asia Pacific	—	—	2	1
Total	10	$1	10	$2

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	18	$4	39	$3
Europe	5	—	—	—
Asia Pacific	—	—	2	1
Caterpillar Power Finance	2	3	16	21
Total	25	$7	57	$25

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2013 and December 31, 2012 are summarized below:

(Millions of dollars)	September 30, 2013
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$11	$—	$—	$11
Other U.S. and non-U.S. government bonds	—	126	—	126
Corporate bonds
Corporate bonds	—	672	—	672
Asset-backed securities	—	75	—	75
Mortgage-backed debt securities
U.S. governmental agency	—	337	—	337
Residential	—	21	—	21
Commercial	—	93	—	93
Equity securities
Large capitalization value	231	—	—	231
Smaller company growth	45	—	—	45
Total available-for-sale securities	287	1,324	—	1,611
Derivative financial instruments, net	—	186	—	186
Total Assets	$287	$1,510	$—	$1,797
Liabilities
Guarantees	$—	$—	$15	$15
Total Liabilities	$—	$—	$15	$15

(Millions of dollars)	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	146	—	146
Corporate bonds
Corporate bonds	—	664	—	664
Asset-backed securities	—	96	—	96
Mortgage-backed debt securities
U.S. governmental agency	—	299	—	299
Residential	—	25	—	25
Commercial	—	127	—	127
Equity securities
Large capitalization value	185	—	—	185
Smaller company growth	34	—	—	34
Total available-for-sale securities	229	1,357	—	1,586
Derivative financial instruments, net	—	154	—	154
Total Assets	$229	$1,511	$—	$1,740
Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2013 and 2012.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2012	$14
Issuance of guarantees	6
Expiration of guarantees	(5)
Balance at September 30, 2013	$15

Balance at December 31, 2011	$7
Acquisitions	6
Issuance of guarantees	7
Expiration of guarantees	(3)
Balance at September 30, 2012	$17

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $109 million and $117 million as of September 30, 2013 and December 31, 2012, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments
	September 30, 2013		December 31, 2012
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$6,357	$6,357	$5,490	$5,490	1
Restricted cash and short-term investments	50	50	53	53	1
Available-for-sale securities	1,611	1,611	1,586	1,586	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	16,077	15,952	15,404	15,359	2	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,616	1,542	1,674	1,609	2	Note 16
Foreign currency contracts – net	51	51	—	—	2	Note 4
Interest rate swaps – net	136	136	219	219	2	Note 4
Commodity contracts – net	—	—	1	1	2	Note 4

Liabilities
Short-term borrowings	5,847	5,847	5,287	5,287	1
Long-term debt (including amounts due within one year)
Machinery and Power Systems	9,061	10,337	9,779	11,969	2
Financial Products	24,629	25,239	25,077	26,063	2
Foreign currency contracts – net	—	—	66	66	2	Note 4
Commodity contracts – net	1	1	—	—	2	Note 4
Guarantees	15	15	14	14	3	Note 10

[1]	Total excluded items have a net carrying value at September 30, 2013 and December 31, 2012 of $8,132 million and $7,959 million, respectively.

19.	Acquisitions

Johan Walter Berg AB

In September 2013, we acquired 100 percent of the stock of Johan Walter Berg AB (Berg). Berg is a leading manufacturer of mechanically and electrically driven propulsion systems and marine controls for ships. Headquartered in Öckerö Islands, Sweden, Berg has designed and manufactured heavy-duty marine thrusters and controllable pitch propellers since 1929. Its proprietary systems are employed in maritime applications throughout the world that require precise maneuvering and positioning. With the acquisition, Caterpillar will transition from selling only engines and generators to providing complete marine propulsion package systems. The purchase price, net of $9 million of acquired cash, was approximately $166 million. The purchase price includes contingent consideration, payable in 2016, with a fair value of approximately $7 million. The contingent consideration will be based on the revenues achieved by Berg in the period from January 1, 2013 to December 31, 2015 and is capped at €30 million. The contingent consideration will be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

The transaction was financed with available cash. Tangible assets as of the acquisition date were $83 million, recorded at their fair values, and primarily included cash of $9 million, receivables of $13 million, inventories of $33 million and property, plant and equipment of $28 million. Finite-lived intangible assets acquired of $66 million included developed technology, customer relationships, and trade names. The finite lived intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of approximately 10 years. Liabilities assumed as of the acquisition date were $83 million, recorded at their fair values, and primarily included accounts payable of $19 million, advance payments of $33 million and net deferred tax liabilities of $13 million. Goodwill of $109 million, non-deductible for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill include Berg’s strategic fit into our product portfolio, the opportunity to provide worldwide support to marine operators for a complete, optimized propulsion package, and the acquired assembled workforce. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. Berg will be reported in the Power Systems segment in Note 15. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

Tangible assets as of the acquisition date and after giving effect to the adjustments described below were $598 million, recorded at their fair values, and primarily included cash of $31 million, restricted cash of $138 million, receivables of $184 million, inventories of $77 million and property, plant and equipment of $94 million. Finite-lived intangible assets acquired of $112 million were primarily related to customer relationships and also included trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of approximately 14 years. Liabilities assumed as of the acquisition date and after giving effect to the adjustments described below were $626 million, recorded at their fair values, and primarily included accounts payable of $352 million, third-party short term borrowings and notes payable of $168 million and accrued expenses of $37 million. Additionally, deferred tax liabilities were $25 million. Goodwill of $625 million, substantially all of which is non-deductible for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. Factors that contributed to a purchase price resulting in the recognition of goodwill include expected cost savings primarily from increased purchasing power for raw materials, improved working capital management, expanded underground mining equipment sales opportunities in China and internationally, along with the acquired assembled workforce. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Resource Industries segment in Note 15. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

We completed two sale transactions during the first quarter, one during the second quarter and three during the third quarter of 2013 whereby we sold portions of the Bucyrus distribution business to Caterpillar dealers for an aggregate price of $199 million. For the first nine months of 2013, after-tax profit was unfavorably impacted by $44 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $64 million of gains related to the sales transactions, a $34 million unfavorable adjustment due to a change in estimate to increase the reserve for parts returns related to prior sale transactions (both included in Other operating (income) expenses) and costs incurred related to the Bucyrus distribution divestiture activities of $85 million (included in Selling, general and administrative expenses), offset by an income tax benefit of $11 million.

Assets sold in the first nine months of 2013 primarily consisted of customer relationship intangibles of $31 million, allocated goodwill of $24 million, inventory of $20 million and fixed assets of $8 million related to the divested portions of the Bucyrus distribution business.

As of September 30, 2013, nine divestiture transactions were classified as held for sale and are expected to close in 2013 and 2014. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

The major classes of assets held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	September 30, 2013	December 31, 2012

Inventories	$63	$30
Current assets	$63	$30

Property, plant and equipment – net	$3	$—
Intangible assets	101	32
Goodwill	64	52
Non-current assets	$168	$84

Third Party Logistics Business Divestiture
On July 31, 2012 Platinum Equity acquired a 65 percent equity interest in Caterpillar Logistics Services LLC, the third party logistics division of our wholly owned subsidiary, Caterpillar Logistics Inc., for $567 million subject to certain working capital adjustments. The purchase price of $567 million was comprised of a $107 million equity contribution from Platinum Equity to, and third party debt raised by, Caterpillar Logistics Services LLC. The sale of the third party logistics business supports Caterpillar's increased focus on the continuing growth opportunities in its core businesses. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest.

As a result of the divestiture, we recorded a pretax gain of $276 million (included in Other operating (income) expenses). In addition, we recognized $8 million of incremental incentive compensation expense. The fair value of our retained noncontrolling interest was $58 million, as determined by the $107 million equity contribution from Platinum Equity, and was included in Investments in unconsolidated affiliated companies in the Consolidated Statement of Financial Position. The disposal did not qualify as discontinued operations because Caterpillar has significant continuing involvement through its noncontrolling interest. The financial impact of the disposal was reported in the All Other operating segment. Results for our remaining interest are recorded in Equity in profit (loss) of unconsolidated affiliated companies and are reported in the All Other operating segment.

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

For the three and nine months ended September 30, 2013, we recognized employee separation charges of $34 million and $57 million, respectively, in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to separation programs in North America and Europe. The charges were related primarily to the Resource Industries and Construction Industries segments.

Our accounting for separations was dependent upon how the particular program was designed. For voluntary programs, eligible separation costs were recognized at the time of employee acceptance. For involuntary programs, eligible costs were recognized when management had approved the program, the affected employees had been properly notified and the costs were estimable.

The following table summarizes the 2012 and 2013 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2011	$90
Increase in liability (separation charges)	94
Reduction in liability (payments and other adjustments)	(155)
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	57
Reduction in liability (payments and other adjustments)	(43)
Liability balance at September 30, 2013	$43

The remaining liability balances as of September 30, 2013 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2013 and 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported third-quarter 2013 sales and revenues of $13.423 billion, an 18 percent decrease from third-quarter 2012 sales and revenues of $16.445 billion. Profit per share for the third quarter of 2013 was $1.45, a 43 percent decrease from third-quarter 2012 profit per share of $2.54. Profit was $946 million in the quarter, a decrease of 44 percent from $1.699 billion in the third quarter of 2012.

Sales and revenues for the nine months ended September 30, 2013 were $41.254 billion, down $8.546 billion, or 17 percent, from $49.800 billion for the nine months ended September 30, 2012. Profit per share for the nine months ended September 30, 2013 was $4.21, a 43 percent decrease from the nine months ended September 30, 2012 profit per share of $7.44. Profit was $2.786 billion in the nine months ended September 30, 2013, a decrease of 44 percent from $4.984 billion for the nine months ended September 30, 2012.

 Highlights for the third quarter of 2013 include:

•
Nearly 80 percent of the decline in third-quarter sales volume was in Resource Industries resulting from changes in dealer inventories and lower deliveries to end users as customers in all geographic regions have reduced capital expenditures across the mining industry. While Resource Industries’ sales are very low, sales in Power Systems and Construction Industries have been more stable. The diversity of these businesses and the industries we serve, along with the continued strong performance of our Financial Products segment has provided a balance to our overall results.

•
The decline in profit per share of $1.09 from the third quarter of 2012 is primarily a result of the $3 billion drop in sales and revenues and the absence of last year’s gain from the sale of a majority interest in our third-party logistics business.

•
The impact of lower sales volume in the third quarter of 2013 was partially offset by aggressive cost cutting measures including temporary plant shutdowns, significant workforce reductions, temporary layoffs for thousands of salaried management employees and general austerity measures across the company.

•
Our inventory continued to decline in the third quarter of 2013, which was positive to operating cash flow but unfavorable to profit. Inventory was about $500 million below the end of the second quarter of 2013 and about $2.2 billion below year-end 2012.

•
Machinery and Power Systems (M&PS) operating cash flow was $2.109 billion in the third quarter of 2013, compared with $994 million in the third quarter of 2012. The improvement was the result of favorable changes in working capital, primarily inventory and accounts payable, partially offset by lower profit.

•	M&PS debt-to-capital ratio was 34.1 percent, down from 34.9 percent at the end of the second quarter of 2013.

•	We repurchased $1 billion of stock in the third quarter of 2013 in addition to the $1 billion repurchased in the second quarter of 2013.

Notes:

•	Glossary of terms is included on pages 71-73; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 82.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2012

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2012 (at left) and the third quarter of 2013 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $13.423 billion in the third quarter of 2013, a decrease of $3.022 billion, or 18 percent, from the third quarter of 2012. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reasons for the change: Sales volume decreased $2.729 billion with nearly 80 percent of the decline in Resource Industries. More than half of the total volume decrease was related to changes in dealer machine and engine inventories and the remainder was primarily a result of lower dealer deliveries to end users, primarily in Resource Industries. During the third quarter of 2012, dealers increased machine and engine inventories by about $800 million, and during the third quarter of 2013, dealers reduced machine and engine inventories by about $800 million. Most of the change in both periods was in Resource Industries related to mining. During the third quarter of 2012, dealers received products that they had previously ordered in anticipation of higher demand. During the third quarter of 2013, most of the decline was related to dealers adjusting inventory levels in response to lower end-user demand resulting primarily from mining companies reducing their capital expenditures. We expect another substantial decline in dealer inventories in the fourth quarter.

Dealers are independent and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. In addition, dealers are utilizing inventory from our product distribution centers at a higher rate to meet end-user demand, primarily for Construction Industries’ products.
In addition, currency was unfavorable $188 million primarily due to the weaker Japanese yen, as sales in yen translated into fewer U.S. dollars. The net impact of acquisitions and divestitures was unfavorable $87 million, with more than half of the decline due to the absence of our third party logistics business. Price realization was unfavorable $57 million mainly due to continuing sales from a large government order in Brazil and an increasingly competitive pricing environment primarily within Construction Industries which we expect to continue. We expect continuing machine sales in 2014 pursuant to an additional government order in Brazil, although not to the same extent as the current order. The increasingly competitive pricing environment is attributable to a number of factors including excess industry capacity caused by weaker than expected economic conditions. These decreases were partially offset by increased Financial Products’ revenues of $39 million.
While almost all of the decline in sales was related to new equipment, aftermarket parts sales declined slightly.

•
Sales by geographic region: While sales declined in all geographic regions, the most significant reduction was in Asia/Pacific. The Asia/Pacific decline was primarily related to lower sales in Australia where the most significant decrease was in mining sales, due to continued low demand. While sales in Asia/Pacific declined overall, sales in China increased as we focused on improving our competitive position through building out the Caterpillar business model, the key elements of which focus on increasing field population, improving customer loyalty and providing superior customer support in conjunction with our independent dealers. Our total company sales and revenues in China were about $800 million in the third quarter 2013 as compared with about $600 million in the third quarter of 2012. This represents an increase of about 30 percent from the third quarter of 2012 and was primarily related to sales in Construction Industries. Sales and revenues in China represented about 6 percent of total company sales and revenues in the third quarter of 2013. The declines in North America and EAME were primarily due to unfavorable changes in dealer inventories.

•
Sales by segment: Sales decreased in all segments. The most significant was a 42-percent decline in Resource Industries resulting primarily from changes in dealer inventories and weaker demand in mining primarily due to mining companies reducing their capital expenditures. Power Systems’ sales and Construction Industries’ sales both decreased 7 percent. Financial Products segment revenues were up 4 percent.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2012 (at left) and the third quarter of 2013 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the third quarter of 2013 was $1.401 billion, a decline of $1.195 billion, or 46 percent, from the third quarter of 2012. The decrease was primarily the result of lower sales volume, which included an unfavorable mix of products. The unfavorable mix was primarily due to a more significant decline in Resource Industries’ sales than sales for other segments. Acquisitions and divestitures negatively impacted operating profit by $268 million primarily due to the absence of a gain from the sale of a majority interest in our external logistics business during the third quarter of 2012. Price realization was unfavorable mainly due to continuing sales from a large government order in Brazil and an increasingly competitive pricing environment primarily within Construction Industries which we expect will continue. These unfavorable impacts were partially offset by decreases in SG&A and R&D expenses, a favorable impact from currency and lower manufacturing costs.

Decreases in SG&A and R&D expenses were primarily due to lower discretionary and program spending driven by cost reduction measures implemented in response to lower volumes. The favorable impact of currency was mostly due to the Japanese yen. We have a sizable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and therefore, a weaker yen provides a cost benefit.
Manufacturing costs decreased $102 million. The decrease was primarily due to lower material costs and warranty expense, partially offset by unfavorable changes in cost absorption resulting from a decrease in inventory during the third quarter of 2013 and an increase in inventory during the third quarter of 2012.
The reduction in Caterpillar inventory was about $500 million in the third quarter of 2013. The reduction was primarily in finished goods, including inventory held at our product distribution centers. We are working throughout the company to improve our supply chain and inventory performance. We are not expecting a significant change in our inventory in the fourth quarter.
Volume adjusted costs (manufacturing costs and SG&A and R&D expenses) for Machinery & Power Systems were down over $350 million in the third quarter of 2013 as compared with the third quarter of 2012. Excluding the impact of cost absorption resulting from changes in inventory, volume adjusted costs were down over $450 million.
Despite the significant reduction in sales volume, manufacturing efficiencies were about flat due to cost reduction initiatives including temporary factory shutdowns, rolling layoffs throughout much of the company and reductions in our workforce. We are evaluating a wide range of actions throughout our business to improve our cost structure and anticipated changes may include rationalization of some products, shifting production between certain facilities, rationalization of some of our smaller facilities, workforce reductions and the consolidation of functions within our management structure.
The third-quarter short term incentive compensation expense related to 2013 was about $100 million, and we expect the full year will be about $460 million. Short term incentive compensation expense in the third quarter of 2012 was about $130 million, and full-year 2012 was about $825 million.
Other Profit/Loss Items

•	Interest expense excluding Financial Products decreased $13 million compared with the third quarter of 2012.

•	Other income/expense was expense of $24 million compared with expense of $17 million in the third quarter of 2012. Both periods include unfavorable impacts from currency translation and hedging.

•
The provision for income taxes in the third quarter of 2013 reflects an estimated annual effective tax rate of 29 percent compared with 30.5 percent for 2012, excluding the items discussed below. The decrease is primarily due to the U.S. research and development tax credit that was expired in 2012, along with expected changes in our geographic mix of profits from a tax perspective.

The tax provision for the third quarter of 2013 also includes a benefit of $55 million resulting from true-up of estimated amounts used in the tax provision to the 2012 U.S. tax return as filed in September 2013. The tax provision for the third quarter of 2012 included a negative impact of $6 million from nondeductible goodwill.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2013
Construction Industries [1]	$4,547	(7)%	$1,743	(9)%	$707	12%	$989	(17)%	$1,108	(6)%
Resource Industries [2]	3,004	(42)%	1,028	(28)%	585	(42)%	713	(24)%	678	(63)%
Power Systems [3]	4,922	(7)%	1,905	(12)%	608	12%	1,450	(7)%	959	(7)%
All Other Segment [4]	219	(31)%	148	(19)%	13	18%	35	(49)%	23	(60)%
Corporate Items and Eliminations	(14)	—	(13)		—		—		(1)
Machinery & Power Systems Sales	12,678	(19)%	4,811	(15)%	1,913	(12)%	3,187	(15)%	2,767	(33)%

Financial Products Segment	807	4%	431	7%	105	2%	127	11%	144	(8)%
Corporate Items and Eliminations	(62)		(36)		(8)		(7)		(11)
Financial Products Revenues	745	6%	395	11%	97	1%	120	11%	133	(8)%

Consolidated Sales and Revenues	$13,423	(18)%	$5,206	(14)%	$2,010	(12)%	$3,307	(14)%	$2,900	(32)%

Third Quarter 2012
Construction Industries [1]	$4,904		$1,910		$629		$1,186		$1,179
Resource Industries [2]	5,214		1,421		1,001		936		1,856
Power Systems [3]	5,317		2,175		543		1,564		1,035
All Other Segment [4]	318		182		11		68		57
Corporate Items and Eliminations	(14)		(14)		—		—		—
Machinery & Power Systems Sales	15,739		5,674		2,184		3,754		4,127

Financial Products Segment	776		403		103		114		156
Corporate Items and Eliminations	(70)		(46)		(7)		(6)		(11)
Financial Products Revenues	706		357		96		108		145

Consolidated Sales and Revenues	$16,445		$6,031		$2,280		$3,862		$4,272

[1]	Does not include inter-segment sales of $68 million and $102 million in third quarter 2013 and 2012, respectively.

[2]	Does not include inter-segment sales of $208 million and $253 million in third quarter 2013 and 2012, respectively.

[3]	Does not include inter-segment sales of $471 million and $597 million in third quarter 2013 and 2012, respectively.

[4]	Does not include inter-segment sales of $778 million and $885 million in third quarter 2013 and 2012, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2012	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	Third Quarter 2013	$ Change	% Change

Construction Industries	$4,904	$(119)	$(84)	$(154)	$—	$—	$4,547	$(357)	(7)%
Resource Industries	5,214	(2,144)	(3)	(29)	(34)	—	3,004	(2,210)	(42)%
Power Systems	5,317	(420)	30	(5)	—	—	4,922	(395)	(7)%
All Other Segment	318	(45)	(1)	—	(53)	—	219	(99)	(31)%
Corporate Items and Eliminations	(14)	(1)	1	—	—	—	(14)	—
Machinery & Power Systems Sales	15,739	(2,729)	(57)	(188)	(87)	—	12,678	(3,061)	(19)%

Financial Products Segment	776	—	—	—	—	31	807	31	4%
Corporate Items and Eliminations	(70)	—	—	—	—	8	(62)	8
Financial Products Revenues	706	—	—	—	—	39	745	39	6%

Consolidated Sales and Revenues	$16,445	$(2,729)	$(57)	$(188)	$(87)	$39	$13,423	$(3,022)	(18)%

Operating Profit by Segment
(Millions of dollars)	Third Quarter 2013	Third Quarter 2012	$ Change	% Change
Construction Industries	$262	$459	$(197)	(43)%
Resource Industries	409	1,113	(704)	(63)%
Power Systems	883	943	(60)	(6)%
All Other Segment	170	482	(312)	(65)%
Corporate Items and Eliminations	(469)	(512)	43
Machinery & Power Systems	1,255	2,485	(1,230)	(49)%

Financial Products Segment	218	190	28	15%
Corporate Items and Eliminations	(8)	(9)	1
Financial Products	210	181	29	16%
Consolidating Adjustments	(64)	(70)	6
Consolidated Operating Profit	$1,401	$2,596	$(1,195)	(46)%

Construction Industries
Construction Industries’ sales were $4.547 billion in the third quarter of 2013, a decrease of $357 million, or 7 percent, from the third quarter of 2012. The sales decrease was due to the unfavorable impact of currency, lower sales volume and unfavorable price realization. Sales of new equipment declined, and sales of aftermarket parts were about flat.

•	The unfavorable currency impact was primarily from a weaker Japanese yen, as sales in yen translated into fewer U.S. dollars.

•	The decline in sales volume was primarily related to changes in dealer inventories which more than offset improvements in deliveries to end users in North America and Latin America.

•	Price realization was unfavorable primarily due to continuing sales from a large government order in Brazil and an increasingly competitive pricing environment.
Sales declined in all geographic regions except Latin America.

•	The increase in Latin America was primarily due to continuing sales from a large government order in Brazil.

•
In EAME, end-user demand declined as a result of continuing economic weakness in Europe, dealer inventory changes were negative and price realization was unfavorable, due to an increasingly competitive pricing environment.

•
In North America, end-user demand increased, but was more than offset by the negative impact of dealer inventory changes. The increase in end-user demand resulted primarily from construction-related spending in the United States. Although still below prior peaks, the housing industry has improved and many state and local government budgets are showing signs of improvement which we expect to favorably impact construction spending.

•
In Asia/Pacific, higher sales in China were more than offset by negative currency impacts primarily from the weaker Japanese yen and lower sales in other countries due to slower economic growth. We believe higher sales in China, particularly with respect to hydraulic excavators, were due primarily to an increase in our competitive position through building out the Caterpillar business model, the key elements of which focus on increasing field population, improving customer loyalty and providing superior customer support in conjunction with our independent dealers.
During the third quarter of 2013, dealers utilized inventory from our product distribution centers at a higher rate to meet end-user demand. We expect production levels to increase in the fourth quarter of 2013.
Construction Industries’ profit was $262 million in the third quarter of 2013, compared with $459 million in the third quarter of 2012. The decrease in profit was primarily due to unfavorable price realization, lower sales volume, which included an unfavorable mix of products, and the absence of a gain on sale of land from the third quarter of 2012. The unfavorable mix of products is primarily attributable to relatively higher sales of small and mid-size machines which generally have lower margins than larger size machines which are also sold into mining applications.
Resource Industries
Resource Industries’ sales were $3.004 billion in the third quarter of 2013, a decrease of $2.210 billion, or 42 percent, from the third quarter of 2012, almost all from lower sales volume. Although production of most mined commodities is near or above a year ago, after several years of increasing capital expenditures, mining customers in all geographic regions have reduced spending across the mining industry. As a result, we believe that mining companies are increasing productivity at existing mines rather than investing in expansions or new mine openings which results in lower demand for our mining products. As a result, end-user demand was lower, and new orders for mining equipment continued to be weak in the quarter.
About half of the decline in sales volume was due to changes in dealer machine inventory. Dealers continued to significantly reduce machine inventory during the third quarter of 2013 to better align inventory levels with demand. This compares with an increase in dealer machine inventory during the third quarter of 2012. Demand was also lower as dealer deliveries to end users declined resulting from mining companies reducing their capital expenditures. Almost all of the sales decline was related to new equipment. Aftermarket part sales also declined as some companies are delaying maintenance and rebuild activities.
Sales were lower in every region of the world, with the most significant decline in Asia/Pacific, where about half of the worldwide dealer inventory impacts occurred.
Resource Industries’ profit was $409 million in the third quarter of 2013 compared with $1.113 billion in the third quarter of 2012. The decrease was primarily the result of lower sales volume, partially offset by lower SG&A and R&D expenses and decreased manufacturing costs.
SG&A and R&D expenses were lower primarily due to decreased spending for new product introduction programs and other cost cutting measures in response to lower volumes. The decrease in manufacturing costs was driven by lower period manufacturing expenses due to cost reduction measures and lower material costs. These favorable impacts were partially offset by unfavorable changes in cost absorption resulting from a decrease in inventory during the third quarter of 2013 and an increase in inventory during the third quarter of 2012.
We are expecting lower mining sales in 2014 and are continuing our efforts to lower structural costs. In order to be well-positioned when the industry improves, we are working to reduce costs, but are not expecting to make substantial changes in physical capacity.
Power Systems
Power Systems’ sales were $4.922 billion in the third quarter of 2013, a decrease of $395 million, or 7 percent, from the third quarter of 2012. The decrease was primarily a result of lower volume for electric power applications. In addition, sales for rail and petroleum applications were lower. Sales declines in electric power and petroleum applications were driven by dealers reducing their inventory levels in the third quarter of 2013, compared with dealers increasing inventory levels in the third quarter of 2012. Turbine-related sales, which are sold directly to end users and are not affected by dealer inventory, were about flat. Decreases in rail were driven by a reduction in services and timing of shipments of locomotives.
Sales decreased in all regions except Latin America.

•
In North America, the sales decrease was due to declines in end-user demand, primarily in petroleum applications and rail services. For petroleum, lower demand was due to an oversupply of equipment used in drilling and well servicing applications. For rail services, declines in railway coal traffic resulted in lower maintenance and repair needs. In addition, changes in dealer inventories were unfavorable for electric power applications as dealers increased inventories in anticipation of higher demand during the third quarter of 2012, and reduced their inventories during the third quarter of 2013.

•
In EAME, the sales decrease was primarily due to the impact of dealer inventory changes for electric power applications. During the third quarter of 2012, dealers increased inventories in anticipation of higher demand and reduced their inventories during the third quarter of 2013.

•
In Asia/Pacific, the decline in sales was due to unfavorable changes in dealer inventories. During the third quarter of 2012, dealers increased inventories in anticipation of higher demand and reduced their inventories during the third quarter of 2013. Those negative impacts were partially offset by higher end-user demand across most applications.

•	The improvement in Latin America was primarily due to the completion of two large turbine projects.

Power Systems’ profit was $883 million in the third quarter of 2013 compared with $943 million in the third quarter of 2012. The decrease was primarily due to lower sales volume, partially offset by lower manufacturing costs, decreased SG&A and R&D expenses and favorable price realization.
The decrease in manufacturing costs was driven by lower material costs and a favorable change in cost absorption resulting from an increase in inventory during the third quarter of 2013 and a decrease in inventory during the third quarter of 2012. SG&A and R&D expenses were favorable primarily due to lower program costs.
Financial Products Segment
Financial Products’ revenues were $807 million, an increase of $31 million, or 4 percent, from the third quarter of 2012. The increase was primarily due to the favorable impact from higher average earning assets across all geographic regions except Asia/Pacific and an increase in Cat Insurance revenues in North America partially offset by declines in EAME and Latin America. These increases were partially offset by the unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases across all geographic regions.
Financial Products’ profit was $218 million in the third quarter of 2013, compared with $190 million in the third quarter of 2012. The increase was primarily due to an $18 million favorable impact from higher average earning assets and a $17 million favorable impact from lower claims experience at Cat Insurance.
At the end of the third quarter of 2013, past dues at Cat Financial were 2.45 percent compared with 2.64 percent at the end of the second quarter of 2013, 2.26 percent at the end of 2012 and 2.80 percent at the end of the third quarter of 2012. Write-offs, net of recoveries, were $58 million for the third quarter of 2013, up from $29 million for the third quarter of 2012. The increase in write-offs was primarily related to Cat Financial’s European marine portfolio and was previously provided for in the allowance for credit losses.
As of September 30, 2013, Cat Financial's allowance for credit losses totaled $404 million or 1.40 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The allowance for credit losses as of September 30, 2012, was $404 million or 1.47 percent of net finance receivables.
All Other Segment
All Other Segment includes groups that provide services such as component manufacturing, remanufacturing and logistics.
The decrease in sales was primarily due to the absence of our third party logistics business, which was sold in the third quarter of 2012. Lower profit was primarily due to the absence of the gain on the sale of our third party logistics business.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $477 million in the third quarter of 2013, a decrease of $44 million from the third quarter of 2012. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for M&PS, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
The decrease in expense from the third quarter of 2012 was primarily due to favorable impacts from timing differences, partially offset by unfavorable impacts from currency. Segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013, while segment profit for 2012 is based on fixed exchange rates set at the beginning of 2012. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2012

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2012 (at left) and the nine months ended September 30, 2013 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $41.254 billion for the nine months ended September 30, 2013, a decrease of $8.546 billion, or 17 percent, from the nine months ended September 30, 2012. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reasons for the change: Sales volume decreased $7.945 billion with the most significant decline in Resource Industries. More than half of the total volume decrease was related to changes in dealer machine and engine inventories and the remainder was primarily due to lower dealer deliveries to end users, primarily in Resource Industries. During the nine months ended September 30, 2012, dealers increased machine and engine inventories by about $2.3 billion. During the nine months ended September 30, 2013, dealers reduced their machine and engine inventories by about $2.6 billion. Most of the change in both periods was in Resource Industries related to mining. During the nine months ended September 30, 2012, dealers received products that they had previously ordered in anticipation of higher demand. During the nine months ended September 30, 2013, most of the decline was related to dealers adjusting inventory levels in response to lower end-user demand resulting primarily from mining companies reducing their capital expenditures. We expect another substantial decline in dealer inventories in the fourth quarter.

Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. In addition, dealers are utilizing inventory from our product distribution centers at a higher rate to meet end-user demand, primarily for Construction Industries’ products.
In addition, the impact of currency was unfavorable $399 million primarily due to the weakening of the Japanese yen, as sales in yen translated into fewer U.S. dollars. The net impact of acquisitions and divestitures was unfavorable $398 million mainly due to the absence of our third party logistics business. These decreases were partially offset by increased Financial Products' revenues of $117 million and favorable price realization of $79 million.
While almost all of the decline in sales was related to new equipment, aftermarket parts sales declined slightly.

•
Sales by geographic region: Sales declined in all geographic regions. The decline in Asia/Pacific was primarily related to lower sales in Australia where the most significant decrease was in mining sales, due to continued low demand. While sales in Asia/Pacific declined overall, sales in China increased as we focused on improving our competitive position through building out the Caterpillar business model, the key elements of which focus on increasing field population, improving customer loyalty and providing superior customer support in conjunction with our independent dealers. Our total company sales and revenues in China for the nine months ended September 30, 2013 were about $2.5 billion compared with about $2.1 billion for the same period a year ago, with over half of the increase in Construction Industries. Sales were lower in North America and EAME primarily due to changes in dealer inventories and lower dealer deliveries to end users. In Latin America, the sales decline was primarily due to changes in dealer inventories, partially offset by increases in deliveries to end users.

•
Sales by segment: Sales decreased in all segments. The most significant decrease was in Resource Industries, with sales down 33 percent primarily from dealer inventory changes and weaker demand in mining. Construction Industries' sales decreased 11 percent, and Power Systems' sales were 8 percent lower. Financial Products' segment revenues were up 5 percent.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2012 (at left) and the nine months ended September 30, 2013 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the nine months ended September 30, 2013 was $4.176 billion compared with $7.535 billion for the nine months ended September 30, 2012, a 45 percent decrease. The decrease was primarily the result of lower sales volume, which included an unfavorable mix of products. The unfavorable mix was primarily due to a more significant decline in Resource Industries’ sales than sales for other segments. The impact of acquisitions and divestitures and increased manufacturing costs were also unfavorable to operating profit.
Acquisitions and divestitures negatively impacted operating profit by $461 million primarily due to the absence of a gain from the sale of a majority interest in our external logistics business during the third quarter of 2012. Additionally, the nine months ended September 30, 2012 included substantial pre-tax gains on the sale of portions of the Bucyrus distribution business, while the impact on the nine months ended September 30, 2013 was negative. The $135 million favorable impact from the settlement with the previous owners of our Siwei acquisition was partially offset by other operating losses at Siwei.
Manufacturing costs increased $313 million. The increase was primarily due to unfavorable changes in cost absorption resulting from a decrease in inventory during the nine months ended September 30, 2013 and an increase in inventory during the nine months ended September 30, 2012. This unfavorable impact was partially offset by lower material costs.
We reduced inventory both in the fourth quarter of 2012 and the first nine months of 2013. The groundwork for these reductions began in mid-2012 as order rates declined and actions were needed to bring inventory levels in line with expected demand. Based on dealers’ expectation of future demand, macro-economic conditions and the amount of finished goods we had available in our product distribution centers, dealers also took action to lower their inventories. As a result, new orders from dealers declined sharply in the third quarter of 2012, and we began lowering production schedules and incoming material purchases from suppliers around the world. While production schedules began to decline in the third quarter of 2012, the most significant impacts on production and inventory, including rolling plant shutdowns at a number of facilities, occurred in the fourth quarter of 2012 and continued throughout the first nine months of 2013. The inventory decline during the nine months ended September 30, 2013 was primarily in Construction Industries and Resource Industries.
We are evaluating a wide range of actions throughout our business to improve our cost structure and anticipated changes may include rationalization of some products, shifting production between certain facilities, rationalization of some of our smaller facilities, workforce reductions and the consolidation of functions within our management structure.
The decline in SG&A and R&D expenses was positive to operating profit by $363 million, primarily due to lower discretionary and program spending driven by cost reduction measures implemented in response to lower volumes and decreased incentive compensation expense, partially offset by higher wage and benefit inflation.
Short term incentive compensation expense related to the nine months ended September 30, 2013 was about $350 million, compared with about $625 million for the nine months ended September 30, 2012. We expect short-term incentive compensation expense for the full year of 2013 to be about $460 million compared with about $825 million for the full year of 2012.
Currency favorably impacted operating profit by $285 million, mostly due to the Japanese yen. We have a sizable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and therefore, a weaker yen provides a cost benefit. Financial Products' operating profit increased $174 million.
Volume adjusted costs (manufacturing costs and SG&A and R&D expenses) for Machinery & Power Systems were down about $700 million in the nine months ended September 30, 2013, excluding about $650 million unfavorable cost absorption resulting from changes in inventory, as compared with the nine months ended September 30, 2012.

Other Profit/Loss Items

•
Other income/expense was expense of $79 million compared with income of $141 million in the nine months ended September 30, 2012. The change was primarily due to the unfavorable impact of currency translation and hedging gains and losses. Translation and hedging losses in the nine months ended September 30, 2013 totaled $230 million, primarily due to translation losses. Most of the impact in the nine months ended September 30, 2013 was a result of our net asset/liability positions and exchange rate movements and hedging primarily for Japanese yen and Brazilian real. In the nine months ended September 30, 2012, we had translation and hedging losses of $46 million.

•
The provision for income taxes for the first nine months of 2013 reflects an estimated annual effective tax rate of 29 percent compared with 30.5 percent for 2012, excluding the items discussed below. The decrease is primarily due to the U.S. research and development tax credit that was expired in 2012, along with expected changes in our geographic mix of profits from a tax perspective.

The 2013 tax provision also includes a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012 and a benefit of $55 million resulting from true-up of estimated amounts used in the tax provision to the 2012 U.S. tax return as filed in September 2013. This compares to an $81 million negative impact related to nondeductible goodwill in the first nine months of 2012.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine Months Ended September 30, 2013
Construction Industries [1]	$13,594	(11)%	$5,257	(7)%	$2,003	(2)%	$2,986	(20)%	$3,348	(13)%
Resource Industries [2]	10,251	(33)%	3,259	(29)%	1,974	(23)%	2,515	(19)%	2,503	(51)%
Power Systems [3]	14,590	(8)%	5,935	(12)%	1,601	(3)%	4,038	(9)%	3,016	—%
All Other Segment [4]	647	(48)%	441	(29)%	27	(45)%	103	(70)%	76	(66)%
Corporate Items and Eliminations	(34)		(38)		1		2		1
Machinery & Power Systems Sales	39,048	(18)%	14,854	(15)%	5,606	(11)%	9,644	(17)%	8,944	(27)%

Financial Products Segment	2,408	5%	1,252	3%	324	8%	372	9%	460	2%
Corporate Items and Eliminations	(202)		(114)		(24)		(21)		(43)
Financial Products Revenues	2,206	6%	1,138	6%	300	8%	351	10%	417	(1)%

Consolidated Sales and Revenues	$41,254	(17)%	$15,992	(14)%	$5,906	(10)%	$9,995	(16)%	$9,361	(26)%

Nine Months Ended September 30, 2012
Construction Industries [1]	$15,306		$5,656		$2,050		$3,751		$3,849
Resource Industries [2]	15,382		4,570		2,567		3,108		5,137
Power Systems [3]	15,815		6,726		1,652		4,415		3,022
All Other Segment [4]	1,246		624		49		347		226
Corporate Items and Eliminations	(38)		(38)		—		—		—
Machinery & Power Systems Sales	47,711		17,538		6,318		11,621		12,234

Financial Products Segment	2,301		1,210		300		341		450
Corporate Items and Eliminations	(212)		(140)		(22)		(21)		(29)
Financial Products Revenues	2,089		1,070		278		320		421

Consolidated Sales and Revenues	$49,800		$18,608		$6,596		$11,941		$12,655

[1]	Does not include inter-segment sales of $262 million and $355 million for the nine months ended September 30, 2013 and 2012, respectively.

[2]	Does not include inter-segment sales of $661 million and $909 million for the nine months ended September 30, 2013 and 2012, respectively.

[3]	Does not include inter-segment sales of $1,328 million and $1,952 million for the nine months ended September 30, 2013 and 2012, respectively.

[4]	Does not include inter-segment sales of $2,356 million and $2,719 million for the nine months ended September 30, 2013 and 2012, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended Sept. 30, 2012	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	Nine Months Ended Sept. 30, 2013	$ Change	% Change

Construction Industries	$15,306	$(1,312)	$(88)	$(312)	$—	$—	$13,594	$(1,712)	(11)%
Resource Industries	15,382	(5,087)	32	(60)	(16)	—	10,251	(5,131)	(33)%
Power Systems	15,815	(1,336)	136	(25)	—	—	14,590	(1,225)	(8)%
All Other Segment	1,246	(215)	(1)	(1)	(382)	—	647	(599)	(48)%
Corporate Items and Eliminations	(38)	5	—	(1)	—	—	(34)	4
Machinery & Power Systems Sales	47,711	(7,945)	79	(399)	(398)	—	39,048	(8,663)	(18)%

Financial Products Segment	2,301	—	—	—	—	107	2,408	107	5%
Corporate Items and Eliminations	(212)	—	—	—	—	10	(202)	10
Financial Products Revenues	2,089	—	—	—	—	117	2,206	117	6%

Consolidated Sales and Revenues	$49,800	$(7,945)	$79	$(399)	$(398)	$117	$41,254	$(8,546)	(17)%

Operating Profit by Segment
(Millions of dollars)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ Change	% Change
Construction Industries	$863	$1,763	$(900)	(51)%
Resource Industries	1,436	3,707	(2,271)	(61)%
Power Systems	2,436	2,737	(301)	(11)%
All Other Segment	547	888	(341)	(38)%
Corporate Items and Eliminations	(1,637)	(1,907)	270
Machinery & Power Systems	3,645	7,188	(3,543)	(49)%

Financial Products Segment	724	583	141	24%
Corporate Items and Eliminations	9	(24)	33
Financial Products	733	559	174	31%
Consolidating Adjustments	(202)	(212)	10
Consolidated Operating Profit	$4,176	$7,535	$(3,359)	(45)%

Construction Industries
Construction Industries' sales were $13.594 billion for the nine months ended September 30, 2013, a decrease of $1.712 billion, or 11 percent, from the nine months ended September 30, 2012. Although the worldwide construction industry is showing some signs of improvement and order rates are improving, it remains relatively depressed from a historical standpoint, which is negative for the construction equipment industry. The sales decrease was mainly due to lower volume resulting primarily from changes in dealer machine inventory. Dealer-reported machine inventory decreased in the nine months ended September 30, 2013 and increased in the nine months ended September 30, 2012. Throughout 2013 dealers have been utilizing inventory from our product distribution centers at a higher rate to meet end-user demand. Continued reductions in dealer machine inventory are expected during the fourth quarter of 2013.
The impact of currency was unfavorable to sales, primarily from a weaker Japanese yen, as sales in yen translated into fewer U.S. dollars. Most of the $88 million unfavorable impact from price realization was due to sales from a large government order in Brazil. We expect continuing machine sales in 2014 pursuant to an additional government order in Brazil, although not to the same extent as the current order. In addition, there was an unfavorable impact on price realization from an increasingly competitive pricing environment, which we expect to continue. The increasingly competitive pricing environment is attributable to a number of factors including excess industry capacity caused by weaker than expected economic conditions. Sales of new equipment declined, and sales of aftermarket parts were about flat.
Sales declined in EAME, Asia/Pacific and North America and were about flat in Latin America. The lower sales in EAME were primarily due to changes in dealer inventory, and construction activity in Europe remains low as economic weakness continues.

In Asia/Pacific, higher sales in China were more than offset by negative currency impacts primarily from the weaker Japanese yen and lower sales in other countries due to slower economic growth. We believe higher sales in China, particularly with respect to hydraulic excavators, were due primarily to an increase in our competitive position through building out the Caterpillar business model. In North America, lower sales were due to changes in dealer inventories, partially offset by increased dealer deliveries to end users. The increase in end-user demand resulted primarily from construction-related spending in the United States. Although still below prior peaks, the housing industry has improved, and many state and local government budgets are showing signs of improvement which we expect to favorably impact construction spending.
Construction Industries' profit was $863 million for the nine months ended September 30, 2013 compared with $1.763 billion for the nine months ended September 30, 2012. The decrease in profit was primarily due to lower sales volume, including an unfavorable mix of products, increased manufacturing costs and unfavorable price realization. The unfavorable mix of products is primarily attributable to relatively higher sales of small and mid-size machines which generally have lower margins than larger size machines which are also sold into mining applications. Higher manufacturing costs were driven primarily by unfavorable changes in cost absorption resulting from a decrease in inventory during the nine months ended September 30, 2013 and an increase in inventory during the nine months ended September 30, 2012, partially offset by lower material costs.
Resource Industries
Resource Industries' sales were $10.251 billion for the nine months ended September 30, 2013, a decrease of $5.131 billion, or 33 percent, from the nine months ended September 30, 2012, almost all from lower sales volume. Although production of most mined commodities is near or above a year ago, after several years of increasing capital expenditures, mining customers in all geographic regions have reduced spending across the mining industry. As a result, we believe that mining companies are increasing productivity at existing mines rather than investing in expansions or new mine openings which results in lower demand for our mining products. As a result, end-user demand was lower, and new orders for mining equipment continued to be weak during the first nine months of 2013. The decline in sales volume was primarily due to changes in dealer machine inventory and lower deliveries to end users. While dealer deliveries to end users have declined, we believe sales of our equipment are doing better than the equipment industry overall. Sales decreased in every region of the world. The most significant decline was in Asia/Pacific, where nearly half of the worldwide dealer inventory impacts occurred.
Dealers reduced machine inventory during the nine months ended September 30, 2013 to better align their inventory levels with expected demand. This compares with an increase in dealer machine inventory during the nine months ended September 30, 2012. Continued reductions in dealer machine inventory are expected during the fourth quarter of 2013.
Almost all of the sales decline was related to new equipment. Aftermarket part sales also declined as some companies are delaying maintenance and rebuild activities.
Resource Industries' profit was $1.436 billion for the nine months ended September 30, 2013 compared with $3.707 billion for the nine months ended September 30, 2012. The decrease was primarily the result of lower sales volume, the unfavorable impact of acquisitions and divestitures and increased manufacturing costs, partially offset by lower SG&A and R&D expenses.
Acquisitions and divestitures negatively impacted profit by $109 million. The nine months ended September 30, 2012 included substantial pre-tax gains on the sale of portions of the Bucyrus distribution business, while the impact on the nine months ended September 30, 2013 was negative. The $135 million favorable impact from the settlement with the previous owners of our Siwei acquisition was partially offset by other operating losses at Siwei.
The increase in manufacturing costs was primarily driven by unfavorable changes in cost absorption resulting from a decrease in inventory during the nine months ended September 30, 2013 and an increase in inventory during the nine months ended September 30, 2012. This increase was partially offset by lower material costs.
Decreases in SG&A and R&D expenses were driven by cost-reduction measures implemented in response to lower volumes.
We are expecting lower mining sales in 2014 and are continuing our efforts to lower structural costs. In order to be well-positioned when the industry improves, we are working to reduce costs, but are not expecting to make substantial changes in capacity.
Power Systems
Power Systems' sales were $14.590 billion for the nine months ended September 30, 2013, a decrease of $1.225 billion, or 8 percent, compared with the nine months ended September 30, 2012. The decrease was primarily the result of lower volume, primarily for electric power, petroleum and rail applications, partially offset by higher price realization.
Sales declines in electric power applications were primarily driven by dealers reducing their inventory levels for the nine months ended September 30, 2013, compared with dealers increasing inventory levels for the nine months ended September 30, 2012.
The decline in petroleum application sales was due to the impact of changes in dealer inventory and decreases in dealer deliveries to end users. The decrease in dealer deliveries to end users for petroleum applications was primarily for drilling and well servicing due to an oversupply of equipment.

Turbine-related sales, which are sold directly to end users and are not affected by dealer inventory, were slightly higher primarily for petroleum production and gas compression applications due to continued strong demand for oil and natural gas.
Decreases in rail were driven by a reduction in services as declines in railway coal traffic resulted in lower maintenance and repair needs partially offset by higher locomotive sales as we continue to implement the Caterpillar business model.
Sales decreased in North America and EAME and were about flat in Latin America and Asia/Pacific. In North America, the sales decrease was primarily due to declines in dealer deliveries to end users with the largest decline in petroleum drilling and well servicing applications, partially offset by higher sales into gas compression applications. Decreases in rail were driven by a reduction in services partially offset by higher locomotive sales. For rail services, declines in railway coal traffic resulted in lower maintenance and repair needs. In addition, changes in dealer inventories were unfavorable for electric power applications as dealers increased inventories in anticipation of higher demand during the first nine months of 2012, and reduced their inventories during the first nine months of 2013.
In EAME, the sales decrease was primarily due to the impact of dealer inventory changes for electric power applications. During the first nine months of 2012, dealers increased inventories in anticipation of higher demand and reduced their inventories during the first nine months of 2013.
Power Systems' profit was $2.436 billion for the nine months ended September 30, 2013 compared with $2.737 billion for the nine months ended September 30, 2012. The decrease resulted primarily from lower sales volume, partially offset by decreased costs and favorable price realization. Costs were lower primarily due to lower incentive compensation expense, material costs and program-related costs.
Financial Products Segment
Financial Products’ revenues were $2.408 billion for the first nine months of 2013, an increase of $107 million, or 5 percent, from the first nine months of 2012. The increase was primarily due to the favorable impact from higher average earning assets across all geographic regions and an increase in Cat Insurance revenues, primarily in North America. These increases were partially offset by the unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases across all geographic regions.
Financial Products’ profit was $724 million for the first nine months of 2013, compared with $583 million for the first nine months of 2012. The increase was primarily due to a $97 million favorable impact from lower claims experience at Cat Insurance, which includes favorable reserve adjustments, and an $83 million favorable impact from higher average earning assets. These increases were partially offset by a $24 million unfavorable impact from currency gains and losses.
All Other Segment
All Other Segment includes groups that provide services such as component manufacturing, remanufacturing and logistics.
The decrease in sales was primarily due to the absence of our third party logistics business, which was sold in the third quarter of 2012. Lower profit was primarily due to the absence of the gain on the sale of our third party logistics business.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.628 billion in the nine months ended September 30, 2013, a decrease of $303 million from the nine months ended September 30, 2012. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for M&PS, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
The decrease in expense from the nine months ended September 30, 2012 was primarily due to timing differences.

GLOSSARY OF TERMS

1.
All Other Segment - Primarily includes activities such as: the remanufacturing of Cat® engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. On July 31, 2012, we sold a majority interest in Caterpillar’s third party logistics business.

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

5.
Debt-to-Capital Ratio - A key measure of Machinery and Power Systems’ financial strength used by both management and our credit rating agencies. The metric is defined as Machinery and Power Systems’ short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of Machinery and Power Systems’ debt and stockholders’ equity. Debt also includes Machinery and Power Systems’ borrowings from Financial Products.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems' operations. Funding for these businesses is also provided by commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the third quarter of 2013, we experienced favorable liquidity conditions globally in both our Machinery and Power Systems and Financial Products' operations. On a consolidated basis, we ended the third quarter of 2013 with $6.36 billion of cash, an increase of $867 million from year-end 2012. Given the uncertainty in the global economy, we intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $3.5 billion held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.

Consolidated operating cash flow for the first nine months of 2013 was $7.61 billion, up from $3.22 billion for the same period a year ago. The increase was primarily due to changes in inventory. In the first nine months of 2013, inventory decreased significantly, whereas during the same period of 2012, there was a significant increase in inventory. In mid-2012, as order rates declined, we started lowering production schedules and incoming material purchases from suppliers around the world to bring inventory levels in line with expected demand. While production schedules began to decline in the third quarter of 2012, the most significant impacts on inventory occurred in the fourth quarter of 2012 and continued into 2013. In addition, changes in receivables had a positive impact on operating cash flow in 2013. These favorable items were partially offset by lower profit. See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of September 30, 2013 was $39.54 billion, a decrease of $606 million from year-end 2012. Debt related to Financial Products increased $458 million, primarily at Cat Financial, reflecting increasing portfolio balances. Debt related to Machinery and Power Systems decreased $1.06 billion from year-end 2012, primarily due to payments on matured long-term debt.

We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery and Power Systems as of September 30, 2013 was $2.75 billion.

•	In September 2013, we renewed the 364-day facility. The 364-day facility of $3.00 billion (of which $0.82 billion is available to Machinery and Power Systems) now expires in September 2014.

•
In September 2013, we amended and extended the 2010 four-year facility. The 2010 four-year facility, as amended, of $2.60 billion (of which $0.72 billion is available to Machinery and Power Systems) now expires in September 2016.

•
In September 2013, we amended and extended the 2011 five-year facility. The 2011 five-year facility, as amended, of $4.40 billion (of which $1.21 billion is available to Machinery and Power Systems) now expires in September 2018.

At September 30, 2013, Caterpillar's consolidated net worth was $24.71 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2013, Cat Financial's covenant interest coverage ratio was 1.81 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2013, Cat Financial's covenant leverage ratio was 8.27 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2013, there were no borrowings under the Credit Facility.

Our total credit commitments as of September 30, 2013 were:

	September 30, 2013
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$10,000	$2,750	$7,250
Other external	5,031	508	4,523
Total credit lines available	15,031	3,258	11,773
Less: Commercial paper outstanding	(4,249)	—	(4,249)
Less: Utilized credit	(2,310)	(290)	(2,020)
Available credit	$8,472	$2,968	$5,504

Other consolidated credit lines with banks as of September 30, 2013 totaled $5.03 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery and Power Systems
Net cash provided by operating activities was $6.25 billion in the first nine months of 2013, compared with $2.51 billion for the same period in 2012. The increase was primarily due to changes in inventory. In the first nine months of 2013, inventory decreased significantly, whereas during the same period of 2012, there was a significant increase in inventory. In mid-2012, as order rates declined, we started lowering production schedules and incoming material purchases from suppliers around the world to bring inventory levels in line with expected demand. While production schedules began to decline in the third quarter of 2012, the most significant impacts on inventory occurred in the fourth quarter of 2012 and continued into 2013. In addition, changes in receivables and payables had a positive impact on operating cash flow. These favorable items were partially offset by lower profit and customer advances.
Net cash used for investing activities in the first nine months of 2013 was $1.81 billion, compared with $1.32 billion for the same period in 2012. The change was primarily due to the absence of the cash proceeds received from the sale of a majority interest in our third party logistics business during the third quarter of 2012. In addition, cash proceeds from the sale of portions of the Bucyrus distribution business were lower during the first nine months of 2013 as compared with the same period a year ago. Partially offsetting these items were lower capital expenditures and lower cash paid for investments and acquisitions. During 2013 capital expenditures were reduced in response to lower sales and revenues. Cash paid for investments and acquisitions was higher in 2012 primarily due to the acquisition of Siwei.

Net cash used for financing activities in the first nine months of 2013 was $3.62 billion, compared with net cash provided by financing activities of $371 million in the first nine months of 2012. The change was primarily due to the repurchase of $2 billion of stock as well as the net payment of long-term debt in the first nine months of 2013 as compared with the net issuance of long-term debt in the first nine months of 2012.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies is Machinery and Power Systems' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery and Power Systems borrowings from Financial Products. The debt-to-capital ratio for Machinery and Power Systems was 34.1 percent at September 30, 2013, within our target range of 30 to 45 percent, and represents a substantial improvement over the past five years from the 57.5 percent debt-to-capital ratio at the end of 2008. The Machinery and Power Systems' debt-to-capital ratio was 37.4 percent at December 31, 2012. Payments on debt during the first nine months of 2013 were the primary contributor to the reduction in the debt-to-capital ratio.

Capital to support growth – Capital expenditures were $1.9 billion during the first nine months of 2013, compared to $2.32 billion for the same period in 2012. The reduction in capital expenditures was in response to lower sales and revenues. We expect capital expenditures for 2013 to be less than $3 billion.

Appropriately funded employee benefit plans – We made $398 million of contributions to our pension plans during the nine months ended September 30, 2013. We currently anticipate full-year 2013 contributions of approximately $500 million, all of which are required. We made $488 million of contributions to our pension plans during the nine months ended September 30, 2012.

Paying dividends – Dividends paid totaled $730 million in the second and third quarters of 2013, representing 52 cents per share paid in the second quarter and 60 cents per share in the third quarter. During the first quarter of 2013, there was no dividend payment, as it was accelerated into the fourth quarter of 2012. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases – In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 2015. We repurchased $1 billion in stock in both the second and third quarters of 2013. Through the end of the third quarter of 2013, we have repurchased $5.8 billion of Caterpillar stock, leaving $1.7 billion in the authorization. With our M&PS debt-to-capital ratio well within our target range and strong cash flow, there is potential to complete the remaining $1.7 billion of the authorization before it expires at the end of 2015. Basic shares outstanding as of September 30, 2013 were 636 million.

Financial Products
Financial Products' operating cash flow was $919 million in the first nine months of 2013, compared with $854 million for the same period a year ago.  Net cash used for investing activities was $1.64 billion for the first nine months of 2013, compared with $3.12 billion for the same period in 2012. The change was primarily due to less net cash used for finance receivables due to slower growth in Cat Financial's portfolio. Net cash provided by financing activities was $803 million for the first nine months of 2013, compared with $3.46 billion for the same period in 2012. The change was primarily due to lower debt issuances needed to maintain Cat Financial's desired cash position and lower funding requirements for investing activities.

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

Warranty liability – At the time a sale is recognized, we record estimated future warranty costs.  The warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America).  Specific rates are developed for each product shipment month and are updated monthly based on actual warranty claim experience.  Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.07 billion as of September 30, 2013 and December 31, 2012, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 121,506 at the end of the third quarter of 2013 compared with 129,113 at the end of the third quarter of 2012, a decrease of 7,607 full-time employees. The flexible workforce decreased 6,054 for a total decrease in the global workforce of 13,661.
The decrease was primarily the result of lower production volume.

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

On October 24, 2013, Progress Rail Services Corporation (Progress Rail), a wholly-owned indirect subsidiary of Caterpillar Inc., received a grand jury subpoena from the U.S. District Court for the Central District of California. The subpoena requests documents and information from Progress Rail, United Industries Corporation, a wholly-owned subsidiary of Progress Rail, and Caterpillar Inc. relating to allegations that Progress Rail conducted improper or unnecessary railcar inspections and repairs and improperly disposed of parts, equipment, tools and other items. In connection with this subpoena, Progress Rail was informed by the U.S. Attorney for the Central District of California that it is a target of a criminal investigation into potential violations of environmental laws and alleged improper business practices. The Company is cooperating with the authorities. Because of the recent timing of the subpoena, the Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $207 million and $560 million for the three and nine months ended September 30, 2013, respectively, as compared to $180 million and $542 million for the three and nine months ended September 30, 2012, respectively. The increase in expense for the nine months ended September 30, 2013, is primarily due to higher amortization of net actuarial losses primarily due to lower discount rates at the end of 2012 and a $31 million charge to recognize a previously unrecorded liability related to a subsidiary's pension plans. The increase in expense was partially offset by lower interest costs, higher expected return on plan assets due to higher asset levels, $10 million of special termination benefits related to the closure of the Electro-Motive Diesel facility (discussed below) recognized in the first quarter 2012 and $7 million of curtailment expense due to changes in our hourly U.S. pension plan (discussed below) and $6 million of settlement losses due to the disposal of the third party logistics business recognized in the third quarter 2012. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of September 30, 2013, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $8.65 billion.  The majority of the actuarial losses are due to lower discount rates, plan asset losses and losses from other demographic and economic assumptions over the past several years.
Other postretirement benefit expense was $68 million and $211 million for the three and nine months ended September 30, 2013, respectively, as compared to $71 million and $174 million for the three and nine months ended September 30, 2012, respectively.  The increase in expense for the nine months ended September 30, 2013, was primarily the result of $40 million of curtailment gains recognized in the first quarter 2012, of which $37 million is related to the closure of the Electro-Motive Diesel facility discussed below.  Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $1.45 billion at September 30, 2013. These losses reflect several years of declining discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

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

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses for the nine months ended September 30, 2012.

In August 2012, we announced changes to our U.S. hourly pension plan, which impacted certain hourly employees. For the impacted employees, pension benefit accruals were frozen on January 1, 2013 or will freeze on January 1, 2016, at which time employees will become eligible for various provisions of company sponsored 401(k) plans including a matching contribution and an annual employer contribution. The plan changes resulted in a curtailment and required a remeasurement as of August 31, 2012. The curtailment and the remeasurement resulted in a net increase in our Liability for postemployment benefits of $243 million and a net loss of $153 million, net of tax, recognized in Accumulated other comprehensive income (loss). The increase in the liability was primarily due to a decline in the discount rate. Also, the curtailment resulted in expense of $7 million which was recognized in Other operating (income) expenses for the three and nine months ended September 30, 2012.

Accounting guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Based on September 30, 2013 discount rates (approximately 4.6 percent for our U.S. plans) which are higher than the discount rates used at December 31, 2012, we would be required to recognize a decrease in our underfunded status of approximately $2.6 billion at December 31, 2013. This would result in a decrease in our Liability for postemployment benefits of approximately $2.6 billion and an increase in Accumulated other comprehensive income (loss) of approximately $1.7 billion, net of tax. It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the measurement date, which is December 31, 2013.

We made $118 million and $398 million of contributions to our pension plans during the three and nine months ended September 30, 2013, respectively. We currently anticipate full-year 2013 contributions of approximately $500 million, all of which are required. We made $195 million and $488 million of contributions to our pension plans during the three and nine months ended September 30, 2012, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $19.1 billion at September 30, 2013 and June 30, 2013.  Continuing decreases for Resource Industries were offset by increases for Construction Industries. Compared to the end of the third quarter of 2012, the order backlog declined significantly, primarily due to a substantial reduction in mining-related products within Resource Industries. This decline was partially offset by an increase for Construction Industries. The dollar amount of backlog believed to be firm was approximately $20.2 billion at December 31, 2012. Of the total backlog, approximately $3.9 billion at September 30, 2013, $4.0 billion at June 30, 2013, and $4.5 billion at December 31, 2012 was not expected to be filled in the following twelve months.

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 83 to 90 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$12,678	$12,678	$—	$—
Revenues of Financial Products	745	—	825	(80)	[2]
Total sales and revenues	13,423	12,678	825	(80)

Operating costs:
Cost of goods sold	9,774	9,774	—	—
Selling, general and administrative expenses	1,319	1,168	156	(5)	[3]
Research and development expenses	469	469	—	—
Interest expense of Financial Products	178	—	179	(1)	[4]
Other operating (income) expenses	282	12	280	(10)	[3]
Total operating costs	12,022	11,423	615	(16)

Operating profit	1,401	1,255	210	(64)

Interest expense excluding Financial Products	116	127	—	(11)	[4]
Other income (expense)	(24)	(81)	4	53	[5]

Consolidated profit before taxes	1,261	1,047	214	—

Provision (benefit) for income taxes	310	248	62	—
Profit of consolidated companies	951	799	152	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	149	—	(149)	[6]

Profit of consolidated and affiliated companies	950	947	152	(149)

Less: Profit (loss) attributable to noncontrolling interests	4	1	3	—

Profit [7]	$946	$946	$149	$(149)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Nine Months Ended September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$39,048	$39,048	$—	$—
Revenues of Financial Products	2,206	—	2,462	(256)	[2]
Total sales and revenues	41,254	39,048	2,462	(256)

Operating costs:
Cost of goods sold	30,186	30,186	—	—
Selling, general and administrative expenses	4,130	3,721	435	(26)	[3]
Research and development expenses	1,579	1,579	—	—
Interest expense of Financial Products	552	—	557	(5)	[4]
Other operating (income) expenses	631	(83)	737	(23)	[3]
Total operating costs	37,078	35,403	1,729	(54)

Operating profit	4,176	3,645	733	(202)

Interest expense excluding Financial Products	356	388	—	(32)	[4]
Other income (expense)	(79)	(250)	1	170	[5]

Consolidated profit before taxes	3,741	3,007	734	—

Provision (benefit) for income taxes	943	733	210	—
Profit of consolidated companies	2,798	2,274	524	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	515	—	(515)	[6]

Profit of consolidated and affiliated companies	2,797	2,788	524	(515)

Less: Profit (loss) attributable to noncontrolling interests	11	2	9	—

Profit [7]	$2,786	$2,786	$515	$(515)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$15,739	$15,739	$—	$—
Revenues of Financial Products	706	—	796	(90)	[2]
Total sales and revenues	16,445	15,739	796	(90)

Operating costs:
Cost of goods sold	11,639	11,639	—	—
Selling, general and administrative expenses	1,471	1,325	153	(7)	[3]
Research and development expenses	634	634	—	—
Interest expense of Financial Products	197	—	200	(3)	[4]
Other operating (income) expenses	(92)	(344)	262	(10)	[3]
Total operating costs	13,849	13,254	615	(20)

Operating profit	2,596	2,485	181	(70)

Interest expense excluding Financial Products	129	140	—	(11)	[4]
Other income (expense)	(17)	(89)	13	59	[5]

Consolidated profit before taxes	2,450	2,256	194	—

Provision (benefit) for income taxes	753	697	56	—
Profit of consolidated companies	1,697	1,559	138	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	135	—	(135)	[6]

Profit of consolidated and affiliated companies	1,702	1,699	138	(135)

Less: Profit (loss) attributable to noncontrolling interests	3	—	3	—

Profit [7]	$1,699	$1,699	$135	$(135)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Nine Months Ended September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$47,711	$47,711	$—	$—
Revenues of Financial Products	2,089	—	2,353	(264)	[2]
Total sales and revenues	49,800	47,711	2,353	(264)

Operating costs:
Cost of goods sold	35,156	35,156	—	—
Selling, general and administrative expenses	4,328	3,922	430	(24)	[3]
Research and development expenses	1,853	1,853	—	—
Interest expense of Financial Products	599	—	602	(3)	[4]
Other operating (income) expenses	329	(408)	762	(25)	[3]
Total operating costs	42,265	40,523	1,794	(52)

Operating profit	7,535	7,188	559	(212)

Interest expense excluding Financial Products	352	386	—	(34)	[4]
Other income (expense)	141	(62)	25	178	[5]

Consolidated profit before taxes	7,324	6,740	584	—

Provision (benefit) for income taxes	2,314	2,146	168	—
Profit of consolidated companies	5,010	4,594	416	—

Equity in profit (loss) of unconsolidated affiliated companies	12	12	—	—
Equity in profit of Financial Products’ subsidiaries	—	408	—	(408)	[6]

Profit of consolidated and affiliated companies	5,022	5,014	416	(408)

Less: Profit (loss) attributable to noncontrolling interests	38	30	8	—

Profit [7]	$4,984	$4,984	$408	$(408)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,357	$4,108	$2,249	$—
Receivables – trade and other	8,649	4,727	364	3,558	[2,3]
Receivables – finance	9,161	—	12,977	(3,816)	[3]
Deferred and refundable income taxes	1,541	1,501	40	—
Prepaid expenses and other current assets	988	514	487	(13)	[4]
Inventories	13,392	13,392	—	—
Total current assets	40,088	24,242	16,117	(271)

Property, plant and equipment – net	16,588	12,852	3,736	—
Long-term receivables – trade and other	1,329	161	293	875	[2,3]
Long-term receivables – finance	14,585	—	15,495	(910)	[3]
Investments in unconsolidated affiliated companies	278	278	—	—
Investments in Financial Products subsidiaries	—	4,769	—	(4,769)	[5]
Noncurrent deferred and refundable income taxes	1,985	2,378	97	(490)	[6]
Intangible assets	3,718	3,710	8	—
Goodwill	6,968	6,951	17	—
Other assets	1,733	408	1,325	—
Total assets	$87,272	$55,749	$37,088	$(5,565)

Liabilities
Current liabilities:
Short-term borrowings	$5,847	$290	$5,743	$(186)	[7]
Accounts payable	6,280	6,178	175	(73)	[8]
Accrued expenses	3,373	3,083	303	(13)	[9]
Accrued wages, salaries and employee benefits	1,391	1,362	29	—
Customer advances	2,699	2,699	—	—
Other current liabilities	1,854	1,342	519	(7)	[6]
Long-term debt due within one year	7,675	1,110	6,565	—
Total current liabilities	29,119	16,064	13,334	(279)
Long-term debt due after one year	26,015	7,985	18,064	(34)	[7]
Liability for postemployment benefits	10,785	10,785	—	—
Other liabilities	3,176	2,738	921	(483)	[6]
Total liabilities	69,095	37,572	32,319	(796)
Commitments and contingencies
Stockholders’ equity
Common stock	4,657	4,657	906	(906)	[5]
Treasury stock	(11,914)	(11,914)	—	—
Profit employed in the business	31,614	31,614	3,550	(3,550)	[5]
Accumulated other comprehensive income (loss)	(6,247)	(6,247)	195	(195)	[5]
Noncontrolling interests	67	67	118	(118)	[5]
Total stockholders’ equity	18,177	18,177	4,769	(4,769)
Total liabilities and stockholders’ equity	$87,272	$55,749	$37,088	$(5,565)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery and Power Systems and Financial Products.

[3]	Reclassification of Machinery and Power Systems’ trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery and Power Systems’ insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery and Power Systems on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery and Power Systems and Financial Products.

[8]	Elimination of payables between Machinery and Power Systems and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Nine Months Ended September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,797	$2,788	$524	$(515)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,263	1,674	589	—
Undistributed profit of Financial Products	—	(365)	—	365	[3]
Other	377	247	(33)	163	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	1,165	758	40	367	[4,5]
Inventories	1,911	1,916	—	(5)	[4]
Accounts payable	41	53	(82)	70	[4]
Accrued expenses	(227)	(101)	(126)	—
Accrued wages, salaries and employee benefits	(500)	(494)	(6)	—
Customer advances	(287)	(287)	—	—
Other assets – net	(74)	(51)	3	(26)	[4]
Other liabilities – net	145	109	10	26	[4]
Net cash provided by (used for) operating activities	7,611	6,247	919	445

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,862)	(1,851)	(11)	—
Expenditures for equipment leased to others	(1,301)	(52)	(1,299)	50	[4]
Proceeds from disposals of leased assets and property, plant and equipment	593	72	535	(14)	[4]
Additions to finance receivables	(8,339)	—	(10,400)	2,061	[5,8]
Collections of finance receivables	6,790	—	8,803	(2,013)	[5]
Net intercompany purchased receivables	—	—	600	(600)	[5]
Proceeds from sale of finance receivables	110	—	111	(1)	[5]
Net intercompany borrowings	—	—	35	(35)	[6]
Investments and acquisitions (net of cash acquired)	(193)	(193)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	168	246	—	(78)	[8]
Proceeds from sale of available-for-sale securities	297	19	278	—
Investments in available-for-sale securities	(312)	(15)	(297)	—
Other – net	(29)	(32)	3	—
Net cash provided by (used for) investing activities	(4,078)	(1,806)	(1,642)	(630)

Cash flow from financing activities:
Dividends paid	(730)	(730)	(150)	150	[7]
Distribution to noncontrolling interests	(10)	(10)	—	—
Common stock issued, including treasury shares reissued	77	77	—	—
Treasury shares purchased	(2,000)	(2,000)	—	—
Excess tax benefit from stock-based compensation	70	70	—	—
Net intercompany borrowings	—	(35)	—	35	[6]
Proceeds from debt issued (original maturities greater than three months)	6,999	145	6,854	—
Payments on debt (original maturities greater than three months)	(8,770)	(1,134)	(7,636)	—
Short-term borrowings – net (original maturities three months or less)	1,736	1	1,735	—
Net cash provided by (used for) financing activities	(2,628)	(3,616)	803	185
Effect of exchange rate changes on cash	(38)	(23)	(15)	—
Increase (decrease) in cash and short-term investments	867	802	65	—
Cash and short-term investments at beginning of period	5,490	3,306	2,184	—
Cash and short-term investments at end of period	$6,357	$4,108	$2,249	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery and Power Systems.

[8]	Elimination of proceeds received from Financial Products related to Machinery and Power Systems' sale of portions of the Bucyrus distribution business to Cat Dealers.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Nine Months Ended September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,022	$5,014	$416	$(408)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,070	1,523	547	—
Undistributed profit of Financial Products	—	(158)	—	158	[3]
Other	(267)	(295)	(112)	140	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	136	191	(59)	4	[4,5]
Inventories	(3,118)	(3,069)	—	(49)	[4]
Accounts payable	(334)	(342)	(2)	10	[4]
Accrued expenses	32	69	(38)	1	[4]
Accrued wages, salaries and employee benefits	(643)	(636)	(7)	—
Customer advances	306	306	—	—
Other assets – net	(20)	(5)	(21)	6	[4]
Other liabilities – net	34	(89)	130	(7)	[4]
Net cash provided by (used for) operating activities	3,218	2,509	854	(145)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(2,270)	(2,259)	(11)	—
Expenditures for equipment leased to others	(1,256)	(65)	(1,330)	139	[4,9]
Proceeds from disposals of leased assets and property, plant and equipment	840	154	702	(16)	[4]
Additions to finance receivables	(8,835)	—	(14,195)	5,360	[5,8,9]
Collections of finance receivables	6,567	—	11,253	(4,686)	[5,9]
Net intercompany purchased receivables	—	—	366	(366)	[5]
Proceeds from sale of finance receivables	109	—	109	—
Net intercompany borrowings	—	(203)	17	186	[6]
Investments and acquisitions (net of cash acquired)	(542)	(486)	—	(56)	[9]
Proceeds from sale of businesses and investments (net of cash sold)	1,009	1,489	—	(480)	[8]
Proceeds from sale of available-for-sale securities	243	24	219	—
Investments in available-for-sale securities	(299)	(6)	(293)	—
Other – net	82	36	46	—
Net cash provided by (used for) investing activities	(4,352)	(1,316)	(3,117)	81

Cash flow from financing activities:
Dividends paid	(937)	(937)	(250)	250	[7]
Distribution to noncontrolling interests	(5)	(5)	—	—
Common stock issued, including treasury shares reissued	41	41	—	—
Excess tax benefit from stock-based compensation	165	165	—	—
Acquisitions of redeemable noncontrolling interests	(444)	(444)	—	—
Net intercompany borrowings	—	(17)	203	(186)	[6]
Proceeds from debt issued (original maturities greater than three months)	11,632	2,015	9,617	—
Payments on debt (original maturities greater than three months)	(6,727)	(485)	(6,242)	—
Short-term borrowings – net (original maturities three months or less)	166	38	128	—
Net cash provided by (used for) financing activities	3,891	371	3,456	64
Effect of exchange rate changes on cash	(125)	(30)	(95)	—
Increase (decrease) in cash and short-term investments	2,632	1,534	1,098	—
Cash and short-term investments at beginning of period	3,057	1,829	1,228	—
Cash and short-term investments at end of period	$5,689	$3,363	$2,326	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery and Power Systems.

[8]	Elimination of proceeds received from Financial Products related to Machinery and Power Systems' sale of portions of the Bucyrus distribution business to Cat dealers.

[9]	Reclassification of Financial Products' payments related to Machinery and Power Systems' acquisition of Caterpillar Tohoku Limited.

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

Changes in internal control over financial reporting

During the third quarter of 2013, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period [1]	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions) [2]
July 1-31, 2013	11,370,672	$83.73	11,370,672	$1.787
August 1-31, 2013	—	$—	—	$—
September 1-30, 2013	572,065	$83.73	572,065	$1.739
Total	11,942,737	$83.73	11,942,737

[1]
In July 2013, we entered into a definitive agreement with Société Générale to purchase shares of our common stock under an accelerated stock repurchase transaction (July ASR Agreement). Pursuant to the terms of the July ASR Agreement, a total of 11.9 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.0 billion.

[2]
In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 31, 2015. Through the end of the third quarter of 2013, $5.8 billion of the $7.5 billion authorization was spent.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2013	5,818	$83.09	NA	NA
August 1-31, 2013	619	$83.01	NA	NA
September 1-30, 2013	16,605	$82.63	NA	NA
Total	23,042	$82.76

[1]	Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of September 30, 2013, those plans had approximately 14,500 active participants in the aggregate.  During the third quarter of 2013, approximately 268,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

Item 6. Exhibits

10.1
Credit Agreement (2013 364-Day Credit Agreement), dated as of September 12, 2013, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.2
Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.3
Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.4
Omnibus Amendment No. 3 to the Credit Agreement (4-Year Facility) and Amendment No. 1 to the Local Currency Addendum, dated as of September 12, 2013, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.5
Omnibus Amendment No. 2 to the Credit Agreement (5-Year Facility) and Amendment No. 1 to the Local Currency Addendum, dated as of September 12, 2013, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.6	Caterpillar Inc. 2006 Long-Term Incentive Plan amended and restated through second amendment dated August 22, 2013.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2013).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

November 1, 2013	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

November 1, 2013	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

November 1, 2013	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

November 1, 2013	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Credit Agreement (2013 364-Day Credit Agreement), dated as of September 12, 2013, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.2
Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.3
Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.4
Omnibus Amendment No. 3 to the Credit Agreement (4-Year Facility) and Amendment No. 1 to the Local Currency Addendum, dated as of September 12, 2013, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.5
Omnibus Amendment No. 2 to the Credit Agreement (5-Year Facility) and Amendment No. 1 to the Local Currency Addendum dated as of September 12, 2013, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2013).

10.6	Caterpillar Inc. 2006 Long-Term Incentive Plan amended and restated through second amendment dated August 22, 2013.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2013).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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