Form 10-K
period 2013-12-31
CATERPILLAR INC
filed 2014-02-18
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-768

CATERPILLAR INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-0602744
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

100 NE Adams Street, Peoria, Illinois	61629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value) (1)	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)	In addition to the New York Stock Exchange, Caterpillar common stock is also listed on stock exchanges in France, Germany and Switzerland.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 28, 2013, there were 647,615,068 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $53.3 billion.

As of December 31, 2013, there were 637,822,342 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2014 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.
Parts I, II, IV	General and Financial Information for 2013 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

i

PART I

Item 1.	Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our,” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2013 sales and revenues of $55.656 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three product segments - Resource Industries, Construction Industries, and Power Systems - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Currently, we have five operating segments, of which four are reportable segments and are described below.  Further information about our reportable segments, including geographic information, appears in Note 23 — “Segment information” of Exhibit 13.

Categories of Business Organization

1.               Machinery and Power Systems — Represents the aggregate total of Construction Industries, Resource Industries, Power Systems and the All Other segment and related corporate items and eliminations.

2.               Financial Products — Primarily includes the company’s Financial Products Segment.  This category includes Cat Financial, Caterpillar Financial Insurance Services (Insurance Services) and their respective subsidiaries.

Other information about our operations in 2013, including certain risks associated with our operations, is incorporated by reference from our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13.

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction applications.  The majority of machine sales in this segment are made in the heavy construction, general construction, mining and quarry and aggregates markets. Although the worldwide construction industry in 2013 was depressed from a historical standpoint, it showed some signs of improvement as the year progressed and order rates improved. Construction Industries’ sales declined slightly in 2013 from 2012. Over half of the sales decrease was due to the unfavorable impact of currency primarily from a weaker Japanese yen. In addition, volume was lower primarily from changes in dealer machine inventory. In 2013, our sales declined in EAME and Asia/Pacific while North America and Latin America were about flat.

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

In order to better align our regional production capacity with customer demand, we began production in 2013 at our Rayong, Thailand and Athens, Georgia USA facilities. Given the uncertainty in the global economy, we slowed other capacity increases and reduced production rates at several facilities during 2013. We also conducted targeted marketing programs to reduce inventory in certain markets, including China.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors.  Examples of global competitors include Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group), CNH Global Industrial N.V., Deere & Company, Hitachi Construction Machinery Co. Ltd., J.C. Bamford Excavators Ltd., Doosan Infracore Co. Ltd., and Hyundai Construction Equipment (part of Hyundai Heavy Industries).  As an example of regional and local competitors, our competitors in China also include Guangxi LiuGong Machinery Co. Ltd., Longking Holdings Ltd., Sany Heavy Industry Co. Ltd., Xiamen XGMA Machinery Co. Ltd., XCMG Group, The Shandong Heavy Industry Group Co., Ltd. (Shantui Construction Machinery Co. Ltd.), Strong Construction Machinery Co. Ltd., and Shandong Lingong Construction Machinery Co. Ltd. (part of Volvo Group). Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts:

· backhoe loaders	· compact wheel loaders	· small track-type tractors
· small wheel loaders	· track-type loaders	· medium track-type tractors
· skid steer loaders	· mini excavators	· select work tools
· multi-terrain loaders	· small, medium and large track excavators	· motor graders
· medium wheel loaders	· wheel excavators
· compact track loaders	· pipelayers

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mine and quarry applications.  As a result of the acquisition of Bucyrus International, Inc. (Bucyrus) in July 2011, Caterpillar is able to offer mining customers the broadest product range in the industry. Resource Industries continues to transition the former Bucyrus distribution business to the independent Caterpillar dealers who support mining customers, with nineteen dealer transactions completed during the year. In 2013, Resource Industries also served forestry, paving, tunneling, industrial and waste customers. Due to an internal reorganization, these products were reorganized out of Resource Industries effective January 1, 2014 and is now included in the All Other operating segments.

Resource Industries sales declined significantly in 2013, almost all from lower sales volume attributable to declines in dealer inventories and lower end-user demand. Although production of most mined commodities is near or above a year ago, mining customers in all geographic regions reduced capital spending which resulted in lower demand for our mining products. Dealers also reduced machine inventories during the year to better align their inventory levels with expected demand. Cost management was a key element of Resource Industries’ strategy in 2013. The significant decline in sales resulted in substantial actions to lower production, cost and employment. Actions taken during the year included temporary plant shutdowns, global workforce reductions, temporary layoffs of salaried and management employees, reductions in program and discretionary spending and substantially lower incentive pay. In order to be well-positioned when the mining industry improves, we are continuing our efforts to reduce costs, but are not expecting to make substantial changes in physical capacity.

The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products, applications, and regional markets.  Our global competitors include Komatsu Ltd., Joy Global Inc., Hitachi Construction Machinery Co., Ltd., Volvo Construction Equipment (part of Volvo Group), Atlas Copco, Sandvik Mining, Wirtgen, and Deere & Co. A number of Chinese companies are active in the mid-tier market, including LiuGong Machinery Co., Ltd., XCMG Group and Zhengzhou Coal Mining Machinery Group Co., Ltd.

The Resource Industries product portfolio includes the following machines and related parts:

· electric rope shovels	· large track-type tractors	· wheel tractor scrapers
· draglines	· large mining trucks	· wheel dozers
· hydraulic shovels	· longwall miners	· machinery components
· drills	· large wheel loaders	· electronics and control systems
· highwall miners	· off-highway trucks
· hard rock vehicles	· articulated trucks

Power Systems

Our Power Systems segment is primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses.

In September 2013, we acquired Johan Walter Berg AB (Berg). Berg is a leading manufacturer of mechanically and electrically driven propulsion systems and marine controls for ships. Headquartered in Öckerö Islands, Sweden, Berg has designed and manufactured heavy-duty marine thrusters and controllable pitch propellers since 1929. Its proprietary systems are employed in maritime applications throughout the world that require precise maneuvering and positioning. With the acquisition, Caterpillar will transition from selling only engines and generators to providing complete marine propulsion package systems.  Sales of engines decreased in 2013, primarily due to lower volume in electric power, petroleum and rail applications. Power Systems remains focused on increasing its product offerings and further integrating its products and services to provide complete systems and solutions to its customers.

Regulatory emissions standards of the U.S. Environmental Protection Agency (EPA) and similar standards in other developed economies have required us to make significant investments in research and development that will continue as new products are phased in over the next several years.  This new product introduction process is the most extensive in our history.  We believe that our emissions technology provides a competitive advantage in connection with emissions standards compliance and performance.

The competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.  Principal global competitors include Cummins Inc., Rolls-Royce Power System AG (formerly Tognum AG), GE Oil & Gas, GE Power & Water, Deutz AG and Wartsila Corp.  Other competitors, such as MAN Diesel & Turbo SE, Siemens Energy, Rolls-Royce Energy, Rolls-Royce Marine, Mitsubishi Heavy Industries Ltd., Volvo Penta (part of Volvo Group), Weichai Power Co., Ltd., Kirloskar Oil Engines Limited and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., Aggreko PLC and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include GE Transportation, Vossloh AG, Siemens AG and Alstom Transport, and Voestalpine AG.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

The Power Systems product portfolio includes the following:

•	reciprocating engine powered generator sets

•	reciprocating engines supplied to the industrial industry as well as Caterpillar machinery

•	integrated systems used in the electric power generation industry

•	turbines and turbine-related services

•	reciprocating engines and integrated systems and solutions for the marine and petroleum industries

•	diesel-electric locomotives and components and other rail-related products and services

Financial Products Segment

The business of our Financial Products segment is primarily conducted by Cat Financial, a wholly owned finance subsidiary of Caterpillar.  Cat Financial’s primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of the financing of Caterpillar equipment, machinery and engines. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term receivables from Caterpillar and its subsidiaries. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activities is conducted in North America. Cat Financial also has additional offices and subsidiaries in Asia/Pacific, Europe and Latin America.

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

Cat Financial’s retail leases and installment sale contracts (totaling 53 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (15 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (19 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (18 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 14 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term receivables Cat Financial purchased from Caterpillar at a discount (9 percent*).

Cat Financial’s retail notes receivables (33 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

_________________________________
*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2013.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 6 — “Cat Financial Financing Activities” of Exhibit 13.

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

Cat Financial has a “match funding” policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds.  For more information regarding match funding, please see Note 3 — “Derivative financial instruments and risk management” of Exhibit 13.  See also the risk factors on pages 9 through 19 for general risks associated with our financial products business included in Item 1A. of this Form 10-K.

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

Caterpillar Insurance Company, a wholly owned subsidiary of Insurance Services, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Insurance Company is licensed to conduct property and casualty insurance business in 50 states and the District of Columbia and, as such, is also regulated in those jurisdictions.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Insurance Company is also licensed to conduct insurance business through a branch in Zurich, Switzerland and, as such, is regulated by the Swiss Financial Market Supervisory Authority.

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

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Insurance Services, is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority.  Caterpillar Insurance Co. Ltd. is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures its parent and affiliates. The Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

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

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Insurance Services, is a Tennessee insurance brokerage company licensed in all 50 states and the District of Columbia.  It provides brokerage services for all property and casualty and life and health lines of business.

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

 Acquisitions

Information related to acquisitions appears in Note 24 — “Acquisitions” of Exhibit 13.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $18.0 billion, $20.2 billion and $29.8 billion at December 31, 2013, 2012 and 2011, respectively. The order backlog declined significantly for mining-related products within Resource Industries and declined slightly for Power Systems. These declines were partially offset by a substantial increase in Construction Industries. In 2012, the decline occurred in Construction Industries, Resource Industries and Power Systems, with the most significant decrease in Resource Industries. Although dealer deliveries to end users were higher in 2012 compared to 2011, Cat dealers lowered their order rates well below end-user demand to reduce their inventories. Of the total backlog, approximately $3.0 billion, $4.5 billion and $4.0 billion at December 31, 2013, 2012 and 2011, respectively, was not expected to be filled in the following year.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 48 located in the United States and 130 located outside the United States, serving 182 countries and operating 3,454 places of business, including 1,202 dealer rental outlets.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited (Perkins), are also sold through its worldwide network of 100 distributors located in 180 countries. Most of the electric power generation systems manufactured by our subsidiary Caterpillar Northern Ireland Limited, formerly known as F.G. Wilson Engineering Limited, are sold through its worldwide network of 264 distributors located in 145 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 19 distributors located in 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  Turbines, locomotives and certain global mining products are sold directly to end customers through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

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

These sales and service agreements are terminable at will by either party primarily upon 90 days written notice and provide for termination automatically if the dealer files for bankruptcy protection or upon the occurrence of comparable action seeking protection from creditors.

Patents and Trademarks

Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “Electro-Motive,” “FG Wilson,” “MaK,” “MWM,” “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines.” We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide.  These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future.  We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development

We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2013, 2012 and 2011, we spent $2,046 million, $2,466 million and $2,297 million, or 3.7, 3.7, and 3.8 percent of our sales and revenues, respectively, on our research and development programs.  Research and development expense is expected to increase about 7 percent in 2014.

Employment

As of December 31, 2013, we employed 118,501 persons of whom 66,624 were located outside the United States.  We build and maintain a productive, motivated workforce by striving to treat all employees fairly and equitably.

In the United States, most of our 51,877 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2013, there were 11,284 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 7,460 Caterpillar employees under a six-year central labor agreement that expires on March 1, 2017.  The International Association of Machinists (IAM) represents 1,694 employees under labor agreements that will expire on May 17, 2015 and April 30, 2018. The United Steelworkers (USW) represents 741 employees under labor agreements that will expire on April 30, 2015, August 19, 2018 and April 30, 2019.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales and Revenues

Sales and revenues outside the United States were 67 percent of consolidated sales and revenues for 2013, 69 percent for 2012 and 70 percent for 2011.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the investigation, remediation, and operating and maintenance costs are accrued against our earnings.  Costs are accrued based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others.  We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in the line item "Accrued expenses" in Statement 3 -- "Consolidated Financial Position at December 31" of Exhibit 13. There is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

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

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Exhibit 13 to this Form 10-K.  In addition, the statements in this section and other sections of this Form 10-K, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 13, include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results.  Forward-looking statements give current expectations or forecasts of future events about the company or our outlook.  You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

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

Our business is highly sensitive to global economic conditions and economic conditions in the industries we serve.

Our results of operations are materially affected by economic conditions globally and in the particular industries we serve.  The demand for our products and services tends to be cyclical and can be significantly reduced in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower levels of government and business investment.  A prolonged period of slow growth may also reduce demand for our products and services.  Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment.  A change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

The energy and mining industries are major users of our products, including the coal, iron ore, gold, copper, oil and natural gas industries.  Decisions to purchase our products are dependent upon the performance of these industries, which in turn are dependent in part on commodity prices.  Increases in demand or output in these industries may lead to increases in demand for our products. Conversely, if demand or output in these industries declines, the demand for our products will generally decrease.  Prices of commodities in these industries are frequently volatile and change in response to general economic conditions, economic growth, government actions, regulatory actions, commodity inventories and any disruptions in production or distribution.  We assume certain prices for key commodities in preparing our general economic and financial outlooks (outlooks).  Commodity prices lower than those assumed in our outlooks may negatively impact our business, results of operations and financial condition. Economic conditions affecting the industries we serve may in the future also lead to reduced capital expenditures by our customers. Reduced capital expenditures by our customers are likely to lead to a decrease in the demand for our products.

The rates of infrastructure spending, housing starts and commercial construction also play a significant role in our results.  Our products are an integral component of these activities, and as these activities decrease inside or outside of the United States, demand for our products may be significantly impacted, which could negatively impact our results.  Slower rates of economic growth than anticipated in our outlooks could also adversely impact our business, results of operations and financial condition.

Changes in government monetary or fiscal policies may negatively impact our results.

Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures, as well as energy and mined products, which in turn affects sales of our products that serve these activities.  Interest rate changes also affect our customers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.  Our outlooks typically include assumptions about interest rates in a number of countries.  Interest rates higher than those contained in our assumptions could result in lower sales than anticipated and supply chain inefficiencies.

Central banks and other policy arms of many countries take actions to vary the amount of liquidity and credit available in an economy.  Liquidity and credit policies different from those assumed in our outlooks could impact the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.

Changes in monetary and fiscal policies, along with other factors, may cause currency exchange rates to fluctuate. Actions that lead the currency exchange rate of a country where we manufacture products to increase relative to other currencies could reduce the competitiveness of products made in that country, which could adversely affect our competitive position, results of operations and financial condition.

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

Commodity price changes, component price increases, fluctuations in demand for our products or significant shortages of component products may adversely impact our financial results or our ability to meet commitments to customers.

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

Global economic conditions may cause volatility and disruptions in the capital and credit markets. Although we have generated funds from our operations to pay our operating expenses, fund our capital expenditures and support growth, fund our employee retirement benefit programs, pay dividends and buy back stock, continuing to meet these cash requirements over the long-term requires substantial liquidity and access to varied sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  Global or regional economic downturns could cause financial markets to decrease the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers, dealers and suppliers. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

In addition, demand for our products generally depends on customers’ ability to pay for our products, which, in turn, depends on their access to funds. Subject to global economic conditions, customers may experience increased difficulty in generating funds from operations. Capital and credit market volatility and uncertainty may cause financial institutions to revise their lending standards, thereby decreasing access to capital. If capital and credit market volatility occurs, customers’ liquidity may decline which, in turn, would reduce their ability to purchase our products.

Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate.

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability.  In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in our other markets.  Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

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

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Each of Caterpillar’s and Cat Financial’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to their respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth and interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings and the failure of either Caterpillar or Cat Financial to do so could adversely affect our cost of funds, liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

Our Financial Products segment is subject to risks associated with the financial services industry.

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

Changes in interest rates and market liquidity conditions could have an adverse effect on Cat Financial's and our earnings and cash flows. Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business is subject to fluctuations in interest rates. Changes in market interest rates may influence its financing costs, returns on financial investments and the valuation of derivative contracts and could reduce its and our earnings and cash flows. Although Cat Financial manages interest rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates and market liquidity conditions will not have an adverse effect on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, we may incur losses. With respect to Insurance Services' investment activities, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, requiring a negative adjustment to earnings.

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

New regulations or changes in financial services regulation could adversely impact Caterpillar and Cat Financial.

Cat Financial’s operations are highly regulated by governmental authorities in the locations where it operates, which can impose significant additional costs and/or restrictions on its business. In the U.S., for example, Cat Financial’s operations are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). Dodd-Frank was signed into law in July 2010 and includes extensive provisions regulating the financial services industry. Many of the regulations implementing the derivatives provisions of Dodd-Frank became effective in 2013 and additional requirements will become effective in 2014. As such, Cat Financial has become and could continue to become subject to additional regulatory costs both directly and indirectly, through increased costs of doing business with more marketing intermediaries that are now subject to extensive regulation pursuant to Dodd-Frank. For example, derivatives dealers may seek to pass to us the cost of any margin, capital or other regulatory requirements that they are subject to under Dodd-Frank. As the regulatory regime is still developing and important additional regulations have yet to be adopted, the ultimate costs of Dodd-Frank on Cat Financial’s business remain uncertain. However, such costs could be significant and have an adverse effect on Cat Financial's and our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on Cat Financial's and our results of operations and financial condition.

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

Government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries.  The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, in countries where we sell large quantities of products and services could negatively impact our business, results of operations and financial condition.  For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.

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

Our sales outlook assumes that certain price increases we announce from time to time will be realized in the marketplace.  Changes in market acceptance of price increases, changes in market requirements for price discounts, changes in our competitors’ behavior or a weak pricing environment attributable to industry overcapacity could have an adverse impact on our business, results of operations and financial condition.

In addition, our results and ability to compete may be impacted negatively by changes in our sales mix.  Our outlook assumes a certain geographic mix of sales as well as a certain product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

We may not realize all of the anticipated benefits from cost-reduction initiatives, cash flow improvement initiatives and efficiency or productivity initiatives.

We are actively engaged in a number of initiatives to increase our productivity, efficiency and cash flow and to reduce costs, which we expect to have a positive effect on our business, competitive position, results of operations and financial condition. For example, we formed the Caterpillar Enterprise System Group in 2013 to implement sustained improvements in our operational efficiency and order-to-delivery processes so that our lead time is better aligned with customer requirements, as well as to reduce waste, further enhance quality and maximize value for our customers.  We are also in the process of implementing a new operating system in many of our businesses to increase efficiency and harmonize our operations.  There can be no assurance that this operating system, these initiatives, or others will continue to be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.  If our new operating system is not implemented successfully, it could have an adverse effect on our operations and competitive position.

We could incur additional restructuring charges as we continue to contemplate cost reduction actions in an effort to optimize our cost structure and may not achieve the anticipated savings and benefits of these actions.
In December 2013, we announced a restructuring plan for our Gosselies, Belgium operations in order to improve the competitiveness of our European manufacturing footprint. We expect to incur significant separation-related charges in connection with this restructuring plan throughout 2014, which will reduce our profitability in the periods incurred. In addition, we expect to take additional restructuring actions in 2014 to optimize our cost structure and improve the efficiency of our operation. As a result of these actions, we may incur additional charges, including but not limited to asset impairments, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future cost reduction actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our cost reduction actions. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our business is subject to the inventory management decisions and sourcing practices of our dealers and our OEM customers.

We sell finished products through an independent dealer network and directly to OEMs and are subject to risks relating to their inventory management decisions and operational and sourcing practices.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs.  Such adjustments may impact our results positively or negatively.  If the inventory levels of our dealers and OEM customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers and OEM customers do not maintain inventory levels sufficient to meet customer demand. Additionally, some of our engine customers are OEMs that manufacture or could in the future manufacture engines for their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus.  However, there can be no assurance that these customers will continue to outsource engine manufacture in the future. Decreased levels of production outsourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries.  A significant reduction in the level of engine production outsourcing from our OEM customers could significantly impact our revenues and, accordingly, have an adverse effect on our business, results of operations and financial condition.

We are subject to stringent environmental laws and regulations that impose significant compliance costs.

Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste materials. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors or other third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, there can be no assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

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

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments prohibiting sales to specific persons or countries or based on product classification expose us to criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations.  In addition, we enter into joint ventures with joint venture partners who are domiciled in areas of the world with laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate applicable laws and regulations. Violations of anti-corruption laws or regulations by our employees, by intermediaries acting on our behalf, or by our joint venture partners may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

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

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies.  We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  While we customarily enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates. In addition, our outlooks do not assume fluctuations in currency exchange rates. Adverse fluctuations in currency exchange rates from the date of our outlooks could cause our actual results to differ materially from those anticipated in our outlooks and adversely impact our business, results of operations and financial condition.

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

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs.  Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected and increased pension expense in future years.  We may be required to make contributions to our pension plans in the future, and these contributions could be material.  Our cost growth rates may also be materially higher than projected.  These factors could significantly increase our payment obligations under the plans, and as a result, adversely affect our business, results of operations and financial condition.

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

We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Caterpillar.  The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  We have identified attempts to gain unauthorized access to our information technology systems and networks. To our knowledge, no such attack was ultimately successful in exporting materially sensitive data or controlling materially sensitive systems or networks. Should such an attack succeed it could expose us and our customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect our reputation, competitive position, business and results of operations.  In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Executive Officers of the Registrant.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Douglas R. Oberhelman (60)	Chairman and Chief Executive Officer (2010)	Group President (2001-2010)
Bradley M. Halverson (53)	Group President and Chief Financial Officer (2013)	Corporate Controller (2004-2010) Vice President (2010-2012)
Stuart L. Levenick (61)	Group President (2004)
Edward J. Rapp (56)	Group President (2007)	Group President and Chief Financial Officer (2010 - 2012)
D. James Umpleby III (55)	Group President (2013)	Solar Turbines Vice President (2007-2010) Vice President (2010-2012)
Steven H. Wunning (62)	Group President (2004)
James B. Buda (66)	Executive Vice President, Law and Public Policy (2012)	Vice President, General Counsel and Secretary (2001- 2010) Vice President and Chief Legal Officer (2010 - 2011) Senior Vice President and Chief Legal Officer (2011 - 2012)
David P. Bozeman (45)	Senior Vice President (2013)	Business Unit Manager (2009) Vice President (2009-2013)
Jananne A. Copeland (51)	Chief Accounting Officer (2007)	Chief Accounting Officer and Corporate Controller (2010 - 2012)

Item 2.	Properties.

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

Headquarters and Other Key Offices
Our corporate headquarters are in Peoria, Illinois.  Additional marketing and operating headquarters are located both inside and outside the United States including Miami, Florida; Oak Creek, Wisconsin; San Diego, California; Geneva, Switzerland; Beijing, China; Singapore, Republic of Singapore; Piracicaba, Brazil, and Tokyo, Japan.  Our Financial Products business is headquartered in leased offices located in Nashville, Tennessee.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We operate a Technical Center located in Mossville, Illinois, and various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

Parts Distribution Centers
Distribution of our parts is conducted from parts distribution centers inside and outside the United States and included in the All Other segment in our financial statements.  We operate parts distribution centers in the following locations: Morton, Illinois; Arvin, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; St. Paul, Minnesota; Clayton, Ohio; York, Pennsylvania; Waco, Texas; Spokane, Washington; Melbourne, Australia; Grimbergen, Belgium; Piracicaba, Brazil; Shanghai, China; San Luis Potosi, Mexico; Singapore, Republic of Singapore; Moscow, Russia; Johannesburg, South Africa, and Dubai, United Arab Emirates. We also own or lease other facilities that support our distribution activities.

Remanufacturing and Components
Component manufacturing and the remanufacturing of our products that is reported in the All Other segment is conducted primarily at facilities in the following locations: Toccoa, Georgia; Aurora, Illinois; Dixon, Illinois; East Peoria, Illinois; Peoria, Illinois; Franklin, Indiana; Danville, Kentucky; Menominee, Michigan; Corinth, Mississippi; Oxford, Mississippi; Prentiss County, Mississippi; Boonville, Missouri; West Plains, Missouri; Franklin, North Carolina; Goldsboro, North Carolina; Morganton, North Carolina; West Fargo, North Dakota; Summerville, South Carolina; Sumter, South Carolina; Piracicaba, Brazil; Shanghai, China; Tianjin, China; Xuzhou, China; Chaumont, France; Bazzano, Italy; Castelvetro, Italy; Frosinone, Italy; San Eusebio, Italy; Nuevo Laredo, Mexico; Ramos Arizpe, Mexico; Radom, Poland; Singapore; Pyongtaek, South Korea; Shrewsbury, United Kingdom, and Skinningrove, United Kingdom.  We also lease or own other facilities that support our remanufacturing and component manufacturing activities.

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

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Illinois: Aurora, Decatur, East Peoria	Brazil: Campo Largo, Piracicaba
	North Carolina: Clayton, Sanford	China: Suzhou, Wujiang, Xuzhou, Qingzhou
	Texas: Victoria	France: Grenoble, Echirolles
	Georgia: Athens	Hungary: Godollo
India: Thiruvallar
Indonesia: Jakarta
Japan: Akashi, Sagamihara
Poland: Janow Sosnowiec
Russia: Tosno, Novosibirsk
United Kingdom: Desford, Stockton
Thailand: Rayong

Resource Industries	Illinois: Aurora, Decatur, East Peoria, Joliet	Australia: Beresfield
	North Carolina: Winston-Salem	Brazil: Piracicaba
	Pennsylvania: Houston	China: Tongzhou, Wuxi, Xuzhou, Zhengzhou
	Tennessee: Dyersburg	Czech Republic: Ostrava
	Texas: Denison	France: Arras
	Virginia: Hillsville, Pulaski	Germany: Dortmund, Lunen
	West Virginia: Beckley	India: Hosur, Thiruvallur
	Wisconsin: South Milwaukee	Indonesia: Jakarta
Italy: Jesi
Japan: Sagamihara
Mexico: Acuna, Monterrey, Reynosa, Torreon
Russia: Tosno
Thailand: Rayong
United Kingdom: Peterlee, Wolverhampton

Power Systems	Alabama: Albertville, Montgomery	Belgium: Gosselies
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin	China: Tianjin, Wuxi
	Illinois: LaGrange, Mossville, Mapleton, Pontiac	Czech Republic: Zatec
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Louisville, Mayfield	India: Hosur
	South Carolina: Greenville, Newberry	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, De Soto, Mabank, San Antonio, Schertz, Seguin	Republic of Singapore: Singapore
Sweden: Ockero Islands
Switzerland: Riazzino
United Kingdom: Larne, Monkstown, Peterborough, Sandiacre, Shoreham, South Queensferry, Springvale, Stafford, Wimborne

Item 3.	Legal Proceedings.

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

In addition, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material.  In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this annual report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under “Common Stock (NYSE:CAT) — Listing Information,” “— Price Ranges,” “ — Number of Stockholders” and “Performance Graph: Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2013” and from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of December 31, 2013, those plans had approximately 14,000 active participants in the aggregate.  During the fourth quarter of 2013, approximately 313,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding. Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 pursuant to 17 CFR 230.903.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter 2013.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1-31, 2013	2,344	$83.75	N/A	N/A
November 1-30, 2013	5,577	83.77	N/A	N/A
December 1-31, 2013	1,314	84.56	N/A	N/A
Total	9,235	$83.87
_____________________________

(1)	Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Item 6.	Selected Financial Data.

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

Information required by Item 7A appears in Note 1 — “Operations and summary of significant accounting policies,” Note 3 —   “Derivative financial instruments and risk management,” Note 18 — “Fair values disclosures” and Note 19 — “Concentration of credit risk” of Exhibit 13.  Other information required by Item 7A is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment we concluded that, as of December 31, 2013, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on page A-4 of Exhibit 13.

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

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Stockholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2014 Proxy Statement.

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

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2014 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information
(as of December 31, 2013)

Plan category	(a) Number of securities to be issued up on exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	47,862,294	$65.0270	14,619,786
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	47,862,294	$65.0270	14,619,786
_____________________________________________

(1)	Excludes any cash payments in-lieu-of stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2014 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are incorporated by reference from Exhibit 13:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Statement 1 - Consolidated Results of Operations

•	Statement 2 - Consolidated Comprehensive Income

•	Statement 3 - Consolidated Financial Position

•	Statement 4 - Changes in Consolidated Stockholders’ Equity

•	Statement 5 - Consolidated Statement of Cash Flow

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:
	3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2012).
	3.2	Bylaws amended and restated as of December 11, 2013 (incorporated by reference from Exhibit 3.1 to Form 8-K filed December 11, 2013).
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
10.1
Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*

10.2
Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through second amendment dated August 22, 2013 (incorporated by reference from Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2013).*

10.3
Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.3 to the 2012 Form 10-K)*

10.4	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.4 to the 2012 Form 10-K).*
10.5	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.5 to the 2012 Form 10-K).*
10.6	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through fourth amendment dated December 5, 2013.*
10.7	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through fourth amendment dated December 17, 2013.*
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

10.11	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through fourth amendment dated December 17, 2013.*
10.12	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through third amendment dated December 17, 2013.*
10.13	Solar Turbines Incorporated Managerial Retirement Objective Plan, restated as of December 17, 2013.*
10.14	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated through third amendment dated December 17, 2013.*
10.15	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
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

10.18	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.19	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.20	Amendment No. 1 to the Five-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).
10.21	Omnibus Amendment No. 2 and Amendment No. 1 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 17, 2013).

10.22
Credit Agreement (Four-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010)

10.23	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.24	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.25	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011)
10.26	Amendment No. 2 to the Four-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2012).
10.27	Omnibus Amendment No. 3 and Amendment No. 1 to Local Currency Addendum to the 2010 Four-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2013).
10.28
Credit Agreement (2013 364-Day Credit Agreement), dated as of September 12, 2013, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 17, 2013).

10.29	Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 17, 2013).
10.30	Japan Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 17, 2013).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2013 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
(Registrant)

February 18, 2014	By:	/s/James B. Buda
James B. Buda, Executive Vice President, Law and Public Policy

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 18, 2014	/s/Douglas R. Oberhelman
(Douglas R. Oberhelman)

Group President and
February 18, 2014	/s/Bradley M. Halverson	Chief Financial Officer
(Bradley M. Halverson)

Chief Accounting Officer
February 18, 2014	/s/Jananne A. Copeland
(Jananne A. Copeland)

February 18, 2014	/s/David L. Calhoun	Director
(David L. Calhoun)

February 18, 2014	/s/Daniel M. Dickinson	Director
(Daniel M. Dickinson)

February 18, 2014	/s/Juan Gallardo	Director
(Juan Gallardo)

February 18, 2014	/s/Jesse J. Greene, Jr.	Director
(Jesse J. Greene, Jr.)

February 18, 2014	/s/Jon M. Huntsman, Jr.	Director
(Jon M. Huntsman, Jr.)

February 18, 2014	/s/Peter A. Magowan	Director
(Peter A. Magowan)

February 18, 2014	/s/Dennis A. Muilenburg	Director
(Dennis A. Muilenburg)

February 18, 2014	/s/William A. Osborn	Director
(William A. Osborn)

February 18, 2014	/s/Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)

February 18, 2014	/s/Susan C. Schwab	Director
(Susan C. Schwab)

February 18, 2014	/s/Miles D. White	Director
(Miles D. White)

Form 10-K

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2012).
3.2	Bylaws amended and restated as of December 11, 2013 (incorporated by reference from Exhibit 3.1 to Form 8-K filed December 11, 2013).
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
10.1
Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*

10.2
Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through second amendment dated August 22, 2013 (incorporated by reference from Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2013).*

10.3
Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.3 to the 2012 Form 10-K).*

10.4	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.4 to the 2012 Form 10-K).*
10.5	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10. 5 to the 2012 Form 10-K).*
10.6	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through fourth amendment dated December 5, 2013.*
10.7	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through fourth amendment dated December 17, 2013.*
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

10.11	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through fourth amendment dated December 17, 2013.*
10.12	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through third amendment dated December 17, 2013.*
10.13	Solar Turbines Incorporated Managerial Retirement Objective Plan, restated as of December 17, 2013.*
10.14	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated through third amendment dated December 17, 2013.*
10.15	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
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

10.18	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.19	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.20	Amendment No. 1 to the Five-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).
10.21	Omnibus Amendment No. 2 and Amendment No. 1 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 17, 2013).
10.22
Credit Agreement (Four-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyp-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.23	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.24	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.25	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011).
10.26	Amendment No. 2 to the Four-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2012).
10.27	Omnibus Amendment No. 3 and Amendment No. 1 to Local Currency Addendum to the 2010 Four-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2013).
10.28
Credit Agreement (2013 364-Day Credit Agreement), dated as of September 12, 2013, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 17, 2013).

10.29	Local Currency Addendum, dated as of September 12, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 17, 2013).
10.30	Japan Local Currency Addendum, dated as of September 13, 2013, to the 2013 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 17, 2013).
11	Computations of Earnings per Share.

12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2013 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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