Form 10-Q
period 2014-03-31
CATERPILLAR INC
filed 2014-05-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At March 31, 2014, 624,233,901 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2014	2013
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,493	$12,484
Revenues of Financial Products	748	726
Total sales and revenues	13,241	13,210

Operating costs:
Cost of goods sold	9,437	9,639
Selling, general and administrative expenses	1,292	1,390
Research and development expenses	508	562
Interest expense of Financial Products	160	189
Other operating (income) expenses	446	212
Total operating costs	11,843	11,992

Operating profit	1,398	1,218

Interest expense excluding Financial Products	110	120
Other income (expense)	54	29

Consolidated profit before taxes	1,342	1,127

Provision (benefit) for income taxes	418	246
Profit of consolidated companies	924	881

Equity in profit (loss) of unconsolidated affiliated companies	1	1

Profit of consolidated and affiliated companies	925	882

Less: Profit (loss) attributable to noncontrolling interests	3	2

Profit [1]	$922	$880

Profit per common share	$1.47	$1.34

Profit per common share – diluted [2]	$1.44	$1.31

Weighted-average common shares outstanding (millions)
– Basic	626.7	656.2
– Diluted [2]	639.3	671.6

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2014	2013

Profit of consolidated and affiliated companies	$925	$882
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2014 - $0; 2013 - $(21)	39	(366)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2014 - $0; 2013 - $(10)	—	15
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2014 - $(44); 2013 - $(67)	86	129
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2014 - $3; 2013 - $5	(6)	(9)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2014 - $0; 2013 - $0	—	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $10; 2013 - $18	(16)	(31)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $3; 2013 - $(7)	(5)	11

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $(3); 2013 - $(8)	8	15
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $4; 2013 - $0	(10)	(1)

Total other comprehensive income (loss), net of tax	96	(236)
Comprehensive income	1,021	646
Less: comprehensive income attributable to the noncontrolling interests	(2)	(2)
Comprehensive income attributable to stockholders	$1,019	$644

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and short-term investments	$5,345	$6,081
Receivables – trade and other	8,565	8,413
Receivables – finance	8,834	8,763
Deferred and refundable income taxes	1,401	1,553
Prepaid expenses and other current assets	935	900
Inventories	12,888	12,625
Total current assets	37,968	38,335

Property, plant and equipment – net	16,716	17,075
Long-term receivables – trade and other	1,284	1,397
Long-term receivables – finance	15,206	14,926
Investments in unconsolidated affiliated companies	266	272
Noncurrent deferred and refundable income taxes	700	594
Intangible assets	3,509	3,596
Goodwill	6,986	6,956
Other assets	1,762	1,745
Total assets	$84,397	$84,896

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$18	$16
Financial Products	4,497	3,663
Accounts payable	6,731	6,560
Accrued expenses	3,454	3,493
Accrued wages, salaries and employee benefits	1,475	1,622
Customer advances	2,500	2,360
Dividends payable	—	382
Other current liabilities	1,845	1,849
Long-term debt due within one year:
Machinery, Energy & Transportation	759	760
Financial Products	6,016	6,592
Total current liabilities	27,295	27,297
Long-term debt due after one year:
Machinery, Energy & Transportation	7,998	7,999
Financial Products	18,803	18,720
Liability for postemployment benefits	6,715	6,973
Other liabilities	3,217	3,029
Total liabilities	64,028	64,018
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/14 and 12/31/13 – 814,894,624) at paid-in amount	4,773	4,709
Treasury stock (3/31/14 – 190,660,723 shares; 12/31/13 – 177,072,282 shares) at cost	(13,442)	(11,854)
Profit employed in the business	32,775	31,854
Accumulated other comprehensive income (loss)	(3,801)	(3,898)
Noncontrolling interests	64	67
Total stockholders’ equity	20,369	20,878
Total liabilities and stockholders’ equity	$84,397	$84,896

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2013
Balance at December 31, 2012	$4,481	$(10,074)	$29,558	$(6,433)	$50	$17,582
Profit of consolidated and affiliated companies	—	—	880	—	2	882
Foreign currency translation, net of tax	—	—	—	(366)	—	(366)
Pension and other postretirement benefits, net of tax	—	—	—	136	—	136
Derivative financial instruments, net of tax	—	—	—	(20)	—	(20)
Available-for-sale securities, net of tax	—	—	—	14	—	14
Distribution to noncontrolling interests	—	—	—	—	(8)	(8)
Common shares issued from treasury stock for stock-based compensation: 2,436,453	(61)	69	—	—	—	8
Stock-based compensation expense	49	—	—	—	—	49
Net excess tax benefits from stock-based compensation	41	—	—	—	—	41
Balance at March 31, 2013	$4,510	$(10,005)	$30,438	$(6,669)	$44	$18,318

Three Months Ended March 31, 2014
Balance at December 31, 2013	$4,709	$(11,854)	$31,854	$(3,898)	$67	$20,878
Profit of consolidated and affiliated companies	—	—	922	—	3	925
Foreign currency translation, net of tax	—	—	—	40	(1)	39
Pension and other postretirement benefits, net of tax	—	—	—	80	—	80
Derivative financial instruments, net of tax	—	—	—	(21)	—	(21)
Available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Change in ownership from noncontrolling interests	—	—	—	—	2	2
Dividends declared	—	—	(1)	—	—	(1)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 4,522,294	(58)	150	—	—	—	92
Stock-based compensation expense	53	—	—	—	—	53
Net excess tax benefits from stock-based compensation	69	—	—	—	—	69
Common shares repurchased: 18,110,735 [1]	—	(1,738)	—	—	—	(1,738)
Balance at March 31, 2014	$4,773	$(13,442)	$32,775	$(3,801)	$64	$20,369

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31,
	2014	2013
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$925	$882
Adjustments for non-cash items:
Depreciation and amortization	781	723
Other	115	98
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(37)	209
Inventories	(270)	308
Accounts payable	403	118
Accrued expenses	27	(121)
Accrued wages, salaries and employee benefits	(152)	(742)
Customer advances	145	(47)
Other assets – net	26	41
Other liabilities – net	(66)	(45)
Net cash provided by (used for) operating activities	1,897	1,424

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(454)	(896)
Expenditures for equipment leased to others	(285)	(336)
Proceeds from disposals of leased assets and property, plant and equipment	184	176
Additions to finance receivables	(2,634)	(2,715)
Collections of finance receivables	2,215	2,219
Proceeds from sale of finance receivables	20	66
Investments and acquisitions (net of cash acquired)	(5)	—
Proceeds from sale of businesses and investments (net of cash sold)	13	98
Proceeds from sale of available-for-sale securities	115	98
Investments in available-for-sale securities	(105)	(123)
Other – net	(12)	(46)
Net cash provided by (used for) investing activities	(948)	(1,459)

Cash flow from financing activities:
Dividends paid	(383)	—
Distribution to noncontrolling interests	(7)	(8)
Contribution from noncontrolling interests	2	—
Common stock issued, including treasury shares reissued	92	8
Treasury shares purchased	(1,738)	—
Excess tax benefit from stock-based compensation	69	41
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	6	54
Financial Products	2,146	2,665
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(9)	(26)
Financial Products	(2,773)	(2,576)
Short-term borrowings – net (original maturities three months or less)	944	387
Net cash provided by (used for) financing activities	(1,651)	545
Effect of exchange rate changes on cash	(34)	(18)
Increase (decrease) in cash and short-term investments	(736)	492
Cash and short-term investments at beginning of period	6,081	5,490
Cash and short-term investments at end of period	$5,345	$5,982

 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2014 and 2013, (b) the consolidated comprehensive income for the three month periods ended March 31, 2014 and 2013, (c) the consolidated financial position at March 31, 2014 and December 31, 2013, (d) the consolidated changes in stockholders’ equity for the three month periods ended March 31, 2014 and 2013, and (e) the consolidated cash flow for the three month periods ended March 31, 2014 and 2013.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

The December 31, 2013 financial position data included herein is derived from the audited consolidated financial statements included in the 2013 Form 10-K but does not include all disclosures required by U.S. GAAP.

B.  Nature of Operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Energy & Transportation – Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation, and All Other operating segments and related corporate items and eliminations.

Financial Products – Primarily includes the company’s Financial Products Segment.  This category includes Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Financial Insurance Services (Insurance Services) and their respective subsidiaries.

2.                                    New Accounting Guidance

Joint and several liability arrangements – In February 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The entity is also required to disclose the nature and amount of the obligation as well as any other information about those obligations. This guidance was effective January 1, 2014, with retrospective application required. The guidance did not have a material impact on our financial statements.

Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity – In March 2013, the FASB issued accounting guidance on the parent's accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new standard clarifies existing guidance regarding when the CTA should be released into earnings upon various deconsolidation and consolidation transactions. This guidance was effective January 1, 2014. The guidance did not have a material impact on our financial statements.

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists – In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the financial statements if available under the applicable tax jurisdiction. The guidance was effective January 1, 2014. The guidance did not have a material impact on our financial statements.

Reporting discontinued operations and disclosures of disposals of components of an entity – In April 2014, the FASB issued accounting guidance for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This guidance is effective January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $53 million and $49 million for the three months ended March 31, 2014 and 2013, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three month periods ended March 31, 2014 and 2013, respectively:

	2014		2013
	Shares Granted	Fair Value Per Award	Shares Granted	Fair Value Per Award
Stock options	4,448,218	$29.52	4,276,060	$28.34
RSUs	1,429,512	$89.18	1,614,870	$84.05

The stock price on the date of grant was $96.31 and $89.75 for 2014 and 2013, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2014 and 2013, respectively:

	Grant Year
	2014	2013
Weighted-average dividend yield	2.15%	2.13%
Weighted-average volatility	28.2%	30.6%
Range of volatilities	18.4-36.2%	23.4-40.6%
Range of risk-free interest rates	0.12-2.60%	0.16-1.88%
Weighted-average expected lives	8 years	8 years

As of March 31, 2014, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $395 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.4 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery, Energy & Transportation foreign currency contracts are undesignated, including any hedges designed to protect our competitive exposure.

As of March 31, 2014, $12 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Our Machinery, Energy & Transportation operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective. We designate fixed-to-floating interest rate swaps as fair value hedges at inception of the contract, and we designate certain forward rate agreements as cash flow hedges at inception of the contract.

As of March 31, 2014, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months. The actual amount recorded in Other income (expense) will vary based on interest rates at the time the hedged transactions impact earnings.

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

As of March 31, 2014, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery, Energy & Transportation and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the previously designated hedged item.

Commodity Price Risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery, Energy & Transportation operations purchase base and precious metals embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are subject to price changes on energy products such as natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2014	December 31, 2013
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$38	$54
Machinery, Energy & Transportation	Accrued expenses	(19)	(39)
Interest rate contracts
Machinery, Energy & Transportation	Accrued expenses	(38)	—
Financial Products	Receivables – trade and other	11	7
Financial Products	Long-term receivables – trade and other	97	115
Financial Products	Accrued expenses	(6)	(6)
		$83	$131
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$12	$19
Machinery, Energy & Transportation	Accrued expenses	(2)	(1)
Financial Products	Receivables – trade and other	4	7
Financial Products	Long-term receivables – trade and other	7	9
Financial Products	Accrued expenses	(6)	(4)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(2)	—
		$14	$30

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)
	March 31, 2014	December 31, 2013

Machinery, Energy & Transportation	$4,493	$3,565
Financial Products	$6,517	$6,743

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(13)	$15	$(29)	$30
		$(13)	$15	$(29)	$30

Cash Flow Hedges (Millions of dollars)
	Three Months Ended March 31, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$13	Other income (expense)	$10	$—
Interest rate contracts
Machinery, Energy & Transportation	(37)	Other income (expense)	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(1)	—
	$(26)		$8	$—

	Three Months Ended March 31, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(49)	Other income (expense)	$(17)	[1]	$—
Interest rate contracts
Financial Products	—	Interest expense of Financial Products	(1)		—
	$(49)		$(18)		$—

[1]	Includes $3 million loss reclassified from AOCI to Other income (expense) in 2013 as certain derivatives were dedesignated as the related transactions are no longer probable to occur.

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$11	$(20)
Financial Products	Other income (expense)	(5)	(15)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(1)	(1)
		$5	$(36)

We enter into International Swaps and Derivatives Association (ISDA) master netting agreements within Machinery, Energy & Transportation and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

March 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$51	$—	$51	$(39)	$—	$12
Financial Products	119	—	119	(7)	—	112
Total	$170	$—	$170	$(46)	$—	$124

March 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(61)	$—	$(61)	$39	$—	$(22)
Financial Products	(12)	—	(12)	7	—	(5)
Total	$(73)	$—	$(73)	$46	$—	$(27)

December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$73	$—	$73	$(32)	$—	$41
Financial Products	138	—	138	(9)	—	129
Total	$211	$—	$211	$(41)	$—	$170

December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(40)	$—	$(40)	$32	$—	$(8)
Financial Products	(10)	—	(10)	9	—	(1)
Total	$(50)	$—	$(50)	$41	$—	$(9)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2014	December 31, 2013
Raw materials	$3,031	$2,966
Work-in-process	2,760	2,589
Finished goods	6,801	6,785
Supplies	296	285
Total inventories	$12,888	$12,625

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended March 31,
	2014	2013
Sales	$390	$258
Cost of sales	301	205
Gross profit	$89	$53

Profit (loss)	$(14)	$(3)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	March 31, 2014	December 31, 2013
Assets:
Current assets	$695	$683
Property, plant and equipment – net	686	710
Other assets	582	608
	1,963	2,001
Liabilities:
Current liabilities	466	437
Long-term debt due after one year	890	900
Other liabilities	216	262
	1,572	1,599
Equity	$391	$402

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	March 31, 2014	December 31, 2013
Investments in equity method companies	$256	$262
Plus: Investments in cost method companies	10	10
Total investments in unconsolidated affiliated companies	$266	$272

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2014
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,643	$(575)	$2,068
Intellectual property	11	1,752	(459)	1,293
Other	11	239	(109)	130
Total finite-lived intangible assets	14	4,634	(1,143)	3,491
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,652	$(1,143)	$3,509

		December 31, 2013
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,653	$(539)	$2,114
Intellectual property	11	1,821	(495)	1,326
Other	10	274	(136)	138
Total finite-lived intangible assets	13	4,748	(1,170)	3,578
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,766	$(1,170)	$3,596

Amortization expense for the three months ended March 31, 2014 and 2013 was $92 million and $94 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2014	2015	2016	2017	2018	Thereafter
$365	$357	$335	$333	$329	$1,882

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three months ended March 31, 2014 or 2013.

As discussed in Note 15, effective January 1, 2014, we revised our reportable segments in line with the changes to our organizational structure. Our reporting units did not significantly change as a result of the changes to our reportable segments. The segment information for 2013 has been retrospectively adjusted to conform to the 2014 presentation.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 were as follows:

(Millions of dollars)
	December 31, 2013	Acquisitions	Held for Sale and Business Divestitures [1]	Other Adjustments [2]	March 31, 2014
Construction Industries
Goodwill	$291	$—	$—	$15	$306
Resource Industries
Goodwill	4,468	—	(2)	10	4,476
Impairments	(580)	—	—	—	(580)
Net goodwill	3,888	—	(2)	10	3,896
Energy & Transportation
Goodwill	2,600	3	—	4	2,607
All Other [3]
Goodwill	199	—	—	—	199
Impairments	(22)	—	—	—	(22)
Net goodwill	177	—	—	—	177
Consolidated total
Goodwill	7,558	3	(2)	29	7,588
Impairments	(602)	—	—	—	(602)
Net goodwill	$6,956	$3	$(2)	$29	$6,986

1  See Note 18 for additional details.
2  Other adjustments are comprised primarily of foreign currency translation.
3  Includes All Other operating segments (See Note 15).

8.                                     Available-For-Sale Securities

We have investments in certain debt and equity securities, primarily at Insurance Services, that have been classified as available-for-sale and recorded at fair value based upon quoted market prices. These investments are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO (first-in, first-out) method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in Other income (expense) in the Consolidated Statement of Results of Operations.

	March 31, 2014			December 31, 2013
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	117	1	118	119	1	120

Corporate bonds
Corporate bonds	629	22	651	612	21	633
Asset-backed securities	76	1	77	72	—	72

Mortgage-backed debt securities
U.S. governmental agency	326	—	326	322	(1)	321
Residential	17	1	18	18	—	18
Commercial	70	6	76	87	6	93

Equity securities
Large capitalization value	164	74	238	173	81	254
Smaller company growth	24	24	48	25	24	49
Total	$1,433	$129	$1,562	$1,438	$132	$1,570

During the three months ended March 31, 2014 and 2013, there were no charges for other-than-temporary declines in the market values of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2014
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$159	$1	$1	$—	$160	$1
Asset-backed securities	5	—	17	1	22	1
Mortgage-backed debt securities
U.S. governmental agency	98	2	105	4	203	6
Equity securities
Large capitalization value	20	1	1	—	21	1
Total	$282	$4	$124	$5	$406	$9

	December 31, 2013
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$159	$2	$1	$—	$160	$2
Asset-backed securities	6	—	20	1	26	1
Mortgage-backed debt securities
U.S. governmental agency	140	4	65	2	205	6
Total	$305	$6	$86	$3	$391	$9

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

Equity Securities.  Insurance Services maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were generally higher during the first quarter of 2014 on generally favorable economic data.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

The cost basis and fair value of the available-for-sale debt securities at March 31, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2014
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$155	$156
Due after one year through five years	614	635
Due after five years through ten years	33	35
Due after ten years	30	30
U.S. governmental agency mortgage-backed securities	326	326
Residential mortgage-backed securities	17	18
Commercial mortgage-backed securities	70	76
Total debt securities – available-for-sale	$1,245	$1,276

Sales of Securities:
	Three Months Ended March 31,
(Millions of dollars)	2014	2013
Proceeds from the sale of available-for-sale securities	$115	$98
Gross gains from the sale of available-for-sale securities	$14	$1
Gross losses from the sale of available-for-sale securities	$—	$—

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
For the three months ended:
Components of net periodic benefit cost:
Service cost	$39	$49	$28	$31	$20	$24
Interest cost	162	145	46	43	53	49
Expected return on plan assets [1]	(221)	(208)	(65)	(59)	(13)	(14)
Amortization of:
Transition obligation (asset)	—	—	—	—	—	1
Prior service cost (credit) [2]	4	4	—	—	(13)	(18)
Net actuarial loss (gain) [3]	98	136	22	33	10	27
Total cost included in operating profit	$82	$126	$31	$48	$57	$69

Weighted-average assumptions used to determine net cost:
Discount rate	4.6%	3.7%	4.1%	3.7%	4.6%	3.7%
Expected rate of return on plan assets	7.8%	7.8%	6.9%	6.7%	7.8%	7.8%
Rate of compensation increase	4.0%	4.5%	4.2%	3.9%	4.0%	4.4%

[1]	Expected return on plan assets developed using calculated market-related value of plan assets which recognizes differences in expected and actual returns over a three-year period.

[2]
Prior service cost (credit) for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period of active employees expected to receive benefits from the plan. For pension plans in which all or almost all of the plan's participants are inactive and other postretirement benefit plans in which all or almost all of the plan's participants are fully eligible for benefits under the plan, prior service cost (credit) are amortized using the straight-line method over the remaining life expectancy of those participants.

[3]
Net actuarial loss (gain) for pension and other postretirement benefit plans are generally amortized using the straight-line method over the average remaining service period of active employees expected to receive benefits from the plan. For plans in which all or almost all of the plan’s participants are inactive, net actuarial loss (gain) are amortized using the straight-line method over the remaining life expectancy of the inactive participants.

 We made $279 million of contributions to our pension plans during the three months ended March 31, 2014. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $142 million of contributions to our pension plans during the three months ended March 31, 2013.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2014	2013
U.S. Plans	$81	$83
Non-U.S. Plans	20	14
	$101	$97

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

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2014 and December 31, 2013, the related liability was $13 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2014	December 31, 2013
Caterpillar dealer guarantees	$201	$193
Customer guarantees	62	62
Customer guarantees – supplier consortium	365	364
Third party logistics business guarantees	145	151
Other guarantees	35	35
Total guarantees	$808	$805

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as their guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2014 and December 31, 2013, the SPC’s assets of $981 million and $1,005 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $981 million and $1,005 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2014
Warranty liability, January 1	$1,367
Reduction in liability (payments)	(278)
Increase in liability (new warranties)	288
Warranty liability, March 31	$1,377

(Millions of dollars)	2013
Warranty liability, January 1	$1,477
Reduction in liability (payments)	(938)
Increase in liability (new warranties)	828
Warranty liability, December 31	$1,367

11.                               Profit Per Share

Computations of profit per share:	Three Months Ended March 31,
(Dollars in millions except per share data)	2014	2013
Profit for the period (A) [1]:	$922	$880
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	626.7	656.2
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	12.6	15.4
Average common shares outstanding for fully diluted computation (C) [2]	639.3	671.6
Profit per share of common stock:
Assuming no dilution (A/B)	$1.47	$1.34
Assuming full dilution (A/C) [2]	$1.44	$1.31
Shares outstanding as of March 31 (in millions)	624.2	657.5

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 10,415,733 and 10,312,876 common shares were outstanding for the three months ended March 31, 2014 and 2013, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar common stock (the 2007 Authorization), and in December 2011, the 2007 Authorization was extended through December 2015. In January 2014, we completed the 2007 Authorization and entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (January ASR Agreement), which was completed in March 2014. In accordance with the terms of the January ASR Agreement, a total of approximately 18.1 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of approximately $1.7 billion.

In January 2014, the Board approved a new authorization to repurchase up to $10 billion of Caterpillar common stock, which will expire on December 31, 2018.

12.                             Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended March 31, 2014
Balance at December 31, 2013	$176	$(4,152)	$(5)	$83	$(3,898)
Other comprehensive income (loss) before reclassifications	40	—	(16)	8	32
Amounts reclassified from accumulated other comprehensive (income) loss	—	80	(5)	(10)	65
Other comprehensive income (loss)	40	80	(21)	(2)	97
Balance at March 31, 2014	$216	$(4,072)	$(26)	$81	$(3,801)

Three Months Ended March 31, 2013
Balance at December 31, 2012	$456	$(6,914)	$(42)	$67	$(6,433)
Other comprehensive income (loss) before reclassifications	(366)	15	(31)	15	(367)
Amounts reclassified from accumulated other comprehensive (income) loss	—	121	11	(1)	131
Other comprehensive income (loss)	(366)	136	(20)	14	(236)
Balance at March 31, 2013	$90	$(6,778)	$(62)	$81	$(6,669)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of income (expense)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(130)	$(196)
Amortization of prior service credit (cost)	Note 9 [1]	9	14
Amortization of transition asset (obligation)	Note 9 [1]	—	(1)
Reclassifications before tax		(121)	(183)
Tax (provision) benefit		41	62
Reclassifications net of tax		$(80)	$(121)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$10	$(17)
Interest rate contracts	Other income (expense)	(1)	—
Interest rate contracts	Interest expense of Financial Products	(1)	(1)
Reclassifications before tax		8	(18)
Tax (provision) benefit		(3)	7
Reclassifications net of tax		$5	$(11)

Available-for-sale securities:
Realized gain (loss) on sale of securities	Other income (expense)	$14	$1
Tax (provision) benefit		(4)	—
Reclassifications net of tax		$10	$1

Total reclassifications from Accumulated other comprehensive income (loss)		$(65)	$(131)

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

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against one current and one former employee of MGE involving the same conduct alleged by CADE. The Company has responded to all requests for information from the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

On February 19, 2014, Progress Rail Services Corporation (Progress Rail), a wholly-owned subsidiary of Caterpillar Inc., received information from the California Air Resources Board (CARB) Enforcement Division indicating it is contemplating an enforcement proceeding with potential monetary sanctions in excess of $100,000 in connection with a notice of violation received by Progress Rail on March 15, 2013 alleging violations of air emissions regulations applicable to compression ignition mobile cargo handling equipment operating at California ports or intermodal rail yards. Despite uncertainty regarding the applicability of these regulations, Progress Rail, in coordination with CARB, implemented certain corrective action measures. Progress Rail is cooperating with CARB to resolve this matter. The Company is unable to predict the outcome; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

On October 24, 2013, Progress Rail received a grand jury subpoena from the U.S. District Court for the Central District of California. The subpoena requests documents and information from Progress Rail, United Industries Corporation, a wholly-owned subsidiary of Progress Rail, and Caterpillar Inc. relating to allegations that Progress Rail conducted improper or unnecessary railcar inspections and repairs and improperly disposed of parts, equipment, tools and other items. In connection with this subpoena, Progress Rail was informed by the U.S. Attorney for the Central District of California that it is a target of a criminal investigation into potential violations of environmental laws and alleged improper business practices. The Company is cooperating with the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

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

14.                              Income Taxes

The provision for income taxes reflects an estimated annual tax rate of 29.5 percent for both the first quarter of 2014 and 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

The provision for income taxes in the first quarter of 2014 also includes a charge of $55 million to correct for an error which resulted in an understatement of tax liabilities for prior years. This error had the effect of overstating profit by $27 million and $28 million for the years ended December 31, 2013 and 2012, respectively. These amounts are not material to the financial statements of any affected period. This charge was offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994 which resulted in a $16 million benefit to remeasure previously unrecognized tax benefits and a $17 million benefit to adjust related interest, net of tax. The first quarter of 2013 tax provision also included a benefit of $87 million primarily related to the U.S. research and development tax credit that was extended for 2012.

It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months. The IRS is currently examining our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. While we have not yet received a Revenue Agent's Report generally issued at the end of the field examination process, we have received Notices of Proposed Adjustment from the IRS relating to U.S. taxation of profits earned by one of our non-U.S. subsidiaries, Caterpillar SARL, from certain parts transactions and to the disallowance of foreign tax credits incurred in connection with unrelated financings. We disagree with these proposed adjustments, which the IRS did not propose in previous audits of U.S. tax returns in which the same tax positions were taken. To the extent that adjustments are assessed upon completion of the field examination relating to these matters, we would vigorously contest the adjustments in appeals. The completion of the field examination for this audit is expected in the next 12 months. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to eight years. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. Due to the uncertainty related to the timing and potential outcome of these matters, we can not estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

15.                              Segment Information

A.	Basis for segment information

Our Executive Office is comprised of five Group Presidents, a Senior Vice President, an Executive Vice President and a CEO. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The Senior Vice President leads the Caterpillar Enterprise System Group, which was formed during the second quarter of 2013, and the Executive Vice President leads the Law and Public Policy Division. The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads three smaller operating segments that are included in the All Other operating segments.  The Caterpillar Enterprise System Group and Law and Public Policy Division are cost centers and do not meet the definition of an operating segment.

Effective January 1, 2014, responsibility for paving products, forestry products, industrial and waste products and tunnel boring equipment moved from Resource Industries to the All Other operating segments. The responsibility for select work tools was moved from Resource Industries to Construction Industries, and the responsibility for administration of three wholly-owned dealers in Japan moved from Construction Industries to the All Other operating segments. In addition, restructuring costs in 2013 were included in operating segments and are now a reconciling item between Segment profit and Consolidated profit before taxes. The segment information for 2013 has been retrospectively adjusted to conform to the 2014 presentation.

B.	Description of segments

We have seven operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segments:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for an integrated manufacturing cost center. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, select work tools, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. In addition, segment profit includes the impact from divestiture of portions of the Bucyrus distribution business. Inter-segment sales are a source of revenue for this segment.

Energy & Transportation (formerly Power Systems):  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, remanufacturing, leasing, and service of diesel-electric locomotives and components and other rail-related products and services. Inter-segment sales are a source of revenue for this segment.

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

All Other operating segments:  Primarily includes activities such as: the remanufacturing of Cat® engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Cat products, paving products, forestry products, industrial and waste products, and tunnel boring equipment; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; parts distribution; distribution services responsible for dealer development and administration including three wholly-owned dealers in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. Results for the All Other operating segments are included as a reconciling item between reportable segments and consolidated external reporting.

C.	Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•
Machinery, Energy & Transportation segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable, and customer advances.  Liabilities other than accounts payable and customer advances are generally managed at the corporate level and are not included in segment operations.  Financial Products Segment assets generally include all categories of assets.

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

•
The present value of future lease payments for certain Machinery, Energy & Transportation operating leases is included in segment assets.  The estimated financing component of the lease payments is excluded.

•
Currency exposures for Machinery, Energy & Transportation are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment profit.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting are recorded as a methodology difference.

•
Postretirement benefit expenses are split; segments are generally responsible for service and prior service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•
Machinery, Energy & Transportation segment profit is determined on a pretax basis and excludes interest expense, gains and losses on interest rate swaps and other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 30 to 34 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee severance and long-lived asset impairments. A table, Reconciliation of Restructuring Costs on page 32, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 19 for more information.

•	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

•	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments
Three Months Ended March 31,
(Millions of dollars)
	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$5,064	$75	$5,139	$134	$688	$7,061	$64
Resource Industries	2,123	113	2,236	173	149	10,141	24
Energy & Transportation	4,776	550	5,326	156	827	8,346	76
Machinery, Energy & Transportation	$11,963	$738	$12,701	$463	$1,664	$25,548	$164
Financial Products Segment	817	—	817	219	240	37,415	269
Total	$12,780	$738	$13,518	$682	$1,904	$62,963	$433

	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,219	$99	$4,318	$115	$228	$7,607	$100
Resource Industries	3,353	128	3,481	164	459	10,389	100
Energy & Transportation	4,405	396	4,801	151	591	8,492	104
Machinery, Energy & Transportation	$11,977	$623	$12,600	$430	$1,278	$26,488	$304
Financial Products Segment	795	—	795	180	273	36,980	320
Total	$12,772	$623	$13,395	$610	$1,551	$63,468	$624

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2014
Total external sales and revenues from reportable segments	$11,963	$817	$—		$12,780
All Other operating segments	554	—	—		554
Other	(24)	14	(83)	[1]	(93)
Total sales and revenues	$12,493	$831	$(83)		$13,241

Three Months Ended March 31, 2013
Total external sales and revenues from reportable segments	$11,977	$795	$—		$12,772
All Other operating segments	517	—	—		517
Other	(10)	19	(88)	[1]	(79)
Total sales and revenues	$12,484	$814	$(88)		$13,210
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2014
Total profit from reportable segments	$1,664	$240	$1,904
All Other operating segments	235	—	235
Cost centers	52	—	52
Corporate costs	(366)	—	(366)
Timing	(41)	—	(41)
Restructuring costs	(149)	—	(149)
Methodology differences:
Inventory/cost of sales	14	—	14
Postretirement benefit expense	(102)	—	(102)
Financing costs	(114)	—	(114)
Equity in (profit) loss of unconsolidated affiliated companies	(1)	—	(1)
Currency	(26)	—	(26)
Other income/expense methodology differences	(60)	—	(60)
Other methodology differences	(4)	—	(4)
Total consolidated profit before taxes	$1,102	$240	$1,342

Three Months Ended March 31, 2013
Total profit from reportable segments	$1,278	$273	$1,551
All Other operating segments	205	—	205
Cost centers	40	—	40
Corporate costs	(350)	—	(350)
Timing	54	—	54
Restructuring costs	(7)	—	(7)
Methodology differences:
Inventory/cost of sales	(36)	—	(36)
Postretirement benefit expense	(165)	—	(165)
Financing costs	(124)	—	(124)
Equity in (profit) loss of unconsolidated affiliated companies	(1)	—	(1)
Currency	15	—	15
Other income/expense methodology differences	(52)	—	(52)
Other methodology differences	(20)	17	(3)
Total consolidated profit before taxes	$837	$290	$1,127

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended March 31, 2014
Construction Industries	$688	$(131)	$557
Resource Industries	149	(11)	138
Energy & Transportation	827	(3)	824
Financial Products Segment	240	—	240
All Other operating segments	235	(4)	231
Total	$2,139	$(149)	$1,990

Three Months Ended March 31, 2013
Construction Industries	$228	$(2)	$226
Resource Industries	459	(2)	457
Energy & Transportation	591	(2)	589
Financial Products Segment	273	—	273
All Other operating segments	205	(1)	204
Total	$1,756	$(7)	$1,749

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2014
Total assets from reportable segments	$25,548	$37,415	$—	$62,963
All Other operating segments	2,717	—	—	2,717
Items not included in segment assets:
Cash and short-term investments	4,057	—	—	4,057
Intercompany receivables	1,223	—	(1,223)	—
Investment in Financial Products	4,919	—	(4,919)	—
Deferred income taxes	2,434	—	(488)	1,946
Goodwill and intangible assets	3,881	—	—	3,881
Property, plant and equipment – net and other assets	1,298	—	—	1,298
Operating lease methodology difference	(191)	—	—	(191)
Liabilities included in segment assets	10,523	—	—	10,523
Inventory methodology differences	(2,544)	—	—	(2,544)
Other	(95)	(74)	(84)	(253)
Total assets	$53,770	$37,341	$(6,714)	$84,397

December 31, 2013
Total assets from reportable segments	$26,488	$36,980	$—	$63,468
All Other operating segments	2,973	—	—	2,973
Items not included in segment assets:
Cash and short-term investments	4,597	—	—	4,597
Intercompany receivables	1,219	—	(1,219)	—
Investment in Financial Products	4,798	—	(4,798)	—
Deferred income taxes	2,541	—	(525)	2,016
Goodwill and intangible assets	3,582	—	—	3,582
Property, plant and equipment – net and other assets	1,175	—	—	1,175
Operating lease methodology difference	(273)	—	—	(273)
Liabilities included in segment assets	10,357	—	—	10,357
Inventory methodology differences	(2,539)	—	—	(2,539)
Other	(214)	(135)	(111)	(460)
Total assets	$54,704	$36,845	$(6,653)	$84,896

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2014
Total depreciation and amortization from reportable segments	$463	$219	$682
Items not included in segment depreciation and amortization:
All Other operating segments	66	—	66
Cost centers	37	—	37
Other	(10)	6	(4)
Total depreciation and amortization	$556	$225	$781

Three Months Ended March 31, 2013
Total depreciation and amortization from reportable segments	$430	$180	$610
Items not included in segment depreciation and amortization:
All Other operating segments	79	—	79
Cost centers	36	—	36
Other	(7)	5	(2)
Total depreciation and amortization	$538	$185	$723

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2014
Total capital expenditures from reportable segments	$164	$269	$—	$433
Items not included in segment capital expenditures:
All Other operating segments	38	—	—	38
Cost centers	21	—	—	21
Timing	267	—	—	267
Other	(21)	24	(23)	(20)
Total capital expenditures	$469	$293	$(23)	$739

Three Months Ended March 31, 2013
Total capital expenditures from reportable segments	$304	$320	$—	$624
Items not included in segment capital expenditures:
All Other operating segments	64	—	—	64
Cost centers	35	—	—	35
Timing	534	—	—	534
Other	(24)	16	(17)	(25)
Total capital expenditures	$913	$336	$(17)	$1,232

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

During the second quarter of 2013, Cat Financial changed the classification of certain loans and finance leases previously reported as impaired. While these loans and finance leases had been incorrectly reported as impaired, the related allowance for these loans and finance leases was appropriately measured; therefore, this change had no impact on the allowance for credit losses. The impact of incorrectly reporting these loans and finance leases as impaired was not considered material to previously issued financial statements; however, prior period impaired loan and finance lease balances have been revised.

There were no impaired loans or finance leases as of March 31, 2014 or December 31, 2013, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three months ended March 31, 2014 and 2013.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

	March 31, 2014			December 31, 2013
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$24	$23	$—	$23	$22	$—
Europe	47	47	—	48	47	—
Asia Pacific	5	5	—	7	7	—
Mining	133	133	—	134	134	—
Latin America	37	37	—	11	11	—
Caterpillar Power Finance	156	156	—	223	222	—
Total	$402	$401	$—	$446	$443	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$8	$8	$3	$13	$13	$4
Europe	17	16	6	20	19	7
Asia Pacific	11	11	3	16	16	2
Mining	32	32	12	—	—	—
Latin America	28	28	8	23	23	6
Caterpillar Power Finance	55	54	18	110	106	51
Total	$151	$149	$50	$182	$177	$70

Total Impaired Loans and Finance Leases
Customer
North America	$32	$31	$3	$36	$35	$4
Europe	64	63	6	68	66	7
Asia Pacific	16	16	3	23	23	2
Mining	165	165	12	134	134	—
Latin America	65	65	8	34	34	6
Caterpillar Power Finance	211	210	18	333	328	51
Total	$553	$550	$50	$628	$620	$70

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$25	$1	$28	$1
Europe	48	—	45	—
Asia Pacific	6	—	4	—
Mining	134	2	—	—
Latin America	17	—	9	—
Caterpillar Power Finance	205	2	285	—
Total	$435	$5	$371	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$24	$—
Europe	19	—	34	—
Asia Pacific	14	—	26	1
Mining	24	—	19	—
Latin America	24	—	52	1
Caterpillar Power Finance	82	1	128	—
Total	$173	$1	$283	$2

Total Impaired Loans and Finance Leases
Customer
North America	$35	$1	$52	$1
Europe	67	—	79	—
Asia Pacific	20	—	30	1
Mining	158	2	19	—
Latin America	41	—	61	1
Caterpillar Power Finance	287	3	413	—
Total	$608	$6	$654	$3

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

As of March 31, 2014 and December 31, 2013, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2014	December 31, 2013
Customer
North America	$29	$26
Europe	31	28
Asia Pacific	57	50
Mining	21	23
Latin America	165	179
Caterpillar Power Finance	82	119
Total	$385	$425

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	March 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$38	$14	$30	$82	$6,620	$6,702	$1
Europe	31	19	35	85	2,786	2,871	6
Asia Pacific	54	28	91	173	2,680	2,853	35
Mining	—	—	11	11	2,193	2,204	—
Latin America	85	39	143	267	2,598	2,865	4
Caterpillar Power Finance	27	19	102	148	2,960	3,108	24
Dealer
North America	—	—	—	—	2,312	2,312	—
Europe	—	—	—	—	157	157	—
Asia Pacific	—	—	—	—	600	600	—
Latin America	—	—	—	—	734	734	—
Total	$235	$119	$412	$766	$23,640	$24,406	$70

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,508	$6,581	$—
Europe	26	15	29	70	2,805	2,875	6
Asia Pacific	54	23	59	136	2,752	2,888	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	165	244	2,474	2,718	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	2,283	2,283	—
Europe	—	—	—	—	150	150	—
Asia Pacific	—	—	—	—	583	583	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	748	748	—
Total	$229	$105	$349	$683	$23,378	$24,061	$22

Allowance for credit loss activity
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$365	$10	$375
Receivables written off	(52)	—	(52)
Recoveries on receivables previously written off	14	—	14
Provision for credit losses	32	—	32
Balance at end of period	$359	$10	$369

Individually evaluated for impairment	$50	$—	$50
Collectively evaluated for impairment	309	10	319
Ending Balance	$359	$10	$369

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$553	$—	$553
Collectively evaluated for impairment	20,050	3,803	23,853
Ending Balance	$20,603	$3,803	$24,406

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$414	$9	$423
Receivables written off	(179)	—	(179)
Recoveries on receivables previously written off	56	—	56
Provision for credit losses	83	1	84
Other	(9)	—	(9)
Balance at end of year	$365	$10	$375

Individually evaluated for impairment	$70	$—	$70
Collectively evaluated for impairment	295	10	305
Ending Balance	$365	$10	$375

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$628	$—	$628
Collectively evaluated for impairment	19,668	3,765	23,433
Ending Balance	$20,296	$3,765	$24,061

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables.

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2014			December 31, 2013
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$6,673	$2,312	$8,985	$6,555	$2,283	$8,838
Europe	2,840	157	2,997	2,847	150	2,997
Asia Pacific	2,796	600	3,396	2,838	583	3,421
Mining	2,183	—	2,183	2,120	1	2,121
Latin America	2,700	734	3,434	2,539	748	3,287
Caterpillar Power Finance	3,026	—	3,026	2,972	—	2,972
Total Performing	$20,218	$3,803	$24,021	$19,871	$3,765	$23,636

Non-Performing
North America	$29	$—	$29	$26	$—	$26
Europe	31	—	31	28	—	28
Asia Pacific	57	—	57	50	—	50
Mining	21	—	21	23	—	23
Latin America	165	—	165	179	—	179
Caterpillar Power Finance	82	—	82	119	—	119
Total Non-Performing	$385	$—	$385	$425	$—	$425

Performing & Non-Performing
North America	$6,702	$2,312	$9,014	$6,581	$2,283	$8,864
Europe	2,871	157	3,028	2,875	150	3,025
Asia Pacific	2,853	600	3,453	2,888	583	3,471
Mining	2,204	—	2,204	2,143	1	2,144
Latin America	2,865	734	3,599	2,718	748	3,466
Caterpillar Power Finance	3,108	—	3,108	3,091	—	3,091
Total	$20,603	$3,803	$24,406	$20,296	$3,765	$24,061

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs.

There were no loans or finance lease receivables modified as TDRs during the three months ended March 31, 2014 or 2013 for the Dealer portfolio segment.

Loan and finance lease receivables in the Customer portfolio segment modified as TDRs during the three months ended March 31, 2014 and 2013, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	3	$2	$2	10	$2	$2
Europe	3	5	5	—	—	—
Mining	1	11	10	—	—	—
Latin America	1	29	28	—	—	—
Caterpillar Power Finance [1]	1	1	1	4	36	37
Total [2]	9	$48	$46	14	$38	$39

[1]
During the three months ended March 31, 2014, there were no additional funds subsequently loaned to a borrower whose terms had been modified in a TDR. During the three months ended March 31, 2013, $5 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $5 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the period presented.  At March 31, 2014, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $3 million.

[2]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	7	$1	8	$2
Europe	7	1	—	—
Caterpillar Power Finance	—	—	2	3
Total	14	$2	10	$5

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

Available-for-sale securities
Our available-for-sale securities, primarily at Insurance Services, include a mix of equity and debt instruments (see Note 8 for additional information).  Fair values for our U.S. treasury bonds and equity securities are based upon valuations for identical instruments in active markets.  Fair values for other government bonds, corporate bonds and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2014 and December 31, 2013 are summarized below:

(Millions of dollars)	March 31, 2014
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	118	—	118
Corporate bonds
Corporate bonds	—	651	—	651
Asset-backed securities	—	77	—	77
Mortgage-backed debt securities
U.S. governmental agency	—	326	—	326
Residential	—	18	—	18
Commercial	—	76	—	76
Equity securities
Large capitalization value	238	—	—	238
Smaller company growth	48	—	—	48
Total available-for-sale securities	296	1,266	—	1,562
Derivative financial instruments, net	—	97	—	97
Total Assets	$296	$1,363	$—	$1,659
Liabilities
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$—	$13	$13

(Millions of dollars)	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	120	—	120
Corporate bonds
Corporate bonds	—	633	—	633
Asset-backed securities	—	72	—	72
Mortgage-backed debt securities
U.S. governmental agency	—	321	—	321
Residential	—	18	—	18
Commercial	—	93	—	93
Equity securities
Large capitalization value	254	—	—	254
Smaller company growth	49	—	—	49
Total available-for-sale securities	313	1,257	—	1,570
Derivative financial instruments, net	—	161	—	161
Total Assets	$313	$1,418	$—	$1,731
Liabilities
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$—	$13	$13

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2014 and 2013.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2013	$13
Issuance of guarantees	—
Expiration of guarantees	—
Balance at March 31, 2014	$13

Balance at December 31, 2012	$14
Issuance of guarantees	5
Expiration of guarantees	(3)
Balance at March 31, 2013	$16

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $75 million and $81 million as of March 31, 2014 and December 31, 2013, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	March 31, 2014		December 31, 2013
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$5,345	$5,345	$6,081	$6,081	1
Restricted cash and short-term investments	86	86	53	53	1
Available-for-sale securities	1,562	1,562	1,570	1,570	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	16,394	16,113	16,049	15,913	2	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,428	1,361	1,529	1,467	2	Note 16
Foreign currency contracts – net	34	34	45	45	2	Note 4
Interest rate swaps – net	64	64	116	116	2	Note 4

Liabilities
Short-term borrowings	4,515	4,515	3,679	3,679	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	8,757	10,136	8,759	9,905	2
Financial Products	24,819	25,399	25,312	25,849	2
Commodity contracts – net	1	1	—	—	2	Note 4
Guarantees	13	13	13	13	3	Note 10

[1]	Total excluded items have a net carrying value at March 31, 2014 and December 31, 2013 of $8,093 million and $8,053 million, respectively.

18.                         Divestitures and Assets Held for Sale
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

We completed three sale transactions during the first quarter 2014 whereby we sold portions of the Bucyrus distribution business to Caterpillar dealers for an aggregate price of $17 million. For the first three months of 2014, after-tax profit was unfavorably impacted by $6 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $1 million of income related to the sales transactions (included in Other operating (income) expenses), costs incurred related to the Bucyrus distribution divestiture activities of $11 million (included in Selling, general and administrative expenses) and an income tax benefit of $4 million.

Assets sold in the first three months of 2014 primarily consisted of customer relationship intangibles of $16 million and allocated goodwill of $5 million related to the divested portions of the Bucyrus distribution business.

As of March 31, 2014, eight divestiture transactions were classified as held for sale and are expected to close in 2014. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

The major classes of assets held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	March 31, 2014	December 31, 2013

Inventories	$14	$14
Current assets	$14	$14

Property, plant and equipment – net	$5	$5
Intangible assets	33	44
Goodwill	45	45
Non-current assets	$83	$94

19.                              Restructuring Costs

For the three months ended March 31, 2014, we recognized $149 million of restructuring costs in Other operating (income) expenses in the Consolidated Statement of Results of Operations, which included $142 million of employee separation costs and $7 million of long-lived asset impairments. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium facility. For the three months ended March 31, 2013, we recognized $7 million of restructuring costs, all of which related to employee separation costs.

Restructuring costs for the year ended December 31, 2013 were $200 million and were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations. The 2013 restructuring costs included $151 million of employee separation costs, $41 million of long-lived asset impairments and $8 million of other restructuring costs. The most significant charges in 2013 were for the restructuring of management and support functions and the closure or downsizing of several facilities related to our mining business.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

Our accounting for separations was dependent upon how the particular program was designed. For voluntary programs, eligible separation costs were recognized at the time of employee acceptance. For involuntary programs, eligible costs were recognized when management had approved the program, the affected employees had been properly notified and the costs were estimable.

The following table summarizes the 2013 and 2014 employee separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	151
Reduction in liability (payments and other adjustments)	(91)
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	142
Reduction in liability (payments and other adjustments)	(37)
Liability balance at March 31, 2014	$194

The remaining liability balances as of March 31, 2014 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium facility. This restructuring plan is designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action will include reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. We expect to recognize substantially all of these separation-related charges throughout 2014. For the three months ended March 31, 2014, we recognized $128 million of employee separation costs relating to this restructuring plan. The majority of these costs will be paid throughout the remainder of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First-quarter 2014 sales and revenues were $13.241 billion, compared with sales and revenues of $13.210 billion in the first quarter of 2013. Profit per share for the first quarter of 2014 was $1.44, a 10 percent increase from first-quarter 2013 profit per share of $1.31. Profit was $922 million in the quarter, an increase of 5 percent from $880 million in the first quarter of 2013.

 Highlights for the first quarter of 2014 include:

▪
First-quarter sales and revenues of $13.241 billion were about flat with the first quarter of 2013. Increases in Construction Industries and Energy & Transportation were offset by declines in Resource Industries.

▪	Restructuring costs were $149 million in the first quarter of 2014 with an after-tax impact of $0.17 per share.

▪	Profit per share was $1.44 in the first quarter of 2014 and excluding restructuring costs of $0.17 per share was $1.61 per share. Profit in the first quarter of 2013 was $1.31 per share.

▪	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.878 billion in the first quarter of 2014, compared with $1.089 billion in the first quarter of 2013.

▪	ME&T debt-to-capital ratio was 30.2 percent compared with 29.7 percent at the end of 2013.

▪	The company repurchased $1.7 billion of Caterpillar common stock in the first quarter of 2014.

Notes:

•	Glossary of terms is included on pages 56-58; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 67.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2013 (at left) and the first quarter of 2014 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $13.241 billion in the first quarter of 2014, about flat with the first quarter of 2013. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reasons for the change: Sales volume increased $156 million due to higher volume in Construction Industries and Energy & Transportation, partially offset by lower volume in Resource Industries. The sales volume increase was partially offset by an unfavorable currency impact of $143 million primarily due to the Japanese yen and Brazilian real, as sales in yen and real translated into fewer U.S. dollars.

The volume increase was primarily the result of changes in dealer machine and engine inventories, as dealers increased inventories about $700 million in the first quarter of 2014 compared to a decrease of about $800 million in the first quarter of 2013. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. This volume increase was partially offset by lower end-user demand for mining equipment in Resource Industries, as customers are continuing to reduce their capital expenditures. Aftermarket parts sales also declined primarily for mining, as we believe some companies are delaying maintenance and rebuild activities.

•
Sales by geographic region: While overall sales were about flat, sales increased in North America, were about flat in EAME and declined in Asia/Pacific and Latin America. In North America, sales increased 16 percent primarily due to the favorable impact of changes in dealer machine inventory and higher deliveries to end users. While sales were about flat in EAME, the escalation of geo-political events in the region could negatively impact trade overall and the demand for our products. Asia/Pacific declined 12 percent primarily related to lower sales in Australia, where the most significant decrease was in mining sales due to continued low demand. While sales in Asia/Pacific declined overall, sales in China, primarily in Construction Industries, increased more than 30 percent due to increased dealer deliveries to end users and the favorable impact of dealer inventory changes. Sales declined 15 percent in Latin America primarily due to lower end-user demand for mining equipment.

•
Sales by segment: Sales increases in Construction Industries and Energy & Transportation were offset by decreases in Resource Industries. Construction Industries’ sales increased 20 percent primarily due to changes in dealer inventories and increased end-user demand. Energy & Transportation’s sales were 8 percent higher primarily due to increased end-user demand and changes in dealer inventories. Resource Industries’ sales declined 37 percent, resulting primarily from weaker demand for mining products. Financial Products segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2013 (at left) and the first quarter of 2014 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the first quarter of 2014 was $1.398 billion, an increase of $180 million from the first quarter of 2013. The increase was primarily the result of lower manufacturing costs, decreased SG&A and R&D expenses and the favorable impact of currency. These favorable impacts were partially offset by higher restructuring costs of $142 million and lower sales volume. Additionally, Financial Products’ operating profit was lower primarily due to the absence of favorable reserve adjustments at Caterpillar Financial Insurance Services.
The unfavorable operating profit impact from the change in sales volume was due to an unfavorable mix of products primarily related to a decline in Resource Industries’ sales and an increase in Construction Industries’ sales, which traditionally have lower margins.
Manufacturing costs decreased $230 million. The decrease was primarily due to lower material costs, favorable changes in cost absorption resulting from an increase in inventory during the first quarter of 2014 compared to a decrease in the first quarter of 2013 and increased efficiencies resulting from higher production primarily in Construction Industries. These favorable impacts were partially offset by increased warranty expense.
Decreases in SG&A and R&D expenses were primarily due to cost reduction measures, partially offset by higher incentive compensation expense. In addition, bad debt expense was lower at Caterpillar (Zhengzhou) Ltd. SG&A and R&D expenses are expected to be higher during the remainder of 2014 as the first quarter is generally low for these costs. We expect increases throughout the year as approved programs are implemented and annual wage increases take effect.
The favorable impact of currency was mostly due to the Japanese yen. We have a sizeable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and therefore, a weaker yen provides a benefit.
First-quarter 2014 restructuring costs of $149 million were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

The first-quarter short-term incentive compensation expense related to 2014 was about $260 million, and we expect the full-year expense will be about $1.0 billion. Short-term incentive compensation expense in the first quarter of 2013 was about $120 million, and the full-year 2013 was about $545 million.
Other Profit/Loss Items

•
Other income/expense was income of $54 million compared with income of $29 million in the first quarter of 2013. The change was primarily due to the net impact from currency translation and hedging. Although both periods included unfavorable impacts from currency translation and hedging, losses were more significant in the first quarter of 2013 than in the first quarter of 2014.

•
The provision for income taxes reflects an estimated annual tax rate of 29.5 percent for both the first quarter of 2014 and 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

The provision for income taxes in the first quarter of 2014 also includes a charge of $55 million to correct for an error which resulted in an understatement of tax liabilities for prior years. This error had the effect of overstating profit by $27 million and $28 million for the years ended December 31, 2013 and 2012, respectively. These amounts are not material to the financial statements of any affected period. This charge was offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service related to 1992 through 1994 which resulted in a $16 million benefit to remeasure previously unrecognized tax benefits and a $17 million benefit to adjust related interest, net of tax. The first quarter of 2013 tax provision also included a benefit of $87 million primarily related to the U.S. research and development tax credit that was extended for 2012.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2014
Construction Industries [1]	$5,064	20%	$2,092	36%	$586	(2)%	$1,144	20%	$1,242	10%
Resource Industries [2]	2,123	(37)%	725	(14)%	402	(44)%	532	(39)%	464	(50)%
Energy & Transportation [3]	4,776	8%	2,082	15%	471	11%	1,329	8%	894	(4)%
All Other Segments [4]	554	7%	337	1%	55	12%	103	21%	59	23%
Corporate Items and Eliminations	(24)	—	(17)		(2)		(3)		(2)
Machinery, Energy & Transportation Sales	12,493	—%	5,219	16%	1,512	(15)%	3,105	(1)%	2,657	(12)%

Financial Products Segment	817	3%	437	8%	109	(1)%	131	5%	140	(11)%
Corporate Items and Eliminations	(69)		(39)		(11)		(6)		(13)
Financial Products Revenues	748	3%	398	9%	98	(6)%	125	5%	127	(7)%

Consolidated Sales and Revenues	$13,241	—%	$5,617	15%	$1,610	(15)%	$3,230	(1)%	$2,784	(12)%

First Quarter 2013
Construction Industries [1]	$4,219		$1,540		$596		$956		$1,127
Resource Industries [2]	3,353		839		717		867		930
Energy & Transportation [3]	4,405		1,815		425		1,236		929
All Other Segments [4]	517		335		49		85		48
Corporate Items and Eliminations	(10)		(12)		—		1		1
Machinery, Energy & Transportation Sales	12,484		4,517		1,787		3,145		3,035

Financial Products Segment	795		403		110		125		157
Corporate Items and Eliminations	(69)		(37)		(6)		(6)		(20)
Financial Products Revenues	726		366		104		119		137

Consolidated Sales and Revenues	$13,210		$4,883		$1,891		$3,264		$3,172

[1]	Does not include inter-segment sales of $75 million and $99 million in first quarter 2014 and 2013, respectively.

[2]	Does not include inter-segment sales of $113 million and $128 million in first quarter 2014 and 2013, respectively.

[3]	Does not include inter-segment sales of $550 million and $396 million in first quarter 2014 and 2013, respectively.

[4]	Does not include inter-segment sales of $832 million and $803 million in first quarter 2014 and 2013, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2013	Sales Volume	Price Realization	Currency	Other	First Quarter 2014	$ Change	% Change

Construction Industries	$4,219	$982	$(17)	$(120)	$—	$5,064	$845	20%
Resource Industries	3,353	(1,190)	(21)	(19)	—	2,123	(1,230)	(37)%
Energy & Transportation	4,405	341	32	(2)	—	4,776	371	8%
All Other Segments	517	37	3	(3)	—	554	37	7%
Corporate Items and Eliminations	(10)	(14)	(1)	1	—	(24)	(14)
Machinery, Energy & Transportation Sales	12,484	156	(4)	(143)	—	12,493	9	—%

Financial Products Segment	795	—	—	—	22	817	22	3%
Corporate Items and Eliminations	(69)	—	—	—	—	(69)	—
Financial Products Revenues	726	—	—	—	22	748	22	3%

Consolidated Sales and Revenues	$13,210	$156	$(4)	$(143)	$22	$13,241	$31	—%

Operating Profit by Segment
(Millions of dollars)	First Quarter 2014	First Quarter 2013	$ Change	% Change
Construction Industries	$688	$228	$460	202%
Resource Industries	149	459	(310)	(68)%
Energy & Transportation	827	591	236	40%
All Other Segments	235	205	30	15%
Corporate Items and Eliminations	(660)	(480)	(180)
Machinery, Energy & Transportation	1,239	1,003	236	24%

Financial Products Segment	240	273	(33)	(12)%
Corporate Items and Eliminations	(15)	9	(24)
Financial Products	225	282	(57)	(20)%
Consolidating Adjustments	(66)	(67)	1
Consolidated Operating Profit	$1,398	$1,218	$180	15%

Construction Industries
Construction Industries’ sales were $5.064 billion in the first quarter of 2014, an increase of $845 million, or 20 percent, from the first quarter of 2013. The sales increase was due to higher sales volume, partially offset by the unfavorable impact of currency. Price realization was slightly unfavorable primarily due to continuing sales from a large government order in Brazil. Sales of new equipment increased, and sales of aftermarket parts were about flat.

•
The increase in sales volume was primarily related to changes in dealer inventories. Dealer inventories increased in the first quarter of 2014 in anticipation of seasonal increases in end-user demand and were about flat in the first quarter of 2013. Additionally, deliveries to end users increased in all regions except EAME.

•	The unfavorable currency impact was primarily from a weaker Japanese yen and Brazilian real, as sales in yen and real translated into fewer U.S. dollars.
Sales increased in all geographic regions except Latin America where they were about flat.

•
In North America, higher sales were primarily due to the impact of dealer inventory changes, as dealers increased inventory more in the first quarter of 2014 than in the first quarter of 2013. The remaining sales increase was primarily due to higher end-user demand resulting from an increase in construction-related spending in the United States. Although still below prior peaks, construction-related spending continues to improve.

•
In EAME, higher sales were primarily due to the impact of dealer inventory changes. Dealer-reported machine inventory increased in the first quarter of 2014 and was about flat during the first quarter of 2013. This increase was partially offset by lower dealer deliveries to end users as political unrest in several countries in the region, including Saudi Arabia and Turkey, was unfavorable to demand.

•
In Asia/Pacific, the sales increase was primarily in China due to both increased dealer deliveries to end users due to increased building and infrastructure investment and the favorable impact of dealer inventory changes. These items were partially offset by unfavorable currency impacts primarily from the weaker Japanese yen.

Construction Industries’ profit was $688 million in the first quarter of 2014, compared with $228 million in the first quarter of 2013. The increase in profit was primarily due to higher sales volume, favorable manufacturing costs and the favorable impact of currency primarily due to the Japanese yen. Manufacturing costs improved primarily due to favorable changes in cost absorption resulting from a significantly larger decrease in inventory during the first quarter of 2013 than in the first quarter of 2014. In addition, higher production volumes resulted in increased efficiencies. SG&A and R&D expenses were about flat despite the increase in sales volume. SG&A and R&D expenses are expected to be higher during the remainder of 2014 as the first quarter is generally low for these costs. We expect increases throughout the year as approved programs are implemented and annual wage increases take effect.
While margins on Construction Industries' sales in the first quarter of 2014 were strong, lower margins are expected on Construction Industries' sales for the remainder of 2014 due to unfavorable product mix resulting from increased sales of smaller, lower margin equipment and seasonally higher costs.
Resource Industries
Resource Industries’ sales were $2.123 billion in the first quarter of 2014, a decrease of $1.230 billion, or 37 percent, from the first quarter of 2013 - nearly all from lower sales volume. Price realization was slightly unfavorable primarily due to discounting on one project. The sales volume decline was primarily due to lower end-user demand across all geographic regions. Aftermarket part sales also declined world-wide, as we believe some companies are delaying maintenance and rebuild activities. The declines from the first quarter of 2013 were partially offset by favorable changes in dealer machine inventory. While dealers continued to reduce machine inventories worldwide during the first quarter of 2014, the reductions were much less significant than during the first quarter of 2013. Although prices of most mined commodities remained above investment thresholds and mine production has improved, customers in all geographic regions have reduced spending across the mining industry. We believe that mining companies are increasing productivity at existing mines, rather than investing in expansions or new mine openings, which results in lower demand for our mining products. New orders for mining equipment continued to be weak in the quarter.
Resource Industries’ profit was $149 million in the first quarter of 2014 compared with $459 million in the first quarter of 2013. The decrease was primarily the result of lower sales volume, partially offset by a decline in manufacturing costs and SG&A and R&D expenses.
The decrease in manufacturing costs was primarily driven by favorable changes in cost absorption resulting from a relatively small increase in inventory during the first quarter of 2014, compared with a relatively small decrease in inventory during the first quarter of 2013, lower period manufacturing costs resulting from cost cutting measures and favorable material costs.
SG&A and R&D expenses were lower primarily due to cost cutting measures implemented in response to lower volumes, including decreased spending for new product introduction programs. In addition, bad debt expense was lower at Caterpillar (Zhengzhou) Ltd.
Energy & Transportation
Energy & Transportation’s sales were $4.776 billion in the first quarter of 2014, an increase of $371 million, or 8 percent, from the first quarter of 2013. The sales increase was primarily due to higher sales into power generation, oil and gas and industrial applications. Sales into transportation applications were about flat.

•
Sales into power generation applications increased across all regions except EAME, where they were about flat. The higher sales were mostly due to increased end-user demand for prime applications resulting from strengthening economic conditions.

•
Sales into oil and gas applications increased in all regions except Asia/Pacific. In North America, higher sales were primarily the result of increased demand for drilling and well servicing and favorable changes in dealer inventory for oil and gas applications. Sales increased in EAME due to the timing of large projects. Sales in Latin America were slightly higher due to favorable changes in dealer inventory. The decline in sales in Asia/Pacific was primarily due to the timing of large projects, partially offset by increased sales resulting from favorable dealer inventory changes.

•
Sales into industrial applications increased in all regions except Latin America where they were about flat. The increase in sales was primarily due to higher demand for engines used by original equipment manufacturers.

Energy & Transportation’s profit was $827 million in the first quarter of 2014 compared with $591 million in the first quarter of 2013. The increase was primarily due to higher sales volume and lower manufacturing costs. The decrease in manufacturing costs was primarily driven by lower losses on a power-generation project in EAME and lower material costs, partially offset by increased incentive compensation.

Financial Products Segment
Financial Products’ revenues were $817 million, an increase of $22 million, or 3 percent, from the first quarter of 2013. The increase was primarily due to the favorable impact from higher average earning assets in North America and EAME, partially offset by decreases in Asia/Pacific.
Financial Products’ profit was $240 million in the first quarter of 2014, compared with $273 million in the first quarter of 2013. The decrease was primarily due to the absence of $45 million in favorable reserve adjustments in the first quarter of 2013 at Insurance Services and a $17 million increase in the provision for credit losses at Cat Financial. These decreases were partially offset by a $13 million increase in gains on sales of securities at Insurance Services and a $10 million favorable impact from higher average earning assets.
At the end of the first quarter of 2014, past dues at Cat Financial were 2.44 percent compared with 2.37 percent at the end of 2013. The slight increase in past dues compared to year-end 2013 was primarily due to seasonality impacts. At the end of the first quarter of 2013, past dues were 2.52 percent. Write-offs, net of recoveries, were $38 million for the first quarter of 2014, compared with $10 million for the first quarter of 2013. The increase was primarily related to higher write-offs in Cat Financial's Latin American marine portfolio that were previously provided for in the allowance for credit losses.
As of March 31, 2014, Cat Financial's allowance for credit losses totaled $373 million or 1.25 percent of net finance receivables, compared with $378 million or 1.30 percent of net finance receivables at year-end 2013. The allowance for credit losses as of March 31, 2013, was $429 million or 1.49 percent of net finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $675 million in the first quarter of 2014, an increase of $204 million from the first quarter of 2013. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The increase in expense from the first quarter of 2013 was primarily due to restructuring costs, unfavorable timing differences and the unfavorable impact of currency. Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. These unfavorable items were partially offset by decreased retirement benefit costs.

RESTRUCTURING COSTS

For the three months ended March 31, 2014, we recognized $149 million of restructuring costs, which included $142 million of employee separation costs and $7 million of long-lived asset impairments. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium facility. For the three months ended March 31, 2013, we recognized $7 million of restructuring costs, all of which related to employee separation costs.

Restructuring costs for the year ended December 31, 2013 were $200 million and included $151 million of employee separation costs, $41 million of long-lived asset impairments and $8 million of other restructuring costs. The most significant costs in 2013 were for the restructuring of management and support functions and the closure or downsizing of several facilities related to our mining business.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2013 and 2014 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	151
Reduction in liability (payments and other adjustments)	(91)
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	142
Reduction in liability (payments and other adjustments)	(37)
Liability balance at March 31, 2014	$194

The remaining liability balances as of March 31, 2014 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium facility. This restructuring plan is designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action will include reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. We expect to recognize substantially all of these separation-related charges throughout 2014. For the three months ended March 31, 2014, we recognized $128 million of employee separation costs relating to this restructuring plan. The majority of these costs will be paid throughout the remainder of 2014.

For the full year, we expect total restructuring costs of about $400 to $500 million. Excluding charges related to our Belgium facility, restructuring costs are anticipated to be about $100 to $200 million and are for a wide range of actions across the company that are part of our ongoing efforts to optimize our cost structure and improve the efficiency of our operations.

GLOSSARY OF TERMS

1.
All Other Segments - Primarily includes activities such as: the remanufacturing of Cat® engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Cat products, paving products, forestry products, industrial and waste products and tunnel boring equipment; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; parts distribution; distribution services responsible for dealer development and administration including three wholly-owned dealers in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts.

2.
Caterpillar (Zhengzhou) Ltd. - A wholly-owned subsidiary (formerly known as Siwei) which primarily designs, manufactures, sells and supports underground coal mining equipment in China and is included in our Resource Industries segment.

3.	Consolidating Adjustments - Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

4.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for an integrated manufacturing cost center.

5.
Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results.

6.
Debt-to-Capital Ratio - A key measure of Machinery, Energy & Transportation’s financial strength used by both management and our credit rating agencies. The metric is defined as Machinery, Energy & Transportation’s short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of Machinery, Energy & Transportation’s debt and stockholders’ equity. Debt also includes Machinery, Energy & Transportation’s borrowings from Financial Products.

7.	EAME - A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

8.	Earning Assets - Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

9.
Energy & Transportation (formerly Power Systems) - A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, remanufacturing, leasing, and service of diesel-electric locomotives and components and other rail-related products and services.

10.
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

12.
Machinery, Energy & Transportation (ME&T) - Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other Segments and related corporate items and eliminations.

13.
Machinery, Energy & Transportation Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges and legal settlements. Restructuring costs, which are classified as other operating expenses on the Results of Operations, are presented separately on the Operating Profit Comparison.

14.
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

16.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, select work tools, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. In addition, segment profit includes the impact from divestiture of portions of the Bucyrus distribution business.

17.	Restructuring Costs - Primarily costs for employee severance and long-lived asset impairments.

18.
Sales Volume - With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental revenue impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first quarter of 2014, we experienced favorable liquidity conditions globally in both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the first quarter of 2014 with $5.35 billion of cash, a decrease of $736 million from year-end 2013. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $3.8 billion held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.

Consolidated operating cash flow for the first quarter of 2014 was $1.90 billion, up from $1.42 billion for the same period a year ago. The increase was primarily due to lower short-term incentive compensation payments in 2014, favorable changes in accounts payable (primarily due to increased material purchases) and higher customer advances. In addition, although profit was about the same as the first quarter of 2013, the first quarter of 2014 included higher accruals for restructuring costs and short-term incentive compensation. Offsetting these items were unfavorable changes in inventory and receivables. Inventory increased in the first quarter of 2014 while during the same period of 2013, inventory decreased to align with lower demand levels. Receivables increased slightly during the first quarter of 2014 whereas during the same period of 2013, receivables declined. See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.

Total debt as of March 31, 2014 was $38.09 billion, an increase of $341 million from year-end 2013. Debt related to Financial Products increased $341 million, reflecting increasing portfolio balances. Debt related to Machinery, Energy & Transportation was unchanged from year-end 2013.

We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of March 31, 2014 was $2.75 billion. Our three Global Credit Facilities are:

•	The 364-day facility of $3.00 billion (of which $0.82 billion is available to Machinery, Energy & Transportation) expires in September 2014.

•	The 2010 four-year facility, as amended in September 2013, of $2.60 billion (of which $0.72 billion is available to Machinery, Energy & Transportation) expires in September 2016.

•	The 2011 five-year facility, as amended in September 2013, of $4.40 billion (of which $1.21 billion is available to Machinery, Energy & Transportation) expires in September 2018.

At March 31, 2014, Caterpillar's consolidated net worth was $24.44 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2014, Cat Financial's covenant interest coverage ratio was 2.00 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2014, Cat Financial's covenant leverage ratio was 7.92 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2014, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of March 31, 2014 were:

	March 31, 2014
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,000	$2,750	$7,250
Other external	4,803	234	4,569
Total credit lines available	14,803	2,984	11,819
Less: Commercial paper outstanding	(3,289)	—	(3,289)
Less: Utilized credit	(2,140)	(18)	(2,122)
Available credit	$9,374	$2,966	$6,408

The other external consolidated credit lines with banks as of March 31, 2014 totaled $4.80 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, our Machinery, Energy & Transportation's operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products' operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation
Net cash provided by operating activities was $1.88 billion in the first quarter of 2014, compared with $1.09 billion for the same period in 2013. The increase was primarily due to lower short-term incentive compensation payments in 2014, favorable changes in accounts payable (primarily due to increased material purchases) and higher customer advances. In addition, although profit was about the same as the first quarter of 2013, the first quarter of 2014 included higher accruals for restructuring costs and short-term incentive compensation. Offsetting these items was a change in inventory, as inventory increased in the first quarter of 2014 while during the same period of 2013, inventory decreased to align with demand levels.
Net cash used for investing activities in the first quarter of 2014 was $420 million, compared with $822 million for the same period in 2013. The change was due to lower capital expenditures during the first quarter of 2014 compared to the same period a year ago. Net cash used for financing activities in the first quarter of 2014 was $1.97 billion, compared with net cash provided by financing activities of $36 million in the first quarter of 2013. The change was primarily due to the repurchase of $1.74 billion of Caterpillar common stock in first quarter of 2014 and the absence of a dividend payment in the first quarter of 2013. The first quarter dividend payment for 2013 was accelerated into the fourth quarter of 2012.
Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock.

Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by both management and our credit rating agencies is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 30.2 percent at March 31, 2014, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was 29.7 percent at December 31, 2013. The increase in the debt-to-capital ratio was primarily due to the $1.74 billion Caterpillar common stock repurchase.

Capital to support growth – Capital expenditures were $469 million during the first quarter of 2014, compared to $913 million for the same period in 2013. We expect capital expenditures for 2014 will be slightly lower than 2013 capital expenditures of $2.6 billion.

Appropriately funded employee benefit plans – We made $279 million of contributions to our pension plans during the first quarter of 2014. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $142 million of contributions to our pension plans during the first quarter of 2013.

Paying dividends – Dividends paid totaled $383 million in the first quarter of 2014, representing 60 cents per share. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases – In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar common stock (the 2007 Authorization), and in December 2011, the 2007 Authorization was extended through December 2015. During the first quarter of 2014, we repurchased approximately $1.74 billion of Caterpillar common stock, completing the 2007 Authorization. In January 2014, the Board approved a new authorization to repurchase up to $10 billion of Caterpillar common stock, which will expire on December 31, 2018. Caterpillar's basic shares outstanding as of March 31, 2014 were approximately 624 million.

Financial Products
Financial Products' operating cash flow was $353 million in the first quarter of 2014, compared with $262 million for the same period a year ago. Net cash used for investing activities was $811 million for the first quarter of 2014, compared with $530 million for the same period in 2013. The change was primarily due to more net cash used for intercompany purchased receivables. Net cash provided by financing activities was $265 million for the first quarter of 2014, compared with $475 million for the same period in 2013. The change was primarily due to lower net debt issuances and the use of existing cash to fund Cat Financial’s investing activities.

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

Impairment of available-for-sale securities – Available-for-sale securities, primarily at Insurance Services, are reviewed at least quarterly to identify fair values below cost which may indicate that a security is impaired and should be written down to fair value.

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

The fair value of our RSUs is determined by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends are based on Caterpillar’s dividend yield at the time of grant. A decrease in the dividend yield would result in an increase in our expense.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. Actuarial gains or losses are recorded in Accumulated other comprehensive income (loss). When the unamortized actuarial gains or losses for an individual plan exceed 10 percent of the higher of the projected benefit obligation or 10 percent of market-related value of plans assets at the beginning of the year, the excess is amortized as a component of net periodic benefit cost using the straight-line method. The amortization period is generally the average remaining service period of active employees expected to receive benefits from the plan. For plans in which all or almost all of the plan’s participants are inactive, actuarial gains or losses are amortized over the remaining life expectancy of the inactive participants.

Post-sale discount reserve – We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.23 billion and $1.13 billion as of March 31, 2014 and December 31, 2013, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

Credit loss reserve – The allowance for credit losses is an estimate of the losses inherent in our finance receivable portfolio and includes consideration of accounts that have been individually identified as impaired, as well as pools of finance receivables where it is probable that certain receivables in the pool are impaired but the individual accounts cannot yet be identified.   In identifying and measuring impairment, management takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.  In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at-risk for potential credit loss including accounts which have been modified.  Accounts are identified as at-risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate.

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated utilizing probabilities of default and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses.

Income taxes – We are subject to the income tax laws of the many jurisdictions in which we operate.  These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation.  In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 116,579 at the end of the first quarter of 2014 compared with 124,874 at the end of the first quarter of 2013, a decrease of 8,295 full-time employees. The flexible workforce decreased 955 for a total decrease in the global workforce of 9,250.
The decrease was primarily the result of 2013 restructuring programs. The remaining decrease was primarily due to aligning the workforce with production volumes.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the investigation, remediation, and operating and maintenance costs are accrued against our earnings. Costs are accrued based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others. We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in Accrued expenses in Statement 3. There is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against one current and one former employee of MGE involving the same conduct alleged by CADE. The Company has responded to all requests for information from the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

On February 19, 2014, Progress Rail Services Corporation (Progress Rail), a wholly-owned subsidiary of Caterpillar Inc., received information from the California Air Resources Board (CARB) Enforcement Division indicating it is contemplating an enforcement proceeding with potential monetary sanctions in excess of $100,000 in connection with a notice of violation received by Progress Rail on March 15, 2013 alleging violations of air emissions regulations applicable to compression ignition mobile cargo handling equipment operating at California ports or intermodal rail yards. Despite uncertainty regarding the applicability of these regulations, Progress Rail, in coordination with CARB, implemented certain corrective action measures. Progress Rail is cooperating with CARB to resolve this matter. The Company is unable to predict the outcome; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

On October 24, 2013, Progress Rail received a grand jury subpoena from the U.S. District Court for the Central District of California. The subpoena requests documents and information from Progress Rail, United Industries Corporation, a wholly-owned subsidiary of Progress Rail, and Caterpillar Inc. relating to allegations that Progress Rail conducted improper or unnecessary railcar inspections and repairs and improperly disposed of parts, equipment, tools and other items. In connection with this subpoena, Progress Rail was informed by the U.S. Attorney for the Central District of California that it is a target of a criminal investigation into potential violations of environmental laws and alleged improper business practices. The Company is cooperating with the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $113 million for the three months ended March 31, 2014, as compared to $174 million for the three months ended March 31, 2013. The decrease in expense is primarily due to lower amortization of net actuarial losses primarily due to higher discount rates at the end of 2013. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. As of March 31, 2014, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $5.65 billion.  The majority of the actuarial losses are due to changes in discount rates, losses from demographic assumptions over the past several years and plan asset losses.
Other postretirement benefit expense was $57 million for the three months ended March 31, 2014, as compared to $69 million for the three months ended March 31, 2013.  The decrease in expense is primarily due to lower amortization of net actuarial losses primarily due to higher discount rates at the end of 2013.  Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $0.65 billion at March 31, 2014. These losses mainly reflect the impact of discount rates, changes in our health care trend assumption, and plan asset losses, partially offset by gains from lower than expected health care costs.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits from the plan. For plans in which all or almost all of the plan’s participants are inactive, actuarial losses are amortized using the straight-line method over the remaining life expectancy of the inactive participants. At the end of 2013, the average remaining service period of active employees or life expectancy for inactive participants was 10 years for our U.S. pension plans, 13 years for non-U.S. pension plans and 9 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to decrease approximately $260 million in 2014 as compared to 2013, primarily due to an increase in discount rates during 2013 and plan asset gains during 2013. We expect our total pension and other postretirement benefits expense to decrease approximately $300 million in 2014 which is primarily due to a decrease in amortization of net actuarial losses.

We made $279 million of contributions to our pension plans during the three months ended March 31, 2014. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $142 million of contributions to our pension plans during the three months ended March 31, 2013.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $19.3 billion at March 31, 2014 and $18.0 billion at December 31, 2013.  The increase was all in Energy & Transportation and concentrated in locomotives. Resource Industries and Construction Industries were relatively flat. Of the total backlog, approximately $3.2 billion at March 31, 2014 and $3.0 billion at December 31, 2013 was not expected to be filled in the following twelve months.

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

We anticipate incurring significant restructuring costs in 2014. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our first-quarter 2014 results to be meaningful to our readers. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share is as follows:

2014
First Quarter
Profit per share	$1.44
Per share restructuring costs	$0.17
Profit per share excluding restructuring costs	$1.61

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – Caterpillar defines Machinery, Energy & Transportation as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery, Energy & Transportation information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 68 to 73 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended March 31, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,493	$12,493	$—	$—
Revenues of Financial Products	748	—	831	(83)	[2]
Total sales and revenues	13,241	12,493	831	(83)

Operating costs:
Cost of goods sold	9,437	9,437	—	—
Selling, general and administrative expenses	1,292	1,155	146	(9)	[3]
Research and development expenses	508	508	—	—
Interest expense of Financial Products	160	—	162	(2)	[4]
Other operating (income) expenses	446	154	298	(6)	[3]
Total operating costs	11,843	11,254	606	(17)

Operating profit	1,398	1,239	225	(66)

Interest expense excluding Financial Products	110	120	—	(10)	[4]
Other income (expense)	54	(17)	15	56	[5]

Consolidated profit before taxes	1,342	1,102	240	—

Provision (benefit) for income taxes	418	350	68	—
Profit of consolidated companies	924	752	172	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	169	—	(169)	[6]

Profit of consolidated and affiliated companies	925	922	172	(169)

Less: Profit (loss) attributable to noncontrolling interests	3	—	3	—

Profit [7]	$922	$922	$169	$(169)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended March 31, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,484	$12,484	$—	$—
Revenues of Financial Products	726	—	814	(88)	[2]
Total sales and revenues	13,210	12,484	814	(88)

Operating costs:
Cost of goods sold	9,639	9,639	—	—
Selling, general and administrative expenses	1,390	1,275	129	(14)	[3]
Research and development expenses	562	562	—	—
Interest expense of Financial Products	189	—	191	(2)	[4]
Other operating (income) expenses	212	5	212	(5)	[3]
Total operating costs	11,992	11,481	532	(21)

Operating profit	1,218	1,003	282	(67)

Interest expense excluding Financial Products	120	131	—	(11)	[4]
Other income (expense)	29	(35)	8	56	[5]

Consolidated profit before taxes	1,127	837	290	—

Provision (benefit) for income taxes	246	168	78	—
Profit of consolidated companies	881	669	212	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	209	—	(209)	[6]

Profit of consolidated and affiliated companies	882	879	212	(209)

Less: Profit (loss) attributable to noncontrolling interests	2	(1)	3	—

Profit [7]	$880	$880	$209	$(209)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,345	$4,057	$1,288	$—
Receivables – trade and other	8,565	4,889	366	3,310	[2,3]
Receivables – finance	8,834	—	13,405	(4,571)	[3]
Deferred and refundable income taxes	1,401	1,347	54	—
Prepaid expenses and other current assets	935	426	522	(13)	[4]
Inventories	12,888	12,888	—	—
Total current assets	37,968	23,607	15,635	(1,274)

Property, plant and equipment – net	16,716	12,773	3,943	—
Long-term receivables – trade and other	1,284	216	282	786	[2,3]
Long-term receivables – finance	15,206	—	16,025	(819)	[3]
Investments in unconsolidated affiliated companies	266	266	—	—
Investments in Financial Products subsidiaries	—	4,919	—	(4,919)	[5]
Noncurrent deferred and refundable income taxes	700	1,084	104	(488)	[6]
Intangible assets	3,509	3,502	7	—
Goodwill	6,986	6,969	17	—
Other assets	1,762	434	1,328	—
Total assets	$84,397	$53,770	$37,341	$(6,714)

Liabilities
Current liabilities:
Short-term borrowings	$4,515	$18	$5,619	$(1,122)	[7]
Accounts payable	6,731	6,649	221	(139)	[8]
Accrued expenses	3,454	3,160	307	(13)	[9]
Accrued wages, salaries and employee benefits	1,475	1,453	22	—
Customer advances	2,500	2,500	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,845	1,334	522	(11)	[6]
Long-term debt due within one year	6,775	759	6,016	—
Total current liabilities	27,295	15,873	12,707	(1,285)
Long-term debt due after one year	26,801	8,031	18,803	(33)	[7]
Liability for postemployment benefits	6,715	6,715	—	—
Other liabilities	3,217	2,782	912	(477)	[6]
Total liabilities	64,028	33,401	32,422	(1,795)
Commitments and contingencies
Stockholders’ equity
Common stock	4,773	4,773	906	(906)	[5]
Treasury stock	(13,442)	(13,442)	—	—
Profit employed in the business	32,775	32,775	3,705	(3,705)	[5]
Accumulated other comprehensive income (loss)	(3,801)	(3,801)	183	(183)	[5]
Noncontrolling interests	64	64	125	(125)	[5]
Total stockholders’ equity	20,369	20,369	4,919	(4,919)
Total liabilities and stockholders’ equity	$84,397	$53,770	$37,341	$(6,714)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,081	$4,597	$1,484	$—
Receivables – trade and other	8,413	5,188	386	2,839	[2,3]
Receivables – finance	8,763	—	12,886	(4,123)	[3]
Deferred and refundable income taxes	1,553	1,511	42	—
Prepaid expenses and other current assets	900	417	496	(13)	[4]
Inventories	12,625	12,625	—	—
Total current assets	38,335	24,338	15,294	(1,297)

Property, plant and equipment – net	17,075	13,078	3,997	—
Long-term receivables – trade and other	1,397	224	292	881	[2,3]
Long-term receivables – finance	14,926	—	15,840	(914)	[3]
Investments in unconsolidated affiliated companies	272	272	—	—
Investments in Financial Products subsidiaries	—	4,798	—	(4,798)	[5]
Noncurrent deferred and refundable income taxes	594	1,027	92	(525)	[6]
Intangible assets	3,596	3,589	7	—
Goodwill	6,956	6,939	17	—
Other assets	1,745	439	1,306	—
Total assets	$84,896	$54,704	$36,845	$(6,653)

Liabilities
Current liabilities:
Short-term borrowings	$3,679	$16	$4,781	$(1,118)	[7]
Accounts payable	6,560	6,516	209	(165)	[8]
Accrued expenses	3,493	3,165	341	(13)	[9]
Accrued wages, salaries and employee benefits	1,622	1,589	33	—
Customer advances	2,360	2,360	—	—
Dividends payable	382	382	—	—
Other current liabilities	1,849	1,425	432	(8)	[6]
Long-term debt due within one year	7,352	760	6,592	—
Total current liabilities	27,297	16,213	12,388	(1,304)
Long-term debt due after one year	26,719	8,033	18,720	(34)	[7]
Liability for postemployment benefits	6,973	6,973	—	—
Other liabilities	3,029	2,607	939	(517)	[6]
Total liabilities	64,018	33,826	32,047	(1,855)
Commitments and contingencies
Stockholders’ equity
Common stock	4,709	4,709	906	(906)	[5]
Treasury stock	(11,854)	(11,854)	—	—
Profit employed in the business	31,854	31,854	3,586	(3,586)	[5]
Accumulated other comprehensive income (loss)	(3,898)	(3,898)	183	(183)	[5]
Noncontrolling interests	67	67	123	(123)	[5]
Total stockholders’ equity	20,878	20,878	4,798	(4,798)
Total liabilities and stockholders’ equity	$84,896	$54,704	$36,845	$(6,653)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Three Months Ended March 31, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$925	$922	$172	$(169)	[2]
Adjustments for non-cash items:
Depreciation and amortization	781	556	225	—
Undistributed profit of Financial Products	—	(119)	—	119	[3]
Other	115	108	(41)	48	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(37)	305	11	(353)	[4,5]
Inventories	(270)	(265)	—	(5)	[4]
Accounts payable	403	382	(5)	26	[4]
Accrued expenses	27	66	(39)	—
Accrued wages, salaries and employee benefits	(152)	(141)	(11)	—
Customer advances	145	145	—	—
Other assets – net	26	85	(22)	(37)	[4]
Other liabilities – net	(66)	(166)	63	37	[4]
Net cash provided by (used for) operating activities	1,897	1,878	353	(334)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(454)	(452)	(2)	—
Expenditures for equipment leased to others	(285)	(17)	(291)	23	[4]
Proceeds from disposals of leased assets and property, plant and equipment	184	22	164	(2)	[4]
Additions to finance receivables	(2,634)	—	(3,218)	584	[5]
Collections of finance receivables	2,215	—	2,872	(657)	[5]
Net intercompany purchased receivables	—	—	(339)	339	[5]
Proceeds from sale of finance receivables	20	—	23	(3)	[5]
Net intercompany borrowings	—	—	1	(1)	[6]
Investments and acquisitions (net of cash acquired)	(5)	(5)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	13	13	—	—
Proceeds from sale of available-for-sale securities	115	8	107	—
Investments in available-for-sale securities	(105)	(8)	(97)	—
Other – net	(12)	19	(31)	—
Net cash provided by (used for) investing activities	(948)	(420)	(811)	283

Cash flow from financing activities:
Dividends paid	(383)	(383)	(50)	50	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Contribution from noncontrolling interests	2	2	—	—
Common stock issued, including treasury shares reissued	92	92	—	—
Treasury shares purchased	(1,738)	(1,738)	—	—
Excess tax benefit from stock-based compensation	69	69	—	—
Net intercompany borrowings	—	(1)	—	1	[6]
Proceeds from debt issued (original maturities greater than three months)	2,152	6	2,146	—
Payments on debt (original maturities greater than three months)	(2,782)	(9)	(2,773)	—
Short-term borrowings – net (original maturities three months or less)	944	2	942	—
Net cash provided by (used for) financing activities	(1,651)	(1,967)	265	51
Effect of exchange rate changes on cash	(34)	(31)	(3)	—
Increase (decrease) in cash and short-term investments	(736)	(540)	(196)	—
Cash and short-term investments at beginning of period	6,081	4,597	1,484	—
Cash and short-term investments at end of period	$5,345	$4,057	$1,288	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Three Months Ended March 31, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$882	$879	$212	$(209)	[2]
Adjustments for non-cash items:
Depreciation and amortization	723	538	185	—
Undistributed profit of Financial Products	—	(209)	—	209	[3]
Other	98	67	(46)	77	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	209	251	(20)	(22)	[4,5]
Inventories	308	311	—	(3)	[4]
Accounts payable	118	82	15	21	[4]
Accrued expenses	(121)	(51)	(70)	—
Accrued wages, salaries and employee benefits	(742)	(726)	(16)	—
Customer advances	(47)	(47)	—	—
Other assets – net	41	30	6	5	[4]
Other liabilities – net	(45)	(36)	(4)	(5)	[4]
Net cash provided by (used for) operating activities	1,424	1,089	262	73

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(896)	(893)	(3)	—
Expenditures for equipment leased to others	(336)	(20)	(333)	17	[4]
Proceeds from disposals of leased assets and property, plant and equipment	176	23	161	(8)	[4]
Additions to finance receivables	(2,715)	—	(3,337)	622	[5]
Collections of finance receivables	2,219	—	2,937	(718)	[5]
Net intercompany purchased receivables	—	—	(14)	14	[5]
Proceeds from sale of finance receivables	66	—	66	—
Net intercompany borrowings	—	—	34	(34)	[6]
Proceeds from sale of businesses and investments (net of cash sold)	98	98	—	—
Proceeds from sale of available-for-sale securities	98	5	93	—
Investments in available-for-sale securities	(123)	(7)	(116)	—
Other – net	(46)	(28)	(18)	—
Net cash provided by (used for) investing activities	(1,459)	(822)	(530)	(107)

Cash flow from financing activities:
Distribution to noncontrolling interests	(8)	(8)	—	—
Common stock issued, including treasury shares reissued	8	8	—	—
Excess tax benefit from stock-based compensation	41	41	—	—
Net intercompany borrowings	—	(34)	—	34	[6]
Proceeds from debt issued (original maturities greater than three months)	2,719	54	2,665	—
Payments on debt (original maturities greater than three months)	(2,602)	(26)	(2,576)	—
Short-term borrowings – net (original maturities three months or less)	387	1	386	—
Net cash provided by (used for) financing activities	545	36	475	34
Effect of exchange rate changes on cash	(18)	(15)	(3)	—
Increase (decrease) in cash and short-term investments	492	288	204	—
Cash and short-term investments at beginning of period	5,490	3,306	2,184	—
Cash and short-term investments at end of period	$5,982	$3,594	$2,388	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity price changes, component price increases, fluctuations in demand for our products or significant shortages of component products; (iv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (v) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (vi) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (vii) our Financial Products segment’s risks associated with the financial services industry; (viii) changes in interest rates or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (x) new regulations or changes in financial services regulations; (xi) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xii) international trade policies and their impact on demand for our products and our competitive position; (xiii) our ability to develop, produce and market quality products that meet our customers’ needs; (xiv) the impact of the highly competitive environment in which we operate on our sales and pricing; (xv) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (xvi) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (xvii) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xviii) compliance with environmental laws and regulation; (xix) alleged or actual violations of trade or anti-corruption laws and regulations; (xx) additional tax expense or exposure; (xxi) currency fluctuations; (xxii) our or Cat Financial’s compliance with financial covenants; (xxiii) increased pension plan funding obligations; (xxiv) union disputes or other employee relations issues; (xxv) significant legal proceedings, claims, lawsuits or investigations; (xxvi) compliance requirements imposed if additional carbon emissions legislation and/or regulations are adopted; (xxvii) changes in accounting standards; (xxviii) failure or breach of IT security; (xxix) adverse effects of unexpected events including natural disasters; and (xxx) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 18, 2014 for the year ended December 31, 2013.

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

Changes in internal control over financial reporting

During the first quarter of 2014, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period [1]	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions) [2]
January 1-31, 2014	17,719,132	$95.94	17,719,132	$10.038
February 1-28, 2014	—	$—	—	$10.038
March 1-31, 2014	391,603	$95.94	391,603	$10
Total	18,110,735	$95.94	18,110,735

[1]
In January 2014, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (January ASR Agreement). Pursuant to the terms of the January ASR Agreement, a total of 18.1 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of approximately $1.7 billion.

[2]
In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar common stock (the 2007 Authorization), and in December 2011, the 2007 Authorization was extended through December 2015. During the first quarter of 2014, we repurchased approximately $1.74 billion of Caterpillar common stock, completing the 2007 Authorization. In January 2014, the Board approved a new authorization to repurchase up to $10 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). Through the end of the first quarter 2014, none of the 2014 Authorization was spent.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2014	22,384	$89.98	NA	NA
February 1-28, 2014	1,189	$96.91	NA	NA
March 1-31, 2014	302,379	$97.18	NA	NA
Total	325,952	$96.69

[1]	Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of March 31, 2014, those plans had approximately 14,000 active participants in the aggregate.  During the first quarter of 2014, approximately 400,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

Item 6. Exhibits

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2014).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

May 2, 2014	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

May 2, 2014	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

May 2, 2014	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

May 2, 2014	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2014).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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