Form 10-Q
period 2014-06-30
CATERPILLAR INC
filed 2014-08-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2014, 627,846,602 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2014	2013
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,391	$13,886
Revenues of Financial Products	759	735
Total sales and revenues	14,150	14,621

Operating costs:
Cost of goods sold	10,197	10,773
Selling, general and administrative expenses	1,437	1,421
Research and development expenses	516	548
Interest expense of Financial Products	153	185
Other operating (income) expenses	372	137
Total operating costs	12,675	13,064

Operating profit	1,475	1,557

Interest expense excluding Financial Products	120	120
Other income (expense)	65	(84)

Consolidated profit before taxes	1,420	1,353

Provision (benefit) for income taxes	419	387
Profit of consolidated companies	1,001	966

Equity in profit (loss) of unconsolidated affiliated companies	1	(1)

Profit of consolidated and affiliated companies	1,002	965

Less: Profit (loss) attributable to noncontrolling interests	3	5

Profit [1]	$999	$960

Profit per common share	$1.60	$1.48

Profit per common share – diluted [2]	$1.57	$1.45

Weighted-average common shares outstanding (millions)
– Basic	626.3	649.9
– Diluted [2]	638.3	662.7

Cash dividends declared per common share	$1.30	$1.12

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2014	2013

Profit of consolidated and affiliated companies	$1,002	$965
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2014 - $(8); 2013 - $29	28	(180)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2014 - $(5); 2013 - $(6)	10	12
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2014 - $(44); 2013 - $(67)	86	130
Current year prior service credit (cost), net of tax (provision)/benefit of: 2014 - $0; 2013 - $0	1	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2014 - $4; 2013 - $4	(6)	(9)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $6; 2013 - $(5)	(11)	7
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $3; 2013 - $(12)	(5)	22

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $(8); 2013 - $6	15	(10)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $0; 2013 - $0	—	1

Total other comprehensive income (loss), net of tax	118	(27)
Comprehensive income	1,120	938
Less: comprehensive income attributable to the noncontrolling interests	(3)	(7)
Comprehensive income attributable to stockholders	$1,117	$931

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2014	2013
Sales and revenues:
Sales of Machinery, Energy & Transportation	$25,884	$26,370
Revenues of Financial Products	1,507	1,461
Total sales and revenues	27,391	27,831

Operating costs:
Cost of goods sold	19,634	20,412
Selling, general and administrative expenses	2,729	2,811
Research and development expenses	1,024	1,110
Interest expense of Financial Products	313	374
Other operating (income) expenses	818	349
Total operating costs	24,518	25,056

Operating profit	2,873	2,775

Interest expense excluding Financial Products	230	240
Other income (expense)	119	(55)

Consolidated profit before taxes	2,762	2,480

Provision (benefit) for income taxes	837	633
Profit of consolidated companies	1,925	1,847

Equity in profit (loss) of unconsolidated affiliated companies	2	—

Profit of consolidated and affiliated companies	1,927	1,847

Less: Profit (loss) attributable to noncontrolling interests	6	7

Profit [1]	$1,921	$1,840

Profit per common share	$3.06	$2.82

Profit per common share – diluted [2]	$3.00	$2.76

Weighted-average common shares outstanding (millions)
– Basic	626.8	652.4
– Diluted [2]	639.3	666.6

Cash dividends declared per common share	$1.30	$1.12

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2014	2013

Profit of consolidated and affiliated companies	$1,927	$1,847
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2014 - $(8); 2013 - $8	67	(546)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2014 - $(5); 2013 - $(16)	10	27
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2014 - $(88); 2013 - $(134)	172	259
Current year prior service credit (cost), net of tax (provision)/benefit of: 2014 - $0; 2013 - $0	1	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2014 - $7; 2013 - $9	(12)	(18)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2014 - $0; 2013 - $0	—	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $16; 2013 - $13	(27)	(24)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $6; 2013 - $(19)	(10)	33

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $(11); 2013 - $(2)	23	5
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $4; 2013 - $0	(10)	—

Total other comprehensive income (loss), net of tax	214	(263)
Comprehensive income	2,141	1,584
Less: comprehensive income attributable to the noncontrolling interests	(5)	(9)
Comprehensive income attributable to stockholders	$2,136	$1,575

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and short-term investments	$7,927	$6,081
Receivables – trade and other	8,057	8,413
Receivables – finance	9,467	8,763
Deferred and refundable income taxes	1,463	1,553
Prepaid expenses and other current assets	1,307	900
Inventories	13,055	12,625
Total current assets	41,276	38,335

Property, plant and equipment – net	16,690	17,075
Long-term receivables – trade and other	1,548	1,397
Long-term receivables – finance	15,118	14,926
Investments in unconsolidated affiliated companies	259	272
Noncurrent deferred and refundable income taxes	737	594
Intangible assets	3,398	3,596
Goodwill	6,969	6,956
Other assets	1,832	1,745
Total assets	$87,827	$84,896

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$20	$16
Financial Products	5,534	3,663
Accounts payable	6,860	6,560
Accrued expenses	3,473	3,493
Accrued wages, salaries and employee benefits	1,910	1,622
Customer advances	2,344	2,360
Dividends payable	439	382
Other current liabilities	1,779	1,849
Long-term debt due within one year:
Machinery, Energy & Transportation	509	760
Financial Products	6,873	6,592
Total current liabilities	29,741	27,297
Long-term debt due after one year:
Machinery, Energy & Transportation	9,495	7,999
Financial Products	17,812	18,720
Liability for postemployment benefits	6,597	6,973
Other liabilities	3,259	3,029
Total liabilities	66,904	64,018
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/14 and 12/31/13 – 814,894,624) at paid-in amount	4,890	4,709
Treasury stock (6/30/14 – 187,048,022 shares; 12/31/13 – 177,072,282 shares) at cost	(13,312)	(11,854)
Profit employed in the business	32,961	31,854
Accumulated other comprehensive income (loss)	(3,683)	(3,898)
Noncontrolling interests	67	67
Total stockholders’ equity	20,923	20,878
Total liabilities and stockholders’ equity	$87,827	$84,896

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2013
Balance at December 31, 2012	$4,481	$(10,074)	$29,558	$(6,433)	$50	$17,582
Profit of consolidated and affiliated companies	—	—	1,840	—	7	1,847
Foreign currency translation, net of tax	—	—	—	(548)	2	(546)
Pension and other postretirement benefits, net of tax	—	—	—	269	—	269
Derivative financial instruments, net of tax	—	—	—	9	—	9
Available-for-sale securities, net of tax	—	—	—	5	—	5
Change in ownership from noncontrolling interests	(6)	—	—	—	6	—
Dividends declared	—	—	(730)	—	—	(730)
Distribution to noncontrolling interests	—	—	—	—	(8)	(8)
Common shares issued from treasury stock for stock-based compensation: 4,108,681	(78)	134	—	—	—	56
Stock-based compensation expense	132	—	—	—	—	132
Net excess tax benefits from stock-based compensation	62	—	—	—	—	62
Common shares repurchased: 11,542,106 [1]	—	(1,000)	—	—	—	(1,000)
Balance at June 30, 2013	$4,591	$(10,940)	$30,668	$(6,698)	$57	$17,678

Six Months Ended June 30, 2014
Balance at December 31, 2013	$4,709	$(11,854)	$31,854	$(3,898)	$67	$20,878
Profit of consolidated and affiliated companies	—	—	1,921	—	6	1,927
Foreign currency translation, net of tax	—	—	—	68	(1)	67
Pension and other postretirement benefits, net of tax	—	—	—	171	—	171
Derivative financial instruments, net of tax	—	—	—	(37)	—	(37)
Available-for-sale securities, net of tax	—	—	—	13	—	13
Change in ownership from noncontrolling interests	—	—	—	—	2	2
Dividends declared	—	—	(814)	—	—	(814)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 8,134,995	(86)	280	—	—	—	194
Stock-based compensation expense	137	—	—	—	—	137
Net excess tax benefits from stock-based compensation	130	—	—	—	—	130
Common shares repurchased: 18,110,735 [1]	—	(1,738)	—	—	—	(1,738)
Balance at June 30, 2014	$4,890	$(13,312)	$32,961	$(3,683)	$67	$20,923

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,927	$1,847
Adjustments for non-cash items:
Depreciation and amortization	1,570	1,484
Other	240	236
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	138	231
Inventories	(439)	1,364
Accounts payable	551	305
Accrued expenses	7	(129)
Accrued wages, salaries and employee benefits	283	(580)
Customer advances	(14)	(95)
Other assets – net	(105)	(100)
Other liabilities – net	(24)	30
Net cash provided by (used for) operating activities	4,134	4,593

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(710)	(1,387)
Expenditures for equipment leased to others	(825)	(810)
Proceeds from disposals of leased assets and property, plant and equipment	442	358
Additions to finance receivables	(5,760)	(5,544)
Collections of finance receivables	4,719	4,548
Proceeds from sale of finance receivables	104	89
Investments and acquisitions (net of cash acquired)	(15)	(26)
Proceeds from sale of businesses and investments (net of cash sold)	139	100
Proceeds from sale of securities	222	207
Investments in securities	(673)	(267)
Other – net	(25)	(68)
Net cash provided by (used for) investing activities	(2,382)	(2,800)

Cash flow from financing activities:
Dividends paid	(757)	(342)
Distribution to noncontrolling interests	(7)	(8)
Contribution from noncontrolling interests	2	—
Common stock issued, including treasury shares reissued	194	56
Treasury shares purchased	(1,738)	(1,000)
Excess tax benefit from stock-based compensation	131	62
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1,990	119
Financial Products	4,961	5,067
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(770)	(1,003)
Financial Products	(5,574)	(5,300)
Short-term borrowings – net (original maturities three months or less)	1,749	1,217
Net cash provided by (used for) financing activities	181	(1,132)
Effect of exchange rate changes on cash	(87)	(41)
Increase (decrease) in cash and short-term investments	1,846	620
Cash and short-term investments at beginning of period	6,081	5,490
Cash and short-term investments at end of period	$7,927	$6,110

 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2014 and 2013, (b) the consolidated comprehensive income for the three and six month periods ended June 30, 2014 and 2013, (c) the consolidated financial position at June 30, 2014 and December 31, 2013, (d) the consolidated changes in stockholders’ equity for the six month periods ended June 30, 2014 and 2013, and (e) the consolidated cash flow for the six month periods ended June 30, 2014 and 2013.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

We have revised previously reported amounts on the Consolidated Statement of Cash Flow for the six months ended June 30, 2013 to correct for customer advances invoiced but not yet paid and to correct for certain non-cash transactions impacting Receivables - trade and other and Accounts payable. Although these revisions did not impact Net cash provided by operating activities, cash provided by Receivables - trade and other decreased by $200 million, cash provided by Accounts payable increased by $83 million and cash used for Customer advances decreased by $117 million from the amounts previously reported for the six month period ended June 30, 2013. Management has concluded that the impact was not material to any period presented.

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

Revenue recognition – In May 2014, the FASB issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We are in the process of evaluating the application and implementation of the new guidance.

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $84 million and $137 million for the three and six months ended June 30, 2014, respectively; and $83 million and $132 million for the three and six months ended and June 30, 2013, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six month periods ended June 30, 2014 and 2013, respectively:

	2014		2013
	Shares Granted	Fair Value Per Award	Shares Granted	Fair Value Per Award
Stock options	4,448,218	$29.52	4,276,060	$28.34
RSUs	1,429,512	$89.18	1,614,870	$84.05

The stock price on the date of grant was $96.31 and $89.75 for 2014 and 2013, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2014 and 2013, respectively:

	Grant Year
	2014	2013
Weighted-average dividend yield	2.15%	2.13%
Weighted-average volatility	28.2%	30.6%
Range of volatilities	18.4-36.2%	23.4-40.6%
Range of risk-free interest rates	0.12-2.60%	0.16-1.88%
Weighted-average expected lives	8 years	8 years

As of June 30, 2014, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $308 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.1 years.

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

As of June 30, 2014, $13 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of June 30, 2014, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of June 30, 2014, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2014	December 31, 2013
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$34	$54
Machinery, Energy & Transportation	Accrued expenses	(14)	(39)
Interest rate contracts
Financial Products	Receivables – trade and other	17	7
Financial Products	Long-term receivables – trade and other	84	115
Financial Products	Accrued expenses	(8)	(6)
		$113	$131
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$6	$19
Machinery, Energy & Transportation	Accrued expenses	(4)	(1)
Financial Products	Receivables – trade and other	4	7
Financial Products	Long-term receivables – trade and other	5	9
Financial Products	Accrued expenses	(5)	(4)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	3	—
		$9	$30

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)
	June 30, 2014	December 31, 2013

Machinery, Energy & Transportation	$2,767	$3,565
Financial Products	$5,974	$6,743

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(6)	$8	$(49)	$50
		$(6)	$8	$(49)	$50

		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(19)	$23	$(78)	$80
		$(19)	$23	$(78)	$80

Cash Flow Hedges (Millions of dollars)
	Three Months Ended June 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$12	Other income (expense)	$10	$—
Interest rate contracts
Machinery, Energy & Transportation	(26)	Interest expense excluding Financial Products	(1)	—
Financial Products	(3)	Interest expense of Financial Products	(1)	—
	$(17)		$8	$—

	Three Months Ended June 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$9	Other income (expense)	$(31)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Other income (expense)	(1)	—
Financial Products	3	Interest expense of Financial Products	(2)	—
	$12		$(34)	$—

	Six Months Ended June 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$25	Other income (expense)	$20		$—
Interest rate contracts
Machinery, Energy & Transportation	(63)	Interest expense excluding Financial Products	(2)		—
Financial Products	(5)	Interest expense of Financial Products	(2)		—
	$(43)		$16		$—

	Six Months Ended June 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(40)	Other income (expense)	$(48)	[1]	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Other income (expense)	(1)		—
Financial Products	3	Interest expense of Financial Products	(3)		—
	$(37)		$(52)		$—

[1]	Includes $3 million loss reclassified from AOCI to Other income (expense) in 2013 as certain derivatives were dedesignated as the related transactions are no longer probable to occur.

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(2)	$12
Financial Products	Other income (expense)	(12)	16
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	4	(3)
		$(10)	$25

	Classification of Gains (Losses)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$9	$(8)
Financial Products	Other income (expense)	(17)	1
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	3	(4)
		$(5)	$(11)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$43	$—	$43	$(18)	$—	$25
Financial Products	110	—	110	(8)	—	102
Total	$153	$—	$153	$(26)	$—	$127

June 30, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(18)	$—	$(18)	$18	$—	$—
Financial Products	(13)	—	(13)	8	—	(5)
Total	$(31)	$—	$(31)	$26	$—	$(5)

December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$73	$—	$73	$(32)	$—	$41
Financial Products	138	—	138	(9)	—	129
Total	$211	$—	$211	$(41)	$—	$170

December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(40)	$—	$(40)	$32	$—	$(8)
Financial Products	(10)	—	(10)	9	—	(1)
Total	$(50)	$—	$(50)	$41	$—	$(9)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2014	December 31, 2013
Raw materials	$3,115	$2,966
Work-in-process	2,915	2,589
Finished goods	6,734	6,785
Supplies	291	285
Total inventories	$13,055	$12,625

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$410	$309	$800	$567
Cost of sales	316	233	617	438
Gross profit	$94	$76	$183	$129

Profit (loss)	$4	$(22)	$(10)	$(25)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	June 30, 2014	December 31, 2013
Assets:
Current assets	$703	$683
Property, plant and equipment – net	665	710
Other assets	576	608
	1,944	2,001
Liabilities:
Current liabilities	469	437
Long-term debt due after one year	897	900
Other liabilities	219	262
	1,585	1,599
Equity	$359	$402

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	June 30, 2014	December 31, 2013
Investments in equity method companies	$249	$262
Plus: Investments in cost method companies	10	10
Total investments in unconsolidated affiliated companies	$259	$272

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2014
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,615	$(613)	$2,002
Intellectual property	11	1,769	(517)	1,252
Other	11	242	(116)	126
Total finite-lived intangible assets	14	4,626	(1,246)	3,380
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,644	$(1,246)	$3,398

		December 31, 2013
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,653	$(539)	$2,114
Intellectual property	11	1,821	(495)	1,326
Other	10	274	(136)	138
Total finite-lived intangible assets	13	4,748	(1,170)	3,578
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,766	$(1,170)	$3,596

Gross customer relationship intangibles of $24 million and related accumulated amortization of $5 million were reclassified from Intangible assets to assets held for sale and/or divested during 2014, and are not included in the June 30, 2014 balances in the table above. These transactions were related to the divestiture of portions of the Bucyrus distribution business. See Note 19 for additional information on divestitures and assets held for sale.

Amortization expense for the three and six months ended June 30, 2014 was $93 million and $185 million, respectively. Amortization expense for the three and six months ended June 30, 2013 was $91 million and $185 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2014	2015	2016	2017	2018	Thereafter
$364	$356	$334	$332	$328	$1,869

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three and six months ended June 30, 2014 or 2013.

As discussed in Note 15, effective January 1, 2014, we revised our reportable segments in line with the changes to our organizational structure. Our reporting units did not significantly change as a result of the changes to our reportable segments. The segment information for 2013 has been retrospectively adjusted to conform to the 2014 presentation.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2014 were as follows:

(Millions of dollars)
	December 31, 2013	Acquisitions	Held for Sale and Business Divestitures [1]	Other Adjustments [2]	June 30, 2014
Construction Industries
Goodwill	$291	$—	$—	$15	$306
Resource Industries
Goodwill	4,468	—	(10)	2	4,460
Impairments	(580)	—	—	—	(580)
Net goodwill	3,888	—	(10)	2	3,880
Energy & Transportation
Goodwill	2,600	7	—	(1)	2,606
All Other [3]
Goodwill	199	—	—	—	199
Impairments	(22)	—	—	—	(22)
Net goodwill	177	—	—	—	177
Consolidated total
Goodwill	7,558	7	(10)	16	7,571
Impairments	(602)	—	—	—	(602)
Net goodwill	$6,956	$7	$(10)	$16	$6,969

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

	June 30, 2014			December 31, 2013
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	103	1	104	119	1	120

Corporate bonds
Corporate bonds	691	24	715	612	21	633
Asset-backed securities	99	1	100	72	—	72

Mortgage-backed debt securities
U.S. governmental agency	311	2	313	322	(1)	321
Residential	16	1	17	18	—	18
Commercial	68	6	74	87	6	93

Equity securities
Large capitalization value	169	88	257	173	81	254
Smaller company growth	24	29	53	25	24	49
Total	$1,491	$152	$1,643	$1,438	$132	$1,570

During the three and six months ended June 30, 2014, there were no charges for other-than-temporary declines in the market values of securities. During the three and six months ended June 30, 2013, charges for other-than-temporary declines in the market values of securities were $1 million. These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations. The cost basis for the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2014
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$6	$—	$17	$1	$23	$1
Mortgage-backed debt securities
U.S. governmental agency	30	—	147	3	177	3
Equity securities
Large capitalization value	10	1	1	—	11	1
Total	$46	$1	$165	$4	$211	$5

	December 31, 2013
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$159	$2	$1	$—	$160	$2
Asset-backed securities	6	—	20	1	26	1
Mortgage-backed debt securities
U.S. governmental agency	140	4	65	2	205	6
Total	$305	$6	$86	$3	$391	$9

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

Equity Securities.  Insurance Services maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were higher during the second quarter of 2014 on generally favorable economic data.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2014
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$100	$100
Due after one year through five years	718	743
Due after five years through ten years	54	55
Due after ten years	31	31
U.S. governmental agency mortgage-backed securities	311	313
Residential mortgage-backed securities	16	17
Commercial mortgage-backed securities	68	74
Total debt securities – available-for-sale	$1,298	$1,333

Sales of Securities:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2014	2013	2014	2013
Proceeds from the sale of available-for-sale securities	$107	$109	$222	$207
Gross gains from the sale of available-for-sale securities	$—	$1	$14	$2
Gross losses from the sale of available-for-sale securities	$—	$1	$—	$1

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
For the three months ended:
Components of net periodic benefit cost:
Service cost	$40	$49	$27	$31	$23	$31
Interest cost	162	144	46	42	53	49
Expected return on plan assets [1]	(222)	(208)	(64)	(58)	(13)	(14)
Amortization of:
Prior service cost (credit) [2]	4	5	—	1	(14)	(19)
Net actuarial loss (gain) [3]	98	137	21	33	11	27
Net periodic benefit cost	82	127	30	49	60	74
Curtailments, settlements and special termination benefits [4]	—	—	7	3	—	—
Total cost included in operating profit	$82	$127	$37	$52	$60	$74

For the six months ended:
Components of net periodic benefit cost:
Service cost	$79	$98	$55	$62	$43	$55
Interest cost	324	289	92	85	106	98
Expected return on plan assets [1]	(443)	(416)	(129)	(117)	(26)	(28)
Amortization of:
Transition obligation (asset)	—	—	—	—	—	1
Prior service cost (credit) [2]	8	9	—	1	(27)	(37)
Net actuarial loss (gain) [3]	196	273	43	66	21	54
Net periodic benefit cost	164	253	61	97	117	143
Curtailments, settlements and special termination benefits [4]	—	—	7	3	—	—
Total cost included in operating profit	$164	$253	$68	$100	$117	$143

Weighted-average assumptions used to determine net cost:
Discount rate	4.6%	3.7%	4.1%	3.7%	4.6%	3.7%
Expected rate of return on plan assets	7.8%	7.8%	6.9%	6.7%	7.8%	7.8%
Rate of compensation increase	4.0%	4.5%	4.2%	3.9%	4.0%	4.4%

[1]	Expected return on plan assets developed using calculated market-related value of plan assets which recognizes differences in expected and actual returns over a three-year period.

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

[4]	Curtailments, settlements and termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

We made $108 million and $387 million of contributions to our pension plans during the three and six months ended June 30, 2014, respectively. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $138 million and $280 million of contributions to our pension plans during the three and six months ended June 30, 2013, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2014	2013	2014	2013
U.S. Plans	$89	$61	$170	$144
Non-U.S. Plans	21	17	41	31
	$110	$78	$211	$175

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

We have provided a guarantee to one of our customers in Brazil related to the performance of contractual obligations by a supplier consortium to which one of our Caterpillar subsidiaries is a member. The guarantees cover potential damages (some of them capped) incurred by the customer resulting from the supplier consortium’s non-performance. The guarantee will expire when the supplier consortium performs all its contractual obligations, which is expected to be completed in 2025.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2014 and December 31, 2013, the related liability was $12 million and $13 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2014	December 31, 2013
Caterpillar dealer guarantees	$201	$193
Customer guarantees	58	62
Customer guarantees – supplier consortium	362	364
Third party logistics business guarantees	140	151
Other guarantees	34	35
Total guarantees	$795	$805

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2014 and December 31, 2013, the SPC’s assets of $1,186 million and $1,005 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,185 million and $1,005 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2014
Warranty liability, January 1	$1,367
Reduction in liability (payments)	(530)
Increase in liability (new warranties)	572
Warranty liability, June 30	$1,409

(Millions of dollars)	2013
Warranty liability, January 1	$1,477
Reduction in liability (payments)	(938)
Increase in liability (new warranties)	828
Warranty liability, December 31	$1,367

11.                               Profit Per Share

Computations of profit per share:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)	2014	2013	2014	2013
Profit for the period (A) [1]:	$999	$960	$1,921	$1,840
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	626.3	649.9	626.8	652.4
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	12.0	12.8	12.5	14.2
Average common shares outstanding for fully diluted computation (C) [2]	638.3	662.7	639.3	666.6
Profit per share of common stock:
Assuming no dilution (A/B)	$1.60	$1.48	$3.06	$2.82
Assuming full dilution (A/C) [2]	$1.57	$1.45	$3.00	$2.76
Shares outstanding as of June 30 (in millions)			627.8	647.6

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 7,513,187 and 10,343,160 common shares were outstanding for the three and six months ended June 30, 2014, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2013, there were outstanding SARs and stock options to purchase 10,350,280 and 10,256,295 common shares which were anti-dilutive.

In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar common stock (the 2007 Authorization), and in December 2011, the 2007 Authorization was extended through December 2015. In April 2013, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (April 2013 ASR Agreement), which was completed in June 2013. In accordance with the terms of the April 2013 ASR Agreement, a total of 11.5 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.0 billion.

In January 2014, we completed the 2007 Authorization and entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (January 2014 ASR Agreement), which was completed in March 2014. In accordance with the terms of the January 2014 ASR Agreement, a total of approximately 18.1 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of approximately $1.7 billion.

In January 2014, the Board approved a new authorization to repurchase up to $10 billion of Caterpillar common stock, which will expire on December 31, 2018. In July 2014, we entered into definitive agreements with Société Générale to purchase shares of our common stock under accelerated stock repurchase transactions (July 2014 ASR Agreements). Pursuant to the terms of the July 2014 ASR Agreements, we have agreed to repurchase a total of $2.5 billion of our common stock from Société Générale, with an immediate delivery of approximately 22 million shares. The final number of shares to be repurchased and the aggregate cost per share to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transactions, which are expected to be completed in September 2014.

12.                             Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2014
Balance at March 31, 2014	$216	$(4,072)	$(26)	$81	$(3,801)
Other comprehensive income (loss) before reclassifications	28	11	(11)	15	43
Amounts reclassified from accumulated other comprehensive (income) loss	—	80	(5)	—	75
Other comprehensive income (loss)	28	91	(16)	15	118
Balance at June 30, 2014	$244	$(3,981)	$(42)	$96	$(3,683)

Three Months Ended June 30, 2013
Balance at March 31, 2013	$90	$(6,778)	$(62)	$81	$(6,669)
Other comprehensive income (loss) before reclassifications	(182)	12	7	(10)	(173)
Amounts reclassified from accumulated other comprehensive (income) loss	—	121	22	1	144
Other comprehensive income (loss)	(182)	133	29	(9)	(29)
Balance at June 30, 2013	$(92)	$(6,645)	$(33)	$72	$(6,698)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2014
Balance at December 31, 2013	$176	$(4,152)	$(5)	$83	$(3,898)
Other comprehensive income (loss) before reclassifications	68	11	(27)	23	75
Amounts reclassified from accumulated other comprehensive (income) loss	—	160	(10)	(10)	140
Other comprehensive income (loss)	68	171	(37)	13	215
Balance at June 30, 2014	$244	$(3,981)	$(42)	$96	$(3,683)

Six Months Ended June 30, 2013
Balance at December 31, 2012	$456	$(6,914)	$(42)	$67	$(6,433)
Other comprehensive income (loss) before reclassifications	(548)	27	(24)	5	(540)
Amounts reclassified from accumulated other comprehensive (income) loss	—	242	33	—	275
Other comprehensive income (loss)	(548)	269	9	5	(265)
Balance at June 30, 2013	$(92)	$(6,645)	$(33)	$72	$(6,698)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended June 30,
(Millions of dollars)	Classification of income (expense)	2014	2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(130)	$(197)
Amortization of prior service credit (cost)	Note 9 [1]	10	13
Reclassifications before tax		(120)	(184)
Tax (provision) benefit		40	63
Reclassifications net of tax		$(80)	$(121)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$10	$(31)
Interest rate contracts	Interest expense excluding Financial Products	(1)	—
Interest rate contracts	Other income (expense)	—	(1)
Interest rate contracts	Interest expense of Financial Products	(1)	(2)
Reclassifications before tax		8	(34)
Tax (provision) benefit		(3)	12
Reclassifications net of tax		$5	$(22)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$(1)
Tax (provision) benefit		—	—
Reclassifications net of tax		$—	$(1)

Total reclassifications from Accumulated other comprehensive income (loss)		$(75)	$(144)

1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Six Months Ended June 30,
(Millions of dollars)	Classification of income (expense)	2014	2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(260)	$(393)
Amortization of prior service credit (cost)	Note 9 [1]	19	27
Amortization of transition asset (obligation)	Note 9 [1]	—	(1)
Reclassifications before tax		(241)	(367)
Tax (provision) benefit		81	125
Reclassifications net of tax		$(160)	$(242)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$20	$(48)
Interest rate contracts	Interest expense excluding Financial Products	(2)	—
Interest rate contracts	Other income (expense)	—	(1)
Interest rate contracts	Interest expense of Financial Products	(2)	(3)
Reclassifications before tax		16	(52)
Tax (provision) benefit		(6)	19
Reclassifications net of tax		$10	$(33)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$14	$—
Tax (provision) benefit		(4)	—
Reclassifications net of tax		$10	$—

Total reclassifications from Accumulated other comprehensive income (loss)		$(140)	$(275)

[1] Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

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

14.                              Income Taxes

The provision for income taxes for the first six months of 2014 reflects an estimated annual effective tax rate of 29.5 percent compared with 29 percent for the first six months of 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

The provision for income taxes for the first six months of 2014 also includes a charge of $55 million to correct for an error which resulted in an understatement of tax liabilities for prior years. This error had the effect of overstating profit by $27 million and $28 million for the years ended December 31, 2013 and 2012, respectively. These amounts are not material to the financial statements of any affected period. This charge was offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994 which resulted in a $16 million benefit to remeasure previously unrecognized tax benefits and a $17 million benefit to adjust related interest, net of tax. The provision for income taxes for the first six months of 2013 also included a benefit of $87 million primarily related to the U.S. research and development tax credit that was retroactively extended for 2012.

It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months. The IRS is currently examining our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. While we have not yet received a Revenue Agent's Report generally issued at the end of the field examination process, we have received Notices of Proposed Adjustment from the IRS relating to U.S. taxation of profits earned by one of our non-U.S. subsidiaries, Caterpillar SARL, from certain parts transactions and to the disallowance of foreign tax credits incurred in connection with unrelated financings. We disagree with these proposed adjustments, which the IRS did not propose in previous audits of U.S. tax returns in which the same tax positions were taken. To the extent that adjustments are assessed upon completion of the field examination relating to these matters, we would vigorously contest the adjustments in appeals. The completion of the field examination for this audit is expected in the next 12 months. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to eight years. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. Due to the uncertainty related to the timing and potential outcome of these matters, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

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

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for an integrated manufacturing cost center. Inter-segment sales are a source of revenue for this segment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 37 to 43 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee severance and long-lived asset impairments. A table, Reconciliation of Restructuring Costs on page 40, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 20 for more information.

•	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

•	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments
Three Months Ended June 30,
(Millions of dollars)
	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$5,407	$56	$5,463	$131	$674	$6,430	$79
Resource Industries	2,241	145	2,386	172	133	9,957	76
Energy & Transportation	5,175	586	5,761	159	1,009	8,561	95
Machinery, Energy & Transportation	$12,823	$787	$13,610	$462	$1,816	$24,948	$250
Financial Products Segment	834	—	834	217	244	38,342	510
Total	$13,657	$787	$14,444	$679	$2,060	$63,290	$760

	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,875	$91	$4,966	$121	$368	$7,607	$124
Resource Industries	3,135	126	3,261	171	524	10,389	135
Energy & Transportation	5,263	461	5,724	156	953	8,492	161
Machinery, Energy & Transportation	$13,273	$678	$13,951	$448	$1,845	$26,488	$420
Financial Products Segment	806	—	806	188	233	36,980	451
Total	$14,079	$678	$14,757	$636	$2,078	$63,468	$871

Reportable Segments
Six Months Ended June 30,
(Millions of dollars)
	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$10,471	$131	$10,602	$265	$1,362	$6,430	$143
Resource Industries	4,364	258	4,622	345	282	9,957	100
Energy & Transportation	9,951	1,136	11,087	315	1,836	8,561	171
Machinery, Energy & Transportation	$24,786	$1,525	$26,311	$925	$3,480	$24,948	$414
Financial Products Segment	1,651	—	1,651	436	484	38,342	779
Total	$26,437	$1,525	$27,962	$1,361	$3,964	$63,290	$1,193

	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$9,094	$190	$9,284	$236	$596	$7,607	$224
Resource Industries	6,488	254	6,742	335	983	10,389	235
Energy & Transportation	9,668	857	10,525	307	1,544	8,492	265
Machinery, Energy & Transportation	$25,250	$1,301	$26,551	$878	$3,123	$26,488	$724
Financial Products Segment	1,601	—	1,601	368	506	36,980	771
Total	$26,851	$1,301	$28,152	$1,246	$3,629	$63,468	$1,495

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2014
Total external sales and revenues from reportable segments	$12,823	$834	$—		$13,657
All Other operating segments	583	—	—		583
Other	(15)	17	(92)	[1]	(90)
Total sales and revenues	$13,391	$851	$(92)		$14,150

Three Months Ended June 30, 2013
Total external sales and revenues from reportable segments	$13,273	$806	$—		$14,079
All Other operating segments	624	—	—		624
Other	(11)	17	(88)	[1]	(82)
Total sales and revenues	$13,886	$823	$(88)		$14,621
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2014
Total external sales and revenues from reportable segments	$24,786	$1,651	$—		$26,437
All Other operating segments	1,137	—	—		1,137
Other	(39)	31	(175)	[1]	(183)
Total sales and revenues	$25,884	$1,682	$(175)		$27,391

Six Months Ended June 30, 2013
Total external sales and revenues from reportable segments	$25,250	$1,601	$—		$26,851
All Other operating segments	1,141	—	—		1,141
Other	(21)	36	(176)	[1]	(161)
Total sales and revenues	$26,370	$1,637	$(176)		$27,831
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2014
Total profit from reportable segments	$1,816	$244	$2,060
All Other operating segments	223	—	223
Cost centers	22	—	22
Corporate costs	(427)	—	(427)
Timing	(39)	—	(39)
Restructuring costs	(114)	—	(114)
Methodology differences:
Inventory/cost of sales	9	—	9
Postretirement benefit expense	(118)	—	(118)
Financing costs	(123)	—	(123)
Equity in (profit) loss of unconsolidated affiliated companies	(1)	—	(1)
Currency	3	—	3
Other income/expense methodology differences	(71)	—	(71)
Other methodology differences	—	(4)	(4)
Total consolidated profit before taxes	$1,180	$240	$1,420

Three Months Ended June 30, 2013
Total profit from reportable segments	$1,845	$233	$2,078
All Other operating segments	208	—	208
Cost centers	17	—	17
Corporate costs	(390)	—	(390)
Timing	(60)	—	(60)
Restructuring costs	(28)	—	(28)
Methodology differences:
Inventory/cost of sales	(67)	—	(67)
Postretirement benefit expense	(166)	—	(166)
Financing costs	(117)	—	(117)
Equity in (profit) loss of unconsolidated affiliated companies	1	—	1
Currency	(54)	—	(54)
Other income/expense methodology differences	(68)	—	(68)
Other methodology differences	2	(3)	(1)
Total consolidated profit before taxes	$1,123	$230	$1,353

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2014
Total profit from reportable segments	$3,480	$484	$3,964
All Other operating segments	458	—	458
Cost centers	74	—	74
Corporate costs	(793)	—	(793)
Timing	(80)	—	(80)
Restructuring costs	(263)	—	(263)
Methodology differences:
Inventory/cost of sales	23	—	23
Postretirement benefit expense	(220)	—	(220)
Financing costs	(237)	—	(237)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	(23)	—	(23)
Other income/expense methodology differences	(131)	—	(131)
Other methodology differences	(4)	(4)	(8)
Total consolidated profit before taxes	$2,282	$480	$2,762

Six Months Ended June 30, 2013
Total profit from reportable segments	$3,123	$506	$3,629
All Other operating segments	413	—	413
Cost centers	57	—	57
Corporate costs	(740)	—	(740)
Timing	(6)	—	(6)
Restructuring costs	(35)	—	(35)
Methodology differences:
Inventory/cost of sales	(103)	—	(103)
Postretirement benefit expense	(331)	—	(331)
Financing costs	(241)	—	(241)
Currency	(39)	—	(39)
Other income/expense methodology differences	(120)	—	(120)
Other methodology differences	(18)	14	(4)
Total consolidated profit before taxes	$1,960	$520	$2,480

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended June 30, 2014
Construction Industries	$674	$(96)	$578
Resource Industries	133	(10)	123
Energy & Transportation	1,009	(3)	1,006
Financial Products Segment	244	—	244
All Other operating segments	223	(2)	221
Total	$2,283	$(111)	$2,172

Three Months Ended June 30, 2013
Construction Industries	$368	$(1)	$367
Resource Industries	524	(7)	517
Energy & Transportation	953	(4)	949
Financial Products Segment	233	—	233
All Other operating segments	208	(14)	194
Total	$2,286	$(26)	$2,260

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Six Months Ended June 30, 2014
Construction Industries	$1,362	$(227)	$1,135
Resource Industries	282	(21)	261
Energy & Transportation	1,836	(6)	1,830
Financial Products Segment	484	—	484
All Other operating segments	458	(6)	452
Total	$4,422	$(260)	$4,162

Six Months Ended June 30, 2013
Construction Industries	$596	$(3)	$593
Resource Industries	983	(9)	974
Energy & Transportation	1,544	(6)	1,538
Financial Products Segment	506	—	506
All Other operating segments	413	(15)	398
Total	$4,042	$(33)	$4,009

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2014
Total assets from reportable segments	$24,948	$38,342	$—	$63,290
All Other operating segments	2,709	—	—	2,709
Items not included in segment assets:
Cash and short-term investments	6,615	—	—	6,615
Intercompany receivables	1,187	—	(1,187)	—
Investment in Financial Products	4,934	—	(4,934)	—
Deferred income taxes	2,533	—	(475)	2,058
Goodwill and intangible assets	3,878	—	—	3,878
Property, plant and equipment – net and other assets	1,665	—	—	1,665
Operating lease methodology difference	(209)	—	—	(209)
Liabilities included in segment assets	10,551	—	—	10,551
Inventory methodology differences	(2,461)	—	—	(2,461)
Other	(130)	(68)	(71)	(269)
Total assets	$56,220	$38,274	$(6,667)	$87,827

December 31, 2013
Total assets from reportable segments	$26,488	$36,980	$—	$63,468
All Other operating segments	2,973	—	—	2,973
Items not included in segment assets:
Cash and short-term investments	4,597	—	—	4,597
Intercompany receivables	1,219	—	(1,219)	—
Investment in Financial Products	4,798	—	(4,798)	—
Deferred income taxes	2,541	—	(525)	2,016
Goodwill and intangible assets	3,582	—	—	3,582
Property, plant and equipment – net and other assets	1,175	—	—	1,175
Operating lease methodology difference	(273)	—	—	(273)
Liabilities included in segment assets	10,357	—	—	10,357
Inventory methodology differences	(2,539)	—	—	(2,539)
Other	(214)	(135)	(111)	(460)
Total assets	$54,704	$36,845	$(6,653)	$84,896

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2014
Total depreciation and amortization from reportable segments	$462	$217	$679
Items not included in segment depreciation and amortization:
All Other operating segments	73	—	73
Cost centers	38	—	38
Other	(7)	6	(1)
Total depreciation and amortization	$566	$223	$789

Three Months Ended June 30, 2013
Total depreciation and amortization from reportable segments	$448	$188	$636
Items not included in segment depreciation and amortization:
All Other operating segments	76	—	76
Cost centers	37	—	37
Other	5	7	12
Total depreciation and amortization	$566	$195	$761

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2014
Total depreciation and amortization from reportable segments	$925	$436	$1,361
Items not included in segment depreciation and amortization:
All Other operating segments	139	—	139
Cost centers	75	—	75
Other	(17)	12	(5)
Total depreciation and amortization	$1,122	$448	$1,570

Six Months Ended June 30, 2013
Total depreciation and amortization from reportable segments	$878	$368	$1,246
Items not included in segment depreciation and amortization:
All Other operating segments	155	—	155
Cost centers	73	—	73
Other	(2)	12	10
Total depreciation and amortization	$1,104	$380	$1,484

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2014
Total capital expenditures from reportable segments	$250	$510	$—	$760
Items not included in segment capital expenditures:
All Other operating segments	56	—	—	56
Cost centers	28	—	—	28
Timing	(38)	—	—	(38)
Other	(27)	28	(11)	(10)
Total capital expenditures	$269	$538	$(11)	$796

Three Months Ended June 30, 2013
Total capital expenditures from reportable segments	$420	$451	$—	$871
Items not included in segment capital expenditures:
All Other operating segments	87	—	—	87
Cost centers	51	—	—	51
Timing	(8)	—	—	(8)
Other	(50)	32	(18)	(36)
Total capital expenditures	$500	$483	$(18)	$965

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2014
Total capital expenditures from reportable segments	$414	$779	$—	$1,193
Items not included in segment capital expenditures:
All Other operating segments	94	—	—	94
Cost centers	49	—	—	49
Timing	229	—	—	229
Other	(48)	52	(34)	(30)
Total capital expenditures	$738	$831	$(34)	$1,535

Six Months Ended June 30, 2013
Total capital expenditures from reportable segments	$724	$771	$—	$1,495
Items not included in segment capital expenditures:
All Other operating segments	151	—	—	151
Cost centers	86	—	—	86
Timing	526	—	—	526
Other	(74)	48	(35)	(61)
Total capital expenditures	$1,413	$819	$(35)	$2,197

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

There were no impaired loans or finance leases as of June 30, 2014 or December 31, 2013, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three and six months ended June 30, 2014 and 2013.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

	June 30, 2014			December 31, 2013
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$20	$20	$—	$23	$22	$—
Europe	46	46	—	48	47	—
Asia Pacific	—	—	—	7	7	—
Mining	42	42	—	134	134	—
Latin America	38	38	—	11	11	—
Caterpillar Power Finance	150	149	—	223	222	—
Total	$296	$295	$—	$446	$443	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$15	$15	$7	$13	$13	$4
Europe	14	14	5	20	19	7
Asia Pacific	17	17	4	16	16	2
Mining	114	114	11	—	—	—
Latin America	10	10	3	23	23	6
Caterpillar Power Finance	89	88	24	110	106	51
Total	$259	$258	$54	$182	$177	$70

Total Impaired Loans and Finance Leases
Customer
North America	$35	$35	$7	$36	$35	$4
Europe	60	60	5	68	66	7
Asia Pacific	17	17	4	23	23	2
Mining	156	156	11	134	134	—
Latin America	48	48	3	34	34	6
Caterpillar Power Finance	239	237	24	333	328	51
Total	$555	$553	$54	$628	$620	$70

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$22	$—	$28	$2
Europe	47	—	45	—
Asia Pacific	4	—	5	—
Mining	87	1	4	—
Latin America	37	—	9	—
Caterpillar Power Finance	162	1	287	1
Total	$359	$2	$378	$3

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$13	$—	$17	$—
Europe	16	—	21	—
Asia Pacific	13	1	16	—
Mining	73	2	2	—
Latin America	17	—	41	—
Caterpillar Power Finance	63	—	151	—
Total	$195	$3	$248	$—

Total Impaired Loans and Finance Leases
Customer
North America	$35	$—	$45	$2
Europe	63	—	66	—
Asia Pacific	17	1	21	—
Mining	160	3	6	—
Latin America	54	—	50	—
Caterpillar Power Finance	225	1	438	1
Total	$554	$5	$626	$3

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$23	$1	$28	$3
Europe	47	—	45	—
Asia Pacific	5	—	5	—
Mining	107	3	3	—
Latin America	26	—	9	—
Caterpillar Power Finance	188	3	286	1
Total	$396	$7	$376	$4

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$11	$—	$20	$—
Europe	18	—	24	1
Asia Pacific	14	1	17	1
Mining	51	2	1	—
Latin America	20	—	38	1
Caterpillar Power Finance	75	1	139	—
Total	$189	$4	$239	$3

Total Impaired Loans and Finance Leases
Customer
North America	$34	$1	$48	$3
Europe	65	—	69	1
Asia Pacific	19	1	22	1
Mining	158	5	4	—
Latin America	46	—	47	1
Caterpillar Power Finance	263	4	425	1
Total	$585	$11	$615	$7

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

As of June 30, 2014 and December 31, 2013, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2014	December 31, 2013
Customer
North America	$27	$26
Europe	30	28
Asia Pacific	80	50
Mining	26	23
Latin America	192	179
Caterpillar Power Finance	118	119
Total	$473	$425

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	June 30, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$34	$9	$31	$74	$6,865	$6,939	$5
Europe	45	25	35	105	2,860	2,965	10
Asia Pacific	67	33	94	194	2,699	2,893	16
Mining	4	—	12	16	2,119	2,135	—
Latin America	68	46	164	278	2,692	2,970	2
Caterpillar Power Finance	13	—	130	143	3,045	3,188	17
Dealer
North America	—	—	—	—	2,411	2,411	—
Europe	—	—	—	—	150	150	—
Asia Pacific	—	—	—	—	626	626	—
Latin America	—	—	—	—	689	689	—
Total	$231	$113	$466	$810	$24,156	$24,966	$50

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,508	$6,581	$—
Europe	26	15	29	70	2,805	2,875	6
Asia Pacific	54	23	59	136	2,752	2,888	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	165	244	2,474	2,718	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	2,283	2,283	—
Europe	—	—	—	—	150	150	—
Asia Pacific	—	—	—	—	583	583	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	748	748	—
Total	$229	$105	$349	$683	$23,378	$24,061	$22

Allowance for credit loss activity
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2014
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$365	$10	$375
Receivables written off	(83)	—	(83)
Recoveries on receivables previously written off	26	—	26
Provision for credit losses	67	—	67
Other	(1)	—	(1)
Balance at end of period	$374	$10	$384

Individually evaluated for impairment	$54	$—	$54
Collectively evaluated for impairment	320	10	330
Ending Balance	$374	$10	$384

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$555	$—	$555
Collectively evaluated for impairment	20,535	3,876	24,411
Ending Balance	$21,090	$3,876	$24,966

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$414	$9	$423
Receivables written off	(179)	—	(179)
Recoveries on receivables previously written off	56	—	56
Provision for credit losses	83	1	84
Other	(9)	—	(9)
Balance at end of year	$365	$10	$375

Individually evaluated for impairment	$70	$—	$70
Collectively evaluated for impairment	295	10	305
Ending Balance	$365	$10	$375

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$628	$—	$628
Collectively evaluated for impairment	19,668	3,765	23,433
Ending Balance	$20,296	$3,765	$24,061

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2014			December 31, 2013
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$6,912	$2,411	$9,323	$6,555	$2,283	$8,838
Europe	2,935	150	3,085	2,847	150	2,997
Asia Pacific	2,813	626	3,439	2,838	583	3,421
Mining	2,109	—	2,109	2,120	1	2,121
Latin America	2,778	689	3,467	2,539	748	3,287
Caterpillar Power Finance	3,070	—	3,070	2,972	—	2,972
Total Performing	$20,617	$3,876	$24,493	$19,871	$3,765	$23,636

Non-Performing
North America	$27	$—	$27	$26	$—	$26
Europe	30	—	30	28	—	28
Asia Pacific	80	—	80	50	—	50
Mining	26	—	26	23	—	23
Latin America	192	—	192	179	—	179
Caterpillar Power Finance	118	—	118	119	—	119
Total Non-Performing	$473	$—	$473	$425	$—	$425

Performing & Non-Performing
North America	$6,939	$2,411	$9,350	$6,581	$2,283	$8,864
Europe	2,965	150	3,115	2,875	150	3,025
Asia Pacific	2,893	626	3,519	2,888	583	3,471
Mining	2,135	—	2,135	2,143	1	2,144
Latin America	2,970	689	3,659	2,718	748	3,466
Caterpillar Power Finance	3,188	—	3,188	3,091	—	3,091
Total	$21,090	$3,876	$24,966	$20,296	$3,765	$24,061

Troubled Debt Restructurings
A restructuring of a loan or finance lease receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties.  Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

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

There were no loans or finance lease receivables modified as TDRs during the three and six months ended June 30, 2014 or 2013 for the Dealer portfolio segment.

Loan and finance lease receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2014 and 2013, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	1	$—	$—	22	$2	$3
Europe	5	2	2	8	1	1
Mining	1	32	23	—	—	—
Latin America	1	—	—	6	1	1
Caterpillar Power Finance [1]	5	35	34	—	—	—
Total [2]	13	$69	$59	36	$4	$5

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	4	$2	$2	32	$4	$5
Europe	8	7	7	8	1	1
Mining	2	43	33	—	—	—
Latin America	2	29	28	6	1	1
Caterpillar Power Finance [1]	6	36	35	4	36	37
Total [2]	22	$117	$105	50	$42	$44

[1]
During the three and six months ended June 30, 2014, there were no additional funds subsequently loaned to a borrower whose terms had been modified in a TDR. During the three and six months ended June 30, 2013, $7 million and $12 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $7 million and $12 million of additional funds are not reflected in the table above as no incremental modifications have been made with the borrower during the period presented.  At June 30, 2014, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $2 million.

[2]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	—	$—	5	$1
Total	—	$—	5	$1

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	7	$1	13	$3
Europe	7	1	—	—
Caterpillar Power Finance	—	—	2	3
Total	14	$2	15	$6

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2014 and December 31, 2013 are summarized below:

(Millions of dollars)	June 30, 2014
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	104	—	104
Corporate bonds
Corporate bonds	—	715	—	715
Asset-backed securities	—	100	—	100
Mortgage-backed debt securities
U.S. governmental agency	—	313	—	313
Residential	—	17	—	17
Commercial	—	74	—	74
Equity securities
Large capitalization value	257	—	—	257
Smaller company growth	53	—	—	53
Total available-for-sale securities	320	1,323	—	1,643
Derivative financial instruments, net	—	122	—	122
Total Assets	$320	$1,445	$—	$1,765
Liabilities
Guarantees	$—	$—	$12	$12
Total Liabilities	$—	$—	$12	$12

(Millions of dollars)	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	120	—	120
Corporate bonds
Corporate bonds	—	633	—	633
Asset-backed securities	—	72	—	72
Mortgage-backed debt securities
U.S. governmental agency	—	321	—	321
Residential	—	18	—	18
Commercial	—	93	—	93
Equity securities
Large capitalization value	254	—	—	254
Smaller company growth	49	—	—	49
Total available-for-sale securities	313	1,257	—	1,570
Derivative financial instruments, net	—	161	—	161
Total Assets	$313	$1,418	$—	$1,731
Liabilities
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$—	$13	$13

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2014 and 2013.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2013	$13
Issuance of guarantees	—
Expiration of guarantees	(1)
Balance at June 30, 2014	$12

Balance at December 31, 2012	$14
Issuance of guarantees	6
Expiration of guarantees	(6)
Balance at June 30, 2013	$14

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $179 million and $81 million as of June 30, 2014 and December 31, 2013, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	June 30, 2014				December 31, 2013
(Millions of dollars)	Carrying Amount		Fair Value		Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,927		$7,927		$6,081	$6,081	1
Restricted cash and short-term investments	505	[1]	505	[1]	53	53	1
Available-for-sale securities	1,643		1,643		1,570	1,570	1 & 2	Note 8
Finance receivables – net (excluding finance leases 2)	16,714		16,495		16,049	15,913	2	Note 16
Wholesale inventory receivables – net (excluding finance leases 2)	1,686		1,603		1,529	1,467	2	Note 16
Foreign currency contracts – net	26		26		45	45	2	Note 4
Interest rate swaps – net	93		93		116	116	2	Note 4
Commodity contracts – net	3		3		—	—	2	Note 4

Liabilities
Short-term borrowings	5,554		5,554		3,679	3,679	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	10,004		11,611		8,759	9,905	2
Financial Products	24,685		25,327		25,312	25,849	2
Guarantees	12		12		13	13	3	Note 10

[1]	Includes short-term investments of $410 million invested in during the second quarter of 2014, which mature in the fourth quarter of 2014.

[2]	Total excluded items have a net carrying value at June 30, 2014 and December 31, 2013 of $8,331 million and $8,053 million, respectively.

18.	Acquisitions

ERA Mining Machinery Limited (Siwei)

During the second quarter of 2012, Caterpillar, through its wholly-owned subsidiary Caterpillar (Luxembourg) Investment Co. S.A. (CAT Lux), completed a tender offer to acquire the issued shares of ERA Mining Machinery Limited (Siwei), including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd. In the fourth quarter of 2013, Siwei was renamed Caterpillar (Zhengzhou) Ltd. The tender offer allowed Siwei shareholders to choose between two types of consideration in exchange for their shares. The alternatives were either cash consideration or a loan note issued by CAT Lux to the former shareholders of Siwei. Approximately 4 billion Siwei shares were tendered for the cash alternative and approximately 1.6 billion Siwei shares were tendered for the loan note alternative.

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

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. In the second quarter of 2014, we recorded an impairment charge of $4 million related to disposal groups being sold to Caterpillar dealers. Fair value was determined based upon the negotiated sales price. The impairment was recorded in Other operating (income) expenses and included in the Resource Industries segment. The portions of the distribution business that were sold were not material to our results of operations, financial position or cash flow.

We completed three sale transactions during the first quarter of 2014 and fifteen during the second quarter of 2014 whereby portions of the Bucyrus distribution business were sold to Caterpillar dealers for an aggregate price of $157 million. For the first half of 2014, after-tax profit was unfavorably impacted by $17 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $18 million of income related to the sales transactions, a net unfavorable adjustment of $8 million related to prior sale transactions (both included in Other operating (income) expenses), costs incurred related to the Bucyrus distribution divestiture activities of $20 million (included in Selling, general and administrative expenses) and income tax of $7 million.

Assets sold in the first half of 2014 primarily consisted of customer relationship intangibles of $62 million, allocated goodwill of $56 million and inventory of $12 million related to the divested portions of the Bucyrus distribution business.

As of June 30, 2014, one divestiture transaction was classified as held for sale and is expected to close in 2014. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

The major classes of assets held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	June 30, 2014	December 31, 2013

Inventories	$5	$14
Current assets	$5	$14

Property, plant and equipment – net	$4	$5
Intangible assets	1	44
Goodwill	1	45
Non-current assets	$6	$94

20.                              Restructuring Costs

For the three and six months ended June 30, 2014, we recognized $114 million and $263 million, respectively, of restructuring costs in Other operating (income) expenses in the Consolidated Statement of Results of Operations, which included $107 million of employee separation costs and $7 million of long-lived asset impairments and other restructuring costs for the three months ended June 30, 2014 and $249 million of employee separation costs and $14 million of long-

lived asset impairments and other restructuring costs for the six months ended June 30, 2014. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium facility. For the three and six months ended June 30, 2013, we recognized $28 million and $35 million, respectively, of restructuring costs, which included $16 million of employee separation costs and $12 million of long-lived asset impairments for the three months ended June 30, 2013 and $23 million of employee separation costs and $12 million of long-lived asset impairments for the six months ended June 30, 2013. For the first six months of 2013, costs primarily related to separation programs in North America and Europe.

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

The following table summarizes the 2013 and 2014 employee separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	151
Reduction in liability (payments and other adjustments)	(91)
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	249
Reduction in liability (payments and other adjustments)	(114)
Liability balance at June 30, 2014	$224

The remaining liability balances as of June 30, 2014 represent costs for employees who have not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium facility. This restructuring plan is designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action will include reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. We expect to recognize substantially all of these separation-related charges throughout 2014. For the three and six months ended June 30, 2014, we recognized $87 million and $215 million, respectively, of employee separation costs relating to this restructuring plan. The majority of these costs will be paid throughout the remainder of 2014.

21.                              Subsequent Event

In July 2014, we entered into definitive agreements with Société Générale to purchase shares of our common stock under accelerated stock repurchase transactions (July 2014 ASR Agreements). Pursuant to the terms of the July 2014 ASR Agreements, we have agreed to repurchase a total of $2.5 billion of our common stock from Société Générale, with an immediate delivery of approximately 22 million shares. The final number of shares to be repurchased and the aggregate cost per share to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transactions, which are expected to be completed in September 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Second-quarter 2014 sales and revenues were $14.150 billion, a 3 percent decrease from second-quarter 2013 sales and revenues of $14.621 billion. Profit per share for the second quarter of 2014 was $1.57, an 8 percent increase from second-quarter 2013 profit per share of $1.45. Profit was $999 million in the quarter, an increase of 4 percent from $960 million in the second quarter of 2013.

Sales and revenues for the six months ended June 30, 2014 were $27.391 billion, down $440 million, or 2 percent, from $27.831 billion for the six months ended June 30, 2013. Profit per share for the six months ended June 30, 2014 was $3.00, a 9 percent increase from the six months ended June 30, 2013 profit per share of $2.76. Profit was $1.921 billion in the six months ended June 30, 2014, an increase of 4 percent from $1.840 billion for the six months ended June 30, 2013.

Highlights for the second quarter of 2014 include:

▪
Second-quarter sales and revenues were $14.150 billion, compared with $14.621 billion in the second quarter of 2013. Decreases in Resource Industries’ sales were partially offset by increases in Construction Industries’ sales. Energy & Transportation’s sales and Financial Products’ revenues were about flat.

▪	Restructuring costs were $114 million in the second quarter of 2014 with an after-tax impact of $0.12 per share.

▪	Profit per share was $1.57 in the second quarter of 2014 and excluding restructuring costs of $0.12 per share was $1.69 per share. Profit in the second quarter of 2013 was $1.45 per share.

▪	Machinery, Energy & Transportation (ME&T) operating cash flow was $2.064 billion in the second quarter of 2014, compared with $3.049 billion in the second quarter of 2013.

▪	ME&T debt-to-capital ratio was 32.5 percent compared with 29.7 percent at the end of 2013.

▪
Caterpillar announced its intention to repurchase $2.5 billion of Caterpillar common stock during the third quarter of 2014. This repurchase is part of the $10 billion stock repurchase authorization previously approved by the Board of Directors in the first quarter of 2014.

Highlights for the six months ended June 30, 2014 include:

▪
Sales and revenues for the six months ended June 30, 2014 were $27.391 billion, compared with $27.831 billion for the six months ended June 30, 2013. Sales decreases in Resource Industries were nearly offset by increases in Construction Industries and Energy & Transportation. Financial Products’ revenues were about flat.

▪	Restructuring costs were $263 million for the six months ended June 30, 2014 with an after-tax impact of $0.30 per share.

▪
Profit per share was $3.00 for the six months ended June 30, 2014 and excluding restructuring costs of $0.30 per share was $3.30 per share. Profit per share was $2.76 for the six months ended June 30, 2013.

▪	ME&T operating cash flow was $3.942 billion for the six months ended June 30, 2014, compared with $4.138 billion for the six months ended June 30, 2013.

Notes:

•	Glossary of terms is included on pages 72-74; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 83.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2013

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2013 (at left) and the second quarter of 2014 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $14.150 billion in the second quarter of 2014, down $471 million or 3 percent from the second quarter of 2013.
When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reasons for the change: Sales volume decreased $610 million primarily due to lower volume in Resource Industries, partially offset by higher volume in Construction Industries. The sales volume decrease was partially offset by favorable price realization.

The volume decrease was primarily the result of lower end-user demand for mining equipment in Resource Industries, as customers are continuing to reduce their capital expenditures. This decrease was partially offset by the favorable impact of changes in dealer machine and engine inventories, as dealers reduced inventories about $500 million in the second quarter of 2014 compared to a decrease of more than $1 billion in the second quarter of 2013. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. We expect that dealers will continue to decrease inventories for both construction and mining equipment in the third and fourth quarters of 2014, as dealers are satisfying more demand from inventory. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Aftermarket parts sales were about flat with the second quarter of 2013.

•
Sales by geographic region: Sales declines in Asia/Pacific and Latin America were partially offset by an increase in North America. Asia/Pacific sales declined 14 percent as a result of weak mining sales across the region, timing of large Energy & Transportation projects and a slowing construction equipment industry in China. Sales decreased in Latin America 16 percent, primarily due to lower end-user demand for mining equipment. In North America, sales increased 6 percent, primarily due to improving demand for construction equipment in the United States. Sales into EAME were about flat as lower end-user demand was about offset by the absence of unfavorable changes in dealer inventory during the second quarter of 2013. While EAME sales were about flat, the impact from strengthening economic conditions in Europe was about offset by sales declines in the CIS and Africa/Middle East. We believe the sales declines in the CIS were due to the effects of ongoing political unrest on economic activity in the region, and the declines in Africa/Middle East were primarily due to lower mining sales.

•
Sales by segment: Sales decreases in Resource Industries were partially offset by increases in Construction Industries’ sales. Resource Industries’ sales decreased 29 percent, primarily due to lower end-user demand for mining equipment. Construction Industries’ sales increased 11 percent, primarily due to the favorable impact of changes in dealer inventories and increases in dealer deliveries to end users. Energy & Transportation’s sales and Financial Products segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2013 (at left) and the second quarter of 2014 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the second quarter of 2014 was $1.475 billion, down $82 million or 5 percent from the second quarter of 2013. Restructuring costs in the second quarter of 2014 were $114 million compared with $28 million in the second quarter of 2013, an increase of $86 million. The second quarter of 2014 restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility. Excluding restructuring costs, operating profit was about flat as lower sales volume and the absence of a $135 million gain related to a settlement with previous owners of Caterpillar (Zhengzhou) Ltd. were about offset by lower manufacturing costs and favorable price realization.
Manufacturing costs decreased $110 million. The improvement was primarily due to favorable changes in cost absorption as inventory decreased significantly in the second quarter of 2013 compared with a modest increase in the second quarter of 2014. Material costs were also favorable. These items were partially offset by higher period manufacturing costs and increased warranty expense. The increase in period manufacturing costs was primarily driven by higher incentive compensation expense. SG&A and R&D expenses were about flat despite an increase in incentive compensation expense.
The second-quarter short-term incentive compensation expense related to 2014 was about $360 million, and we expect the full-year expense will be about $1.2 billion. Short-term incentive compensation expense in the second quarter of 2013 was about $125 million, and the full-year 2013 was about $545 million. Short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.
Other Profit/Loss Items

•
Other income/expense was income of $65 million compared with expense of $84 million in the second quarter of 2013. The change was primarily due to the favorable net impact from currency translation and hedging gains and losses. Translation and hedging losses in the second quarter of 2013 totaled $134 million. In the second quarter of 2014, translation and hedging gains were $17 million.

•
The provision for income taxes in the second quarter of 2014 reflects an estimated annual tax rate of 29.5 percent compared with 29 percent for the second quarter of 2013. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2014
Construction Industries [1]	$5,407	11%	$2,402	20%	$711	1%	$1,192	14%	$1,102	(2)%
Resource Industries [2]	2,241	(29)%	866	(9)%	342	(40)%	523	(35)%	510	(37)%
Energy & Transportation [3]	5,175	(2)%	2,259	2%	470	(17)%	1,406	4%	1,040	(8)%
All Other Segments [4]	583	(7)%	369	—%	71	13%	83	(26)%	60	(25)%
Corporate Items and Eliminations	(15)	—	(15)		1		(2)		1
Machinery, Energy & Transportation Sales	13,391	(4)%	5,881	6%	1,595	(16)%	3,202	(3)%	2,713	(14)%

Financial Products Segment	834	3%	448	7%	117	7%	121	1%	148	(7)%
Corporate Items and Eliminations	(75)		(41)		(13)		(8)		(13)
Financial Products Revenues	759	3%	407	8%	104	5%	113	1%	135	(8)%

Consolidated Sales and Revenues	$14,150	(3)%	$6,288	7%	$1,699	(15)%	$3,315	(3)%	$2,848	(13)%

Second Quarter 2013
Construction Industries [1]	$4,875		$2,008		$701		$1,045		$1,121
Resource Industries [2]	3,135		948		573		802		812
Energy & Transportation [3]	5,263		2,215		568		1,352		1,128
All Other Segments [4]	624		369		63		112		80
Corporate Items and Eliminations	(11)		(14)		1		1		1
Machinery, Energy & Transportation Sales	13,886		5,526		1,906		3,312		3,142

Financial Products Segment	806		418		109		120		159
Corporate Items and Eliminations	(71)		(41)		(10)		(8)		(12)
Financial Products Revenues	735		377		99		112		147

Consolidated Sales and Revenues	$14,621		$5,903		$2,005		$3,424		$3,289

[1]	Does not include inter-segment sales of $56 million and $91 million in second quarter 2014 and 2013, respectively.

[2]	Does not include inter-segment sales of $145 million and $126 million in second quarter 2014 and 2013, respectively.

[3]	Does not include inter-segment sales of $586 million and $461 million in second quarter 2014 and 2013, respectively.

[4]	Does not include inter-segment sales of $890 million and $830 million in second quarter 2014 and 2013, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2013	Sales Volume	Price Realization	Currency	Other	Second Quarter 2014	$ Change	% Change

Construction Industries	$4,875	$511	$58	$(37)	$—	$5,407	$532	11%
Resource Industries	3,135	(875)	(15)	(4)	—	2,241	(894)	(29)%
Energy & Transportation	5,263	(186)	48	50	—	5,175	(88)	(2)%
All Other Segments	624	(55)	14	—	—	583	(41)	(7)%
Corporate Items and Eliminations	(11)	(5)	3	(2)	—	(15)	(4)
Machinery, Energy & Transportation Sales	13,886	(610)	108	7	—	13,391	(495)	(4)%

Financial Products Segment	806	—	—	—	28	834	28	3%
Corporate Items and Eliminations	(71)	—	—	—	(4)	(75)	(4)
Financial Products Revenues	735	—	—	—	24	759	24	3%

Consolidated Sales and Revenues	$14,621	$(610)	$108	$7	$24	$14,150	$(471)	(3)%

Operating Profit by Segment
(Millions of dollars)	Second Quarter 2014	Second Quarter 2013	$ Change	% Change
Construction Industries	$674	$368	$306	83%
Resource Industries	133	524	(391)	(75)%
Energy & Transportation	1,009	953	56	6%
All Other Segments	223	208	15	7%
Corporate Items and Eliminations	(722)	(666)	(56)
Machinery, Energy & Transportation	1,317	1,387	(70)	(5)%

Financial Products Segment	244	233	11	5%
Corporate Items and Eliminations	(12)	8	(20)
Financial Products	232	241	(9)	(4)%
Consolidating Adjustments	(74)	(71)	(3)
Consolidated Operating Profit	$1,475	$1,557	$(82)	(5)%

Construction Industries
Construction Industries’ sales were $5.407 billion in the second quarter of 2014, an increase of $532 million, or 11 percent, from the second quarter of 2013. The sales increase was primarily due to higher sales volume in North America. Price realization was also favorable. Sales of new equipment increased, and sales of aftermarket parts were about flat.

•
The sales volume increase was primarily related to favorable changes in dealer inventories as dealers lowered their inventories more significantly in the second quarter of 2013 than in the second quarter of 2014. Generally, dealer inventories decline in the second quarter due to seasonal selling patterns. Additionally, dealer deliveries to end users increased primarily due to higher demand in North America, partially offset by lower demand in Asia/Pacific.

Sales increased in North America and EAME and were about flat in Latin America and Asia/Pacific.

•
In North America, the sales increase was primarily due to higher dealer deliveries to end users resulting from an increase in construction-related spending in the United States. Although still below the 2006 peak, construction-related sales are improving in the United States.

•	In EAME, higher sales were primarily due to favorable changes in dealer inventories as dealers increased inventory in the second quarter of 2014 and decreased inventory in the second quarter of 2013.

•	In Asia/Pacific, sales were about flat as lower deliveries to end users due to weaker economic conditions across the region were about offset by the favorable impact of changes in dealer inventories.
Construction Industries’ profit was $674 million in the second quarter of 2014, compared with $368 million in the second quarter of 2013. The increase in profit was primarily due to higher sales volume, the favorable impact of currency, improved price realization and lower manufacturing costs.

Manufacturing costs improved primarily due to lower material costs and favorable changes in cost absorption resulting from a significantly larger decrease in inventory during the second quarter of 2013 than in the second quarter of 2014. These favorable impacts were partially offset by increased depreciation and incentive compensation expense.
SG&A and R&D expenses were about flat despite the increase in sales volume and higher incentive compensation expense.
Resource Industries
Resource Industries’ sales were $2.241 billion in the second quarter of 2014, a decrease of $894 million, or 29 percent, from the second quarter of 2013. Sales declined in all geographic regions primarily due to lower end-user demand partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce machine inventories worldwide during the second quarter of 2014, the reductions were much less significant than in the second quarter of 2013. Although prices of most mined commodities remained above investment thresholds, customers in all geographic regions have reduced spending across the mining industry. We believe that mining companies are increasing productivity at existing mines, rather than investing in expansions or new mine openings, which results in lower demand for our mining products. New orders for mining equipment continued to be weak in the quarter.
Aftermarket part sales declined in Asia/Pacific and EAME and were about flat in Latin America and North America. We believe some companies are continuing to delay maintenance and rebuild activities.
Resource Industries' sales in the second quarter of 2014 were up slightly for both new equipment and aftermarket parts compared to the first quarter of 2014. We have not yet seen signs that an upturn in mining is going to occur this year. The mining industry remains weak and quoting activity and order rates remain at low levels. While we have not seen evidence of an upturn in the industry, because of the low level of sales of new equipment, we believe the likelihood of a significant decline from current levels is limited.
Resource Industries’ profit was $133 million in the second quarter of 2014 compared with $524 million in the second quarter of 2013. The decrease was primarily the result of lower sales volume and the absence of a $135 million gain related to the settlement with previous owners of Caterpillar (Zhengzhou) Ltd., partially offset by an improvement in manufacturing costs.
The improvement in manufacturing costs was primarily driven by favorable changes in cost absorption as inventory remained about flat during the second quarter of 2014, compared with a decrease in inventory during the second quarter of 2013. Material costs were also favorable. These improvements were partially offset by increased warranty expense.
SG&A and R&D expenses were about flat as cost cutting measures offset higher incentive compensation expense.
Energy & Transportation
Energy & Transportation’s sales were $5.175 billion in the second quarter of 2014, about flat with the second quarter of 2013. Sales decreased slightly into power generation applications and were about flat for transportation, industrial and oil and gas applications. While overall sales were about flat, sales of aftermarket parts increased.

•
Power Generation - Sales decreased in North America and EAME and were about flat in Latin America and Asia/Pacific. The decline in North America and EAME was due to lower end-user demand resulting primarily from the timing of large projects.

•
Oil and Gas - Sales were about flat, as increases in North America and EAME were about offset by decreases in Asia/Pacific and Latin America. In North America, higher sales were primarily the result of increased demand for gas compression and well servicing. The increase in sales in EAME, as well as the declines in Asia/Pacific and Latin America, were primarily due to the timing of large turbine projects.

•	Industrial and Transportation - Sales for both applications were about flat across all geographic regions.
Due to the large project nature of many of the Energy & Transportation end markets, the timing of these projects can vary causing volatility in our sales.
Energy & Transportation’s profit was $1.009 billion in the second quarter of 2014, compared with $953 million in the second quarter of 2013. The increase was primarily due to favorable price realization.
Manufacturing costs were about flat as the favorable impact of cost absorption and lower material costs were about offset by increased period manufacturing costs, including higher incentive compensation expense. The favorable impact of cost absorption resulted from an increase in inventory in the second quarter of 2014 compared to a decrease in inventory in the second quarter of 2013.
SG&A and R&D expenses were about flat as reduced program spending offset higher incentive compensation expense.

Financial Products Segment
Financial Products’ revenues were $834 million, an increase of $28 million, or 3 percent, from the second quarter of 2013. The increase was primarily due to the favorable impact from higher average earning assets in North America, EAME and Latin America, partially offset by a decrease in Asia/Pacific.
Financial Products’ profit was $244 million in the second quarter of 2014, compared with $233 million in the second quarter of 2013. The increase was primarily due to the absence of a $23 million currency loss in the second quarter of 2013 and a $17 million favorable impact from higher average earning assets. These increases were partially offset by the absence of $23 million in favorable reserve adjustments in the second quarter of 2013 at Insurance Services.
At the end of the second quarter of 2014, past dues at Cat Financial were 2.63 percent compared with 2.44 percent at the end of the first quarter of 2014, 2.37 percent at the end of 2013 and 2.64 percent at the end of the second quarter of 2013. The increase in past dues from the first quarter of 2014 and the end of 2013 reflects higher past dues in Cat Financial’s Latin American, Asia/Pacific, and European portfolios. Write-offs, net of recoveries, were $19 million for the second quarter of 2014, compared with $27 million for the second quarter of 2013.
As of June 30, 2014, Cat Financial's allowance for credit losses totaled $387 million, or 1.27 percent of net finance receivables, compared with $373 million or 1.25 percent of net finance receivables as of March 31, 2014 and $378 million or 1.30 percent of net finance receivables at year-end 2013. The allowance for credit losses as of June 30, 2013, was $422 million or 1.46 percent of net finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $734 million in the second quarter of 2014, an increase of $76 million from the second quarter of 2013. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost and currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The increase in expense from the second quarter of 2013 was primarily due to restructuring costs and the unfavorable impact of currency. Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. These unfavorable items were partially offset by other methodology differences and decreased retirement benefit costs.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2013

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2013 (at left) and the six months ended June 30, 2014 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $27.391 billion in the six months ended June 30, 2014, down $440 million or 2 percent from the six months ended June 30, 2013. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reasons for the change: Sales volume decreased $454 million due to lower volume in Resource Industries, partially offset by higher volume in Construction Industries and Energy & Transportation. In addition, currency was unfavorable $136 million primarily due to the Japanese yen and Brazilian real, partially offset by the euro. Sales in yen and real translated into fewer U.S. dollars while the euro translated into more U.S. dollars.

The volume decrease was primarily the result of lower end-user demand for mining equipment in Resource Industries, as customers are continuing to reduce their capital expenditures. This unfavorable impact was partially offset by the favorable impact of changes in dealer machine and engine inventories, as dealers increased inventories about $200 million in the six months ended June 30, 2014 compared to a decrease of nearly $2 billion in the six months ended June 30, 2013. We expect that dealers will decrease inventories for both construction and mining equipment in the third and fourth quarters of 2014, as dealers satisfy more demand from inventory. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Aftermarket parts sales were about flat as declines in Resource Industries were offset by increases in Energy & Transportation.

•
Sales by geographic region: Sales declines in Asia/Pacific and Latin America were about offset by sales increases in North America. In Asia/Pacific sales decreased 13 percent primarily due to lower end user demand for mining equipment partially offset by the favorable impact of changes in dealer inventories. Sales declined 16 percent in Latin America primarily due to lower end user demand for mining equipment. Sales increases in North America were primarily due to higher end user demand for construction and oil and gas equipment and the favorable impact of dealer inventory changes primarily related to Construction Industries.

Sales were about flat in EAME, as lower end user demand was about offset by the favorable impact of changes in dealer inventories. While sales in EAME were about flat, the impact from strengthening economic conditions in Europe primarily for Construction Industries was about offset by sales declines in the CIS and Africa/Middle East. We believe the sales declines in the CIS were due to the effects of ongoing political unrest on economic activity in the region, and the declines in Africa/Middle East were primarily due to lower mining sales. The escalation of geo-political events in the region could negatively impact trade overall and the demand for our products.

•
Sales by segment: Sales decreases in Resource Industries were nearly offset by increases in Construction Industries and Energy & Transportation. Resource Industries’ sales declined 33 percent, resulting primarily from weaker demand for mining products, partially offset by the favorable impact of changes in dealer inventories. Construction Industries’ sales increased 15 percent primarily due to the favorable impact of changes in dealer inventories and increased end-user demand. Energy & Transportation’s sales were 3 percent higher. Financial Products segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2013 (at left) and the six months ended June 30, 2014 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the six months ended June 30, 2014 was $2.873 billion, an increase of $98 million from the six months ended June 30, 2013. The increase was primarily the result of lower manufacturing costs, decreased SG&A and R&D expenses, improved price realization and the favorable impact of currency. These favorable impacts were partially offset by higher restructuring costs, lower sales volume and the absence of a gain related to a settlement with the previous owners of Caterpillar (Zhengzhou) Ltd.
Manufacturing costs decreased $340 million. The improvement was primarily due to favorable changes in cost absorption resulting from an increase in inventory during the six months ended June 30, 2014 compared to a significant decrease in the six months ended June 30, 2013, favorable material costs and improved efficiencies. These favorable impacts were partially offset by increased incentive compensation and warranty expenses.
Decreases in SG&A and R&D expenses were primarily due to cost reduction measures, partially offset by higher incentive compensation expense.
The favorable impact of currency was mostly due to the Japanese yen. We have a sizeable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and therefore, a weaker yen provides a benefit.
The unfavorable impact from restructuring costs of $228 million was primarily related to a reduction in workforce at our Gosselies, Belgium, facility.
Short-term incentive compensation expense related to the six months ended June 30, 2014 was about $620 million, compared with about $250 million in the six months ended June 30, 2013.

Other Profit/Loss Items

•
Other income/expense was income of $119 million in the six months ended June 30, 2014 compared with expense of $55 million in the six months ended June 30, 2013. The change was primarily due to the favorable impact of currency translation and hedging gains and losses. Translation and hedging losses in the six months end June 30, 2013, totaled $158 million. In the six months ended June 30, 2014, translation and hedging gains were $14 million.

•
The provision for income taxes for the first six months of 2014 reflects an estimated annual effective tax rate of 29.5 percent compared with 29 percent for the first six months of 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

The provision for income taxes for the first six months of 2014 also includes a charge of $22 million related to prior years’ taxes and interest. This compares to a benefit of $87 million for the first six months of 2013 primarily related to the U.S. research and development tax credit that was retroactively extended for 2012.
Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six Months Ended June 30, 2014
Construction Industries [1]	$10,471	15%	$4,494	27%	$1,297	—%	$2,336	17%	$2,344	4%
Resource Industries [2]	4,364	(33)%	1,591	(11)%	744	(42)%	1,055	(37)%	974	(44)%
Energy & Transportation [3]	9,951	3%	4,341	8%	941	(5)%	2,735	6%	1,934	(6)%
All Other Segments [4]	1,137	—%	706	—%	126	13%	186	(6)%	119	(7)%
Corporate Items and Eliminations	(39)		(32)		(1)		(5)		(1)
Machinery, Energy & Transportation Sales	25,884	(2)%	11,100	11%	3,107	(16)%	6,307	(2)%	5,370	(13)%

Financial Products Segment	1,651	3%	885	8%	226	3%	252	3%	288	(9)%
Corporate Items and Eliminations	(144)		(80)		(24)		(14)		(26)
Financial Products Revenues	1,507	3%	805	8%	202	—%	238	3%	262	(8)%

Consolidated Sales and Revenues	$27,391	(2)%	$11,905	10%	$3,309	(15)%	$6,545	(2)%	$5,632	(13)%

Six Months Ended June 30, 2013
Construction Industries [1]	$9,094		$3,548		$1,297		$2,001		$2,248
Resource Industries [2]	6,488		1,787		1,290		1,669		1,742
Energy & Transportation [3]	9,668		4,030		993		2,588		2,057
All Other Segments [4]	1,141		704		112		197		128
Corporate Items and Eliminations	(21)		(26)		1		2		2
Machinery, Energy & Transportation Sales	26,370		10,043		3,693		6,457		6,177

Financial Products Segment	1,601		821		219		245		316
Corporate Items and Eliminations	(140)		(78)		(16)		(14)		(32)
Financial Products Revenues	1,461		743		203		231		284

Consolidated Sales and Revenues	$27,831		$10,786		$3,896		$6,688		$6,461

[1]	Does not include inter-segment sales of $131 million and $190 million for the six months ended June 30, 2014 and 2013, respectively.

[2]	Does not include inter-segment sales of $258 million and $254 million for the six months ended June 30, 2014 and 2013, respectively.

[3]	Does not include inter-segment sales of $1,136 million and $857 million for the six months ended June 30, 2014 and 2013, respectively.

[4]	Does not include inter-segment sales of $1,722 million and $1,633 million for the six months ended June 30, 2014 and 2013, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2013	Sales Volume	Price Realization	Currency	Other	Six Months Ended June 30, 2014	$ Change	% Change

Construction Industries	$9,094	$1,493	$41	$(157)	$—	$10,471	$1,377	15%
Resource Industries	6,488	(2,065)	(36)	(23)	—	4,364	(2,124)	(33)%
Energy & Transportation	9,668	155	80	48	—	9,951	283	3%
All Other Segments	1,141	(18)	17	(3)	—	1,137	(4)	—%
Corporate Items and Eliminations	(21)	(19)	2	(1)	—	(39)	(18)
Machinery, Energy & Transportation Sales	26,370	(454)	104	(136)	—	25,884	(486)	(2)%

Financial Products Segment	1,601	—	—	—	50	1,651	50	3%
Corporate Items and Eliminations	(140)	—	—	—	(4)	(144)	(4)
Financial Products Revenues	1,461	—	—	—	46	1,507	46	3%

Consolidated Sales and Revenues	$27,831	$(454)	$104	$(136)	$46	$27,391	$(440)	(2)%

Operating Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ Change	% Change
Construction Industries	$1,362	$596	$766	129%
Resource Industries	282	983	(701)	(71)%
Energy & Transportation	1,836	1,544	292	19%
All Other Segments	458	413	45	11%
Corporate Items and Eliminations	(1,382)	(1,146)	(236)
Machinery, Energy & Transportation	2,556	2,390	166	7%

Financial Products Segment	484	506	(22)	(4)%
Corporate Items and Eliminations	(27)	17	(44)
Financial Products	457	523	(66)	(13)%
Consolidating Adjustments	(140)	(138)	(2)
Consolidated Operating Profit	$2,873	$2,775	$98	4%

Construction Industries
Construction Industries’ sales were $10.471 billion in the six months ended June 30, 2014, an increase of $1.377 billion, or 15 percent, from the six months ended June 30, 2013. The sales increase was primarily due to higher sales volume, partially offset by the unfavorable impact of currency. Sales of new equipment increased, and sales of aftermarket parts were about flat.

•
The increase in sales volume was primarily related to changes in dealer inventories. Dealer inventories increased in the six months ended June 30, 2014 compared to a decrease in the six months ended June 30, 2013. The remaining increase in sales volume was primarily due to increased deliveries to end users in North America.

•	The unfavorable currency impact was primarily from a weaker Japanese yen and Brazilian real, as sales in these currencies translated into fewer U.S. dollars.
Sales increased in all geographic regions except in Latin America, where they were about flat.

•
In North America, higher sales were primarily due to higher end-user demand resulting from an increase in construction-related spending in the United States. Although still below the 2006 peak, construction-related sales are improving in the United States. The remaining sales increase was primarily due to the impact of dealer inventory changes, as dealers increased inventory more in the six months ended June 30, 2014 than in the six months ended June 30, 2013.

•
In EAME, higher sales were primarily due to the impact of dealer inventory changes. Dealer machine inventory increased in the six months ended June 30, 2014 compared to a decrease in the six months ended June 30, 2013. In addition, dealer deliveries to end users in Europe increased due to strengthening economic conditions. These increases were partially offset by lower dealer deliveries to end users in Africa/Middle East and the CIS. We believe the declines in these regions were due to the effects of ongoing political unrest on economic activity in the regions.

•
In Asia/Pacific, sales increased slightly primarily due to favorable changes in dealer inventories as the decrease in dealer inventories was less significant in the six months ended June 30, 2014 than in the six months ended June 30, 2013. These favorable impacts were partially offset by the unfavorable impact of currency primarily due to the Japanese yen.

•
While sales in Latin America were about flat, increases in end-user demand primarily related to large government orders in Brazil were about offset by an unfavorable impact of currency from the Brazilian real.

Construction Industries’ profit was $1.362 billion in the six months ended June 30, 2014, compared with $596 million in the six months ended June 30, 2013. The increase in profit was primarily due to higher sales volume, favorable manufacturing costs and the favorable impact of currency.
Manufacturing costs improved primarily due to favorable changes in cost absorption, material costs and efficiencies, partially offset by higher period manufacturing costs. Favorable changes in cost absorption resulted from a significantly larger decrease in inventory during the six months ended June 30, 2013 compared to the six months ended June 30, 2014. The improvement in efficiencies was primarily due to higher production volume. The increases in period manufacturing costs were primarily due to higher depreciation and incentive compensation expenses.
SG&A and R&D expenses were about flat despite the increase in sales volume and higher incentive compensation expense.
While margins on Construction Industries' sales in the six months ended June 30, 2014 were strong, lower margins are expected on Construction Industries' sales for the remainder of 2014 primarily due to lower sales volume primarily in developing countries such as China, the CIS and the Africa/Middle East region. The construction industry in China has softened since the end of the first quarter of 2014, and we expect it to continue to be weaker in the second half of 2014, negatively impacting the demand for our products. In addition, the political problems in the CIS and Africa/Middle East could negatively impact trade and the demand for our products.
Resource Industries
Resource Industries’ sales were $4.364 billion for the six months ended June 30, 2014, a decrease of $2.124 billion, or 33 percent, from the six months ended June 30, 2013 - nearly all from lower sales volume. The sales volume decline was primarily due to lower end-user demand across all geographic regions. Aftermarket part sales also declined, as we believe some companies are delaying maintenance and rebuild activities. These declines were partially offset by favorable changes in dealer machine inventory. While dealers continued to reduce machine inventories worldwide for the six months ended June 30, 2014, the reductions were much less significant than for the six months ended June 30, 2013. We expect that dealers will continue to decrease inventory in the third and fourth quarters of 2014 as dealers are satisfying more customer demand from inventory. Customer demand for mining equipment has not improved, and as a result, dealers need less inventory and are making reductions to align inventory with demand.
Although prices of most mined commodities remained above investment thresholds, customers in all geographic regions have reduced spending across the mining industry. We believe that mining companies are increasing productivity at existing mines, rather than investing in expansions or new mine openings, which results in lower demand for our mining products. New orders for mining equipment continued to be weak for the six months ended June 30, 2014.
Resource Industries' sales in the second quarter of 2014 were up slightly for both new equipment and aftermarket parts compared to the first quarter of 2014. We have not yet seen signs that an upturn in mining is going to occur this year. The mining industry remains weak and quoting activity and order rates remain at low levels. While we have not seen evidence of an upturn in the industry, because of the low level of sales of new equipment, we believe the likelihood of significant decline from current levels is limited.
Resource Industries’ profit was $282 million for the six months ended June 30, 2014 compared with $983 million for the six months ended June 30, 2013. The decrease was primarily the result of lower sales volume and the absence of a $135 million gain related to the settlement with previous owners of Caterpillar (Zhengzhou) Ltd., which was partially offset by an improvement in manufacturing costs and lower SG&A and R&D expenses.
The decrease in manufacturing costs was primarily driven by favorable changes in cost absorption resulting from an increase in inventory for the six months ended June 30, 2014, compared with a decrease in inventory for the six months ended June 30, 2013. Material costs were also favorable.
Despite increased incentive compensation expense, SG&A and R&D expenses were lower primarily due to cost cutting measures implemented in response to lower volumes, including decreased spending for new product introduction programs. In addition, bad debt expense was lower at Caterpillar (Zhengzhou) Ltd.

Energy & Transportation
Energy & Transportation’s sales were $9.951 billion for the six months ended June 30, 2014, an increase of $283 million, or 3 percent, from the six months ended June 30, 2013. The sales increase was primarily due to higher sales into oil and gas and industrial applications. Sales into transportation and power generation applications were about flat. Sales of aftermarket parts increased.

•
Oil and Gas - The sales increase was primarily due to favorable changes in dealer inventories across all regions. Deliveries to end users were about flat as increases in North America and EAME were about offset by decreases in Asia/Pacific and Latin America. In North America, the increase in deliveries was primarily for well servicing and gas compression. The increase in sales in EAME, as well as the declines in Asia/Pacific and Latin America, were primarily due to the timing of large projects. Due to the large project nature of many of the Energy & Transportation end markets, the timing of these projects can vary causing volatility in our sales.

•
Industrial - Sales into industrial applications increased in North America and Asia/Pacific and were about flat in EAME and Latin America. The increase in sales was primarily due to higher demand for engines used by original equipment manufacturers.

Energy & Transportation’s profit was $1.836 billion for the six months ended June 30, 2014 compared with $1.544 billion for the six months ended June 30, 2013. The increase was primarily due to higher sales volume, favorable price realization and lower manufacturing costs.
The decrease in manufacturing costs was primarily due to lower material costs and favorable changes in cost absorption resulting from a more significant increase in inventory for the six months ended June 30, 2014 than for the six months ended June 30, 2013. These favorable items were partially offset by increased incentive compensation expense.
SG&A and R&D expenses were about flat as reduced program spending offset higher incentive compensation expense.
Financial Products Segment
Financial Products’ revenues were $1.651 billion for the six months ended June 30, 2014, an increase of $50 million, or 3 percent, from the six months ended June 30, 2013. The increase was primarily due to the favorable impact from higher average earning assets in North America and EAME, partially offset by decreases in Asia/Pacific and Latin America. The increase was partially offset by a decrease in Insurance Services’ revenue across all geographic regions except Latin America.
Financial Products’ profit was $484 million in the six months ended June 30, 2014, compared with $506 million in the six months ended June 30, 2013. The decrease was primarily due to the absence of $68 million in favorable reserve adjustments in the six months ended June 30, 2013 at Insurance Services and a $21 million increase in the provision for credit losses at Cat Financial. These decreases were partially offset by a $27 million favorable impact from higher average earning assets, the absence of a $23 million currency loss in the six months ended June 30, 2013 and an $18 million improvement on net yield on average earning assets.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.409 billion in the six months ended June 30, 2014, an increase of $280 million from the six months ended June 30, 2013. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The increase in expense from the six month ended June 30, 2013 was primarily due to restructuring costs and the unfavorable impact of currency. Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. These unfavorable items were partially offset by decreased retirement benefit costs.

RESTRUCTURING COSTS

For the three and six months ended June 30, 2014, we recognized $114 million and $263 million, respectively, of restructuring costs, which included $107 million of employee separation costs and $7 million of long-lived asset impairments and other restructuring costs for the three months ended June 30, 2014 and $249 million of employee separation costs and $14 million of long-lived asset impairments and other restructuring costs for the six months ended June 30, 2014. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium facility. For the three and six months ended June 30, 2013, we recognized $28 million and $35 million, respectively, of restructuring costs, which included $16 million of employee separation costs and $12 million of long-lived asset impairments for the three months ended June 30, 2013 and $23 million of employee separation costs and $12 million of long-lived asset impairments for the six months ended June 30, 2013. For the first six months of 2013, costs primarily related to separation programs in North America and Europe.

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

The following table summarizes the 2013 and 2014 employee separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	151
Reduction in liability (payments and other adjustments)	(91)
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	249
Reduction in liability (payments and other adjustments)	(114)
Liability balance at June 30, 2014	$224

The remaining liability balances as of June 30, 2014 represent costs for employees who have not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium facility. This restructuring plan is designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action will include reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. We expect to recognize substantially all of these separation-related charges throughout 2014. For the three and six months ended June 30, 2014, we recognized $87 million and $215 million, respectively, of employee separation costs relating to this restructuring plan. The majority of these costs will be paid throughout the remainder of 2014.

For the full year, we expect total restructuring costs of about $400 million, lower than our previous estimate of $400 to $500 million. We revised our estimate because we expect some of the costs related to 2014 restructuring activities will now be incurred in 2015. Excluding charges related to our Belgium facility, restructuring costs for 2014 are anticipated to be about $100 million and are for a wide range of actions across the company that are part of our ongoing efforts to optimize our cost structure and improve the efficiency of our operations.

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

4.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for an integrated manufacturing cost center.

5.
Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).

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

13.
Machinery, Energy & Transportation Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures, long-lived asset impairment charges and legal settlements. Restructuring costs, which are classified as other operating expenses on the Results of Operations, are presented separately on the Operating Profit Comparison.

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

17.	Restructuring Costs - Primarily costs for employee separation costs and long-lived asset impairments.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first half of 2014, we experienced favorable liquidity conditions globally in both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the first half of 2014 with $7.93 billion of cash, an increase of $1.85 billion from year-end 2013. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $5 billion held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.

Consolidated operating cash flow for the first half of 2014 was $4.13 billion, down from $4.59 billion for the same period a year ago. The decrease was primarily due to changes in inventory. During the first half of 2014, inventory increased, while during the first half of 2013, inventory decreased significantly to align with demand levels. Partially offsetting the change in inventory was a slight increase in profit, which included higher accruals for short-term incentive compensation and restructuring costs during the first half of 2014. In addition, we experienced lower short-term incentive compensation payments in 2014 and favorable changes in accounts payable (primarily due to increased material purchases). See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.

Total debt as of June 30, 2014 was $40.24 billion, an increase of $2.49 billion from year-end 2013. Debt related to Machinery, Energy & Transportation increased $1.25 billion in the first half of 2014, primarily due to the issuance of $2.0 billion of long-term debt. On May 8, 2014, we issued $1.0 billion of 3.40% Senior Notes due 2024, $500 million of 4.30% Senior Notes due 2044, and $500 million of 4.75% Senior Notes due 2064. The Notes are unsecured obligations of Caterpillar and rank equally with all other unsecured senior indebtedness. This debt was issued for general corporate purposes and to repay certain indebtedness. Debt related to Financial Products increased $1.24 billion, reflecting increasing portfolio balances.

We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of June 30, 2014 was $2.75 billion. Our three Global Credit Facilities are:

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

At June 30, 2014, Caterpillar's consolidated net worth was $24.90 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2014, Cat Financial's covenant interest coverage ratio was 2.13 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2014, Cat Financial's covenant leverage ratio was 7.83 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2014, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of June 30, 2014 were:

	June 30, 2014
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,000	$2,750	$7,250
Other external	4,910	234	4,676
Total credit lines available	14,910	2,984	11,926
Less: Commercial paper outstanding	(4,348)	—	(4,348)
Less: Utilized credit	(2,213)	(20)	(2,193)
Available credit	$8,349	$2,964	$5,385

The other external consolidated credit lines with banks as of June 30, 2014 totaled $4.91 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Energy & Transportation
Net cash provided by operating activities was $3.94 billion in the first half of 2014, compared with $4.14 billion for the same period in 2013. The decrease was primarily due to changes in inventory. During the first half of 2014, inventory increased, while during the first half of 2013, inventory decreased significantly to align with demand levels. Partially offsetting the change in inventory was a slight increase in profit, which included higher accruals for short-term incentive compensation and restructuring costs during the first half of 2014. In addition, we experienced lower short-term incentive compensation payments in 2014, favorable changes in accounts payable (primarily due to increased material purchases) and receivables, as well as an increase in dividends from Cat Financial.
Net cash used for investing activities in the first half of 2014 was $940 million, compared with $1.30 billion for the same period in 2013. The change was primarily due to lower capital expenditures during the first half of 2014 compared to the same period a year ago, partially offset by investments in held-to-maturity securities during the first half of 2014.
Net cash used for financing activities in the first half of 2014 was $947 million, compared with $2.15 billion used in the first half of 2013. The change was primarily due to the issuance of long-term debt in May of 2014 and lower payments on debt during the first half of 2014 compared to the same period a year ago. Partially offsetting these items was a larger repurchase of Caterpillar common stock and higher dividend payments during the first half of 2014. The first quarter dividend payment for 2013 was accelerated into the fourth quarter of 2012.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.

Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by both management and our credit rating agencies is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 32.5 percent at June 30, 2014, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was 29.7 percent at December 31, 2013. The increase in the debt-to-capital ratio was primarily due to the debt issuance during the first half of 2014.

Capital to support growth – Capital expenditures were $738 million during the first half of 2014, compared to $1.41 billion for the same period in 2013. We expect capital expenditures for 2014 will be about $2 billion.

Appropriately funded employee benefit plans – We made $387 million of contributions to our pension plans during the first half of 2014. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $280 million of contributions to our pension plans during the first half of 2013.

Paying dividends – Dividends paid totaled $757 million in the first half of 2014, representing 60 cents per share. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2014, the Board announced a 17 percent increase in the dividend rate to 70 cents per share.

Common stock repurchases – In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar common stock (the 2007 Authorization), and in December 2011, the 2007 Authorization was extended through December 2015. During the first quarter of 2014, we repurchased approximately $1.74 billion of Caterpillar common stock, completing the 2007 Authorization. In January 2014, the Board approved a new authorization to repurchase up to $10 billion of Caterpillar common stock, which will expire on December 31, 2018. Caterpillar's basic shares outstanding as of June 30, 2014 were approximately 628 million.

In July 2014, we entered into definitive agreements with Société Générale to purchase shares of our common stock under accelerated stock repurchase transactions (July 2014 ASR Agreements). Pursuant to the terms of the July 2014 ASR Agreements, we have agreed to repurchase a total of $2.5 billion of our common stock from Société Générale, with an immediate delivery of approximately 22 million shares. The final number of shares to be repurchased and the aggregate cost per share to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transactions, which are expected to be completed in September 2014.

Financial Products
Financial Products' operating cash flow was $763 million in the first half of 2014, compared with $569 million for the same period a year ago. Net cash used for investing activities was $1.76 billion for the first half of 2014, compared with $1.48 billion for the same period in 2013. The change was primarily due to more net cash used for finance receivables due to increased growth in Cat Financial’s portfolio. Net cash provided by financing activities was $877 million for the first half of 2014, compared with $883 million for the same period in 2013.

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

•
The weighted-average dividend yield is based on Caterpillar’s historical dividend yields.  As holders of stock options and SARs do not receive dividend payments, this could result in employees retaining the award for a longer period of time if dividend yields decrease or exercising the award sooner if dividend yields increase.  A decrease in the dividend yield would result in an increase in our expense.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.32 billion and $1.13 billion as of June 30,

2014 and December 31, 2013, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 115,292 at the end of the second quarter of 2014 compared with 122,402 at the end of the second quarter of 2013, a decrease of 7,110 full-time employees. The flexible workforce increased 370 for a total decrease in the global workforce of 6,740. The decrease was primarily the result of restructuring programs.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the investigation, remediation, and operating and maintenance costs are accrued against our earnings. Costs are accrued based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others. We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in Accrued expenses. There is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

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

Retirement Benefits

We recognized pension expense of $119 million and $232 million for the three and six months ended June 30, 2014, as compared to $179 million and $353 million for the three and six months ended June 30, 2013. The decrease in expense for the three and six months ended June 30, 2014 is primarily due to lower amortization of net actuarial losses primarily due to higher discount rates at the end of 2013 compared to 2012. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. As of June 30, 2014, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $5.52 billion.  The majority of the actuarial losses are due to changes in discount rates, losses from demographic assumptions over the past several years and plan asset losses.
Other postretirement benefit expense was $60 million and $117 million for the three and six months ended June 30, 2014, as compared to $74 million and $143 million for the three and six months ended June 30, 2013.  The decrease in expense for the three and six months ended June 30, 2014 is primarily due to lower amortization of net actuarial losses primarily due to higher discount rates at the end of 2013 compared to 2012.  Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $0.64 billion at June 30, 2014. These losses mainly reflect the impact of discount rates, changes in our health care trend assumption, and plan asset losses, partially offset by gains from lower than expected health care costs.

Actuarial losses will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits from the plan. For plans in which all or almost all of the plan’s participants are inactive, actuarial losses are amortized using the straight-line method over the remaining life expectancy of the inactive participants. At the end of 2013, the average remaining service period of active employees or life expectancy for inactive participants was 10 years for our U.S. pension plans, 13 years for non-U.S. pension plans and 9 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to decrease approximately $260 million in 2014 as compared to 2013, primarily due to an increase in discount rates during 2013 and plan asset gains during 2013. We expect our total pension and other postretirement benefits expense to decrease approximately $290 million in 2014 which is primarily due to a decrease in amortization of net actuarial losses.

We made $108 million and $387 million of contributions to our pension plans during the three and six months ended June 30, 2014, respectively. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $138 million and $280 million of contributions to our pension plans during the three and six months ended June 30, 2013, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $19.3 billion at June 30, 2014 and March 31, 2014.  Decreases in Resource Industries and Construction Industries were offset by increases in Energy & Transportation. The decline in Resource Industries reflects continuing weakness in mining and the decline in Construction Industries is impacted by seasonality and weakness in developing markets. The dollar amount of backlog believed to be firm was approximately $18.0 billion at December 31, 2013. Of the total backlog, approximately $3.2 billion at June 30, 2014 and March 31, 2014, and $3.0 billion at December 31, 2013 was not expected to be filled in the following twelve months.

NON-GAAP FINANCIAL MEASURES

The following definitions are provided for the non-GAAP financial measures used in this report.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or substituted for the related GAAP measures.

We anticipate incurring significant restructuring costs in 2014. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results for the three and six months ended June 30, 2014 to be meaningful to our readers. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Profit per share - diluted	$1.57	$3.00
Per share restructuring costs	$0.12	$0.30
Profit per share excluding restructuring costs	$1.69	$3.30

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 84 to 91 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,391	$13,391	$—	$—
Revenues of Financial Products	759	—	851	(92)	[2]
Total sales and revenues	14,150	13,391	851	(92)

Operating costs:
Cost of goods sold	10,197	10,197	—	—
Selling, general and administrative expenses	1,437	1,284	159	(6)	[3]
Research and development expenses	516	516	—	—
Interest expense of Financial Products	153	—	155	(2)	[4]
Other operating (income) expenses	372	77	305	(10)	[3]
Total operating costs	12,675	12,074	619	(18)

Operating profit	1,475	1,317	232	(74)

Interest expense excluding Financial Products	120	131	—	(11)	[4]
Other income (expense)	65	(6)	8	63	[5]

Consolidated profit before taxes	1,420	1,180	240	—

Provision (benefit) for income taxes	419	349	70	—
Profit of consolidated companies	1,001	831	170	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	168	—	(168)	[6]

Profit of consolidated and affiliated companies	1,002	1,000	170	(168)

Less: Profit (loss) attributable to noncontrolling interests	3	1	2	—

Profit [7]	$999	$999	$168	$(168)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$25,884	$25,884	$—	$—
Revenues of Financial Products	1,507	—	1,682	(175)	[2]
Total sales and revenues	27,391	25,884	1,682	(175)

Operating costs:
Cost of goods sold	19,634	19,634	—	—
Selling, general and administrative expenses	2,729	2,439	305	(15)	[3]
Research and development expenses	1,024	1,024	—	—
Interest expense of Financial Products	313	—	317	(4)	[4]
Other operating (income) expenses	818	231	603	(16)	[3]
Total operating costs	24,518	23,328	1,225	(35)

Operating profit	2,873	2,556	457	(140)

Interest expense excluding Financial Products	230	251	—	(21)	[4]
Other income (expense)	119	(23)	23	119	[5]

Consolidated profit before taxes	2,762	2,282	480	—

Provision (benefit) for income taxes	837	699	138	—
Profit of consolidated companies	1,925	1,583	342	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	337	—	(337)	[6]

Profit of consolidated and affiliated companies	1,927	1,922	342	(337)

Less: Profit (loss) attributable to noncontrolling interests	6	1	5	—

Profit [7]	$1,921	$1,921	$337	$(337)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,886	$13,886	$—	$—
Revenues of Financial Products	735	—	823	(88)	[2]
Total sales and revenues	14,621	13,886	823	(88)

Operating costs:
Cost of goods sold	10,773	10,773	—	—
Selling, general and administrative expenses	1,421	1,278	150	(7)	[3]
Research and development expenses	548	548	—	—
Interest expense of Financial Products	185	—	187	(2)	[4]
Other operating (income) expenses	137	(100)	245	(8)	[3]
Total operating costs	13,064	12,499	582	(17)

Operating profit	1,557	1,387	241	(71)

Interest expense excluding Financial Products	120	130	—	(10)	[4]
Other income (expense)	(84)	(134)	(11)	61	[5]

Consolidated profit before taxes	1,353	1,123	230	—

Provision (benefit) for income taxes	387	317	70	—
Profit of consolidated companies	966	806	160	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	157	—	(157)	[6]

Profit of consolidated and affiliated companies	965	962	160	(157)

Less: Profit (loss) attributable to noncontrolling interests	5	2	3	—

Profit [7]	$960	$960	$157	$(157)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,370	$26,370	$—	$—
Revenues of Financial Products	1,461	—	1,637	(176)	[2]
Total sales and revenues	27,831	26,370	1,637	(176)

Operating costs:
Cost of goods sold	20,412	20,412	—	—
Selling, general and administrative expenses	2,811	2,553	279	(21)	[3]
Research and development expenses	1,110	1,110	—	—
Interest expense of Financial Products	374	—	378	(4)	[4]
Other operating (income) expenses	349	(95)	457	(13)	[3]
Total operating costs	25,056	23,980	1,114	(38)

Operating profit	2,775	2,390	523	(138)

Interest expense excluding Financial Products	240	261	—	(21)	[4]
Other income (expense)	(55)	(169)	(3)	117	[5]

Consolidated profit before taxes	2,480	1,960	520	—

Provision (benefit) for income taxes	633	485	148	—
Profit of consolidated companies	1,847	1,475	372	—

Equity in profit (loss) of unconsolidated affiliated companies	—	—	—	—
Equity in profit of Financial Products’ subsidiaries	—	366	—	(366)	[6]

Profit of consolidated and affiliated companies	1,847	1,841	372	(366)

Less: Profit (loss) attributable to noncontrolling interests	7	1	6	—

Profit [7]	$1,840	$1,840	$366	$(366)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,927	$6,615	$1,312	$—
Receivables – trade and other	8,057	4,495	357	3,205	[2,3]
Receivables – finance	9,467	—	13,884	(4,417)	[3]
Deferred and refundable income taxes	1,463	1,410	53	—
Prepaid expenses and other current assets	1,307	830	490	(13)	[4]
Inventories	13,055	13,055	—	—
Total current assets	41,276	26,405	16,096	(1,225)

Property, plant and equipment – net	16,690	12,578	4,112	—
Long-term receivables – trade and other	1,548	212	277	1,059	[2,3]
Long-term receivables – finance	15,118	—	16,210	(1,092)	[3]
Investments in unconsolidated affiliated companies	259	259	—	—
Investments in Financial Products subsidiaries	—	4,934	—	(4,934)	[5]
Noncurrent deferred and refundable income taxes	737	1,119	93	(475)	[6]
Intangible assets	3,398	3,391	7	—
Goodwill	6,969	6,952	17	—
Other assets	1,832	370	1,462	—
Total assets	$87,827	$56,220	$38,274	$(6,667)

Liabilities
Current liabilities:
Short-term borrowings	$5,554	$20	$6,658	$(1,124)	[7]
Accounts payable	6,860	6,759	190	(89)	[8]
Accrued expenses	3,473	3,212	274	(13)	[9]
Accrued wages, salaries and employee benefits	1,910	1,880	30	—
Customer advances	2,344	2,344	—	—
Dividends payable	439	439	—	—
Other current liabilities	1,779	1,197	593	(11)	[6]
Long-term debt due within one year	7,382	509	6,873	—
Total current liabilities	29,741	16,360	14,618	(1,237)
Long-term debt due after one year	27,307	9,528	17,812	(33)	[7]
Liability for postemployment benefits	6,597	6,597	—	—
Other liabilities	3,259	2,812	910	(463)	[6]
Total liabilities	66,904	35,297	33,340	(1,733)
Commitments and contingencies
Stockholders’ equity
Common stock	4,890	4,890	906	(906)	[5]
Treasury stock	(13,312)	(13,312)	—	—
Profit employed in the business	32,961	32,961	3,673	(3,673)	[5]
Accumulated other comprehensive income (loss)	(3,683)	(3,683)	228	(228)	[5]
Noncontrolling interests	67	67	127	(127)	[5]
Total stockholders’ equity	20,923	20,923	4,934	(4,934)
Total liabilities and stockholders’ equity	$87,827	$56,220	$38,274	$(6,667)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,927	$1,922	$342	$(337)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,570	1,122	448	—
Undistributed profit of Financial Products	—	(87)	—	87	[3]
Other	240	199	(60)	101	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	138	594	35	(491)	[4,5]
Inventories	(439)	(431)	—	(8)	[4]
Accounts payable	551	544	(69)	76	[4]
Accrued expenses	7	81	(74)	—
Accrued wages, salaries and employee benefits	283	286	(3)	—
Customer advances	(14)	(14)	—	—
Other assets – net	(105)	(40)	(15)	(50)	[4]
Other liabilities – net	(24)	(234)	159	51	[4]
Net cash provided by (used for) operating activities	4,134	3,942	763	(571)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(710)	(707)	(3)	—
Expenditures for equipment leased to others	(825)	(31)	(828)	34	[4]
Proceeds from disposals of leased assets and property, plant and equipment	442	48	398	(4)	[4]
Additions to finance receivables	(5,760)	—	(7,223)	1,463	[5,8]
Collections of finance receivables	4,719	—	5,994	(1,275)	[5]
Net intercompany purchased receivables	—	—	(109)	109	[5]
Proceeds from sale of finance receivables	104	—	107	(3)	[5]
Net intercompany borrowings	—	—	1	(1)	[6]
Investments and acquisitions (net of cash acquired)	(15)	(15)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	139	142	—	(3)	[8]
Proceeds from sale of securities	222	12	210	—
Investments in securities	(673)	(417)	(256)	—
Other – net	(25)	28	(53)	—
Net cash provided by (used for) investing activities	(2,382)	(940)	(1,762)	320

Cash flow from financing activities:
Dividends paid	(757)	(757)	(250)	250	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Contribution from noncontrolling interests	2	2	—	—
Common stock issued, including treasury shares reissued	194	194	—	—
Treasury shares purchased	(1,738)	(1,738)	—	—
Excess tax benefit from stock-based compensation	131	131	—	—
Net intercompany borrowings	—	(1)	—	1	[6]
Proceeds from debt issued (original maturities greater than three months)	6,951	1,990	4,961	—
Payments on debt (original maturities greater than three months)	(6,344)	(770)	(5,574)	—
Short-term borrowings – net (original maturities three months or less)	1,749	9	1,740	—
Net cash provided by (used for) financing activities	181	(947)	877	251
Effect of exchange rate changes on cash	(87)	(37)	(50)	—
Increase (decrease) in cash and short-term investments	1,846	2,018	(172)	—
Cash and short-term investments at beginning of period	6,081	4,597	1,484	—
Cash and short-term investments at end of period	$7,927	$6,615	$1,312	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of portions of the Bucyrus distribution business to Cat dealers.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,847	$1,841	$372	$(366)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,484	1,104	380	—
Undistributed profit of Financial Products	—	(266)	—	266	[3]
Other	236	140	(41)	137	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	231	435	5	(209)	[4,5]
Inventories	1,364	1,368	—	(4)	[4]
Accounts payable	305	287	(44)	62	[4]
Accrued expenses	(129)	(47)	(82)	—
Accrued wages, salaries and employee benefits	(580)	(569)	(11)	—
Customer advances	(95)	(95)	—	—
Other assets – net	(100)	(71)	(2)	(27)	[4]
Other liabilities – net	30	11	(8)	27	[4]
Net cash provided by (used for) operating activities	4,593	4,138	569	(114)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,387)	(1,379)	(8)	—
Expenditures for equipment leased to others	(810)	(34)	(811)	35	[4]
Proceeds from disposals of leased assets and property, plant and equipment	358	47	324	(13)	[4]
Additions to finance receivables	(5,544)	—	(6,917)	1,373	[5,8]
Collections of finance receivables	4,548	—	5,966	(1,418)	[5]
Net intercompany purchased receivables	—	—	(63)	63	[5]
Proceeds from sale of finance receivables	89	—	90	(1)	[5]
Net intercompany borrowings	—	—	35	(35)	[6]
Investments and acquisitions (net of cash acquired)	(26)	(26)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	100	125	—	(25)	[8]
Proceeds from sale of securities	207	14	193	—
Investments in securities	(267)	(11)	(256)	—
Other – net	(68)	(38)	(30)	—
Net cash provided by (used for) investing activities	(2,800)	(1,302)	(1,477)	(21)

Cash flow from financing activities:
Dividends paid	(342)	(342)	(100)	100	[7]
Distribution to noncontrolling interests	(8)	(8)	—	—
Common stock issued, including treasury shares reissued	56	56	—	—
Treasury shares purchased	(1,000)	(1,000)	—	—
Excess tax benefit from stock-based compensation	62	62	—	—
Net intercompany borrowings	—	(35)	—	35	[6]
Proceeds from debt issued (original maturities greater than three months)	5,186	119	5,067	—
Payments on debt (original maturities greater than three months)	(6,303)	(1,003)	(5,300)	—
Short-term borrowings – net (original maturities three months or less)	1,217	1	1,216	—
Net cash provided by (used for) financing activities	(1,132)	(2,150)	883	135
Effect of exchange rate changes on cash	(41)	(18)	(23)	—
Increase (decrease) in cash and short-term investments	620	668	(48)	—
Cash and short-term investments at beginning of period	5,490	3,306	2,184	—
Cash and short-term investments at end of period	$6,110	$3,974	$2,136	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of portions of the Bucyrus distribution business to Cat dealers.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity price changes, component price increases, fluctuations in demand for our products or significant shortages of component products; (iv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (v) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (vi) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (vii) our Financial Products segment’s risks associated with the financial services industry; (viii) changes in interest rates or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (x) new regulations or changes in financial services regulations; (xi) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xii) international trade policies and their impact on demand for our products and our competitive position; (xiii) our ability to develop, produce and market quality products that meet our customers’ needs; (xiv) the impact of the highly competitive environment in which we operate on our sales and pricing; (xv) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (xvi) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (xvii) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xviii) compliance with environmental laws and regulation; (xix) alleged or actual violations of trade or anti-corruption laws and regulations; (xx) additional tax expense or exposure; (xxi) currency fluctuations; (xxii) our or Cat Financial’s compliance with financial covenants; (xxiii) increased pension plan funding obligations; (xxiv) union disputes or other employee relations issues; (xxv) significant legal proceedings, claims, lawsuits or investigations; (xxvi) compliance requirements imposed if additional carbon emissions legislation and/or regulations are adopted; (xxvii) changes in accounting standards; (xxviii) failure or breach of IT security; (xxix) adverse effects of unexpected events including natural disasters; and (xxx) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 18, 2014 for the year ended December 31, 2013, as well as those identified in this report under Part II. Item 1A.

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

Changes in internal control over financial reporting

During the second quarter of 2014, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store data that is sensitive to Caterpillar. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar attacks. However, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data. The potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the second quarter of 2014.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2014	5,010	$104.72	NA	NA
May 1-31, 2014	17,276	$104.13	NA	NA
June 1-30, 2014	789	$105.83	NA	NA
Total	23,075	$104.31

[1]	Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of June 30, 2014, those plans had approximately 13,600 active participants in the aggregate.  During the second quarter of 2014, approximately 445,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

10.1	Caterpillar Inc. 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 12, 2014).

10.2	Caterpillar Inc. Executive Short-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 12, 2014).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2014).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

August 1, 2014	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

August 1, 2014	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

August 1, 2014	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

August 1, 2014	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Caterpillar Inc. 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 12, 2014).

10.2	Caterpillar Inc. Executive Short-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 12, 2014).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2014).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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