Form 10-Q
period 2014-09-30
CATERPILLAR INC
filed 2014-10-31
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2014, 605,398,874 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2014	2013
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,758	$12,678
Revenues of Financial Products	791	745
Total sales and revenues	13,549	13,423

Operating costs:
Cost of goods sold	9,634	9,774
Selling, general and administrative expenses	1,446	1,319
Research and development expenses	533	469
Interest expense of Financial Products	157	178
Other operating (income) expenses	387	282
Total operating costs	12,157	12,022

Operating profit	1,392	1,401

Interest expense excluding Financial Products	128	116
Other income (expense)	117	(24)

Consolidated profit before taxes	1,381	1,261

Provision (benefit) for income taxes	364	310
Profit of consolidated companies	1,017	951

Equity in profit (loss) of unconsolidated affiliated companies	4	(1)

Profit of consolidated and affiliated companies	1,021	950

Less: Profit (loss) attributable to noncontrolling interests	4	4

Profit [1]	$1,017	$946

Profit per common share	$1.66	$1.48

Profit per common share – diluted [2]	$1.63	$1.45

Weighted-average common shares outstanding (millions)
– Basic	611.5	639.3
– Diluted [2]	622.8	651.9

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2014	2013

Profit of consolidated and affiliated companies	$1,021	$950
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2014 - $(44); 2013 - $33	(710)	291

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2014 - $(2); 2013 - $2	4	(3)
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2014 - $(44); 2013 - $(67)	86	129
Current year prior service credit (cost), net of tax (provision)/benefit of: 2014 - $(1); 2013 - $0	—	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2014 - $3; 2013 - $5	(6)	(9)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2014 - $0; 2013 - $(1)	—	—

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $17; 2013 - $(15)	(30)	26
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $1; 2013 - $(5)	—	9

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $5; 2013 - $(6)	(5)	9
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $7; 2013 - $0	(13)	(1)

Total other comprehensive income (loss), net of tax	(674)	451
Comprehensive income	347	1,401
Less: comprehensive income attributable to the noncontrolling interests	(4)	(4)
Comprehensive income attributable to stockholders	$343	$1,397

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2014	2013
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,642	$39,048
Revenues of Financial Products	2,298	2,206
Total sales and revenues	40,940	41,254

Operating costs:
Cost of goods sold	29,268	30,186
Selling, general and administrative expenses	4,175	4,130
Research and development expenses	1,557	1,579
Interest expense of Financial Products	470	552
Other operating (income) expenses	1,205	631
Total operating costs	36,675	37,078

Operating profit	4,265	4,176

Interest expense excluding Financial Products	358	356
Other income (expense)	236	(79)

Consolidated profit before taxes	4,143	3,741

Provision (benefit) for income taxes	1,201	943
Profit of consolidated companies	2,942	2,798

Equity in profit (loss) of unconsolidated affiliated companies	6	(1)

Profit of consolidated and affiliated companies	2,948	2,797

Less: Profit (loss) attributable to noncontrolling interests	10	11

Profit [1]	$2,938	$2,786

Profit per common share	$4.73	$4.30

Profit per common share – diluted [2]	$4.64	$4.21

Weighted-average common shares outstanding (millions)
– Basic	620.6	647.6
– Diluted [2]	632.7	661.3

Cash dividends declared per common share	$1.30	$1.12

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2014	2013

Profit of consolidated and affiliated companies	$2,948	$2,797
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2014 - $(52); 2013 - $41	(643)	(255)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2014 - $(7); 2013 - $(14)	14	24
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2014 - $(132); 2013 - $(201)	258	388
Current year prior service credit (cost), net of tax (provision)/benefit of: 2014 - $(1); 2013 - $0	1	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2014 - $10; 2013 - $14	(18)	(27)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2014 - $0; 2013 - $(1)	—	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $33; 2013 - $(2)	(57)	2
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $7; 2013 - $(24)	(10)	42

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2014 - $(6); 2013 - $(8)	18	14
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2014 - $11; 2013 - $0	(23)	(1)

Total other comprehensive income (loss), net of tax	(460)	188
Comprehensive income	2,488	2,985
Less: comprehensive income attributable to the noncontrolling interests	(9)	(13)
Comprehensive income attributable to stockholders	$2,479	$2,972

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and short-term investments	$6,082	$6,081
Receivables – trade and other	7,705	8,413
Receivables – finance	9,307	8,763
Deferred and refundable income taxes	1,370	1,553
Prepaid expenses and other current assets	1,250	900
Inventories	13,328	12,625
Total current assets	39,042	38,335

Property, plant and equipment – net	16,431	17,075
Long-term receivables – trade and other	1,473	1,397
Long-term receivables – finance	14,691	14,926
Investments in unconsolidated affiliated companies	265	272
Noncurrent deferred and refundable income taxes	761	594
Intangible assets	3,210	3,596
Goodwill	6,801	6,956
Other assets	1,814	1,745
Total assets	$84,488	$84,896

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$7	$16
Financial Products	4,429	3,663
Accounts payable	6,778	6,560
Accrued expenses	3,466	3,493
Accrued wages, salaries and employee benefits	2,230	1,622
Customer advances	2,165	2,360
Dividends payable	—	382
Other current liabilities	1,848	1,849
Long-term debt due within one year:
Machinery, Energy & Transportation	509	760
Financial Products	6,157	6,592
Total current liabilities	27,589	27,297
Long-term debt due after one year:
Machinery, Energy & Transportation	9,498	7,999
Financial Products	18,682	18,720
Liability for postemployment benefits	6,539	6,973
Other liabilities	3,284	3,029
Total liabilities	65,592	64,018
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/14 and 12/31/13 – 814,894,624) at paid-in amount	4,968	4,709
Treasury stock (9/30/14 – 209,495,750 shares; 12/31/13 – 177,072,282 shares) at cost	(15,765)	(11,854)
Profit employed in the business	33,977	31,854
Accumulated other comprehensive income (loss)	(4,357)	(3,898)
Noncontrolling interests	73	67
Total stockholders’ equity	18,896	20,878
Total liabilities and stockholders’ equity	$84,488	$84,896

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2013
Balance at December 31, 2012	$4,481	$(10,074)	$29,558	$(6,433)	$50	$17,582
Profit of consolidated and affiliated companies	—	—	2,786	—	11	2,797
Foreign currency translation, net of tax	—	—	—	(257)	2	(255)
Pension and other postretirement benefits, net of tax	—	—	—	386	—	386
Derivative financial instruments, net of tax	—	—	—	44	—	44
Available-for-sale securities, net of tax	—	—	—	13	—	13
Change in ownership from noncontrolling interests	(6)	—	—	—	14	8
Dividends declared	—	—	(730)	—	—	(730)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 4,792,341	(83)	160	—	—	—	77
Stock-based compensation expense	196	—	—	—	—	196
Net excess tax benefits from stock-based compensation	69	—	—	—	—	69
Common shares repurchased: 23,484,843 [1]	—	(2,000)	—	—	—	(2,000)
Balance at September 30, 2013	$4,657	$(11,914)	$31,614	$(6,247)	$67	$18,177

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$4,709	$(11,854)	$31,854	$(3,898)	$67	$20,878
Profit of consolidated and affiliated companies	—	—	2,938	—	10	2,948
Foreign currency translation, net of tax	—	—	—	(642)	(1)	(643)
Pension and other postretirement benefits, net of tax	—	—	—	255	—	255
Derivative financial instruments, net of tax	—	—	—	(67)	—	(67)
Available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Change in ownership from noncontrolling interests	—	—	—	—	4	4
Dividends declared	—	—	(815)	—	—	(815)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 9,338,857	(109)	327	—	—	—	218
Stock-based compensation expense	207	—	—	—	—	207
Net excess tax benefits from stock-based compensation	161	—	—	—	—	161
Common shares repurchased: 41,762,325 [1]	—	(4,238)	—	—	—	(4,238)
Balance at September 30, 2014	$4,968	$(15,765)	$33,977	$(4,357)	$73	$18,896

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,948	$2,797
Adjustments for non-cash items:
Depreciation and amortization	2,368	2,263
Other	327	377
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	244	992
Inventories	(859)	1,911
Accounts payable	667	157
Accrued expenses	(44)	(227)
Accrued wages, salaries and employee benefits	648	(500)
Customer advances	(132)	(230)
Other assets – net	(104)	(74)
Other liabilities – net	123	145
Net cash provided by (used for) operating activities	6,186	7,611

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,072)	(1,862)
Expenditures for equipment leased to others	(1,310)	(1,301)
Proceeds from disposals of leased assets and property, plant and equipment	681	593
Additions to finance receivables	(8,464)	(8,339)
Collections of finance receivables	7,264	6,790
Proceeds from sale of finance receivables	154	110
Investments and acquisitions (net of cash acquired)	(18)	(193)
Proceeds from sale of businesses and investments (net of cash sold)	196	168
Proceeds from sale of securities	347	297
Investments in securities	(769)	(312)
Other – net	(12)	(29)
Net cash provided by (used for) investing activities	(3,003)	(4,078)

Cash flow from financing activities:
Dividends paid	(1,197)	(730)
Distribution to noncontrolling interests	(7)	(10)
Contribution from noncontrolling interests	2	—
Common stock issued, including treasury shares reissued	218	77
Treasury shares purchased	(4,238)	(2,000)
Excess tax benefit from stock-based compensation	162	70
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1,991	145
Financial Products	7,112	6,854
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(779)	(1,134)
Financial Products	(7,114)	(7,636)
Short-term borrowings – net (original maturities three months or less)	791	1,736
Net cash provided by (used for) financing activities	(3,059)	(2,628)
Effect of exchange rate changes on cash	(123)	(38)
Increase (decrease) in cash and short-term investments	1	867
Cash and short-term investments at beginning of period	6,081	5,490
Cash and short-term investments at end of period	$6,082	$6,357

 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2014 and 2013, (b) the consolidated comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, (c) the consolidated financial position at September 30, 2014 and December 31, 2013, (d) the consolidated changes in stockholders’ equity for the nine month periods ended September 30, 2014 and 2013, and (e) the consolidated cash flow for the nine month periods ended September 30, 2014 and 2013.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

We have revised previously reported amounts on the Consolidated Statement of Cash Flow for the nine months ended September 30, 2013 to correct for customer advances invoiced but not yet paid and to correct for certain non-cash transactions impacting Receivables - trade and other and Accounts payable. Although these revisions did not impact Net cash provided by operating activities, cash provided by Receivables - trade and other decreased by $173 million, cash provided by Accounts payable increased by $116 million and cash used for Customer advances decreased by $57 million from the amounts previously reported for the nine month period ended September 30, 2013. Management has concluded that the impact was not material to any period presented.

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

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $70 million and $207 million for the three and nine months ended September 30, 2014, respectively; and $64 million and $196 million for the three and nine months ended September 30, 2013, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2014 and 2013, respectively:

	2014		2013
	Shares Granted	Fair Value Per Award	Shares Granted	Fair Value Per Award
Stock options	4,448,218	$29.52	4,276,060	$28.34
RSUs	1,429,512	$89.18	1,614,870	$84.05

The stock price on the date of grant was $96.31 and $89.75 for 2014 and 2013, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2014 and 2013, respectively:

	Grant Year
	2014	2013
Weighted-average dividend yield	2.15%	2.13%
Weighted-average volatility	28.2%	30.6%
Range of volatilities	18.4-36.2%	23.4-40.6%
Range of risk-free interest rates	0.12-2.60%	0.16-1.88%
Weighted-average expected lives	8 years	8 years

As of September 30, 2014, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $236 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

As of September 30, 2014, $17 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of September 30, 2014, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of September 30, 2014, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2014	December 31, 2013
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$36	$54
Machinery, Energy & Transportation	Long-term receivables – trade and other	2	—
Machinery, Energy & Transportation	Accrued expenses	(63)	(39)
Machinery, Energy & Transportation	Other liabilities	(4)	—
Interest rate contracts
Financial Products	Receivables – trade and other	12	7
Financial Products	Long-term receivables – trade and other	71	115
Financial Products	Accrued expenses	(9)	(6)
		$45	$131
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$3	$19
Machinery, Energy & Transportation	Accrued expenses	(41)	(1)
Financial Products	Receivables – trade and other	10	7
Financial Products	Long-term receivables – trade and other	12	9
Financial Products	Accrued expenses	(22)	(4)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(4)	—
Machinery, Energy & Transportation	Other liabilities	(1)	—
		$(42)	$30

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)
	September 30, 2014	December 31, 2013

Machinery, Energy & Transportation	$4,178	$3,565
Financial Products	$5,573	$6,743

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings		Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(19)	$1	[1]	$(9)	$12
		$(19)	$1		$(9)	$12

		Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings		Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(38)	$24	[1]	$(87)	$92
		$(38)	$24		$(87)	$92

[1]
The Other income (expense) line has been reduced by $18 million and $14 million for the three and nine months ended September 30, 2014, respectively, for the cumulative correction of immaterial errors related to prior periods, of which $14 million related to prior years.

Cash Flow Hedges (Millions of dollars)
	Three Months Ended September 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(45)	Other income (expense)	$4	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(2)	—
	$(47)		$1	$—

	Three Months Ended September 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$44	Other income (expense)	$(12)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Other income (expense)	(1)	—
Financial Products	(3)	Interest expense of Financial Products	(1)	—
	$41		$(14)	$—

	Nine Months Ended September 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(20)	Other income (expense)	$24		$—
Interest rate contracts
Machinery, Energy & Transportation	(63)	Interest expense excluding Financial Products	(3)		—
Financial Products	(7)	Interest expense of Financial Products	(4)		—
	$(90)		$17		$—

	Nine Months Ended September 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$4	Other income (expense)	$(60)	[1]	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Other income (expense)	(2)		—
Financial Products	—	Interest expense of Financial Products	(4)		—
	$4		$(66)		$—

[1]	Includes $3 million loss reclassified from AOCI to Other income (expense) in 2013 as certain derivatives were dedesignated as the related transactions are no longer probable to occur.

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(44)	$15
Financial Products	Other income (expense)	(19)	3
Interest rate contracts
Financial Products	Other income (expense)	—	(1)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(6)	2
		$(69)	$19

	Classification of Gains (Losses)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(35)	$7
Financial Products	Other income (expense)	(36)	4
Interest rate contracts
Financial Products	Other income (expense)	—	(1)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(3)	(2)
		$(74)	$8

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2014 and December 31, 2013, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$42	$—	$42	$(42)	$—	$—
Financial Products	105	—	105	(15)	—	90
Total	$147	$—	$147	$(57)	$—	$90

September 30, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(113)	$—	$(113)	$42	$—	$(71)
Financial Products	(31)	—	(31)	15	—	(16)
Total	$(144)	$—	$(144)	$57	$—	$(87)

December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$73	$—	$73	$(32)	$—	$41
Financial Products	138	—	138	(9)	—	129
Total	$211	$—	$211	$(41)	$—	$170

December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(40)	$—	$(40)	$32	$—	$(8)
Financial Products	(10)	—	(10)	9	—	(1)
Total	$(50)	$—	$(50)	$41	$—	$(9)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2014	December 31, 2013
Raw materials	$3,221	$2,966
Work-in-process	2,983	2,589
Finished goods	6,832	6,785
Supplies	292	285
Total inventories	$13,328	$12,625

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$453	$349	$1,253	$916
Cost of sales	357	284	974	722
Gross profit	$96	$65	$279	$194

Profit (loss)	$(7)	$(6)	$(17)	$(31)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	September 30, 2014	December 31, 2013
Assets:
Current assets	$707	$683
Property, plant and equipment – net	673	710
Other assets	580	608
	1,960	2,001
Liabilities:
Current liabilities	502	437
Long-term debt due after one year	872	900
Other liabilities	229	262
	1,603	1,599
Equity	$357	$402

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	September 30, 2014	December 31, 2013
Investments in equity method companies	$255	$262
Plus: Investments in cost method companies	10	10
Total investments in unconsolidated affiliated companies	$265	$272

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2014
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,525	$(635)	$1,890
Intellectual property	11	1,732	(545)	1,187
Other	11	238	(123)	115
Total finite-lived intangible assets	14	4,495	(1,303)	3,192
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,513	$(1,303)	$3,210

		December 31, 2013
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,653	$(539)	$2,114
Intellectual property	11	1,821	(495)	1,326
Other	10	274	(136)	138
Total finite-lived intangible assets	13	4,748	(1,170)	3,578
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,766	$(1,170)	$3,596

Gross customer relationship intangibles of $46 million and related accumulated amortization of $9 million were reclassified from Intangible assets to assets held for sale and/or divested during 2014, and are not included in the September 30, 2014 balances in the table above. These transactions were related to the divestiture of portions of the Bucyrus distribution business. See Note 19 for additional information on divestitures.

Amortization expense for the three and nine months ended September 30, 2014 was $91 million and $276 million, respectively. Amortization expense for the three and nine months ended September 30, 2013 was $91 million and $276 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2014	2015	2016	2017	2018	Thereafter
$356	$348	$326	$325	$320	$1,811

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three and nine months ended September 30, 2014 or 2013.

As discussed in Note 15, effective January 1, 2014, we revised our reportable segments in line with the changes to our organizational structure. Our reporting units did not significantly change as a result of the changes to our reportable segments. The segment information for 2013 has been retrospectively adjusted to conform to the 2014 presentation.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 were as follows:

(Millions of dollars)
	December 31, 2013	Acquisitions	Held for Sale and Business Divestitures [1]	Other Adjustments [2]	September 30, 2014
Construction Industries
Goodwill	$291	$—	$—	$7	$298
Resource Industries
Goodwill	4,468	—	(15)	(109)	4,344
Impairments	(580)	—	—	—	(580)
Net goodwill	3,888	—	(15)	(109)	3,764
Energy & Transportation
Goodwill	2,600	7	—	(45)	2,562
All Other [3]
Goodwill	199	—	—	—	199
Impairments	(22)	—	—	—	(22)
Net goodwill	177	—	—	—	177
Consolidated total
Goodwill	7,558	7	(15)	(147)	7,403
Impairments	(602)	—	—	—	(602)
Net goodwill	$6,956	$7	$(15)	$(147)	$6,801

1  See Note 19 for additional details.
2  Other adjustments are comprised primarily of foreign currency translation.
3  Includes All Other operating segments (See Note 15).

8.                                     Available-For-Sale Securities

We have investments in certain debt and equity securities, primarily at Insurance Services, that have been classified as available-for-sale and recorded at fair value based upon quoted market prices. These investments are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the specific identification method for debt and equity securities.  Realized gains and losses are included in Other income (expense) in the Consolidated Statement of Results of Operations.

	September 30, 2014			December 31, 2013
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	93	1	94	119	1	120

Corporate bonds
Corporate bonds	703	18	721	612	21	633
Asset-backed securities	107	2	109	72	—	72

Mortgage-backed debt securities
U.S. governmental agency	310	1	311	322	(1)	321
Residential	16	—	16	18	—	18
Commercial	65	5	70	87	6	93

Equity securities
Large capitalization value	151	69	220	173	81	254
Smaller company growth	19	27	46	25	24	49
Total	$1,474	$123	$1,597	$1,438	$132	$1,570

During the three and nine months ended September 30, 2014, charges for other-than-temporary declines in the market values of securities were $1 million. During the three months ended September 30, 2013, there were no charges for other-than-temporary declines in the market values of securities. During the nine months ended September 30, 2013, charges for other-than-temporary declines in the market values of securities were $1 million. These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations. The cost basis for the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2014
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$223	$1	$36	$—	$259	$1
Mortgage-backed debt securities
U.S. governmental agency	51	—	142	4	193	4
Equity securities
Large capitalization value	23	2	1	—	24	2
Total	$297	$3	$179	$4	$476	$7

	December 31, 2013
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$159	$2	$1	$—	$160	$2
Asset-backed securities	6	—	20	1	26	1
Mortgage-backed debt securities
U.S. governmental agency	140	4	65	2	205	6
Total	$305	$6	$86	$3	$391	$9

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

Equity Securities.  Insurance Services maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were higher on average during the third quarter of 2014 on generally favorable economic data.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2014
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$78	$79
Due after one year through five years	759	776
Due after five years through ten years	46	48
Due after ten years	30	31
U.S. governmental agency mortgage-backed securities	310	311
Residential mortgage-backed securities	16	16
Commercial mortgage-backed securities	65	70
Total debt securities – available-for-sale	$1,304	$1,331

Sales of Securities:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2014	2013	2014	2013
Proceeds from the sale of available-for-sale securities	$125	$90	$347	$297
Gross gains from the sale of available-for-sale securities	$22	$2	$36	$4
Gross losses from the sale of available-for-sale securities	$1	$1	$1	$2

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
For the three months ended:
Components of net periodic benefit cost:
Service cost	$39	$49	$28	$31	$19	$24
Interest cost	162	147	47	43	54	48
Expected return on plan assets [1]	(221)	(208)	(66)	(59)	(13)	(14)
Amortization of:
Transition obligation (asset)	—	—	—	—	—	1
Prior service cost (credit) [2]	5	4	—	—	(14)	(18)
Net actuarial loss (gain) [3]	98	136	22	33	10	27
Net periodic benefit cost	83	128	31	48	56	68
Adjustment for subsidiary pension plan [4]	—	31	—	—	—	—
Curtailments, settlements and termination benefits [5]	—	—	5	—	—	—
Total cost included in operating profit	$83	$159	$36	$48	$56	$68

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$118	$147	$83	$93	$62	$79
Interest cost	486	436	139	128	160	146
Expected return on plan assets [1]	(664)	(624)	(195)	(176)	(39)	(42)
Amortization of:
Transition obligation (asset)	—	—	—	—	—	2
Prior service cost (credit) [2]	13	13	—	1	(41)	(55)
Net actuarial loss (gain) [3]	294	409	65	99	31	81
Net periodic benefit cost	247	381	92	145	173	211
Adjustment for subsidiary pension plan [4]	—	31	—	—	—	—
Curtailments, settlements and termination benefits [5]	—	—	12	3	—	—
Total cost included in operating profit	$247	$412	$104	$148	$173	$211

Weighted-average assumptions used to determine net cost:
Discount rate	4.6%	3.7%	4.1%	3.7%	4.6%	3.7%
Expected rate of return on plan assets	7.8%	7.8%	6.9%	6.7%	7.8%	7.8%
Rate of compensation increase	4.0%	4.5%	4.2%	3.9%	4.0%	4.4%

[1]	Expected return on plan assets developed using calculated market-related value of plan assets which recognizes differences in expected and actual returns over a three-year period.

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

[4]	Charge to recognize a previously unrecorded liability related to a subsidiary's pension plans.

5	Curtailments, settlements and termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

We made $68 million and $455 million of contributions to our pension plans during the three and nine months ended September 30, 2014, respectively. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $118 million and $398 million of contributions to our pension plans during the three and nine months ended September 30, 2013, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2014	2013	2014	2013
U.S. Plans	$62	$74	$232	$218
Non-U.S. Plans	21	16	62	47
	$83	$90	$294	$265

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2014 and December 31, 2013, the related liability was $11 million and $13 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2014	December 31, 2013
Caterpillar dealer guarantees	$193	$193
Customer guarantees	62	62
Customer guarantees – supplier consortium	334	364
Third party logistics business guarantees	134	151
Other guarantees	33	35
Total guarantees	$756	$805

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2014 and December 31, 2013, the SPC’s assets of $1,123 million and $1,005 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,122 million and $1,005 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2014
Warranty liability, January 1	$1,367
Reduction in liability (payments)	(797)
Increase in liability (new warranties) [1]	826
Warranty liability, September 30	$1,396

 1 The increase in liability includes approximately $107 million for changes in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

(Millions of dollars)	2013
Warranty liability, January 1	$1,477
Reduction in liability (payments)	(938)
Increase in liability (new warranties)	828
Warranty liability, December 31	$1,367

11.                               Profit Per Share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2014	2013	2014	2013
Profit for the period (A) [1]:	$1,017	$946	$2,938	$2,786
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	611.5	639.3	620.6	647.6
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	11.3	12.6	12.1	13.7
Average common shares outstanding for fully diluted computation (C) [2]	622.8	651.9	632.7	661.3
Profit per share of common stock:
Assuming no dilution (A/B)	$1.66	$1.48	$4.73	$4.30
Assuming full dilution (A/C) [2]	$1.63	$1.45	$4.64	$4.21
Shares outstanding as of September 30 (in millions)			605.4	636.4

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 7,494,204 and 10,288,573 common shares were outstanding for the three and nine months ended September 30, 2014, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2013, there were outstanding SARs and stock options to purchase 10,285,409 and 10,191,424 common shares which were anti-dilutive.

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

In July 2013, we entered into a definitive agreement with Société Générale to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2013 ASR Agreement), which was completed in September 2013. In accordance with the terms of the July 2013 ASR Agreement, a total of 11.9 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.0 billion.

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

In January 2014, the Board approved a new authorization to repurchase up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. In July 2014, we entered into definitive agreements with Société Générale to purchase shares of our common stock under accelerated stock repurchase transactions (July 2014 ASR Agreements) which were completed in September 2014. In accordance with the terms of the July 2014 ASR Agreements, a total of approximately 23.7 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $2.5 billion. Through the end of the third quarter of 2014, $2.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2014
Balance at June 30, 2014	$244	$(3,981)	$(42)	$96	$(3,683)
Other comprehensive income (loss) before reclassifications	(710)	4	(30)	(5)	(741)
Amounts reclassified from accumulated other comprehensive (income) loss	—	80	—	(13)	67
Other comprehensive income (loss)	(710)	84	(30)	(18)	(674)
Balance at September 30, 2014	$(466)	$(3,897)	$(72)	$78	$(4,357)

Three Months Ended September 30, 2013
Balance at June 30, 2013	$(92)	$(6,645)	$(33)	$72	$(6,698)
Other comprehensive income (loss) before reclassifications	291	(3)	26	9	323
Amounts reclassified from accumulated other comprehensive (income) loss	—	120	9	(1)	128
Other comprehensive income (loss)	291	117	35	8	451
Balance at September 30, 2013	$199	$(6,528)	$2	$80	$(6,247)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$176	$(4,152)	$(5)	$83	$(3,898)
Other comprehensive income (loss) before reclassifications	(642)	15	(57)	18	(666)
Amounts reclassified from accumulated other comprehensive (income) loss	—	240	(10)	(23)	207
Other comprehensive income (loss)	(642)	255	(67)	(5)	(459)
Balance at September 30, 2014	$(466)	$(3,897)	$(72)	$78	$(4,357)

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$456	$(6,914)	$(42)	$67	$(6,433)
Other comprehensive income (loss) before reclassifications	(257)	24	2	14	(217)
Amounts reclassified from accumulated other comprehensive (income) loss	—	362	42	(1)	403
Other comprehensive income (loss)	(257)	386	44	13	186
Balance at September 30, 2013	$199	$(6,528)	$2	$80	$(6,247)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended September 30,
(Millions of dollars)	Classification of income (expense)	2014	2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(130)	$(196)
Amortization of prior service credit (cost)	Note 9 [1]	9	14
Amortization of transition asset (obligation)	Note 9 [1]	—	(1)
Reclassifications before tax		(121)	(183)
Tax (provision) benefit		41	63
Reclassifications net of tax		$(80)	$(120)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$4	$(12)
Interest rate contracts	Interest expense excluding Financial Products	(1)	—
Interest rate contracts	Other income (expense)	—	(1)
Interest rate contracts	Interest expense of Financial Products	(2)	(1)
Reclassifications before tax		1	(14)
Tax (provision) benefit		(1)	5
Reclassifications net of tax		$—	$(9)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$20	$1
Tax (provision) benefit		(7)	—
Reclassifications net of tax		$13	$1

Total reclassifications from Accumulated other comprehensive income (loss)		$(67)	$(128)

1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Nine Months Ended September 30,
(Millions of dollars)	Classification of income (expense)	2014	2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(390)	$(589)
Amortization of prior service credit (cost)	Note 9 [1]	28	41
Amortization of transition asset (obligation)	Note 9 [1]	—	(2)
Reclassifications before tax		(362)	(550)
Tax (provision) benefit		122	188
Reclassifications net of tax		$(240)	$(362)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$24	$(60)
Interest rate contracts	Interest expense excluding Financial Products	(3)	—
Interest rate contracts	Other income (expense)	—	(2)
Interest rate contracts	Interest expense of Financial Products	(4)	(4)
Reclassifications before tax		17	(66)
Tax (provision) benefit		(7)	24
Reclassifications net of tax		$10	$(42)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$34	$1
Tax (provision) benefit		(11)	—
Reclassifications net of tax		$23	$1

Total reclassifications from Accumulated other comprehensive income (loss)		$(207)	$(403)

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

On September 10, 2014, the SEC issued to Caterpillar a subpoena seeking information concerning the Company’s accounting for the goodwill relating to its acquisition of Bucyrus International Inc. in 2011 and related matters. The Company is cooperating with the SEC regarding this subpoena and its ongoing investigation. We currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against two current employees of MGE and one former employee of MGE involving the same conduct alleged by CADE. The Company has responded to all requests for information from the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

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

14.                              Income Taxes

The provision for income taxes for the first nine months of 2014 reflects an estimated annual effective tax rate of 29.5 percent compared with 29 percent for the first nine months of 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

The provision for income taxes for the first nine months of 2014 also includes a net benefit of $21 million to adjust prior years' U.S. taxes and interest. A $33 million benefit was recorded to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994 which resulted in a $16 million benefit to remeasure previously unrecognized tax benefits and a $17 million benefit to adjust related interest, net of tax. This benefit was offset by a net charge of $12 million to adjust prior years' U.S. taxes that included a charge of $55 million to correct for an error which resulted in an understatement of tax liabilities for prior years. The provision for income taxes for the first nine months of 2013 also included a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012 and a benefit of $55 million to adjust the prior year's U.S. taxes.

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

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who also has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads three smaller operating segments that are included in the All Other operating segments.  The Caterpillar Enterprise System Group and Law and Public Policy Division are cost centers and do not meet the definition of an operating segment.

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

•
Machinery, Energy & Transportation segment profit is determined on a pretax basis and excludes interest expense and other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 38 to 44 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation costs and long-lived asset impairments. A table, Reconciliation of Restructuring Costs on page 41, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 20 for more information.

•	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

•	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments
Three Months Ended September 30,
(Millions of dollars)
	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$4,471	$67	$4,538	$129	$483	$6,717	$82
Resource Industries	2,172	144	2,316	174	147	9,940	65
Energy & Transportation	5,585	570	6,155	163	1,125	8,598	146
Machinery, Energy & Transportation	$12,228	$781	$13,009	$466	$1,755	$25,255	$293
Financial Products Segment	851	—	851	229	220	37,292	427
Total	$13,079	$781	$13,860	$695	$1,975	$62,547	$720

	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,569	$67	$4,636	$126	$289	$7,607	$128
Resource Industries	2,668	102	2,770	178	386	10,389	99
Energy & Transportation	4,922	471	5,393	161	875	8,492	125
Machinery, Energy & Transportation	$12,159	$640	$12,799	$465	$1,550	$26,488	$352
Financial Products Segment	807	—	807	203	218	36,980	473
Total	$12,966	$640	$13,606	$668	$1,768	$63,468	$825

Reportable Segments
Nine Months Ended September 30,
(Millions of dollars)
	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$14,942	$198	$15,140	$394	$1,845	$6,717	$225
Resource Industries	6,536	402	6,938	519	429	9,940	165
Energy & Transportation	15,536	1,706	17,242	478	2,961	8,598	317
Machinery, Energy & Transportation	$37,014	$2,306	$39,320	$1,391	$5,235	$25,255	$707
Financial Products Segment	2,502	—	2,502	665	704	37,292	1,206
Total	$39,516	$2,306	$41,822	$2,056	$5,939	$62,547	$1,913

	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$13,663	$257	$13,920	$362	$885	$7,607	$352
Resource Industries	9,156	356	9,512	513	1,369	10,389	334
Energy & Transportation	14,590	1,328	15,918	468	2,419	8,492	390
Machinery, Energy & Transportation	$37,409	$1,941	$39,350	$1,343	$4,673	$26,488	$1,076
Financial Products Segment	2,408	—	2,408	571	724	36,980	1,244
Total	$39,817	$1,941	$41,758	$1,914	$5,397	$63,468	$2,320

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2014
Total external sales and revenues from reportable segments	$12,228	$851	$—		$13,079
All Other operating segments	583	—	—		583
Other	(53)	24	(84)	[1]	(113)
Total sales and revenues	$12,758	$875	$(84)		$13,549

Three Months Ended September 30, 2013
Total external sales and revenues from reportable segments	$12,159	$807	$—		$12,966
All Other operating segments	532	—	—		532
Other	(13)	18	(80)	[1]	(75)
Total sales and revenues	$12,678	$825	$(80)		$13,423
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2014
Total external sales and revenues from reportable segments	$37,014	$2,502	$—		$39,516
All Other operating segments	1,720	—	—		1,720
Other	(92)	55	(259)	[1]	(296)
Total sales and revenues	$38,642	$2,557	$(259)		$40,940

Nine Months Ended September 30, 2013
Total external sales and revenues from reportable segments	$37,409	$2,408	$—		$39,817
All Other operating segments	1,673	—	—		1,673
Other	(34)	54	(256)	[1]	(236)
Total sales and revenues	$39,048	$2,462	$(256)		$41,254
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2014
Total profit from reportable segments	$1,755	$220	$1,975
All Other operating segments	228	—	228
Cost centers	31	—	31
Corporate costs	(408)	—	(408)
Timing	(125)	—	(125)
Restructuring costs	(81)	—	(81)
Methodology differences:
Inventory/cost of sales	6	—	6
Postretirement benefit expense	(84)	—	(84)
Financing costs	(136)	—	(136)
Equity in (profit) loss of unconsolidated affiliated companies	(4)	—	(4)
Currency	39	—	39
Other income/expense methodology differences	(55)	—	(55)
Other methodology differences	(8)	3	(5)
Total consolidated profit before taxes	$1,158	$223	$1,381

Three Months Ended September 30, 2013
Total profit from reportable segments	$1,550	$218	$1,768
All Other operating segments	180	—	180
Cost centers	43	—	43
Corporate costs	(353)	—	(353)
Timing	84	—	84
Restructuring costs	(36)	—	(36)
Methodology differences:
Inventory/cost of sales	(36)	—	(36)
Postretirement benefit expense	(174)	—	(174)
Financing costs	(120)	—	(120)
Equity in (profit) loss of unconsolidated affiliated companies	1	—	1
Currency	(32)	—	(32)
Other income/expense methodology differences	(58)	—	(58)
Other methodology differences	(2)	(4)	(6)
Total consolidated profit before taxes	$1,047	$214	$1,261

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2014
Total profit from reportable segments	$5,235	$704	$5,939
All Other operating segments	686	—	686
Cost centers	105	—	105
Corporate costs	(1,201)	—	(1,201)
Timing	(205)	—	(205)
Restructuring costs	(344)	—	(344)
Methodology differences:
Inventory/cost of sales	29	—	29
Postretirement benefit expense	(304)	—	(304)
Financing costs	(373)	—	(373)
Equity in (profit) loss of unconsolidated affiliated companies	(6)	—	(6)
Currency	16	—	16
Other income/expense methodology differences	(186)	—	(186)
Other methodology differences	(12)	(1)	(13)
Total consolidated profit before taxes	$3,440	$703	$4,143

Nine Months Ended September 30, 2013
Total profit from reportable segments	$4,673	$724	$5,397
All Other operating segments	593	—	593
Cost centers	100	—	100
Corporate costs	(1,093)	—	(1,093)
Timing	78	—	78
Restructuring costs	(71)	—	(71)
Methodology differences:
Inventory/cost of sales	(139)	—	(139)
Postretirement benefit expense	(505)	—	(505)
Financing costs	(361)	—	(361)
Equity in (profit) loss of unconsolidated affiliated companies	1	—	1
Currency	(71)	—	(71)
Other income/expense methodology differences	(178)	—	(178)
Other methodology differences	(20)	10	(10)
Total consolidated profit before taxes	$3,007	$734	$3,741

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended September 30, 2014
Construction Industries	$483	$(30)	$453
Resource Industries	147	(31)	116
Energy & Transportation	1,125	(5)	1,120
Financial Products Segment	220	—	220
All Other operating segments	228	(12)	216
Total	$2,203	$(78)	$2,125

Three Months Ended September 30, 2013
Construction Industries	$289	$(18)	$271
Resource Industries	386	(10)	376
Energy & Transportation	875	(4)	871
Financial Products Segment	218	—	218
All Other operating segments	180	(4)	176
Total	$1,948	$(36)	$1,912

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Nine Months Ended September 30, 2014
Construction Industries	$1,845	$(257)	$1,588
Resource Industries	429	(52)	377
Energy & Transportation	2,961	(11)	2,950
Financial Products Segment	704	—	704
All Other operating segments	686	(18)	668
Total	$6,625	$(338)	$6,287

Nine Months Ended September 30, 2013
Construction Industries	$885	$(21)	$864
Resource Industries	1,369	(19)	1,350
Energy & Transportation	2,419	(10)	2,409
Financial Products Segment	724	—	724
All Other operating segments	593	(19)	574
Total	$5,990	$(69)	$5,921

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2014
Total assets from reportable segments	$25,255	$37,292	$—	$62,547
All Other operating segments	2,758	—	—	2,758
Items not included in segment assets:
Cash and short-term investments	4,805	—	—	4,805
Intercompany receivables	1,195	—	(1,195)	—
Investment in Financial Products	4,739	—	(4,739)	—
Deferred income taxes	2,509	—	(536)	1,973
Goodwill and intangible assets	3,633	—	—	3,633
Property, plant and equipment – net and other assets	1,623	—	—	1,623
Operating lease methodology difference	(208)	—	—	(208)
Liabilities included in segment assets	10,405	—	—	10,405
Inventory methodology differences	(2,626)	—	—	(2,626)
Other	(272)	(80)	(70)	(422)
Total assets	$53,816	$37,212	$(6,540)	$84,488

December 31, 2013
Total assets from reportable segments	$26,488	$36,980	$—	$63,468
All Other operating segments	2,973	—	—	2,973
Items not included in segment assets:
Cash and short-term investments	4,597	—	—	4,597
Intercompany receivables	1,219	—	(1,219)	—
Investment in Financial Products	4,798	—	(4,798)	—
Deferred income taxes	2,541	—	(525)	2,016
Goodwill and intangible assets	3,582	—	—	3,582
Property, plant and equipment – net and other assets	1,175	—	—	1,175
Operating lease methodology difference	(273)	—	—	(273)
Liabilities included in segment assets	10,357	—	—	10,357
Inventory methodology differences	(2,539)	—	—	(2,539)
Other	(214)	(135)	(111)	(460)
Total assets	$54,704	$36,845	$(6,653)	$84,896

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2014
Total depreciation and amortization from reportable segments	$466	$229	$695
Items not included in segment depreciation and amortization:
All Other operating segments	70	—	70
Cost centers	36	—	36
Other	(9)	6	(3)
Total depreciation and amortization	$563	$235	$798

Three Months Ended September 30, 2013
Total depreciation and amortization from reportable segments	$465	$203	$668
Items not included in segment depreciation and amortization:
All Other operating segments	74	—	74
Cost centers	38	—	38
Other	(7)	6	(1)
Total depreciation and amortization	$570	$209	$779

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2014
Total depreciation and amortization from reportable segments	$1,391	$665	$2,056
Items not included in segment depreciation and amortization:
All Other operating segments	209	—	209
Cost centers	111	—	111
Other	(26)	18	(8)
Total depreciation and amortization	$1,685	$683	$2,368

Nine Months Ended September 30, 2013
Total depreciation and amortization from reportable segments	$1,343	$571	$1,914
Items not included in segment depreciation and amortization:
All Other operating segments	229	—	229
Cost centers	111	—	111
Other	(9)	18	9
Total depreciation and amortization	$1,674	$589	$2,263

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2014
Total capital expenditures from reportable segments	$293	$427	$—	$720
Items not included in segment capital expenditures:
All Other operating segments	93	—	—	93
Cost centers	17	—	—	17
Timing	10	—	—	10
Other	(18)	37	(12)	7
Total capital expenditures	$395	$464	$(12)	$847

Three Months Ended September 30, 2013
Total capital expenditures from reportable segments	$352	$473	$—	$825
Items not included in segment capital expenditures:
All Other operating segments	110	—	—	110
Cost centers	45	—	—	45
Timing	5	—	—	5
Other	(22)	18	(15)	(19)
Total capital expenditures	$490	$491	$(15)	$966

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2014
Total capital expenditures from reportable segments	$707	$1,206	$—	$1,913
Items not included in segment capital expenditures:
All Other operating segments	187	—	—	187
Cost centers	66	—	—	66
Timing	239	—	—	239
Other	(66)	89	(46)	(23)
Total capital expenditures	$1,133	$1,295	$(46)	$2,382

Nine Months Ended September 30, 2013
Total capital expenditures from reportable segments	$1,076	$1,244	$—	$2,320
Items not included in segment capital expenditures:
All Other operating segments	261	—	—	261
Cost centers	131	—	—	131
Timing	531	—	—	531
Other	(96)	66	(50)	(80)
Total capital expenditures	$1,903	$1,310	$(50)	$3,163

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

The provision for credit losses has been increased by $14 million and $10 million for the three and nine months ended September 30, 2014, respectively, for the correction of immaterial errors related to prior periods, of which $10 million related to prior years.

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

There were no impaired loans or finance leases as of September 30, 2014 or December 31, 2013, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three and nine months ended September 30, 2014 and 2013.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

	September 30, 2014			December 31, 2013
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$15	$15	$—	$23	$22	$—
Europe	46	46	—	48	47	—
Asia Pacific	—	—	—	7	7	—
Mining	10	10	—	134	134	—
Latin America	37	37	—	11	11	—
Caterpillar Power Finance	121	120	—	223	222	—
Total	$229	$228	$—	$446	$443	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$7	$7	$2	$13	$13	$4
Europe	33	32	9	20	19	7
Asia Pacific	22	22	7	16	16	2
Mining	144	142	14	—	—	—
Latin America	43	43	14	23	23	6
Caterpillar Power Finance	137	137	41	110	106	51
Total	$386	$383	$87	$182	$177	$70

Total Impaired Loans and Finance Leases
Customer
North America	$22	$22	$2	$36	$35	$4
Europe	79	78	9	68	66	7
Asia Pacific	22	22	7	23	23	2
Mining	154	152	14	134	134	—
Latin America	80	80	14	34	34	6
Caterpillar Power Finance	258	257	41	333	328	51
Total	$615	$611	$87	$628	$620	$70

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$19	$—	$23	$—
Europe	47	1	52	—
Asia Pacific	—	—	3	—
Mining	29	—	96	2
Latin America	37	—	14	—
Caterpillar Power Finance	143	1	280	1
Total	$275	$2	$468	$3

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$14	$—
Europe	24	1	21	—
Asia Pacific	26	—	18	—
Mining	127	2	—	—
Latin America	27	1	53	1
Caterpillar Power Finance	100	1	156	1
Total	$314	$5	$262	$2

Total Impaired Loans and Finance Leases
Customer
North America	$29	$—	$37	$—
Europe	71	2	73	—
Asia Pacific	26	—	21	—
Mining	156	2	96	2
Latin America	64	1	67	1
Caterpillar Power Finance	243	2	436	2
Total	$589	$7	$730	$5

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$22	$1	$26	$3
Europe	47	1	48	—
Asia Pacific	4	—	4	—
Mining	82	3	40	2
Latin America	29	—	11	—
Caterpillar Power Finance	174	4	285	2
Total	$358	$9	$414	$7

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$10	$—	$18	$—
Europe	21	1	23	1
Asia Pacific	18	1	18	1
Mining	75	4	1	—
Latin America	24	1	44	2
Caterpillar Power Finance	84	2	143	1
Total	$232	$9	$247	$5

Total Impaired Loans and Finance Leases
Customer
North America	$32	$1	$44	$3
Europe	68	2	71	1
Asia Pacific	22	1	22	1
Mining	157	7	41	2
Latin America	53	1	55	2
Caterpillar Power Finance	258	6	428	3
Total	$590	$18	$661	$12

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

As of September 30, 2014 and December 31, 2013, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2014	December 31, 2013
Customer
North America	$23	$26
Europe	38	28
Asia Pacific	91	50
Mining	40	23
Latin America	241	179
Caterpillar Power Finance	130	119
Total	$563	$425

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	September 30, 2014
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$47	$8	$24	$79	$7,017	$7,096	$4
Europe	19	20	36	75	2,722	2,797	8
Asia Pacific	67	26	107	200	2,477	2,677	18
Mining	4	4	11	19	2,065	2,084	—
Latin America	70	30	239	339	2,551	2,890	16
Caterpillar Power Finance	24	28	95	147	2,947	3,094	—
Dealer
North America	—	—	—	—	2,333	2,333	—
Europe	—	—	—	—	152	152	—
Asia Pacific	—	—	—	—	591	591	—
Latin America	—	—	—	—	684	684	—
Total	$231	$116	$512	$859	$23,539	$24,398	$46

(Millions of dollars)
	December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$12	$24	$73	$6,508	$6,581	$—
Europe	26	15	29	70	2,805	2,875	6
Asia Pacific	54	23	59	136	2,752	2,888	11
Mining	3	—	12	15	2,128	2,143	—
Latin America	54	25	165	244	2,474	2,718	5
Caterpillar Power Finance	55	30	60	145	2,946	3,091	—
Dealer
North America	—	—	—	—	2,283	2,283	—
Europe	—	—	—	—	150	150	—
Asia Pacific	—	—	—	—	583	583	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	748	748	—
Total	$229	$105	$349	$683	$23,378	$24,061	$22

Allowance for credit loss activity
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	September 30, 2014
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$365	$10	$375
Receivables written off	(115)	—	(115)
Recoveries on receivables previously written off	36	—	36
Provision for credit losses	119	—	119
Other	(13)	—	(13)
Balance at end of period	$392	$10	$402

Individually evaluated for impairment	$87	$—	$87
Collectively evaluated for impairment	305	10	315
Ending Balance	$392	$10	$402

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$615	$—	$615
Collectively evaluated for impairment	20,023	3,760	23,783
Ending Balance	$20,638	$3,760	$24,398

(Millions of dollars)
	December 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$414	$9	$423
Receivables written off	(179)	—	(179)
Recoveries on receivables previously written off	56	—	56
Provision for credit losses	83	1	84
Other	(9)	—	(9)
Balance at end of year	$365	$10	$375

Individually evaluated for impairment	$70	$—	$70
Collectively evaluated for impairment	295	10	305
Ending Balance	$365	$10	$375

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$628	$—	$628
Collectively evaluated for impairment	19,668	3,765	23,433
Ending Balance	$20,296	$3,765	$24,061

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2014			December 31, 2013
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$7,073	$2,333	$9,406	$6,555	$2,283	$8,838
Europe	2,759	152	2,911	2,847	150	2,997
Asia Pacific	2,586	591	3,177	2,838	583	3,421
Mining	2,044	—	2,044	2,120	1	2,121
Latin America	2,649	684	3,333	2,539	748	3,287
Caterpillar Power Finance	2,964	—	2,964	2,972	—	2,972
Total Performing	$20,075	$3,760	$23,835	$19,871	$3,765	$23,636

Non-Performing
North America	$23	$—	$23	$26	$—	$26
Europe	38	—	38	28	—	28
Asia Pacific	91	—	91	50	—	50
Mining	40	—	40	23	—	23
Latin America	241	—	241	179	—	179
Caterpillar Power Finance	130	—	130	119	—	119
Total Non-Performing	$563	$—	$563	$425	$—	$425

Performing & Non-Performing
North America	$7,096	$2,333	$9,429	$6,581	$2,283	$8,864
Europe	2,797	152	2,949	2,875	150	3,025
Asia Pacific	2,677	591	3,268	2,888	583	3,471
Mining	2,084	—	2,084	2,143	1	2,144
Latin America	2,890	684	3,574	2,718	748	3,466
Caterpillar Power Finance	3,094	—	3,094	3,091	—	3,091
Total	$20,638	$3,760	$24,398	$20,296	$3,765	$24,061

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

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2014 or 2013 for the Dealer portfolio segment.

Loan and finance lease receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2014 and 2013, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	20	$9	$3	14	$1	$—
Europe	—	—	—	7	5	5
Mining	45	122	124	45	123	123
Latin America	45	3	3	10	1	1
Caterpillar Power Finance [1]	7	44	46	6	65	67
Total [2]	117	$178	$176	82	$195	$196

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	24	$11	$5	46	$5	$5
Europe	8	7	7	15	6	6
Mining	47	165	157	45	123	123
Latin America	47	32	31	16	2	2
Caterpillar Power Finance [1]	13	80	81	10	101	104
Total [2]	139	$295	$281	132	$237	$240

[1]
During the three and nine months ended September 30, 2014, there were no additional funds subsequently loaned to a borrower whose terms had been modified in a TDR. During the three and nine months ended September 30, 2013, $13 million and $25 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $13 million and $25 million of additional funds are not reflected in the table above as no incremental modifications have been made with the borrower during the period presented.  At September 30, 2014, there were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR.

[2]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2014 and 2013, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	3	$—	5	$1
Europe	5	1	5	—
Total	8	$1	10	$1

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	10	$1	18	$4
Europe	12	2	5	—
Caterpillar Power Finance	—	—	2	3
Total	22	$3	25	$7

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2014 and December 31, 2013 are summarized below:

(Millions of dollars)	September 30, 2014
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	94	—	94
Corporate bonds
Corporate bonds	—	721	—	721
Asset-backed securities	—	109	—	109
Mortgage-backed debt securities
U.S. governmental agency	—	311	—	311
Residential	—	16	—	16
Commercial	—	70	—	70
Equity securities
Large capitalization value	220	—	—	220
Smaller company growth	46	—	—	46
Total available-for-sale securities	276	1,321	—	1,597
Derivative financial instruments, net	—	3	—	3
Total Assets	$276	$1,324	$—	$1,600
Liabilities
Guarantees	$—	$—	$11	$11
Total Liabilities	$—	$—	$11	$11

(Millions of dollars)	December 31, 2013
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	120	—	120
Corporate bonds
Corporate bonds	—	633	—	633
Asset-backed securities	—	72	—	72
Mortgage-backed debt securities
U.S. governmental agency	—	321	—	321
Residential	—	18	—	18
Commercial	—	93	—	93
Equity securities
Large capitalization value	254	—	—	254
Smaller company growth	49	—	—	49
Total available-for-sale securities	313	1,257	—	1,570
Derivative financial instruments, net	—	161	—	161
Total Assets	$313	$1,418	$—	$1,731
Liabilities
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$—	$13	$13

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2014 and 2013.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2013	$13
Issuance of guarantees	—
Expiration of guarantees	(2)
Balance at September 30, 2014	$11

Balance at December 31, 2012	$14
Issuance of guarantees	6
Expiration of guarantees	(5)
Balance at September 30, 2013	$15

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $250 million and $81 million as of September 30, 2014 and December 31, 2013, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	September 30, 2014				December 31, 2013
(Millions of dollars)	Carrying Amount		Fair Value		Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$6,082		$6,082		$6,081	$6,081	1
Restricted cash and short-term investments	443	[1]	443	[1]	53	53	1
Available-for-sale securities	1,597		1,597		1,570	1,570	1 & 2	Note 8
Finance receivables – net (excluding finance leases 2)	16,441		16,112		16,049	15,913	2	Note 16
Wholesale inventory receivables – net (excluding finance leases 2)	1,766		1,697		1,529	1,467	2	Note 16
Foreign currency contracts – net	—		—		45	45	2	Note 4
Interest rate swaps – net	74		74		116	116	2	Note 4

Liabilities
Short-term borrowings	4,436		4,436		3,679	3,679	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	10,007		11,533		8,759	9,905	2
Financial Products	24,839		25,357		25,312	25,849	2
Foreign currency contracts – net	67		67		—	—	2	Note 4
Commodity contracts – net	4		4		—	—	2	Note 4
Guarantees	11		11		13	13	3	Note 10

[1]	Includes short-term investments of $378 million which mature in the fourth quarter of 2014.

[2]	Total excluded items have a net carrying value at September 30, 2014 and December 31, 2013 of $7,975 million and $8,053 million, respectively.

18.	Acquisitions

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

The portions of the Bucyrus distribution business that were sold or classified as held for sale did not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, has been reported in the Resource Industries segment. Goodwill has been allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business sold or held for sale has been included in the disposal groups. The disposal groups have been recorded at the lower of their carrying value or fair value less cost to sell. In the second quarter of 2014, we recorded an impairment charge of $4 million related to disposal groups being sold to Caterpillar dealers. Fair value was determined based upon the negotiated sales price. The impairment was recorded in Other operating (income) expenses and included in the Resource Industries segment. The portions of the distribution business that were sold were not material to our results of operations, financial position or cash flow.

We completed three sale transactions during the first quarter, fifteen during the second quarter and twelve during the third quarter of 2014 whereby portions of the Bucyrus distribution business were sold to Caterpillar dealers for an aggregate price of $196 million. For the first nine months of 2014, after-tax profit was unfavorably impacted by $16 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $22 million of income related to the sales transactions, a net unfavorable adjustment of $8 million related to prior sale transactions (both included in Other operating (income) expenses), costs incurred related to the Bucyrus distribution divestiture activities of $23 million (included in Selling, general and administrative expenses) and income tax of $7 million.

Assets sold in the first nine months of 2014 primarily consisted of customer relationship intangibles of $81 million, allocated goodwill of $63 million and inventory of $19 million related to the divested portions of the Bucyrus distribution business.

20.                              Restructuring Costs

For the three and nine months ended September 30, 2014, we recognized $81 million and $344 million, respectively, of restructuring costs in Other operating (income) expenses in the Consolidated Statement of Results of Operations, which included $46 million of employee separation costs and $35 million of long-lived asset impairments and other restructuring costs for the three months ended September 30, 2014 and $295 million of employee separation costs and $49 million of long-lived asset impairments and other restructuring costs for the nine months ended September 30, 2014. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium facility. For the three and nine months ended September 30, 2013, we recognized $36 million and $71 million, respectively, of restructuring costs, which included $34 million of employee separation costs and $2 million of long-lived asset impairments for the three months ended September 30, 2013 and $57 million of employee separation costs and $14 million of long-lived asset impairments for the nine months ended September 30, 2013. For the first nine months of 2013, costs primarily related to separation programs in North America and Europe.

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

The following table summarizes the 2013 and 2014 employee separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	151
Reduction in liability (payments and other adjustments)	(91)
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	295
Reduction in liability (payments and other adjustments)	(197)
Liability balance at September 30, 2014	$187

The remaining liability balances as of September 30, 2014 represent costs for employees who have not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014 and 2015.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium facility. This restructuring plan is designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action will include reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. We expect to recognize substantially all of these separation-related charges throughout 2014. For the three and nine months ended September 30, 2014, we recognized $26 million and $241 million, respectively, of employee separation costs relating to this restructuring plan. The majority of these remaining costs are expected to be paid in 2014 and 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Third-quarter 2014 sales and revenues were $13.549 billion, compared with $13.423 billion in the third quarter of 2013. Profit per share for the third quarter of 2014 was $1.63, a 12 percent increase from third-quarter 2013 profit per share of $1.45. Profit was $1.017 billion in the third quarter of 2014, an increase of 8 percent from $946 million in the third quarter of 2013.

Sales and revenues for the nine months ended September 30, 2014 were $40.940 billion, down $314 million from $41.254 billion for the nine months ended September 30, 2013. Profit per share for the nine months ended September 30, 2014 was $4.64, a 10 percent increase from the nine months ended September 30, 2013 profit per share of $4.21. Profit was $2.938 billion in the nine months ended September 30, 2014, an increase of 5 percent from $2.786 billion for the nine months ended September 30, 2013.

Highlights for the third quarter of 2014 include:

•
Third-quarter sales and revenues were $13.549 billion, compared with $13.423 billion in the third quarter of 2013. Energy & Transportation’s sales were higher, while Resource Industries’ sales declined.

•	Restructuring costs were $81 million in the third quarter of 2014 with an after-tax impact of $0.09 per share.

•	Profit per share was $1.63 in the third quarter of 2014 and $1.72 per share excluding restructuring costs. Profit in the third quarter of 2013 was $1.45 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.442 billion in the third quarter of 2014, compared with $2.109 billion in the third quarter of 2013.

•	ME&T debt-to-capital ratio was 34.7 percent compared with 32.5 percent at the end of the second quarter of 2014.

•
As previously announced, the company repurchased $2.5 billion of Caterpillar common stock during the third quarter of 2014. This repurchase is part of the $10 billion stock repurchase authorization approved by the Board of Directors in the first quarter of 2014.

Highlights for the nine months ended September 30, 2014 include:

•
Sales and revenues for the nine months ended September 30, 2014 were $40.940 billion, compared with $41.254 billion for the nine months ended September 30, 2013. Sales decreases in Resource Industries were nearly offset by increases in Construction Industries and Energy & Transportation. Financial Products’ revenues were slightly higher.

•	Restructuring costs were $344 million for the nine months ended September 30, 2014 with an after-tax impact of $0.39 per share.

•
Profit per share was $4.64 for the nine months ended September 30, 2014 and excluding restructuring costs of $0.39 per share was $5.03 per share. Profit per share was $4.21 for the nine months ended September 30, 2013.

•	ME&T operating cash flow was $5.384 billion for the nine months ended September 30, 2014, compared with $6.247 billion for the nine months ended September 30, 2013.

•	During the first nine months of 2014, the company repurchased $4.2 billion of Caterpillar common stock.

Notes:

•	Glossary of terms is included on pages 73-75; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 84.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2013

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2013 (at left) and the third quarter of 2014 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $13.549 billion in the third quarter of 2014, about flat with the third quarter of 2013.
When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reason for the change: Sales volume decreased $187 million primarily due to lower volume in Resource Industries and Construction Industries, partially offset by increased volume in Energy & Transportation. Favorable changes in price realization, primarily in Construction Industries and Energy & Transportation, and currency and increases in Financial Products’ revenues about offset the sales volume decrease.

The volume decrease was the result of lower end-user demand primarily for mining equipment, as customers continued to reduce their capital expenditures. This decrease was partially offset by the favorable impact of changes in dealer machine and engine inventories as dealers reduced machine and engine inventories about $600 million in the third quarter of 2014 compared with a decrease of about $800 million in the third quarter of 2013. We believe that dealers will continue to decrease inventory, primarily construction equipment, in the fourth quarter of 2014 due to expected seasonal selling patterns and increased utilization of inventory from our product distribution centers. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Aftermarket parts sales were slightly higher than the third quarter of 2013, primarily in Energy & Transportation.

•
Sales by geographic region: Sales increases in North America were about offset by declines in Latin America and Asia/Pacific. Sales increased 15 percent in North America, primarily due to higher demand for oil and gas and transportation applications and construction equipment. Sales decreased 21 percent in Latin America, primarily due to lower end-user demand for construction and mining equipment and engines used for oil and gas applications. Asia/Pacific sales declined 7 percent primarily due to lower construction and mining equipment sales. While sales in Asia/Pacific declined overall, sales in China were about flat. Sales in EAME were about flat as lower end-user demand was offset by the favorable impact of changes in dealer inventories. While EAME sales were about flat, the impact from higher sales in Europe due to weak but improving economic conditions was offset by sales declines in the CIS as a result of political unrest.

•
Sales by segment: Energy & Transportation’s sales were higher, while Resource Industries’ sales declined. Energy & Transportation’s sales increased 13 percent primarily due to higher demand for transportation and oil and gas applications. Resource Industries’ sales decreased 19 percent, primarily due to lower end-user demand for mining equipment, partially offset by the favorable impact of changes in dealer inventories. Construction Industries’ sales were about flat. Financial Products’ segment revenues increased 5 percent.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2013 (at left) and the third quarter of 2014 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the third quarter of 2014 was $1.392 billion, about flat with the third quarter of 2013. Increased SG&A and R&D expenses resulting from higher incentive compensation expense were about offset by favorable price realization.
Manufacturing costs were about flat as higher warranty expense, primarily for mining equipment, and increased incentive compensation expense were about offset by lower material costs and favorable changes in cost absorption as inventory increased in the third quarter of 2014, compared with a decrease in the third quarter of 2013.
Restructuring costs of $81 million in the third quarter of 2014 related to a reduction in workforce in our Gosselies, Belgium, facility and several other restructuring programs across the company. In the third quarter of 2013 restructuring costs were $36 million.
The third-quarter 2014 incentive compensation expense was about $390 million, and we expect the full year will be about $1.3 billion. Short-term incentive compensation in the third quarter of 2013 was about $100 million, and full-year 2013 was about $545 million. Short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.

Other Profit/Loss Items

•
Other income/expense was income of $117 million compared with expense of $24 million in the third quarter of 2013. The change was primarily due to the favorable net impact from currency translation and hedging gains and losses. The third quarter of 2014 included net gains related to currency translation and hedging compared to net losses in the third quarter of 2013.

•
The provision for income taxes in the third quarter of 2014 reflects an estimated annual tax rate of 29.5 percent compared with 29 percent for third quarter of 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit. The provisions for income taxes for the third quarters of 2014 and 2013 also include benefits of $43 million and $55 million, respectively, resulting from true-up of estimated amounts used in the tax provision to the U.S. tax return as filed in September of each year.
Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2014
Construction Industries [1]	$4,471	(2)%	$1,913	9%	$599	(15)%	$997	1%	$962	(13)%
Resource Industries [2]	2,172	(19)%	752	(10)%	369	(31)%	495	(25)%	556	(13)%
Energy & Transportation [3]	5,585	13%	2,541	33%	481	(21)%	1,582	9%	981	2%
All Other Segments [4]	583	10%	376	18%	64	2%	82	(7)%	61	—%
Corporate Items and Eliminations	(53)	—	(27)		—		(26)		—
Machinery, Energy & Transportation Sales	12,758	1%	5,555	15%	1,513	(21)%	3,130	(2)%	2,560	(7)%

Financial Products Segment	851	5%	446	3%	130	24%	127	—%	148	3%
Corporate Items and Eliminations	(60)		(28)		(14)		(6)		(12)
Financial Products Revenues	791	6%	418	6%	116	20%	121	1%	136	2%

Consolidated Sales and Revenues	$13,549	1%	$5,973	15%	$1,629	(19)%	$3,251	(2)%	$2,696	(7)%

Third Quarter 2013
Construction Industries [1]	$4,569		$1,760		$708		$990		$1,111
Resource Industries [2]	2,668		838		534		659		637
Energy & Transportation [3]	4,922		1,905		608		1,450		959
All Other Segments [4]	532		320		63		88		61
Corporate Items and Eliminations	(13)		(12)		—		—		(1)
Machinery, Energy & Transportation Sales	12,678		4,811		1,913		3,187		2,767

Financial Products Segment	807		431		105		127		144
Corporate Items and Eliminations	(62)		(36)		(8)		(7)		(11)
Financial Products Revenues	745		395		97		120		133

Consolidated Sales and Revenues	$13,423		$5,206		$2,010		$3,307		$2,900

[1]	Does not include inter-segment sales of $67 million and $67 million in third quarter 2014 and 2013, respectively.

[2]	Does not include inter-segment sales of $144 million and $102 million in third quarter 2014 and 2013, respectively.

[3]	Does not include inter-segment sales of $570 million and $471 million in third quarter 2014 and 2013, respectively.

[4]	Does not include inter-segment sales of $875 million and $805 million in third quarter 2014 and 2013, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2013	Sales Volume	Price Realization	Currency	Other	Third Quarter 2014	$ Change	% Change

Construction Industries	$4,569	$(243)	$123	$22	$—	$4,471	$(98)	(2)%
Resource Industries	2,668	(483)	(28)	15	—	2,172	(496)	(19)%
Energy & Transportation	4,922	545	65	53	—	5,585	663	13%
All Other Segments	532	34	14	3	—	583	51	10%
Corporate Items and Eliminations	(13)	(40)	(1)	1	—	(53)	(40)
Machinery, Energy & Transportation Sales	12,678	(187)	173	94	—	12,758	80	1%

Financial Products Segment	807	—	—	—	44	851	44	5%
Corporate Items and Eliminations	(62)	—	—	—	2	(60)	2
Financial Products Revenues	745	—	—	—	46	791	46	6%

Consolidated Sales and Revenues	$13,423	$(187)	$173	$94	$46	$13,549	$126	1%

Operating Profit by Segment
(Millions of dollars)	Third Quarter 2014	Third Quarter 2013	$ Change	% Change
Construction Industries	$483	$289	$194	67%
Resource Industries	147	386	(239)	(62)%
Energy & Transportation	1,125	875	250	29%
All Other Segments	228	180	48	27%
Corporate Items and Eliminations	(739)	(475)	(264)
Machinery, Energy & Transportation	1,244	1,255	(11)	(1)%

Financial Products Segment	220	218	2	1%
Corporate Items and Eliminations	(1)	(8)	7
Financial Products	219	210	9	4%
Consolidating Adjustments	(71)	(64)	(7)
Consolidated Operating Profit	$1,392	$1,401	$(9)	(1)%

Construction Industries
Construction Industries’ sales were $4.471 billion in the third quarter of 2014, about flat with the third quarter of 2013. Sales volume was lower, while price realization improved. Sales of new equipment decreased slightly, while sales of aftermarket parts increased slightly.

•
The sales volume decrease was primarily related to unfavorable changes in dealer inventories as dealers lowered their inventories more significantly in the third quarter of 2014 than in the third quarter of 2013. We believe that dealers will continue to decrease inventory in the fourth quarter of 2014 due to expected seasonal selling patterns and increased utilization of inventory from our product distribution centers. Additionally, deliveries to end users decreased.

•
Price realization was favorable across all geographic regions primarily due to less discounting. About one-third of the overall improvement was due to the absence of a large government order in Brazil during the third quarter of 2013.

Sales decreases in Asia/Pacific and Latin America were about offset by increases in North America. EAME sales were about flat.

•
In Asia/Pacific, the sales decline was primarily due to unfavorable changes in dealer inventories as dealers decreased inventory in the third quarter of 2014 and increased inventory in the third quarter of 2013. In addition, deliveries to end users were lower due to weak construction activity.

•	Sales decreased in Latin America primarily due to the absence of a large government order in Brazil.

•
Sales in North America improved primarily due to higher end-user demand resulting from an increase in construction-related spending in the United States. Although still below prior peaks, construction-related spending continues to improve. This increase was partially offset by the impact of unfavorable changes in dealer inventories as dealers reduced inventory more significantly in the third quarter of 2014 than in the third quarter of 2013.
Construction Industries’ profit was $483 million in the third quarter of 2014, compared with $289 million in the third quarter of 2013. Profit increased primarily due to the favorable impacts of price realization and currency and lower manufacturing costs. These favorable impacts were partially offset by lower sales volume and increased SG&A and R&D expenses.
Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in these fixed exchange rates resulted in a favorable currency impact for the segment.
Manufacturing costs improved primarily due to favorable changes in cost absorption resulting from the absence of a decrease in inventory during the third quarter of 2013. In addition, material costs were lower. These favorable items were partially offset by higher incentive compensation expense.
SG&A and R&D expenses increased primarily due to higher incentive compensation expense.
Resource Industries
Resource Industries’ sales were $2.172 billion in the third quarter of 2014, a decrease of $496 million, or 19 percent, from the third quarter of 2013. Sales declined in all geographic regions primarily due to lower end-user demand. This unfavorable impact was partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the third quarter of 2014, the reductions were less significant than in the third quarter of 2013.
Although prices of some mined commodities remained above investment thresholds, customers in all geographic regions have reduced spending across the mining industry. We believe that mining companies are increasing productivity at existing mines and improving their transportation infrastructure rather than investing in expansions or new mine openings, which results in lower demand for our mining products. In addition, projects financed and started in prior years have led to an increased supply of coal and iron ore which has outpaced demand and resulted in prices at or below investment thresholds for those commodities. As a result, new orders for mining equipment continued to be weak in the quarter.
Aftermarket part sales were slightly lower. We believe some companies are continuing to extend proactive maintenance schedules and delay major overhauls when possible.
Resource Industries’ profit was $147 million in the third quarter of 2014 compared with $386 million in the third quarter of 2013. The decrease was primarily the result of lower sales volume, increased SG&A and R&D expenses and unfavorable price realization.
SG&A and R&D expenses increased primarily due to higher spending for new product introduction programs and increased incentive compensation expense. Price realization was unfavorable primarily due to an increasingly competitive pricing environment. Manufacturing costs were about flat as increased warranty expense was about offset by lower material costs.
Energy & Transportation
Energy & Transportation’s sales were $5.585 billion in the third quarter of 2014, an increase of 13 percent compared with the third quarter of 2013. The sales increase was primarily due to higher volume. In addition, the impacts of price realization and currency were favorable. Sales for all applications increased.

•
Transportation - Sales increased in North America and EAME and were about flat in Asia/Pacific and Latin America. Higher sales in North America and EAME were primarily due to increased sales for rail applications. In North America, sales strengthened due to customer demand in advance of the 2015 emissions change for locomotives. In EAME, sales increased as we continue to focus on expansion of our rail business.

While we believe that market conditions have changed and there will be more demand for locomotives in North America than we expected in 2015, we currently do not believe the timing of our Tier 4 locomotive offering will have a significant impact on Energy & Transportation's sales. In addition to North American locomotive sales, our Rail business includes locomotive parts sales, international locomotive sales and Progress Rail Services.

•
Oil and Gas - Sales increased in North America and were partially offset by declines in Latin America. EAME and Asia/Pacific sales were about flat. In North America, sales increased primarily due to higher demand for equipment used in well servicing, gas compression and drilling applications as prices remained at or above levels for continued investment. In Latin America, lower sales were primarily due to lower end-user demand.

Caterpillar provides products that are used in a variety of different oil and gas applications, including offshore and land drilling, well servicing, oil and gas production and gas compression. The products that we provide to the oil and gas industry include reciprocating engines, well stimulation pumps, transmissions, gas turbines and centrifugal natural gas compressors. Due to the diversity of our offerings, we currently do not expect the recent decline in oil prices to have a significant impact on our 2014 sales.

•
Industrial - Sales increased in EAME and were about flat in all other geographic regions. In EAME, sales increased due to higher demand for engines used by original equipment manufacturers for industrial and construction applications.

•	Power Generation - Sales were slightly higher as favorable changes in dealer inventories primarily in North America were partially offset by slightly lower end-user demand.
Energy & Transportation’s profit was $1.125 billion in the third quarter of 2014, compared with $875 million in the third quarter of 2013. The improvement was primarily due to higher sales volume and favorable price realization, partially offset by an increase in incentive compensation expense. In the fourth quarter of 2014, we expect negative product mix due to sales recognition for a large power generation project in EAME.
Financial Products Segment
Financial Products’ revenues were $851 million in the third quarter of 2014, an increase of $44 million, or 5 percent, from the third quarter of 2013. The increase was primarily due to the favorable impact from higher average earning assets primarily in North America.
Financial Products’ profit was $220 million in the third quarter of 2014, compared with $218 million in the third quarter of 2013. The increase was primarily due to a $23 million improvement on net yield on average earning assets and a $21 million increase in gains on sales of securities at Caterpillar Financial Insurance Services. These increases were partially offset by $32 million of unfavorable adjustments related to prior periods for interest rate swap contracts and the provision for credit losses.
At the end of the third quarter of 2014, past dues at Cat Financial were 2.81 percent compared with 2.63 percent at the end of the second quarter of 2014, 2.37 percent at the end of 2013 and 2.45 percent at the end of the third quarter of 2013. The increase reflects higher past dues in Cat Financial’s Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $22 million for the third quarter of 2014, compared with $58 million for the third quarter of 2013.
As of September 30, 2014, Cat Financial's allowance for credit losses totaled $405 million, or 1.37 percent of net finance receivables, compared with $387 million, or 1.27 percent of net finance receivables as of June 30, 2014, and $378 million, or 1.30 percent of net finance receivables, at year-end 2013. The allowance for credit losses as of September 30, 2013, was $404 million, or 1.40 percent of net finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $740 million in the third quarter of 2014, an increase of $257 million from the third quarter of 2013. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The increase in expense from the third quarter of 2013 was primarily due to timing differences, higher corporate costs, the unfavorable impact of currency and higher restructuring costs. Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. These unfavorable items were partially offset by decreased retirement benefit costs.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2013

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2013 (at left) and the nine months ended September 30, 2014 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $40.940 billion in the nine months ended September 30, 2014, down $314 million from the nine months ended September 30, 2013. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reasons for the change: Sales volume decreased $641 million primarily due to lower volume in Resource Industries, partially offset by higher volume in Construction Industries and Energy & Transportation.

The volume decrease was primarily the result of lower end-user demand for mining equipment in Resource Industries, as customers are continuing to reduce their capital expenditures. This unfavorable impact was partially offset by the favorable impact of changes in dealer machine and engine inventories, as dealers decreased inventories about $400 million in the nine months ended September 30, 2014, compared to a decrease of about $2.6 billion in the nine months ended September 30, 2013. We believe that dealers will continue to decrease inventory, primarily construction equipment, in the fourth quarter of 2014 due to expected seasonal selling patterns and increased utilization of inventory from our product distribution centers. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Aftermarket parts sales were about flat as declines in Resource Industries were about offset by increases in Energy & Transportation.

•
Sales by geographic region: Sales declines in Asia/Pacific and Latin America were about offset by increases in North America. In Asia/Pacific, sales decreased 11 percent as a result of lower end-user demand primarily for mining equipment, partially offset by the favorable impact of changes in dealer inventories for mining equipment. Sales declined 18 percent in Latin America primarily due to lower end-user demand for mining equipment. Sales increased 12 percent in North America primarily due to higher end-user demand for construction equipment and oil and gas and transportation applications and the favorable impact of dealer inventory changes primarily for construction equipment.

Sales were about flat in EAME, as lower end-user demand for mining equipment was about offset by the favorable impact of changes in dealer inventories. While sales in EAME were about flat, sales declines in the CIS were about offset by higher construction equipment and engine sales in Europe due to weak but improving economic conditions. We believe the sales declines in the CIS were due to the effects of ongoing political unrest on economic activity in the region. Further escalation of geo-political events in the region could negatively impact trade overall and the demand for our products.

•
Sales by segment: Sales decreases in Resource Industries were nearly offset by increases in Construction Industries and Energy & Transportation. Resource Industries’ sales declined 29 percent, resulting primarily from weaker demand for mining products, partially offset by the favorable impact of changes in dealer inventories. Construction Industries’ sales increased 9 percent primarily due to the favorable impact of changes in dealer inventories and increased end-user demand. Energy & Transportation’s sales were 6 percent higher primarily due to increases in oil and gas, transportation and industrial applications. Financial Products segment revenues were slightly higher.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2013 (at left) and the nine months ended September 30, 2014 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the nine months ended September 30, 2014, was $4.265 billion, compared with $4.176 billion for the nine months ended September 30, 2013. The increase was primarily the result of favorable manufacturing costs, improved price realization, primarily for Construction Industries and Energy & Transportation, and the favorable impact of currency. These impacts were about offset by higher restructuring costs, lower sales volume, the absence of a gain related to a settlement with the previous owners of Caterpillar (Zhengzhou) Ltd. and lower Financial Products segment profit.
Manufacturing costs improved $333 million. The improvement was primarily due to favorable changes in cost absorption resulting from an increase in inventory during the nine months ended September 30, 2014, compared to a significant decrease in the nine months ended September 30, 2013, favorable material costs and improved efficiencies. These impacts were partially offset by higher incentive compensation and warranty expenses.
SG&A and R&D expenses were about flat as increased incentive compensation expense was about offset by lower spending on new product introduction programs and other cost reduction measures.
The favorable impact of currency was mostly due to the Japanese yen, partially offset by the British pound. We have a sizeable manufacturing presence in Japan and United Kingdom, and while some of the production is sold within these countries, we are a net exporter from both, and therefore, a weaker Japanese yen provides a benefit and a stronger British pound results in an unfavorable impact.
Restructuring costs of $344 million for the nine months ended September 30, 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility. In the nine months ended September 30, 2013, restructuring costs were $71 million. For the full year 2014, we expect restructuring costs to be about $450 million, higher than the previous estimate of about $400 million. The increase in the full-year estimate is primarily due to restructuring programs related to mining.

Short-term incentive compensation expense related to the nine months ended September 30, 2014 was about $1.0 billion, and we expect the full year will be about $1.3 billion. Short-term incentive compensation expense related to the nine months ended September 30, 2013 was about $350 million, and full-year 2013 was about $545 million.
Other Profit/Loss Items

•
Other income/expense was income of $236 million in the nine months ended September 30, 2014, compared with expense of $79 million in the nine months ended September 30, 2013. The change was primarily due to the favorable impact of currency translation and hedging gains and losses. Translation and hedging losses in the nine months ended September 30, 2013 totaled $230 million. In the nine months ended September 30, 2014, translation and hedging gains were $86 million.

•
The provision for income taxes for the first nine months of 2014 reflects an estimated annual effective tax rate of 29.5 percent compared with 29 percent for the first nine months of 2013, excluding the items discussed below. The increase from the full-year 2013 rate of 28.5 percent is primarily due to the expiration of the U.S. research and development tax credit.

The provision for income taxes for the first nine months of 2014 also includes a net benefit of $21 million to adjust prior years’ U.S. taxes and interest. This compares to benefits for the first nine months of 2013 of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012 and $55 million to adjust the prior year’s U.S. taxes.
Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine Months Ended September 30, 2014
Construction Industries [1]	$14,942	9%	$6,407	21%	$1,896	(5)%	$3,333	11%	$3,306	(2)%
Resource Industries [2]	6,536	(29)%	2,343	(11)%	1,113	(39)%	1,550	(33)%	1,530	(36)%
Energy & Transportation [3]	15,536	6%	6,882	16%	1,422	(11)%	4,317	7%	2,915	(3)%
All Other Segments [4]	1,720	3%	1,082	6%	190	9%	268	(6)%	180	(5)%
Corporate Items and Eliminations	(92)		(59)		(1)		(31)		(1)
Machinery, Energy & Transportation Sales	38,642	(1)%	16,655	12%	4,620	(18)%	9,437	(2)%	7,930	(11)%

Financial Products Segment	2,502	4%	1,331	6%	356	10%	379	2%	436	(5)%
Corporate Items and Eliminations	(204)		(108)		(38)		(20)		(38)
Financial Products Revenues	2,298	4%	1,223	7%	318	6%	359	2%	398	(5)%

Consolidated Sales and Revenues	$40,940	(1)%	$17,878	12%	$4,938	(16)%	$9,796	(2)%	$8,328	(11)%

Nine Months Ended September 30, 2013
Construction Industries [1]	$13,663		$5,308		$2,005		$2,991		$3,359
Resource Industries [2]	9,156		2,625		1,824		2,328		2,379
Energy & Transportation [3]	14,590		5,935		1,601		4,038		3,016
All Other Segments [4]	1,673		1,024		175		285		189
Corporate Items and Eliminations	(34)		(38)		1		2		1
Machinery, Energy & Transportation Sales	39,048		14,854		5,606		9,644		8,944

Financial Products Segment	2,408		1,252		324		372		460
Corporate Items and Eliminations	(202)		(114)		(24)		(21)		(43)
Financial Products Revenues	2,206		1,138		300		351		417

Consolidated Sales and Revenues	$41,254		$15,992		$5,906		$9,995		$9,361

[1]	Does not include inter-segment sales of $198 million and $257 million for the nine months ended September 30, 2014 and 2013, respectively.

[2]	Does not include inter-segment sales of $402 million and $356 million for the nine months ended September 30, 2014 and 2013, respectively.

[3]	Does not include inter-segment sales of $1,706 million and $1,328 million for the nine months ended September 30, 2014 and 2013, respectively.

[4]	Does not include inter-segment sales of $2,597 million and $2,438 million for the nine months ended September 30, 2014 and 2013, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended Sept. 30, 2013	Sales Volume	Price Realization	Currency	Other	Nine Months Ended Sept. 30, 2014	$ Change	% Change

Construction Industries	$13,663	$1,250	$164	$(135)	$—	$14,942	$1,279	9%
Resource Industries	9,156	(2,548)	(64)	(8)	—	6,536	(2,620)	(29)%
Energy & Transportation	14,590	700	145	101	—	15,536	946	6%
All Other Segments	1,673	16	31	—	—	1,720	47	3%
Corporate Items and Eliminations	(34)	(59)	1	—	—	(92)	(58)
Machinery, Energy & Transportation Sales	39,048	(641)	277	(42)	—	38,642	(406)	(1)%

Financial Products Segment	2,408	—	—	—	94	2,502	94	4%
Corporate Items and Eliminations	(202)	—	—	—	(2)	(204)	(2)
Financial Products Revenues	2,206	—	—	—	92	2,298	92	4%

Consolidated Sales and Revenues	$41,254	$(641)	$277	$(42)	$92	$40,940	$(314)	(1)%

Operating Profit by Segment
(Millions of dollars)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ Change	% Change
Construction Industries	$1,845	$885	$960	108%
Resource Industries	429	1,369	(940)	(69)%
Energy & Transportation	2,961	2,419	542	22%
All Other Segments	686	593	93	16%
Corporate Items and Eliminations	(2,121)	(1,621)	(500)
Machinery, Energy & Transportation	3,800	3,645	155	4%

Financial Products Segment	704	724	(20)	(3)%
Corporate Items and Eliminations	(28)	9	(37)
Financial Products	676	733	(57)	(8)%
Consolidating Adjustments	(211)	(202)	(9)
Consolidated Operating Profit	$4,265	$4,176	$89	2%

Construction Industries
Construction Industries’ sales were $14.942 billion in the nine months ended September 30, 2014, an increase of $1.279 billion, or 9 percent, from the nine months ended September 30, 2013. The sales increase was primarily due to higher sales volume and the favorable impact of price realization, partially offset by the unfavorable impact of currency. Sales of new equipment increased, and sales of aftermarket parts were about flat.

•
The increase in sales volume was primarily related to the impact of changes in dealer inventories. Dealer inventories increased in the nine months ended September 30, 2014, compared to a decrease in the nine months ended September 30, 2013. We believe that dealers will continue to decrease inventory in the fourth quarter of 2014 due to expected seasonal selling patterns and increased utilization of inventory from our product distribution centers. The remaining increase in sales volume was primarily due to increased deliveries to end users.

•	The favorable impact of price realization was primarily in Latin America and Asia/Pacific.

•	The unfavorable currency impact was primarily from a weaker Japanese yen and Brazilian real, as sales in these currencies translated into fewer U.S. dollars.
Sales increased in North America and EAME, while sales in Latin America and Asia/Pacific were about flat.

•
In North America, higher sales were primarily due to higher end-user demand resulting from an increase in construction-related spending in the United States. Although still below the 2006 peak, construction-related sales are improving in the United States. The remaining sales increase was primarily due to the impact of dealer inventory changes, as dealers increased inventory in the nine months ended September 30, 2014, compared to a decrease in the nine months ended September 30, 2013.

•
In EAME, higher sales were primarily due to the favorable impact of dealer inventory changes, partially offset by lower end-user demand. Dealer inventory increased in the nine months ended September 30, 2014, compared to a decrease in the nine months ended September 30, 2013. The decrease in end-user demand was primarily due to lower dealer deliveries to end users in Africa/Middle East and CIS resulting from political unrest, partially offset by increased dealer deliveries to end users in Europe primarily due to weak but improving economic conditions.

•
While sales in Asia/Pacific were about flat, decreases in Thailand resulting from social and political unrest were nearly offset by increases in China. In the first eight months of 2014, the overall construction machinery industry in China fell approximately 10 percent from the same period last year. However, our dealer deliveries to end users in China have outpaced the industry overall. We expect the Chinese construction machinery industry to remain challenged in the near future.

Construction Industries’ profit was $1.845 billion in the nine months ended September 30, 2014, compared with $885 million in the nine months ended September 30, 2013. The increase in profit was primarily due to higher sales volume, the favorable impact of currency, improved manufacturing costs and favorable price realization.
Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in these fixed exchange rates resulted in a favorable currency impact for the segment.
Manufacturing costs improved primarily due to favorable changes in cost absorption, lower material costs and improved efficiencies, partially offset by higher incentive compensation and depreciation expenses. Favorable changes in cost absorption resulted from a significantly larger decrease in inventory during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2014.
SG&A and R&D expenses were about flat despite the increase in sales volume. Increased incentive compensation expense was about offset by lower spending on new product introduction programs.
Resource Industries
Resource Industries’ sales were $6.536 billion for the nine months ended September 30, 2014, a decrease of $2.620 billion, or 29 percent, from the nine months ended September 30, 2013 - nearly all from lower sales volume. The sales volume decline was primarily due to lower end-user demand across all geographic regions. Aftermarket part sales also declined, as we believe some companies are continuing to extend proactive maintenance schedules and delay major overhauls when possible. These declines were partially offset by the favorable impact of changes in dealer inventory. While dealers continued to reduce machine inventories worldwide for the nine months ended September 30, 2014, the reductions were less significant than for the nine months ended September 30, 2013. Customer demand for mining equipment has not improved, and as a result, dealers need less inventory and are making reductions to align inventory with demand.
Although prices of some mined commodities remained above investment thresholds, customers in all geographic regions have reduced spending across the mining industry. We believe that mining companies are increasing productivity at existing mines and improving their transportation infrastructure rather than investing in expansions or new mine openings, which results in lower demand for our mining products. In addition, projects financed and started in prior years have led to an increased supply of coal and iron ore which has outpaced demand and resulted in prices at or below investment thresholds for those commodities. As a result, new orders for mining equipment continued to be weak for the nine months ended September 30, 2014.
The mining industry remains weak and quoting activity and order rates remain at low levels. While we have not seen evidence of an upturn in the industry, because of the low level of sales of new equipment, we believe the likelihood of significant decline from current levels is limited.
Resource Industries’ profit was $429 million for the nine months ended September 30, 2014, compared with $1.369 billion for the nine months ended September 30, 2013. The decrease was primarily the result of lower sales volume and the absence of a $135 million gain related to the settlement with previous owners of Caterpillar (Zhengzhou) Ltd., which was partially offset by an improvement in manufacturing costs.
The improvement in manufacturing costs was primarily driven by favorable changes in cost absorption resulting from an increase in inventory for the nine months ended September 30, 2014, compared with a decrease in inventory for the nine months ended September 30, 2013. Material costs were also favorable. These favorable items were partially offset by higher warranty expense.

Energy & Transportation
Energy & Transportation’s sales were $15.536 billion for the nine months ended September 30, 2014, an increase of $946 million, or 6 percent, from the nine months ended September 30, 2013. The sales increase was primarily due to higher sales volume. In addition, the impacts of price realization and currency were favorable. Sales increased into oil and gas, transportation and industrial applications and were about flat for power generation applications. Sales of aftermarket parts increased.

•
Oil and Gas - Sales increases in North America and EAME were partially offset by declines in Latin America and Asia/Pacific. In North America, sales increased primarily due to higher demand for equipment used in well servicing, gas compression and drilling applications as prices remained at or above levels for continued investment. In EAME, the sales increase was primarily due to the timing of large projects. Due to the large project nature of many of the Energy & Transportation end markets, the timing of these projects can vary causing volatility in our sales. Sales declines in Asia/ Pacific were primarily due to lower sales in Australia. In Latin America, sales declined primarily due to lower end-user demand.

Caterpillar provides products that are used in a variety of different oil and gas applications, including offshore and land drilling, well servicing, oil and gas production and gas compression. The products that we provide to the oil and gas industry include reciprocating engines, well stimulation pumps, transmissions, gas turbines and centrifugal natural gas compressors. Due to the diversity of our offerings, we currently do not expect the recent decline in oil prices to have a significant impact on our 2014 sales.

•
Transportation - Sales increased in North America and EAME and were about flat in Asia/Pacific and Latin America. Higher sales in North America and EAME were primarily due to increased sales for rail applications. In North America, sales strengthened due to customer demand in advance of the 2015 emissions change for locomotives. In EAME, sales increased as we continue to focus on expansion of our rail business.

While we believe that market conditions have changed and there will be more demand for locomotives in North America than we expected in 2015, we currently do not believe the timing of our Tier 4 locomotive offering will have a significant impact on Energy & Transportation's sales. In addition to North American locomotive sales, our Rail business includes locomotive parts sales, international locomotive sales and Progress Rail Services.

•
Industrial - Sales into industrial applications increased in all geographic regions except for Latin America where sales were about flat. The increase in sales was primarily due to higher demand for engines used by original equipment manufacturers for industrial applications.

Energy & Transportation’s profit was $2.961 billion for the nine months ended September 30, 2014, compared with $2.419 billion for the nine months ended September 30, 2013. The increase in profit was primarily due to higher sales volume, favorable price realization and lower material costs, partially offset by higher incentive compensation expense. In the fourth quarter of 2014, we expect negative product mix due to sales recognition for a large power generation project in EAME.
Financial Products Segment
Financial Products’ revenues were $2.502 billion for the nine months ended September 30, 2014, an increase of $94 million, or 4 percent, from the nine months ended September 30, 2013. The increase was primarily due to the favorable impact from higher average earning assets primarily in North America.
Financial Products’ profit was $704 million in the nine months ended September 30, 2014, compared with $724 million for the nine months ended September 30, 2013. The decrease was primarily due to the absence of $73 million in favorable reserve adjustments in the nine months ended September 30, 2013, at Insurance Services and a $34 million increase in the provision for credit losses at Cat Financial. These decreases were partially offset by a $43 million favorable impact from higher average earning assets and a $41 million improvement on net yield on average earning assets.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $2.149 billion in the nine months ended September 30, 2014, an increase of $537 million from the nine months ended September 30, 2013. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The increase in expense from the nine months ended September 30, 2013 was primarily due to timing differences, restructuring costs and the unfavorable impact of currency. Segment profit for 2014 is based on fixed exchange rates set at the beginning of 2014, while segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. These unfavorable items were partially offset by decreased retirement benefit costs.

RESTRUCTURING COSTS

For the three and nine months ended September 30, 2014, we recognized $81 million and $344 million, respectively, of restructuring costs, which included $46 million of employee separation costs and $35 million of long-lived asset impairments and other restructuring costs for the three months ended September 30, 2014 and $295 million of employee separation costs and $49 million of long-lived asset impairments and other restructuring costs for the nine months ended September 30, 2014. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium facility. For the three and nine months ended September 30, 2013, we recognized $36 million and $71 million, respectively, of restructuring costs, which included $34 million of employee separation costs and $2 million of long-lived asset impairments for the three months ended September 30, 2013 and $57 million of employee separation costs and $14 million of long-lived asset impairments for the nine months ended September 30, 2013. For the first nine months of 2013, costs primarily related to separation programs in North America and Europe.

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

The following table summarizes the 2013 and 2014 employee separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	151
Reduction in liability (payments and other adjustments)	(91)
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	295
Reduction in liability (payments and other adjustments)	(197)
Liability balance at September 30, 2014	$187

The remaining liability balances as of September 30, 2014 represent costs for employees who have not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014 and 2015.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium facility. This restructuring plan is designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action will include reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. We expect to recognize substantially all of these separation-related charges throughout 2014. For the three and nine months ended September 30, 2014, we recognized $26 million and $241 million, respectively, of employee separation costs relating to this restructuring plan. The majority of these remaining costs are expected to be paid in 2014 and 2015.

For the full year, we expect total restructuring costs of about $450 million. Excluding charges related to our Belgium facility, restructuring costs for 2014 are anticipated to be about $150 million and are for a wide range of actions across the company that are part of our ongoing efforts to optimize our cost structure and improve the efficiency of our operations.

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

10.
Financial Products Segment - Provides financing to customers and dealers for the purchase and lease of Cat and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first nine months of 2014, we experienced favorable liquidity conditions globally in both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the third quarter of 2014 with $6.08 billion of cash, unchanged from the balance at year-end 2013. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $4.7 billion held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.
Consolidated operating cash flow for the first nine months of 2014 was $6.19 billion, down from $7.61 billion for the same period a year ago. The decrease was primarily due to changes in inventory and receivables. During the first nine months of 2014, inventory increased, while during the same period of 2013, inventory decreased significantly to align with demand levels. Also, during the first nine months of 2014, reductions in receivables were less significant than in the same period of 2013. Partially offsetting these items was a slight increase in profit, which included higher accruals for short-term incentive compensation and restructuring costs during the first nine months of 2014. In addition, we experienced favorable changes in accounts payable and lower short-term incentive compensation payments in 2014. See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.

Total debt as of September 30, 2014 was $39.28 billion, an increase of $1.53 billion from year-end 2013. Debt related to Machinery, Energy & Transportation increased $1.24 billion in the first nine months of 2014, primarily due to the issuance of $2.0 billion of long-term debt. On May 8, 2014, we issued $1.0 billion of 3.40% Senior Notes due 2024, $500 million of 4.30% Senior Notes due 2044, and $500 million of 4.75% Senior Notes due 2064. The Notes are unsecured obligations of Caterpillar and rank equally with all other unsecured senior indebtedness. This debt was issued for general corporate purposes and to repay certain indebtedness. Debt related to Financial Products increased $293 million, reflecting increasing portfolio balances.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of September 30, 2014 was $2.75 billion. Our three Global Credit Facilities are:

•	In September 2014, we renewed the 364-day facility. The 364-day facility of $3.15 billion (of which $0.82 billion is available to Machinery, Energy & Transportation) now expires in September 2015.

•
In September 2014, we amended and extended the 2010 four-year facility. The 2010 four-year facility, as amended, of $2.73 billion (of which $0.72 billion is available to Machinery, Energy & Transportation) now expires in September 2017.

•
In September 2014, we amended and extended the 2011 five-year facility. The 2011 five-year facility, as amended, of $4.62 billion (of which $1.21 billion is available to Machinery, Energy & Transportation) now expires in September 2019.

At September 30, 2014, Caterpillar's consolidated net worth was $22.79 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2014, Cat Financial's covenant interest coverage ratio was 2.21 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2014, Cat Financial's covenant leverage ratio was 7.89 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2014, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2014 were:

	September 30, 2014
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,418	218	4,200
Total credit lines available	14,918	2,968	11,950
Less: Commercial paper outstanding	(3,344)	—	(3,344)
Less: Utilized credit	(2,011)	(7)	(2,004)
Available credit	$9,563	$2,961	$6,602

The other external consolidated credit lines with banks as of September 30, 2014 totaled $4.42 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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
Machinery, Energy & Transportation
Net cash provided by operating activities was $5.38 billion in the first nine months of 2014, compared with $6.25 billion for the same period in 2013. The decrease was primarily due to changes in inventory. During the first nine months of 2014, inventory increased, while during the first nine months of 2013, inventory decreased significantly to align with demand levels. Partially offsetting the change in inventory was a slight increase in profit, which included higher accruals for short-term incentive compensation and restructuring costs during the first nine months of 2014. In addition, we experienced favorable changes in accounts payable and lower short-term incentive compensation payments in 2014.
Net cash used for investing activities in the first nine months of 2014 was $1.27 billion, compared with $1.81 billion for the same period in 2013. The change was primarily due to lower capital expenditures during the first nine months of 2014 compared to the same period a year ago, partially offset by investments in held-to-maturity securities during the first nine months of 2014.
Net cash used for financing activities during the first nine months of 2014 was $3.85 billion, primarily due to the repurchase of Caterpillar common stock and dividend payments, partially offset by the issuance of long-term debt in May 2014. Net cash used during the same period of 2013 was $3.62 billion, due to the repurchase of Caterpillar common stock, net payments on long-term debt and dividend payments.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.
Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by both management and our credit rating agencies is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 34.7 percent at September 30, 2014, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was 29.7 percent at December 31, 2013. The increase in the debt-to-capital ratio was due the repurchase of Caterpillar common stock as well as the issuance of debt in May of 2014.
Capital to support growth – Capital expenditures were $1.13 billion during the first nine months of 2014, compared to $1.90 billion for the same period in 2013. We expect capital expenditures for 2014 will be less than $2 billion.
Appropriately funded employee benefit plans – We made $455 million of contributions to our pension plans during the first nine months of 2014. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $398 million of contributions to our pension plans during the first nine months of 2013.
Paying dividends – Dividends paid totaled $1.20 billion in the first nine months of 2014, representing 60 cents per share paid in the first and second quarters and 70 cents per share paid in the third quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar common stock (the 2007 Authorization), and in December 2011, the 2007 Authorization was extended through December 2015. During the first quarter of 2014, we repurchased approximately $1.74 billion of Caterpillar common stock, completing the 2007 Authorization. In January 2014, the Board approved a new authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. In the third quarter of 2014, we repurchased $2.5 billion of Caterpillar common stock, leaving $7.5 billion in the 2014 Authorization. Caterpillar's basic shares outstanding as of September 30, 2014 were approximately 605 million.
Financial Products
Financial Products' operating cash flow was $1.14 billion in the first nine months of 2014, compared with $919 million for the same period a year ago. Net cash used for investing activities was $1.81 billion for the first nine months of 2014, compared with $1.64 billion for the same period in 2013. The change was primarily due to net intercompany purchased receivables. Net cash provided by financing activities was $524 million for the first nine months of 2014, compared with $803 million for the same period in 2013. The change was primarily due to lower net debt issuances and higher dividends paid to Caterpillar.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.26 billion and $1.13 billion as of September 30, 2014 and December 31, 2013, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 114,352 at the end of the third quarter of 2014, compared with 121,506 at the end of the third quarter of 2013, a decrease of 7,154 full-time employees. The flexible workforce increased by 1,017 for a total decrease in the global workforce of 6,137. The decrease was primarily the result of restructuring programs.

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

On September 10, 2014, the SEC issued to Caterpillar a subpoena seeking information concerning the Company’s accounting for the goodwill relating to its acquisition of Bucyrus International Inc. in 2011 and related matters. The Company is cooperating with the SEC regarding this subpoena and its ongoing investigation. We currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against two current employees of MGE and one former employee of MGE involving the same conduct alleged by CADE. The Company has responded to all requests for information from the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operation, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $119 million and $351 million for the three and nine months ended September 30, 2014, as compared to $207 million and $560 million for the three and nine months ended September 30, 2013. The decrease in expense for the three and nine months ended September 30, 2014 is primarily due to lower amortization of net actuarial losses primarily due to higher discount rates at the end of 2013 compared to 2012 and a $31 million charge in 2013 to recognize a previously unrecorded liability related to a subsidiary's pension plan. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. As of September 30, 2014, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $5.39 billion.  The majority of the actuarial losses are due to changes in discount rates, losses from demographic assumptions over the past several years and plan asset losses.
Other postretirement benefit expense was $56 million and $173 million for the three and nine months ended September 30, 2014, as compared to $68 million and $211 million for the three and nine months ended September 30, 2013.  The decrease in expense for the three and nine months ended September 30, 2014 is primarily due to lower amortization of net actuarial losses primarily due to higher discount rates at the end of 2013 compared to 2012.  Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $0.63 billion at September 30, 2014. These losses mainly reflect the impact of discount rates, changes in our health care trend assumption, and plan asset losses, partially offset by gains from lower than expected health care costs.

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

Accounting guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Based on September 30, 2014 discount rates (approximately 4.1 percent for our U.S. plans) which are lower than the discount rates used at December 31, 2013, we would be required to recognize an increase in our underfunded status of approximately $1.7 billion at December 31, 2014. This would result in an increase in our Liability for postemployment benefits of approximately $1.7 billion and a decrease in Accumulated other comprehensive income (loss) of approximately $1.1 billion, net of tax. It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the measurement date, which is December 31, 2014.

We made $68 million and $455 million of contributions to our pension plans during the three and nine months ended September 30, 2014, respectively. We currently anticipate full-year 2014 contributions of approximately $510 million, all of which are required. We made $118 million and $398 million of contributions to our pension plans during the three and nine months ended September 30, 2013, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $19.7 billion at September 30, 2014 and $19.3 billion at June 30, 2014.  This represents an increase of about $400 million from the end of the second quarter of 2014. The increase was primarily related to an early order program for rental machines in North America and Europe with delivery in 2015 and an increase in the backlog for reciprocating engines. These increases were partially offset by declines in the backlog for locomotives. The dollar amount of backlog believed to be firm was approximately $18.0 billion at December 31, 2013. Of the total backlog, approximately $2.9 billion at September 30, 2014, $3.2 billion at June 30, 2014, and $3.0 billion at December 31, 2013 was not expected to be filled in the following twelve months.

NON-GAAP FINANCIAL MEASURES

The following definitions are provided for the non-GAAP financial measures used in this report.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend for these items to be considered in isolation or substituted for the related GAAP measures.

We have incurred significant restructuring costs in 2014. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results for the three and nine months ended September 30, 2014 to be meaningful to our readers. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Profit per share - diluted	$1.63	$4.64
Per share restructuring costs	$0.09	$0.39
Profit per share excluding restructuring costs	$1.72	$5.03

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 85 to 92 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,758	$12,758	$—	$—
Revenues of Financial Products	791	—	875	(84)	[2]
Total sales and revenues	13,549	12,758	875	(84)

Operating costs:
Cost of goods sold	9,634	9,634	—	—
Selling, general and administrative expenses	1,446	1,278	172	(4)	[3]
Research and development expenses	533	533	—	—
Interest expense of Financial Products	157	—	158	(1)	[4]
Other operating (income) expenses	387	69	326	(8)	[3]
Total operating costs	12,157	11,514	656	(13)

Operating profit	1,392	1,244	219	(71)

Interest expense excluding Financial Products	128	139	—	(11)	[4]
Other income (expense)	117	53	4	60	[5]

Consolidated profit before taxes	1,381	1,158	223	—

Provision (benefit) for income taxes	364	304	60	—
Profit of consolidated companies	1,017	854	163	—

Equity in profit (loss) of unconsolidated affiliated companies	4	4	—	—
Equity in profit of Financial Products’ subsidiaries	—	161	—	(161)	[6]

Profit of consolidated and affiliated companies	1,021	1,019	163	(161)

Less: Profit (loss) attributable to noncontrolling interests	4	2	2	—

Profit [7]	$1,017	$1,017	$161	$(161)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,642	$38,642	$—	$—
Revenues of Financial Products	2,298	—	2,557	(259)	[2]
Total sales and revenues	40,940	38,642	2,557	(259)

Operating costs:
Cost of goods sold	29,268	29,268	—	—
Selling, general and administrative expenses	4,175	3,717	477	(19)	[3]
Research and development expenses	1,557	1,557	—	—
Interest expense of Financial Products	470	—	475	(5)	[4]
Other operating (income) expenses	1,205	300	929	(24)	[3]
Total operating costs	36,675	34,842	1,881	(48)

Operating profit	4,265	3,800	676	(211)

Interest expense excluding Financial Products	358	390	—	(32)	[4]
Other income (expense)	236	30	27	179	[5]

Consolidated profit before taxes	4,143	3,440	703	—

Provision (benefit) for income taxes	1,201	1,003	198	—
Profit of consolidated companies	2,942	2,437	505	—

Equity in profit (loss) of unconsolidated affiliated companies	6	6	—	—
Equity in profit of Financial Products’ subsidiaries	—	498	—	(498)	[6]

Profit of consolidated and affiliated companies	2,948	2,941	505	(498)

Less: Profit (loss) attributable to noncontrolling interests	10	3	7	—

Profit [7]	$2,938	$2,938	$498	$(498)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,678	$12,678	$—	$—
Revenues of Financial Products	745	—	825	(80)	[2]
Total sales and revenues	13,423	12,678	825	(80)

Operating costs:
Cost of goods sold	9,774	9,774	—	—
Selling, general and administrative expenses	1,319	1,168	156	(5)	[3]
Research and development expenses	469	469	—	—
Interest expense of Financial Products	178	—	179	(1)	[4]
Other operating (income) expenses	282	12	280	(10)	[3]
Total operating costs	12,022	11,423	615	(16)

Operating profit	1,401	1,255	210	(64)

Interest expense excluding Financial Products	116	127	—	(11)	[4]
Other income (expense)	(24)	(81)	4	53	[5]

Consolidated profit before taxes	1,261	1,047	214	—

Provision (benefit) for income taxes	310	248	62	—
Profit of consolidated companies	951	799	152	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	149	—	(149)	[6]

Profit of consolidated and affiliated companies	950	947	152	(149)

Less: Profit (loss) attributable to noncontrolling interests	4	1	3	—

Profit [7]	$946	$946	$149	$(149)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$39,048	$39,048	$—	$—
Revenues of Financial Products	2,206	—	2,462	(256)	[2]
Total sales and revenues	41,254	39,048	2,462	(256)

Operating costs:
Cost of goods sold	30,186	30,186	—	—
Selling, general and administrative expenses	4,130	3,721	435	(26)	[3]
Research and development expenses	1,579	1,579	—	—
Interest expense of Financial Products	552	—	557	(5)	[4]
Other operating (income) expenses	631	(83)	737	(23)	[3]
Total operating costs	37,078	35,403	1,729	(54)

Operating profit	4,176	3,645	733	(202)

Interest expense excluding Financial Products	356	388	—	(32)	[4]
Other income (expense)	(79)	(250)	1	170	[5]

Consolidated profit before taxes	3,741	3,007	734	—

Provision (benefit) for income taxes	943	733	210	—
Profit of consolidated companies	2,798	2,274	524	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	515	—	(515)	[6]

Profit of consolidated and affiliated companies	2,797	2,788	524	(515)

Less: Profit (loss) attributable to noncontrolling interests	11	2	9	—

Profit [7]	$2,786	$2,786	$515	$(515)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,082	$4,805	$1,277	$—
Receivables – trade and other	7,705	4,436	351	2,918	[2,3]
Receivables – finance	9,307	—	13,446	(4,139)	[3]
Deferred and refundable income taxes	1,370	1,318	52	—
Prepaid expenses and other current assets	1,250	829	434	(13)	[4]
Inventories	13,328	13,328	—	—
Total current assets	39,042	24,716	15,560	(1,234)

Property, plant and equipment – net	16,431	12,350	4,081	—
Long-term receivables – trade and other	1,473	192	267	1,014	[2,3]
Long-term receivables – finance	14,691	—	15,736	(1,045)	[3]
Investments in unconsolidated affiliated companies	265	265	—	—
Investments in Financial Products subsidiaries	—	4,739	—	(4,739)	[5]
Noncurrent deferred and refundable income taxes	761	1,188	109	(536)	[6]
Intangible assets	3,210	3,203	7	—
Goodwill	6,801	6,784	17	—
Other assets	1,814	379	1,435	—
Total assets	$84,488	$53,816	$37,212	$(6,540)

Liabilities
Current liabilities:
Short-term borrowings	$4,436	$7	$5,545	$(1,116)	[7]
Accounts payable	6,778	6,692	190	(104)	[8]
Accrued expenses	3,466	3,179	300	(13)	[9]
Accrued wages, salaries and employee benefits	2,230	2,195	35	—
Customer advances	2,165	2,165	—	—
Other current liabilities	1,848	1,266	595	(13)	[6]
Long-term debt due within one year	6,666	509	6,157	—
Total current liabilities	27,589	16,013	12,822	(1,246)
Long-term debt due after one year	28,180	9,530	18,682	(32)	[7]
Liability for postemployment benefits	6,539	6,539	—	—
Other liabilities	3,284	2,838	969	(523)	[6]
Total liabilities	65,592	34,920	32,473	(1,801)
Commitments and contingencies
Stockholders’ equity
Common stock	4,968	4,968	906	(906)	[5]
Treasury stock	(15,765)	(15,765)	—	—
Profit employed in the business	33,977	33,977	3,819	(3,819)	[5]
Accumulated other comprehensive income (loss)	(4,357)	(4,357)	(115)	115	[5]
Noncontrolling interests	73	73	129	(129)	[5]
Total stockholders’ equity	18,896	18,896	4,739	(4,739)
Total liabilities and stockholders’ equity	$84,488	$53,816	$37,212	$(6,540)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,948	$2,941	$505	$(498)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,368	1,685	683	—
Undistributed profit of Financial Products	—	(233)	—	233	[3]
Other	327	240	(94)	181	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	244	523	27	(306)	[4,5]
Inventories	(859)	(849)	—	(10)	[4]
Accounts payable	667	657	(51)	61	[4]
Accrued expenses	(44)	18	(62)	—
Accrued wages, salaries and employee benefits	648	646	2	—
Customer advances	(132)	(132)	—	—
Other assets – net	(104)	(94)	(21)	11	[4]
Other liabilities – net	123	(18)	152	(11)	[4]
Net cash provided by (used for) operating activities	6,186	5,384	1,141	(339)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,072)	(1,063)	(9)	—
Expenditures for equipment leased to others	(1,310)	(70)	(1,286)	46	[4]
Proceeds from disposals of leased assets and property, plant and equipment	681	61	626	(6)	[4]
Additions to finance receivables	(8,464)	—	(10,777)	2,313	[5,8]
Collections of finance receivables	7,264	—	9,280	(2,016)	[5]
Net intercompany purchased receivables	—	—	246	(246)	[5]
Proceeds from sale of finance receivables	154	—	157	(3)	[5]
Net intercompany borrowings	—	—	1	(1)	[6]
Investments and acquisitions (net of cash acquired)	(18)	(18)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	196	210	—	(14)	[8]
Proceeds from sale of securities	347	21	326	—
Investments in securities	(769)	(418)	(351)	—
Other – net	(12)	8	(20)	—
Net cash provided by (used for) investing activities	(3,003)	(1,269)	(1,807)	73

Cash flow from financing activities:
Dividends paid	(1,197)	(1,197)	(265)	265	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Contribution from noncontrolling interests	2	2	—	—
Common stock issued, including treasury shares reissued	218	218	—	—
Treasury shares purchased	(4,238)	(4,238)	—	—
Excess tax benefit from stock-based compensation	162	162	—	—
Net intercompany borrowings	—	(1)	—	1	[6]
Proceeds from debt issued (original maturities greater than three months)	9,103	1,991	7,112	—
Payments on debt (original maturities greater than three months)	(7,893)	(779)	(7,114)	—
Short-term borrowings – net (original maturities three months or less)	791	—	791	—
Net cash provided by (used for) financing activities	(3,059)	(3,849)	524	266
Effect of exchange rate changes on cash	(123)	(58)	(65)	—
Increase (decrease) in cash and short-term investments	1	208	(207)	—
Cash and short-term investments at beginning of period	6,081	4,597	1,484	—
Cash and short-term investments at end of period	$6,082	$4,805	$1,277	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of portions of the Bucyrus distribution business to Cat dealers.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,797	$2,788	$524	$(515)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,263	1,674	589	—
Undistributed profit of Financial Products	—	(365)	—	365	[3]
Other	377	247	(33)	163	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	992	585	40	367	[4,5]
Inventories	1,911	1,916	—	(5)	[4]
Accounts payable	157	169	(82)	70	[4]
Accrued expenses	(227)	(101)	(126)	—
Accrued wages, salaries and employee benefits	(500)	(494)	(6)	—
Customer advances	(230)	(230)	—	—
Other assets – net	(74)	(51)	3	(26)	[4]
Other liabilities – net	145	109	10	26	[4]
Net cash provided by (used for) operating activities	7,611	6,247	919	445

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,862)	(1,851)	(11)	—
Expenditures for equipment leased to others	(1,301)	(52)	(1,299)	50	[4]
Proceeds from disposals of leased assets and property, plant and equipment	593	72	535	(14)	[4]
Additions to finance receivables	(8,339)	—	(10,400)	2,061	[5,8]
Collections of finance receivables	6,790	—	8,803	(2,013)	[5]
Net intercompany purchased receivables	—	—	600	(600)	[5]
Proceeds from sale of finance receivables	110	—	111	(1)	[5]
Net intercompany borrowings	—	—	35	(35)	[6]
Investments and acquisitions (net of cash acquired)	(193)	(193)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	168	246	—	(78)	[8]
Proceeds from sale of securities	297	19	278	—
Investments in securities	(312)	(15)	(297)	—
Other – net	(29)	(32)	3	—
Net cash provided by (used for) investing activities	(4,078)	(1,806)	(1,642)	(630)

Cash flow from financing activities:
Dividends paid	(730)	(730)	(150)	150	[7]
Distribution to noncontrolling interests	(10)	(10)	—	—
Common stock issued, including treasury shares reissued	77	77	—	—
Treasury shares purchased	(2,000)	(2,000)	—	—
Excess tax benefit from stock-based compensation	70	70	—	—
Net intercompany borrowings	—	(35)	—	35	[6]
Proceeds from debt issued (original maturities greater than three months)	6,999	145	6,854	—
Payments on debt (original maturities greater than three months)	(8,770)	(1,134)	(7,636)	—
Short-term borrowings – net (original maturities three months or less)	1,736	1	1,735	—
Net cash provided by (used for) financing activities	(2,628)	(3,616)	803	185
Effect of exchange rate changes on cash	(38)	(23)	(15)	—
Increase (decrease) in cash and short-term investments	867	802	65	—
Cash and short-term investments at beginning of period	5,490	3,306	2,184	—
Cash and short-term investments at end of period	$6,357	$4,108	$2,249	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of portions of the Bucyrus distribution business to Cat dealers.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity price changes, component price increases, fluctuations in demand for our products or significant shortages of component products; (iv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (v) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (vi) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (vii) our Financial Products segment’s risks associated with the financial services industry; (viii) changes in interest rates or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (x) new regulations or changes in financial services regulations; (xi) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xii) international trade policies and their impact on demand for our products and our competitive position; (xiii) our ability to develop, produce and market quality products that meet our customers’ needs; (xiv) the impact of the highly competitive environment in which we operate on our sales and pricing; (xv) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (xvi) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (xvii) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xviii) compliance with environmental laws and regulation; (xix) alleged or actual violations of trade or anti-corruption laws and regulations; (xx) additional tax expense or exposure; (xxi) currency fluctuations; (xxii) our or Cat Financial’s compliance with financial covenants; (xxiii) increased pension plan funding obligations; (xxiv) union disputes or other employee relations issues; (xxv) significant legal proceedings, claims, lawsuits or investigations; (xxvi) compliance requirements imposed if additional carbon emissions legislation and/or regulations are adopted; (xxvii) changes in accounting standards; (xxviii) failure or breach of IT security; (xxix) adverse effects of unexpected events including natural disasters; and (xxx) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 18, 2014 for the year ended December 31, 2013, and under Part II. Item 1A in our Form 10-Q filed with the SEC on August 1, 2014 for the quarter ended June 30, 2014.

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

Changes in internal control over financial reporting

During the third quarter of 2014, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period [1]	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions) [2]
July 1-31, 2014	22,150,692	$105.70	22,150,692	$7.659
August 1-31, 2014	—	$—	—	$7.659
September 1-30, 2014	1,500,898	$105.70	1,500,898	$7.500
Total	23,651,590	$105.70	23,651,590

[1]
In July 2014, we entered into definitive agreements with Société Générale to purchase shares of our common stock under accelerated stock repurchase transactions (July ASR Agreements). Pursuant to the terms of the July ASR Agreements, a total of 23.7 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $2.5 billion.

[2]
In January 2014, the Board of Directors authorized the repurchase of $10.0 billion of Caterpillar stock, which will expire on December 31, 2018. Through the end of the third quarter of 2014, $2.5 billion of the $10.0 billion authorization was spent.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2014	9,407	$102.01	NA	NA
August 1-31, 2014	5,922	$108.02	NA	NA
September 1-30, 2014	14,444	$109.29	NA	NA
Total	29,773	$106.73
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of September 30, 2014, those plans had approximately 13,800 active participants in the aggregate.  During the third quarter of 2014, approximately 323,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

10.1
2014 364-Day Credit Agreement, dated as of September 11, 2014, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ,Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.2	Local Currency Addendum to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.3	Japan Local Currency Addendum to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.4
Omnibus Amendment No. 4 and Amendment No. 2 to Local Currency Addendum to the 2010 Four-Year Credit Agreement, dated as of September 11, 2014, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.5
Omnibus Amendment No. 3 and Amendment No. 2 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement, dated as of September 11, 2014, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 16, 2014).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2014).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

October 31, 2014	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

October 31, 2014	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

October 31, 2014	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

October 31, 2014	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2014 364-Day Credit Agreement, dated as of September 11, 2014, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ,Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.2	Local Currency Addendum to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.3	Japan Local Currency Addendum to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.4
Omnibus Amendment No. 4 and Amendment No. 2 to Local Currency Addendum to the 2010 Four-Year Credit Agreement, dated as of September 11, 2014, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 16, 2014).

10.5
Omnibus Amendment No. 3 and Amendment No. 2 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement, dated as of September 11, 2014, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 16, 2014).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2014).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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