Form 10-K
period 2014-12-31
CATERPILLAR INC
filed 2015-02-17
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-768

CATERPILLAR INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-0602744
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

100 NE Adams Street, Peoria, Illinois	61629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value) (1)	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)	In addition to the New York Stock Exchange, Caterpillar common stock is also listed on stock exchanges in France and Switzerland.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2014, there were 627,846,602 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $68.1 billion.

As of December 31, 2014, there were 606,166,559 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2015 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.
Parts I, II, IV	General and Financial Information for 2014 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

i

PART I

Item 1.	Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our,” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2014 sales and revenues of $55.184 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three product segments - Resource Industries, Construction Industries, and Energy & Transportation (formerly Power Systems) - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Currently, we have seven operating segments, of which four are reportable segments and are described below.  Further information about our reportable segments, including geographic information, appears in Note 23 — “Segment information” of Exhibit 13.

Categories of Business Organization

1.               Machinery, Energy & Transportation — Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other operating segments and related corporate items and eliminations.

2.               Financial Products — Primarily includes the company’s Financial Products Segment.  This category includes Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Financial Insurance Services (Insurance Services) and their respective subsidiaries.

Other information about our operations in 2014, including certain risks associated with our operations, is incorporated by reference from our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13.

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction applications.  The majority of machine sales in this segment are made in the heavy construction, general construction, rental, mining and quarry and aggregates markets.

Customer demand for construction machinery has generally been characterized over the past decade by a shift from developed to developing economies.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower lifetime owning and operating costs of a machine.  In response to increased demand in developing economies, Caterpillar has developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. In those developed economies that are subject to diesel engine emission requirements, we continued our multi-year roll out of products designed to meet those requirements. The majority of Construction Industries' research and development spending in 2014 focused on Tier 4 Final compliance. We believe that these products have been well-received by our customers and are providing us a competitive advantage.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors.  Examples of global competitors include Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group), CNH Industrial N.V., Deere & Company, Hitachi Construction Machinery Co. Ltd., J.C. Bamford Excavators Ltd., Doosan Infracore Co. Ltd., and Hyundai Construction Equipment (part of Hyundai Heavy Industries).  As an example of regional and local competitors, our competitors in China also include Guangxi LiuGong Machinery Co. Ltd., Longking Holdings Ltd., Sany Heavy Industry Co. Ltd., Xiamen XGMA Machinery Co. Ltd., XCMG Group, The Shandong Heavy Industry Group Co., Ltd. (Shantui Construction Machinery Co. Ltd.), Strong Construction Machinery Co. Ltd., and

Shandong Lingong Construction Machinery Co. Ltd. (part of Volvo Group). Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts:

· backhoe loaders	· compact wheel loaders	· small track-type tractors
· small wheel loaders	· track-type loaders	· medium track-type tractors
· skid steer loaders	· mini excavators	· select work tools
· multi-terrain loaders	· small, medium and large track excavators	· motor graders
· medium wheel loaders	· wheel excavators	· telehandlers
· compact track loaders	· pipelayers	· mid-tier soil compactors

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mine and quarry applications.  As a result of the acquisition of Bucyrus International, Inc. (Bucyrus) in July 2011, Caterpillar is able to offer mining customers the broadest product range in the industry. In 2014, Resource Industries substantially completed a three year transition of the former Bucyrus distribution business to the independent Caterpillar dealers who support mining customers. Prior to 2014, the Resource Industries segment also served forestry, paving, and industrial and waste customers. Due to an internal reorganization, these products were reorganized out of Resource Industries effective January 1, 2014 and are now included in the All Other operating segments.

The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products, applications, and regional markets.  Our global competitors include Komatsu Ltd., Joy Global Inc., Hitachi Construction Machinery Co., Ltd., Volvo Construction Equipment (part of Volvo Group), Atlas Copco, and Sandvik Mining. A number of Chinese companies are active in the mid-tier market, including Guangxi LiuGong Machinery Co., Ltd., XCMG Group and Zhengzhou Coal Mining Machinery Group Co., Ltd.

The Resource Industries product portfolio includes the following machines and related parts:

· electric rope shovels	· large track-type tractors	· wheel tractor scrapers
· draglines	· large mining trucks	· wheel dozers
· hydraulic shovels	· longwall miners	· machinery components
· drills	· large wheel loaders	· electronics and control systems
· highwall miners	· off-highway trucks	· select work tools
· hard rock vehicles	· articulated trucks

Energy & Transportation

Our Energy & Transportation segment is primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives, integrated systems and solutions, and related parts across industries serving oil and gas, power generation, industrial and marine applications as well as rail-related businesses.  Energy & Transportation remains focused on increasing its product offerings and further integrating its products and services to provide complete systems and solutions to its customers.

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

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.

Principal global competitors include Cummins Inc., Rolls-Royce Power System AG (formerly Tognum AG), GE Oil & Gas, GE Power & Water, Deutz AG and Wartsila Corp.  Other competitors, such as MAN Diesel & Turbo SE, Siemens Power & Gas, Rolls-Royce Marine, Mitsubishi Heavy Industries Ltd., Volvo Penta (part of Volvo Group), Weichai Power Co., Ltd., Kirloskar Oil Engines Limited and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., Aggreko PLC and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include GE Transportation, Vossloh AG, Siemens AG and Alstom Transport, and Voestalpine AG.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

The Energy & Transportation product portfolio includes the following:

•	reciprocating engine powered generator sets

•	reciprocating engines supplied to the industrial industry as well as Caterpillar machinery

•	integrated systems used in the electric power generation industry

•	turbines, centrifugal gas compressors and related services

•	reciprocating engines and integrated systems and solutions for the marine and oil and gas industries

•	diesel-electric locomotives and components and other rail-related products and services

Financial Products Segment

The business of our Financial Products segment is primarily conducted by Cat Financial, a wholly owned finance subsidiary of Caterpillar.  Cat Financial’s primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of the financing of Caterpillar equipment, machinery and engines. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term trade receivables from Caterpillar and its subsidiaries. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activities is conducted in North America. Cat Financial also has offices and subsidiaries in Asia/Pacific, Europe and Latin America.

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

Cat Financial’s retail leases and installment sale contracts (totaling 52 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (15 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (18 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (18 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 15 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term trade receivables Cat Financial purchased from Caterpillar at a discount (10 percent*).

Cat Financial’s retail notes receivables (33 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2014.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 6 — “Cat Financial Financing Activities” of Exhibit 13.
_____________________________

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

Cat Financial has a “match funding” policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds.  For more information regarding match funding, please see Note 3 — “Derivative financial instruments and risk management” of Exhibit 13.  See also the risk factors on pages 8 through 18 for general risks associated with our financial products business included in Item 1A. of this Form 10-K.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $17.3 billion at December 31, 2014 and $18.0 billion at December 31, 2013. Compared to year-end 2013, the order backlog declined about $700 million. Decreases in Resource Industries were partially offset by increases in Energy & Transportation. In 2013, the order backlog declined significantly for mining-related products within Resource Industries and declined slightly for Energy & Transportation. These declines were partially offset by a substantial increase in Construction Industries. Of the total backlog at December 31, 2014, approximately $3.0 billion was not expected to be filled in 2015.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 48 located in the United States and 129 located outside the United States, serving 182 countries and operating 3,580 places of business, including 1,267 dealer rental outlets.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited, are also sold through a worldwide network of 103 distributors located in 182 countries. Some of the electric power generation systems manufactured by our subsidiary Caterpillar Northern Ireland Limited, formerly known as F.G. Wilson Engineering Limited, are sold through its worldwide network of 264 distributors located in 145 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 19 distributors located in 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  Some products, primarily turbines and locomotives, are sold directly to end customers through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

While the large majority of our worldwide dealers are independently owned and operated, we own and operate a dealership in Japan that covers approximately 85% of the Japanese market: Nippon Caterpillar Division. We are currently operating this Japanese dealer directly and its results are reported in the All Other operating segments. There are also three independent dealers in the Southern Region of Japan.

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

Patents and Trademarks

Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “Electro-Motive,” “FG Wilson,” “MaK,” “MWM,” “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines.” We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide.  These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future.  We do not regard our business as being dependent upon any single patent or group of patents.

Research and Development

We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2014, 2013 and 2012, we spent $2,135 million, $2,046 million and $2,466 million, or 3.9, 3.7, and 3.7 percent of our sales and revenues, respectively, on our research and development programs.  Research and development expense is expected to increase about 10 percent in 2015.

Employment

As of December 31, 2014, we employed 114,233 full-time persons of whom 63,419 were located outside the United States. In the United States, most of our 50,814 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2014, there were approximately 10,400 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Approximately 7,700 of such employees are covered by collective bargaining agreements with the UAW that expire on March 1, 2017 and December 17, 2018. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales and Revenues

Sales and revenues outside the United States were 62 percent of consolidated sales and revenues for 2014, 67 percent for 2013 and 69 percent for 2012.

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

Our business is highly sensitive to global and regional economic conditions and economic conditions in the industries we serve.

Our results of operations are materially affected by economic conditions globally and regionally and in the particular industries we serve.  The demand for our products and services tends to be cyclical and can be significantly reduced in an economic environment characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, higher unemployment and lower consumer spending. A prolonged period of slow growth may also reduce demand for our products and services.  Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment.  A change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

The energy and mining industries are major users of our products, including the coal, iron ore, gold, copper, oil and natural gas industries.  Decisions to purchase our products are dependent upon the performance of these industries, which in turn are dependent in part on commodity prices.  Increases in demand or output in these industries may lead to increases in demand for our products. Conversely, if demand or output in these industries declines, the demand for our products will generally decrease.  Prices of commodities in these industries are frequently volatile and can change abruptly and unpredictibly in response to general economic conditions, economic growth, government actions, regulatory actions, commodity inventories and any disruptions in production or distribution.  We assume certain prices for key commodities in preparing our general economic and financial outlooks (outlooks).  Commodity prices lower than those assumed in our outlooks may negatively impact our business, results of operations and financial condition. Economic conditions affecting the industries we serve may in the future also lead to reduced capital expenditures by our customers. Reduced capital expenditures by our customers are likely to lead to a decrease in the demand for our products and may also result in a decrease in demand for aftermarket parts as customers are likely to extend proactive maintenance schedules and delay major overhauls when possible.

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

In addition, demand for our products generally depends on customers’ ability to pay for our products, which, in turn, depends on their access to funds. Subject to global economic conditions, customers may experience increased difficulty in generating funds from operations. Capital and credit market volatility and uncertainty may cause financial institutions to revise their lending standards, resulting in decreased access to capital. If capital and credit market volatility occurs, customers’ liquidity may decline which, in turn, would reduce their ability to purchase our products.

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

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability.  In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in our other markets.  Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	imposition of burdensome tariffs or quotas;

•	imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	national and international conflict, including the ongoing conflict in Ukraine;

•	war or terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

Continuing to meet Cat Financial's cash requirements over the long-term could require substantial liquidity and access to sources of funds, including capital and credit markets. Cat Financial has continued to maintain access to key global medium term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing. If global economic conditions were to deteriorate, Cat Financial could face materially higher financing costs, become unable to access adequate funding to operate and grow its business and/or meet its debt service obligations as they mature, and be required to draw upon contractually committed lending agreements and/or by seeking other funding sources. However, there can be no assurance that such agreements and other funding sources would be available or sufficient under extreme market conditions.  Any of these events could negatively impact Cat Financial’s business, as well as our and Cat Financial's results of operations and financial condition.

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

Cat Financial’s operations are highly regulated by governmental authorities in the locations where it operates, which can impose significant additional costs and/or restrictions on its business. In the U.S., for example, certain of Cat Financial’s activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). Dodd-Frank was signed into law in July 2010 and is a comprehensive financial reform act that includes extensive provisions regulating the financial services industry. Certain aspects of Dodd-Frank remain to be implemented under the rulemaking and regulatory authority of the SEC, the United States Commodity Futures Trading Commission and federal banking regulators. As such, Cat Financial has become and could continue to become subject to additional regulatory costs both directly and indirectly, through increased costs of doing business with marketing intermediaries that are now subject to extensive regulation pursuant to Dodd-Frank and other regulatory initiatives. For example, derivatives dealers may seek to pass to us the cost of any margin, capital or other regulatory requirements to which they become subject to under Dodd-Frank, or other regulatory reforms. As the regulatory regime is still developing and the rulemaking process has been progressing slowly, the ultimate costs and impact of Dodd-Frank and other regulatory initiatives on Cat Financial’s business remain uncertain and may not be known for years. However, such costs could be significant and have an adverse effect on Cat Financial's and our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on Cat Financial's and our results of operations and financial condition.

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

Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers.  This is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation.  Failure to continue to deliver high quality, innovative, competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements, including diesel engine emission requirements and equivalent standards, or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment, and our outlook depends on a forecast of our share of industry sales based on our ability to compete with others in the marketplace.  We compete on the basis of a variety of factors, including product performance, customer service, quality and price.  There can be no assurance that our products will be able to compete successfully with other companies’ products.  Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

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

We are actively engaged in a number of initiatives to increase our productivity, efficiency and cash flow and to reduce costs, which we expect to have a positive effect on our business, competitive position, results of operations and financial condition. For example, we formed the Caterpillar Enterprise System Group in 2013 to implement sustained improvements in our operational efficiency and order-to-delivery processes so that our lead time is better aligned with customer requirements, as well as to reduce waste, further enhance quality and maximize value for our customers.  We are also in the process of implementing a new enterprise resource planning (ERP) system in many of our businesses to increase efficiency and harmonize our operations.  There can be no assurance that this ERP system, these initiatives, or others will continue to be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.  If our new ERP system is not implemented successfully, it could have an adverse effect on our operations and competitive position.

We expect to incur additional restructuring charges as we continue to contemplate cost reduction actions in an effort to optimize our cost structure and may not achieve the anticipated savings and benefits of these actions.
Throughout 2014, we implemented restructuring plans and incurred significant separation-related charges primarily related to a reduction in workforce at our Gosselies, Belgium, facility. We expect to take restructuring actions in 2015 to optimize our cost structure and improve the efficiency of our operation, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but not be limited to asset impairments, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future cost reduction actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our cost reduction actions. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our business is subject to the inventory management decisions and sourcing practices of our dealers and our OEM customers.

We sell finished products primarily through an independent dealer network and directly to OEMs and are subject to risks relating to their inventory management decisions and operational and sourcing practices.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs.  Such adjustments may impact our results positively or negatively.  If the inventory levels of our dealers and OEM customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers and OEM customers do not maintain inventory levels sufficient to meet customer demand. Additionally, some of our engine customers are OEMs that manufacture or could in the future manufacture engines for their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus.  However, there can be no assurance that these customers will continue to outsource engine manufacture in the future. Decreased levels of production outsourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries.  A significant reduction in the level of engine production outsourcing from our OEM customers could significantly impact our revenues and, accordingly, have an adverse effect on our business, results of operations and financial condition.

We are subject to stringent environmental laws and regulations that impose significant compliance costs.

Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations globally, including laws and regulations governing emissions to noise, air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste materials. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors or other third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, there can be no assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

Environmental laws and regulations may also change from time to time, as may related interpretations and other guidance. Changes in environmental laws or regulations could result in higher expenses and payments, and uncertainty relating to environmental laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.

Our global operations are subject to extensive trade and anti-corruption laws and regulations.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments restricting or prohibiting sales to specific persons or countries or based on product classification expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our operations outside the United States, including in developing countries, could increase the risk of such violations.  In addition, we enter into joint ventures with joint venture partners who are domiciled in areas of the world with laws, regulations and business practices that differ from those in the United States. There is risk that our joint venture partners will violate applicable laws and regulations. Violations of anti-

corruption laws or regulations by our employees, by intermediaries acting on our behalf, or by our joint venture partners may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

We may incur additional tax expense or become subject to additional tax exposure.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. For information regarding additional legal matters related to our taxes, please see Note 5 (Income taxes) and Note 22 (Environmental and legal matters) to our consolidated financial statements in Exhibit 13 to this Annual Report on Form 10-K. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

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

Costs associated with lawsuits or investigations or adverse rulings in enforcement or other legal proceedings may have an adverse effect on our results of operations.

We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world.
We face an inherent business risk of exposure to various types of claims, lawsuits and government investigations. We are involved in various intellectual property, product liability, product warranty and environmental claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business.  The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims.  It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations and financial condition in any particular period.

The global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. In addition, subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.

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

The occurrence of one or more unexpected events, including war, terrorist acts, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to dealers and end-users and delay in the delivery of our products to our distribution centers.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Executive Officers of the Registrant.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Douglas R. Oberhelman (61)	Chairman and Chief Executive Officer (2010)	Group President (2001-2010)
Bradley M. Halverson (54)	Group President and Chief Financial Officer (2013)	Corporate Controller (2004-2010) Vice President (2010-2012)
Robert B. Charter (51)*	Group President (2015)	Vice President (2009-2015)
Stuart L. Levenick (62)**	Group President (2004)
Thomas A. Pellette (52)*	Group President (2015)	Vice President (2010-2015) Package and Systems Engineering Division (2008-2010)
Edward J. Rapp (57)	Group President (2007)	Group President and Chief Financial Officer (2010 - 2012)
D. James Umpleby III (56)	Group President (2013)	Solar Turbines Vice President (2007-2010) Vice President (2010-2012)
Steven H. Wunning (63)**	Group President (2004)
James B. Buda (67)	Executive Vice President, Law and Public Policy (2012)	Vice President, General Counsel and Secretary (2001- 2010) Vice President and Chief Legal Officer (2010 - 2011) Senior Vice President and Chief Legal Officer (2011 - 2012)
David P. Bozeman (46)	Senior Vice President (2013)	Vice President (2009-2013)
Jananne A. Copeland (52)	Chief Accounting Officer (2007)	Chief Accounting Officer and Corporate Controller (2010 - 2012)
*effective January 1, 2015
**retired effective February 1, 2015

Item 2.	Properties.

General Information
Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Construction Industries, Resource Industries or Energy & Transportation segments, several plants are involved in manufacturing relating to more than one business segment.  In addition, several plants reported in our financial statements under the All Other segments are involved in the manufacturing of components that are used in the assembly of products for more than one business segment.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for Construction Industries, Resource Industries and Energy & Transportation, and are included in the All Other segments.  The research and development activities carried on at our Technical Center in Mossville, Illinois involve products for Construction Industries, Resource Industries and Energy & Transportation.

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

Parts Distribution Centers
Distribution of our parts is conducted from parts distribution centers inside and outside the United States and included in the All Other segments in our financial statements.  We operate parts distribution centers in the following locations: Morton, Illinois; Arvin, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; St. Paul, Minnesota; Clayton, Ohio; York, Pennsylvania; Waco, Texas; Spokane, Washington; Melbourne, Australia; Grimbergen, Belgium; Piracicaba, Brazil; Shanghai, China; San Luis Potosi, Mexico; Singapore, Republic of Singapore; Moscow, Russia; Johannesburg, South Africa, and Dubai, United Arab Emirates. We also own or lease other facilities that support our distribution activities.

Remanufacturing and Components
Component manufacturing and the remanufacturing of our products that is reported in the All Other segments is conducted primarily at facilities in the following locations: Toccoa, Georgia; Aurora, Illinois; East Peoria, Illinois; Peoria, Illinois; Franklin, Indiana; Danville, Kentucky; Menominee, Michigan; Corinth, Mississippi; Oxford, Mississippi; Prentiss County, Mississippi; Boonville, Missouri; West Plains, Missouri; Franklin, North Carolina; Goldsboro, North Carolina; Morganton, North Carolina; West Fargo, North Dakota; Sumter, South Carolina; Piracicaba, Brazil; Shanghai, China; Tianjin, China; Xuzhou, China; Chaumont, France; Bazzano, Italy; Castelvetro, Italy; Frosinone, Italy; San Eusebio, Italy; Nuevo Laredo, Mexico; Ramos Arizpe, Mexico; Radom, Poland; Singapore; Pyongtaek, South Korea; Shrewsbury, United Kingdom, and Skinningrove, United Kingdom.  We also lease or own other facilities that support our remanufacturing and component manufacturing activities.

Manufacturing
Manufacturing of products for our Construction Industries, Resource Industries and Energy & Transportation segments is conducted primarily at the locations listed below.  These facilities are believed to be suitable for their intended purposes, with adequate capacities for current and projected needs for existing products.  We have also announced investments to expand the capacity of a number of existing facilities and to build new facilities to support the company’s growth.

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
India: Thiruvallar
Indonesia: Jakarta
Japan: Akashi, Sagamihara
Poland: Janow Sosnowiec
Russia: Tosno, Novosibirsk
United Kingdom: Desford, Stockton
Thailand: Rayong

Resource Industries	Illinois: Aurora, Decatur, East Peoria, Joliet	Australia: Beresfield, Burnie
	North Carolina: Winston-Salem	Brazil: Piracicaba
	Pennsylvania: Houston	China: Tongzhou, Wuxi, Xuzhou, Zhengzhou
	Tennessee: Dyersburg	Czech Republic: Ostrava
	Texas: Denison	France: Arras
	Virginia: Hillsville, Pulaski	Germany: Dortmund, Lunen
	West Virginia: Beckley	India: Hosur, Thiruvallur
	Wisconsin: South Milwaukee	Indonesia: Jakarta
Italy: Jesi
Japan: Sagamihara
Mexico: Acuna, Monterrey, Reynosa, Torreon
Russia: Tosno
Thailand: Rayong
United Kingdom: Peterlee, Wolverhampton

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Revesey
	California: San Diego	Belgium: Gosselies
	Georgia: Griffin	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Illinois: LaGrange, Mossville, Mapleton, Pontiac	China: Tianjin, Wuxi
	Indiana: Lafayette, Muncie	Czech Republic: Zatec
	Kentucky: Decoursey, Louisville, Mayfield	Germany: Kiel, Mannheim, Rostock
	South Carolina: Greenville, Newberry	India: Hosur, Aurangabad
	Texas: Channelview, De Soto, Mabank, San Antonio, Schertz, Seguin, Sherman	Mexico: San Luis Potosi, Tijuana
Republic of Singapore: Singapore
Sweden: Ockero Islands
Switzerland: Riazzino
United Kingdom: Larne, Monkstown, Peterborough, Sandiacre, Shoreham, South Queensferry, Springvale, Stafford, Wimborne

Item 3.	Legal Proceedings.

On January 8, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requests documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company is cooperating with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

On September 12, 2014, the SEC notified the Company that it was conducting an informal investigation relating to Caterpillar SARL and related structures. The SEC asked the Company to preserve relevant documents and, on a voluntary basis, the Company made a presentation to the staff of the SEC on these topics. The Company is cooperating with the SEC regarding this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

On September 10, 2014, the SEC issued to Caterpillar a subpoena seeking information concerning the Company’s accounting for the goodwill relating to its acquisition of Bucyrus International, Inc. in 2011 and related matters. The Company is cooperating with the SEC regarding this subpoena and its ongoing investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against two current employees of MGE and one former employee of MGE involving the same conduct alleged by CADE. The Company has responded to all requests for information from the authorities. The Company is unable to predict the outcome or reasonably estimate the potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

On February 19, 2014, Progress Rail Services Corporation (Progress Rail), a wholly-owned subsidiary of Caterpillar Inc., received information from the California Air Resources Board (CARB) Enforcement Division indicating it was contemplating an enforcement proceeding with potential monetary sanctions in excess of $100,000 in connection with a notice of violation received by Progress Rail on March 15, 2013 alleging violations of air emissions regulations applicable to compression ignition mobile cargo handling equipment operating at California ports or intermodal rail yards. Despite uncertainty regarding the applicability of these regulations, Progress Rail, in coordination with CARB, implemented certain corrective action measures. On November 26, 2014, Progress Rail settled this matter with CARB and paid a civil penalty of $390,733 to resolve the alleged violations.

On October 24, 2013, Progress Rail received a grand jury subpoena from the U.S. District Court for the Central District of California. The subpoena requests documents and information from Progress Rail, United Industries Corporation, a wholly-owned subsidiary of Progress Rail, and Caterpillar Inc. relating to allegations that Progress Rail conducted improper or unnecessary railcar inspections and repairs and improperly disposed of parts, equipment, tools and other items. In connection with this subpoena, Progress Rail was informed by the U.S. Attorney for the Central District of California that it is a target of a criminal investigation into potential violations of environmental laws and alleged improper business practices. The Company is cooperating with the authorities and is currently in discussions regarding a potential resolution of the matter. Although the Company believes a loss is probable, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under “Common Stock (NYSE:CAT) — Listing Information,” “— Price Ranges,” “ — Number of Stockholders” and “Performance Graph: Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2014” and from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of December 31, 2014, those plans had approximately 13,800 active participants in the aggregate.  During the fourth quarter of 2014, approximately 313,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding. Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 pursuant to 17 CFR 230.903.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter of 2014.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1-31, 2014	2,051	$99.82	N/A	N/A
November 1-30, 2014	1,863	100.10	N/A	N/A
December 1-31, 2014	308	90.98	N/A	N/A
Total	4,222	$99.30
_____________________________

(1)	Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Item 6.	Selected Financial Data.

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

Information required by Item 7A appears in Note 1 — “Operations and summary of significant accounting policies,” Note 3 —   “Derivative financial instruments and risk management,” Note 18 — “Fair value disclosures” and Note 19 — “Concentration of credit risk” of Exhibit 13.  Other information required by Item 7A is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report.  Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2014, the company’s internal control over financial reporting was effective based on those criteria.

 The effectiveness of the company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on page A-4 of Exhibit 13.

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

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Stockholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2015 Proxy Statement.

Code of Ethics

Our Worldwide Code of Conduct (Code), first published in 1974 and most recently updated in 2015, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at www.Caterpillar.com/code and is Exhibit 14 to this Form 10-K. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, IL 61629-6490. We post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11.	Executive Compensation.

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2015 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information
(as of December 31, 2014)

Plan category	(a) Number of securities to be issued up on exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	39,247,242	$74.4800	38,704,644
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	39,247,242	$74.4800	38,704,644

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2015 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are incorporated by reference from Exhibit 13:

1.	Financial Statements:

•Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Statement 1 - Consolidated Results of Operations

•	Statement 2 - Consolidated Comprehensive Income

•	Statement 3 - Consolidated Financial Position

•	Statement 4 - Changes in Consolidated Stockholders’ Equity

•	Statement 5 - Consolidated Statement of Cash Flow

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:
	3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2012).
	3.2	Bylaws amended and restated as of December 11, 2013 (incorporated by reference from Exhibit 3.1 to Form 8-K filed December 11, 2013).
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

	4.7	Form of 0.950% Senior Note due 2015 (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 21, 2012).
	4.8	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to Form 8-K filed June 21, 2012).
	4.9	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 21, 2012).
	4.10	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to Form 8-K filed August 28, 2012).
	4.11	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K filed August 28, 2012).
	4.12	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012).
	4.13	Form of 3.40% Senior Note due 2024 (incorporated by reference from Exhibit 4.1 to Form 8-K filed on May 8, 2014).
	4.14	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to Form 8-K filed on May 8, 2014).
	4.15	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to Form 8-K filed on May 8, 2014).
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

	10.3	Caterpillar Inc. 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 12, 2014). *
	10.4	Caterpillar Inc. Executive Short Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 12, 2014). *

10.5
Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.3 to the 2012 Form 10-K)*

10.6	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.4 to the 2012 Form 10-K).*
10.7	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.5 to the 2012 Form 10-K).*
10.8	Terms Applicable to Awards of Restricted Stock Units pursuant to the 2014 Long-Term Incentive Plan.*
10.9	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2014 Long-Term Incentive Plan.*
10.10	Terms Applicable to Awards of Performance-Based Restricted Stock Units pursuant to the 2014 Long-Term Incentive Plan.*
10.11	Terms Applicable to Awards of Restricted Stock Units for Directors pursuant to the 2014 Long-Term Incentive Plan.*
10.12	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through fifth amendment dated December 10, 2014.*
10.13	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through fifth amendment dated December 10, 2014.*
10.14
Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated effective as of January 1, 2011 by a document dated December 13, 2010 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).*

10.15
Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 by a document dated February 25, 2008 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*

10.16
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective as of April 1, 2008 by a document dated March 31, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*

10.17	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through fifth amendment dated December 10, 2014.*
10.18	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through fourth amendment dated December 10, 2014.*
10.19	Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment as of December 10, 2014.*
10.20	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated through fourth amendment dated December 10, 2014.*
10.21	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
10.22
Equity Compensation and Supplemental Pension Agreement, dated November 2, 2012, between Caterpillar Inc. and Richard P. Lavin (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 6, 2012).*

10.23	Equity Compensation Agreement, dated December 15, 2014, between Caterpillar Inc. and Stuart L. Levenick (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 18, 2014).*
10.24	Equity Compensation Agreement, dated December 15, 2014, between Caterpillar Inc. and Steven H. Wunning (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 18, 2014).*
10.25
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

10.26	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.27	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).

10.28	Amendment No. 1 to the Five-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).
10.29	Omnibus Amendment No. 2 and Amendment No. 1 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 17, 2013).
10.30	Omnibus Amendment No. 3 and Amendment No. 2 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2014).
10.31
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

10.32	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.33	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.34	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011)
10.35	Amendment No. 2 to the Four-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2012).
10.36	Omnibus Amendment No. 3 and Amendment No. 1 to the Local Currency Addendum to the 2010 Four-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2013).
10.37	Omnibus Amendment No. 4 and Amendment No. 2 to the Local Currency Addendum to the 2010 Four-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 16, 2014).
10.38
Credit Agreement (2014 364-Day Credit Agreement), dated as of September 11, 2014, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 16, 2014).

10.39	Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 16, 2014).
10.40	Japan Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 16, 2014).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2014 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct.
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
(Registrant)

February 17, 2015	By:	/s/James B. Buda
James B. Buda, Executive Vice President, Law and Public Policy

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 17, 2015	/s/Douglas R. Oberhelman
(Douglas R. Oberhelman)

Group President and
February 17, 2015	/s/Bradley M. Halverson	Chief Financial Officer
(Bradley M. Halverson)

Chief Accounting Officer
February 17, 2015	/s/Jananne A. Copeland
(Jananne A. Copeland)

February 17, 2015	/s/David L. Calhoun	Director
(David L. Calhoun)

February 17, 2015	/s/Daniel M. Dickinson	Director
(Daniel M. Dickinson)

February 17, 2015	/s/Juan Gallardo	Director
(Juan Gallardo)

February 17, 2015	/s/Jesse J. Greene, Jr.	Director
(Jesse J. Greene, Jr.)

February 17, 2015	/s/Jon M. Huntsman, Jr.	Director
(Jon M. Huntsman, Jr.)

February 17, 2015	/s/Dennis A. Muilenburg	Director
(Dennis A. Muilenburg)

February 17, 2015	/s/William A. Osborn	Director
(William A. Osborn)

February 17, 2015	/s/Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)

February 17, 2015	/s/Susan C. Schwab	Director
(Susan C. Schwab)

February 17, 2015	/s/Miles D. White	Director
(Miles D. White)

Form 10-K

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2012).
3.2	Bylaws amended and restated as of December 11, 2013 (incorporated by reference from Exhibit 3.1 to Form 8-K filed December 11, 2013).
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

4.7	Form of 0.950% Senior Note due 2015 (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 21, 2012).
4.8	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to Form 8-K filed June 21, 2012).
4.9	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 21, 2012).
4.10	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to Form 8-K filed August 28, 2012).
4.11	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K filed August 28, 2012).
4.12	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012).
4.13	Form of 3.40% Senior Note due 2024 (incorporated by reference from Exhibit 4.1 to Form 8-K filed on May 8, 2014).
4.14	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to Form 8-K filed on May 8, 2014).
4.15	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to Form 8-K filed on May 8, 2014).
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

10.3	Caterpillar Inc. 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed June 12, 2014). *
10.4	Caterpillar Inc. Executive Short Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K filed June 12, 2014). *

10.5
Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.3 to the 2012 Form 10-K).*

10.6	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10.4 to the 2012 Form 10-K).*
10.7	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012 (incorporated by reference from Exhibit 10. 5 to the 2012 Form 10-K).*
10.8	Terms Applicable to Awards of Restricted Stock Units pursuant to the 2014 Long-Term Incentive Plan.*
10.9	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2014 Long-Term Incentive Plan.*
10.10	Terms Applicable to Awards of Performance-Based Restricted Stock Units pursuant to the 2014 Long-Term Incentive Plan.*
10.11	Terms Applicable to Awards of Restricted Stock Units for Directors pursuant to the 2014 Long-Term Incentive Plan.*
10.12	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through fifth amendment dated December 10, 2014.*
10.13	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through fifth amendment dated December 10, 2014.*
10.14
Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated effective as of January 1, 2011 by a document dated December 13, 2010 (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).*

10.15
Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 by a document dated February 25, 2008 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*

10.16
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective as of April 1, 2008 by a document dated March 31, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*

10.17	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through fifth amendment dated December 10, 2014.*
10.18	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through fourth amendment dated December 10, 2014.*
10.19	Solar Turbines Incorporated Managerial Retirement Objective Plan as amended and restated through first amendment as of December 10, 2014.*
10.20	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated through fourth amendment dated December 10, 2014.*
10.21	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
10.22
Equity Compensation and Supplemental Pension Agreement, dated November 2, 2012, between Caterpillar Inc. and Richard P. Lavin (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 6, 2012).*

10.23	Equity Compensation Agreement, dated December 15, 2014, between Caterpillar Inc. and Stuart L. Levenick (incorporated by reference from Exhibit 10.1 to Form 8-K filed December 18, 2014).*
10.24	Equity Compensation Agreement, dated December 15, 2014, between Caterpillar Inc. and Steven H. Wunning (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 18, 2014).*
10.25
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

10.26	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.27	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.28	Amendment No. 1 to the Five-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.29	Omnibus Amendment No. 2 and Amendment No. 1 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 17, 2013).
10.30	Omnibus Amendment No. 3 and Amendment No. 2 to the Local Currency Addendum to the 2011 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2014).
10.31
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

10.32	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.33	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.34	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011).
10.35	Amendment No. 2 to the Four-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2012).
10.36	Omnibus Amendment No. 3 and Amendment No. 1 to the Local Currency Addendum to the 2010 Four-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2013).
10.37	Omnibus Amendment No. 4 and Amendment No. 2 to the Local Currency Addendum to the 2010 Four-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 16, 2014).
10.38
Credit Agreement (2014 364-Day Credit Agreement), dated as of September 11, 2014, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 16, 2014).

10.39	Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 16, 2014).
10.40	Japan Local Currency Addendum, dated as of September 11, 2014, to the 2014 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 16, 2014).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2014 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct.
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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