Form 10-Q
period 2015-03-31
CATERPILLAR INC
filed 2015-05-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At March 31, 2015, 603,643,663 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2015	2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,961	$12,493
Revenues of Financial Products	741	748
Total sales and revenues	12,702	13,241

Operating costs:
Cost of goods sold	8,843	9,437
Selling, general and administrative expenses	1,318	1,292
Research and development expenses	546	508
Interest expense of Financial Products	150	160
Other operating (income) expenses	318	446
Total operating costs	11,175	11,843

Operating profit	1,527	1,398

Interest expense excluding Financial Products	129	110
Other income (expense)	157	54

Consolidated profit before taxes	1,555	1,342

Provision (benefit) for income taxes	443	418
Profit of consolidated companies	1,112	924

Equity in profit (loss) of unconsolidated affiliated companies	2	1

Profit of consolidated and affiliated companies	1,114	925

Less: Profit (loss) attributable to noncontrolling interests	3	3

Profit [1]	$1,111	$922

Profit per common share	$1.84	$1.47

Profit per common share – diluted [2]	$1.81	$1.44

Weighted-average common shares outstanding (millions)
– Basic	604.9	626.7
– Diluted [2]	612.7	639.3

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2015	2014

Profit of consolidated and affiliated companies	$1,114	$925
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2015 - $(85); 2014 - $0	(791)	39

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2015 - $(2); 2014 - $0	5	—
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2015 - $(56); 2014 - $(44)	109	86
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2015 - $4; 2014 - $3	(9)	(6)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $9; 2014 - $10	(14)	(16)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $(14); 2014 - $3	24	(5)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $(4); 2014 - $(3)	8	8
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $1; 2014 - $4	(2)	(10)

Total other comprehensive income (loss), net of tax	(670)	96
Comprehensive income	444	1,021
Less: comprehensive income attributable to the noncontrolling interests	(3)	(2)
Comprehensive income attributable to stockholders	$441	$1,019

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and short-term investments	$7,563	$7,341
Receivables – trade and other	7,586	7,737
Receivables – finance	9,037	9,027
Deferred and refundable income taxes	1,438	1,739
Prepaid expenses and other current assets	768	818
Inventories	12,099	12,205
Total current assets	38,491	38,867

Property, plant and equipment – net	16,277	16,577
Long-term receivables – trade and other	1,252	1,364
Long-term receivables – finance	13,713	14,644
Investments in unconsolidated affiliated companies	230	257
Noncurrent deferred and refundable income taxes	1,342	1,404
Intangible assets	2,890	3,076
Goodwill	6,493	6,694
Other assets	1,802	1,798
Total assets	$82,490	$84,681

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$8	$9
Financial Products	5,259	4,699
Accounts payable	6,328	6,515
Accrued expenses	3,531	3,548
Accrued wages, salaries and employee benefits	1,358	2,438
Customer advances	1,636	1,697
Dividends payable	—	424
Other current liabilities	1,741	1,754
Long-term debt due within one year:
Machinery, Energy & Transportation	513	510
Financial Products	6,192	6,283
Total current liabilities	26,566	27,877

Long-term debt due after one year:
Machinery, Energy & Transportation	9,495	9,493
Financial Products	17,308	18,291
Liability for postemployment benefits	8,877	8,963
Other liabilities	3,206	3,231
Total liabilities	65,452	67,855
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/15 and 12/31/14 – 814,894,624) at paid-in amount	5,101	5,016
Treasury stock (3/31/15 – 211,250,961 shares; 12/31/14 – 208,728,065 shares) at cost	(16,036)	(15,726)
Profit employed in the business	34,998	33,887
Accumulated other comprehensive income (loss)	(7,101)	(6,431)
Noncontrolling interests	76	80
Total stockholders’ equity	17,038	16,826
Total liabilities and stockholders’ equity	$82,490	$84,681

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2014
Balance at December 31, 2013	$4,709	$(11,854)	$31,854	$(3,898)	$67	$20,878
Profit of consolidated and affiliated companies	—	—	922	—	3	925
Foreign currency translation, net of tax	—	—	—	40	(1)	39
Pension and other postretirement benefits, net of tax	—	—	—	80	—	80
Derivative financial instruments, net of tax	—	—	—	(21)	—	(21)
Available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Change in ownership from noncontrolling interests	—	—	—	—	2	2
Dividends declared	—	—	(1)	—	—	(1)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 4,522,294	(58)	150	—	—	—	92
Stock-based compensation expense	53	—	—	—	—	53
Net excess tax benefits from stock-based compensation	69	—	—	—	—	69
Common shares repurchased: 18,110,735 [1]	—	(1,738)	—	—	—	(1,738)
Balance at March 31, 2014	$4,773	$(13,442)	$32,775	$(3,801)	$64	$20,369

Three Months Ended March 31, 2015
Balance at December 31, 2014	$5,016	$(15,726)	$33,887	$(6,431)	$80	$16,826
Profit of consolidated and affiliated companies	—	—	1,111	—	3	1,114
Foreign currency translation, net of tax	—	—	—	(791)	—	(791)
Pension and other postretirement benefits, net of tax	—	—	—	105	—	105
Derivative financial instruments, net of tax	—	—	—	10	—	10
Available-for-sale securities, net of tax	—	—	—	6	—	6
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,257,067	(58)	90	—	—	—	32
Stock-based compensation expense	135	—	—	—	—	135
Net excess tax benefits from stock-based compensation	8	—	—	—	—	8
Common shares repurchased: 4,779,963 [1]	—	(400)	—	—	—	(400)
Balance at March 31, 2015	$5,101	$(16,036)	$34,998	$(7,101)	$76	$17,038

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,114	$925
Adjustments for non-cash items:
Depreciation and amortization	753	781
Other	(51)	115
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	6	(37)
Inventories	(89)	(270)
Accounts payable	228	403
Accrued expenses	35	27
Accrued wages, salaries and employee benefits	(1,027)	(152)
Customer advances	25	145
Other assets – net	288	26
Other liabilities – net	(12)	(66)
Net cash provided by (used for) operating activities	1,270	1,897

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(437)	(454)
Expenditures for equipment leased to others	(389)	(285)
Proceeds from disposals of leased assets and property, plant and equipment	167	184
Additions to finance receivables	(2,122)	(2,634)
Collections of finance receivables	2,241	2,215
Proceeds from sale of finance receivables	43	20
Investments and acquisitions (net of cash acquired)	(29)	(5)
Proceeds from sale of businesses and investments (net of cash sold)	167	13
Proceeds from sale of securities	83	115
Investments in securities	(70)	(105)
Other – net	(38)	(12)
Net cash provided by (used for) investing activities	(384)	(948)

Cash flow from financing activities:
Dividends paid	(424)	(383)
Distribution to noncontrolling interests	(7)	(7)
Contribution from noncontrolling interests	—	2
Common stock issued, including treasury shares reissued	32	92
Treasury shares purchased	(400)	(1,738)
Excess tax benefit from stock-based compensation	17	69
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	2	6
Financial Products	1,527	2,146
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(6)	(9)
Financial Products	(2,313)	(2,773)
Short-term borrowings – net (original maturities three months or less)	950	944
Net cash provided by (used for) financing activities	(622)	(1,651)
Effect of exchange rate changes on cash	(42)	(34)
Increase (decrease) in cash and short-term investments	222	(736)
Cash and short-term investments at beginning of period	7,341	6,081
Cash and short-term investments at end of period	$7,563	$5,345

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

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Energy & Transportation – Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other operating segments and related corporate items and eliminations.

Financial Products – Primarily includes the company’s Financial Products Segment.  This category includes Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Financial Insurance Services (Insurance Services) and their respective subsidiaries.

B.  Basis of presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2015 and 2014, (b) the consolidated comprehensive income for the three month periods ended March 31, 2015 and 2014, (c) the consolidated financial position at March 31, 2015 and December 31, 2014, (d) the consolidated changes in stockholders’ equity for the three month periods ended March 31, 2015 and 2014 and (e) the consolidated cash flow for the three month periods ended March 31, 2015 and 2014.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

The December 31, 2014 financial position data included herein is derived from the audited consolidated financial statements included in the 2014 Form 10-K but does not include all disclosures required by U.S. GAAP.

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the entity’s economic performance. Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	March 31, 2015	December 31, 2014
Receivables - trade and other	$43	$36
Receivables - finance	475	216
Long-term receivables - finance	45	285
Investments in unconsolidated affiliated companies	24	83
Guarantees	54	129
Total	$641	$749

2.                                    New accounting guidance

Reporting discontinued operations and disclosures of disposals of components of an entity – In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance defines a discontinued

operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This guidance was effective January 1, 2015 and did not have a material impact on our financial statements.

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

Variable interest entities (VIE) – In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. This guidance is effective January 1, 2016. We do not expect the adoption to have a material impact on our financial statements.

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. This guidance is effective January 1, 2016. We do not expect the adoption to have a material impact on our financial statements.

3.                                     Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  Stock-based compensation awards granted prior to 2015 will vest three years after the date of grant. The awards granted in 2015 will vest according to a three-year graded vesting schedule. One-third of the award will become vested on the first anniversary of the grant date, one-third of the award will become vested on the second anniversary of the grant date and one-third of the award will become vested on the third anniversary of the grant date. Stock-based compensation expense will be recognized on a straight-line basis over the requisite service period for awards with terms that specify cliff vesting or graded vesting and contain only service conditions.

Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a "Long Service Separation". Prior to 2015, our stock-based compensation award terms allowed for the immediate vesting upon separation for employees who met the criteria for a "Long Service Separation" and fulfilled a requisite service period of six months. For these employees, compensation expense was recognized over the period from the grant date to the end date of the six-month requisite service period. Our stock-based compensation award terms for the 2015 grant allowed for the immediate vesting upon separation for employees who met the criteria for a "Long Service Separation" with no requisite service period. For these employees, compensation expense for the 2015 grant was recognized immediately on the grant date. For employees who become eligible for immediate vesting under a "Long Service Separation" subsequent to the grant date and prior to the completion of the vesting period, compensation expense is recognized over the period from grant date to the date eligibility is achieved. If the "Long Service Separation" criteria are met, the vested options/SARs will have a life that is the lesser of ten years from the original grant date or five years from the separation date.

We recognized pretax stock-based compensation expense in the amount of $135 million and $53 million for the three months ended March 31, 2015 and 2014, respectively. The increase in stock-based compensation expense was primarily due to the change in award terms for participants that met the criteria for a "Long Service Separation", as the removal of the six-month requisite service period results in higher expense in the first quarter (period of grant) and lower expense over the following two quarters.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three month periods ended March 31, 2015 and 2014, respectively:

	2015			2014
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	7,939,497	$23.61	$83.34	4,448,218	$29.52	$96.31
RSUs	1,805,044	$77.47	$82.99	1,429,512	$89.18	$96.31

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2015 and 2014, respectively:

	Grant Year
	2015	2014
Weighted-average dividend yield	2.27%	2.15%
Weighted-average volatility	28.4%	28.2%
Range of volatilities	19.9-35.9%	18.4-36.2%
Range of risk-free interest rates	0.22-2.08%	0.12-2.60%
Weighted-average expected lives	8 years	8 years

As of March 31, 2015, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $369 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.4 years.

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

As of March 31, 2015, $62 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt. Our practice is to use interest rate derivatives to manage our exposure to interest rate changes.

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

As of March 31, 2015, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of March 31, 2015, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2015	December 31, 2014
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$18	$25
Machinery, Energy & Transportation	Accrued expenses	(117)	(134)
Interest rate contracts
Financial Products	Receivables – trade and other	4	6
Financial Products	Long-term receivables – trade and other	73	73
Financial Products	Accrued expenses	(6)	(8)
		$(28)	$(38)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$2	$2
Machinery, Energy & Transportation	Accrued expenses	(73)	(43)
Financial Products	Receivables – trade and other	8	5
Financial Products	Long-term receivables – trade and other	27	17
Financial Products	Accrued expenses	(18)	(15)
Commodity contracts
Machinery, Energy & Transportation	Accrued expenses	(15)	(14)
		$(69)	$(48)

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	March 31, 2015	December 31, 2014

Machinery, Energy & Transportation	$2,379	$3,128
Financial Products	$4,748	$5,249

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(1)	$1	$(13)	$15
		$(1)	$1	$(13)	$15

Cash Flow Hedges
	Three Months Ended March 31, 2015
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(25)	Other income (expense)	$(35)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	2	Interest expense of Financial Products	(1)	—
	$(23)		$(38)	$—

	Three Months Ended March 31, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$13	Other income (expense)	$10	$—
Interest rate contracts
Machinery, Energy & Transportation	(37)	Other income (expense)	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(1)	—
	$(26)		$8	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(55)	$11
Financial Products	Other income (expense)	(28)	(5)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(6)	(1)
		$(89)	$5

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

March 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$20	$—	$20	$(20)	$—	$—
Financial Products	112	—	112	(14)	—	98
Total	$132	$—	$132	$(34)	$—	$98

March 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(205)	$—	$(205)	$20	$—	$(185)
Financial Products	(24)	—	(24)	14	—	(10)
Total	$(229)	$—	$(229)	$34	$—	$(195)

December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$27	$—	$27	$(27)	$—	$—
Financial Products	101	—	101	(8)	—	93
Total	$128	$—	$128	$(35)	$—	$93

December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(191)	$—	$(191)	$27	$—	$(164)
Financial Products	(23)	—	(23)	8	—	(15)
Total	$(214)	$—	$(214)	$35	$—	$(179)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2015	December 31, 2014
Raw materials	$2,990	$2,986
Work-in-process	2,335	2,455
Finished goods	6,514	6,504
Supplies	260	260
Total inventories	$12,099	$12,205

6.                                     Investments in unconsolidated affiliated companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended March 31,
	2015	2014
Sales	$163	$390
Cost of sales	125	301
Gross profit	$38	$89

Profit (loss)	$4	$(14)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	March 31, 2015	December 31, 2014
Assets:
Current assets	$511	$716
Property, plant and equipment – net	173	653
Other assets	166	557
	850	1,926
Liabilities:
Current liabilities	290	518
Long-term debt due after one year	148	867
Other liabilities	10	215
	448	1,600
Equity	$402	$326

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	March 31, 2015	December 31, 2014
Investments in equity method companies	$196	$248
Plus: Investments in cost method companies	34	9
Total investments in unconsolidated affiliated companies	$230	$257

The changes in the 2015 results of operations, financial position and investments in equity method companies noted above are primarily related to the sale of Caterpillar's 35 percent equity interest in a third party logistics business, formerly Caterpillar Logistics Services, LLC, which occurred on February 19, 2015.

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2015
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,400	$(687)	$1,713
Intellectual property	11	1,656	(579)	1,077
Other	11	234	(134)	100
Total finite-lived intangible assets	14	4,290	(1,400)	2,890

		December 31, 2014
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(669)	$1,820
Intellectual property	11	1,724	(578)	1,146
Other	11	239	(129)	110
Total finite-lived intangible assets	14	4,452	(1,376)	3,076

Amortization expense for the three months ended March 31, 2015 and 2014 was $87 million and $92 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2015	2016	2017	2018	2019	Thereafter
$331	$310	$308	$303	$301	$1,424

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill was impaired during the three months ended March 31, 2015 or 2014.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2015 were as follows:

(Millions of dollars)	December 31, 2014	Other Adjustments [1]	March 31, 2015
Construction Industries
Goodwill	$275	$(7)	$268
Resource Industries
Goodwill	4,287	(137)	4,150
Impairments	(580)	—	(580)
Net goodwill	3,707	(137)	3,570
Energy & Transportation
Goodwill	2,542	(56)	2,486
All Other [2]
Goodwill	192	(1)	191
Impairments	(22)	—	(22)
Net goodwill	170	(1)	169
Consolidated total
Goodwill	7,296	(201)	7,095
Impairments	(602)	—	(602)
Net goodwill	$6,694	$(201)	$6,493

1  Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segments (See Note 15).

8.                                     Available-for-sale securities

We have investments in certain debt and equity securities, primarily at Insurance Services, that have been classified as available-for-sale and recorded at fair value based upon quoted market prices. These investments are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the specific identification method for debt and equity securities and are included in Other income (expense) in the Consolidated Statement of Results of Operations.

	March 31, 2015			December 31, 2014
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	97	1	98	94	—	94

Corporate bonds
Corporate bonds	642	20	662	677	16	693
Asset-backed securities	101	2	103	103	2	105

Mortgage-backed debt securities
U.S. governmental agency	277	4	281	292	2	294
Residential	14	—	14	15	—	15
Commercial	60	4	64	63	4	67

Equity securities
Large capitalization value	169	87	256	150	83	233
Smaller company growth	23	24	47	17	26	43
Total	$1,393	$142	$1,535	$1,421	$133	$1,554

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed debt securities
U.S. governmental agency	$16	$—	$111	$2	$127	$2
Equity securities
Large capitalization value	31	3	—	—	31	3
Total	$47	$3	$111	$2	$158	$5

	December 31, 2014
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$195	$1	$32	$—	$227	$1
Mortgage-backed debt securities
U.S. governmental agency	34	—	140	3	174	3
Equity securities
Large capitalization value	15	2	1	—	16	2
Total	$244	$3	$173	$3	$417	$6

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

Equity Securities.  Insurance Services maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks. The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. U.S. equity valuations were higher on average during the first quarter of 2015 on generally favorable economic data.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

The cost basis and fair value of the available-for-sale debt securities at March 31, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2015
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$58	$58
Due after one year through five years	723	743
Due after five years through ten years	39	41
Due after ten years	30	31
U.S. governmental agency mortgage-backed securities	277	281
Residential mortgage-backed securities	14	14
Commercial mortgage-backed securities	60	64
Total debt securities – available-for-sale	$1,201	$1,232

Sales of Securities:
	Three Months Ended March 31,
(Millions of dollars)	2015	2014
Proceeds from the sale of available-for-sale securities	$83	$115
Gross gains from the sale of available-for-sale securities	$5	$14
Gross losses from the sale of available-for-sale securities	$1	$—

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
For the three months ended:
Components of net periodic benefit cost:
Service cost	$46	$39	$29	$28	$25	$20
Interest cost	151	162	39	46	46	53
Expected return on plan assets [1]	(220)	(221)	(67)	(65)	(13)	(13)
Amortization of:
Prior service cost (credit) [2]	—	4	—	—	(13)	(13)
Net actuarial loss (gain) [3]	127	98	25	22	13	10
Net periodic benefit cost	104	82	26	31	58	57
Curtailments, settlements and termination benefits [4]	—	—	1	—	—	—
Total cost included in operating profit	$104	$82	$27	$31	$58	$57

Weighted-average assumptions used to determine net cost:
Discount rate	3.8%	4.6%	3.3%	4.1%	3.9%	4.6%
Expected rate of return on plan assets	7.4%	7.8%	6.8%	6.9%	7.8%	7.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.2%	4.0%	4.0%

[1]	Expected return on plan assets developed using calculated market-related value of plan assets which recognizes differences in expected and actual returns over a three-year period.

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

We made $77 million of contributions to our pension plans during the three months ended March 31, 2015. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $279 million of contributions to our pension plans during the three months ended March 31, 2014.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2015	2014
U.S. Plans	$83	$81
Non-U.S. Plans	18	20
	$101	$101

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

We have provided guarantees to third-party lessors for certain properties leased by a third party logistics business, formerly Caterpillar Logistics Services LCC, in which we sold our 35 percent equity interest in the first quarter of 2015 (see Note 18). The guarantees are for the possibility that the third party logistics business would default on real estate lease payments. The guarantees were granted at lease inception and generally will expire at the end of the lease terms.

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2015 and December 31, 2014, the related liability was $13 million and $12 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2015	December 31, 2014
Caterpillar dealer guarantees	$198	$209
Customer guarantees	58	49
Customer guarantees – supplier consortium	284	321
Third party logistics business guarantees	123	129
Other guarantees	27	32
Total guarantees	$690	$740

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2015 and December 31, 2014, the SPC’s assets of $1,144 million and $1,086 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,144 million and $1,085 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2015
Warranty liability, January 1	$1,426
Reduction in liability (payments)	(225)
Increase in liability (new warranties)	188
Warranty liability, March 31	$1,389

(Millions of dollars)	2014
Warranty liability, January 1	$1,367
Reduction in liability (payments)	(1,071)
Increase in liability (new warranties)	1,130	[1]
Warranty liability, December 31	$1,426

1 The increase in liability includes approximately $170 million for changes in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

11.                               Profit per share

Computations of profit per share:	Three Months Ended March 31,
(Dollars in millions except per share data)	2015	2014
Profit for the period (A) [1]	$1,111	$922
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	604.9	626.7
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	7.8	12.6
Average common shares outstanding for fully diluted computation (C) [2]	612.7	639.3
Profit per share of common stock:
Assuming no dilution (A/B)	$1.84	$1.47
Assuming full dilution (A/C) [2]	$1.81	$1.44
Shares outstanding as of March 31 (in millions)	603.6	624.2

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 22,360,627 and 10,415,733 common shares were outstanding for the three months ended March 31, 2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

In January 2014, the Board approved a new authorization to repurchase up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. During the first quarter of 2015, a total of 4.8 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $400 million. Through the end of the first quarter of 2015, $2.9 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(988)	$(5,407)	$(119)	$83	$(6,431)
Other comprehensive income (loss) before reclassifications	(791)	5	(14)	8	(792)
Amounts reclassified from accumulated other comprehensive (income) loss	—	100	24	(2)	122
Other comprehensive income (loss)	(791)	105	10	6	(670)
Balance at March 31, 2015	$(1,779)	$(5,302)	$(109)	$89	$(7,101)

Three Months Ended March 31, 2014
Balance at December 31, 2013	$176	$(4,152)	$(5)	$83	$(3,898)
Other comprehensive income (loss) before reclassifications	40	—	(16)	8	32
Amounts reclassified from accumulated other comprehensive (income) loss	—	80	(5)	(10)	65
Other comprehensive income (loss)	40	80	(21)	(2)	97
Balance at March 31, 2014	$216	$(4,072)	$(26)	$81	$(3,801)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended March 31,
(Millions of dollars)	Classification of income (expense)	2015	2014

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(165)	$(130)
Amortization of prior service credit (cost)	Note 9 [1]	13	9
Reclassifications before tax		(152)	(121)
Tax (provision) benefit		52	41
Reclassifications net of tax		$(100)	$(80)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(35)	$10
Interest rate contracts	Interest expense excluding Financial Products	(2)	—
Interest rate contracts	Other income (expense)	—	(1)
Interest rate contracts	Interest expense of Financial Products	(1)	(1)
Reclassifications before tax		(38)	8
Tax (provision) benefit		14	(3)
Reclassifications net of tax		$(24)	$5

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$3	$14
Tax (provision) benefit		(1)	(4)
Reclassifications net of tax		$2	$10

Total reclassifications from Accumulated other comprehensive income (loss)		$(122)	$(65)

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

On January 8, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requests documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company received an additional subpoena relating to this investigation requesting additional documents and information relating to, among other things, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries. The Company is cooperating with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

On September 12, 2014, the SEC notified the Company that it was conducting an informal investigation relating to Caterpillar SARL and related structures. The SEC asked the Company to preserve relevant documents and, on a voluntary basis, the Company made a presentation to the staff of the SEC on these topics and is producing documents responsive to a voluntary request made by the SEC. The Company is cooperating with the SEC regarding this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.
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

14.                              Income taxes

The provision for income taxes for the first quarter of 2015 reflects an estimated annual effective tax rate of 28.5 percent compared with 29.5 percent for the first quarter of 2014, excluding the items discussed below. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015. The impact of the U.S. research and development tax credit is not included in either the first quarter of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

The provision for income taxes in the first quarter of 2014 also included a net charge of $22 million consisting of a $55 million charge to correct for an error which resulted in an understatement of tax liabilities for prior years offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994.

On January 30, 2015, we received a Revenue Agent's Report (RAR) from the IRS indicating the end of the field examination of our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. The RAR proposed tax increases and penalties for these years of approximately $1 billion primarily related to two significant areas that we are vigorously contesting through the IRS Appeals process. In the first area, the IRS has proposed to tax in the United States profits earned from certain parts transactions by one of our non-U.S. subsidiaries, Caterpillar SARL (CSARL), based on the IRS examination team's application of the "substance-over-form" or "assignment-of-income" judicial doctrines. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. tax returns on this same basis for years after 2009. In the second area, the IRS disallowed approximately $125 million of foreign tax credits that arose as a result of certain financings unrelated to CSARL. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits for these matters within the next 12 months. We currently believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

15.                              Segment information

A.	Basis for segment information

Our Executive Office is comprised of five Group Presidents, a Senior Vice President, an Executive Vice President and a CEO. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The Senior Vice President leads the Caterpillar Enterprise System Group and the Executive Vice President leads the Law and Public Policy Division. The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

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

Effective January 1, 2015, responsibility for product management for certain components moved from Resource Industries to Energy & Transportation. Segment information for 2014 has been retrospectively adjusted to conform to the 2015 presentation.

B.	Description of segments

We have seven operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segments:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers, and mid-tier soil compactors. In addition, Construction Industries has responsibility for an integrated manufacturing cost center. Inter-segment sales are a source of revenue for this segment.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, remanufacturing, leasing, and service of diesel-electric locomotives and components and other rail-related products and services. Inter-segment sales are a source of revenue for this segment.

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

All Other operating segments:  Primarily includes activities such as: the remanufacturing of Cat® engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Cat products, paving products, forestry products, and industrial and waste products; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; parts distribution; distribution services responsible for dealer development and administration including a wholly-owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. Results for the All Other operating segments are included as a reconciling item between reportable segments and consolidated external reporting.

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

•
Currency exposures for Machinery, Energy & Transportation are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment profit.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting is recorded as a methodology difference.

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

•
Timing:   Timing differences in the recognition of costs between segment reporting and consolidated external reporting. For example, certain costs are reported on the cash basis for segment reporting and the accrual basis for consolidated external reporting.

Reportable Segments
Three Months Ended March 31,
(Millions of dollars)
	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$4,695	$51	$4,746	$119	$740	$6,252	$36
Resource Industries	1,928	93	2,021	161	85	9,301	30
Energy & Transportation	4,762	514	5,276	156	986	8,385	149
Machinery, Energy & Transportation	$11,385	$658	$12,043	$436	$1,811	$23,938	$215
Financial Products Segment	795	—	795	215	227	36,172	294
Total	$12,180	$658	$12,838	$651	$2,038	$60,110	$509

	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,064	$75	$5,139	$134	$688	$6,596	$64
Resource Industries	2,123	102	2,225	171	143	9,497	24
Energy & Transportation	4,776	550	5,326	158	833	8,470	76
Machinery, Energy & Transportation	$11,963	$727	$12,690	$463	$1,664	$24,563	$164
Financial Products Segment	817	—	817	219	240	37,011	269
Total	$12,780	$727	$13,507	$682	$1,904	$61,574	$433

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2015
Total external sales and revenues from reportable segments	$11,385	$795	$—		$12,180
All Other operating segments	586	—	—		586
Other	(10)	18	(72)	[1]	(64)
Total sales and revenues	$11,961	$813	$(72)		$12,702

Three Months Ended March 31, 2014
Total external sales and revenues from reportable segments	$11,963	$817	$—		$12,780
All Other operating segments	554	—	—		554
Other	(24)	14	(83)	[1]	(93)
Total sales and revenues	$12,493	$831	$(83)		$13,241
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2015
Total profit from reportable segments	$1,811	$227	$2,038
All Other operating segments	225	—	225
Cost centers	61	—	61
Corporate costs	(499)	—	(499)
Timing	18	—	18
Restructuring costs	(36)	—	(36)
Methodology differences:
Inventory/cost of sales	(35)	—	(35)
Postretirement benefit expense	(104)	—	(104)
Financing costs	(136)	—	(136)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	(27)	—	(27)
Other income/expense methodology differences	59	—	59
Other methodology differences	(9)	2	(7)
Total consolidated profit before taxes	$1,326	$229	$1,555

Three Months Ended March 31, 2014
Total profit from reportable segments	$1,664	$240	$1,904
All Other operating segments	235	—	235
Cost centers	52	—	52
Corporate costs	(366)	—	(366)
Timing	(41)	—	(41)
Restructuring costs	(149)	—	(149)
Methodology differences:
Inventory/cost of sales	14	—	14
Postretirement benefit expense	(102)	—	(102)
Financing costs	(114)	—	(114)
Equity in (profit) loss of unconsolidated affiliated companies	(1)	—	(1)
Currency	(26)	—	(26)
Other income/expense methodology differences	(60)	—	(60)
Other methodology differences	(4)	—	(4)
Total consolidated profit before taxes	$1,102	$240	$1,342

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended March 31, 2015
Construction Industries	$740	$(11)	$729
Resource Industries	85	(8)	77
Energy & Transportation	986	(3)	983
Financial Products Segment	227	—	227
All Other operating segments	225	(13)	212
Total	$2,263	$(35)	$2,228

Three Months Ended March 31, 2014
Construction Industries	$688	$(131)	$557
Resource Industries	143	(11)	132
Energy & Transportation	833	(3)	830
Financial Products Segment	240	—	240
All Other operating segments	235	(4)	231
Total	$2,139	$(149)	$1,990

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2015
Total assets from reportable segments	$23,938	$36,172	$—	$60,110
All Other operating segments	2,614	—	—	2,614
Items not included in segment assets:
Cash and short-term investments	6,218	—	—	6,218
Intercompany receivables	1,164	—	(1,164)	—
Investment in Financial Products	4,146	—	(4,146)	—
Deferred income taxes	3,385	—	(757)	2,628
Goodwill and intangible assets	3,520	—	—	3,520
Property, plant and equipment – net and other assets	1,231	—	—	1,231
Operating lease methodology difference	(211)	—	—	(211)
Liabilities included in segment assets	9,640	—	—	9,640
Inventory methodology differences	(2,606)	—	—	(2,606)
Other	(499)	(90)	(65)	(654)
Total assets	$52,540	$36,082	$(6,132)	$82,490

December 31, 2014
Total assets from reportable segments	$24,563	$37,011	$—	$61,574
All Other operating segments	2,810	—	—	2,810
Items not included in segment assets:
Cash and short-term investments	6,317	—	—	6,317
Intercompany receivables	1,185	—	(1,185)	—
Investment in Financial Products	4,488	—	(4,488)	—
Deferred income taxes	3,627	—	(674)	2,953
Goodwill and intangible assets	3,492	—	—	3,492
Property, plant and equipment – net and other assets	1,174	—	—	1,174
Operating lease methodology difference	(213)	—	—	(213)
Liabilities included in segment assets	9,837	—	—	9,837
Inventory methodology differences	(2,697)	—	—	(2,697)
Other	(395)	(102)	(69)	(566)
Total assets	$54,188	$36,909	$(6,416)	$84,681

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2015
Total depreciation and amortization from reportable segments	$436	$215	$651
Items not included in segment depreciation and amortization:
All Other operating segments	66	—	66
Cost centers	38	—	38
Other	(10)	8	(2)
Total depreciation and amortization	$530	$223	$753

Three Months Ended March 31, 2014
Total depreciation and amortization from reportable segments	$463	$219	$682
Items not included in segment depreciation and amortization:
All Other operating segments	66	—	66
Cost centers	37	—	37
Other	(10)	6	(4)
Total depreciation and amortization	$556	$225	$781

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2015
Total capital expenditures from reportable segments	$215	$294	$—	$509
Items not included in segment capital expenditures:
All Other operating segments	46	—	—	46
Cost centers	19	—	—	19
Timing	253	—	—	253
Other	(56)	63	(8)	(1)
Total capital expenditures	$477	$357	$(8)	$826

Three Months Ended March 31, 2014
Total capital expenditures from reportable segments	$164	$269	$—	$433
Items not included in segment capital expenditures:
All Other operating segments	38	—	—	38
Cost centers	21	—	—	21
Timing	267	—	—	267
Other	(21)	24	(23)	(20)
Total capital expenditures	$469	$293	$(23)	$739

16.                             Cat Financial financing activities

Credit quality of finance receivables and allowance for credit losses

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

Impaired finance receivables
For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms of the finance receivable.  Finance receivables reviewed for impairment include those that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or in instances in which relevant information is known that warrants placing the finance receivable on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the finance receivable becomes contractually current and/or collection doubts are removed.  Cash receipts on impaired finance receivables are recorded against the receivable and then to any unrecognized income.

There were no impaired finance receivables as of March 31, 2015 or December 31, 2014, for the Dealer portfolio segment.  The average recorded investment for impaired finance receivables within the Dealer portfolio segment was zero for the three months ended March 31, 2015 and 2014.

Individually impaired finance receivables for the Customer portfolio segment were as follows:

	March 31, 2015			December 31, 2014
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$13	$13	$—	$14	$14	$—
Europe	43	43	—	44	43	—
Asia Pacific	5	5	—	1	1	—
Mining	119	119	—	29	29	—
Latin America	32	32	—	34	34	—
Caterpillar Power Finance	189	188	—	129	128	—
Total	$401	$400	$—	$251	$249	$—

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$6	$2	$6	$6	$1
Europe	17	17	4	12	12	4
Asia Pacific	25	24	8	29	29	8
Mining	43	43	6	138	137	9
Latin America	48	48	16	42	42	12
Caterpillar Power Finance	123	123	38	135	134	41
Total	$262	$261	$74	$362	$360	$75

Total Impaired Finance Receivables
Customer
North America	$19	$19	$2	$20	$20	$1
Europe	60	60	4	56	55	4
Asia Pacific	30	29	8	30	30	8
Mining	162	162	6	167	166	9
Latin America	80	80	16	76	76	12
Caterpillar Power Finance	312	311	38	264	262	41
Total	$663	$661	$74	$613	$609	$75

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$14	$—	$25	$1
Europe	44	—	48	—
Asia Pacific	3	—	6	—
Mining	102	2	134	2
Latin America	32	—	17	—
Caterpillar Power Finance	135	1	205	2
Total	$330	$3	$435	$5

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$—	$10	$—
Europe	14	—	19	—
Asia Pacific	26	—	14	—
Mining	63	1	24	—
Latin America	46	1	24	—
Caterpillar Power Finance	128	—	82	1
Total	$283	$2	$173	$1

Total Impaired Finance Receivables
Customer
North America	$20	$—	$35	$1
Europe	58	—	67	—
Asia Pacific	29	—	20	—
Mining	165	3	158	2
Latin America	78	1	41	—
Caterpillar Power Finance	263	1	287	3
Total	$613	$5	$608	$6

Non-accrual and past due finance receivables
For all classes, Cat Financial considers a finance receivable past due if any portion of a contractual payment is due and unpaid for more than 30 days.  Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or in instances in which relevant information is known that warrants placing the finance receivable on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the finance receivable becomes contractually current and/or collection doubts are removed.

As of March 31, 2015 and December 31, 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	March 31, 2015	December 31, 2014
Customer
North America	$31	$27
Europe	43	28
Asia Pacific	44	54
Mining	124	62
Latin America	213	201
Caterpillar Power Finance	143	96
Total	$598	$468

Aging related to finance receivables was as follows:

	March 31, 2015
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$37	$14	$35	$86	$7,170	$7,256	$9
Europe	26	15	43	84	2,335	2,419	6
Asia Pacific	73	32	64	169	2,073	2,242	24
Mining	20	10	76	106	1,883	1,989	50
Latin America	100	47	190	337	2,181	2,518	—
Caterpillar Power Finance	17	1	87	105	3,055	3,160	1
Dealer
North America	—	—	—	—	2,275	2,275	—
Europe	—	—	—	—	135	135	—
Asia Pacific	1	—	—	1	528	529	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	599	599	—
Total	$274	$119	$495	$888	$22,234	$23,122	$90

	December 31, 2014
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,192	$7,273	$4
Europe	16	23	29	68	2,607	2,675	6
Asia Pacific	29	22	69	120	2,316	2,436	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	2,189	2,189	—
Europe	—	—	—	—	153	153	—
Asia Pacific	—	—	—	—	566	566	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	646	646	—
Total	$175	$80	$396	$651	$23,415	$24,066	$35

Allowance for credit loss activity
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$388	$10	$398
Receivables written off	(23)	—	(23)
Recoveries on receivables previously written off	11	—	11
Provision for credit losses	18	(1)	17
Other	(14)	—	(14)
Balance at end of period	$380	$9	$389

Individually evaluated for impairment	$74	$—	$74
Collectively evaluated for impairment	306	9	315
Ending Balance	$380	$9	$389

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$663	$—	$663
Collectively evaluated for impairment	18,921	3,538	22,459
Ending Balance	$19,584	$3,538	$23,122

(Millions of dollars)	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$365	$10	$375
Receivables written off	(151)	—	(151)
Recoveries on receivables previously written off	47	—	47
Provision for credit losses	150	—	150
Other	(23)	—	(23)
Balance at end of year	$388	$10	$398

Individually evaluated for impairment	$75	$—	$75
Collectively evaluated for impairment	313	10	323
Ending Balance	$388	$10	$398

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$613	$—	$613
Collectively evaluated for impairment	19,899	3,554	23,453
Ending Balance	$20,512	$3,554	$24,066

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing finance receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing finance receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing finance receivables.

The recorded investment in performing and non-performing finance receivables was as follows:

	March 31, 2015			December 31, 2014
(Millions of dollars)	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$7,225	$2,275	$9,500	$7,246	$2,189	$9,435
Europe	2,376	135	2,511	2,647	153	2,800
Asia Pacific	2,198	529	2,727	2,382	566	2,948
Mining	1,865	—	1,865	2,061	—	2,061
Latin America	2,305	599	2,904	2,656	646	3,302
Caterpillar Power Finance	3,017	—	3,017	3,052	—	3,052
Total Performing	$18,986	$3,538	$22,524	$20,044	$3,554	$23,598

Non-Performing
North America	$31	$—	$31	$27	$—	$27
Europe	43	—	43	28	—	28
Asia Pacific	44	—	44	54	—	54
Mining	124	—	124	62	—	62
Latin America	213	—	213	201	—	201
Caterpillar Power Finance	143	—	143	96	—	96
Total Non-Performing	$598	$—	$598	$468	$—	$468

Performing & Non-Performing
North America	$7,256	$2,275	$9,531	$7,273	$2,189	$9,462
Europe	2,419	135	2,554	2,675	153	2,828
Asia Pacific	2,242	529	2,771	2,436	566	3,002
Mining	1,989	—	1,989	2,123	—	2,123
Latin America	2,518	599	3,117	2,857	646	3,503
Caterpillar Power Finance	3,160	—	3,160	3,148	—	3,148
Total	$19,584	$3,538	$23,122	$20,512	$3,554	$24,066

Troubled Debt Restructurings
A restructuring of a finance receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties.  Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs are reviewed along with other finance receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of March 31, 2015 and December 31, 2014.

There were no finance receivables modified as TDRs during the three months ended March 31, 2015 or 2014 for the Dealer portfolio segment.

Finance receivables in the Customer portfolio segment modified as TDRs during the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	3	$1	$1	3	$2	$2
Europe	—	—	—	3	5	5
Mining	—	—	—	1	11	10
Latin America	—	—	—	1	29	28
Caterpillar Power Finance	2	83	80	1	1	1
Total [1]	5	$84	$81	9	$48	$46

[1]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	4	$1	7	$1
Europe	—	—	7	1
Latin America	1	—	—	—
Total	5	$1	14	$2

17.                              Fair value disclosures

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2015 and December 31, 2014 are summarized below:

	March 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	98	—	98
Corporate bonds
Corporate bonds	—	662	—	662
Asset-backed securities	—	103	—	103
Mortgage-backed debt securities
U.S. governmental agency	—	281	—	281
Residential	—	14	—	14
Commercial	—	64	—	64
Equity securities
Large capitalization value	256	—	—	256
Smaller company growth	47	—	—	47
Total available-for-sale securities	313	1,222	—	1,535

Total Assets	$313	$1,222	$—	$1,535
Liabilities
Derivative financial instruments, net	—	97	—	97
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$97	$13	$110

	December 31, 2014
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	94	—	94
Corporate bonds
Corporate bonds	—	693	—	693
Asset-backed securities	—	105	—	105
Mortgage-backed debt securities
U.S. governmental agency	—	294	—	294
Residential	—	15	—	15
Commercial	—	67	—	67
Equity securities
Large capitalization value	233	—	—	233
Smaller company growth	43	—	—	43
Total available-for-sale securities	286	1,268	—	1,554

Total Assets	$286	$1,268	$—	$1,554
Liabilities
Derivative financial instruments, net	—	86	—	86
Guarantees	$—	$—	$12	$12
Total Liabilities	$—	$86	$12	$98

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2015 and 2014.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2014	$12
Issuance of guarantees	1
Expiration of guarantees	—
Balance at March 31, 2015	$13

Balance at December 31, 2013	$13
Issuance of guarantees	—
Expiration of guarantees	—
Balance at March 31, 2014	$13

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $151 million and $248 million as of March 31, 2015 and December 31, 2014, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	March 31, 2015		December 31, 2014
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,563	$7,563	$7,341	$7,341	1
Restricted cash and short-term investments	58	58	62	62	1
Available-for-sale securities	1,535	1,535	1,554	1,554	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	16,036	15,884	16,426	16,159	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,802	1,724	1,774	1,700	3	Note 16
Interest rate swaps – net	71	71	71	71	2	Note 4

Liabilities
Short-term borrowings	5,267	5,267	4,708	4,708	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	10,008	12,044	10,003	11,973	2
Financial Products	23,500	24,107	24,574	25,103	2
Foreign currency contracts – net	153	153	143	143	2	Note 4
Commodity contracts – net	15	15	14	14	2	Note 4
Guarantees	13	13	12	12	3	Note 10

[1]	Total excluded items have a net carrying value at March 31, 2015 and December 31, 2014 of $7,097 million and $7,638 million, respectively.

18.                         Divestitures
Third Party Logistics Business Divestiture
In February 2015, we sold our 35 percent equity interest in the third party logistics business, formerly Caterpillar Logistics Services LLC, to an affiliate of The Goldman Sachs Group, Inc. and investment funds affiliated with Rhône Capital LLC for $177 million, which was comprised of $167 million in cash and a $10 million note receivable included in Long-term receivables - trade and other in the Consolidated Statement of Financial Position. As a result of the sale, we recognized a pretax gain of $120 million (included in Other income (expense)) and derecognized the carrying value of our noncontrolling interest of $57 million, which was previously included in Investments in unconsolidated affiliated companies in the Consolidated Statement of Financial Position. The gain on the disposal is included as a reconciling item between Segment profit and Consolidated profit before taxes. The sale of this investment supports Caterpillar's increased focus on growth opportunities in its core businesses.

19.                              Restructuring costs

For the three months ended March 31, 2015, we recognized $36 million of restructuring costs in Other operating (income) expenses in the Consolidated Statement of Results of Operations, which included $34 million of employee separation costs and $2 million of long-lived asset impairments and other restructuring costs. The restructuring costs in 2015 were primarily related to facility closures and workforce reductions in Europe. For the three months ended March 31, 2014, we recognized $149 million of restructuring costs, which included $142 million of employee separation costs and $7 million of long-lived asset impairments. For the first three months of 2014, the restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs for the year ended December 31, 2014 were $441 million which included $382 million of employee separation costs, $33 million of long-lived asset impairments and $26 million of other restructuring costs. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

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

The following table summarizes the 2014 and 2015 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	382
Reduction in liability (payments and other adjustments)	(289)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	34
Reduction in liability (payments and other adjustments)	(87)
Liability balance at March 31, 2015	$129

The remaining liability balance as of March 31, 2015 represents costs for employees who have either not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2015.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium, facility. This restructuring plan was designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action includes reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. In 2014, we recognized $273 million of these separation-related charges. For the three months ended March 31, 2015, we recognized $7 million of employee separation costs relating to this restructuring plan. The remaining costs are expected to be recognized in 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First-quarter 2015 sales and revenues were $12.702 billion, compared with $13.241 billion in the first quarter of 2014. Profit per share for the first quarter of 2015 was $1.81, a 26 percent increase from first-quarter 2014 profit per share of $1.44. Profit was $1.111 billion in the first quarter of 2015, an increase of 20 percent from $922 million in the first quarter of 2014.

Highlights for the first quarter of 2015 include:

•	First-quarter sales and revenues were $12.702 billion, down 4 percent from the first quarter of 2014.

•	Restructuring costs were $36 million in the first quarter of 2015, with an after-tax impact of $0.05 per share.

•	First-quarter 2015 profit includes a pre-tax gain of $120 million, or about $0.14 per share, on the sale of the remaining interest in our former third party logistics business.

•
Profit per share was $1.81 in the first quarter of 2015 and $1.86 per share excluding restructuring costs. Profit in the first quarter of 2014 was $1.44 per share and $1.61 per share excluding restructuring costs.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.042 billion in the first quarter of 2015, compared with $1.878 billion in the first quarter of 2014.

•	ME&T debt-to-capital ratio was 37.1 percent, compared with 37.4 percent at the end of 2014.

Restructuring Costs

In 2014, we continued our focus on structural cost reduction and worked on a large number of restructuring activities to help improve our long-term results, incurring $441 million in restructuring charges. We are taking additional restructuring actions in 2015 and anticipate that these actions will result in charges of about $250 million.

Notes:

•
Effective January 1, 2015, responsibility for product management for certain components moved from Resource Industries to Energy & Transportation. Segment information for 2014 has been retrospectively adjusted to conform to the 2015 presentation.

•	Glossary of terms is included on pages 56-57; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 67.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2014

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2014 (at left) and the first quarter of 2015 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $12.702 billion in the first quarter of 2015, compared with $13.241 billion in the first quarter of 2014, a decline of $539 million or 4 percent. The decrease was primarily due to the unfavorable impact of currency, resulting from the weakening of the euro and Japanese yen, and lower sales volume. These unfavorable impacts were partially offset by slightly favorable price realization. Sales declined for both new equipment and aftermarket parts.
Dealer machine and engine inventories increased about $900 million in the first quarter of 2015 and about $700 million in the first quarter of 2014. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. However, dealers generally increase inventory in the first quarter in anticipation of seasonal demand. We expect dealer inventory at the end of 2015 to be lower than the end of 2014.
Sales declined in all regions except North America. In EAME, sales declined 11 percent primarily due to lower end-user demand and the unfavorable impact of currency, as our sales in euros translated into fewer U.S. dollars, partially offset by the favorable impact of changes in dealer inventory. Asia/Pacific sales declined 13 percent, primarily due to lower end-user demand for construction equipment and the unfavorable impact of currency as our sales in Japanese yen translated into fewer U.S. dollars. Sales decreased 19 percent in Latin America, primarily due to lower end-user demand for construction equipment. In North America, sales increased 9 percent, primarily due to the favorable impact of changes in dealer inventory and higher end-user demand primarily for oil and gas applications and construction equipment.
Sales decreased in Construction Industries and Resource Industries and were about flat in Energy & Transportation. Construction Industries’ sales decreased 7 percent, primarily due to lower end-user demand. Resource Industries’ sales declined 9 percent, primarily due to lower end-user demand in mining. Financial Products’ segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2014 (at left) and the first quarter of 2015 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the first quarter of 2015 was $1.527 billion, compared with $1.398 billion in the first quarter of 2014. The improvement was primarily due to lower restructuring costs, improved price realization and the favorable impact of currency, partially offset by lower volume and increased selling, general and administrative and research and development (SG&A and R&D) expenses. The impact of lower sales volume was partially offset by a favorable mix of products.
Restructuring costs of $36 million in the first quarter of 2015 were related to several restructuring programs across the company. In the first quarter of 2014, restructuring costs were $149 million, primarily related to a workforce reduction at the Gosselies, Belgium, facility.
The favorable impact of currency was due to the strengthening of the U.S. dollar in relation to most currencies. Due to our sizable manufacturing presence outside of the United States, the stronger U.S. dollar resulted in a favorable impact to operating profit. About half of the favorable currency impact was due to the Japanese yen, as we are a net exporter from Japan.
Manufacturing costs were about flat as lower material costs were nearly offset by the unfavorable impact of cost absorption, as inventory decreased in the first quarter of 2015, compared to an increase in the first quarter of 2014.
SG&A and R&D expenses increased primarily due to stock-based compensation expense and higher spending for new product introduction programs.
Stock-based compensation expense for the first quarter of 2015 was $135 million, compared to $53 million in the first quarter of 2014. The increase of $82 million was primarily related to timing. Beginning with the 2015 annual equity award, we changed the vesting policy to permit immediate vesting upon separation for participants who meet certain criteria (generally, 55 years of age or older and at least five years of service with the company). Stock-based compensation expense for these individuals is now recognized in the first quarter, rather than over a six month period. This change will not impact stock-based compensation expense for the year, but does impact the quarterly expense pattern.
Short-term incentive compensation expense for the first quarter of 2015 was about $215 million, and we expect the full-year expense will be about $860 million. Short-term incentive compensation expense in the first quarter of 2014 was about $260 million, and the full-year 2014 was about $1.3 billion.
We believe profit will be lower in the remaining quarters of 2015 as we expect slightly lower sales, unfavorable sales mix and higher costs. We expect sales to decrease primarily as a result of lower oil prices which negatively impact Energy & Transportation and Construction Industries' sales in oil-producing countries around the world. In addition, continued weak economic conditions and a strong U.S. dollar are creating an increasingly competitive environment. We expect Energy & Transportation sales mix will be unfavorable due to sales declines in oil & gas applications, and Construction Industries sales mix will be negatively impacted from proportionally higher sales of smaller equipment. The first quarter is usually a low cost quarter, and we expect increases in spending during the remainder of the year including higher R&D expense.

Other Profit/Loss Items

•
Other income/expense was income of $157 million, compared with income of $54 million in the first quarter of 2014. The favorable change was primarily due to a gain of $120 million on the sale of the remaining 35 percent interest in our former third party logistics business.

•
The provision for income taxes for the first quarter of 2015 reflects an estimated annual tax rate of 28.5 percent compared with 29.5 percent for the first quarter of 2014, excluding the item discussed below. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015. The impact of the U.S. research and development tax credit is not included in either the first quarter of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

The provision for income taxes in the first quarter of 2014 also included a net charge of $22 million consisting of a $55 million charge to correct for an error which resulted in an understatement of tax liabilities for prior years offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2015
Construction Industries [1]	$4,695	(7)%	$2,281	9%	$451	(23)%	$987	(14)%	$976	(21)%
Resource Industries [2]	1,928	(9)%	760	5%	308	(23)%	456	(14)%	404	(13)%
Energy & Transportation [3]	4,762	—%	2,247	8%	419	(11)%	1,224	(8)%	872	(2)%
All Other Segments [4]	586	6%	414	23%	41	(25)%	81	(21)%	50	(15)%
Corporate Items and Eliminations	(10)	—	(15)		2		—		3
Machinery, Energy & Transportation Sales	11,961	(4)%	5,687	9%	1,221	(19)%	2,748	(11)%	2,305	(13)%

Financial Products Segment	795	(3)%	451	3%	107	(2)%	109	(17)%	128	(9)%
Corporate Items and Eliminations	(54)		(28)		(10)		(5)		(11)
Financial Products Revenues	741	(1)%	423	6%	97	(1)%	104	(17)%	117	(8)%

Consolidated Sales and Revenues	$12,702	(4)%	$6,110	9%	$1,318	(18)%	$2,852	(12)%	$2,422	(13)%

First Quarter 2014
Construction Industries [1]	$5,064		$2,092		$586		$1,144		$1,242
Resource Industries [2]	2,123		725		402		532		464
Energy & Transportation [3]	4,776		2,082		471		1,329		894
All Other Segments [4]	554		337		55		103		59
Corporate Items and Eliminations	(24)		(17)		(2)		(3)		(2)
Machinery, Energy & Transportation Sales	12,493		5,219		1,512		3,105		2,657

Financial Products Segment	817		437		109		131		140
Corporate Items and Eliminations	(69)		(39)		(11)		(6)		(13)
Financial Products Revenues	748		398		98		125		127

Consolidated Sales and Revenues	$13,241		$5,617		$1,610		$3,230		$2,784

[1]	Does not include inter-segment sales of $51 million and $75 million in first quarter 2015 and 2014, respectively.

[2]	Does not include inter-segment sales of $93 million and $102 million in first quarter 2015 and 2014, respectively.

[3]	Does not include inter-segment sales of $514 million and $550 million in first quarter 2015 and 2014, respectively.

[4]	Does not include inter-segment sales of $809 million and $832 million in first quarter 2015 and 2014, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2014	Sales Volume	Price Realization	Currency	Other	First Quarter 2015	$ Change	% Change

Construction Industries	$5,064	$(303)	$110	$(176)	$—	$4,695	$(369)	(7)%
Resource Industries	2,123	(111)	(51)	(33)	—	1,928	(195)	(9)%
Energy & Transportation	4,776	73	36	(123)	—	4,762	(14)	—%
All Other Segments	554	31	10	(9)	—	586	32	6%
Corporate Items and Eliminations	(24)	15	—	(1)	—	(10)	14
Machinery, Energy & Transportation Sales	12,493	(295)	105	(342)	—	11,961	(532)	(4)%

Financial Products Segment	817	—	—	—	(22)	795	(22)	(3)%
Corporate Items and Eliminations	(69)	—	—	—	15	(54)	15
Financial Products Revenues	748	—	—	—	(7)	741	(7)	(1)%

Consolidated Sales and Revenues	$13,241	$(295)	$105	$(342)	$(7)	$12,702	$(539)	(4)%

Operating Profit by Segment
(Millions of dollars)	First Quarter 2015	First Quarter 2014	$ Change	% Change
Construction Industries	$740	$688	$52	8%
Resource Industries	85	143	(58)	(41)%
Energy & Transportation	986	833	153	18%
All Other Segments	225	235	(10)	(4)%
Corporate Items and Eliminations	(672)	(660)	(12)
Machinery, Energy & Transportation	1,364	1,239	125	10%

Financial Products Segment	227	240	(13)	(5)%
Corporate Items and Eliminations	3	(15)	18
Financial Products	230	225	5	2%
Consolidating Adjustments	(67)	(66)	(1)
Consolidated Operating Profit	$1,527	$1,398	$129	9%

Construction Industries
Construction Industries’ sales were $4.695 billion in the first quarter of 2015, a decrease of $369 million, or 7 percent, from the first quarter of 2014. The decrease in sales was due to lower volume in all regions except North America and the unfavorable impact of currency, primarily from the euro and the Japanese yen, partially offset by improved price realization. Sales of new equipment decreased, and sales of aftermarket parts were about flat.

•	Sales volume declined primarily due to lower deliveries to end users.

•	Price realization improved in all regions.

Sales decreased in all regions except North America.

•
In Asia/Pacific, the sales decline was primarily due to lower sales in China and Japan. In China, the lower sales primarily resulted from continued weak construction activity. Sales in Japan declined due to a weaker Japanese yen, as sales in yen translated into fewer U.S. dollars and lower end-user demand due to weaker economic conditions.

•
Sales declined in EAME primarily due to the unfavorable impact of changes in dealer inventories, as dealers increased inventory more during the first quarter of 2014 than in the first quarter of 2015. In addition, the impact of currency was unfavorable as sales in euros translated into fewer U.S. dollars.

•	Decreases in Latin America were primarily related to the absence of a large government order in Brazil that occurred during the first quarter of 2014 and continued weak construction activity.

•
Sales increased in North America primarily due to the favorable impact of changes in dealer inventories, as dealers increased inventory more during the first quarter of 2015 than in the first quarter of 2014. In addition, price realization was favorable and end-user demand increased modestly. Although still below prior peaks, construction-related activity continues to improve.

Construction Industries’ profit was $740 million in the first quarter of 2015, compared with $688 million in the first quarter of 2014. The improvement was mostly due to the favorable impacts of price realization and currency, primarily from the Japanese yen, partially offset by lower volume.
Resource Industries
Resource Industries’ sales were $1.928 billion in the first quarter of 2015, a decrease of $195 million, or 9 percent from the first quarter of 2014, primarily due to lower sales volume, unfavorable price realization resulting from a competitive pricing environment and the unfavorable impact of currency primarily due to the euro. While sales declined for both new equipment and aftermarket parts, the decline for new equipment was more significant.
The sales volume decrease was primarily related to lower end-user demand, partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the first quarter of 2015, the reductions were less significant than in the first quarter of 2014.
Worldwide end-user demand continued to be weak and resulted in lower sales in all regions except North America. Sales in North America were about flat as lower mining equipment sales were about offset by an increase in sales for quarry and aggregate equipment.
Commodity prices remained weak and mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures as they have for the last several quarters. As a result, both sales and new orders in Resource Industries continued to be weak.
Resource Industries’ profit was $85 million in the first quarter of 2015, compared with $143 million in the first quarter of 2014. The decrease was primarily the result of unfavorable price realization. The impact of lower sales volume was about offset by a favorable mix of products. Manufacturing costs were about flat as the unfavorable impact from cost absorption was about offset by lower material costs. SG&A and R&D expenses were about flat as increases in new product introduction spending were about offset by cost cutting measures.
Energy & Transportation
Energy & Transportation’s sales were $4.762 billion in the first quarter of 2015, or about flat with the first quarter of 2014. The impact of higher sales volume and improved price realization were about offset by the unfavorable impact of currency. Currency negatively impacted sales in all applications, primarily in EAME. Sales decreases for industrial applications were about offset by increases for transportation applications. Sales of power generation and oil and gas applications were about flat.

•
Industrial - Sales decreased in EAME and were about flat in all other geographic regions. In EAME, sales decreased primarily due to lower demand for engines used by original equipment manufacturers for most industrial applications.

•	Transportation - Sales increased in Asia/Pacific due to a large locomotive project and were about flat in all other regions of the world.

•	Power Generation - Sales were about flat in all regions.

•
Oil and Gas - Sales were about flat, as increases in North America were about offset by declines in Latin America. In North America, sales increased primarily due to higher end-user demand for equipment used in well servicing and gas compression applications. In Latin America, sales were lower due to the absence of a large project.

Caterpillar sells products that are used in a variety of oil and gas applications, including offshore and land drilling, well servicing, oil and gas production and gas compression. The products we sell to the oil and gas industry include gas turbines and centrifugal natural gas compressors, reciprocating engines, transmissions and well stimulation pumps. Although we are confident in the long-term fundamentals of the oil and gas industry, in the near term and especially in the latter part of 2015, we expect the decline in oil prices will have a negative impact on our sales. We expect that well servicing and drilling will be impacted the earliest and to the greatest magnitude. Sales for gas compression are expected to remain relatively strong in 2015 due to the continued need for global infrastructure build, and sales related to large projects that take years to execute will likely be impacted to a lesser extent in the short term.

In addition to Energy & Transportation, we support the oil and gas industry directly with construction and mining equipment-such as sales of equipment for drill site preparation and infrastructure development and sales of mining equipment to the Canadian oil sands. There are also a variety of indirect exposures, as countries that depend on oil revenues may reduce expenditures for roads and other infrastructure projects.
Energy & Transportation’s profit was $986 million in the first quarter of 2015, compared with $833 million in the first quarter of 2014. The improvement was primarily due to higher sales volume, including a favorable mix of products, and improved price realization. Manufacturing costs were about flat, as lower material costs were nearly offset by the unfavorable impact of cost absorption.

Financial Products Segment
Financial Products’ revenues were $795 million in the first quarter of 2015, a decrease of $22 million, or 3 percent, from the first quarter of 2014. The decline was mostly due to lower average financing rates primarily in North America, and lower average earning assets in Asia/Pacific, EAME and Latin America, partially offset by higher average earning assets in North America.
Financial Products’ profit was $227 million in the first quarter of 2015, compared with $240 million in the first quarter of 2014. The unfavorable change was primarily due to a $10 million decrease in gains on sales of securities at Caterpillar Financial Insurance Services and a $7 million decrease in net yield on average earning assets, partially offset by a $15 million decrease in the provision for credit losses at Cat Financial.
At the end of the first quarter of 2015, past dues at Cat Financial were 3.08 percent, compared with 2.17 percent at the end of 2014. The increase in past dues compared to year end 2014 was primarily due to the performance of the Latin American and mining portfolios and seasonality impacts. At the end of the first quarter of 2014, past dues were 2.44 percent. Write-offs, net of recoveries, were $12 million for the first quarter of 2015, compared with $38 million for the first quarter of 2014.
As of March 31, 2015, Cat Financial's allowance for credit losses totaled $392 million, or 1.38 percent of net finance receivables, compared with $401 million, or 1.36 percent of net finance receivables at year end 2014. The allowance for credit losses as of March 31, 2014, was $373 million or 1.25 percent of net finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $669 million in the first quarter of 2015, about flat with the first quarter of 2014. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates, and inter-segment eliminations.
Corporate items and eliminations were about flat as lower restructuring costs were about offset by increased stock-based compensation expense.

RESTRUCTURING COSTS

For the three months ended March 31, 2015, we recognized $36 million of restructuring costs, which included $34 million of employee separation costs and $2 million of long-lived asset impairments and other restructuring costs. The restructuring costs in 2015 were primarily related to facility closures and workforce reductions in Europe. For the three months ended March 31, 2014, we recognized $149 million of restructuring costs, which included $142 million of employee separation costs and $7 million of long-lived asset impairments. For the first three months of 2014, the restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs for the year ended December 31, 2014 were $441 million which included $382 million of employee separation costs, $33 million of long-lived asset impairments and $26 million of other restructuring costs. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2014 and 2015 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	382
Reduction in liability (payments and other adjustments)	(289)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	34
Reduction in liability (payments and other adjustments)	(87)
Liability balance at March 31, 2015	$129

The remaining liability balance as of March 31, 2015 represents costs for employees who have either not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2015.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium, facility. This restructuring plan was designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action includes reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. We estimate the total employee cash separation costs to be about $300 million before tax, which represents substantially all of the restructuring costs to be incurred under the restructuring plan. In 2014, we recognized $273 million of these separation-related charges. For the three months ended March 31, 2015, we recognized $7 million of employee separation costs relating to this restructuring plan. The remaining costs are expected to be recognized in 2015.

For the full year, we will continue to incur costs related to programs started in 2014 and we expect to take additional actions to further improve our long-term cost structure. In total, we expect the cost of these restructuring actions to be about $250 million, or $0.30 per share during 2015. We expect the majority of the charges will be related to employee cash separation costs. We expect that restructuring actions will result in a benefit to costs of about $100 million in 2015 compared with 2014.

GLOSSARY OF TERMS

1.
All Other Segments - Primarily includes activities such as: the remanufacturing of Cat® engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Cat products, paving products, forestry products and industrial and waste products; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; parts distribution; distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts.

2.	Consolidating Adjustments - Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

3.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers and mid-tier soil compactors. In addition, Construction Industries has responsibility for an integrated manufacturing cost center.

4.
Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business only; currency impacts on Financial Products’ revenues and operating profit are included in the Financial Products’ portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).

5.
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

8.
Energy & Transportation - A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the business strategy, product design, product management, development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services.

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

10.	Latin America - A geographic region including Central and South American countries and Mexico.

11.
Machinery, Energy & Transportation (ME&T) - Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other Segments and related corporate items and eliminations.

12.
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

16.	Restructuring Costs - Primarily costs for employee separation costs and long-lived asset impairments.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first quarter of 2015, we experienced favorable liquidity conditions globally in both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the first quarter of 2015 with $7.56 billion of cash, an increase of $222 million from year-end 2014. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $5.9 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.
Consolidated operating cash flow for the first quarter of 2015 was $1.27 billion, down from $1.90 billion for the same period a year ago. The decrease was primarily due to higher short-term incentive compensation payments of about $1.3 billion in 2015, compared to about $500 million in 2014, as well as less favorable changes in accounts payable. Partially offsetting these items were lower contributions to pension plans and smaller increases to inventories compared to the same period a year ago. See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.
Total debt as of March 31, 2015 was $38.78 billion, a decrease of $510 million from year-end 2014. Debt related to Financial Products decreased $514 million, reflecting decreasing portfolio balances. Debt related to Machinery, Energy & Transportation increased $4 million in the first quarter of 2015.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of March 31, 2015 was $2.75 billion. Our three Global Credit Facilities are:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to Machinery, Energy & Transportation) expires in September 2015.

•	The 2010 four-year facility, as amended in September 2014, of $2.73 billion (of which $0.72 billion is available to Machinery, Energy & Transportation) expires in September 2017.

•	The 2011 five-year facility, as amended in September 2014, of $4.62 billion (of which $1.21 billion is available to Machinery, Energy & Transportation) expires in September 2019.
At March 31, 2015, Caterpillar's consolidated net worth was $22.34 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2015, Cat Financial's covenant interest coverage ratio was 2.22 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2015, Cat Financial's covenant leverage ratio was 7.69 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2015, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of March 31, 2015 were:

	March 31, 2015
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,026	193	3,833
Total credit lines available	14,526	2,943	11,583
Less: Commercial paper outstanding	(4,365)	—	(4,365)
Less: Utilized credit	(1,550)	(8)	(1,542)
Available credit	$8,611	$2,935	$5,676

The other external consolidated credit lines with banks as of March 31, 2015 totaled $4.03 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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
Machinery, Energy & Transportation
Net cash provided by operating activities was $1.04 billion in the first quarter of 2015, compared with $1.88 billion for the same period in 2014. The decrease was primarily due to higher short-term incentive compensation payments in 2015 as well as less favorable changes in accounts receivable and accounts payable. Partially offsetting these items were lower contributions to pension plans and smaller increases to inventories compared to the same period a year ago. While our inventory was relatively flat in the first quarter, we expect some decline in 2015 due to slightly lower sales and as a result of our continued focus on operational improvements.
Net cash used for investing activities in the first quarter of 2015 was $331 million, compared with net cash used of $420 million in the first quarter of 2014. The favorable change was primarily due to the proceeds from the sale of our 35 percent equity interest in our former third party logistics business during the first quarter of 2015.
Net cash used for financing activities during the first quarter of 2015 was $786 million, compared with net cash used of $1.97 billion in the first quarter of 2014. The change was primarily due to a smaller amount of common stock repurchased in the first quarter of 2015, as compared with the first quarter of 2014.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.
Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by both management and our credit rating agencies is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 37.1 percent at March 31, 2015, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was 37.4 percent at December 31, 2014. The decrease in the debt-to-capital ratio was due to the increase in equity related to profit from the first quarter of 2015.
Capital to support growth – Capital expenditures were $477 million during the first quarter of 2015, compared to $469 million for the same period in 2014. We expect capital expenditures in 2015 to be about the same as 2014 capital expenditures of about $1.6 billion.

Appropriately funded employee benefit plans – We made $77 million of contributions to our pension plans during the first quarter of 2015. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $279 million of contributions to our pension plans during the first quarter of 2014.
Paying dividends – Dividends paid totaled $424 million in the first quarter of 2015, representing 70 cents per share paid. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. As of January 1, 2015, $7.5 billion remained available under the 2014 Authorization, and in the first quarter of 2015, we repurchased $400 million of Caterpillar common stock, leaving $7.1 billion in the 2014 Authorization. Given our expectations for cash flow and capital expenditures in 2015, we currently expect to continue to repurchase stock this year. However, our stock repurchase plans are always subject to the company’s cash deployment priorities and can change based on business and market conditions. Caterpillar's basic shares outstanding as of March 31, 2015 were approximately 604 million.
Financial Products
Financial Products' operating cash flow was $276 million in the first quarter of 2015, compared with $353 million for the same period a year ago. Net cash used for investing activities was $9 million for the first quarter of 2015, compared with $811 million for the same period in 2014. The change was primarily due to the net impact of intercompany purchased receivables and lower levels of new retail financing at Cat Financial. Net cash provided by financing activities was $72 million for the first quarter of 2015, compared with $265 million for the same period in 2014. The change was primarily due to lower funding requirements.
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

Residual values for leased assets – The residual values for Cat Financial’s leased assets, which are an estimate of the market value of leased equipment at the end of the lease term, are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

During the term of the leases, residual values are monitored.  If estimated end-of-term market values of leased equipment reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residual value of the leased equipment is adjusted so that the carrying value at end of lease term will approximate the estimated end-of-term market value. For equipment on operating leases, adjustments are made on a straight-line basis over the remaining term of the lease through depreciation expense.  For finance leases, adjustments are recognized at the time of assessment through a reduction of finance revenue.

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

For equity securities in a loss position, determining whether a security is other-than-temporarily impaired requires an analysis of that security's historical sector return as well as the volatility of that return. This information is utilized to estimate a security’s future fair value and to assess whether the security has the ability to recover to its original cost over a reasonable period of time. Both historical annualized sector returns and the volatility of those returns are applied over a two year period to arrive at these estimates.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1.29 billion and $1.27 billion as of March 31, 2015 and December 31, 2014, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date.  To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on the technical merits of the position.  The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.  Adjustments related to positions impacting the effective tax rate affect the provision for income taxes.  Adjustments related to positions impacting the timing of income or deductions impact deferred tax assets and liabilities.

Our income tax positions and analysis are based on currently enacted tax law.  Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances.  Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns.  Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized.  In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies.  Should a change in facts or circumstances lead to a change in judgment about the realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.

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

Income taxes are based on the statutory tax rate of the jurisdiction where earnings are subject to taxation which may differ from the jurisdiction where that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to results of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35 percent. The indefinitely reinvested profits of Caterpillar SARL (CSARL), primarily taxable in Switzerland, contribute the most significant amount of this difference. On January 30, 2015, we received a Revenue Agent's Report (RAR) from the Internal Revenue Service (IRS) indicating the end of the field examination of our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. The IRS has proposed to tax in the United States profits earned from certain parts transactions by CSARL based on the IRS examination team’s application of “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting this adjustment through the IRS appeals process. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. The purchase of parts by CSARL from unrelated parties and the subsequent sale of those parts to unrelated dealers outside the United States have substantial legal, commercial, and economic consequences for the parties involved. We have filed U.S. tax returns on this same basis for years after 2009. We currently believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 113,322 at the end of the first quarter of 2015, compared with 116,579 at the end of the first quarter of 2014, a decrease of 3,257 full-time employees. The flexible workforce increased 772, resulting in a total decrease in the global workforce of 2,485. The decrease was primarily the result of restructuring programs.

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

On January 8, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requests documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company received an additional subpoena relating to this investigation requesting additional documents and information relating to, among other things, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries. The Company is cooperating with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

On September 12, 2014, the SEC notified the Company that it was conducting an informal investigation relating to Caterpillar SARL and related structures. The SEC asked the Company to preserve relevant documents and, on a voluntary basis, the Company made a presentation to the staff of the SEC on these topics and is producing documents responsive to a voluntary request made by the SEC. The Company is cooperating with the SEC regarding this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $131 million for the three months ended March 31, 2015, as compared to $113 million for the three months ended March 31, 2014. The increase in expense is primarily due to higher amortization of net actuarial losses primarily due to lower discount rates at the end of 2014 compared to 2013 and changes made to our U.S. mortality assumption. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. As of March 31, 2015, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $7.69 billion.  The majority of the actuarial losses are due to changes in discount rates, losses from demographic assumptions over the past several years and plan asset losses. In the fourth quarter of 2014, the mortality assumption for our U.S. pension and other postretirement plans was reviewed to consider the use of tables that were released by the Society of Actuaries. As of December 31, 2014, the company adopted the tables with modifications to reflect historical company specific mortality experience and its best estimate of future mortality improvements. The adoption of the tables resulted in an increase in the life expectancy of plan participants and therefore an increase in our Liability for postemployment benefits of approximately $400 million.
Other postretirement benefit expense was $58 million for the three months ended March 31, 2015, as compared to $57 million for the three months ended March 31, 2014. Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $0.81 billion at March 31, 2015. These losses mainly reflect the impact of discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

Actuarial losses will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits from the plan. For plans in which all or almost all of the plan’s participants are inactive, actuarial losses are amortized using the straight-line method over the remaining life expectancy of the inactive participants. At the end of 2014, the average remaining service period of active employees or life expectancy for inactive participants was 9 years for our U.S. pension plans, 12 years for non-U.S. pension plans and 9 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to increase approximately $140 million in 2015 as compared to 2014, primarily due to the decrease in discount rates and changes to our mortality assumption, partially offset by gains from lower than expected health care costs and plan assets gains in 2014. We expect our total pension and other postretirement benefits expense to increase approximately $80 million in 2015 which is primarily due to an increase in amortization of net actuarial losses.

We made $77 million of contributions to our pension plans during the three months ended March 31, 2015. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $279 million of contributions to our pension plans during the three months ended March 31, 2014.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $16.5 billion at March 31, 2015 and $17.3 billion at December 31, 2014.   This represents about a $0.8 billion reduction from the end of the fourth quarter of 2014. The decrease was primarily in Construction Industries and Resource Industries. While the backlog for Energy & Transportation was about flat, an increase in a backlog for locomotives was about offset by a decrease for oil and gas related product. Of the total backlog, approximately $3.3 billion at March 31, 2015 was not expected to be filled in the following twelve months.

NON-GAAP FINANCIAL MEASURES

The following definitions are provided for the non-GAAP financial measures used in this report.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend for these items to be considered in isolation or as a substitute for the related GAAP measures.

We have incurred restructuring costs in the first quarter of 2015 and 2014. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results to be meaningful to our readers. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted is as follows:

	Three Months Ended March 31,
	2015	2014
Profit per share - diluted	$1.81	$1.44
Per share restructuring costs	$0.05	$0.17
Profit per share excluding restructuring costs	$1.86	$1.61

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – Caterpillar defines Machinery, Energy & Transportation as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery, Energy & Transportation information relates to our design, manufacturing, and marketing of our products. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,961	$11,961	$—	$—
Revenues of Financial Products	741	—	813	(72)	[2]
Total sales and revenues	12,702	11,961	813	(72)

Operating costs:
Cost of goods sold	8,843	8,843	—	—
Selling, general and administrative expenses	1,318	1,183	133	2	[3]
Research and development expenses	546	546	—	—
Interest expense of Financial Products	150	—	151	(1)	[4]
Other operating (income) expenses	318	25	299	(6)	[3]
Total operating costs	11,175	10,597	583	(5)

Operating profit	1,527	1,364	230	(67)

Interest expense excluding Financial Products	129	139	—	(10)	[4]
Other income (expense)	157	101	(1)	57	[5]

Consolidated profit before taxes	1,555	1,326	229	—

Provision (benefit) for income taxes	443	375	68	—
Profit of consolidated companies	1,112	951	161	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	159	—	(159)	[6]

Profit of consolidated and affiliated companies	1,114	1,112	161	(159)

Less: Profit (loss) attributable to noncontrolling interests	3	1	2	—

Profit [7]	$1,111	$1,111	$159	$(159)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,563	$6,218	$1,345	$—
Receivables – trade and other	7,586	4,058	313	3,215	[2,3]
Receivables – finance	9,037	—	13,437	(4,400)	[3]
Deferred and refundable income taxes	1,438	1,372	66	—
Prepaid expenses and other current assets	768	361	420	(13)	[4]
Inventories	12,099	12,099	—	—
Total current assets	38,491	24,108	15,581	(1,198)

Property, plant and equipment – net	16,277	12,156	4,121	—
Long-term receivables – trade and other	1,252	133	266	853	[2,3]
Long-term receivables – finance	13,713	—	14,597	(884)	[3]
Investments in unconsolidated affiliated companies	230	230	—	—
Investments in Financial Products subsidiaries	—	4,146	—	(4,146)	[5]
Noncurrent deferred and refundable income taxes	1,342	2,009	90	(757)	[6]
Intangible assets	2,890	2,884	6	—
Goodwill	6,493	6,476	17	—
Other assets	1,802	398	1,404	—
Total assets	$82,490	$52,540	$36,082	$(6,132)

Liabilities
Current liabilities:
Short-term borrowings	$5,267	$8	$6,359	$(1,100)	[7]
Accounts payable	6,328	6,218	195	(85)	[8]
Accrued expenses	3,531	3,252	292	(13)	[9]
Accrued wages, salaries and employee benefits	1,358	1,334	24	—
Customer advances	1,636	1,636	—	—
Other current liabilities	1,741	1,362	386	(7)	[6]
Long-term debt due within one year	6,705	513	6,192	—
Total current liabilities	26,566	14,323	13,448	(1,205)

Long-term debt due after one year	26,803	9,526	17,308	(31)	[7]
Liability for postemployment benefits	8,877	8,877	—	—
Other liabilities	3,206	2,776	1,180	(750)	[6]
Total liabilities	65,452	35,502	31,936	(1,986)
Commitments and contingencies
Stockholders’ equity
Common stock	5,101	5,101	911	(911)	[5]
Treasury stock	(16,036)	(16,036)	—	—
Profit employed in the business	34,998	34,998	3,815	(3,815)	[5]
Accumulated other comprehensive income (loss)	(7,101)	(7,101)	(713)	713	[5]
Noncontrolling interests	76	76	133	(133)	[5]
Total stockholders’ equity	17,038	17,038	4,146	(4,146)
Total liabilities and stockholders’ equity	$82,490	$52,540	$36,082	$(6,132)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,341	$6,317	$1,024	$—
Receivables – trade and other	7,737	4,215	300	3,222	[2,3]
Receivables – finance	9,027	—	13,458	(4,431)	[3]
Deferred and refundable income taxes	1,739	1,644	95	—
Prepaid expenses and other current assets	818	399	432	(13)	[4]
Inventories	12,205	12,205	—	—
Total current assets	38,867	24,780	15,309	(1,222)

Property, plant and equipment – net	16,577	12,392	4,185	—
Long-term receivables – trade and other	1,364	154	268	942	[2,3]
Long-term receivables – finance	14,644	—	15,618	(974)	[3]
Investments in unconsolidated affiliated companies	257	257	—	—
Investments in Financial Products subsidiaries	—	4,488	—	(4,488)	[5]
Noncurrent deferred and refundable income taxes	1,404	1,980	98	(674)	[6]
Intangible assets	3,076	3,069	7	—
Goodwill	6,694	6,677	17	—
Other assets	1,798	391	1,407	—
Total assets	$84,681	$54,188	$36,909	$(6,416)

Liabilities
Current liabilities:
Short-term borrowings	$4,708	$9	$5,807	$(1,108)	[7]
Accounts payable	6,515	6,436	180	(101)	[8]
Accrued expenses	3,548	3,273	288	(13)	[9]
Accrued wages, salaries and employee benefits	2,438	2,396	42	—
Customer advances	1,697	1,697	—	—
Dividends payable	424	424	—	—
Other current liabilities	1,754	1,361	402	(9)	[6]
Long-term debt due within one year	6,793	510	6,283	—
Total current liabilities	27,877	16,106	13,002	(1,231)

Long-term debt due after one year	27,784	9,525	18,291	(32)	[7]
Liability for postemployment benefits	8,963	8,963	—	—
Other liabilities	3,231	2,768	1,128	(665)	[6]
Total liabilities	67,855	37,362	32,421	(1,928)
Commitments and contingencies
Stockholders’ equity
Common stock	5,016	5,016	911	(911)	[5]
Treasury stock	(15,726)	(15,726)	—	—
Profit employed in the business	33,887	33,887	3,756	(3,756)	[5]
Accumulated other comprehensive income (loss)	(6,431)	(6,431)	(311)	311	[5]
Noncontrolling interests	80	80	132	(132)	[5]
Total stockholders’ equity	16,826	16,826	4,488	(4,488)
Total liabilities and stockholders’ equity	$84,681	$54,188	$36,909	$(6,416)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,114	$1,112	$161	$(159)	[2]
Adjustments for non-cash items:
Depreciation and amortization	753	530	223	—
Undistributed profit of Financial Products	—	(59)	—	59	[3]
Other	(51)	(18)	(87)	54	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	6	54	(34)	(14)	[4,5]
Inventories	(89)	(85)	—	(4)	[4]
Accounts payable	228	169	43	16	[4]
Accrued expenses	35	26	9	—
Accrued wages, salaries and employee benefits	(1,027)	(1,009)	(18)	—
Customer advances	25	25	—	—
Other assets – net	288	169	36	83	[4]
Other liabilities – net	(12)	128	(57)	(83)	[4]
Net cash provided by (used for) operating activities	1,270	1,042	276	(48)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(437)	(435)	(2)	—
Expenditures for equipment leased to others	(389)	(42)	(355)	8	[4]
Proceeds from disposals of leased assets and property, plant and equipment	167	6	162	(1)	[4]
Additions to finance receivables	(2,122)	—	(2,901)	779	[5,8]
Collections of finance receivables	2,241	—	2,954	(713)	[5]
Net intercompany purchased receivables	—	—	118	(118)	[5]
Proceeds from sale of finance receivables	43	—	43	—
Net intercompany borrowings	—	(8)	—	8	[6]
Investments and acquisitions (net of cash acquired)	(29)	(29)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	167	174	—	(7)	[8]
Proceeds from sale of securities	83	3	80	—
Investments in securities	(70)	(4)	(66)	—
Other – net	(38)	4	(42)	—
Net cash provided by (used for) investing activities	(384)	(331)	(9)	(44)

Cash flow from financing activities:
Dividends paid	(424)	(424)	(100)	100	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	32	32	—	—
Treasury shares purchased	(400)	(400)	—	—
Excess tax benefit from stock-based compensation	17	17	—	—
Net intercompany borrowings	—	—	8	(8)	[6]
Proceeds from debt issued (original maturities greater than three months)	1,529	2	1,527	—
Payments on debt (original maturities greater than three months)	(2,319)	(6)	(2,313)	—
Short-term borrowings – net (original maturities three months or less)	950	—	950	—
Net cash provided by (used for) financing activities	(622)	(786)	72	92
Effect of exchange rate changes on cash	(42)	(24)	(18)	—
Increase (decrease) in cash and short-term investments	222	(99)	321	—
Cash and short-term investments at beginning of period	7,341	6,317	1,024	—
Cash and short-term investments at end of period	$7,563	$6,218	$1,345	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of businesses and investments.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$925	$922	$172	$(169)	[2]
Adjustments for non-cash items:
Depreciation and amortization	781	556	225	—
Undistributed profit of Financial Products	—	(119)	—	119	[3]
Other	115	108	(41)	48	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(37)	305	11	(353)	[4,5]
Inventories	(270)	(265)	—	(5)	[4]
Accounts payable	403	382	(5)	26	[4]
Accrued expenses	27	66	(39)	—
Accrued wages, salaries and employee benefits	(152)	(141)	(11)	—
Customer advances	145	145	—	—
Other assets – net	26	85	(22)	(37)	[4]
Other liabilities – net	(66)	(166)	63	37	[4]
Net cash provided by (used for) operating activities	1,897	1,878	353	(334)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(454)	(452)	(2)	—
Expenditures for equipment leased to others	(285)	(17)	(291)	23	[4]
Proceeds from disposals of leased assets and property, plant and equipment	184	22	164	(2)	[4]
Additions to finance receivables	(2,634)	—	(3,218)	584	[5]
Collections of finance receivables	2,215	—	2,872	(657)	[5]
Net intercompany purchased receivables	—	—	(339)	339	[5]
Proceeds from sale of finance receivables	20	—	23	(3)	[5]
Net intercompany borrowings	—	—	1	(1)	[6]
Investments and acquisitions (net of cash acquired)	(5)	(5)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	13	13	—	—
Proceeds from sale of securities	115	8	107	—
Investments in securities	(105)	(8)	(97)	—
Other – net	(12)	19	(31)	—
Net cash provided by (used for) investing activities	(948)	(420)	(811)	283

Cash flow from financing activities:
Dividends paid	(383)	(383)	(50)	50	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Contribution from noncontrolling interests	2	2	—	—
Common stock issued, including treasury shares reissued	92	92	—	—
Treasury shares purchased	(1,738)	(1,738)	—	—
Excess tax benefit from stock-based compensation	69	69	—	—
Net intercompany borrowings	—	(1)	—	1	[6]
Proceeds from debt issued (original maturities greater than three months)	2,152	6	2,146	—
Payments on debt (original maturities greater than three months)	(2,782)	(9)	(2,773)	—
Short-term borrowings – net (original maturities three months or less)	944	2	942	—
Net cash provided by (used for) financing activities	(1,651)	(1,967)	265	51
Effect of exchange rate changes on cash	(34)	(31)	(3)	—
Increase (decrease) in cash and short-term investments	(736)	(540)	(196)	—
Cash and short-term investments at beginning of period	6,081	4,597	1,484	—
Cash and short-term investments at end of period	$5,345	$4,057	$1,288	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity price changes, component price increases, fluctuations in demand for our products or significant shortages of component products; (iv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (v) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (vi) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (vii) our Financial Products segment’s risks associated with the financial services industry; (viii) changes in interest rates or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (x) new regulations or changes in financial services regulations; (xi) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xii) international trade policies and their impact on demand for our products and our competitive position; (xiii) our ability to develop, produce and market quality products that meet our customers’ needs; (xiv) the impact of the highly competitive environment in which we operate on our sales and pricing; (xv) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (xvi) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (xvii) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xviii) compliance with environmental laws and regulations; (xix) alleged or actual violations of trade or anti-corruption laws and regulations; (xx) additional tax expense or exposure; (xxi) currency fluctuations; (xxii) our or Cat Financial’s compliance with financial covenants; (xxiii) increased pension plan funding obligations; (xxiv) union disputes or other employee relations issues; (xxv) significant legal proceedings, claims, lawsuits or government investigations; (xxvi) changes in accounting standards; (xxvii) failure or breach of IT security; (xxviii) adverse effects of unexpected events including natural disasters; and (xxix) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 17, 2015 for the year ended December 31, 2014.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based on that evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

During the first quarter of 2015, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions) [1]
January 1-31, 2015	—	$—	—	$7.500
February 1-28, 2015	4,779,963	$83.68	4,779,963	$7.100
March 1-31, 2015	—	$—	—	$7.100
Total	4,779,963	$83.68	4,779,963

[1]
In January 2014, the Board of Directors authorized the repurchase of $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). As of March 31, 2015, $7.1 billion remained available under the 2014 Authorization.

Share repurchases in the table above are reported based on the trade dates.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2015	10,365	$87.76	N/A	N/A
February 1-28, 2015	776	$85.20	N/A	N/A
March 1-31, 2015	364,205	$80.82	N/A	N/A
Total	375,346	$81.02
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of March 31, 2015, those plans had approximately 13,700 active participants in the aggregate.  During the first quarter of 2015, approximately 309,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits

10.1	Solar Turbines Incorporated Pension Plan For European Foreign Service Employees as amended and restated effective January 1, 2015.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2015).

21	Subsidiaries and Affiliates of the Registrant as amended and restated.

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

May 1, 2015	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

May 1, 2015	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

May 1, 2015	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

May 1, 2015	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Solar Turbines Incorporated Pension Plan For European Foreign Service Employees as amended and restated effective January 1, 2015.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2015).

21	Subsidiaries and Affiliates of the Registrant as amended and restated.

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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