Form 10-Q
period 2015-06-30
CATERPILLAR INC
filed 2015-07-31
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2015, 602,632,543 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2015	2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,583	$13,391
Revenues of Financial Products	734	759
Total sales and revenues	12,317	14,150

Operating costs:
Cost of goods sold	8,762	10,197
Selling, general and administrative expenses	1,389	1,437
Research and development expenses	532	516
Interest expense of Financial Products	148	153
Other operating (income) expenses	356	372
Total operating costs	11,187	12,675

Operating profit	1,130	1,475

Interest expense excluding Financial Products	125	120
Other income (expense)	(13)	65

Consolidated profit before taxes	992	1,420

Provision (benefit) for income taxes	283	419
Profit of consolidated companies	709	1,001

Equity in profit (loss) of unconsolidated affiliated companies	2	1

Profit of consolidated and affiliated companies	711	1,002

Less: Profit (loss) attributable to noncontrolling interests	1	3

Profit [1]	$710	$999

Profit per common share	$1.18	$1.60

Profit per common share – diluted [2]	$1.16	$1.57

Weighted-average common shares outstanding (millions)
– Basic	603.2	626.3
– Diluted [2]	610.7	638.3

Cash dividends declared per common share	$1.47	$1.30

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2015	2014

Profit of consolidated and affiliated companies	$711	$1,002
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2015 - $30; 2014 - $(8)	216	28

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2015 - $(12); 2014 - $(5)	19	10
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2015 - $(56); 2014 - $(44)	109	86
Current year prior service credit (cost), net of tax (provision)/benefit of: 2015 - $0; 2014 - $0	—	1
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2015 - $5; 2014 - $4	(9)	(6)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $(7); 2014 - $6	11	(11)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $(15); 2014 - $3	25	(5)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $4; 2014 - $(8)	(6)	15
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $0; 2014 - $0	(1)	—

Total other comprehensive income (loss), net of tax	364	118
Comprehensive income	1,075	1,120
Less: comprehensive income attributable to the noncontrolling interests	7	(3)
Comprehensive income attributable to stockholders	$1,082	$1,117

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2015	2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$23,544	$25,884
Revenues of Financial Products	1,475	1,507
Total sales and revenues	25,019	27,391

Operating costs:
Cost of goods sold	17,605	19,634
Selling, general and administrative expenses	2,707	2,729
Research and development expenses	1,078	1,024
Interest expense of Financial Products	298	313
Other operating (income) expenses	674	818
Total operating costs	22,362	24,518

Operating profit	2,657	2,873

Interest expense excluding Financial Products	254	230
Other income (expense)	144	119

Consolidated profit before taxes	2,547	2,762

Provision (benefit) for income taxes	726	837
Profit of consolidated companies	1,821	1,925

Equity in profit (loss) of unconsolidated affiliated companies	4	2

Profit of consolidated and affiliated companies	1,825	1,927

Less: Profit (loss) attributable to noncontrolling interests	4	6

Profit [1]	$1,821	$1,921

Profit per common share	$3.01	$3.06

Profit per common share – diluted [2]	$2.98	$3.00

Weighted-average common shares outstanding (millions)
– Basic	604.1	626.8
– Diluted [2]	611.8	639.3

Cash dividends declared per common share	$1.47	$1.30

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2015	2014

Profit of consolidated and affiliated companies	$1,825	$1,927
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2015 - $(55); 2014 - $(8)	(575)	67

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2015 - $(14); 2014 - $(5)	24	10
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2015 - $(112); 2014 - $(88)	218	172
Current year prior service credit (cost), net of tax (provision)/benefit of: 2015 - $0; 2014 - $0	—	1
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2015 - $9; 2014 - $7	(18)	(12)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $2; 2014 - $16	(3)	(27)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $(29); 2014 - $6	49	(10)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $0; 2014 - $(11)	2	23
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $1; 2014 - $4	(3)	(10)

Total other comprehensive income (loss), net of tax	(306)	214
Comprehensive income	1,519	2,141
Less: comprehensive income attributable to the noncontrolling interests	4	(5)
Comprehensive income attributable to stockholders	$1,523	$2,136

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and short-term investments	$7,821	$7,341
Receivables – trade and other	7,212	7,737
Receivables – finance	9,213	9,027
Deferred and refundable income taxes	1,441	1,739
Prepaid expenses and other current assets	859	818
Inventories	11,681	12,205
Total current assets	38,227	38,867

Property, plant and equipment – net	16,136	16,577
Long-term receivables – trade and other	1,290	1,364
Long-term receivables – finance	13,698	14,644
Investments in unconsolidated affiliated companies	229	257
Noncurrent deferred and refundable income taxes	1,473	1,404
Intangible assets	2,863	3,076
Goodwill	6,550	6,694
Other assets	1,776	1,798
Total assets	$82,242	$84,681

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$14	$9
Financial Products	6,226	4,699
Accounts payable	5,862	6,515
Accrued expenses	3,311	3,548
Accrued wages, salaries and employee benefits	1,597	2,438
Customer advances	1,754	1,697
Dividends payable	463	424
Other current liabilities	1,744	1,754
Long-term debt due within one year:
Machinery, Energy & Transportation	12	510
Financial Products	4,623	6,283
Total current liabilities	25,606	27,877

Long-term debt due after one year:
Machinery, Energy & Transportation	9,497	9,493
Financial Products	17,948	18,291
Liability for postemployment benefits	8,759	8,963
Other liabilities	3,271	3,231
Total liabilities	65,081	67,855
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/15 and 12/31/14 – 814,894,624) at paid-in amount	5,142	5,016
Treasury stock (6/30/15 – 212,262,081 shares; 12/31/14 – 208,728,065 shares) at cost	(16,144)	(15,726)
Profit employed in the business	34,823	33,887
Accumulated other comprehensive income (loss)	(6,729)	(6,431)
Noncontrolling interests	69	80
Total stockholders’ equity	17,161	16,826
Total liabilities and stockholders’ equity	$82,242	$84,681

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2014
Balance at December 31, 2013	$4,709	$(11,854)	$31,854	$(3,898)	$67	$20,878
Profit of consolidated and affiliated companies	—	—	1,921	—	6	1,927
Foreign currency translation, net of tax	—	—	—	68	(1)	67
Pension and other postretirement benefits, net of tax	—	—	—	171	—	171
Derivative financial instruments, net of tax	—	—	—	(37)	—	(37)
Available-for-sale securities, net of tax	—	—	—	13	—	13
Change in ownership from noncontrolling interests	—	—	—	—	2	2
Dividends declared	—	—	(814)	—	—	(814)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 8,134,995	(86)	280	—	—	—	194
Stock-based compensation expense	137	—	—	—	—	137
Net excess tax benefits from stock-based compensation	130	—	—	—	—	130
Common shares repurchased: 18,110,735 [1]	—	(1,738)	—	—	—	(1,738)
Balance at June 30, 2014	$4,890	$(13,312)	$32,961	$(3,683)	$67	$20,923

Six Months Ended June 30, 2015
Balance at December 31, 2014	$5,016	$(15,726)	$33,887	$(6,431)	$80	$16,826
Profit of consolidated and affiliated companies	—	—	1,821	—	4	1,825
Foreign currency translation, net of tax	—	—	—	(567)	(8)	(575)
Pension and other postretirement benefits, net of tax	—	—	—	224	—	224
Derivative financial instruments, net of tax	—	—	—	46	—	46
Available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Dividends declared	—	—	(885)	—	—	(885)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,674,058	(74)	107	—	—	—	33
Stock-based compensation expense	193	—	—	—	—	193
Net excess tax benefits from stock-based compensation	7	—	—	—	—	7
Common shares repurchased: 6,208,074 [1]	—	(525)	—	—	—	(525)
Balance at June 30, 2015	$5,142	$(16,144)	$34,823	$(6,729)	$69	$17,161

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,825	$1,927
Adjustments for non-cash items:
Depreciation and amortization	1,514	1,570
Other	120	240
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	383	251
Inventories	332	(439)
Accounts payable	(326)	438
Accrued expenses	(71)	7
Accrued wages, salaries and employee benefits	(801)	283
Customer advances	98	(14)
Other assets – net	85	(105)
Other liabilities – net	199	(24)
Net cash provided by (used for) operating activities	3,358	4,134

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(656)	(710)
Expenditures for equipment leased to others	(815)	(825)
Proceeds from disposals of leased assets and property, plant and equipment	367	442
Additions to finance receivables	(4,577)	(5,760)
Collections of finance receivables	4,477	4,719
Proceeds from sale of finance receivables	74	104
Investments and acquisitions (net of cash acquired)	(63)	(15)
Proceeds from sale of businesses and investments (net of cash sold)	168	139
Proceeds from sale of securities	128	222
Investments in securities	(119)	(673)
Other – net	(75)	(25)
Net cash provided by (used for) investing activities	(1,091)	(2,382)

Cash flow from financing activities:
Dividends paid	(846)	(757)
Distribution to noncontrolling interests	(7)	(7)
Contribution from noncontrolling interests	—	2
Common stock issued, including treasury shares reissued	33	194
Treasury shares purchased	(525)	(1,738)
Excess tax benefit from stock-based compensation	18	131
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	3	1,990
Financial Products	3,688	4,961
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(509)	(770)
Financial Products	(5,580)	(5,574)
Short-term borrowings – net (original maturities three months or less)	1,972	1,749
Net cash provided by (used for) financing activities	(1,753)	181
Effect of exchange rate changes on cash	(34)	(87)
Increase (decrease) in cash and short-term investments	480	1,846
Cash and short-term investments at beginning of period	7,341	6,081
Cash and short-term investments at end of period	$7,821	$7,927

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

B.  Basis of presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2015 and 2014, (b) the consolidated comprehensive income for the three and six month periods ended June 30, 2015 and 2014, (c) the consolidated financial position at June 30, 2015 and December 31, 2014, (d) the consolidated changes in stockholders’ equity for the six month periods ended June 30, 2015 and 2014 and (e) the consolidated cash flow for the six month periods ended June 30, 2015 and 2014.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

As previously disclosed, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, we concluded that certain non-cash transactions should be excluded from both changes in Receivables-trade and other and Accounts payable when preparing our Consolidated Statement of Cash Flow. Accordingly, we prepared our Consolidated Statement of Cash Flow for the six and nine months ended June 30, 2014 and September 30, 2014 on that basis. We subsequently concluded that our prior policy of including those transactions in the changes in Receivables-trade and other and Accounts payable is acceptable. Accordingly, we prepared our Consolidated Statement of Cash Flow for the year ended December 31, 2014 using our prior policy. We have revised our Consolidated Statement of Cash Flow to increase Receivables-trade and other and decrease Accounts payable by $113 million for the six months ended June 30, 2014. We will revise our Consolidated Statement of Cash Flow for the nine months ended September 30, 2014 the next time it is filed to increase Receivables-trade and other and decrease Accounts payable by $149 million. The revisions do not impact net cash provided by operating activities.

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

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity.

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	June 30, 2015	December 31, 2014
Receivables - trade and other	$53	$36
Receivables - finance	504	216
Long-term receivables - finance	57	285
Investments in unconsolidated affiliated companies	32	83
Guarantees	83	129
Total	$729	$749

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

Revenue recognition – In May 2014, the FASB issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We are in the process of evaluating the application and implementation of the new guidance.

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

Fair value disclosures for investments in certain entities that calculate net asset value per share – In May 2015, the FASB issued accounting guidance which removes the requirement to categorize within the fair value hierarchy investments measured at net asset value (or its equivalent). The new guidance requires that the amount of these investments continue to be disclosed to reconcile the fair value hierarchy disclosure to the balance sheet. The guidance is effective January 1, 2016 and will be applied retrospectively with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Simplifying the measurement of inventory – In July 2015, the FASB issued accounting guidance which requires that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO)

method and the retail inventory method are not impacted by the new guidance. The guidance is effective January 1, 2017. We do not expect the adoption to have a material impact on our financial statements.

3.                                     Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  Stock-based compensation awards granted prior to 2015 will vest three years after the date of grant (cliff vesting). The awards granted in 2015 will vest according to a three-year graded vesting schedule. One-third of the award will become vested on the first anniversary of the grant date, one-third of the award will become vested on the second anniversary of the grant date and one-third of the award will become vested on the third anniversary of the grant date. Stock-based compensation expense will be recognized on a straight-line basis over the requisite service period for awards with terms that specify cliff or graded vesting and contain only service conditions.

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

We recognized pretax stock-based compensation expense in the amount of $58 million and $193 million for the three and six months ended June 30, 2015, respectively; and $84 million and $137 million for the three and six months ended June 30, 2014, respectively. The change in stock-based compensation expense was primarily due to the change in award terms for participants that met the criteria for a "Long Service Separation", as the removal of the six-month requisite service period results in higher expense in the first quarter (period of grant) and lower expense over the following two quarters.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six month periods ended June 30, 2015 and 2014, respectively:

	2015			2014
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	7,939,497	$23.61	$83.34	4,448,218	$29.52	$96.31
RSUs	1,822,729	$77.54	$83.01	1,429,512	$89.18	$96.31

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2015 and 2014, respectively:

	Grant Year
	2015	2014
Weighted-average dividend yield	2.27%	2.15%
Weighted-average volatility	28.4%	28.2%
Range of volatilities	19.9-35.9%	18.4-36.2%
Range of risk-free interest rates	0.22-2.08%	0.12-2.60%
Weighted-average expected lives	8 years	8 years

As of June 30, 2015, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $310 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI), to the extent effective, on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flow from undesignated derivative financial instruments are included in the investing category on the Consolidated Statement of Cash Flow.

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

As of June 30, 2015, $28 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of June 30, 2015, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of June 30, 2015, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2015	December 31, 2014
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$15	$25
Machinery, Energy & Transportation	Accrued expenses	(59)	(134)
Interest rate contracts
Financial Products	Receivables – trade and other	2	6
Financial Products	Long-term receivables – trade and other	62	73
Financial Products	Accrued expenses	(5)	(8)
		$15	$(38)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$5	$2
Machinery, Energy & Transportation	Accrued expenses	(23)	(43)
Financial Products	Receivables – trade and other	5	5
Financial Products	Long-term receivables – trade and other	26	17
Financial Products	Accrued expenses	(6)	(15)
Commodity contracts
Machinery, Energy & Transportation	Accrued expenses	(11)	(14)
		$(4)	$(48)

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	June 30, 2015	December 31, 2014

Machinery, Energy & Transportation	$2,063	$3,128
Financial Products	$4,098	$5,249

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(13)	$12	$(6)	$8
		$(13)	$12	$(6)	$8

		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(14)	$13	$(19)	$23
		$(14)	$13	$(19)	$23

Cash Flow Hedges
	Three Months Ended June 30, 2015
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$18	Other income (expense)	$(37)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	—	Interest expense of Financial Products	(2)	—
	$18		$(40)	$—

	Three Months Ended June 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$12	Other income (expense)	$10	$—
Interest rate contracts
Machinery, Energy & Transportation	(26)	Interest expense excluding Financial Products	(1)	—
Financial Products	(3)	Interest expense of Financial Products	(1)	—
	$(17)		$8	$—

	Six Months Ended June 30, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(7)	Other income (expense)	$(72)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	2	Interest expense of Financial Products	(3)	—
	$(5)		$(78)	$—

	Six Months Ended June 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$25	Other income (expense)	$20	$—
Interest rate contracts
Machinery, Energy & Transportation	(63)	Interest expense excluding Financial Products	(2)	—
Financial Products	(5)	Interest expense of Financial Products	(2)	—
	$(43)		$16	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$26	$(2)
Financial Products	Other income (expense)	4	(12)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(1)	4
		$29	$(10)

	Classification of Gains (Losses)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(29)	$9
Financial Products	Other income (expense)	(24)	(17)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(7)	3
		$(60)	$(5)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$20	$—	$20	$(20)	$—	$—
Financial Products	95	—	95	(7)	—	88
Total	$115	$—	$115	$(27)	$—	$88

June 30, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(93)	$—	$(93)	$20	$—	$(73)
Financial Products	(11)	—	(11)	7	—	(4)
Total	$(104)	$—	$(104)	$27	$—	$(77)

December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$27	$—	$27	$(27)	$—	$—
Financial Products	101	—	101	(8)	—	93
Total	$128	$—	$128	$(35)	$—	$93

December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(191)	$—	$(191)	$27	$—	$(164)
Financial Products	(23)	—	(23)	8	—	(15)
Total	$(214)	$—	$(214)	$35	$—	$(179)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2015	December 31, 2014
Raw materials	$2,932	$2,986
Work-in-process	2,099	2,455
Finished goods	6,397	6,504
Supplies	253	260
Total inventories	$11,681	$12,205

6.                                     Investments in unconsolidated affiliated companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$190	$410	$353	$800
Cost of sales	146	316	271	617
Gross profit	$44	$94	$82	$183

Profit (loss)	$4	$4	$8	$(10)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	June 30, 2015	December 31, 2014
Assets:
Current assets	$507	$716
Property, plant and equipment – net	187	653
Other assets	190	557
	884	1,926
Liabilities:
Current liabilities	287	518
Long-term debt due after one year	181	867
Other liabilities	13	215
	481	1,600
Equity	$403	$326

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	June 30, 2015	December 31, 2014
Investments in equity method companies	$193	$248
Plus: Investments in cost method companies	36	9
Total investments in unconsolidated affiliated companies	$229	$257

The changes in the 2015 results of operations, financial position and investments in equity method companies noted above are primarily related to the sale of Caterpillar's 35 percent equity interest in a third party logistics business, formerly Caterpillar Logistics Services LLC, which occurred in February, 2015 (see Note 18).

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2015
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,432	$(736)	$1,696
Intellectual property	11	1,681	(619)	1,062
Other	11	248	(143)	105
Total finite-lived intangible assets	13	$4,361	$(1,498)	$2,863

		December 31, 2014
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(669)	$1,820
Intellectual property	11	1,724	(578)	1,146
Other	11	239	(129)	110
Total finite-lived intangible assets	14	$4,452	$(1,376)	$3,076

Amortization expense for the three and six months ended June 30, 2015 was $87 million and $174 million, respectively. Amortization expense for the three and six months ended June 30, 2014 was $93 million and $185 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2015	2016	2017	2018	2019	Thereafter
$338	$318	$318	$311	$310	$1,442

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill was impaired during the three and six months ended June 30, 2015 or 2014.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2015 were as follows:

(Millions of dollars)	December 31, 2014	Other Adjustments [1]	June 30, 2015
Construction Industries
Goodwill	$275	$(11)	$264
Resource Industries
Goodwill	4,287	(94)	4,193
Impairments	(580)	—	(580)
Net goodwill	3,707	(94)	3,613
Energy & Transportation
Goodwill	2,542	(36)	2,506
All Other [2]
Goodwill	192	(3)	189
Impairments	(22)	—	(22)
Net goodwill	170	(3)	167
Consolidated total
Goodwill	7,296	(144)	7,152
Impairments	(602)	—	(602)
Net goodwill	$6,694	$(144)	$6,550

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

	June 30, 2015			December 31, 2014
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	89	1	90	94	—	94

Corporate bonds
Corporate bonds	669	15	684	677	16	693
Asset-backed securities	98	1	99	103	2	105

Mortgage-backed debt securities
U.S. governmental agency	267	2	269	292	2	294
Residential	14	—	14	15	—	15
Commercial	57	4	61	63	4	67

Equity securities
Large capitalization value	178	84	262	150	83	233
Smaller company growth	28	24	52	17	26	43
Total	$1,410	$131	$1,541	$1,421	$133	$1,554

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$146	$1	$21	$—	$167	$1
Mortgage-backed debt securities
U.S. governmental agency	29	—	96	2	125	2
Equity securities
Large capitalization value	38	4	1	—	39	4
Small company growth	7	1	—	—	7	1
Total	$220	$6	$118	$2	$338	$8

	December 31, 2014
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$195	$1	$32	$—	$227	$1
Mortgage-backed debt securities
U.S. governmental agency	34	—	140	3	174	3
Equity securities
Large capitalization value	15	2	1	—	16	2
Total	$244	$3	$173	$3	$417	$6
 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

Equity Securities.  Insurance Services maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks. The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2015
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$77	$77
Due after one year through five years	725	740
Due after five years through ten years	34	36
Due after ten years	30	30
U.S. governmental agency mortgage-backed securities	267	269
Residential mortgage-backed securities	14	14
Commercial mortgage-backed securities	57	61
Total debt securities – available-for-sale	$1,204	$1,227

Sales of Securities:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2015	2014	2015	2014
Proceeds from the sale of available-for-sale securities	$45	$107	$128	$222
Gross gains from the sale of available-for-sale securities	$1	$—	$6	$14
Gross losses from the sale of available-for-sale securities	$—	$—	$1	$—

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
For the three months ended:
Components of net periodic benefit cost:
Service cost	$45	$40	$28	$27	$25	$23
Interest cost	152	162	39	46	46	53
Expected return on plan assets [1]	(219)	(222)	(66)	(64)	(13)	(13)
Amortization of:
Prior service cost (credit) [2]	—	4	—	—	(14)	(14)
Net actuarial loss (gain) [3]	127	98	25	21	13	11
Net periodic benefit cost	105	82	26	30	57	60
Curtailments, settlements and termination benefits [4]	—	—	2	7	—	—
Total cost included in operating profit	$105	$82	$28	$37	$57	$60

For the six months ended:
Components of net periodic benefit cost:
Service cost	$91	$79	$57	$55	$50	$43
Interest cost	303	324	78	92	92	106
Expected return on plan assets [1]	(439)	(443)	(133)	(129)	(26)	(26)
Amortization of:
Prior service cost (credit) [2]	—	8	—	—	(27)	(27)
Net actuarial loss (gain) [3]	254	196	50	43	26	21
Net periodic benefit cost	209	164	52	61	115	117
Curtailments, settlements and termination benefits [4]	—	—	3	7	—	—
Total cost included in operating profit	$209	$164	$55	$68	$115	$117

Weighted-average assumptions used to determine net cost:
Discount rate	3.8%	4.6%	3.3%	4.1%	3.9%	4.6%
Expected rate of return on plan assets	7.4%	7.8%	6.8%	6.9%	7.8%	7.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.2%	4.0%	4.0%

[1]	Expected return on plan assets developed using calculated market-related value of plan assets which recognizes differences in expected and actual returns over a three-year period.

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

We made $36 million and $113 million of contributions to our pension plans during the three and six months ended June 30, 2015, respectively. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $108 million and $387 million of contributions to our pension plans during the three and six months ended June 30, 2014, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2015	2014	2015	2014
U.S. Plans	$74	$89	$157	$170
Non-U.S. Plans	21	21	39	41
	$95	$110	$196	$211

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2015 and December 31, 2014, the related liability was $13 million and $12 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2015	December 31, 2014
Caterpillar dealer guarantees	$197	$209
Customer guarantees	63	49
Customer guarantees – supplier consortium	296	321
Third party logistics business guarantees	118	129
Other guarantees	28	32
Total guarantees	$702	$740

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2015 and December 31, 2014, the SPC’s assets of $1,187 million and $1,086 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,186 million and $1,085 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2015
Warranty liability, January 1	$1,426
Reduction in liability (payments)	(443)
Increase in liability (new warranties)	418
Warranty liability, June 30	$1,401

(Millions of dollars)	2014
Warranty liability, January 1	$1,367
Reduction in liability (payments)	(1,071)
Increase in liability (new warranties)	1,130	[1]
Warranty liability, December 31	$1,426

1 The increase in liability includes approximately $170 million for changes in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

11.                               Profit per share

Computations of profit per share:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)	2015	2014	2015	2014
Profit for the period (A) [1]	$710	$999	$1,821	$1,921
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	603.2	626.3	604.1	626.8
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	7.5	12.0	7.7	12.5
Average common shares outstanding for fully diluted computation (C) [2]	610.7	638.3	611.8	639.3
Profit per share of common stock:
Assuming no dilution (A/B)	$1.18	$1.60	$3.01	$3.06
Assuming full dilution (A/C) [2]	$1.16	$1.57	$2.98	$3.00
Shares outstanding as of June 30 (in millions)			602.6	627.8

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 22,329,106 common shares were outstanding for the three and six months ended June 30, 2015, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2014, there were outstanding SARs and stock options to purchase 7,513,187 and 10,343,160 common shares which were anti-dilutive.

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

In January 2014, the Board approved a new authorization to repurchase up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. For the three months ended June 30, 2015, a total of 1.4 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $125 million. For the six months ended June 30, 2015, a total of 6.2 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $525 million. Through the end of the second quarter of 2015, approximately $3.0 billion of the $10.0 billion authorization was spent.

In July 2015, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2015 ASR Agreement). Pursuant to the terms of the July 2015 ASR Agreement, we have agreed to repurchase a total of $1.5 billion of our common stock from Citibank, N.A., with an immediate delivery of approximately 18 million shares. The final number of shares to be repurchased and the aggregate cost per share to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in September 2015.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2015
Balance at March 31, 2015	$(1,779)	$(5,302)	$(109)	$89	$(7,101)
Other comprehensive income (loss) before reclassifications	224	19	11	(6)	248
Amounts reclassified from accumulated other comprehensive (income) loss	—	100	25	(1)	124
Other comprehensive income (loss)	224	119	36	(7)	372
Balance at June 30, 2015	$(1,555)	$(5,183)	$(73)	$82	$(6,729)

Three Months Ended June 30, 2014
Balance at March 31, 2014	$216	$(4,072)	$(26)	$81	$(3,801)
Other comprehensive income (loss) before reclassifications	28	11	(11)	15	43
Amounts reclassified from accumulated other comprehensive (income) loss	—	80	(5)	—	75
Other comprehensive income (loss)	28	91	(16)	15	118
Balance at June 30, 2014	$244	$(3,981)	$(42)	$96	$(3,683)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(988)	$(5,407)	$(119)	$83	$(6,431)
Other comprehensive income (loss) before reclassifications	(567)	24	(3)	2	(544)
Amounts reclassified from accumulated other comprehensive (income) loss	—	200	49	(3)	246
Other comprehensive income (loss)	(567)	224	46	(1)	(298)
Balance at June 30, 2015	$(1,555)	$(5,183)	$(73)	$82	$(6,729)

Six Months Ended June 30, 2014
Balance at December 31, 2013	$176	$(4,152)	$(5)	$83	$(3,898)
Other comprehensive income (loss) before reclassifications	68	11	(27)	23	75
Amounts reclassified from accumulated other comprehensive (income) loss	—	160	(10)	(10)	140
Other comprehensive income (loss)	68	171	(37)	13	215
Balance at June 30, 2014	$244	$(3,981)	$(42)	$96	$(3,683)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended June 30,
(Millions of dollars)	Classification of income (expense)	2015	2014

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(165)	$(130)
Amortization of prior service credit (cost)	Note 9 [1]	14	10
Reclassifications before tax		(151)	(120)
Tax (provision) benefit		51	40
Reclassifications net of tax		$(100)	$(80)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(37)	$10
Interest rate contracts	Interest expense excluding Financial Products	(1)	(1)
Interest rate contracts	Interest expense of Financial Products	(2)	(1)
Reclassifications before tax		(40)	8
Tax (provision) benefit		15	(3)
Reclassifications net of tax		$(25)	$5

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$1	$—
Tax (provision) benefit		—	—
Reclassifications net of tax		$1	$—

Total reclassifications from Accumulated other comprehensive income (loss)		$(124)	$(75)

1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Six Months Ended June 30,
(Millions of dollars)	Classification of income (expense)	2015	2014

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(330)	$(260)
Amortization of prior service credit (cost)	Note 9 [1]	27	19
Reclassifications before tax		(303)	(241)
Tax (provision) benefit		103	81
Reclassifications net of tax		$(200)	$(160)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(72)	$20
Interest rate contracts	Interest expense excluding Financial Products	(3)	(2)
Interest rate contracts	Interest expense of Financial Products	(3)	(2)
Reclassifications before tax		(78)	16
Tax (provision) benefit		29	(6)
Reclassifications net of tax		$(49)	$10

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$4	$14
Tax (provision) benefit		(1)	(4)
Reclassifications net of tax		$3	$10

Total reclassifications from Accumulated other comprehensive income (loss)		$(246)	$(140)

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the investigation, remediation, and operating and maintenance costs are accrued against our earnings.  Costs are accrued based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others.  We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in Accrued expenses in the Consolidated Statement of Financial Position. We believe there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

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

In addition, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material.  In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, we believe there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

14.                              Income taxes

The provision for income taxes for the first six months of 2015 reflects an estimated annual effective tax rate of 28.5 percent compared with 29.5 percent for the first six months of 2014, excluding the items discussed below. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015. The impact of the U.S. research and development tax credit is not included in either the first six months of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

The provision for income taxes in the first six months of 2014 also included a net charge of $22 million consisting of a $55 million charge to correct for an error which resulted in an understatement of tax liabilities for prior years offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994.

On January 30, 2015, we received a Revenue Agent's Report (RAR) from the IRS indicating the end of the field examination of our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. The RAR proposed tax increases and penalties for these years of approximately $1 billion primarily related to two significant areas that we are vigorously contesting through the IRS Appeals process. In the first area, the IRS has proposed to tax in the United States profits earned from certain parts transactions by one of our non-U.S. subsidiaries, Caterpillar SARL (CSARL), based on the IRS examination team's application of the "substance-over-form" or "assignment-of-income" judicial doctrines. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. tax returns on this same basis for years after 2009. In the second area, the IRS disallowed approximately $125 million of foreign tax credits that arose as a result of certain financings unrelated to CSARL. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits for these matters within the next 12 months as a result of progress of the audit. However, we are monitoring several court cases that could increase unrecognized tax benefits relating to foreign tax credits that arose as a result of certain financings unrelated to CSARL. We currently believe the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•
Machinery, Energy & Transportation segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances.  Liabilities other than accounts payable and customer advances are generally managed at the corporate level and are not included in segment operations.  Financial Products Segment assets generally include all categories of assets.

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

Reportable Segments
Three Months Ended June 30,
(Millions of dollars)
	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$4,441	$45	$4,486	$122	$587	$5,924	$49
Resource Industries	1,991	82	2,073	163	—	9,013	38
Energy & Transportation	4,544	487	5,031	160	906	8,557	218
Machinery, Energy & Transportation	$10,976	$614	$11,590	$445	$1,493	$23,494	$305
Financial Products Segment	785	—	785	213	184	36,353	342
Total	$11,761	$614	$12,375	$658	$1,677	$59,847	$647

	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,407	$56	$5,463	$131	$674	$6,596	$79
Resource Industries	2,241	111	2,352	171	114	9,497	76
Energy & Transportation	5,175	586	5,761	160	1,028	8,470	95
Machinery, Energy & Transportation	$12,823	$753	$13,576	$462	$1,816	$24,563	$250
Financial Products Segment	834	—	834	217	244	37,011	510
Total	$13,657	$753	$14,410	$679	$2,060	$61,574	$760

Reportable Segments
Six Months Ended June 30,
(Millions of dollars)
	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$9,136	$96	$9,232	$241	$1,327	$5,924	$85
Resource Industries	3,919	175	4,094	324	85	9,013	68
Energy & Transportation	9,306	1,001	10,307	316	1,892	8,557	367
Machinery, Energy & Transportation	$22,361	$1,272	$23,633	$881	$3,304	$23,494	$520
Financial Products Segment	1,580	—	1,580	428	411	36,353	636
Total	$23,941	$1,272	$25,213	$1,309	$3,715	$59,847	$1,156

	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$10,471	$131	$10,602	$265	$1,362	$6,596	$143
Resource Industries	4,364	213	4,577	342	257	9,497	100
Energy & Transportation	9,951	1,136	11,087	318	1,861	8,470	171
Machinery, Energy & Transportation	$24,786	$1,480	$26,266	$925	$3,480	$24,563	$414
Financial Products Segment	1,651	—	1,651	436	484	37,011	779
Total	$26,437	$1,480	$27,917	$1,361	$3,964	$61,574	$1,193

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2015
Total external sales and revenues from reportable segments	$10,976	$785	$—		$11,761
All Other operating segments	637	—	—		637
Other	(30)	20	(71)	[1]	(81)
Total sales and revenues	$11,583	$805	$(71)		$12,317

Three Months Ended June 30, 2014
Total external sales and revenues from reportable segments	$12,823	$834	$—		$13,657
All Other operating segments	583	—	—		583
Other	(15)	17	(92)	[1]	(90)
Total sales and revenues	$13,391	$851	$(92)		$14,150
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2015
Total external sales and revenues from reportable segments	$22,361	$1,580	$—		$23,941
All Other operating segments	1,223	—	—		1,223
Other	(40)	38	(143)	[1]	(145)
Total sales and revenues	$23,544	$1,618	$(143)		$25,019

Six Months Ended June 30, 2014
Total external sales and revenues from reportable segments	$24,786	$1,651	$—		$26,437
All Other operating segments	1,137	—	—		1,137
Other	(39)	31	(175)	[1]	(183)
Total sales and revenues	$25,884	$1,682	$(175)		$27,391
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2015
Total profit from reportable segments	$1,493	$184	$1,677
All Other operating segments	217	—	217
Cost centers	20	—	20
Corporate costs	(432)	—	(432)
Timing	(41)	—	(41)
Restructuring costs	(89)	—	(89)
Methodology differences:
Inventory/cost of sales	27	—	27
Postretirement benefit expense	(119)	—	(119)
Financing costs	(130)	—	(130)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	(73)	—	(73)
Other income/expense methodology differences	(56)	—	(56)
Other methodology differences	(8)	1	(7)
Total consolidated profit before taxes	$807	$185	$992

Three Months Ended June 30, 2014
Total profit from reportable segments	$1,816	$244	$2,060
All Other operating segments	223	—	223
Cost centers	22	—	22
Corporate costs	(427)	—	(427)
Timing	(39)	—	(39)
Restructuring costs	(114)	—	(114)
Methodology differences:
Inventory/cost of sales	9	—	9
Postretirement benefit expense	(118)	—	(118)
Financing costs	(123)	—	(123)
Equity in (profit) loss of unconsolidated affiliated companies	(1)	—	(1)
Currency	3	—	3
Other income/expense methodology differences	(71)	—	(71)
Other methodology differences	—	(4)	(4)
Total consolidated profit before taxes	$1,180	$240	$1,420

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2015
Total profit from reportable segments	$3,304	$411	$3,715
All Other operating segments	442	—	442
Cost centers	81	—	81
Corporate costs	(931)	—	(931)
Timing	(23)	—	(23)
Restructuring costs	(125)	—	(125)
Methodology differences:
Inventory/cost of sales	(8)	—	(8)
Postretirement benefit expense	(223)	—	(223)
Financing costs	(266)	—	(266)
Equity in (profit) loss of unconsolidated affiliated companies	(4)	—	(4)
Currency	(100)	—	(100)
Other income/expense methodology differences	3	—	3
Other methodology differences	(17)	3	(14)
Total consolidated profit before taxes	$2,133	$414	$2,547

Six Months Ended June 30, 2014
Total profit from reportable segments	$3,480	$484	$3,964
All Other operating segments	458	—	458
Cost centers	74	—	74
Corporate costs	(793)	—	(793)
Timing	(80)	—	(80)
Restructuring costs	(263)	—	(263)
Methodology differences:
Inventory/cost of sales	23	—	23
Postretirement benefit expense	(220)	—	(220)
Financing costs	(237)	—	(237)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	(23)	—	(23)
Other income/expense methodology differences	(131)	—	(131)
Other methodology differences	(4)	(4)	(8)
Total consolidated profit before taxes	$2,282	$480	$2,762

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended June 30, 2015
Construction Industries	$587	$(28)	$559
Resource Industries	—	(35)	(35)
Energy & Transportation	906	(11)	895
Financial Products Segment	184	—	184
All Other operating segments	217	(6)	211
Total	$1,894	$(80)	$1,814

Three Months Ended June 30, 2014
Construction Industries	$674	$(96)	$578
Resource Industries	114	(10)	104
Energy & Transportation	1,028	(3)	1,025
Financial Products Segment	244	—	244
All Other operating segments	223	(2)	221
Total	$2,283	$(111)	$2,172

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Six Months Ended June 30, 2015
Construction Industries	$1,327	$(39)	$1,288
Resource Industries	85	(43)	42
Energy & Transportation	1,892	(14)	1,878
Financial Products Segment	411	—	411
All Other operating segments	442	(19)	423
Total	$4,157	$(115)	$4,042

Six Months Ended June 30, 2014
Construction Industries	$1,362	$(227)	$1,135
Resource Industries	257	(21)	236
Energy & Transportation	1,861	(6)	1,855
Financial Products Segment	484	—	484
All Other operating segments	458	(6)	452
Total	$4,422	$(260)	$4,162

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2015
Total assets from reportable segments	$23,494	$36,353	$—	$59,847
All Other operating segments	2,549	—	—	2,549
Items not included in segment assets:
Cash and short-term investments	6,466	—	—	6,466
Intercompany receivables	1,197	—	(1,197)	—
Investment in Financial Products	4,256	—	(4,256)	—
Deferred income taxes	3,474	—	(705)	2,769
Goodwill and intangible assets	3,615	—	—	3,615
Property, plant and equipment – net and other assets	1,222	—	—	1,222
Operating lease methodology difference	(210)	—	—	(210)
Liabilities included in segment assets	9,273	—	—	9,273
Inventory methodology differences	(2,600)	—	—	(2,600)
Other	(628)	11	(72)	(689)
Total assets	$52,108	$36,364	$(6,230)	$82,242

December 31, 2014
Total assets from reportable segments	$24,563	$37,011	$—	$61,574
All Other operating segments	2,810	—	—	2,810
Items not included in segment assets:
Cash and short-term investments	6,317	—	—	6,317
Intercompany receivables	1,185	—	(1,185)	—
Investment in Financial Products	4,488	—	(4,488)	—
Deferred income taxes	3,627	—	(674)	2,953
Goodwill and intangible assets	3,492	—	—	3,492
Property, plant and equipment – net and other assets	1,174	—	—	1,174
Operating lease methodology difference	(213)	—	—	(213)
Liabilities included in segment assets	9,837	—	—	9,837
Inventory methodology differences	(2,697)	—	—	(2,697)
Other	(395)	(102)	(69)	(566)
Total assets	$54,188	$36,909	$(6,416)	$84,681

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2015
Total depreciation and amortization from reportable segments	$445	$213	$658
Items not included in segment depreciation and amortization:
All Other operating segments	68	—	68
Cost centers	38	—	38
Other	(11)	8	(3)
Total depreciation and amortization	$540	$221	$761

Three Months Ended June 30, 2014
Total depreciation and amortization from reportable segments	$462	$217	$679
Items not included in segment depreciation and amortization:
All Other operating segments	73	—	73
Cost centers	37	—	37
Other	(6)	6	—
Total depreciation and amortization	$566	$223	$789

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2015
Total depreciation and amortization from reportable segments	$881	$428	$1,309
Items not included in segment depreciation and amortization:
All Other operating segments	134	—	134
Cost centers	76	—	76
Other	(21)	16	(5)
Total depreciation and amortization	$1,070	$444	$1,514

Six Months Ended June 30, 2014
Total depreciation and amortization from reportable segments	$925	$436	$1,361
Items not included in segment depreciation and amortization:
All Other operating segments	139	—	139
Cost centers	74	—	74
Other	(16)	12	(4)
Total depreciation and amortization	$1,122	$448	$1,570

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2015
Total capital expenditures from reportable segments	$305	$342	$—	$647
Items not included in segment capital expenditures:
All Other operating segments	45	—	—	45
Cost centers	27	—	—	27
Timing	(19)	—	—	(19)
Other	(76)	32	(11)	(55)
Total capital expenditures	$282	$374	$(11)	$645

Three Months Ended June 30, 2014
Total capital expenditures from reportable segments	$250	$510	$—	$760
Items not included in segment capital expenditures:
All Other operating segments	56	—	—	56
Cost centers	28	—	—	28
Timing	(38)	—	—	(38)
Other	(27)	28	(11)	(10)
Total capital expenditures	$269	$538	$(11)	$796

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2015
Total capital expenditures from reportable segments	$520	$636	$—	$1,156
Items not included in segment capital expenditures:
All Other operating segments	91	—	—	91
Cost centers	46	—	—	46
Timing	234	—	—	234
Other	(132)	95	(19)	(56)
Total capital expenditures	$759	$731	$(19)	$1,471

Six Months Ended June 30, 2014
Total capital expenditures from reportable segments	$414	$779	$—	$1,193
Items not included in segment capital expenditures:
All Other operating segments	94	—	—	94
Cost centers	49	—	—	49
Timing	229	—	—	229
Other	(48)	52	(34)	(30)
Total capital expenditures	$738	$831	$(34)	$1,535

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

There were no impaired finance receivables as of June 30, 2015 or December 31, 2014, for the Dealer portfolio segment.  The average recorded investment for impaired finance receivables within the Dealer portfolio segment was zero for the three and six months ended June 30, 2015 and 2014.

Individually impaired finance receivables for the Customer portfolio segment were as follows:

	June 30, 2015			December 31, 2014
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$11	$11	$—	$14	$14	$—
Europe	43	42	—	44	43	—
Asia Pacific	—	—	—	1	1	—
Mining	66	66	—	29	29	—
Latin America	32	32	—	34	34	—
Caterpillar Power Finance	149	149	—	129	128	—
Total	$301	$300	$—	$251	$249	$—

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$6	$2	$6	$6	$1
Europe	15	13	5	12	12	4
Asia Pacific	70	70	19	29	29	8
Mining	23	23	6	138	137	9
Latin America	54	54	20	42	42	12
Caterpillar Power Finance	138	137	46	135	134	41
Total	$306	$303	$98	$362	$360	$75

Total Impaired Finance Receivables
Customer
North America	$17	$17	$2	$20	$20	$1
Europe	58	55	5	56	55	4
Asia Pacific	70	70	19	30	30	8
Mining	89	89	6	167	166	9
Latin America	86	86	20	76	76	12
Caterpillar Power Finance	287	286	46	264	262	41
Total	$607	$603	$98	$613	$609	$75

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$12	$—	$22	$—
Europe	42	—	47	—
Asia Pacific	2	—	4	—
Mining	80	1	87	1
Latin America	32	—	37	—
Caterpillar Power Finance	176	1	162	1
Total	$344	$2	$359	$2

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$6	$—	$13	$—
Europe	15	1	16	—
Asia Pacific	41	1	13	1
Mining	62	—	73	2
Latin America	51	—	17	—
Caterpillar Power Finance	132	1	63	—
Total	$307	$3	$195	$3

Total Impaired Finance Receivables
Customer
North America	$18	$—	$35	$—
Europe	57	1	63	—
Asia Pacific	43	1	17	1
Mining	142	1	160	3
Latin America	83	—	54	—
Caterpillar Power Finance	308	2	225	1
Total	$651	$5	$554	$5

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$13	$—	$23	$1
Europe	43	—	47	—
Asia Pacific	2	—	5	—
Mining	87	3	107	3
Latin America	32	—	26	—
Caterpillar Power Finance	151	2	188	3
Total	$328	$5	$396	$7

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$6	$—	$11	$—
Europe	14	1	18	—
Asia Pacific	34	1	14	1
Mining	66	1	51	2
Latin America	49	1	20	—
Caterpillar Power Finance	131	1	75	1
Total	$300	$5	$189	$4

Total Impaired Loans and Finance Leases
Customer
North America	$19	$—	$34	$1
Europe	57	1	65	—
Asia Pacific	36	1	19	1
Mining	153	4	158	5
Latin America	81	1	46	—
Caterpillar Power Finance	282	3	263	4
Total	$628	$10	$585	$11

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

As of June 30, 2015 and December 31, 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2015	December 31, 2014
Customer
North America	$28	$27
Europe	40	28
Asia Pacific	40	54
Mining	155	62
Latin America	236	201
Caterpillar Power Finance	119	96
Total	$618	$468

Aging related to finance receivables was as follows:

	June 30, 2015
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$56	$17	$29	$102	$7,466	$7,568	$6
Europe	22	15	38	75	2,434	2,509	6
Asia Pacific	57	25	50	132	1,949	2,081	14
Mining	2	—	72	74	1,878	1,952	10
Latin America	90	45	223	358	2,134	2,492	—
Caterpillar Power Finance	2	1	89	92	3,020	3,112	1
Dealer
North America	—	—	—	—	2,291	2,291	—
Europe	—	—	—	—	139	139	—
Asia Pacific	—	—	—	—	565	565	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	583	583	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$229	$103	$501	$833	$22,462	$23,295	$37

	December 31, 2014
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,192	$7,273	$4
Europe	16	23	29	68	2,607	2,675	6
Asia Pacific	29	22	69	120	2,316	2,436	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	2,189	2,189	—
Europe	—	—	—	—	153	153	—
Asia Pacific	—	—	—	—	566	566	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	646	646	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Total	$175	$80	$396	$651	$23,415	$24,066	$35

Allowance for credit loss activity
An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	June 30, 2015
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$388	$10	$398
Receivables written off	(72)	—	(72)
Recoveries on receivables previously written off	22	—	22
Provision for credit losses	67	(1)	66
Other	(12)	—	(12)
Balance at end of period	$393	$9	$402

Individually evaluated for impairment	$98	$—	$98
Collectively evaluated for impairment	295	9	304
Ending Balance	$393	$9	$402

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$607	$—	$607
Collectively evaluated for impairment	19,107	3,581	22,688
Ending Balance	$19,714	$3,581	$23,295

(Millions of dollars)	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$365	$10	$375
Receivables written off	(151)	—	(151)
Recoveries on receivables previously written off	47	—	47
Provision for credit losses	150	—	150
Other	(23)	—	(23)
Balance at end of year	$388	$10	$398

Individually evaluated for impairment	$75	$—	$75
Collectively evaluated for impairment	313	10	323
Ending Balance	$388	$10	$398

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$613	$—	$613
Collectively evaluated for impairment	19,899	3,554	23,453
Ending Balance	$20,512	$3,554	$24,066

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

The recorded investment in performing and non-performing finance receivables was as follows:

	June 30, 2015			December 31, 2014
(Millions of dollars)	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$7,540	$2,291	$9,831	$7,246	$2,189	$9,435
Europe	2,469	139	2,608	2,647	153	2,800
Asia Pacific	2,041	565	2,606	2,382	566	2,948
Mining	1,797	—	1,797	2,061	—	2,061
Latin America	2,256	583	2,839	2,656	646	3,302
Caterpillar Power Finance	2,993	3	2,996	3,052	—	3,052
Total Performing	$19,096	$3,581	$22,677	$20,044	$3,554	$23,598

Non-Performing
North America	$28	$—	$28	$27	$—	$27
Europe	40	—	40	28	—	28
Asia Pacific	40	—	40	54	—	54
Mining	155	—	155	62	—	62
Latin America	236	—	236	201	—	201
Caterpillar Power Finance	119	—	119	96	—	96
Total Non-Performing	$618	$—	$618	$468	$—	$468

Performing & Non-Performing
North America	$7,568	$2,291	$9,859	$7,273	$2,189	$9,462
Europe	2,509	139	2,648	2,675	153	2,828
Asia Pacific	2,081	565	2,646	2,436	566	3,002
Mining	1,952	—	1,952	2,123	—	2,123
Latin America	2,492	583	3,075	2,857	646	3,503
Caterpillar Power Finance	3,112	3	3,115	3,148	—	3,148
Total	$19,714	$3,581	$23,295	$20,512	$3,554	$24,066

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

TDRs are reviewed along with other finance receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of June 30, 2015 and December 31, 2014.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2015 or 2014 for the Dealer portfolio segment.

Finance receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	1	$—	$—	1	$—	$—
Europe	19	2	2	5	2	2
Asia Pacific	20	25	25	—	—	—
Mining	—	—	—	1	32	23
Latin America	—	—	—	1	—	—
Caterpillar Power Finance	2	21	21	5	35	34
Total [1]	42	$48	$48	13	$69	$59

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	4	$1	$1	4	$2	$2
Europe	19	2	2	8	7	7
Asia Pacific	20	25	25	—	—	—
Mining	—	—	—	2	43	33
Latin America	—	—	—	2	29	28
Caterpillar Power Finance	4	104	101	6	36	35
Total [1]	47	$132	$129	22	$117	$105

[1]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	1	$—	—	$—
Total	1	$—	—	$—

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$1	7	$1
Europe	—	—	7	1
Latin America	1	—	—	—
Total	6	$1	14	$2

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2015 and December 31, 2014 are summarized below:

	June 30, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	90	—	90
Corporate bonds
Corporate bonds	—	684	—	684
Asset-backed securities	—	99	—	99
Mortgage-backed debt securities
U.S. governmental agency	—	269	—	269
Residential	—	14	—	14
Commercial	—	61	—	61
Equity securities
Large capitalization value	262	—	—	262
Smaller company growth	52	—	—	52
Total available-for-sale securities	324	1,217	—	1,541
Derivative financial instruments, net	—	11	—	11
Total Assets	$324	$1,228	$—	$1,552
Liabilities
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$—	$13	$13

	December 31, 2014
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	94	—	94
Corporate bonds
Corporate bonds	—	693	—	693
Asset-backed securities	—	105	—	105
Mortgage-backed debt securities
U.S. governmental agency	—	294	—	294
Residential	—	15	—	15
Commercial	—	67	—	67
Equity securities
Large capitalization value	233	—	—	233
Smaller company growth	43	—	—	43
Total available-for-sale securities	286	1,268	—	1,554

Total Assets	$286	$1,268	$—	$1,554
Liabilities
Derivative financial instruments, net	$—	$86	$—	$86
Guarantees	—	—	12	12
Total Liabilities	$—	$86	$12	$98

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2015 and 2014.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2014	$12
Issuance of guarantees	1
Expiration of guarantees	—
Balance at June 30, 2015	$13

Balance at December 31, 2013	$13
Issuance of guarantees	—
Expiration of guarantees	(1)
Balance at June 30, 2014	$12

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $136 million and $248 million as of June 30, 2015 and December 31, 2014, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	June 30, 2015		December 31, 2014
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,821	$7,821	$7,341	$7,341	1
Restricted cash and short-term investments	49	49	62	62	1
Available-for-sale securities	1,541	1,541	1,554	1,554	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	16,272	16,107	16,426	16,159	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,796	1,728	1,774	1,700	3	Note 16
Interest rate swaps – net	59	59	71	71	2	Note 4

Liabilities
Short-term borrowings	6,240	6,240	4,708	4,708	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,509	10,855	10,003	11,973	2
Financial Products	22,571	23,010	24,574	25,103	2
Foreign currency contracts – net	37	37	143	143	2	Note 4
Commodity contracts – net	11	11	14	14	2	Note 4
Guarantees	13	13	12	12	3	Note 10

[1]	Total excluded items have a net carrying value at June 30, 2015 and December 31, 2014 of $7,079 million and $7,638 million, respectively.

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

19.                              Restructuring costs

For the three and six months ended June 30, 2015, we recognized $89 million and $125 million, respectively, of restructuring costs in Other operating (income) expenses in the Consolidated Statement of Results of Operations, which included $86 million of employee separation costs and $3 million of long-lived asset impairments and other restructuring costs for the three months ended June 30, 2015 and $120 million of employee separation costs and $5 million of long-lived asset impairments and other restructuring costs for the six months ended June 30, 2015. The restructuring costs in 2015 were primarily related to several restructuring programs across the company. For the three and six months ended June 30, 2014, we recognized $114 million and $263 million, respectively, of restructuring costs, which included $107 million of employee separation costs and $7 million of long-lived asset impairments and other restructuring costs for the three months ended June 30, 2014 and $249 million of employee separation costs and $14 million of long-lived asset impairments and other restructuring costs for the six months ended June 30, 2014. For the first six months of 2014, the restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

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

The following table summarizes the 2014 and 2015 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	382
Reduction in liability (payments and other adjustments)	(289)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	120
Reduction in liability (payments and other adjustments)	(137)
Liability balance at June 30, 2015	$165

The remaining liability balance as of June 30, 2015 represents costs for employees who have either not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2015 and 2016.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium, facility. This restructuring plan was designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action includes reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. In 2014, we recognized $273 million of these separation-related charges. For the three and six months ended June 30, 2015, we recognized $17 million and $24 million, respectively, of employee separation costs relating to this restructuring plan. We do not expect any further costs associated with this program. The employee separation liability balance as of June 30, 2015 includes $64 million related to this restructuring plan, the majority of which we expect will be paid in 2015.

20.                              Subsequent event

In July 2015, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2015 ASR Agreement). Pursuant to the terms of the July 2015 ASR Agreement, we have agreed to repurchase a total of $1.5 billion of our common stock from Citibank, N.A., with an immediate delivery of approximately 18 million shares. The final number of shares to be repurchased and the aggregate cost per share to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in September 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Second-quarter 2015 sales and revenues were $12.317 billion, a 13 percent decrease from second-quarter 2014 sales and revenues of $14.150 billion. Profit per share for the second quarter of 2015 was $1.16, a 26 percent decrease from second-quarter 2014 profit per share of $1.57. Profit was $710 million in the second quarter of 2015, a decrease of 29 percent from $999 million in the second quarter of 2014.

Sales and revenues for the six months ended June 30, 2015, were $25.019 billion, down $2.372 billion, or 9 percent, from $27.391 billion for the six months ended June 30, 2014. Profit per share for the six months ended June 30, 2015, was $2.98, a 1 percent decrease from profit per share of $3.00 for the same period last year. Profit was $1.821 billion for the six months ended June 30, 2015, a decrease of 5 percent from $1.921 billion for the six months ended June 30, 2014.

Highlights for the second quarter of 2015 include:

•
Second-quarter sales and revenues were $12.317 billion, compared with $14.150 billion in the second quarter of 2014. Sales decreased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues were down slightly.

•
Restructuring costs were $89 million in the second quarter of 2015 with an after-tax impact of $0.11 per share, compared with restructuring costs of $114 million in the second quarter of 2014 with an after-tax impact of $0.12 per share.

•
Profit per share was $1.16 in the second quarter of 2015 and excluding restructuring costs of $0.11 per share was $1.27 per share. Profit in the second quarter of 2014 was $1.57 per share and excluding restructuring costs of $0.12 per share was $1.69 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.638 billion in the second quarter of 2015, compared with $2.064 billion in the second quarter of 2014.

•	ME&T debt-to-capital ratio was 35.8 percent at June 30, 2015, compared with 37.4 percent at the end of 2014.

Highlights for the six months ended June 30, 2015, include:

•
Sales and revenues for the six months ended June 30, 2015, were $25.019 billion, compared with $27.391 billion for the six months ended June 30, 2014. Sales decreased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues were about flat.

•
Restructuring costs were $125 million for the six months ended June 30, 2015, with an after-tax impact of $0.14 per share, compared with restructuring costs of $263 million for the six months ended June 30, 2014, with an after-tax impact of $0.30 per share.

•
Profit per share was $2.98 for the six months ended June 30, 2015, and excluding restructuring costs of $0.14 per share was $3.12 per share. Profit per share was $3.00 for the six months ended June 30, 2014, and excluding restructuring costs of $0.30 per share was $3.30 per share.

•	ME&T operating cash flow was $2.680 billion for the six months ended June 30, 2015, compared with $3.942 billion for the six months ended June 30, 2014.

Restructuring Costs

In 2014, we continued our focus on structural cost reduction and worked on a large number of restructuring activities to help improve our long-term results, incurring $441 million in restructuring charges. We are taking additional restructuring actions in 2015 and anticipate that these actions will result in charges of about $250 million. During the first six months of 2015, we incurred $125 million in restructuring costs.

Notes:

•
Effective January 1, 2015, responsibility for product management for certain components moved from Resource Industries to Energy & Transportation. Segment information for 2014 has been retrospectively adjusted to conform to the 2015 presentation.

•	Glossary of terms is included on pages 75-77; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 86.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2015 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2014

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2014 (at left) and the second quarter of 2015 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $12.317 billion in the second quarter of 2015, compared with $14.150 billion in the second quarter of 2014, a decline of $1.833 billion or 13 percent. The decrease was primarily due to lower sales volume and the unfavorable impact of currency, resulting mostly from the weakening of the euro, the Japanese yen and the Brazilian real. Price realization was slightly favorable. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment.
The sales decline was partially offset by the impact of favorable changes in dealer machine and engine inventories, as dealers decreased inventories about $300 million in the second quarter of 2015 and about $500 million in the second quarter of 2014. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Sales declined in all regions due to weak economic conditions globally. Asia/Pacific sales declined 22 percent, primarily due to lower end-user demand for construction and mining equipment and products used in oil and gas applications. In addition, the impact of currency was unfavorable as sales, mostly in Japanese yen and Australian dollars, translated into fewer U.S. dollars. In North America, sales decreased 7 percent, primarily due to lower end-user demand for rail applications and construction equipment. Sales decreased 26 percent in Latin America primarily due to lower end-user demand, partially offset by the favorable impact of changes in dealer inventories. The lower end-user demand resulted primarily from continued weak construction activity in Brazil. In EAME, sales declined 12 percent mostly due to the unfavorable impact of currency, as our sales in euros translated into fewer U.S. dollars.
Sales decreased in Construction Industries, Energy & Transportation and Resource Industries. Construction Industries’ sales decreased 18 percent, primarily due to lower end-user demand and the unfavorable impact of currency. Energy & Transportation’s sales declined 12 percent as sales decreased across end-user applications and the impact of currency was unfavorable. Resource Industries’ sales declined 11 percent, primarily due to lower end-user demand partially offset by the impact of favorable changes in dealer inventories as dealers reduced inventories more significantly in the second quarter of 2014 than in the second quarter of 2015. Financial Products’ segment revenues were down slightly.
The decline in oil prices resulted in a decrease in sales during the second quarter of 2015, primarily in well servicing and drilling with some impact to machinery for oil and gas-related construction. Order rates began to decline in the second half of 2014 and have continued into 2015. We expect a more significant decline in oil-related sales during the second half of 2015 as the order backlog declines.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2014 (at left) and the second quarter of 2015 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the second quarter of 2015 was $1.130 billion, a decline of $345 million from the second quarter of 2014. The decrease was primarily the result of lower sales volume and a decline in Financial Products’ operating profit, partially offset by improved price realization and the favorable impact of currency.
Although the stronger U.S. dollar had a negative impact to our sales, our sizable manufacturing presence outside of the United States resulted in a favorable impact to operating profit. Over half of the favorability for the quarter was due to the Japanese yen, as we are a net exporter from Japan.
Manufacturing costs were about flat as improved material costs and lower incentive compensation expense were about offset by the unfavorable impact of cost absorption and variable manufacturing inefficiencies driven by costs decreasing at a lower rate than production volume. Favorable material costs were due to declines in commodity prices and a focus on reducing the cost of components in our products. The unfavorable cost absorption resulted from a decrease in inventory in the second quarter of 2015 compared to a modest increase in the second quarter of 2014.
Selling, general and administrative and research and development (SG&A and R&D) expenses were about flat as higher spending for new product introduction and information technology-related programs was offset by lower incentive compensation expense.
Restructuring costs of $89 million in the second quarter of 2015 were related to several restructuring programs across the company. In the second quarter of 2014, restructuring costs were $114 million, primarily related to a workforce reduction at the Gosselies, Belgium, facility.
Short-term incentive compensation expense related to the second quarter of 2015, was about $200 million, and we expect the full year will be about $830 million. Short-term incentive compensation expense related to the second quarter of 2014, was about

$360 million, and full-year 2014 was about $1.3 billion. The short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.

Other Profit/Loss Items

▪
Other income/expense in the second quarter of 2015 was expense of $13 million, compared with income of $65 million in the second quarter of 2014. The change was primarily due to the unfavorable net impact from currency translation and hedging gains and losses. The second quarter of 2015 included net losses related to currency translation and hedging compared to net gains in the second quarter of 2014.

▪
The provision for income taxes for the second quarter of 2015 reflects an estimated annual tax rate of 28.5 percent compared with 29.5 percent for the second quarter of 2014. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015. The impact of the U.S. research and development tax credit is not included in either the second quarter of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2015
Construction Industries [1]	$4,441	(18)%	$2,319	(3)%	$378	(47)%	$978	(18)%	$766	(30)%
Resource Industries [2]	1,991	(11)%	802	(7)%	323	(6)%	418	(20)%	448	(12)%
Energy & Transportation [3]	4,544	(12)%	1,905	(16)%	439	(7)%	1,340	(5)%	860	(17)%
All Other Segments [4]	637	9%	459	24%	48	(32)%	75	(10)%	55	(8)%
Corporate Items and Eliminations	(30)	—	(29)		(1)		—		—
Machinery, Energy & Transportation Sales	11,583	(14)%	5,456	(7)%	1,187	(26)%	2,811	(12)%	2,129	(22)%

Financial Products Segment	785	(6)%	456	2%	105	(10)%	101	(17)%	123	(17)%
Corporate Items and Eliminations	(51)		(25)		(10)		(6)		(10)
Financial Products Revenues	734	(3)%	431	6%	95	(9)%	95	(16)%	113	(16)%

Consolidated Sales and Revenues	$12,317	(13)%	$5,887	(6)%	$1,282	(25)%	$2,906	(12)%	$2,242	(21)%

Second Quarter 2014
Construction Industries [1]	$5,407		$2,402		$711		$1,192		$1,102
Resource Industries [2]	2,241		866		342		523		510
Energy & Transportation [3]	5,175		2,259		470		1,406		1,040
All Other Segments [4]	583		369		71		83		60
Corporate Items and Eliminations	(15)		(15)		1		(2)		1
Machinery, Energy & Transportation Sales	13,391		5,881		1,595		3,202		2,713

Financial Products Segment	834		448		117		121		148
Corporate Items and Eliminations	(75)		(41)		(13)		(8)		(13)
Financial Products Revenues	759		407		104		113		135

Consolidated Sales and Revenues	$14,150		$6,288		$1,699		$3,315		$2,848

[1]	Does not include inter-segment sales of $45 million and $56 million in second quarter 2015 and 2014, respectively.

[2]	Does not include inter-segment sales of $82 million and $111 million in second quarter 2015 and 2014, respectively.

[3]	Does not include inter-segment sales of $487 million and $586 million in second quarter 2015 and 2014, respectively.

[4]	Does not include inter-segment sales of $804 million and $890 million in second quarter 2015 and 2014, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2014	Sales Volume	Price Realization	Currency	Other	Second Quarter 2015	$ Change	% Change

Construction Industries	$5,407	$(778)	$46	$(234)	$—	$4,441	$(966)	(18)%
Resource Industries	2,241	(214)	11	(47)	—	1,991	(250)	(11)%
Energy & Transportation	5,175	(455)	22	(198)	—	4,544	(631)	(12)%
All Other Segments	583	61	5	(12)	—	637	54	9%
Corporate Items and Eliminations	(15)	(14)	—	(1)	—	(30)	(15)
Machinery, Energy & Transportation Sales	13,391	(1,400)	84	(492)	—	11,583	(1,808)	(14)%

Financial Products Segment	834	—	—	—	(49)	785	(49)	(6)%
Corporate Items and Eliminations	(75)	—	—	—	24	(51)	24
Financial Products Revenues	759	—	—	—	(25)	734	(25)	(3)%

Consolidated Sales and Revenues	$14,150	$(1,400)	$84	$(492)	$(25)	$12,317	$(1,833)	(13)%

Operating Profit by Segment
(Millions of dollars)	Second Quarter 2015	Second Quarter 2014	$ Change	% Change
Construction Industries	$587	$674	$(87)	(13)%
Resource Industries	—	114	(114)	(100)%
Energy & Transportation	906	1,028	(122)	(12)%
All Other Segments	217	223	(6)	(3)%
Corporate Items and Eliminations	(696)	(722)	26
Machinery, Energy & Transportation	1,014	1,317	(303)	(23)%

Financial Products Segment	184	244	(60)	(25)%
Corporate Items and Eliminations	(1)	(12)	11
Financial Products	183	232	(49)	(21)%
Consolidating Adjustments	(67)	(74)	7
Consolidated Operating Profit	$1,130	$1,475	$(345)	(23)%

Construction Industries
Construction Industries’ sales were $4.441 billion in the second quarter of 2015, a decrease of $966 million, or 18 percent, from the second quarter of 2014. The decrease in sales was primarily due to lower end-user demand and the unfavorable impact of currency, primarily from the euro and the Japanese yen, slightly offset by improved price realization. While sales declined for both new equipment and aftermarket parts, the decline for new equipment was more significant.

▪	Sales volume declined primarily due to lower deliveries to end users.

▪	Price realization improved with about half of the impact due to the absence of a large government order in Brazil.
Sales decreased in all regions.

▪
In Asia/Pacific, the sales decline was primarily due to lower sales in China and Japan. In China, the lower sales resulted primarily from continued weak residential construction activity. In Japan, the weaker yen contributed to the decline as sales in yen translated into fewer U.S. dollars.

▪	Decreases in Latin America were primarily due to continued weak construction activity and the absence of a large government order in Brazil that occurred during the second quarter of 2014.

▪
Sales declined in EAME primarily due to the unfavorable impact of currency, as sales in euros translated into fewer U.S. dollars. In addition, the impact of changes in dealer inventories was unfavorable as dealers increased inventories more significantly in second quarter of 2014 than in the second quarter of 2015.

▪	Sales declined slightly in North America as weakness in oil and gas-related construction was largely offset by stronger activity in residential and nonresidential building construction.

Construction Industries’ profit was $587 million in the second quarter of 2015, compared with $674 million in the second quarter of 2014. The decrease in profit was primarily due to lower sales volume. The decline was partially offset by the favorable impact of currency, primarily from the Japanese yen, as Construction Industries is a net exporter from Japan, in addition to improved price realization and lower incentive compensation expense.
Resource Industries
Resource Industries’ sales were $1.991 billion in the second quarter of 2015, a decrease of $250 million, or 11 percent, from the second quarter of 2014. The decline was primarily due to lower sales volume and the unfavorable impact of currency, about half due to the euro. Sales were lower for both new equipment and aftermarket parts. We believe some companies are continuing to delay maintenance and rebuild activities.
The sales decrease was primarily the result of lower end-user demand in Latin America, Asia/Pacific and North America. The decline in these regions was partially offset by the favorable impact of changes in dealer inventories, as dealers reduced inventory more significantly in the second quarter of 2014 than in the second quarter of 2015. In North America, lower sales of mining equipment were partially offset by increases in sales of equipment used to support the quarry and aggregate industry. In EAME, the sales decrease was primarily the result of unfavorable changes in dealer inventories. End-user demand in EAME was about flat.
Commodity prices remained weak, and mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for the last several quarters. As a result, sales and new orders in Resource Industries continued to be weak. The mining industry remains weak and we are not expecting any improvements in sales volume during the second half of 2015.
Resource Industries’ profit was break even in the second quarter of 2015, compared with profit of $114 million in the second quarter of 2014. The decrease was primarily the result of lower sales volume. Manufacturing costs were unfavorable due to the impact of cost absorption partially offset by lower material costs. The unfavorable impact of cost absorption resulted from a decrease in inventory during the second quarter of 2015, compared to an increase in inventory during the second quarter of 2014. SG&A and R&D expenses were about flat as higher spending for new product introductions was about offset by lower incentive compensation expense.

Energy & Transportation
Energy & Transportation’s sales were $4.544 billion in the second quarter of 2015, a decrease of $631 million, or 12 percent, from the second quarter of 2014. The decrease was primarily the result of lower sales volume and the unfavorable impact of currency, mostly from the euro. Sales decreased across end-user applications.

▪	Transportation - Sales decreased in North America and were about flat in all other geographic regions. In North America, sales weakened primarily due to the absence of a Tier IV locomotive offering.

▪
Oil and Gas - Sales decreased in Asia/Pacific and North America and were about flat in other regions. Lower sales in Asia/Pacific and North America were primarily due to lower end-user demand for equipment used in drilling and well servicing applications, as well as the timing of large projects. In addition, changes in dealer inventories were unfavorable to sales as dealers increased inventories in the second quarter of 2014 and decreased inventories in the second quarter of 2015.

Caterpillar sells products that are used in a variety of oil and gas applications, including offshore and land drilling, well servicing, oil and gas production and gas compression. The products we sell to the oil and gas industry include gas turbines and centrifugal natural gas compressors, reciprocating engines, transmissions and well stimulation pumps. Although we are confident in the long-term fundamentals of the oil and gas industry, in the near term and especially in the latter part of 2015, we expect the decline in oil prices will have a negative impact on our sales in the second half of 2015 primarily for reciprocating engines and our products used for well servicing and drilling. At the beginning of 2015, we had a relatively strong backlog of orders, however, we expect our backlog for these products and subsequent sales to decline in the second half of 2015.

▪
Industrial - Sales were lower in all regions except Latin America, where they were about flat. In Asia/Pacific and North America the decline in sales was primarily due to lower demand for engines used by original equipment manufacturers for most industrial applications. Lower sales in EAME were primarily a result of the unfavorable impact of currency.

▪
Power Generation - Sales decreased primarily due to the negative impact of currency on sales in EAME and weak economic conditions in Latin America. Sales in North America and Asia/Pacific were about flat.

Energy & Transportation’s profit was $906 million in the second quarter of 2015, compared with $1.028 billion in the second quarter of 2014. The decrease was primarily due to lower sales volume, which includes a favorable mix of products, partially offset by lower incentive compensation expense. Manufacturing costs, excluding incentive compensation expense, were about flat as lower material costs were about offset by the unfavorable impact of cost absorption. The unfavorable impact of cost absorption resulted from a increase in inventory during the second quarter of 2014. During the second quarter of 2015, inventory was about flat.

Financial Products Segment
Financial Products’ revenues were $785 million in the second quarter of 2015, a decrease of $49 million, or 6 percent, from the second quarter of 2014. The decline was mostly due to lower average earning assets in Asia/Pacific, EAME and Latin America, partially offset by higher average earning assets in North America and lower average financing rates primarily in North America and EAME.
Financial Products’ profit was $184 million in the second quarter of 2015, compared with $244 million in the second quarter of 2014. The unfavorable change was primarily due to a $25 million decrease in net yield on average earning assets, a $14 million unfavorable impact from lower average earning assets and a $14 million increase in the provision for credit losses at Cat Financial.
At the end of the second quarter of 2015, past dues at Cat Financial were 2.97 percent, compared with 2.63 percent at the end of the second quarter of 2014. The increase was primarily due to higher delinquencies in the Latin America and mining portfolios. At the end of 2014, past dues were 2.17 percent. Write-offs, net of recoveries, were $38 million for the second quarter of 2015, compared with $19 million for the second quarter of 2014.
As of June 30, 2015, Cat Financial's allowance for credit losses totaled $405 million, or 1.42 percent of net finance receivables, compared with $387 million or 1.27 percent of net finance receivables at June 30, 2014. The allowance for credit losses as of year-end 2014 was $401 million, or 1.36 percent of net finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $697 million in the second quarter of 2015, a decrease of $37 million from the second quarter of 2014. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates, and inter-segment eliminations.
The decrease in expense from the second quarter of 2014 was primarily due to the timing of stock-based compensation expense and declines in both restructuring costs and incentive compensation expense, partially offset by higher spending for information technology-related programs.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2014

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2014 (at left) and the six months ended June 30, 2015 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $25.019 billion in the six months ended June 30, 2015, down $2.372 billion, or 9 percent, from the six months ended June 30, 2014. The decrease was largely due to lower volume, primarily in Construction Industries. Volume was also lower in Energy & Transportation and Resource Industries. Currency had an unfavorable impact of $834 million, with over half of the impact due to the euro. In addition, the Japanese yen and Brazilian real contributed to the unfavorable currency impact. These unfavorable impacts were partially offset by favorable price realization. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment.
The volume decrease was primarily the result of lower end-user demand due to weak economic conditions globally. The decline was partially offset by the impact of favorable changes in dealer machine and engine inventories, as dealers increased inventories about $600 million during the six months ended June 30, 2015, compared to about flat during the six months ended June 30, 2014. We believe dealers will decrease inventories during the second half of 2015, resulting in lower dealer inventories compared to year-end 2014. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Sales declined in all regions except North America where they were about flat. In Asia/Pacific, sales declined 17 percent, primarily due to lower end-user demand for construction equipment and the unfavorable impact of currency, as our sales in Japanese yen translated into fewer U.S. dollars. In EAME, sales declined 12 percent primarily due to the unfavorable impact of currency, as our sales in euros translated into fewer U.S. dollars. In addition, EAME sales declined due to lower end-user demand for mining equipment. In Latin America, sales decreased 22 percent, primarily due to continued weak construction activity and the absence of a large government order in Brazil, partially offset by the favorable impact of changes in dealer inventory for Resource Industries.
Sales were about flat in North America. The impact of favorable changes in dealer inventories, as dealers increased inventories more significantly in the first half of 2015 than in the first half of 2014, and improved price realization in Construction Industries and Energy & Transportation were about offset by lower end-user demand in Energy & Transportation, Resource Industries and Construction Industries.
Sales decreased in Construction Industries, Energy & Transportation and Resource Industries. Construction Industries’ sales decreased 13 percent primarily due to end-user demand and the unfavorable impact of currency. Energy & Transportation’s sales declined 6 percent primarily due to lower end-user demand and the unfavorable impact of currency. Resource Industries’ sales declined 10 percent primarily due to weaker demand for mining products, partially offset by the favorable impact of changes in dealer inventories as dealer inventories decreased more in the first half of 2014 than in the first half of 2015. Financial Products' segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2014 (at left) and the six months ended June 30, 2015 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the six months ended June 30, 2015, was $2.657 billion, a decrease of $216 million from the six months ended June 30, 2014. The decrease was primarily the result of lower sales volume, which includes a favorable mix of products. In addition, selling, general and administrative and research and development (SG&A and R&D) expenses increased. These unfavorable impacts were partially offset by improved price realization, the favorable impact of currency and lower restructuring costs.
SG&A and R&D expenses increased as higher spending for new product introduction and information technology programs and the timing of stock-based compensation expense were partially offset by lower incentive compensation expense. Beginning in March of 2015, we revised the vesting terms of our annual equity award to permit immediate vesting of the award in the event of a participant's "Long-Service Separation" (generally defined as attaining 55 years of age or older and at least five years of service with the company). Stock-based compensation expense for these individuals is now recognized in the first quarter, rather than over a six month period. This change will not impact stock-based compensation expense for the year, but does impact the quarterly expense pattern.
The favorable impact of currency was primarily due to the strengthening of the U.S. dollar in relation to the Japanese yen, as we are a net exporter from Japan.
Restructuring costs of $125 million in the six months ended June 30, 2015, were related to several restructuring programs across the company. In the six months ended June 30, 2014, restructuring costs were $263 million, primarily related to a workforce reduction at the Gosselies, Belgium, facility.
Manufacturing costs were about flat as favorable material costs and lower incentive compensation expense were about offset by the unfavorable impact of cost absorption and variable manufacturing inefficiencies driven by costs decreasing at a lower rate than production volume. Favorable material costs were due to declines in commodity prices and a focus on reducing the cost of components in our products. During the six months ended June 30, 2014, inventory increased, compared to a decrease in the six months ended June 30, 2015. We are expecting additional declines in inventory during the remainder of 2015 due to our continued focus on operational improvements and expected seasonality. As a result, we expect an unfavorable impact from cost absorption during the second half of 2015.

Short-term incentive compensation expense related to the six months ended June 30, 2015, was about $415 million, and we expect the full year will be about $830 million. Short-term incentive compensation expense related to the six months ended June 30, 2014, was about $620 million, and full-year 2014 was about $1.3 billion. The short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.
We believe profit will be lower in the second half of 2015 as we expect lower sales volume, including an unfavorable mix of products primarily in Energy & Transportation, higher costs resulting from seasonal spending patterns and an unfavorable impact of inventory cost absorption.

Other Profit/Loss Items

•
Other income/expense was income of $144 million in the six months ended June 30, 2015, compared with income of $119 million in the six months ended June 30, 2014. The favorable change was primarily due to a gain of $120 million on the sale of the remaining 35 percent interest in our former third party logistics business, partially offset by the unfavorable impact of currency translation and hedging gains and losses. The six months ended June 30, 2015, included net losses of $58 million related to translation and hedging. The six months ended June 30, 2014, included net gains of $14 million related to translation and hedging.

•
The provision for income taxes for the first six months of 2015 reflects an estimated annual tax rate of 28.5 percent compared with 29.5 percent for the first six months of 2014, excluding the item discussed below. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015. The impact of the U.S. research and development tax credit is not included in either the first six months of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

The provision for income taxes in the first six months of 2014 also included a net charge of $22 million consisting of a $55 million charge to correct for an error which resulted in an understatement of tax liabilities for prior years offset by a $33 million benefit to reflect a settlement with the U.S. Internal Revenue Service (IRS) related to 1992 through 1994.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six Months Ended June 30, 2015
Construction Industries [1]	$9,136	(13)%	$4,600	2%	$829	(36)%	$1,965	(16)%	$1,742	(26)%
Resource Industries [2]	3,919	(10)%	1,562	(2)%	631	(15)%	874	(17)%	852	(13)%
Energy & Transportation [3]	9,306	(6)%	4,152	(4)%	858	(9)%	2,564	(6)%	1,732	(10)%
All Other Segments [4]	1,223	8%	873	24%	89	(29)%	156	(16)%	105	(12)%
Corporate Items and Eliminations	(40)		(44)		1		—		3
Machinery, Energy & Transportation Sales	23,544	(9)%	11,143	—%	2,408	(22)%	5,559	(12)%	4,434	(17)%

Financial Products Segment	1,580	(4)%	907	2%	212	(6)%	210	(17)%	251	(13)%
Corporate Items and Eliminations	(105)		(53)		(20)		(11)		(21)
Financial Products Revenues	1,475	(2)%	854	6%	192	(5)%	199	(16)%	230	(12)%

Consolidated Sales and Revenues	$25,019	(9)%	$11,997	1%	$2,600	(21)%	$5,758	(12)%	$4,664	(17)%

Six Months Ended June 30, 2014
Construction Industries [1]	$10,471		$4,494		$1,297		$2,336		$2,344
Resource Industries [2]	4,364		1,591		744		1,055		974
Energy & Transportation [3]	9,951		4,341		941		2,735		1,934
All Other Segments [4]	1,137		706		126		186		119
Corporate Items and Eliminations	(39)		(32)		(1)		(5)		(1)
Machinery, Energy & Transportation Sales	25,884		11,100		3,107		6,307		5,370

Financial Products Segment	1,651		885		226		252		288
Corporate Items and Eliminations	(144)		(80)		(24)		(14)		(26)
Financial Products Revenues	1,507		805		202		238		262

Consolidated Sales and Revenues	$27,391		$11,905		$3,309		$6,545		$5,632

[1]	Does not include inter-segment sales of $96 million and $131 million for the six months ended June 30, 2015 and 2014, respectively.

[2]	Does not include inter-segment sales of $175 million and $213 million for the six months ended June 30, 2015 and 2014, respectively.

[3]	Does not include inter-segment sales of $1,001 million and $1,136 million for the six months ended June 30, 2015 and 2014, respectively.

[4]	Does not include inter-segment sales of $1,613 million and $1,722 million for the six months ended June 30, 2015 and 2014, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2014	Sales Volume	Price Realization	Currency	Other	Six Months Ended June 30, 2015	$ Change	% Change

Construction Industries	$10,471	$(1,081)	$156	$(410)	$—	$9,136	$(1,335)	(13)%
Resource Industries	4,364	(325)	(40)	(80)	—	3,919	(445)	(10)%
Energy & Transportation	9,951	(382)	58	(321)	—	9,306	(645)	(6)%
All Other Segments	1,137	92	15	(21)	—	1,223	86	8%
Corporate Items and Eliminations	(39)	1	—	(2)	—	(40)	(1)
Machinery, Energy & Transportation Sales	25,884	(1,695)	189	(834)	—	23,544	(2,340)	(9)%

Financial Products Segment	1,651	—	—	—	(71)	1,580	(71)	(4)%
Corporate Items and Eliminations	(144)	—	—	—	39	(105)	39
Financial Products Revenues	1,507	—	—	—	(32)	1,475	(32)	(2)%

Consolidated Sales and Revenues	$27,391	$(1,695)	$189	$(834)	$(32)	$25,019	$(2,372)	(9)%

Operating Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ Change	% Change
Construction Industries	$1,327	$1,362	$(35)	(3)%
Resource Industries	85	257	(172)	(67)%
Energy & Transportation	1,892	1,861	31	2%
All Other Segments	442	458	(16)	(3)%
Corporate Items and Eliminations	(1,368)	(1,382)	14
Machinery, Energy & Transportation	2,378	2,556	(178)	(7)%

Financial Products Segment	411	484	(73)	(15)%
Corporate Items and Eliminations	2	(27)	29
Financial Products	413	457	(44)	(10)%
Consolidating Adjustments	(134)	(140)	6
Consolidated Operating Profit	$2,657	$2,873	$(216)	(8)%

Construction Industries
Construction Industries’ sales were $9.136 billion in the six months ended June 30, 2015, a decrease of $1.335 billion, or 13 percent, from the six months ended June 30, 2014. The sales decrease was primarily due to lower sales volume and the unfavorable impact of currency, partially offset by favorable price realization. Sales of new equipment decreased, and aftermarket parts sales declined slightly.

•	The decrease in sales volume was primarily due to lower deliveries to end users.

•	The unfavorable currency impact was primarily from a weaker euro, Japanese yen and Brazilian real, as sales in these currencies translated into fewer U.S. dollars.
Sales decreased in all geographic regions except North America, where they were about flat.

•
In Asia/Pacific, the sales decline was primarily due to lower sales in China and Japan. In China, the lower sales primarily resulted from continued weak residential construction activity. Sales in Japan declined due to a weaker Japanese yen, as sales in yen translated into fewer U.S. dollars and lower end-user demand due to weaker economic conditions.

•
Decreases in Latin America were primarily related to continued weak construction activity and the absence of a large government order in Brazil that occurred during the six months ended June 30, 2014. In addition, sales in Brazil declined due to a weaker Brazilian real, as sales in real translated into fewer U.S. dollars.

•
Sales declined in EAME primarily due to the unfavorable impact of currency and unfavorable changes in dealer inventories, as dealers increased inventory more during the six months ended June 30, 2014, than in the six months ended June 30, 2015.

•
Sales in North America were about flat. Price realization improved and the impact of changes in dealer inventories were favorable as dealers increased inventories more during the first half of 2015 than in the first half of 2014. These favorable items were about offset by lower end-user demand as weakness in oil and gas-related construction was partially offset by stronger activity in residential and nonresidential building construction.

We expect that sales in the second half of 2015 will continue to be unfavorably impacted by weak residential construction activity in China and lower oil prices. We support the oil and gas industry with construction equipment for drill site preparation and infrastructure development. Construction Industries also has a variety of indirect exposures, as countries that depend on oil revenues may reduce expenditures for roads and other infrastructure projects.
Construction Industries’ profit was $1.327 billion in the six months ended June 30, 2015, compared with $1.362 billion in the six months ended June 30, 2014. The decrease in profit was primarily due to lower sales volume, partially offset by improved price realization, the favorable impact of currency and lower incentive compensation expense.

Resource Industries
Resource Industries’ sales were $3.919 billion for the six months ended June 30, 2015, a decrease of $445 million, or 10 percent, from the six months ended June 30, 2014, primarily due to lower sales volume and the unfavorable impact of currency primarily due to the euro. Price realization was slightly unfavorable resulting from a competitive pricing environment. While sales declined for both new equipment and aftermarket parts, the decline for new equipment was more significant. We believe some companies are continuing to delay maintenance and rebuild activities.
The sales volume decrease was primarily the result of continued weak end-user demand worldwide, partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the six months ended June 30, 2015, the reductions were less significant than in the six months ended June 30, 2014. Sales declined in all regions except North America, where they were about flat, as lower end-user demand was about offset by the favorable impact of changes in dealer inventories as dealers reduced inventories less during the first half of 2015 than in the first half of 2014. In North America, lower sales of mining equipment were partially offset by increases in sales of equipment used to support the quarry and aggregate industry.
Commodity prices remained weak, and mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures as they have for the last several quarters. As a result, both sales and new orders in Resource Industries continued to be weak. The mining industry remains weak and we are not expecting any improvements in sales volume during the second half of 2015.
Resource Industries’ profit was $85 million for the six months ended June 30, 2015, compared with $257 million for the six months ended June 30, 2014. The decrease was primarily the result of lower sales volume, which includes a favorable mix of products, and unfavorable price realization. Manufacturing costs were about flat as the unfavorable impact from cost absorption was about offset by lower material costs. The unfavorable impact of cost absorption resulted from a modest decrease in inventory during the six months ended June 30, 2015, compared to an increase in inventory during the six months ended June 30, 2014. SG&A and R&D were about flat as cost cutting measures were about offset by increases in new product introduction spending.

Energy & Transportation
Energy & Transportation’s sales were $9.306 billion for the six months ended June 30, 2015, a decrease of $645 million, or 6 percent, from the six months ended June 30, 2014. The sales decrease was primarily due to lower sales to end users and the unfavorable impact of currency, primarily from a weaker euro. Price realization was slightly favorable. Sales decreased for industrial, transportation and power generation applications and were about flat for oil and gas applications.

•
Industrial - Sales decreased in EAME and Asia/Pacific and were about flat in Latin America and North America. In EAME, sales decreased primarily due to the unfavorable impact of currency. In both EAME and Asia/Pacific, lower demand for engines used by original equipment manufacturers for most industrial applications contributed to the sales decrease.

•	Power Generation - Sales decreased in EAME and were about flat in all other regions. In EAME, the sales decline was primarily due to the negative impact of currency and lower end-user demand.

•
Transportation - Sales decreased in North America and were about flat in all other geographic regions. In North America, sales into rail applications decreased primarily due to lower sales of recyclable materials. This is driven primarily by the year over year decrease in scrap prices and the lower volume of railcars available to scrap. In addition, sales weakened due to the absence of a Tier IV locomotive offering.

•
Oil and Gas - Sales were about flat as decreases in Latin America and Asia/Pacific were about offset by increases in North America. Sales in EAME were about flat. In Latin America, sales were lower primarily due to the absence of a large project that occurred in the six months ending June 30, 2014. In addition, the impact of changes in dealer inventories was unfavorable as dealers decreased inventories during the first half of 2015 and increased inventories in the first half of 2014. Sales declined in Asia/Pacific resulting primarily from the unfavorable impact of changes in dealer inventories as dealers decreased inventories during the first half of 2015 and increased inventories in the first half of 2014. In addition, end-user demand was lower for equipment used in drilling. In North America, sales increased primarily due to higher end-user demand for equipment used in gas compression and well servicing applications.
Caterpillar sells products that are used in a variety of oil and gas applications, including offshore and land drilling, well servicing, oil and gas production and gas compression. The products we sell to the oil and gas industry include gas turbines and centrifugal natural gas compressors, reciprocating engines, transmissions and well stimulation pumps. Although we are confident in the long-term fundamentals of the oil and gas industry, in the near term and especially in the latter part of 2015, we expect the decline in oil prices will have a negative impact on our sales in the second half of 2015 primarily for reciprocating engines and our products used for well servicing and drilling. At the beginning of 2015, we had a relatively strong backlog of orders, however, we expect our backlog for these products and subsequent sales to decline in the second half of 2015.
Energy & Transportation’s profit was $1.892 billion for the six months ended June 30, 2015, compared with $1.861 billion for the six months ended June 30, 2014. The increase was primarily due to lower incentive compensation expense and favorable price realization. These items were partially offset by higher SG&A and R&D expenses (excluding incentive compensation expense) and lower sales volume, which includes a favorable mix of products. Excluding incentive compensation expense, manufacturing costs were about flat as favorable material costs were about offset by the unfavorable impact of cost absorption. The unfavorable impact of cost absorption resulted from a modest decrease in inventory during the six months ended June 30, 2015, compared to an increase in inventory during the six months ended June 30, 2014.
Excluding incentive compensation expense, SG&A and R&D expenses were unfavorable primarily due to increases in program spending including for new product introductions.

Financial Products Segment
Financial Products’ revenues were $1.580 billion for the six months ended June 30, 2015, a decrease of $71 million, or 4 percent, from the six months ended June 30, 2014. The decline was mostly due to lower average earning assets in Asia/Pacific, EAME and Latin America, partially offset by higher average earning assets in North America and lower average financing rates primarily in North America and EAME.
Financial Products’ profit was $411 million in the six months ended June 30, 2015, compared with $484 million in the six months ended June 30, 2014. The unfavorable change was primarily due to a $32 million decrease in net yield on average earning assets, a $17 million unfavorable impact from lower average earning assets, an $8 million decrease in gains on sales of securities at Insurance Services and an $8 million unfavorable impact from currency.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.366 billion in the six months ended June 30, 2015, a decrease of $43 million from the six months ended June 30, 2014. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The decrease in expense from the six months ended June 30, 2014, was primarily due to lower restructuring costs and timing differences, partially offset by higher spending for information technology-related programs and the timing of stock-based compensation expense.

RESTRUCTURING COSTS

For the three and six months ended June 30, 2015, we recognized $89 million and $125 million, respectively, of restructuring costs, which included $86 million of employee separation costs and $3 million of long-lived asset impairments and other restructuring costs for the three months ended June 30, 2015 and $120 million of employee separation costs and $5 million of long-lived asset impairments and other restructuring costs for the six months ended June 30, 2015. The restructuring costs in 2015 were primarily related to several restructuring programs across the company. For the three and six months ended June 30, 2014, we recognized $114 million and $263 million, respectively, of restructuring costs, which included $107 million of employee separation costs and $7 million of long-lived asset impairments and other restructuring costs for the three months ended June 30, 2014 and $249 million of employee separation costs and $14 million of long-lived asset impairments and other restructuring costs for the six months ended June 30, 2014. For the first six months of 2014, the restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs for the year ended December 31, 2014 were $441 million which included $382 million of employee separation costs, $33 million of long-lived asset impairments and $26 million of other restructuring costs. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2014 and 2015 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	382
Reduction in liability (payments and other adjustments)	(289)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	120
Reduction in liability (payments and other adjustments)	(137)
Liability balance at June 30, 2015	$165

The remaining liability balance as of June 30, 2015 represents costs for employees who have either not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2015 and 2016.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium, facility. This restructuring plan was designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action includes reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. In 2014, we recognized $273 million of these separation-related charges. For the three and six months ended June 30, 2015, we recognized $17 million and $24 million, respectively, of employee separation costs relating to this restructuring plan. We do not expect any further costs associated with this program. The employee separation liability balance as of June 30, 2015 includes $64 million related to this restructuring plan, the majority of which we expect will be paid in 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first half of 2015, we experienced favorable liquidity conditions globally in both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the first half of 2015 with $7.82 billion of cash, an increase of $480 million from year-end 2014. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $6.2 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.
Consolidated operating cash flow for the first half of 2015 was $3.36 billion, down from $4.13 billion for the same period last year. The decrease was primarily due to higher short-term incentive compensation payments of about $1.3 billion in 2015, compared to about $500 million in 2014, as well as unfavorable changes to accounts payable (primarily due to decreased material purchases). Partially offsetting these items were favorable changes to inventory. During the first half of 2015, inventory decreased to align with demand levels, while during the first half of 2014 inventory increased. We expect additional declines in inventory during the remainder of 2015 as a result of our continued focus on operational improvements and slightly lower sales. See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.
Total debt as of June 30, 2015 was $38.32 billion, a decrease of $965 million from year-end 2014. Debt related to Financial Products decreased $476 million, reflecting decreasing portfolio balances. Debt related to Machinery, Energy & Transportation decreased $489 million in the first half of 2015, primarily due to the maturity of a long term debt issuance.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of June 30, 2015 was $2.75 billion. Our three Global Credit Facilities are:

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
At June 30, 2015, Caterpillar's consolidated net worth was $22.34 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2015, Cat Financial's covenant interest coverage ratio was 2.13 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2015, Cat Financial's covenant leverage ratio was 7.60 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2015, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2015 were:

	June 30, 2015
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,116	180	3,936
Total credit lines available	14,616	2,930	11,686
Less: Commercial paper outstanding	(5,286)	—	(5,286)
Less: Utilized credit	(1,546)	(13)	(1,533)
Available credit	$7,784	$2,917	$4,867

The other external consolidated credit lines with banks as of June 30, 2015 totaled $4.12 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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
Machinery, Energy & Transportation
Net cash provided by operating activities was $2.68 billion in the first half of 2015, compared with $3.94 billion for the same period in 2014. The decrease was primarily due to unfavorable changes to accounts payable (primarily due to decreased material purchases) as well as higher short-term incentive compensation payments in 2015 and less favorable changes in accounts receivable. Partially offsetting these items were favorable changes to inventory. During the first half of 2015, inventory decreased to align with demand levels, while during the first half of 2014 inventory increased. We expect additional declines in inventory during the remainder of 2015 as a result of our continued focus on operational improvements and slightly lower sales.
Net cash used for investing activities in the first half of 2015 was $681 million, compared with net cash used of $940 million in the first half of 2014. The favorable change was primarily due to lower investments in held-to-maturity securities during the first half of 2015.
Net cash used for financing activities during the first half of 2015 was $1.83 billion, compared with net cash used of $947 million in the first half of 2014. The unfavorable change was primarily due to the issuance of long-term debt in May of 2014. Partially offsetting this item were lower share repurchases in the first half of 2015 compared to the same period a year ago.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.

Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by both management and our credit rating agencies is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 35.8 percent at June 30, 2015, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was 37.4 percent at December 31, 2014. The decrease in the debt-to-capital ratio was primarily due to the payment of debt securities during the first half of 2015.
Capital to support growth – Capital expenditures were $759 million during the first half of 2015, compared to $738 million for the same period in 2014. We expect capital expenditures in 2015 to be about the same as 2014 capital expenditures of $1.6 billion.
Appropriately funded employee benefit plans – We made $113 million of contributions to our pension plans during the first half of 2015. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $387 million of contributions to our pension plans during the first half of 2014.
Paying dividends – Dividends paid totaled $846 million in the first half of 2015, representing 70 cents per share paid. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2015, the Board announced a 10 percent increase in the dividend rate to 77 cents per share.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. As of January 1, 2015, $7.5 billion remained available under the 2014 Authorization. In the first half of 2015, we repurchased $525 million of Caterpillar common stock, leaving approximately $7.0 billion available under the 2014 Authorization. Caterpillar's basic shares outstanding as of June 30, 2015 were approximately 603 million.
In July 2015, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2015 ASR Agreement). Pursuant to the terms of the July 2015 ASR Agreement, we have agreed to repurchase a total of $1.5 billion of our common stock from Citibank, N.A., with an immediate delivery of approximately 18 million shares. The final number of shares to be repurchased and the aggregate cost per share to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in September 2015.
Financial Products
Financial Products' operating cash flow was $747 million in the first half of 2015, compared with $763 million for the same period a year ago. Net cash used for investing activities was $263 million for the first half of 2015, compared with $1.76 billion for the same period in 2014. The change was primarily due to lower levels of new retail financing at Cat Financial. Net cash used by financing activities was $141 million for the first half of 2015, compared with $877 million net cash provided by financing activities for the same period in 2014. The change was primarily due to lower funding requirements.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1.29 billion and $1.27 billion as of June 30, 2015 and December 31, 2014, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide, full-time employment was 111,247 at the end of the second quarter of 2015, compared with 115,292 at the end of the second quarter of 2014, a decrease of 4,045 full-time employees. The flexible workforce decreased by 786 for a total decrease in the global workforce of 4,831. The decrease was primarily the result of restructuring programs.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the investigation, remediation, and operating and maintenance costs are accrued against our earnings. Costs are accrued based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others. We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in Accrued expenses. We believe there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

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

In addition, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. However, we believe there is no more than a remote chance that any liability arising from these matters would be material. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Retirement Benefits

We recognized pension expense of $133 million and $264 million for the three and six months ended June 30, 2015, as compared to $119 million and $232 million for the three and six months ended June 30, 2014. The increase in expense for the three and six months ended June 30, 2015 is primarily due to higher amortization of net actuarial losses primarily due to lower discount rates at the end of 2014 compared to 2013 and changes made to our U.S. mortality assumption. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. As of June 30, 2015, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $7.19 billion.  The majority of the actuarial losses are due to changes in discount rates, losses from demographic assumptions over the past several years and plan asset losses. In the fourth quarter of 2014, the mortality assumption for our U.S. pension and other postretirement plans was reviewed to consider the use of tables that were released by the Society of Actuaries. As of December 31, 2014, the company adopted the tables with modifications to reflect historical company specific mortality experience and its best estimate of future mortality improvements. The adoption of the tables resulted in an increase in the life expectancy of plan participants and therefore an increase in our Liability for postemployment benefits of approximately $400 million.
Other postretirement benefit expense was $57 million and $115 million for the three and six months ended June 30, 2015, as compared to $60 million and $117 million for the three and six months ended June 30, 2014. Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $0.77 billion at June 30, 2015. These losses mainly reflect the impact of discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

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

We made $36 million and $113 million of contributions to our pension plans during the three and six months ended June 30, 2015, respectively. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $108 million and $387 million of contributions to our pension plans during the three and six months ended June 30, 2014, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $14.8 billion at June 30, 2015 and $16.5 billion at March 31, 2015. This represents about a $1.7 billion reduction from the end of the first quarter of 2015. About half of the decrease was in Construction Industries. In addition, the order backlog for both Energy & Transportation and Resource Industries declined. The dollar amount of backlog believed to be firm was approximately $17.3 billion at December 31, 2014. Of the total backlog, approximately $3.3 billion at June 30, 2015 was not expected to be filled in the following twelve months.

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

We have incurred restructuring costs during the three and six month periods ending June 30, 2015 and 2014. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results to be meaningful to our readers. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Profit per share - diluted	$1.16	$1.57	$2.98	$3.00
Per share restructuring costs	0.11	0.12	0.14	0.30
Profit per share excluding restructuring costs	$1.27	$1.69	$3.12	$3.30

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – Caterpillar defines Machinery, Energy & Transportation as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery, Energy & Transportation information relates to our design, manufacturing and marketing of our products. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 87 to 94 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,583	$11,583	$—	$—
Revenues of Financial Products	734	—	805	(71)	[2]
Total sales and revenues	12,317	11,583	805	(71)

Operating costs:
Cost of goods sold	8,762	8,763	—	(1)	[3]
Selling, general and administrative expenses	1,389	1,211	172	6	[3]
Research and development expenses	532	532	—	—
Interest expense of Financial Products	148	—	150	(2)	[4]
Other operating (income) expenses	356	63	300	(7)	[3]
Total operating costs	11,187	10,569	622	(4)

Operating profit	1,130	1,014	183	(67)

Interest expense excluding Financial Products	125	136	—	(11)	[4]
Other income (expense)	(13)	(71)	2	56	[5]

Consolidated profit before taxes	992	807	185	—

Provision (benefit) for income taxes	283	224	59	—
Profit of consolidated companies	709	583	126	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	126	—	(126)	[6]

Profit of consolidated and affiliated companies	711	711	126	(126)

Less: Profit (loss) attributable to noncontrolling interests	1	1	—	—

Profit [7]	$710	$710	$126	$(126)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$23,544	$23,544	$—	$—
Revenues of Financial Products	1,475	—	1,618	(143)	[2]
Total sales and revenues	25,019	23,544	1,618	(143)

Operating costs:
Cost of goods sold	17,605	17,606	—	(1)	[3]
Selling, general and administrative expenses	2,707	2,394	305	8	[3]
Research and development expenses	1,078	1,078	—	—
Interest expense of Financial Products	298	—	301	(3)	[4]
Other operating (income) expenses	674	88	599	(13)	[3]
Total operating costs	22,362	21,166	1,205	(9)

Operating profit	2,657	2,378	413	(134)

Interest expense excluding Financial Products	254	275	—	(21)	[4]
Other income (expense)	144	30	1	113	[5]

Consolidated profit before taxes	2,547	2,133	414	—

Provision (benefit) for income taxes	726	599	127	—
Profit of consolidated companies	1,821	1,534	287	—

Equity in profit (loss) of unconsolidated affiliated companies	4	4	—	—
Equity in profit of Financial Products’ subsidiaries	—	285	—	(285)	[6]

Profit of consolidated and affiliated companies	1,825	1,823	287	(285)

Less: Profit (loss) attributable to noncontrolling interests	4	2	2	—

Profit [7]	$1,821	$1,821	$285	$(285)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,821	$6,466	$1,355	$—
Receivables – trade and other	7,212	3,772	336	3,104	[2,3]
Receivables – finance	9,213	—	13,542	(4,329)	[3]
Deferred and refundable income taxes	1,441	1,386	55	—
Prepaid expenses and other current assets	859	346	526	(13)	[4]
Inventories	11,681	11,681	—	—
Total current assets	38,227	23,651	15,814	(1,238)

Property, plant and equipment – net	16,136	11,970	4,166	—
Long-term receivables – trade and other	1,290	141	254	895	[2,3]
Long-term receivables – finance	13,698	—	14,624	(926)	[3]
Investments in unconsolidated affiliated companies	229	229	—	—
Investments in Financial Products subsidiaries	—	4,256	—	(4,256)	[5]
Noncurrent deferred and refundable income taxes	1,473	2,085	93	(705)	[6]
Intangible assets	2,863	2,857	6	—
Goodwill	6,550	6,533	17	—
Other assets	1,776	386	1,390	—
Total assets	$82,242	$52,108	$36,364	$(6,230)

Liabilities
Current liabilities:
Short-term borrowings	$6,240	$14	$7,327	$(1,101)	[7]
Accounts payable	5,862	5,745	241	(124)	[8]
Accrued expenses	3,311	3,048	276	(13)	[9]
Accrued wages, salaries and employee benefits	1,597	1,568	29	—
Customer advances	1,754	1,754	—	—
Dividends payable	463	463	—	—
Other current liabilities	1,744	1,232	522	(10)	[6]
Long-term debt due within one year	4,635	12	4,623	—
Total current liabilities	25,606	13,836	13,018	(1,248)

Long-term debt due after one year	27,445	9,528	17,948	(31)	[7]
Liability for postemployment benefits	8,759	8,759	—	—
Other liabilities	3,271	2,824	1,142	(695)	[6]
Total liabilities	65,081	34,947	32,108	(1,974)
Commitments and contingencies
Stockholders’ equity
Common stock	5,142	5,142	911	(911)	[5]
Treasury stock	(16,144)	(16,144)	—	—
Profit employed in the business	34,823	34,823	3,791	(3,791)	[5]
Accumulated other comprehensive income (loss)	(6,729)	(6,729)	(581)	581	[5]
Noncontrolling interests	69	69	135	(135)	[5]
Total stockholders’ equity	17,161	17,161	4,256	(4,256)
Total liabilities and stockholders’ equity	$82,242	$52,108	$36,364	$(6,230)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,825	$1,823	$287	$(285)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,514	1,070	444	—
Undistributed profit of Financial Products	—	(35)	—	35	[3]
Other	120	70	(65)	115	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	383	377	(53)	59	[4,5]
Inventories	332	337	—	(5)	[4]
Accounts payable	(326)	(362)	24	12	[4]
Accrued expenses	(71)	(75)	4	—
Accrued wages, salaries and employee benefits	(801)	(788)	(13)	—
Customer advances	98	98	—	—
Other assets – net	85	6	48	31	[4]
Other liabilities – net	199	159	71	(31)	[4]
Net cash provided by (used for) operating activities	3,358	2,680	747	(69)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(656)	(651)	(5)	—
Expenditures for equipment leased to others	(815)	(108)	(726)	19	[4]
Proceeds from disposals of leased assets and property, plant and equipment	367	33	338	(4)	[4]
Additions to finance receivables	(4,577)	—	(6,171)	1,594	[5,8]
Collections of finance receivables	4,477	—	5,965	(1,488)	[5]
Net intercompany purchased receivables	—	—	295	(295)	[5]
Proceeds from sale of finance receivables	74	—	74	—
Net intercompany borrowings	—	(35)	1	34	[6]
Investments and acquisitions (net of cash acquired)	(63)	(63)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	168	175	—	(7)	[8]
Proceeds from sale of securities	128	6	122	—
Investments in securities	(119)	(9)	(110)	—
Other – net	(75)	(29)	(46)	—
Net cash provided by (used for) investing activities	(1,091)	(681)	(263)	(147)

Cash flow from financing activities:
Dividends paid	(846)	(846)	(250)	250	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	33	33	—	—
Treasury shares purchased	(525)	(525)	—	—
Excess tax benefit from stock-based compensation	18	18	—	—
Net intercompany borrowings	—	(1)	35	(34)	[6]
Proceeds from debt issued (original maturities greater than three months)	3,691	3	3,688	—
Payments on debt (original maturities greater than three months)	(6,089)	(509)	(5,580)	—
Short-term borrowings – net (original maturities three months or less)	1,972	6	1,966	—
Net cash provided by (used for) financing activities	(1,753)	(1,828)	(141)	216
Effect of exchange rate changes on cash	(34)	(22)	(12)	—
Increase (decrease) in cash and short-term investments	480	149	331	—
Cash and short-term investments at beginning of period	7,341	6,317	1,024	—
Cash and short-term investments at end of period	$7,821	$6,466	$1,355	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of businesses and investments.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,927	$1,922	$342	$(337)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,570	1,122	448	—
Undistributed profit of Financial Products	—	(87)	—	87	[3]
Other	240	199	(60)	101	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	251	707	35	(491)	[4,5]
Inventories	(439)	(431)	—	(8)	[4]
Accounts payable	438	431	(69)	76	[4]
Accrued expenses	7	81	(74)	—
Accrued wages, salaries and employee benefits	283	286	(3)	—
Customer advances	(14)	(14)	—	—
Other assets – net	(105)	(40)	(15)	(50)	[4]
Other liabilities – net	(24)	(234)	159	51	[4]
Net cash provided by (used for) operating activities	4,134	3,942	763	(571)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(710)	(707)	(3)	—
Expenditures for equipment leased to others	(825)	(31)	(828)	34	[4]
Proceeds from disposals of leased assets and property, plant and equipment	442	48	398	(4)	[4]
Additions to finance receivables	(5,760)	—	(7,223)	1,463	[5,8]
Collections of finance receivables	4,719	—	5,994	(1,275)	[5]
Net intercompany purchased receivables	—	—	(109)	109	[5]
Proceeds from sale of finance receivables	104	—	107	(3)	[5]
Net intercompany borrowings	—	—	1	(1)	[6]
Investments and acquisitions (net of cash acquired)	(15)	(15)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	139	142	—	(3)	[8]
Proceeds from sale of securities	222	12	210	—
Investments in securities	(673)	(417)	(256)	—
Other – net	(25)	28	(53)	—
Net cash provided by (used for) investing activities	(2,382)	(940)	(1,762)	320

Cash flow from financing activities:
Dividends paid	(757)	(757)	(250)	250	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Contribution from noncontrolling interests	2	2	—	—
Common stock issued, including treasury shares reissued	194	194	—	—
Treasury shares purchased	(1,738)	(1,738)	—	—
Excess tax benefit from stock-based compensation	131	131	—	—
Net intercompany borrowings	—	(1)	—	1	[6]
Proceeds from debt issued (original maturities greater than three months)	6,951	1,990	4,961	—
Payments on debt (original maturities greater than three months)	(6,344)	(770)	(5,574)	—
Short-term borrowings – net (original maturities three months or less)	1,749	9	1,740	—
Net cash provided by (used for) financing activities	181	(947)	877	251
Effect of exchange rate changes on cash	(87)	(37)	(50)	—
Increase (decrease) in cash and short-term investments	1,846	2,018	(172)	—
Cash and short-term investments at beginning of period	6,081	4,597	1,484	—
Cash and short-term investments at end of period	$7,927	$6,615	$1,312	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of portions of the Bucyrus distribution business to Cat dealers.

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

Changes in internal control over financial reporting

During the second quarter of 2015, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions) [1]
April 1-30, 2015	230,265	$86.86	230,265	$7.080
May 1-31, 2015	1,197,846	$87.65	1,197,846	$6.975
June 1-30, 2015	—	$—	—	$6.975
Total	1,428,111	$87.52	1,428,111

[1]
In January 2014, the Board of Directors authorized the repurchase of $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). As of June 30, 2015, approximately $7.0 billion remained available under the 2014 Authorization.

Share repurchases in the table above are reported based on trade dates.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2015	2,073	$86.18	N/A	N/A
May 1-31, 2015	18,345	$87.46	N/A	N/A
June 1-30, 2015	—	$—	N/A	N/A
Total	20,418	$87.33
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees.  As of June 30, 2015, the EIP Plans had approximately 13,500 active participants in the aggregate.  During the second quarter of 2015, approximately 377,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2015).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

July 31, 2015	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

July 31, 2015	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

July 31, 2015	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

July 31, 2015	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2015).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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