Form 10-Q
period 2015-09-30
CATERPILLAR INC
filed 2015-10-30
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2015, 582,233,801 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2015	2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,285	$12,758
Revenues of Financial Products	677	791
Total sales and revenues	10,962	13,549

Operating costs:
Cost of goods sold	7,954	9,634
Selling, general and administrative expenses	1,225	1,446
Research and development expenses	534	533
Interest expense of Financial Products	142	157
Other operating (income) expenses	394	387
Total operating costs	10,249	12,157

Operating profit	713	1,392

Interest expense excluding Financial Products	127	128
Other income (expense)	(68)	117

Consolidated profit before taxes	518	1,381

Provision (benefit) for income taxes	144	364
Profit of consolidated companies	374	1,017

Equity in profit (loss) of unconsolidated affiliated companies	(3)	4

Profit of consolidated and affiliated companies	371	1,021

Less: Profit (loss) attributable to noncontrolling interests	3	4

Profit [1]	$368	$1,017

Profit per common share	$0.63	$1.66

Profit per common share – diluted [2]	$0.62	$1.63

Weighted-average common shares outstanding (millions)
– Basic	588.4	611.5
– Diluted [2]	594.8	622.8

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2015	2014

Profit of consolidated and affiliated companies	$371	$1,021
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2015 - $(5); 2014 - $(44)	(235)	(710)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2015 - $(21); 2014 - $(2)	44	4
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2015 - $(56); 2014 - $(44)	108	86
Current year prior service credit (cost), net of tax (provision)/benefit of: 2015 - $(1); 2014 - $(1)	1	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2015 - $5; 2014 - $3	(8)	(6)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $7; 2014 - $17	(12)	(30)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $(11); 2014 - $1	20	—

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $10; 2014 - $5	(15)	(5)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $9; 2014 - $7	(18)	(13)

Total other comprehensive income (loss), net of tax	(115)	(674)
Comprehensive income	256	347
Less: comprehensive income attributable to the noncontrolling interests	(2)	(4)
Comprehensive income attributable to stockholders	$254	$343

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2015	2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$33,829	$38,642
Revenues of Financial Products	2,152	2,298
Total sales and revenues	35,981	40,940

Operating costs:
Cost of goods sold	25,559	29,268
Selling, general and administrative expenses	3,932	4,175
Research and development expenses	1,612	1,557
Interest expense of Financial Products	440	470
Other operating (income) expenses	1,068	1,205
Total operating costs	32,611	36,675

Operating profit	3,370	4,265

Interest expense excluding Financial Products	381	358
Other income (expense)	76	236

Consolidated profit before taxes	3,065	4,143

Provision (benefit) for income taxes	870	1,201
Profit of consolidated companies	2,195	2,942

Equity in profit (loss) of unconsolidated affiliated companies	1	6

Profit of consolidated and affiliated companies	2,196	2,948

Less: Profit (loss) attributable to noncontrolling interests	7	10

Profit [1]	$2,189	$2,938

Profit per common share	$3.66	$4.73

Profit per common share – diluted [2]	$3.62	$4.64

Weighted-average common shares outstanding (millions)
– Basic	597.9	620.6
– Diluted [2]	605.3	632.7

Cash dividends declared per common share	$1.47	$1.30

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2015	2014

Profit of consolidated and affiliated companies	$2,196	$2,948
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2015 - $(60); 2014 - $(52)	(810)	(643)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2015 - $(35); 2014 - $(7)	68	14
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2015 - $(168); 2014 - $(132)	326	258
Current year prior service credit (cost), net of tax (provision)/benefit of: 2015 - $(1); 2014 - $(1)	1	1
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2015 - $14; 2014 - $10	(26)	(18)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $9; 2014 - $33	(15)	(57)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $(40); 2014 - $7	69	(10)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2015 - $10; 2014 - $(6)	(13)	18
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2015 - $10; 2014 - $11	(21)	(23)

Total other comprehensive income (loss), net of tax	(421)	(460)
Comprehensive income	1,775	2,488
Less: comprehensive income attributable to the noncontrolling interests	2	(9)
Comprehensive income attributable to stockholders	$1,777	$2,479

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and short-term investments	$6,046	$7,341
Receivables – trade and other	6,783	7,737
Receivables – finance	8,862	9,027
Deferred and refundable income taxes	1,446	1,739
Prepaid expenses and other current assets	993	818
Inventories	11,150	12,205
Total current assets	35,280	38,867

Property, plant and equipment – net	15,955	16,577
Long-term receivables – trade and other	1,266	1,364
Long-term receivables – finance	13,551	14,644
Investments in unconsolidated affiliated companies	231	257
Noncurrent deferred and refundable income taxes	1,559	1,404
Intangible assets	2,841	3,076
Goodwill	6,546	6,694
Other assets	1,740	1,798
Total assets	$78,969	$84,681

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$12	$9
Financial Products	6,068	4,699
Accounts payable	5,206	6,515
Accrued expenses	3,306	3,548
Accrued wages, salaries and employee benefits	1,678	2,438
Customer advances	1,610	1,697
Dividends payable	—	424
Other current liabilities	1,698	1,754
Long-term debt due within one year:
Machinery, Energy & Transportation	516	510
Financial Products	5,739	6,283
Total current liabilities	25,833	27,877

Long-term debt due after one year:
Machinery, Energy & Transportation	8,997	9,493
Financial Products	16,211	18,291
Liability for postemployment benefits	8,638	8,963
Other liabilities	3,322	3,231
Total liabilities	63,001	67,855
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/15 and 12/31/14 – 814,894,624) at paid-in amount	5,190	5,016
Treasury stock (9/30/15 – 232,660,823 shares; 12/31/14 – 208,728,065 shares) at cost	(17,642)	(15,726)
Profit employed in the business	35,191	33,887
Accumulated other comprehensive income (loss)	(6,843)	(6,431)
Noncontrolling interests	72	80
Total stockholders’ equity	15,968	16,826
Total liabilities and stockholders’ equity	$78,969	$84,681

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2014
Balance at December 31, 2013	$4,709	$(11,854)	$31,854	$(3,898)	$67	$20,878
Profit of consolidated and affiliated companies	—	—	2,938	—	10	2,948
Foreign currency translation, net of tax	—	—	—	(642)	(1)	(643)
Pension and other postretirement benefits, net of tax	—	—	—	255	—	255
Derivative financial instruments, net of tax	—	—	—	(67)	—	(67)
Available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Change in ownership from noncontrolling interests	—	—	—	—	4	4
Dividends declared	—	—	(815)	—	—	(815)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 9,338,857	(109)	327	—	—	—	218
Stock-based compensation expense	207	—	—	—	—	207
Net excess tax benefits from stock-based compensation	161	—	—	—	—	161
Common shares repurchased: 41,762,325 [1]	—	(4,238)	—	—	—	(4,238)
Balance at September 30, 2014	$4,968	$(15,765)	$33,977	$(4,357)	$73	$18,896

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$5,016	$(15,726)	$33,887	$(6,431)	$80	$16,826
Profit of consolidated and affiliated companies	—	—	2,189	—	7	2,196
Foreign currency translation, net of tax	—	—	—	(801)	(9)	(810)
Pension and other postretirement benefits, net of tax	—	—	—	369	—	369
Derivative financial instruments, net of tax	—	—	—	54	—	54
Available-for-sale securities, net of tax	—	—	—	(34)	—	(34)
Dividends declared	—	—	(885)	—	—	(885)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,843,506	(75)	109	—	—	—	34
Stock-based compensation expense	240	—	—	—	—	240
Net excess tax benefits from stock-based compensation	7	—	—	—	—	7
Common shares repurchased: 25,841,608 [1]	—	(2,025)	—	—	—	(2,025)
Other	2	—	—	—	1	3
Balance at September 30, 2015	$5,190	$(17,642)	$35,191	$(6,843)	$72	$15,968

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30,
	2015	2014
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,196	$2,948
Adjustments for non-cash items:
Depreciation and amortization	2,272	2,368
Other	354	327
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	614	393
Inventories	840	(859)
Accounts payable	(893)	518
Accrued expenses	(25)	(44)
Accrued wages, salaries and employee benefits	(704)	648
Customer advances	(36)	(132)
Other assets – net	(108)	(104)
Other liabilities – net	354	123
Net cash provided by (used for) operating activities	4,864	6,186

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(946)	(1,072)
Expenditures for equipment leased to others	(1,251)	(1,310)
Proceeds from disposals of leased assets and property, plant and equipment	473	681
Additions to finance receivables	(7,099)	(8,464)
Collections of finance receivables	6,849	7,264
Proceeds from sale of finance receivables	101	154
Investments and acquisitions (net of cash acquired)	(140)	(18)
Proceeds from sale of businesses and investments (net of cash sold)	174	196
Proceeds from sale of securities	238	347
Investments in securities	(296)	(769)
Other – net	(76)	(12)
Net cash provided by (used for) investing activities	(1,973)	(3,003)

Cash flow from financing activities:
Dividends paid	(1,309)	(1,197)
Distribution to noncontrolling interests	(7)	(7)
Contribution from noncontrolling interests	—	2
Common stock issued, including treasury shares reissued	34	218
Treasury shares purchased	(2,025)	(4,238)
Excess tax benefit from stock-based compensation	20	162
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	3	1,991
Financial Products	4,079	7,112
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(513)	(779)
Financial Products	(6,259)	(7,114)
Short-term borrowings – net (original maturities three months or less)	1,922	791
Net cash provided by (used for) financing activities	(4,055)	(3,059)
Effect of exchange rate changes on cash	(131)	(123)
Increase (decrease) in cash and short-term investments	(1,295)	1
Cash and short-term investments at beginning of period	7,341	6,081
Cash and short-term investments at end of period	$6,046	$6,082

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2015 and 2014, (b) the consolidated comprehensive income for the three and nine month periods ended September 30, 2015 and 2014, (c) the consolidated financial position at September 30, 2015 and December 31, 2014, (d) the consolidated changes in stockholders’ equity for the nine month periods ended September 30, 2015 and 2014 and (e) the consolidated cash flow for the nine month periods ended September 30, 2015 and 2014.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

As previously disclosed, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, we concluded that certain non-cash transactions should be excluded from both changes in Receivables-trade and other and Accounts payable when preparing our Consolidated Statement of Cash Flow. Accordingly, we prepared our Consolidated Statement of Cash Flow for the nine months ended September 30, 2014 on that basis. We subsequently concluded that our prior policy of including those transactions in the changes in Receivables-trade and other and Accounts payable is acceptable. Accordingly, we prepared our Consolidated Statement of Cash Flow for the year ended December 31, 2014 using our prior policy. We have revised our Consolidated Statement of Cash Flow to increase Receivables-trade and other and decrease Accounts payable by $149 million for the nine months ended September 30, 2014. The revisions did not impact net cash provided by operating activities.

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

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	September 30, 2015	December 31, 2014
Receivables - trade and other	$48	$36
Receivables - finance	492	216
Long-term receivables - finance	63	285
Investments in unconsolidated affiliated companies	28	83
Guarantees	98	129
Total	$729	$749

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

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the new guidance, debt issuance costs were required to be presented in the balance sheet as an asset. This guidance is effective January 1, 2016. We do not expect the adoption to have a material impact on our financial statements.

Fair value disclosures for investments in certain entities that calculate net asset value per share – In May 2015, the FASB issued accounting guidance which removes the requirement to categorize within the fair value hierarchy investments measured at net asset value (or its equivalent) as a practical expedient for fair value. The new guidance requires that the amount of these investments continue to be disclosed to reconcile the fair value hierarchy disclosure to the balance sheet. The guidance is effective January 1, 2016 and will be applied retrospectively with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Simplifying the measurement of inventory – In July 2015, the FASB issued accounting guidance which requires that inventory be measured at the lower of cost or net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. The guidance is effective January 1, 2017. We do not expect the adoption to have a material impact on our financial statements.

Simplifying the accounting for measurement-period adjustments – In September 2015, the FASB issued accounting guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. An acquirer in a business combination is required to report provisional amounts when measurements are incomplete at the end of the reporting period covering the business combination. Prior to the issuance of the new guidance, an acquirer was required to adjust such provisional amounts by restating prior period financial statements. Under the new guidance, the acquirer will recognize the measurement-period adjustment in the period the adjustment is determined. The guidance is effective January 1, 2016 and will be applied prospectively with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

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

We recognized pretax stock-based compensation expense in the amount of $48 million and $240 million for the three and nine months ended September 30, 2015, respectively; and $70 million and $207 million for the three and nine months ended September 30, 2014, respectively. The change in stock-based compensation expense for the third quarter was primarily due to the change in award terms for participants that met the criteria for a "Long Service Separation", as the removal of the six-month requisite service period results in higher expense in the first quarter (period of grant) and lower expense over the following two quarters.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2015 and 2014, respectively:

	2015			2014
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	7,939,497	$23.61	$83.34	4,448,218	$29.52	$96.31
RSUs	1,822,729	$77.54	$83.01	1,429,512	$89.18	$96.31

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2015 and 2014, respectively:

	Grant Year
	2015	2014
Weighted-average dividend yield	2.27%	2.15%
Weighted-average volatility	28.4%	28.2%
Range of volatilities	19.9-35.9%	18.4-36.2%
Range of risk-free interest rates	0.22-2.08%	0.12-2.60%
Weighted-average expected lives	8 years	8 years

As of September 30, 2015, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $261 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of September 30, 2015, the maximum term of these outstanding contracts was approximately 15 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Indian rupee, Japanese yen, Mexican peso, Norwegian krona, Singapore dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery, Energy & Transportation foreign currency contracts are undesignated.

As of September 30, 2015, $19 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of September 30, 2015, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of September 30, 2015, $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of

Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2015	December 31, 2014
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$16	$25
Machinery, Energy & Transportation	Accrued expenses	(47)	(134)
Machinery, Energy & Transportation	Other liabilities	(2)	—
Interest rate contracts
Financial Products	Receivables – trade and other	1	6
Financial Products	Long-term receivables – trade and other	65	73
Financial Products	Accrued expenses	(4)	(8)
		$29	$(38)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$6	$2
Machinery, Energy & Transportation	Accrued expenses	(11)	(43)
Financial Products	Receivables – trade and other	3	5
Financial Products	Long-term receivables – trade and other	35	17
Financial Products	Accrued expenses	(5)	(15)
Commodity contracts
Machinery, Energy & Transportation	Accrued expenses	(12)	(14)
		$16	$(48)

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	September 30, 2015	December 31, 2014

Machinery, Energy & Transportation	$2,198	$3,128
Financial Products	$3,785	$5,249

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$3	$(3)	$(19)	$1
		$3	$(3)	$(19)	$1

		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(11)	$10	$(38)	$24
		$(11)	$10	$(38)	$24

Cash Flow Hedges
	Three Months Ended September 30, 2015
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(18)	Other income (expense)	$(29)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(1)	—
	$(19)		$(31)	$—

	Three Months Ended September 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(45)	Other income (expense)	$4	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(2)	—
	$(47)		$1	$—

	Nine Months Ended September 30, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(25)	Other income (expense)	$(101)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(4)	—
Financial Products	1	Interest expense of Financial Products	(4)	—
	$(24)		$(109)	$—

	Nine Months Ended September 30, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(20)	Other income (expense)	$24	$—
Interest rate contracts
Machinery, Energy & Transportation	(63)	Interest expense excluding Financial Products	(3)	—
Financial Products	(7)	Interest expense of Financial Products	(4)	—
	$(90)		$17	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$7	$(44)
Financial Products	Other income (expense)	6	(19)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(8)	(6)
		$5	$(69)

	Classification of Gains (Losses)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(22)	$(35)
Financial Products	Other income (expense)	(18)	(36)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(15)	(3)
		$(55)	$(74)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2015 and December 31, 2014, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$22	$—	$22	$(20)	$—	$2
Financial Products	104	—	104	(7)	—	97
Total	$126	$—	$126	$(27)	$—	$99

September 30, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(72)	$—	$(72)	$20	$—	$(52)
Financial Products	(9)	—	(9)	7	—	(2)
Total	$(81)	$—	$(81)	$27	$—	$(54)

December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$27	$—	$27	$(27)	$—	$—
Financial Products	101	—	101	(8)	—	93
Total	$128	$—	$128	$(35)	$—	$93

December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(191)	$—	$(191)	$27	$—	$(164)
Financial Products	(23)	—	(23)	8	—	(15)
Total	$(214)	$—	$(214)	$35	$—	$(179)

5.                                     Inventories

Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method, and are comprised of the following:

(Millions of dollars)	September 30, 2015	December 31, 2014
Raw materials	$2,862	$2,986
Work-in-process	1,987	2,455
Finished goods	6,042	6,504
Supplies	259	260
Total inventories	$11,150	$12,205

6.                                     Investments in unconsolidated affiliated companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$205	$453	$558	$1,253
Cost of sales	166	357	437	974
Gross profit	$39	$96	$121	$279

Profit (loss)	$(10)	$(7)	$(2)	$(17)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	September 30, 2015	December 31, 2014
Assets:
Current assets	$506	$716
Property, plant and equipment – net	187	653
Other assets	198	557
	891	1,926
Liabilities:
Current liabilities	298	518
Long-term debt due after one year	206	867
Other liabilities	13	215
	517	1,600
Equity	$374	$326

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	September 30, 2015	December 31, 2014
Investments in equity method companies	$188	$248
Plus: Investments in cost method companies	43	9
Total investments in unconsolidated affiliated companies	$231	$257

The changes in the 2015 results of operations, financial position and investments in equity method companies noted above are primarily related to the sale of Caterpillar's 35 percent equity interest in the third party logistics business, formerly Caterpillar Logistics Services LLC. In February 2015, we sold our interest to an affiliate of The Goldman Sachs Group,

Inc. and investment funds affiliated with Rhône Capital LLC for $177 million, which was comprised of $167 million in cash and a $10 million note receivable included in Long-term receivables - trade and other in the Consolidated Statement of Financial Position. As a result of the sale, we recognized a pretax gain of $120 million (included in Other income (expense)) and derecognized the carrying value of our noncontrolling interest of $57 million, which was previously included in Investments in unconsolidated affiliated companies in the Consolidated Statement of Financial Position. The gain on the disposal is included as a reconciling item between Segment profit and Consolidated profit before taxes. The sale of this investment supports Caterpillar's increased focus on growth opportunities in its core businesses.

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2015
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,427	$(773)	$1,654
Intellectual property	11	1,720	(645)	1,075
Other	13	187	(75)	112
Total finite-lived intangible assets	14	$4,334	$(1,493)	$2,841

		December 31, 2014
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(669)	$1,820
Intellectual property	11	1,724	(578)	1,146
Other	11	239	(129)	110
Total finite-lived intangible assets	14	$4,452	$(1,376)	$3,076

Amortization expense for the three and nine months ended September 30, 2015 was $81 million and $255 million, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $91 million and $276 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
Remaining Three Months of 2015	2016	2017	2018	2019	Thereafter
$88	$327	$325	$319	$317	$1,465

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill was impaired during the nine months ended September 30, 2015 or 2014.

During 2015, we acquired net assets with related goodwill of $21 million in the Energy & Transportation segment.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015 were as follows:

(Millions of dollars)	December 31, 2014	Acquisitions	Other Adjustments [1]	September 30, 2015
Construction Industries
Goodwill	$275	$—	$(10)	$265
Resource Industries
Goodwill	4,287	—	(119)	4,168
Impairments	(580)	—	—	(580)
Net goodwill	3,707	—	(119)	3,588
Energy & Transportation
Goodwill	2,542	21	(38)	2,525
All Other [2]
Goodwill	192	—	(2)	190
Impairments	(22)	—	—	(22)
Net goodwill	170	—	(2)	168
Consolidated total
Goodwill	7,296	21	(169)	7,148
Impairments	(602)	—	—	(602)
Net goodwill	$6,694	$21	$(169)	$6,546

1  Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segments (See Note 15).

8.                                     Available-for-sale securities

We have investments in certain debt and equity securities, primarily at Insurance Services, that have been classified as available-for-sale and recorded at fair value. These investments are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the specific identification method for debt and equity securities and are included in Other income (expense) in the Consolidated Statement of Results of Operations.

The cost basis and fair value of available-for-sale securities were as follows:

	September 30, 2015			December 31, 2014
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$13	$—	$13	$10	$—	$10
Other U.S. and non-U.S. government bonds	82	1	83	94	—	94

Corporate bonds
Corporate bonds	700	13	713	677	16	693
Asset-backed securities	96	1	97	103	2	105

Mortgage-backed debt securities
U.S. governmental agency	270	4	274	292	2	294
Residential	13	—	13	15	—	15
Commercial	59	3	62	63	4	67

Equity securities
Large capitalization value	212	38	250	150	83	233
Real estate investment trust (REIT)	8	—	8	—	—	—
Smaller company growth	31	19	50	17	26	43
Total	$1,484	$79	$1,563	$1,421	$133	$1,554

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$155	$2	$23	$—	$178	$2
Mortgage-backed debt securities
U.S. governmental agency	15	—	60	1	75	1
Equity securities
Large capitalization value	84	8	1	—	85	8
Small company growth	13	2	—	—	13	2
Total	$267	$12	$84	$1	$351	$13

	December 31, 2014
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$195	$1	$32	$—	$227	$1
Mortgage-backed debt securities
U.S. governmental agency	34	—	140	3	174	3
Equity securities
Large capitalization value	15	2	1	—	16	2
Total	$244	$3	$173	$3	$417	$6
 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2015
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$102	$102
Due after one year through five years	739	752
Due after five years through ten years	21	22
Due after ten years	29	30
U.S. governmental agency mortgage-backed securities	270	274
Residential mortgage-backed securities	13	13
Commercial mortgage-backed securities	59	62
Total debt securities – available-for-sale	$1,233	$1,255

Sales of Securities:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2015	2014	2015	2014
Proceeds from the sale of available-for-sale securities	$110	$125	$238	$347
Gross gains from the sale of available-for-sale securities	$32	$22	$38	$36
Gross losses from the sale of available-for-sale securities	$1	$1	$2	$1

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
For the three months ended:
Components of net periodic benefit cost:
Service cost	$45	$39	$28	$28	$26	$19
Interest cost	151	162	37	47	46	54
Expected return on plan assets [1]	(220)	(221)	(66)	(66)	(13)	(13)
Amortization of:
Prior service cost (credit) [2]	1	5	—	—	(14)	(14)
Net actuarial loss (gain) [3]	126	98	25	22	13	10
Net periodic benefit cost	103	83	24	31	58	56
Curtailments, settlements and termination benefits [4]	—	—	7	5	—	—
Total cost included in operating profit	$103	$83	$31	$36	$58	$56

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$136	$118	$85	$83	$76	$62
Interest cost	454	486	115	139	138	160
Expected return on plan assets [1]	(659)	(664)	(199)	(195)	(39)	(39)
Amortization of:
Prior service cost (credit) [2]	1	13	—	—	(41)	(41)
Net actuarial loss (gain) [3]	380	294	75	65	39	31
Net periodic benefit cost	312	247	76	92	173	173
Curtailments, settlements and termination benefits [4]	—	—	10	12	—	—
Total cost included in operating profit	$312	$247	$86	$104	$173	$173

Weighted-average assumptions used to determine net cost:
Discount rate	3.8%	4.6%	3.3%	4.1%	3.9%	4.6%
Expected rate of return on plan assets	7.4%	7.8%	6.8%	6.9%	7.8%	7.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.2%	4.0%	4.0%

[1]	Expected return on plan assets developed using calculated market-related value of plan assets which recognizes differences in expected and actual returns over a three-year period.

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

We made $36 million and $149 million of contributions to our pension plans during the three and nine months ended September 30, 2015, respectively. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $68 million and $455 million of contributions to our pension plans during the three and nine months ended September 30, 2014, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2015	2014	2015	2014
U.S. Plans	$31	$62	$188	$232
Non-U.S. Plans	19	21	58	62
	$50	$83	$246	$294

The decrease in the U.S. defined contribution benefit costs for the three and nine months ended September 30, 2015 is primarily due to fair value adjustments related to our non-qualified deferred compensation plans.

10.                              Guarantees and product warranty

Caterpillar dealer performance guarantees
We have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds have varying terms and are issued to insure governmental agencies against nonperformance by certain dealers.  We also provided guarantees to third-parties related to the performance of contractual obligations by certain Caterpillar dealers. These guarantees have varying terms and cover potential financial losses incurred by the third-parties resulting from the dealers’ nonperformance.

Customer loan guarantees
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

Supplier consortium performance guarantee
We have provided a guarantee to one of our customers in Brazil related to the performance of contractual obligations by a supplier consortium to which one of our Caterpillar subsidiaries is a member. The guarantee covers potential damages (some of them capped) incurred by the customer resulting from the supplier consortium’s non-performance. The guarantee will expire when the supplier consortium performs all its contractual obligations, which is expected to be completed in 2025.

Third party logistics business lease guarantees
We have provided guarantees to third-party lessors for certain properties leased by a third party logistics business, formerly Caterpillar Logistics Services LCC, in which we sold our 35 percent equity interest in the first quarter of 2015 (see Note 6). The guarantees are for the possibility that the third party logistics business would default on real estate lease payments. The guarantees were granted at lease inception and generally will expire at the end of the lease terms.

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2015 and December 31, 2014, the related liability was $13 million and $12 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2015	December 31, 2014
Caterpillar dealer performance guarantees	$220	$209
Customer loan guarantees	58	49
Supplier consortium performance guarantee	294	321
Third party logistics business lease guarantees	112	129
Other guarantees	23	32
Total guarantees	$707	$740

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2015 and December 31, 2014, the SPC’s assets of $1,289 million and $1,086 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,288 million and $1,085 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2015
Warranty liability, January 1	$1,426
Reduction in liability (payments)	(650)
Increase in liability (new warranties)	604
Warranty liability, September 30	$1,380

(Millions of dollars)	2014
Warranty liability, January 1	$1,367
Reduction in liability (payments)	(1,071)
Increase in liability (new warranties)	1,130	[1]
Warranty liability, December 31	$1,426

1 The increase in liability includes approximately $170 million for changes in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

11.                               Profit per share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2015	2014	2015	2014
Profit for the period (A) [1]	$368	$1,017	$2,189	$2,938
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	588.4	611.5	597.9	620.6
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	6.4	11.3	7.4	12.1
Average common shares outstanding for fully diluted computation (C) [2]	594.8	622.8	605.3	632.7
Profit per share of common stock:
Assuming no dilution (A/B)	$0.63	$1.66	$3.66	$4.73
Assuming full dilution (A/C) [2]	$0.62	$1.63	$3.62	$4.64
Shares outstanding as of September 30 (in millions)			582.2	605.4

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 22,281,448 common shares were outstanding for the three and nine months ended September 30, 2015, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2014, there were outstanding SARs and stock options to purchase 7,494,204 and 10,288,573 common shares which were anti-dilutive.

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

In July 2015, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2015 ASR Agreement), which was completed in September 2015. Pursuant to the terms of the July 2015 ASR Agreement, a total of approximately 19.6 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.5 billion. For the nine months ended September 30, 2015, a total of 25.8 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $2.0 billion. Through the end of the third quarter of 2015, approximately $4.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2015
Balance at June 30, 2015	$(1,555)	$(5,183)	$(73)	$82	$(6,729)
Other comprehensive income (loss) before reclassifications	(234)	45	(12)	(15)	(216)
Amounts reclassified from accumulated other comprehensive (income) loss	—	100	20	(18)	102
Other comprehensive income (loss)	(234)	145	8	(33)	(114)
Balance at September 30, 2015	$(1,789)	$(5,038)	$(65)	$49	$(6,843)

Three Months Ended September 30, 2014
Balance at June 30, 2014	$244	$(3,981)	$(42)	$96	$(3,683)
Other comprehensive income (loss) before reclassifications	(710)	4	(30)	(5)	(741)
Amounts reclassified from accumulated other comprehensive (income) loss	—	80	—	(13)	67
Other comprehensive income (loss)	(710)	84	(30)	(18)	(674)
Balance at September 30, 2014	$(466)	$(3,897)	$(72)	$78	$(4,357)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(988)	$(5,407)	$(119)	$83	$(6,431)
Other comprehensive income (loss) before reclassifications	(801)	69	(15)	(13)	(760)
Amounts reclassified from accumulated other comprehensive (income) loss	—	300	69	(21)	348
Other comprehensive income (loss)	(801)	369	54	(34)	(412)
Balance at September 30, 2015	$(1,789)	$(5,038)	$(65)	$49	$(6,843)

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$176	$(4,152)	$(5)	$83	$(3,898)
Other comprehensive income (loss) before reclassifications	(642)	15	(57)	18	(666)
Amounts reclassified from accumulated other comprehensive (income) loss	—	240	(10)	(23)	207
Other comprehensive income (loss)	(642)	255	(67)	(5)	(459)
Balance at September 30, 2014	$(466)	$(3,897)	$(72)	$78	$(4,357)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended September 30,
(Millions of dollars)	Classification of income (expense)	2015	2014

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(164)	$(130)
Amortization of prior service credit (cost)	Note 9 [1]	13	9
Reclassifications before tax		(151)	(121)
Tax (provision) benefit		51	41
Reclassifications net of tax		$(100)	$(80)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(29)	$4
Interest rate contracts	Interest expense excluding Financial Products	(1)	(1)
Interest rate contracts	Interest expense of Financial Products	(1)	(2)
Reclassifications before tax		(31)	1
Tax (provision) benefit		11	(1)
Reclassifications net of tax		$(20)	$—

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$27	$20
Tax (provision) benefit		(9)	(7)
Reclassifications net of tax		$18	$13

Total reclassifications from Accumulated other comprehensive income (loss)		$(102)	$(67)

1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Nine Months Ended September 30,
(Millions of dollars)	Classification of income (expense)	2015	2014

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(494)	$(390)
Amortization of prior service credit (cost)	Note 9 [1]	40	28
Reclassifications before tax		(454)	(362)
Tax (provision) benefit		154	122
Reclassifications net of tax		$(300)	$(240)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(101)	$24
Interest rate contracts	Interest expense excluding Financial Products	(4)	(3)
Interest rate contracts	Interest expense of Financial Products	(4)	(4)
Reclassifications before tax		(109)	17
Tax (provision) benefit		40	(7)
Reclassifications net of tax		$(69)	$10

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$31	$34
Tax (provision) benefit		(10)	(11)
Reclassifications net of tax		$21	$23

Total reclassifications from Accumulated other comprehensive income (loss)		$(348)	$(207)

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

On January 8, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requests documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company has received additional subpoenas relating to this investigation requesting additional documents and information relating to, among other things, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries, dividend distributions of certain non-U.S. Caterpillar subsidiaries, and Caterpillar SARL and related structures. The Company is cooperating with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

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
On September 10, 2014, the SEC issued to Caterpillar a subpoena seeking information concerning the Company’s accounting for the goodwill relating to its acquisition of Bucyrus International Inc. in 2011 and related matters. The Company has received additional subpoenas relating to this investigation, and the Company is cooperating with the SEC regarding its ongoing investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

14.                              Income taxes

The provision for income taxes for the first nine months of 2015 reflects an estimated annual tax rate of 27 percent compared with 29.5 percent for the first nine months of 2014, excluding the items discussed below. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015, including the impact of restructuring costs primarily at higher U.S. tax rates. The impact of the U.S. research and development tax credit is not included in either the first nine months of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

The provision for income taxes for the first nine months of 2015 also includes a $42 million net charge to increase unrecognized tax benefits by $68 million as discussed below, offset by a benefit of $26 million to record U.S. refund claims related to prior tax years currently under examination. The provision for income taxes for the first nine months of 2014 also included a net benefit of $21 million to adjust prior years' U.S. taxes and interest.

On January 30, 2015, we received a Revenue Agent's Report (RAR) from the IRS indicating the end of the field examination of our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. The RAR proposed tax increases and penalties for these years of approximately $1 billion primarily related to two significant areas that we are vigorously contesting through the IRS Appeals process. In the first area, the IRS has proposed to tax in the United States profits earned from certain parts transactions by one of our non-U.S. subsidiaries, Caterpillar SARL (CSARL), based on the IRS examination team's application of the "substance-over-form" or "assignment-of-income" judicial doctrines. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. tax returns on this same basis for years after 2009. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits for this matter within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In the second area, the IRS disallowed approximately $125 million of foreign tax credits that arose as a result of certain financings unrelated to CSARL. As previously disclosed, we have been monitoring several court cases involving other taxpayers relating to the disallowance of their foreign tax credits. In the third quarter of 2015, decisions of the U.S. Court of Appeals for the Second Circuit involving other taxpayers caused us to conclude the benefits of this uncertain tax position are no longer more likely than not to be sustained based on technical merits. As tax benefits related to this tax position can no longer be recognized in the financial statements, we increased unrecognized tax benefits by $68 million. We will continue to monitor ongoing court cases involving other taxpayers for information that may impact our analysis of this tax position.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 39 to 45 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

•
Restructuring and related costs: Primarily costs for employee separations, long-lived asset impairments and contract terminations. Beginning in the third quarter of 2015, restructuring costs also include other exit-related costs associated with the consolidation of manufacturing facilities as we expect these costs to be significant as we implement the restructuring plan that was announced on September 24, 2015. Other exit-related costs are primarily for equipment relocation and accelerated depreciation. A table, Reconciliation of Restructuring and related costs on page 42, has been included to illustrate how segment profit would have been impacted by the restructuring and related costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended September 30,
(Millions of dollars)
	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$3,792	$34	$3,826	$118	$378	$5,712	$54
Resource Industries	1,796	93	1,889	158	(68)	8,682	66
Energy & Transportation	4,213	417	4,630	161	635	8,670	160
Machinery, Energy & Transportation	$9,801	$544	$10,345	$437	$945	$23,064	$280
Financial Products Segment	752	—	752	210	207	35,414	359
Total	$10,553	$544	$11,097	$647	$1,152	$58,478	$639

	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,471	$67	$4,538	$129	$483	$6,596	$82
Resource Industries	2,172	105	2,277	172	122	9,497	65
Energy & Transportation	5,585	570	6,155	165	1,151	8,470	146
Machinery, Energy & Transportation	$12,228	$742	$12,970	$466	$1,756	$24,563	$293
Financial Products Segment	851	—	851	229	220	37,011	427
Total	$13,079	$742	$13,821	$695	$1,976	$61,574	$720

Reportable Segments
Nine Months Ended September 30,
(Millions of dollars)
	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$12,928	$130	$13,058	$359	$1,705	$5,712	$139
Resource Industries	5,715	268	5,983	482	17	8,682	134
Energy & Transportation	13,519	1,418	14,937	477	2,527	8,670	527
Machinery, Energy & Transportation	$32,162	$1,816	$33,978	$1,318	$4,249	$23,064	$800
Financial Products Segment	2,332	—	2,332	638	618	35,414	995
Total	$34,494	$1,816	$36,310	$1,956	$4,867	$58,478	$1,795

	2014
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$14,942	$198	$15,140	$394	$1,845	$6,596	$225
Resource Industries	6,536	318	6,854	514	379	9,497	165
Energy & Transportation	15,536	1,706	17,242	483	3,012	8,470	317
Machinery, Energy & Transportation	$37,014	$2,222	$39,236	$1,391	$5,236	$24,563	$707
Financial Products Segment	2,502	—	2,502	665	704	37,011	1,206
Total	$39,516	$2,222	$41,738	$2,056	$5,940	$61,574	$1,913

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2015
Total external sales and revenues from reportable segments	$9,801	$752	$—		$10,553
All Other operating segments	506	—	—		506
Other	(22)	20	(95)	[1]	(97)
Total sales and revenues	$10,285	$772	$(95)		$10,962

Three Months Ended September 30, 2014
Total external sales and revenues from reportable segments	$12,228	$851	$—		$13,079
All Other operating segments	583	—	—		583
Other	(53)	24	(84)	[1]	(113)
Total sales and revenues	$12,758	$875	$(84)		$13,549
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2015
Total external sales and revenues from reportable segments	$32,162	$2,332	$—		$34,494
All Other operating segments	1,729	—	—		1,729
Other	(62)	58	(238)	[1]	(242)
Total sales and revenues	$33,829	$2,390	$(238)		$35,981

Nine Months Ended September 30, 2014
Total external sales and revenues from reportable segments	$37,014	$2,502	$—		$39,516
All Other operating segments	1,720	—	—		1,720
Other	(92)	55	(259)	[1]	(296)
Total sales and revenues	$38,642	$2,557	$(259)		$40,940
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2015
Total profit from reportable segments	$945	$207	$1,152
All Other operating segments	196	—	196
Cost centers	58	—	58
Corporate costs	(376)	—	(376)
Timing	38	—	38
Restructuring and related costs	(101)	—	(101)
Methodology differences:
Inventory/cost of sales	(22)	—	(22)
Postretirement benefit expense	(78)	—	(78)
Financing costs	(128)	—	(128)
Equity in (profit) loss of unconsolidated affiliated companies	4	—	4
Currency	(157)	—	(157)
Other income/expense methodology differences	(51)	—	(51)
Other methodology differences	(16)	(1)	(17)
Total consolidated profit before taxes	$312	$206	$518

Three Months Ended September 30, 2014
Total profit from reportable segments	$1,756	$220	$1,976
All Other operating segments	228	—	228
Cost centers	31	—	31
Corporate costs	(408)	—	(408)
Timing	(125)	—	(125)
Restructuring costs	(81)	—	(81)
Methodology differences:
Inventory/cost of sales	6	—	6
Postretirement benefit expense	(84)	—	(84)
Financing costs	(136)	—	(136)
Equity in (profit) loss of unconsolidated affiliated companies	(4)	—	(4)
Currency	39	—	39
Other income/expense methodology differences	(55)	—	(55)
Other methodology differences	(9)	3	(6)
Total consolidated profit before taxes	$1,158	$223	$1,381

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2015
Total profit from reportable segments	$4,249	$618	$4,867
All Other operating segments	638	—	638
Cost centers	139	—	139
Corporate costs	(1,307)	—	(1,307)
Timing	15	—	15
Restructuring and related costs	(226)	—	(226)
Methodology differences:
Inventory/cost of sales	(30)	—	(30)
Postretirement benefit expense	(301)	—	(301)
Financing costs	(394)	—	(394)
Equity in (profit) loss of unconsolidated affiliated companies	—	—	—
Currency	(257)	—	(257)
Other income/expense methodology differences	(48)	—	(48)
Other methodology differences	(33)	2	(31)
Total consolidated profit before taxes	$2,445	$620	$3,065

Nine Months Ended September 30, 2014
Total profit from reportable segments	$5,236	$704	$5,940
All Other operating segments	686	—	686
Cost centers	105	—	105
Corporate costs	(1,201)	—	(1,201)
Timing	(205)	—	(205)
Restructuring costs	(344)	—	(344)
Methodology differences:
Inventory/cost of sales	29	—	29
Postretirement benefit expense	(304)	—	(304)
Financing costs	(373)	—	(373)
Equity in (profit) loss of unconsolidated affiliated companies	(6)	—	(6)
Currency	16	—	16
Other income/expense methodology differences	(186)	—	(186)
Other methodology differences	(13)	(1)	(14)
Total consolidated profit before taxes	$3,440	$703	$4,143

Reconciliation of Restructuring and related costs:

As noted above, restructuring and related costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring and related costs:
(Millions of dollars)	Segment profit	Restructuring and related costs	Segment profit with restructuring and related costs
Three Months Ended September 30, 2015
Construction Industries	$378	$(22)	$356
Resource Industries	(68)	(40)	(108)
Energy & Transportation	635	(10)	625
Financial Products Segment	207	—	207
All Other operating segments	196	(16)	180
Total	$1,348	$(88)	$1,260

Three Months Ended September 30, 2014
Construction Industries	$483	$(30)	$453
Resource Industries	122	(31)	91
Energy & Transportation	1,151	(5)	1,146
Financial Products Segment	220	—	220
All Other operating segments	228	(12)	216
Total	$2,204	$(78)	$2,126

Reconciliation of Restructuring and related costs:
(Millions of dollars)	Segment profit	Restructuring and related costs	Segment profit with restructuring and related costs
Nine Months Ended September 30, 2015
Construction Industries	$1,705	$(61)	$1,644
Resource Industries	17	(83)	(66)
Energy & Transportation	2,527	(24)	2,503
Financial Products Segment	618	—	618
All Other operating segments	638	(35)	603
Total	$5,505	$(203)	$5,302

Nine Months Ended September 30, 2014
Construction Industries	$1,845	$(257)	$1,588
Resource Industries	379	(52)	327
Energy & Transportation	3,012	(11)	3,001
Financial Products Segment	704	—	704
All Other operating segments	686	(18)	668
Total	$6,626	$(338)	$6,288

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2015
Total assets from reportable segments	$23,064	$35,414	$—	$58,478
All Other operating segments	2,675	—	—	2,675
Items not included in segment assets:
Cash and short-term investments	4,808	—	—	4,808
Intercompany receivables	1,172	—	(1,172)	—
Investment in Financial Products	4,160	—	(4,160)	—
Deferred income taxes	3,552	—	(700)	2,852
Goodwill and intangible assets	3,583	—	—	3,583
Property, plant and equipment – net and other assets	1,221	—	—	1,221
Operating lease methodology difference	(211)	—	—	(211)
Liabilities included in segment assets	8,608	—	—	8,608
Inventory methodology differences	(2,629)	—	—	(2,629)
Other	(357)	—	(59)	(416)
Total assets	$49,646	$35,414	$(6,091)	$78,969

December 31, 2014
Total assets from reportable segments	$24,563	$37,011	$—	$61,574
All Other operating segments	2,810	—	—	2,810
Items not included in segment assets:
Cash and short-term investments	6,317	—	—	6,317
Intercompany receivables	1,185	—	(1,185)	—
Investment in Financial Products	4,488	—	(4,488)	—
Deferred income taxes	3,627	—	(674)	2,953
Goodwill and intangible assets	3,492	—	—	3,492
Property, plant and equipment – net and other assets	1,174	—	—	1,174
Operating lease methodology difference	(213)	—	—	(213)
Liabilities included in segment assets	9,837	—	—	9,837
Inventory methodology differences	(2,697)	—	—	(2,697)
Other	(395)	(102)	(69)	(566)
Total assets	$54,188	$36,909	$(6,416)	$84,681

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2015
Total depreciation and amortization from reportable segments	$437	$210	$647
Items not included in segment depreciation and amortization:
All Other operating segments	68	—	68
Cost centers	39	—	39
Other	(6)	10	4
Total depreciation and amortization	$538	$220	$758

Three Months Ended September 30, 2014
Total depreciation and amortization from reportable segments	$466	$229	$695
Items not included in segment depreciation and amortization:
All Other operating segments	70	—	70
Cost centers	37	—	37
Other	(10)	6	(4)
Total depreciation and amortization	$563	$235	$798

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2015
Total depreciation and amortization from reportable segments	$1,318	$638	$1,956
Items not included in segment depreciation and amortization:
All Other operating segments	202	—	202
Cost centers	115	—	115
Other	(27)	26	(1)
Total depreciation and amortization	$1,608	$664	$2,272

Nine Months Ended September 30, 2014
Total depreciation and amortization from reportable segments	$1,391	$665	$2,056
Items not included in segment depreciation and amortization:
All Other operating segments	209	—	209
Cost centers	111	—	111
Other	(26)	18	(8)
Total depreciation and amortization	$1,685	$683	$2,368

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2015
Total capital expenditures from reportable segments	$280	$359	$—	$639
Items not included in segment capital expenditures:
All Other operating segments	68	—	—	68
Cost centers	52	—	—	52
Timing	(35)	—	—	(35)
Other	(29)	35	(4)	2
Total capital expenditures	$336	$394	$(4)	$726

Three Months Ended September 30, 2014
Total capital expenditures from reportable segments	$293	$427	$—	$720
Items not included in segment capital expenditures:
All Other operating segments	93	—	—	93
Cost centers	17	—	—	17
Timing	10	—	—	10
Other	(18)	37	(12)	7
Total capital expenditures	$395	$464	$(12)	$847

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2015
Total capital expenditures from reportable segments	$800	$995	$—	$1,795
Items not included in segment capital expenditures:
All Other operating segments	159	—	—	159
Cost centers	98	—	—	98
Timing	199	—	—	199
Other	(161)	130	(23)	(54)
Total capital expenditures	$1,095	$1,125	$(23)	$2,197

Nine Months Ended September 30, 2014
Total capital expenditures from reportable segments	$707	$1,206	$—	$1,913
Items not included in segment capital expenditures:
All Other operating segments	187	—	—	187
Cost centers	66	—	—	66
Timing	239	—	—	239
Other	(66)	89	(46)	(23)
Total capital expenditures	$1,133	$1,295	$(46)	$2,382

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

There were no impaired finance receivables as of September 30, 2015 or December 31, 2014, for the Dealer portfolio segment.  The average recorded investment for impaired finance receivables within the Dealer portfolio segment was zero for the three and nine months ended September 30, 2015 and 2014.

Individually impaired finance receivables for the Customer portfolio segment were as follows:

	September 30, 2015			December 31, 2014
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$10	$10	$—	$14	$14	$—
Europe	43	42	—	44	43	—
Asia Pacific	2	1	—	1	1	—
Mining	56	56	—	29	29	—
Latin America	31	31	—	34	34	—
Caterpillar Power Finance	191	191	—	129	128	—
Total	$333	$331	$—	$251	$249	$—

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$13	$13	$3	$6	$6	$1
Europe	9	8	4	12	12	4
Asia Pacific	36	36	5	29	29	8
Mining	13	13	5	138	137	9
Latin America	60	60	22	42	42	12
Caterpillar Power Finance	89	88	39	135	134	41
Total	$220	$218	$78	$362	$360	$75

Total Impaired Finance Receivables
Customer
North America	$23	$23	$3	$20	$20	$1
Europe	52	50	4	56	55	4
Asia Pacific	38	37	5	30	30	8
Mining	69	69	5	167	166	9
Latin America	91	91	22	76	76	12
Caterpillar Power Finance	280	279	39	264	262	41
Total	$553	$549	$78	$613	$609	$75

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$10	$1	$19	$—
Europe	43	—	47	1
Asia Pacific	1	—	—	—
Mining	63	—	29	—
Latin America	32	—	37	—
Caterpillar Power Finance	165	1	143	1
Total	$314	$2	$275	$2

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$10	$—	$10	$—
Europe	15	—	24	1
Asia Pacific	41	—	26	—
Mining	9	—	127	2
Latin America	69	1	27	1
Caterpillar Power Finance	125	2	100	1
Total	$269	$3	$314	$5

Total Impaired Finance Receivables
Customer
North America	$20	$1	$29	$—
Europe	58	—	71	2
Asia Pacific	42	—	26	—
Mining	72	—	156	2
Latin America	101	1	64	1
Caterpillar Power Finance	290	3	243	2
Total	$583	$5	$589	$7

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$12	$1	$22	$1
Europe	43	—	47	1
Asia Pacific	2	—	4	—
Mining	80	3	82	3
Latin America	32	—	29	—
Caterpillar Power Finance	157	3	174	4
Total	$326	$7	$358	$9

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$7	$—	$10	$—
Europe	15	1	21	1
Asia Pacific	33	1	18	1
Mining	47	1	75	4
Latin America	56	2	24	1
Caterpillar Power Finance	128	3	84	2
Total	$286	$8	$232	$9

Total Impaired Loans and Finance Leases
Customer
North America	$19	$1	$32	$1
Europe	58	1	68	2
Asia Pacific	35	1	22	1
Mining	127	4	157	7
Latin America	88	2	53	1
Caterpillar Power Finance	285	6	258	6
Total	$612	$15	$590	$18

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

As of September 30, 2015 and December 31, 2014, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2015	December 31, 2014
Customer
North America	$30	$27
Europe	46	28
Asia Pacific	25	54
Mining	133	62
Latin America	260	201
Caterpillar Power Finance	114	96
Total	$608	$468

Aging related to finance receivables was as follows:

	September 30, 2015
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$18	$29	$93	$7,562	$7,655	$4
Europe	29	11	48	88	2,399	2,487	7
Asia Pacific	45	23	34	102	1,745	1,847	10
Mining	18	1	58	77	1,771	1,848	—
Latin America	42	42	204	288	1,919	2,207	—
Caterpillar Power Finance	6	—	47	53	3,119	3,172	6
Dealer
North America	—	—	—	—	2,283	2,283	—
Europe	—	—	—	—	149	149	—
Asia Pacific	—	—	—	—	525	525	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	559	559	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$186	$95	$420	$701	$22,038	$22,739	$27

	December 31, 2014
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$46	$8	$27	$81	$7,192	$7,273	$4
Europe	16	23	29	68	2,607	2,675	6
Asia Pacific	29	22	69	120	2,316	2,436	16
Mining	28	—	11	39	2,084	2,123	—
Latin America	55	23	196	274	2,583	2,857	8
Caterpillar Power Finance	1	4	64	69	3,079	3,148	1
Dealer
North America	—	—	—	—	2,189	2,189	—
Europe	—	—	—	—	153	153	—
Asia Pacific	—	—	—	—	566	566	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	646	646	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Total	$175	$80	$396	$651	$23,415	$24,066	$35

Allowance for credit loss activity

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2015
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$388	$10	$398
Receivables written off	(151)	—	(151)
Recoveries on receivables previously written off	32	—	32
Provision for credit losses	89	(1)	88
Other	(22)	—	(22)
Balance at end of period	$336	$9	$345

Individually evaluated for impairment	$78	$—	$78
Collectively evaluated for impairment	258	9	267
Ending Balance	$336	$9	$345

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$553	$—	$553
Collectively evaluated for impairment	18,663	3,523	22,186
Ending Balance	$19,216	$3,523	$22,739

(Millions of dollars)	December 31, 2014
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$365	$10	$375
Receivables written off	(151)	—	(151)
Recoveries on receivables previously written off	47	—	47
Provision for credit losses	150	—	150
Other	(23)	—	(23)
Balance at end of year	$388	$10	$398

Individually evaluated for impairment	$75	$—	$75
Collectively evaluated for impairment	313	10	323
Ending Balance	$388	$10	$398

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$613	$—	$613
Collectively evaluated for impairment	19,899	3,554	23,453
Ending Balance	$20,512	$3,554	$24,066

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

The recorded investment in performing and non-performing finance receivables was as follows:

	September 30, 2015			December 31, 2014
(Millions of dollars)	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$7,625	$2,283	$9,908	$7,246	$2,189	$9,435
Europe	2,441	149	2,590	2,647	153	2,800
Asia Pacific	1,822	525	2,347	2,382	566	2,948
Mining	1,715	4	1,719	2,061	—	2,061
Latin America	1,947	559	2,506	2,656	646	3,302
Caterpillar Power Finance	3,058	3	3,061	3,052	—	3,052
Total Performing	$18,608	$3,523	$22,131	$20,044	$3,554	$23,598

Non-Performing
North America	$30	$—	$30	$27	$—	$27
Europe	46	—	46	28	—	28
Asia Pacific	25	—	25	54	—	54
Mining	133	—	133	62	—	62
Latin America	260	—	260	201	—	201
Caterpillar Power Finance	114	—	114	96	—	96
Total Non-Performing	$608	$—	$608	$468	$—	$468

Performing & Non-Performing
North America	$7,655	$2,283	$9,938	$7,273	$2,189	$9,462
Europe	2,487	149	2,636	2,675	153	2,828
Asia Pacific	1,847	525	2,372	2,436	566	3,002
Mining	1,848	4	1,852	2,123	—	2,123
Latin America	2,207	559	2,766	2,857	646	3,503
Caterpillar Power Finance	3,172	3	3,175	3,148	—	3,148
Total	$19,216	$3,523	$22,739	$20,512	$3,554	$24,066

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

TDRs are reviewed along with other finance receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs. There were no remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR as of September 30, 2015 and December 31, 2014.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2015 or 2014 for the Dealer portfolio segment.

Finance receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	6	$—	$—	20	$9	$3
Europe	4	—	—	—	—	—
Asia Pacific	1	1	1	—	—	—
Mining	2	15	14	45	122	124
Latin America	10	1	2	45	3	3
Caterpillar Power Finance	8	93	79	7	44	46
Total [1]	31	$110	$96	117	$178	$176

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
Customer
North America	10	$1	$1	24	$11	$5
Europe	23	2	2	8	7	7
Asia Pacific	19	1	1	—	—	—
Mining	2	15	14	47	165	157
Latin America	10	1	2	47	32	31
Caterpillar Power Finance	12	197	180	13	80	81
Total [1]	76	$217	$200	139	$295	$281

[1]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, extended skip payment periods and reduction of principal and/or accrued interest.

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2015 and 2014, which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$—	3	$—
Europe	—	—	5	1
Total	5	$—	8	$1

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	10	$1	10	$1
Europe	—	—	12	2
Latin America	1	—	—	—
Total	11	$1	22	$3

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

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon valuations in which one or more significant inputs are unobservable, including internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

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

Available-for-sale securities
Our available-for-sale securities, primarily at Insurance Services, include a mix of equity and debt instruments (see Note 8 for additional information).  Fair values for our U.S. treasury bonds and large capitalization value and smaller company growth equity securities are based upon valuations for identical instruments in active markets.  The fair value of our investment in a real estate investment trust (REIT) is based on the net asset value (NAV) of the investment. Fair values for other government bonds, corporate bonds and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2015 and December 31, 2014 are summarized below:

	September 30, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$13	$—	$—	$13
Other U.S. and non-U.S. government bonds	—	83	—	83
Corporate bonds
Corporate bonds	—	713	—	713
Asset-backed securities	—	97	—	97
Mortgage-backed debt securities
U.S. governmental agency	—	274	—	274
Residential	—	13	—	13
Commercial	—	62	—	62
Equity securities
Large capitalization value	250	—	—	250
REIT	—	—	8	8
Smaller company growth	50	—	—	50
Total available-for-sale securities	313	1,242	8	1,563
Derivative financial instruments, net	—	45	—	45
Total Assets	$313	$1,287	$8	$1,608

	December 31, 2014
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	94	—	94
Corporate bonds
Corporate bonds	—	693	—	693
Asset-backed securities	—	105	—	105
Mortgage-backed debt securities
U.S. governmental agency	—	294	—	294
Residential	—	15	—	15
Commercial	—	67	—	67
Equity securities
Large capitalization value	233	—	—	233
Smaller company growth	43	—	—	43
Total available-for-sale securities	286	1,268	—	1,554

Total Assets	$286	$1,268	$—	$1,554
Liabilities
Derivative financial instruments, net	$—	$86	$—	$86
Total Liabilities	$—	$86	$—	$86

 The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward of our REIT investment for the nine months ended September 30, 2015 is as follows:

(Millions of dollars)	REIT
Balance at December 31, 2014	$—
Purchases of securities	8
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	—
Balance at September 30, 2015	$8

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $94 million and $248 million as of September 30, 2015 and December 31, 2014, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	September 30, 2015		December 31, 2014
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$6,046	$6,046	$7,341	$7,341	1
Restricted cash and short-term investments	44	44	62	62	1
Available-for-sale securities	1,563	1,563	1,554	1,554	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	16,153	15,995	16,426	16,159	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,885	1,816	1,774	1,700	3	Note 16
Interest rate swaps – net	62	62	71	71	2	Note 4

Liabilities
Short-term borrowings	6,080	6,080	4,708	4,708	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,513	10,838	10,003	11,973	2
Financial Products	21,950	22,311	24,574	25,103	2
Foreign currency contracts – net	5	5	143	143	2	Note 4
Commodity contracts – net	12	12	14	14	2	Note 4
Guarantees	13	13	12	12	3	Note 10

[1]	Total excluded items have a net carrying value at September 30, 2015 and December 31, 2014 of $6,670 million and $7,638 million, respectively.

18.                              Restructuring costs

Our accounting for employee separations is dependent upon how the particular program is designed. For voluntary programs, eligible separation costs are recognized at the time of employee acceptance unless the acceptance requires explicit approval by the Company. For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly notified and the costs are estimable.

For the three and nine months ended September 30, 2015, we recognized $89 million and $214 million, respectively, of restructuring costs in Other operating (income) expenses in the Consolidated Statement of Results of Operations, which included $60 million of employee separation costs and $29 million of long-lived asset impairments and other restructuring costs for the three months ended September 30, 2015 and $180 million of employee separation costs and $34 million of long-lived asset impairments and other restructuring costs for the nine months ended September 30, 2015. The restructuring costs in 2015 were primarily related to several restructuring programs across the company. For the three and nine months ended September 30, 2014, we recognized $81 million and $344 million, respectively, of restructuring costs, which included $46 million of employee separation costs and $35 million of long-lived asset impairments and other restructuring costs for the three months ended September 30, 2014 and $295 million of employee separation costs and $49 million of long-lived asset impairments and other restructuring costs for the nine months ended September 30, 2014. For the first nine months of 2014, the restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs for the year ended December 31, 2014 were $441 million which included $382 million of employee separation costs, $33 million of long-lived asset impairments and $26 million of other restructuring costs. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2014 and 2015 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	382
Reduction in liability (payments and other adjustments)	(289)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	180
Reduction in liability (payments and other adjustments)	(197)
Liability balance at September 30, 2015	$165

The remaining liability balance as of September 30, 2015 represents costs for employees who have either not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2015 and 2016.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium, facility. This restructuring plan was designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action includes reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. In 2014, we recognized $273 million of these separation-related charges. For the nine months ended September 30, 2015, we recognized $24 million, of employee separation costs relating to this restructuring plan, none of which were incurred in the three months ended September 30, 2015. We do not expect any further costs associated with this program. The employee separation liability balance as of September 30, 2015 includes $49 million related to this restructuring plan, the majority of which we expect will be paid in 2015.

On September 24, 2015, we announced significant restructuring and cost reduction actions to lower our operating costs in response to current economic and business conditions. As part of that announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees and more than 2,000 participants are in the program. After employee acceptance, this program required Company approval, which occurred in the fourth quarter of 2015. We expect to incur approximately $400 million in restructuring costs in the fourth quarter of 2015 related to this program. We have also offered several voluntary separation programs outside the United States and expect further reductions in 2015 from involuntary employee separation programs throughout the company. For the full year, we expect restructuring costs will be approximately $800 million, which includes costs for ongoing programs as well as the recently announced employee separation programs. Additional restructuring actions are being contemplated and are expected to occur through 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Third-quarter 2015 sales and revenues were $10.962 billion, a 19 percent decrease from third-quarter 2014 sales and revenues of $13.549 billion. Profit per share for the third quarter of 2015 was $0.62, a 62 percent decrease from third-quarter 2014 profit per share of $1.63. Profit was $368 million in the third quarter of 2015, a decrease of 64 percent from $1.017 billion in the third quarter of 2014.

Sales and revenues for the nine months ended September 30, 2015, were $35.981 billion, down $4.959 billion, or 12 percent, from $40.940 billion for the nine months ended September 30, 2014. Profit per share for the nine months ended September 30, 2015, was $3.62, a 22 percent decrease from profit per share of $4.64 for the same period last year. Profit was $2.189 billion for the nine months ended September 30, 2015, a decrease of 25 percent from $2.938 billion for the nine months ended September 30, 2014.

Highlights for the third quarter of 2015 include:

•
Third-quarter sales and revenues were $10.962 billion, compared with $13.549 billion in the third quarter of 2014. Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Financial Products’ revenues were down as well.

•
Restructuring costs were $101 million in the third quarter of 2015 with an after-tax impact of $0.13 per share, compared with restructuring costs of $81 million in the third quarter of 2014 with an after-tax impact of $0.09 per share.

•
Profit per share was $0.62 in the third quarter of 2015 and excluding restructuring costs of $0.13 per share was $0.75 per share. Profit in the third quarter of 2014 was $1.63 per share and excluding restructuring costs of $0.09 per share was $1.72 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $766 million in the third quarter of 2015, compared to $1.442 billion in the third quarter of 2014.

•	ME&T debt-to-capital ratio was 37.4 percent at September 30, 2015, the same as the end of 2014.

Highlights for the nine months ended September 30, 2015, include:

•
Sales and revenues for the nine months ended September 30, 2015, were $35.981 billion, compared with $40.940 billion for the nine months ended September 30, 2014. Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Financial Products’ revenues decreased as well.

•
Restructuring costs were $226 million for the nine months ended September 30, 2015, with an after-tax impact of $0.27 per share, compared with restructuring costs of $344 million for the nine months ended September 30, 2014, with an after-tax impact of $0.39 per share.

•
Profit per share was $3.62 for the nine months ended September 30, 2015, and excluding restructuring costs of $0.27 per share was $3.89 per share. Profit per share was $4.64 for the nine months ended September 30, 2014, and excluding restructuring costs of $0.39 per share was $5.03 per share.

•	ME&T operating cash flow was $3.446 billion for the nine months ended September 30, 2015, compared with $5.384 billion for the nine months ended September 30, 2014.

Restructuring Costs

On September 24, 2015, we announced significant restructuring and cost reduction actions. We anticipate restructuring costs will be about $800 million in 2015. During the first nine months of 2015, we incurred $226 million in restructuring costs. In 2014, we incurred $441 million in restructuring charges.

Notes:

•
Effective January 1, 2015, responsibility for product management for certain components moved from Resource Industries to Energy & Transportation. Segment information for 2014 has been retrospectively adjusted to conform to the 2015 presentation.

•	Glossary of terms is included on pages 75-76; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 81.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2014

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2014 (at left) and the third quarter of 2015 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $10.962 billion in the third quarter of 2015, compared with $13.549 billion in the third quarter of 2014, a decline of $2.587 billion, or 19 percent. The decrease was primarily due to lower sales volume and the unfavorable impact of currency due to continued strengthening of the U.S. dollar against most currencies, with the largest impact from the euro. While sales for both new equipment and aftermarket parts declined in all segments, most of the decrease was for new equipment. Dealer machine and engine inventories decreased about $600 million in both the third quarter of 2015 and the third quarter of 2014.
Sales declined in all regions. In North America, sales decreased 17 percent, primarily due to lower end-user demand across all the Energy & Transportation applications and for construction equipment. Asia/Pacific sales declined 25 percent, primarily due to lower end-user demand for mining equipment, products used in oil and gas applications and construction equipment. In addition, the impact of currency was unfavorable as sales, mostly in Australian dollars and Japanese yen, translated into fewer U.S. dollars. Sales decreased 31 percent in Latin America, primarily due to widespread economic weakness across the region, which had a negative impact on demand for construction equipment and spending. The most significant decrease was in Brazil. In EAME, sales declined 13 percent, mostly due to the unfavorable impact of currency, as sales in euros translated into fewer U.S. dollars, and lower end-user demand for products used in mining equipment and power generation applications.
Sales decreased in all segments. Energy & Transportation’s sales declined 25 percent as sales decreased across all of the applications and the impact of currency was unfavorable. Construction Industries’ sales decreased 15 percent, primarily due to lower end-user demand and the unfavorable impact of currency. Resource Industries’ sales declined 17 percent, mostly due to lower end-user demand. Financial Products’ segment revenues were down 12 percent, primarily due to lower average earning assets and lower average financing rates.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2014 (at left) and the third quarter of 2015 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the third quarter of 2015 was $713 million, a decline of $679 million from the third quarter of 2014. The decrease in profit was primarily due to lower sales volume reflecting weak market conditions in most of the industries we serve.
The unfavorable price realization resulted from competitive market conditions and an unfavorable geographic mix of sales.
Although the stronger U.S. dollar had a negative impact to our sales, our sizable manufacturing presence outside of the United States resulted in a favorable impact to operating profit. The majority of the favorability for the quarter was due to the Japanese yen, as we are a net exporter from Japan.
Manufacturing costs were favorable due to lower incentive compensation expense and improved material costs, partially offset by the unfavorable impact of cost absorption and manufacturing inefficiencies driven by declining production volume. The unfavorable cost absorption resulted from a significant decrease in inventory in the third quarter of 2015, compared to an increase in the third quarter of 2014.
SG&A and R&D expenses were favorable due to lower incentive compensation expense, partially offset by new product introduction programs.
Restructuring costs of $101 million in the third quarter of 2015, included in corporate items, were related to the Resource Industries’ segment and other restructuring programs across the company. In the third quarter of 2014, restructuring costs were $81 million.
Short-term incentive compensation expense related to the third quarter of 2015, was about $120 million, and we expect the full year will be about $720 million. Short-term incentive compensation expense related to the third quarter of 2014, was about $390 million, and full-year 2014 was about $1.3 billion. The short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.

Other Profit/Loss Items

•
Other income/expense in the third quarter of 2015 was expense of $68 million, compared with income of $117 million in the third quarter of 2014. The unfavorable change of $185 million was primarily due to the net impact from currency translation and hedging gains and losses. The third quarter of 2015 included net losses related to currency translation and hedging, compared to net gains in the third quarter of 2014. Net losses in the third quarter of 2015 were primarily due to the Brazilian real and the Chinese yuan. Net gains in the third quarter of 2014 were primarily due to the euro.

▪
The provision for income taxes for the third quarter of 2015 reflects an estimated annual tax rate of 27 percent compared with 29.5 percent for the third quarter of 2014, excluding the items discussed below. The decrease is mostly due to a more favorable expected geographic mix of profits from a tax perspective in 2015, including the impact of restructuring costs primarily at higher U.S. tax rates.

The provision for income taxes for the third quarter of 2015 also includes a $42 million net charge to increase unrecognized tax benefits by $68 million partially offset by a benefit of $26 million to record U.S. refund claims related to prior tax years currently under examination. Our consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit involving other taxpayers caused us to increase our unrecognized tax benefits related to foreign tax credits that arose as a result of certain financings. This net charge is offset by a benefit of $38 million related to the decrease from the second-quarter estimated annual tax rate of 28.5 percent, primarily due to a more favorable expected geographic mix of profits from a tax perspective, including the impact of restructuring costs primarily at higher U.S. tax rates.
The provision for income taxes for the third quarter of 2014 also included a benefit of $43 million to adjust the prior year’s U.S. taxes.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2015
Construction Industries [1]	$3,792	(15)%	$1,820	(5)%	$340	(43)%	$930	(7)%	$702	(27)%
Resource Industries [2]	1,796	(17)%	672	(11)%	311	(16)%	418	(16)%	395	(29)%
Energy & Transportation [3]	4,213	(25)%	1,755	(31)%	368	(23)%	1,300	(18)%	790	(19)%
All Other Segments [4]	506	(13)%	365	(3)%	26	(59)%	76	(7)%	39	(36)%
Corporate Items and Eliminations	(22)	—	(24)		1		—		1
Machinery, Energy & Transportation Sales	10,285	(19)%	4,588	(17)%	1,046	(31)%	2,724	(13)%	1,927	(25)%

Financial Products Segment	752	(12)%	453	2%	91	(30)%	101	(20)%	107	(28)%
Corporate Items and Eliminations	(75)		(52)		(9)		(6)		(8)
Financial Products Revenues	677	(14)%	401	(4)%	82	(29)%	95	(21)%	99	(27)%

Consolidated Sales and Revenues	$10,962	(19)%	$4,989	(16)%	$1,128	(31)%	$2,819	(13)%	$2,026	(25)%

Third Quarter 2014
Construction Industries [1]	$4,471		$1,913		$599		$997		$962
Resource Industries [2]	2,172		752		369		495		556
Energy & Transportation [3]	5,585		2,541		481		1,582		981
All Other Segments [4]	583		376		64		82		61
Corporate Items and Eliminations	(53)		(27)		—		(26)		—
Machinery, Energy & Transportation Sales	12,758		5,555		1,513		3,130		2,560

Financial Products Segment	851		446		130		127		148
Corporate Items and Eliminations	(60)		(28)		(14)		(6)		(12)
Financial Products Revenues	791		418		116		121		136

Consolidated Sales and Revenues	$13,549		$5,973		$1,629		$3,251		$2,696

[1]	Does not include inter-segment sales of $34 million and $67 million in third quarter 2015 and 2014, respectively.

[2]	Does not include inter-segment sales of $93 million and $105 million in third quarter 2015 and 2014, respectively.

[3]	Does not include inter-segment sales of $417 million and $570 million in third quarter 2015 and 2014, respectively.

[4]	Does not include inter-segment sales of $780 million and $875 million in third quarter 2015 and 2014, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2014	Sales Volume	Price Realization	Currency	Other	Third Quarter 2015	$ Change	% Change

Construction Industries	$4,471	$(414)	$(44)	$(221)	$—	$3,792	$(679)	(15)%
Resource Industries	2,172	(311)	(18)	(47)	—	1,796	(376)	(17)%
Energy & Transportation	5,585	(1,193)	4	(183)	—	4,213	(1,372)	(25)%
All Other Segments	583	(59)	(3)	(15)	—	506	(77)	(13)%
Corporate Items and Eliminations	(53)	30	1	—	—	(22)	31
Machinery, Energy & Transportation Sales	12,758	(1,947)	(60)	(466)	—	10,285	(2,473)	(19)%

Financial Products Segment	851	—	—	—	(99)	752	(99)	(12)%
Corporate Items and Eliminations	(60)	—	—	—	(15)	(75)	(15)
Financial Products Revenues	791	—	—	—	(114)	677	(114)	(14)%

Consolidated Sales and Revenues	$13,549	$(1,947)	$(60)	$(466)	$(114)	$10,962	$(2,587)	(19)%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Third Quarter 2015	Third Quarter 2014	$ Change	% Change
Construction Industries	$378	$483	$(105)	(22)%
Resource Industries	(68)	122	(190)	(156)%
Energy & Transportation	635	1,151	(516)	(45)%
All Other Segments	196	228	(32)	(14)%
Corporate Items and Eliminations	(551)	(740)	189
Machinery, Energy & Transportation	590	1,244	(654)	(53)%

Financial Products Segment	207	220	(13)	(6)%
Corporate Items and Eliminations	(22)	(1)	(21)
Financial Products	185	219	(34)	(16)%
Consolidating Adjustments	(62)	(71)	9
Consolidated Operating Profit / (Loss)	$713	$1,392	$(679)	(49)%

Construction Industries
Construction Industries’ sales were $3.792 billion in the third quarter of 2015, a decrease of $679 million, or 15 percent, from the third quarter of 2014. The decrease in sales was mostly due to lower volume and the unfavorable impact of currency. While sales declined for both new equipment and aftermarket parts, most of the decrease was for new equipment.

•	Sales volume declined primarily due to lower deliveries to end users.

•	The unfavorable impact of currency was largely due to the euro, Japanese yen and Brazilian real.
Sales decreased in all regions.

•
In Asia/Pacific, the sales decline was primarily due to lower sales in China and Japan. In China, the lower sales resulted mostly from continued weak residential and non-residential construction activity. In Japan, the weaker yen contributed to the decline as sales in yen translated into fewer U.S. dollars.

•
In Latin America, dealer deliveries were down in most countries in the region, primarily in Brazil, due to continued weak construction activity resulting from depressed economic conditions. In addition, sales declined slightly due to the unfavorable impact of currency from the Brazilian real.

•	Sales declined slightly in North America as weakness in oil and gas-related construction was largely offset by stronger activity in residential and non-residential building construction.

•
Sales declined in EAME due to the unfavorable impact of currency, as sales in euros translated into fewer U.S. dollars. Lower end-user demand, primarily in Russia as a recession and sanctions slowed construction activity, was more than offset by the favorable changes in dealer inventories, which were about flat in third quarter of 2015, compared to a decrease in the third quarter of 2014.

Construction Industries’ profit was $378 million in the third quarter of 2015, compared with $483 million in the third quarter of 2014. The decrease in profit was primarily due to lower sales volume and unfavorable price realization resulting from competitive market conditions and an unfavorable geographic mix of sales. The decline was partially offset by favorable manufacturing costs and lower SG&A and R&D expenses. The reduction in manufacturing costs and SG&A and R&D expenses was primarily due to lower incentive compensation expense.

Resource Industries
Resource Industries’ sales were $1.796 billion in the third quarter of 2015, a decrease of $376 million, or 17 percent, from the third quarter of 2014. The decline was primarily due to lower sales volume and the unfavorable impact of currency. Sales were lower for both new equipment and aftermarket parts. We believe some mining companies are continuing to delay maintenance and rebuild activities.
The sales decrease was primarily due to lower end-user demand across all regions. In Asia/Pacific, the unfavorable impact of currency due to the Australian dollar also contributed to the decline. Commodity prices remained weak, and mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for the last several years. As a result, sales and new orders in Resource Industries are continuing to weaken.
Resource Industries incurred a loss of $68 million in the third quarter of 2015, compared with profit of $122 million in the third quarter of 2014. The unfavorable change was primarily the result of lower sales volume and higher spending for new product introductions, partially offset by favorable warranty, lower incentive compensation expense and improved material costs.

Energy & Transportation
Energy & Transportation’s sales were $4.213 billion in the third quarter of 2015, a decrease of $1.372 billion, or 25 percent, from the third quarter of 2014. The decrease was primarily the result of lower sales volume and the unfavorable impact of currency, mostly from the euro. Sales decreased in all applications.

•
Oil and Gas - Sales decreased in much of the world due to substantially lower oil prices. The decline was most pronounced in equipment used for well servicing and drilling, with the most significant impact in North America, our largest market for well servicing. Demand for reciprocating engines used in gas compression applications was also down, but not as sharply. In Asia/Pacific, lower sales were primarily due to lower end-user demand for equipment used in drilling and well servicing applications in addition to the absence of large projects. Latin America sales were lower primarily due to the absence of a large project. Sales were about flat in EAME.

•	Transportation - Sales decreased in North America and were about flat in all other geographic regions. In North America, sales weakened primarily due to the absence of a Tier IV locomotive offering.

•
Power Generation - Sales decreased in EAME and North America and were about flat in Asia/Pacific and Latin America. In EAME, sales decreased primarily due to lower end-user demand resulting from weak economic conditions and political instability in the region and the negative impact of currency. In North America, sales decreased largely because of unfavorable changes in dealer inventories as dealers increased inventories in the third quarter of 2014 and decreased inventories in the third quarter of 2015.

•
Industrial - Sales were lower in all regions. Lower sales in EAME were mostly the result of lower demand and the unfavorable impact of currency. In North America, Asia/Pacific and Latin America, the decline in sales was primarily due to lower end-user demand for most industrial applications.

Energy & Transportation’s profit was $635 million in the third quarter of 2015, compared with $1.151 billion in the third quarter of 2014. The decrease was due to lower sales volume. Lower incentive compensation expense was about offset by the unfavorable impact of cost absorption and variable manufacturing inefficiencies driven by declining production volume. The unfavorable cost absorption resulted from a decrease in inventory in the third quarter of 2015, compared to an increase in the third quarter of 2014.

Financial Products Segment
Financial Products’ revenues were $752 million in the third quarter of 2015, a decrease of $99 million, or 12 percent, from the third quarter of 2014. The decline was primarily due to lower average earning assets and lower average financing rates. Average earning assets were down in Asia/Pacific, Latin America and EAME, partially offset by higher average earning assets in North America. Average financing rates were lower across all geographic regions.
Financial Products’ profit was $207 million in the third quarter of 2015, compared with $220 million in the third quarter of 2014. The decrease was primarily due to a $26 million decrease in net yield on average earning assets and a $21 million unfavorable impact from lower average earning assets, partially offset by the absence of $32 million of unfavorable out-of-period adjustments in the third quarter of 2014 related to interest rate swap contracts and the provision for credit losses.
The provision for credit losses was $22 million for the third quarter of 2015, compared with $52 million for the same period in 2014. The decrease was primarily due to a favorable impact from changes in the allowance rate driven by changes in certain assumptions within the allowance for credit loss model. During the third quarter of 2015, as a result of management’s review, the loss emergence period and loss given default assumptions were updated and resulted in a decrease to the allowance for credit losses of $45 million. The decrease in the provision for credit losses was also due to the absence of a $14 million out-of-period adjustment in the third quarter of 2014 (included in the discussion above). These changes were partially offset by an unfavorable impact from changes in the credit quality of Cat Financial’s portfolio.
At the end of the third quarter of 2015, past dues at Cat Financial were 2.68 percent, compared with 2.81 percent at the end of the third quarter of 2014. Write-offs, net of recoveries, were $69 million for the third quarter of 2015, compared with $22 million for the third quarter of 2014. The increase in write-offs, net of recoveries, was primarily driven by the mining and marine portfolios.
As of September 30, 2015, Cat Financial's allowance for credit losses totaled $348 million, or 1.26 percent of net finance receivables, compared with $405 million, or 1.37 percent of net finance receivables at September 30, 2014. The allowance for credit losses at year-end 2014 was $401 million, or 1.36 percent of net finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $573 million in the third quarter of 2015, a decrease of $168 million from the third quarter of 2014. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
The decrease in expense from the third quarter of 2014 was primarily due to timing differences.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2014

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2014 (at left) and the nine months ended September 30, 2015 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $35.981 billion in the nine months ended September 30, 2015, down $4.959 billion, or 12 percent, from the nine months ended September 30, 2014. The decrease was largely due to lower sales volume, primarily in Energy & Transportation and Construction Industries. Sales volume was also lower in Resource Industries. Currency had an unfavorable impact of $1.3 billion due to continued strengthening of the U.S. dollar against most currencies, with the largest impact from the euro. Price realization was slightly favorable. While sales for both new equipment and aftermarket parts declined in Energy & Transportation, Construction Industries and Resource Industries, most of the decrease was for new equipment.
The decrease in sales volume was primarily the result of lower end-user demand due to weak economic conditions globally. The decline was partially offset by the impact of changes in dealer machine and engine inventories across all regions. In total, dealer inventories were about flat during the nine months ended September 30, 2015, and decreased about $600 million in the nine months ended September 30, 2014. Following seasonal patterns and lower end-user demand, we believe dealers will decrease inventories in the fourth quarter of 2015, resulting in lower dealer inventories compared to year-end 2014. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Sales declined in all regions. In Asia/Pacific, sales declined 20 percent, primarily due to lower end-user demand for construction equipment and the unfavorable impact of currency, as our sales in Japanese yen and Australian dollars translated into fewer U.S. dollars. Sales in Latin America decreased 25 percent, primarily due to lower end-user demand. The decline was due to continued widespread economic weakness across the region and the absence of a large government order in Brazil. In EAME, sales declined 12 percent, primarily due to the unfavorable impact of currency, as our sales in euros translated into fewer U.S. dollars, and lower end-user demand primarily for mining equipment. Sales in North America declined 6 percent, primarily due to lower end-user demand for rail applications, slightly offset by improved price realization.
Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Both Energy & Transportation’s and Construction Industries’ sales declined 13 percent, primarily due to lower end-user demand and the unfavorable impact of currency. Resource Industries’ sales also declined 13 percent, primarily due to weaker demand for mining products, partially offset by the favorable impact of changes in dealer inventories, as dealer inventories decreased more in the nine months ended September

30, 2014 than in the nine months ended September 30, 2015. Financial Products' segment revenues decreased 7 percent, primarily due to lower average earning assets and lower average financing rates.
The decline in oil prices has resulted in a decrease in sales during 2015, primarily in drilling and well servicing with some impact to machinery for oil and gas-related construction. Order rates began to decline in the second half of 2014 and have continued into 2015. Sales in the first half of 2015 benefited from a strong order backlog that was in place when the year started. We expect the more significant declines that are occurring in the second half of 2015 to continue into 2016.
Sales in our turbine business are expected to decline in 2016. Based on the current backlog and recent quotation activity, decreases in sales related to oil projects are expected to more than offset increases in sales related to gas compression.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2014 (at left) and the nine months ended September 30, 2015 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the nine months ended September 30, 2015, was $3.370 billion, a decrease of $895 million from the nine months ended September 30, 2014. The decrease was primarily the result of lower sales volume partially offset by the favorable impact of currency, improved price realization, lower restructuring costs and lower manufacturing costs.
SG&A and R&D expenses were about flat. Higher spending for new product introduction and information technology programs were mostly offset by lower incentive compensation expense.
The favorable impact of currency was primarily due to the strengthening of the U.S. dollar in relation to the Japanese yen and the British pound, as we are a net exporter from Japan and the United Kingdom.
Restructuring costs of $226 million in the nine months ended September 30, 2015, included in corporate items, were primarily related to the Resource Industries’ segment and other restructuring programs across the company. In the nine months ended September 30, 2014, restructuring costs were $344 million, primarily related to a workforce reduction at the Gosselies, Belgium, facility.
Manufacturing costs were lower primarily due to improved material costs and lower incentive compensation expense. Favorable material costs were due to declines in commodity prices and a focus on reducing the cost of components in our products. These lower costs were partially offset by the unfavorable impact of cost absorption and variable manufacturing inefficiencies driven by costs decreasing at a lower rate than production volume. The unfavorable impact of cost absorption resulted from an increase in inventory during the nine months ended September 30, 2014, compared to a decrease in the nine months ended September 30, 2015. We are expecting additional declines in inventory during the remainder of 2015 due to our continued focus on operational improvements, expected seasonality and lower sales expectations, but the anticipated decline will likely not be as significant as the decline in the fourth quarter of 2014 of more than $1 billion.

Short-term incentive compensation expense related to the nine months ended September 30, 2015, was about $540 million, and we expect the full year will be about $720 million. Short-term incentive compensation expense related to the nine months ended September 30, 2014, was about $1.0 billion, and full-year 2014 was about $1.3 billion. The short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.
We believe profit in the fourth quarter of 2015 will be lower than the third quarter primarily due to significantly higher restructuring costs.

Other Profit/Loss Items

•
Other income/expense was income of $76 million in the nine months ended September 30, 2015, compared with income of $236 million in the nine months ended September 30, 2014. The change was primarily due to the unfavorable net impact of currency translation and hedging gains and losses, partially offset by a gain of $120 million on the sale of the remaining 35 percent interest in our former third party logistics business. The nine months ended September 30, 2015, included net losses of $192 million related to translation and hedging, compared to $86 million of net gains during the nine months ended September 30, 2014. Net losses in the nine months ended September 30, 2015, were primarily due to the Brazilian real. Net gains in the nine months ended September 30, 2014, were primarily due to the euro.

•
The provision for income taxes for the first nine months of 2015 reflects an estimated annual tax rate of 27 percent compared with 29.5 percent for the first nine months of 2014, excluding the items discussed below. The decrease is primarily due to a more favorable expected geographic mix of profits from a tax perspective in 2015, including the impact of restructuring costs primarily at higher U.S. tax rates. The impact of the U.S. research and development tax credit is not included in either the first nine months of 2015 or 2014 as it was renewed for 2014 in the fourth quarter of 2014 and has not been renewed for 2015.

The provision for income taxes for the first nine months of 2015 also includes a $42 million net charge to increase unrecognized tax benefits by $68 million partially offset by a benefit of $26 million to record U.S. refund claims related to prior tax years currently under examination. Our consideration of recent decisions of the U.S. Court of Appeals for the Second Circuit involving other taxpayers caused us to increase our unrecognized tax benefits related to foreign tax credits that arose as a result of certain financings.
The provision for income taxes for the first nine months of 2014 also included a net benefit of $21 million to adjust prior years’ U.S. taxes and interest.
Income taxes are based on the statutory tax rate of the jurisdiction where earnings are subject to taxation which may differ from the jurisdiction where that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to results of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35 percent. The indefinitely reinvested profits of Caterpillar SARL (CSARL), primarily taxable in Switzerland, contribute the most significant amount of this difference. On January 30, 2015, we received a Revenue Agent's Report (RAR) from the Internal Revenue Service (IRS) indicating the end of the field examination of our U.S. tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. The IRS has proposed to tax in the United States profits earned from certain parts transactions by CSARL based on the IRS examination team’s application of “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting this adjustment through the IRS appeals process. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. The purchase of parts by CSARL from unrelated parties and the subsequent sale of those parts to unrelated dealers outside the United States have substantial legal, commercial, and economic consequences for the parties involved. We have filed U.S. tax returns on this same basis for years after 2009. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine Months Ended September 30, 2015
Construction Industries [1]	$12,928	(13)%	$6,420	—%	$1,169	(38)%	$2,895	(13)%	$2,444	(26)%
Resource Industries [2]	5,715	(13)%	2,234	(5)%	942	(15)%	1,292	(17)%	1,247	(18)%
Energy & Transportation [3]	13,519	(13)%	5,907	(14)%	1,226	(14)%	3,864	(10)%	2,522	(13)%
All Other Segments [4]	1,729	1%	1,238	14%	115	(39)%	232	(13)%	144	(20)%
Corporate Items and Eliminations	(62)		(68)		2		—		4
Machinery, Energy & Transportation Sales	33,829	(12)%	15,731	(6)%	3,454	(25)%	8,283	(12)%	6,361	(20)%

Financial Products Segment	2,332	(7)%	1,360	2%	303	(15)%	311	(18)%	358	(18)%
Corporate Items and Eliminations	(180)		(105)		(29)		(17)		(29)
Financial Products Revenues	2,152	(6)%	1,255	3%	274	(14)%	294	(18)%	329	(17)%

Consolidated Sales and Revenues	$35,981	(12)%	$16,986	(5)%	$3,728	(25)%	$8,577	(12)%	$6,690	(20)%

Nine Months Ended September 30, 2014
Construction Industries [1]	$14,942		$6,407		$1,896		$3,333		$3,306
Resource Industries [2]	6,536		2,343		1,113		1,550		1,530
Energy & Transportation [3]	15,536		6,882		1,422		4,317		2,915
All Other Segments [4]	1,720		1,082		190		268		180
Corporate Items and Eliminations	(92)		(59)		(1)		(31)		(1)
Machinery, Energy & Transportation Sales	38,642		16,655		4,620		9,437		7,930

Financial Products Segment	2,502		1,331		356		379		436
Corporate Items and Eliminations	(204)		(108)		(38)		(20)		(38)
Financial Products Revenues	2,298		1,223		318		359		398

Consolidated Sales and Revenues	$40,940		$17,878		$4,938		$9,796		$8,328

[1]	Does not include inter-segment sales of $130 million and $198 million for the nine months ended September 30, 2015 and 2014, respectively.

[2]	Does not include inter-segment sales of $268 million and $318 million for the nine months ended September 30, 2015 and 2014, respectively.

[3]	Does not include inter-segment sales of $1,418 million and $1,706 million for the nine months ended September 30, 2015 and 2014, respectively.

[4]	Does not include inter-segment sales of $2,393 million and $2,597 million for the nine months ended September 30, 2015 and 2014, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2014	Sales Volume	Price Realization	Currency	Other	Nine Months Ended September 30, 2015	$ Change	% Change

Construction Industries	$14,942	$(1,495)	$112	$(631)	$—	$12,928	$(2,014)	(13)%
Resource Industries	6,536	(636)	(58)	(127)	—	5,715	(821)	(13)%
Energy & Transportation	15,536	(1,575)	62	(504)	—	13,519	(2,017)	(13)%
All Other Segments	1,720	33	12	(36)	—	1,729	9	1%
Corporate Items and Eliminations	(92)	31	1	(2)	—	(62)	30
Machinery, Energy & Transportation Sales	38,642	(3,642)	129	(1,300)	—	33,829	(4,813)	(12)%

Financial Products Segment	2,502	—	—	—	(170)	2,332	(170)	(7)%
Corporate Items and Eliminations	(204)	—	—	—	24	(180)	24
Financial Products Revenues	2,298	—	—	—	(146)	2,152	(146)	(6)%

Consolidated Sales and Revenues	$40,940	$(3,642)	$129	$(1,300)	$(146)	$35,981	$(4,959)	(12)%

Operating Profit by Segment
(Millions of dollars)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	$ Change	% Change
Construction Industries	$1,705	$1,845	$(140)	(8)%
Resource Industries	17	379	(362)	(96)%
Energy & Transportation	2,527	3,012	(485)	(16)%
All Other Segments	638	686	(48)	(7)%
Corporate Items and Eliminations	(1,919)	(2,122)	203
Machinery, Energy & Transportation	2,968	3,800	(832)	(22)%

Financial Products Segment	618	704	(86)	(12)%
Corporate Items and Eliminations	(20)	(28)	8
Financial Products	598	676	(78)	(12)%
Consolidating Adjustments	(196)	(211)	15
Consolidated Operating Profit	$3,370	$4,265	$(895)	(21)%

Construction Industries
Construction Industries’ sales were $12.928 billion in the nine months ended September 30, 2015, a decrease of $2.014 billion, or 13 percent, from the nine months ended September 30, 2014. The sales decrease was primarily due to lower sales volume and the unfavorable impact of currency slightly offset by favorable price realization. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment.

•	The decrease in sales volume was primarily due to lower deliveries to end users caused by widespread economic weakness.

•	The unfavorable currency impact was primarily from a weaker euro, Japanese yen and Brazilian real, as sales in these currencies translated into fewer U.S. dollars.
Sales decreased in all geographic regions except North America, where they were about flat.

•
In Asia/Pacific, the sales decline was primarily due to lower sales in China and Japan. In China, the lower sales resulted primarily from continued weak residential and non-residential construction activity. Sales in Japan declined due to a weaker Japanese yen, as sales in yen translated into fewer U.S. dollars, and lower end-user demand due to weaker economic conditions.

•
Decreases in Latin America were primarily related to lower demand due to continued weak construction activity and the absence of a large government order in Brazil that occurred during the nine months ended September 30, 2014. In addition, sales in Brazil declined due to a weaker Brazilian real, as sales in real translated into fewer U.S. dollars.

•	Sales declined in EAME primarily due to the unfavorable impact of currency, as sales in euros translated into fewer U.S. dollars.

•
Sales in North America were about flat. Improved price realization and the impact of favorable changes in dealer inventories, as dealers increased inventories more during the nine months ended September 30, 2015, than in the nine months ended September 30, 2014, were about offset by lower end-user demand as weakness in oil and gas-related construction was largely offset by stronger activity in residential and non-residential building construction.

We expect that sales in the fourth quarter of 2015 and 2016 will continue to be negatively impacted by weak residential and non-residential construction activity in China and low oil prices. We support the oil and gas industry with construction equipment for drill site preparation and infrastructure development. Construction industries also has a variety of indirect exposures to oil and gas, as countries that depend on oil revenues may reduce expenditures for roads and other infrastructure projects.
Construction Industries’ profit was $1.705 billion in the nine months ended September 30, 2015, compared with $1.845 billion in the nine months ended September 30, 2014. The decrease in profit was primarily due to lower sales volume, partially offset by the favorable impact of currency, lower incentive compensation expense and improved price realization.

Resource Industries
Resource Industries’ sales were $5.715 billion for the nine months ended September 30, 2015, a decrease of $821 million, or 13 percent, from the nine months ended September 30, 2014, primarily due to lower sales volume and the unfavorable impact of currency, primarily due to the euro and Australian dollar. Price realization was slightly unfavorable, resulting from a competitive pricing environment. Sales declined for both new equipment and aftermarket parts. We believe some mining companies are continuing to delay maintenance and rebuild activities.
The sales volume decrease was primarily the result of continued weak end-user demand worldwide due to weakened commodity prices and a reduction in capital expenditures by miners, partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the nine months ended September 30, 2015, the reductions were less significant than in the nine months ended September 30, 2014.
Commodity prices remained weak, and mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures as they have for the last several years. We believe most customers currently have a sufficient supply of equipment. As a result, sales and new orders in Resource Industries are continuing to weaken. The mining industry remains weak and we are not expecting any improvements in sales volume during the fourth quarter of 2015 or in 2016.
Sales decreased in all geographic regions.

•	Sales declined in Asia/Pacific primarily due to lower end-user demand and the unfavorable impact of currency, mostly due to the Australian dollar, as sales translated into fewer U.S. dollars.

•
In EAME, the sales decline was primarily due to lower end-user demand and the unfavorable impact of currency due to a weaker euro, as sales in euro translated into fewer U.S. dollars, partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the nine months ended September 30, 2015, the reductions were less significant than in the nine months ended September 30, 2014.

•
Decreases in Latin America were primarily related to continued weak mining activity and slightly unfavorable price realization, resulting from a competitive pricing environment. The decline was partially offset by the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the nine months ended September 30, 2015, the reductions were less significant than in the nine months ended September 30, 2014.

•
In North America, the sales decline was primarily due to lower sales of mining equipment partially offset by increases in sales of equipment used to support the quarry and aggregate industry and the favorable impact of changes in dealer inventories. While dealers continued to reduce inventories during the nine months ended September 30, 2015, the reductions were less significant than in the nine months ended September 30, 2014.

Resource Industries’ profit was $17 million for the nine months ended September 30, 2015, compared with $379 million for the nine months ended September 30, 2014. The decrease was primarily the result of lower sales volume, higher spending for new product introductions and unfavorable price realization, partially offset by improved material costs.

Energy & Transportation
Energy & Transportation’s sales were $13.519 billion for the nine months ended September 30, 2015, a decrease of $2.017 billion, or 13 percent, from the nine months ended September 30, 2014. The sales decrease was primarily due to lower sales volume and the unfavorable impact of currency, primarily from a weaker euro. Price realization was slightly favorable. Sales decreased in all geographic regions and across all applications.

•
Oil and Gas - The sales decrease was driven by lower end-user demand as low oil prices continued. Sales in the first half of 2015 benefited from a strong order backlog that was in place when the year started. As we have worked off this backlog, we started to see more significant declines in our oil-related sales in the third quarter of 2015 that we expect will continue in the fourth quarter of 2015 and into 2016. Based on the current backlog and recent quotation activity, sales in our turbine business are expected to decline in 2016. While sales related to oil projects are down, sales related to gas compression are expected to remain strong with a supportive backlog and increase in 2016.
Sales decreased in all regions except for EAME where they were about flat. Sales declined in Asia/Pacific resulting primarily from lower end-user demand for equipment used in drilling applications, the absence of large projects and the unfavorable impact of changes in dealer inventories as inventories decreased during the nine months ended September 30, 2015 and increased during the nine months ended September 30, 2014. In Latin America, sales were lower primarily due to the absence of a large project that occurred in the nine months ended September 30, 2014. In North America, sales were lower primarily due to end-user demand for equipment used in drilling and well servicing applications.

•
Transportation - Sales decreased in North America and were about flat in all other geographic regions. In North America, sales into rail applications decreased primarily due to the absence of a Tier IV locomotive offering and lower sales of recyclable materials. The decline of recyclable materials was driven primarily by the year-over-year decrease in scrap prices and the lower volume of railcars available to scrap.

•
Industrial - Sales decreased in all regions except Latin America which was about flat. In EAME, sales decreased primarily due to lower end-user demand for engines used by original equipment manufacturers for agriculture and construction applications, and the unfavorable impact of currency. In both Asia/Pacific and North America, lower demand for most industrial applications contributed to the sales decrease.

•
Power Generation - Sales decreased in EAME and were about flat in all other regions. In EAME, the sales decline was primarily due to the negative impact of currency and lower end-user demand resulting from weak economic conditions and political instability in the region.

Energy & Transportation’s profit was $2.527 billion for the nine months ended September 30, 2015, compared with $3.012 billion for the nine months ended September 30, 2014. The decrease was primarily due to lower sales volume, which includes a favorable mix of products, partially offset by favorable price realization.
Manufacturing costs were about flat as improved material costs and lower incentive compensation expense were about offset by the unfavorable impact of cost absorption and variable manufacturing inefficiencies driven by costs decreasing at a lower rate than production volume. The unfavorable impact of cost absorption resulted from a decrease in inventory during the nine months ended September 30, 2015, compared to a significant increase in inventory during the nine months ended September 30, 2014.
SG&A and R&D expenses were about flat as lower incentive compensation expense was about offset by increases in program spending including for new product introductions.

Financial Products Segment
Financial Products’ revenues were $2.332 billion for the nine months ended September 30, 2015, a decrease of $170 million, or 7 percent, from the nine months ended September 30, 2014. The decline was primarily due to lower average earning assets and lower average financing rates. Average earning assets were down in Asia/Pacific, Latin America and EAME, partially offset by higher average earning assets in North America. Average financing rates decreased primarily in North America and EAME.
Financial Products’ profit was $618 million in the nine months ended September 30, 2015, compared with $704 million in the nine months ended September 30, 2014. The decrease was primarily due to a $58 million decrease in net yield on average earning assets and a $38 million unfavorable impact from lower average earning assets, partially offset by the absence of $27 million of unfavorable out-of-period adjustments in 2014 related to interest rate swap contracts and the provision for credit losses.
The provision for credit losses was $89 million for the first nine months of 2015, compared with $120 million for the same period in 2014. The decrease was primarily due to a favorable impact from changes in the allowance rate driven by changes in certain assumptions within the allowance for credit loss model. During 2015, as a result of management’s review, the loss emergence period and loss given default assumptions were updated and resulted in a decrease to the allowance for credit losses of $66 million. The decrease in the provision for credit losses was also due to the absence of a $14 million out-of-period adjustment in the third quarter of 2014 (included in the discussion above). These changes were partially offset by an unfavorable impact from changes in the credit quality of Cat Financial’s portfolio.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.939 billion in the nine months ended September 30, 2015, a decrease of $211 million from the nine months ended September 30, 2014. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The decrease in expense from the nine months ended September 30, 2014, was primarily due to timing differences and lower restructuring costs, partially offset by higher spending for information technology-related programs.

RESTRUCTURING COSTS

For the three and nine months ended September 30, 2015, we recognized $89 million and $214 million, respectively, of restructuring costs, which included $60 million of employee separation costs and $29 million of long-lived asset impairments and other restructuring costs for the three months ended September 30, 2015 and $180 million of employee separation costs and $34 million of long-lived asset impairments and other restructuring costs for the nine months ended September 30, 2015. In addition we incurred $12 million of restructuring related costs for the three and nine months ended September 30, 2015. The restructuring costs in 2015 were primarily related to several restructuring programs across the company. For the three and nine months ended September 30, 2014, we recognized $81 million and $344 million, respectively, of restructuring costs, which included $46 million of employee separation costs and $35 million of long-lived asset impairments and other restructuring costs for the three months ended September 30, 2014 and $295 million of employee separation costs and $49 million of long-lived asset impairments and other restructuring costs for the nine months ended September 30, 2014. For the first nine months of 2014, the restructuring costs were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs for the year ended December 31, 2014 were $441 million which included $382 million of employee separation costs, $33 million of long-lived asset impairments and $26 million of other restructuring costs. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2014 and 2015 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2013	$89
Increase in liability (separation charges)	382
Reduction in liability (payments and other adjustments)	(289)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	180
Reduction in liability (payments and other adjustments)	(197)
Liability balance at September 30, 2015	$165

The remaining liability balance as of September 30, 2015 represents costs for employees who have either not yet separated from the Company or whose full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2015 and 2016.

In December 2013, we announced a restructuring plan for our Gosselies, Belgium, facility. This restructuring plan was designed to improve the competitiveness of our European manufacturing footprint and achieve competitiveness in our European operations by refocusing our current Gosselies operations on final machine assembly, test and paint with limited component and fabrication operations. This action includes reshaping our supply base for more efficient sourcing, improving factory efficiencies and workforce reductions and was approved by the Belgian Minister of Employment in February 2014. In 2014, we recognized $273 million of these separation-related charges. For the nine months ended September 30, 2015, we recognized $24 million, of employee separation costs relating to this restructuring plan, none of which were incurred in the three months ended September 30, 2015. We do not expect any further costs associated with this program. The employee separation liability balance as of September 30, 2015 includes $49 million related to this restructuring plan, the majority of which we expect will be paid in 2015.

On September 24, 2015, we announced significant restructuring and cost reduction actions to lower our operating costs in response to current economic and business conditions. As part of that announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees and more than 2,000 participants are in the program. After employee acceptance, this program required Company approval, which occurred in the fourth quarter of 2015. We expect to incur approximately $400 million in restructuring costs in the fourth quarter of 2015 related to this program. We have also offered several voluntary separation programs outside the United States and expect further reductions in 2015 from involuntary employee separation programs throughout the company. For the full year, we expect restructuring costs will be approximately $800 million, or $0.90 per share, which includes costs for ongoing programs as well as the recently announced employee separation programs. We expect that restructuring actions will result in a benefit to operating costs of about $750 million in 2016. Additional restructuring actions are being contemplated and are expected to occur through 2018.

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

2.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

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

14.
Price Realization - The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

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

16.
Restructuring Costs - Primarily costs for employee separations, long-lived asset impairments and contract terminations. Beginning in the third quarter of 2015, restructuring costs also include other exit-related costs associated with the consolidation of manufacturing facilities as we expect these costs to be significant as we implement the restructuring plan that was announced on September 24. Other exit-related costs are primarily for equipment relocation and accelerated depreciation.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first nine months of 2015, we experienced favorable liquidity conditions globally in both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the first nine months of 2015 with $6.05 billion of cash, a decrease of $1.30 billion from year-end 2014. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $4.8 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, if all of the cash held by non-U.S. subsidiaries were repatriated to the United States, additional U.S. tax would be payable.
Consolidated operating cash flow for the first nine months of 2015 was $4.86 billion, down from $6.19 billion for the same period last year. The decrease was primarily due to unfavorable changes to accounts payable (primarily due to decreased material purchases) as well as higher short-term incentive compensation payments in 2015. In addition, lower profit in 2015, which includes lower accruals for short-term incentive compensation payments, unfavorably impacted operating cash flow. Partially offsetting these items were favorable changes to inventory. During the first nine months of 2015, inventory decreased in conjunction with lower demand levels, while during the first nine months of 2014 inventory increased. We expect additional declines in inventory during the remainder of 2015 as a result of our continued focus on operational improvements and lower sales expectations for 2016. See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.
Total debt as of September 30, 2015 was $37.54 billion, a decrease of $1.74 billion from year-end 2014. Debt related to Financial Products decreased $1.26 billion, reflecting decreasing portfolio balances. Debt related to Machinery, Energy & Transportation decreased $487 million in the first nine months of 2015, primarily due to the maturity of a long-term debt issuance.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of September 30, 2015 was $2.75 billion. Our three Global Credit Facilities are:

•	In September 2015, we entered into a 364-day facility. The 364-day facility of $3.15 billion (of which $0.82 billion is available to Machinery, Energy, & Transportation) expires in September 2016.

•
In September 2015, we amended and restated the 2010 four-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $0.72 billion is available to Machinery, Energy & Transportation) now expires in September 2018.

•
In September 2015, we amended and restated the 2011 five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $1.21 billion is available to Machinery, Energy & Transportation) now expires in September 2020.

At September 30, 2015, Caterpillar's consolidated net worth was $21.01 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2015, Cat Financial's covenant interest coverage ratio was 2.09 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2015, Cat Financial's covenant leverage ratio was 7.49 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2015, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2015 were:

	September 30, 2015
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,796	179	3,617
Total credit lines available	14,296	2,929	11,367
Less: Commercial paper outstanding	(5,162)	—	(5,162)
Less: Utilized credit	(1,302)	(12)	(1,290)
Available credit	$7,832	$2,917	$4,915

The other external consolidated credit lines with banks as of September 30, 2015 totaled $3.80 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $3.45 billion in the first nine months of 2015, compared with $5.38 billion for the same period in 2014. The decrease was primarily due to unfavorable changes to accounts payable (primarily due to decreased material purchases) as well as higher short-term incentive compensation payments in 2015. In addition, lower profit in 2015, which includes lower accruals for short-term incentive compensation payments, unfavorably impacted operating cash flow. Partially offsetting these items were favorable changes to inventory. During the first nine months of 2015, inventory decreased in conjunction with lower demand levels, while during the first nine months of 2014 inventory increased. We expect additional declines in inventory during the remainder of 2015 as a result of our continued focus on operational improvements and lower sales expectations for 2016.
Net cash used for investing activities in the first nine months of 2015 was $1.06 billion, compared with net cash used of $1.27 billion in the first nine months of 2014. The favorable change was primarily due to lower investments in held-to-maturity securities during the first nine months of 2015.
Net cash used for financing activities during the first nine months of 2015 was $3.79 billion, compared with net cash used of $3.85 billion in the first nine months of 2014. The favorable change was primarily due to lower share repurchases in the first nine months of 2015 compared to the same period a year ago. Partially offsetting this item was the issuance of long-term debt in May of 2014.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.
Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by both management and our credit rating agencies is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 37.4 percent at September 30, 2015, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was also 37.4 percent at December 31, 2014.
Capital to support growth – Capital expenditures were $1.10 billion during the first nine months of 2015, compared to $1.13 billion for the same period in 2014. We expect capital expenditures in 2015 to be about the same as 2014 capital expenditures of $1.6 billion.
Appropriately funded employee benefit plans – We made $149 million of contributions to our pension plans during the first nine months of 2015. We currently anticipate full-year 2015 contributions of approximately $180 million, all of which are required. We made $455 million of contributions to our pension plans during the first nine months of 2014.
Paying dividends – Dividends paid totaled $1.31 billion in the first nine months of 2015, representing 70 cents per share paid in the first and second quarters and 77 cents per share paid in the third quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. As of January 1, 2015, $7.5 billion remained available under the 2014 Authorization. In the first nine months of 2015, we repurchased $2.03 billion of Caterpillar common stock, leaving approximately $5.5 billion available under the 2014 Authorization. Caterpillar's basic shares outstanding as of September 30, 2015 were approximately 582 million.

Financial Products
Financial Products' operating cash flow was $1.10 billion in the first nine months of 2015, compared with $1.14 billion for the same period a year ago. Net cash used for investing activities was $365 million for the first nine months of 2015, compared with $1.81 billion for the same period in 2014. The change was primarily due to lower levels of new financing at Cat Financial. Net cash used by financing activities was $492 million for the first nine months of 2015, compared with $524 million net cash provided by financing activities for the same period in 2014. The change was primarily due to lower funding requirements.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company's critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

GLOBAL WORKFORCE

Caterpillar worldwide, full-time employment was 108,922 at the end of the third quarter of 2015 compared with 114,352 at the end of the third quarter of 2014, a decrease of 5,430 full-time employees. The flexible workforce decreased by 2,658 for a total decrease in the global workforce of 8,088. The decrease was primarily the result of restructuring programs and lower production volumes.

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

On January 8, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requests documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company has received additional subpoenas relating to this investigation requesting additional documents and information relating to, among other things, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries, dividend distributions of certain non-U.S. Caterpillar subsidiaries, and Caterpillar SARL and related structures. The Company is cooperating with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

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

On September 10, 2014, the SEC issued to Caterpillar a subpoena seeking information concerning the Company’s accounting for the goodwill relating to its acquisition of Bucyrus International Inc. in 2011 and related matters. The Company has received additional subpoenas relating to this investigation, and the Company is cooperating with the SEC regarding its ongoing investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

Retirement Benefits

Accounting guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Based on market conditions as of September 30, 2015, we would be required to recognize an increase in our underfunded status of approximately $800 million at December 31, 2015. This would result in an increase in our Liability for postemployment benefits of approximately $800 million and a decrease in Accumulated other comprehensive income (loss) of approximately $500 million, net of tax. The increase in our underfunded status is due to year-to-date negative plan asset returns, partially offset by higher discount rates at September 30, 2015 (approximately 4.11 percent for our U.S. plans) as compared to the discount rates used at December 31, 2014. It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the measurement date, which is December 31, 2015.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $13.7 billion at September 30, 2015 and $14.8 billion at June 30, 2015. This represents about a $1.1 billion reduction from the end of the second quarter of 2015. The decline was about equally split between Energy & Transportation and Resource Industries. The dollar amount of backlog believed to be firm was approximately $17.3 billion at December 31, 2014. Of the total backlog, approximately $3.8 billion at September 30, 2015 was not expected to be filled in the following twelve months.

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

We have incurred restructuring costs during the three and nine month periods ending September 30, 2015 and 2014. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results to be meaningful to our readers. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Profit per share - diluted	$0.62	$1.63	$3.62	$4.64
Per share restructuring costs	0.13	0.09	0.27	0.39
Profit per share excluding restructuring costs	$0.75	$1.72	$3.89	$5.03

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 82 to 89 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,285	$10,285	$—	$—
Revenues of Financial Products	677	—	772	(95)	[2]
Total sales and revenues	10,962	10,285	772	(95)

Operating costs:
Cost of goods sold	7,954	7,953	—	1	[3]
Selling, general and administrative expenses	1,225	1,111	139	(25)	[3]
Research and development expenses	534	534	—	—
Interest expense of Financial Products	142	—	144	(2)	[4]
Other operating (income) expenses	394	97	304	(7)	[3]
Total operating costs	10,249	9,695	587	(33)

Operating profit	713	590	185	(62)

Interest expense excluding Financial Products	127	138	—	(11)	[4]
Other income (expense)	(68)	(140)	21	51	[5]

Consolidated profit before taxes	518	312	206	—

Provision (benefit) for income taxes	144	82	62	—
Profit of consolidated companies	374	230	144	—

Equity in profit (loss) of unconsolidated affiliated companies	(3)	(3)	—	—
Equity in profit of Financial Products’ subsidiaries	—	144	—	(144)	[6]

Profit of consolidated and affiliated companies	371	371	144	(144)

Less: Profit (loss) attributable to noncontrolling interests	3	3	—	—

Profit [7]	$368	$368	$144	$(144)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$33,829	$33,829	$—	$—
Revenues of Financial Products	2,152	—	2,390	(238)	[2]
Total sales and revenues	35,981	33,829	2,390	(238)

Operating costs:
Cost of goods sold	25,559	25,559	—	—
Selling, general and administrative expenses	3,932	3,505	444	(17)	[3]
Research and development expenses	1,612	1,612	—	—
Interest expense of Financial Products	440	—	445	(5)	[4]
Other operating (income) expenses	1,068	185	903	(20)	[3]
Total operating costs	32,611	30,861	1,792	(42)

Operating profit	3,370	2,968	598	(196)

Interest expense excluding Financial Products	381	413	—	(32)	[4]
Other income (expense)	76	(110)	22	164	[5]

Consolidated profit before taxes	3,065	2,445	620	—

Provision (benefit) for income taxes	870	681	189	—
Profit of consolidated companies	2,195	1,764	431	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	429	—	(429)	[6]

Profit of consolidated and affiliated companies	2,196	2,194	431	(429)

Less: Profit (loss) attributable to noncontrolling interests	7	5	2	—

Profit [7]	$2,189	$2,189	$429	$(429)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,046	$4,808	$1,238	$—
Receivables – trade and other	6,783	3,717	327	2,739	[2,3]
Receivables – finance	8,862	—	12,777	(3,915)	[3]
Deferred and refundable income taxes	1,446	1,400	46	—
Prepaid expenses and other current assets	993	360	644	(11)	[4]
Inventories	11,150	11,150	—	—
Total current assets	35,280	21,435	15,032	(1,187)

Property, plant and equipment – net	15,955	11,816	4,139	—
Long-term receivables – trade and other	1,266	120	242	904	[2,3]
Long-term receivables – finance	13,551	—	14,486	(935)	[3]
Investments in unconsolidated affiliated companies	231	231	—	—
Investments in Financial Products subsidiaries	—	4,160	—	(4,160)	[5]
Noncurrent deferred and refundable income taxes	1,559	2,151	108	(700)	[6]
Intangible assets	2,841	2,835	6	—
Goodwill	6,546	6,529	17	—
Other assets	1,740	369	1,384	(13)	[4]
Total assets	$78,969	$49,646	$35,414	$(6,091)

Liabilities
Current liabilities:
Short-term borrowings	$6,080	$12	$7,161	$(1,093)	[7]
Accounts payable	5,206	5,093	196	(83)	[8]
Accrued expenses	3,306	3,038	268	—
Accrued wages, salaries and employee benefits	1,678	1,645	33	—
Customer advances	1,610	1,610	—	—
Other current liabilities	1,698	1,229	489	(20)	[6,9]
Long-term debt due within one year	6,255	516	5,739	—
Total current liabilities	25,833	13,143	13,886	(1,196)

Long-term debt due after one year	25,208	9,028	16,211	(31)	[7]
Liability for postemployment benefits	8,638	8,638	—	—
Other liabilities	3,322	2,869	1,157	(704)	[6,9]
Total liabilities	63,001	33,678	31,254	(1,931)
Commitments and contingencies
Stockholders’ equity
Common stock	5,190	5,190	911	(911)	[5]
Treasury stock	(17,642)	(17,642)	—	—
Profit employed in the business	35,191	35,191	3,935	(3,935)	[5]
Accumulated other comprehensive income (loss)	(6,843)	(6,843)	(815)	815	[5]
Noncontrolling interests	72	72	129	(129)	[5]
Total stockholders’ equity	15,968	15,968	4,160	(4,160)
Total liabilities and stockholders’ equity	$78,969	$49,646	$35,414	$(6,091)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,196	$2,194	$431	$(429)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,272	1,608	664	—
Undistributed profit of Financial Products	—	(179)	—	179	[3]
Other	354	252	(92)	194	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	614	342	(65)	337	[4,5]
Inventories	840	845	—	(5)	[4]
Accounts payable	(893)	(988)	56	39	[4]
Accrued expenses	(25)	(41)	3	13	[4]
Accrued wages, salaries and employee benefits	(704)	(695)	(9)	—
Customer advances	(36)	(36)	—	—
Other assets – net	(108)	(203)	58	37	[4]
Other liabilities – net	354	347	57	(50)	[4]
Net cash provided by (used for) operating activities	4,864	3,446	1,103	315

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(946)	(938)	(9)	1	[4]
Expenditures for equipment leased to others	(1,251)	(157)	(1,116)	22	[4]
Proceeds from disposals of leased assets and property, plant and equipment	473	51	429	(7)	[4]
Additions to finance receivables	(7,099)	—	(9,434)	2,335	[5,8]
Collections of finance receivables	6,849	—	9,001	(2,152)	[5]
Net intercompany purchased receivables	—	—	758	(758)	[5]
Proceeds from sale of finance receivables	101	—	101	—
Net intercompany borrowings	—	(21)	1	20	[6]
Investments and acquisitions (net of cash acquired)	(140)	(140)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	174	180	—	(6)	[8]
Proceeds from sale of securities	238	16	222	—
Investments in securities	(296)	(20)	(276)	—
Other – net	(76)	(34)	(42)	—
Net cash provided by (used for) investing activities	(1,973)	(1,063)	(365)	(545)

Cash flow from financing activities:
Dividends paid	(1,309)	(1,309)	(250)	250	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	34	34	—	—
Treasury shares purchased	(2,025)	(2,025)	—	—
Excess tax benefit from stock-based compensation	20	20	—	—
Net intercompany borrowings	—	(1)	21	(20)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,082	3	4,079	—
Payments on debt (original maturities greater than three months)	(6,772)	(513)	(6,259)	—
Short-term borrowings – net (original maturities three months or less)	1,922	5	1,917	—
Net cash provided by (used for) financing activities	(4,055)	(3,793)	(492)	230
Effect of exchange rate changes on cash	(131)	(99)	(32)	—
Increase (decrease) in cash and short-term investments	(1,295)	(1,509)	214	—
Cash and short-term investments at beginning of period	7,341	6,317	1,024	—
Cash and short-term investments at end of period	$6,046	$4,808	$1,238	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of businesses and investments.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2014
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,948	$2,941	$505	$(498)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,368	1,685	683	—
Undistributed profit of Financial Products	—	(233)	—	233	[3]
Other	327	240	(94)	181	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	393	672	27	(306)	[4,5]
Inventories	(859)	(849)	—	(10)	[4]
Accounts payable	518	508	(51)	61	[4]
Accrued expenses	(44)	18	(62)	—
Accrued wages, salaries and employee benefits	648	646	2	—
Customer advances	(132)	(132)	—	—
Other assets – net	(104)	(94)	(21)	11	[4]
Other liabilities – net	123	(18)	152	(11)	[4]
Net cash provided by (used for) operating activities	6,186	5,384	1,141	(339)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,072)	(1,063)	(9)	—
Expenditures for equipment leased to others	(1,310)	(70)	(1,286)	46	[4]
Proceeds from disposals of leased assets and property, plant and equipment	681	61	626	(6)	[4]
Additions to finance receivables	(8,464)	—	(10,777)	2,313	[5,8]
Collections of finance receivables	7,264	—	9,280	(2,016)	[5]
Net intercompany purchased receivables	—	—	246	(246)	[5]
Proceeds from sale of finance receivables	154	—	157	(3)	[5]
Net intercompany borrowings	—	—	1	(1)	[6]
Investments and acquisitions (net of cash acquired)	(18)	(18)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	196	210	—	(14)	[8]
Proceeds from sale of securities	347	21	326	—
Investments in securities	(769)	(418)	(351)	—
Other – net	(12)	8	(20)	—
Net cash provided by (used for) investing activities	(3,003)	(1,269)	(1,807)	73

Cash flow from financing activities:
Dividends paid	(1,197)	(1,197)	(265)	265	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Contribution from noncontrolling interests	2	2	—	—
Common stock issued, including treasury shares reissued	218	218	—	—
Treasury shares purchased	(4,238)	(4,238)	—	—
Excess tax benefit from stock-based compensation	162	162	—	—
Net intercompany borrowings	—	(1)	—	1	[6]
Proceeds from debt issued (original maturities greater than three months)	9,103	1,991	7,112	—
Payments on debt (original maturities greater than three months)	(7,893)	(779)	(7,114)	—
Short-term borrowings – net (original maturities three months or less)	791	—	791	—
Net cash provided by (used for) financing activities	(3,059)	(3,849)	524	266
Effect of exchange rate changes on cash	(123)	(58)	(65)	—
Increase (decrease) in cash and short-term investments	1	208	(207)	—
Cash and short-term investments at beginning of period	6,081	4,597	1,484	—
Cash and short-term investments at end of period	$6,082	$4,805	$1,277	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of portions of the Bucyrus distribution business to Cat dealers.

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

Changes in internal control over financial reporting

During the third quarter of 2015, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period[1]	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions) [2]
July 1-31, 2015	18,304,849	$76.40	18,304,849	$5.576
August 1-31, 2015	—	$—	—	$5.576
September 1-30, 2015	1,328,685	$76.40	1,328,685	$5.475
Total	19,633,534	$76.40	19,633,534

[1]
In July 2015, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2015 ASR Agreement), which was completed in September 2015. Pursuant to the terms of the July 2015 ASR Agreement, a total of approximately 19.6 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.5 billion.

[2]
In January 2014, the Board of Directors authorized the repurchase of $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). As of September 30, 2015, approximately $5.5 billion remained available under the 2014 Authorization.

Share repurchases in the table above are reported based on trade dates.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2015	9,084	$78.55	N/A	N/A
August 1-31, 2015	1,370	$75.33	N/A	N/A
September 1-30, 2015	14,599	$74.62	N/A	N/A
Total	25,053	$76.08
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 29 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees.  As of September 30, 2015, the EIP Plans had approximately 14,000 active participants in the aggregate.  During the third quarter of 2015, approximately 98,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1
2015 364-Day Credit Agreement dated as of September 10, 2015, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.2	Local Currency Addendum to the 2015 364-Day Credit Agreement (incorporated by reference from exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.3	Japan Local Currency Addendum to the 2015 364-Day Credit Agreement (incorporated by reference from exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.4
Amended and Restated 2015 Three-Year Credit Agreement dated as of September 10, 2015, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from exhibit 99.4 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.5
Local Currency Addendum to the Amended and Restated 2015 Three-Year Credit Agreement (incorporated by reference from exhibit 99.5 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.6
Japan Local Currency Addendum to the Amended and Restated 2015 Three-Year Credit Agreement (incorporated by reference from exhibit 99.6 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.7
Amended and Restated 2015 Five-Year Credit Agreement dated as of September 10, 2015, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from exhibit 99.7 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.8
Local Currency Addendum to the Amended and Restated 2015 Five-Year Credit Agreement (incorporated by reference from exhibit 99.8 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.9
Japan Local Currency Addendum to the Amended and Restated 2015 Five-Year Credit Agreement (incorporated by reference from exhibit 99.9 to the Company's Current Report on Form 8-K filed on September 16, 2015).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2015).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

October 30, 2015	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

October 30, 2015	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

October 30, 2015	/s/ James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

October 30, 2015	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
10.1
2015 364-Day Credit Agreement dated as of September 10, 2015, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.2	Local Currency Addendum to the 2015 364-Day Credit Agreement (incorporated by reference from exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.3	Japan Local Currency Addendum to the 2015 364-Day Credit Agreement (incorporated by reference from exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.4
Amended and Restated 2015 Three-Year Credit Agreement dated as of September 10, 2015, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from exhibit 99.4 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.5
Local Currency Addendum to the Amended and Restated 2015 Three-Year Credit Agreement (incorporated by reference from exhibit 99.5 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.6
Japan Local Currency Addendum to the Amended and Restated 2015 Three-Year Credit Agreement (incorporated by reference from exhibit 99.6 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.7
Amended and Restated 2015 Five-Year Credit Agreement dated as of September 10, 2015, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from exhibit 99.7 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.8
Local Currency Addendum to the Amended and Restated 2015 Five-Year Credit Agreement (incorporated by reference from exhibit 99.8 to the Company's Current Report on Form 8-K filed on September 16, 2015).

10.9
Japan Local Currency Addendum to the Amended and Restated 2015 Five-Year Credit Agreement (incorporated by reference from exhibit 99.9 to the Company's Current Report on Form 8-K filed on September 16, 2015).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2015).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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