Form 10-Q
period 2016-03-31
CATERPILLAR INC
filed 2016-05-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At March 31, 2016, 583,868,746 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31
	2016	2015
Sales and revenues:
Sales of Machinery, Energy & Transportation	$8,780	$11,961
Revenues of Financial Products	681	741
Total sales and revenues	9,461	12,702

Operating costs:
Cost of goods sold	6,822	8,760
Selling, general and administrative expenses	1,088	1,249
Research and development expenses	508	524
Interest expense of Financial Products	152	150
Other operating (income) expenses	397	317
Total operating costs	8,967	11,000

Operating profit	494	1,702

Interest expense excluding Financial Products	129	129
Other income (expense)	—	194

Consolidated profit before taxes	365	1,767

Provision (benefit) for income taxes	92	521
Profit of consolidated companies	273	1,246

Equity in profit (loss) of unconsolidated affiliated companies	(1)	2

Profit of consolidated and affiliated companies	272	1,248

Less: Profit (loss) attributable to noncontrolling interests	1	3

Profit [1]	$271	$1,245

Profit per common share	$0.46	$2.06

Profit per common share – diluted [2]	$0.46	$2.03

Weighted-average common shares outstanding (millions)
– Basic	582.8	604.9
– Diluted [2]	587.7	612.7

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2016	2015

Profit of consolidated and affiliated companies	$272	$1,248
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2016 - $32; 2015 - $(85)	408	(786)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2016 - $(69); 2015 - $0	118	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2016 - $5; 2015 - $4	(10)	(9)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(6); 2015 - $9	9	(14)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $(5); 2015 - $(14)	9	24

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(5); 2015 - $(4)	6	8
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $(1); 2015 - $1	2	(2)

Total other comprehensive income (loss), net of tax	542	(779)
Comprehensive income	814	469
Less: comprehensive income attributable to the noncontrolling interests	(1)	(3)
Comprehensive income attributable to stockholders	$813	$466

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and short-term investments	$5,886	$6,460
Receivables – trade and other	6,856	6,695
Receivables – finance	9,310	8,991
Prepaid expenses and other current assets	1,847	1,662
Inventories	9,849	9,700
Total current assets	33,748	33,508

Property, plant and equipment – net	15,935	16,090
Long-term receivables – trade and other	1,159	1,170
Long-term receivables – finance	13,527	13,651
Noncurrent deferred and refundable income taxes	2,486	2,489
Intangible assets	2,741	2,821
Goodwill	6,710	6,615
Other assets	2,001	1,998
Total assets	$78,307	$78,342

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$13	$9
Financial Products	7,804	6,958
Accounts payable	5,101	5,023
Accrued expenses	3,142	3,116
Accrued wages, salaries and employee benefits	1,158	1,994
Customer advances	1,328	1,146
Dividends payable	—	448
Other current liabilities	1,593	1,671
Long-term debt due within one year:
Machinery, Energy & Transportation	568	517
Financial Products	5,508	5,360
Total current liabilities	26,215	26,242

Long-term debt due after one year:
Machinery, Energy & Transportation	8,914	8,960
Financial Products	15,556	16,209
Liability for postemployment benefits	8,600	8,843
Other liabilities	3,269	3,203
Total liabilities	62,554	63,457
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/16 and 12/31/15 – 814,894,624) at paid-in amount	5,247	5,238
Treasury stock (3/31/16 – 231,025,878 shares; 12/31/15 – 232,572,734 shares) at cost	(17,595)	(17,640)
Profit employed in the business	29,517	29,246
Accumulated other comprehensive income (loss)	(1,493)	(2,035)
Noncontrolling interests	77	76
Total stockholders’ equity	15,753	14,885
Total liabilities and stockholders’ equity	$78,307	$78,342

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	$5,016	$(15,726)	$28,515	$(1,059)	$80	$16,826
Profit of consolidated and affiliated companies	—	—	1,245	—	3	1,248
Foreign currency translation, net of tax	—	—	—	(786)	—	(786)
Pension and other postretirement benefits, net of tax	—	—	—	(9)	—	(9)
Derivative financial instruments, net of tax	—	—	—	10	—	10
Available-for-sale securities, net of tax	—	—	—	6	—	6
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,257,067	(58)	90	—	—	—	32
Stock-based compensation expense	135	—	—	—	—	135
Net excess tax benefits from stock-based compensation	8	—	—	—	—	8
Common shares repurchased: 4,779,963 [1]	—	(400)	—	—	—	(400)
Balance at March 31, 2015	$5,101	$(16,036)	$29,760	$(1,838)	$76	$17,063

Three Months Ended March 31, 2016
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit of consolidated and affiliated companies	—	—	271	—	1	272
Foreign currency translation, net of tax	—	—	—	408	—	408
Pension and other postretirement benefits, net of tax	—	—	—	108	—	108
Derivative financial instruments, net of tax	—	—	—	18	—	18
Available-for-sale securities, net of tax	—	—	—	8	—	8
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 1,546,856	(90)	45	—	—	—	(45)
Stock-based compensation expense	101	—	—	—	—	101
Net excess tax benefits from stock-based compensation	(6)	—	—	—	—	(6)
Other	4	—	—	—	1	5
Balance at March 31, 2016	$5,247	$(17,595)	$29,517	$(1,493)	$77	$15,753

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31
	2016	2015
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$272	$1,248
Adjustments for non-cash items:
Depreciation and amortization	740	753
Other	269	(88)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	14	6
Inventories	(74)	(89)
Accounts payable	211	228
Accrued expenses	33	35
Accrued wages, salaries and employee benefits	(852)	(1,027)
Customer advances	174	25
Other assets – net	(145)	365
Other liabilities – net	(153)	(186)
Net cash provided by (used for) operating activities	489	1,270

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(357)	(437)
Expenditures for equipment leased to others	(383)	(389)
Proceeds from disposals of leased assets and property, plant and equipment	173	167
Additions to finance receivables	(2,014)	(2,122)
Collections of finance receivables	2,047	2,241
Proceeds from sale of finance receivables	10	43
Investments and acquisitions (net of cash acquired)	(12)	(29)
Proceeds from sale of businesses and investments (net of cash sold)	—	167
Proceeds from sale of securities	49	83
Investments in securities	(62)	(70)
Other – net	(23)	(38)
Net cash provided by (used for) investing activities	(572)	(384)

Cash flow from financing activities:
Dividends paid	(448)	(424)
Distribution to noncontrolling interests	(1)	(7)
Common stock issued, including treasury shares reissued	(45)	32
Treasury shares purchased	—	(400)
Excess tax benefit from stock-based compensation	1	17
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1	2
Financial Products	1,210	1,527
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(3)	(6)
Financial Products	(1,703)	(2,313)
Short-term borrowings – net (original maturities three months or less)	486	950
Net cash provided by (used for) financing activities	(502)	(622)
Effect of exchange rate changes on cash	11	(42)
Increase (decrease) in cash and short-term investments	(574)	222
Cash and short-term investments at beginning of period	6,460	7,341
Cash and short-term investments at end of period	$5,886	$7,563

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2016 and 2015, (b) the consolidated comprehensive income for the three months ended March 31, 2016 and 2015, (c) the consolidated financial position at March 31, 2016 and December 31, 2015, (d) the consolidated changes in stockholders’ equity for the three months ended March 31, 2016 and 2015 and (e) the consolidated cash flow for the three months ended March 31, 2016 and 2015.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

The December 31, 2015 financial position data included herein is derived from the audited consolidated financial statements included in the 2015 Form 10-K but does not include all disclosures required by U.S. GAAP.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. See Note 1C., Note 2, Note 7 and Note 15 for more information.

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity.

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	March 31, 2016	December 31, 2015
Receivables - trade and other	$31	$19
Receivables - finance	463	466
Long-term receivables - finance	68	62
Other assets	34	35
Guarantees	192	175
Total	$788	$757

C.  Change in Accounting Principle

Effective January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected return on plan assets for our defined benefit pension and other postretirement benefit plans. Prior to 2016, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) and were generally amortized into earnings in future periods. Under the new principle, actuarial gains and losses will be immediately recognized through net benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair value method. We believe these changes are preferable as they accelerate the recognition of changes in fair value of plan assets and actuarial gains and losses in our Consolidated Statement of Results of Operations, provide greater transparency of our economic obligations in accounting results and better align with the fair value principles by recognizing the effects of economic and interest rate changes on pension and other postretirement benefit assets and liabilities in the year in which the gains and losses are incurred. These changes have been applied retrospectively to prior years. As of January 1, 2015, the cumulative effect of the change resulted in a decrease of $5 billion in Profit employed in the business and a corresponding increase of $5 billion in Accumulated other comprehensive income (loss).

Following are the changes to financial statement line items as a result of the accounting principle change for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statement of Results of Operations
(Dollars in millions except per share data)
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$6,822	$6,881	$(59)	$8,760	$8,843	$(83)
Selling, general and administrative expenses	$1,088	$1,124	$(36)	$1,249	$1,318	$(69)
Research and development expenses	$508	$518	$(10)	$524	$546	$(22)
Other operating (income) expenses	$397	$397	$—	$317	$318	$(1)
Total operating costs	$8,967	$9,072	$(105)	$11,000	$11,175	$(175)
Operating profit	$494	$389	$105	$1,702	$1,527	$175
Other income (expense)	$—	$4	$(4)	$194	$157	$37
Consolidated profit before taxes	$365	$264	$101	$1,767	$1,555	$212
Provision for income taxes	$92	$61	$31	$521	$443	$78
Profit of consolidated companies	$273	$203	$70	$1,246	$1,112	$134
Profit of consolidated and affiliated companies	$272	$202	$70	$1,248	$1,114	$134
Profit	$271	$201	$70	$1,245	$1,111	$134
Profit per common share	$0.46	$0.34	$0.12	$2.06	$1.84	$0.22
Profit per common share - diluted	$0.46	$0.34	$0.12	$2.03	$1.81	$0.22

Consolidated Statement of Financial Position
(Dollars in millions)
	March 31, 2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Noncurrent deferred and refundable income taxes	$2,486	$2,476	$10
Liability for postemployment benefits	$8,600	$8,581	$19
Profit employed in the business	$29,517	$34,409	$(4,892)
Accumulated other comprehensive income (loss)	$(1,493)	$(6,376)	$4,883

	December 31, 2015
	Recast	Previously Reported	Effect of Accounting Change
Profit employed in the business	$29,246	$34,208	$(4,962)
Accumulated other comprehensive income (loss)	$(2,035)	$(6,997)	$4,962

Consolidated Statement of Cash Flow
(Millions of dollars)
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Cash flow from operating activities:	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$272	$202	$70	$1,248	$1,114	$134
Adjustments for non-cash items: Other	$269	$265	$4	$(88)	$(51)	$(37)
Other assets – net	$(145)	$(176)	$31	$365	$288	$77
Other liabilities – net	$(153)	$(48)	$(105)	$(186)	$(12)	$(174)

2.                                    New accounting guidance

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We plan to adopt the new guidance effective January 1, 2018 and are in the process of evaluating the effect of the new guidance on our financial statements.

Variable interest entities (VIE) – In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. The guidance was effective January 1, 2016 and did not have a material impact on our financial statements.

Presentation of debt issuance costs – In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the new guidance, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance was effective January 1, 2016 and was applied retrospectively. The adoption did not have a material impact on our financial statements.

Fair value disclosures for investments in certain entities that calculate net asset value per share – In May 2015, the FASB issued accounting guidance which removes the requirement to categorize within the fair value hierarchy investments measured at net asset value (or its equivalent) as a practical expedient for fair value. The new guidance requires that the amount of these investments continue to be disclosed to reconcile the fair value hierarchy disclosure to the balance sheet. The guidance was effective January 1, 2016 and was applied retrospectively. The adoption did not have a material impact on our financial statements.

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

Simplifying the accounting for measurement-period adjustments – In September 2015, the FASB issued accounting guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. An acquirer in a business combination is required to report provisional amounts when measurements are incomplete at the end of the reporting period covering the business combination. Prior to the issuance of the new guidance, an acquirer was required to adjust such provisional amounts by restating prior period financial statements. Under the new guidance, the acquirer will recognize the measurement-period adjustment in the period the adjustment is determined. The guidance was effective January 1, 2016 and was applied prospectively. The adoption did not have a material impact on our financial statements.

Balance sheet classification of deferred taxes - In November 2015, the FASB issued accounting guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Statement of Financial Position. Previous guidance requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. We had the option to apply the new guidance prospectively or retrospectively. The new guidance is effective January 1, 2017, with early adoption permitted. We adopted the new guidance effective January 1, 2016 and applied it retrospectively. The adoption resulted in the reclassification of current deferred tax assets and liabilities to noncurrent assets and liabilities on the Consolidated Statement of Financial Position. For the year ended December 31, 2015, Deferred and refundable income taxes were reduced by $910 million (the remaining balance of $616 million was reclassified to Prepaid expenses and other current assets), Noncurrent deferred and refundable income taxes were increased by $835 million, Other current liabilities were reduced by $59 million and Other liabilities were reduced by $16 million.

Recognition and measurement of financial assets and financial liabilities - In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Consolidated Statement of Financial Position as of the beginning of the year of adoption. The impact on our financial statements at the time of adoption will primarily be based on changes in the fair value of our available-for-sale equity securities subsequent to January 1, 2018, which will be recorded through earnings.

Lease accounting - In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019 with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. We are in the process of evaluating the effect of the new guidance on our financial statements.

Stock-based compensation - In March 2016, the FASB issued accounting guidance to simplify several aspects of the accounting for share-based payments. The new guidance changes how reporting entities account for certain aspects of share-based payments, including the accounting for income taxes and the classification of the tax impact on the Consolidated Statement of Cash Flow. The new guidance is effective January 1, 2017 with early adoption permitted. We are in the process of evaluating the effect of the new guidance on our financial statements.

3.                                     Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Our stock-based compensation primarily consists of stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and stock-settled stock appreciation rights (SARs).  Awards granted prior to 2015 generally vest three years after the date of grant (cliff vesting). The awards granted in 2015 and 2016 generally vest according to a three-year graded vesting schedule. Beginning in 2015, PRSUs were granted. PRSUs generally have a three-year performance period and cliff vest at the end of the period based upon achievement of performance targets established at the time of grant.

Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a "Long Service Separation" and all outstanding stock options, SARs and RSUs will vest. Outstanding PRSUs granted to employees with a "Long Service Separation" will vest at the end of the performance period based upon achievement of the performance target. For awards granted prior to 2016, if the "Long Service Separation" criteria are met, the vested options/SARs will have a life that is the lesser of ten years from the original grant date or five years from the separation date. For awards granted in 2016, the vested options/SARs will have a life equal to ten years from the original grant date.

We recognized pretax stock-based compensation expense in the amount of $101 million and $135 million for the three months ended March 31, 2016 and 2015, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	4,243,272	$20.64	$74.77	7,939,497	$23.61	$83.34
RSUs	1,085,505	$68.04	$74.77	1,690,661	$77.55	$83.02
PRSUs	614,347	$64.71	$74.77	132,068	$77.47	$82.90

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2016 and 2015, respectively:

	Grant Year
	2016	2015
Weighted-average dividend yield	3.23%	2.27%
Weighted-average volatility	31.1%	28.4%
Range of volatilities	22.5-33.4%	19.9-35.9%
Range of risk-free interest rates	0.62-1.73%	0.22-2.08%
Weighted-average expected lives	8 years	8 years

As of March 31, 2016, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $308 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge) or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI), to the extent effective, on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statement of Cash Flow.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of March 31, 2016, the maximum term of these outstanding contracts was approximately 15 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Mexican peso, Norwegian krona, Singapore dollar, Swiss franc or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery, Energy & Transportation foreign currency contracts are undesignated.

As of March 31, 2016, $8 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of March 31, 2016, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of March 31, 2016, less than $1 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of

Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2016	December 31, 2015
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$39	$12
Machinery, Energy & Transportation	Accrued expenses	(26)	(25)
Interest rate contracts
Financial Products	Receivables – trade and other	1	1
Financial Products	Long-term receivables – trade and other	54	51
Financial Products	Accrued expenses	(3)	(4)
		$65	$35
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$9	$2
Machinery, Energy & Transportation	Accrued expenses	—	(9)
Financial Products	Receivables – trade and other	22	3
Financial Products	Long-term receivables – trade and other	32	36
Financial Products	Accrued expenses	(10)	(6)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(8)	(12)
		$46	$14

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	March 31, 2016	December 31, 2015

Machinery, Energy & Transportation	$1,841	$2,040
Financial Products	$3,945	$3,539

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$3	$(4)	$(1)	$1
		$3	$(4)	$(1)	$1

Cash Flow Hedges
	Three Months Ended March 31, 2016
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$16	Other income (expense)	$(10)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	(1)	Interest expense of Financial Products	(2)	—
	$15		$(14)	$—

	Three Months Ended March 31, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(25)	Other income (expense)	$(35)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	2	Interest expense of Financial Products	(1)	—
	$(23)		$(38)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$22	$(55)
Financial Products	Other income (expense)	(4)	(28)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	—	(6)
		$18	$(89)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2016 and December 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

March 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$49	$—	$49	$(26)	$—	$23
Financial Products	109	—	109	(5)	—	104
Total	$158	$—	$158	$(31)	$—	$127

March 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(34)	$—	$(34)	$26	$—	$(8)
Financial Products	(13)	—	(13)	5	—	(8)
Total	$(47)	$—	$(47)	$31	$—	$(16)

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$14	$—	$14	$(14)	$—	$—
Financial Products	91	—	91	(5)	—	86
Total	$105	$—	$105	$(19)	$—	$86

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(46)	$—	$(46)	$14	$—	$(32)
Financial Products	(10)	—	(10)	5	—	(5)
Total	$(56)	$—	$(56)	$19	$—	$(37)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2016	December 31, 2015
Raw materials	$2,500	$2,467
Work-in-process	1,897	1,857
Finished goods	5,205	5,122
Supplies	247	254
Total inventories	$9,849	$9,700

6.                                     Investments in unconsolidated affiliated companies

Investments in unconsolidated affiliated companies, included in Other assets in the Consolidated Statement of Financial Position, were as follows:

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)	March 31, 2016	December 31, 2015
Investments in equity method companies	$200	$203
Plus: Investments in cost method companies	46	43
Total investments in unconsolidated affiliated companies	$246	$246

In February 2015, we sold our 35 percent equity interest in the third party logistics business, formerly Caterpillar Logistics Services LLC, to an affiliate of The Goldman Sachs Group, Inc. and investment funds affiliated with Rhône Capital LLC for $177 million, which was comprised of $167 million in cash and a $10 million note receivable included in Long-term receivables - trade and other in the Consolidated Statement of Financial Position. As a result of the sale, we recognized a pretax gain of $120 million (included in Other income (expense)) and derecognized the carrying value of our noncontrolling interest of $57 million, which was previously included in Other assets in the Consolidated Statement of Financial Position. The gain on the disposal is included as a reconciling item between Segment profit and Consolidated profit before taxes. The sale of this investment supports Caterpillar's increased focus on growth opportunities in its core businesses.

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2016
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,525	$(859)	$1,666
Intellectual property	11	1,629	(663)	966
Other	14	176	(67)	109
Total finite-lived intangible assets	14	$4,330	$(1,589)	$2,741

		December 31, 2015
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(809)	$1,680
Intellectual property	11	1,660	(626)	1,034
Other	12	174	(67)	107
Total finite-lived intangible assets	14	$4,323	$(1,502)	$2,821

Amortization expense for the three months ended March 31, 2016 and 2015 was $82 million and $87 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
Remaining Nine Months of 2016	2017	2018	2019	2020	Thereafter
$247	$330	$321	$320	$312	$1,211

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2016 or 2015.

As discussed in Note 15, effective January 1, 2016, we revised our reportable segments in line with the changes to our organization structure. As a result of these changes, $118 million of goodwill was reassigned to Energy & Transportation from All Other segments.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2016 were as follows:

(Millions of dollars)	December 31, 2015	Acquisitions	Other Adjustments [1]	March 31, 2016
Construction Industries
Goodwill	$285	$—	$15	$300
Impairments	(22)	—	—	(22)
Net goodwill	263	—	15	278
Resource Industries
Goodwill	4,145	—	57	4,202
Impairments	(580)	—	—	(580)
Net goodwill	3,565	—	57	3,622
Energy & Transportation
Goodwill	2,738	—	18	2,756
All Other [2]
Goodwill	49	—	5	54
Consolidated total
Goodwill	7,217	—	95	7,312
Impairments	(602)	—	—	(602)
Net goodwill	$6,615	$—	$95	$6,710

1  Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segments (See Note 15).

8.                                     Investments in debt and equity securities

We have investments in certain debt and equity securities, primarily at Insurance Services, that have been classified as available-for-sale and recorded at fair value. In addition, Insurance Services has an equity security investment in a real estate investment trust (REIT) which is recorded at fair value based on the net asset value (NAV) of the investment. These investments are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of debt and equity securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the specific identification method for debt and equity securities and are included in Other income (expense) in the Consolidated Statement of Results of Operations.

The cost basis and fair value of debt and equity securities were as follows:

	March 31, 2016			December 31, 2015
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$12	$—	$12	$9	$—	$9
Other U.S. and non-U.S. government bonds	72	—	72	71	1	72

Corporate bonds
Corporate bonds	707	13	720	701	7	708
Asset-backed securities	126	1	127	129	—	129

Mortgage-backed debt securities
U.S. governmental agency	283	5	288	291	1	292
Residential	11	—	11	12	—	12
Commercial	58	2	60	59	2	61

Equity securities
Large capitalization value	242	35	277	243	30	273
Real estate investment trust (REIT)	50	1	51	25	—	25
Smaller company growth	37	15	52	37	17	54
Total	$1,598	$72	$1,670	$1,577	$58	$1,635

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2016
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$64	$1	$27	$—	$91	$1
Asset-backed securities	15	—	9	1	24	1
Equity securities
Large capitalization value	76	9	5	1	81	10
Small company growth	10	2	1	—	11	2
Total	$165	$12	$42	$2	$207	$14

	December 31, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$242	$3	$27	$1	$269	$4
Asset-backed securities	84	1	10	1	94	2
Mortgage-backed debt securities
U.S. governmental agency	135	1	57	1	192	2
Equity securities
Large capitalization value	97	8	2	—	99	8
Smaller company growth	14	1	—	—	14	1
Total	$572	$14	$96	$3	$668	$17

1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds and asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2016.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2016.

The cost basis and fair value of the available-for-sale debt securities at March 31, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2016
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$168	$169
Due after one year through five years	667	679
Due after five years through ten years	54	55
Due after ten years	28	28
U.S. governmental agency mortgage-backed securities	283	288
Residential mortgage-backed securities	11	11
Commercial mortgage-backed securities	58	60
Total debt securities – available-for-sale	$1,269	$1,290

Sales of Securities:
	Three Months Ended March 31
(Millions of dollars)	2016	2015
Proceeds from the sale of available-for-sale securities	$49	$83
Gross gains from the sale of available-for-sale securities	$1	$5
Gross losses from the sale of available-for-sale securities	$1	$1

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our year-end pension and other postretirement liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016. The discount rates used to measure the 2016 service and interest cost components of net periodic benefit cost are provided in the table below. Under the previous method the discount rate used for these components of cost would have been 4.2 percent for U.S. pensions, 3.2 percent for non-U.S. pensions and 4.1 percent for other postretirement benefits (OPEB). Compared to the method used in 2015, this change lowered pension and OPEB expense by $45 million and increased profit per share by $0.06 for the three months ended March 31, 2016.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	March 31		March 31		March 31
	2016	2015	2016	2015	2016	2015
For the three months ended:
Components of net periodic benefit cost:
Service cost	$30	$46	$23	$29	$20	$25
Interest cost	129	151	30	39	33	46
Expected return on plan assets	(189)	(224)	(58)	(69)	(11)	(14)
Amortization of prior service cost (credit) [1]	—	—	—	—	(15)	(13)
Net periodic benefit cost (benefit)	(30)	(27)	(5)	(1)	27	44
Curtailments and termination benefits [2]	—	—	—	—	(2)	—
Total cost (benefit) included in operating profit	$(30)	$(27)	$(5)	$(1)	$25	$44

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.5%	3.8%	2.9%	3.3%	4.4%	3.9%
Discount rate used to measure interest cost	3.4%	3.8%	2.8%	3.3%	3.3%	3.9%
Expected rate of return on plan assets	6.9%	7.4%	6.1%	6.8%	7.5%	7.8%
Rate of compensation increase	4.0%	4.0%	3.5%	4.0%	4.0%	4.0%

[1]
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

[2]	Curtailments and termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

We made $63 million of contributions to our pension plans during the three months ended March 31, 2016. We currently anticipate full-year 2016 contributions of approximately $150 million, all of which are required. We made $77 million of contributions to our pension plans during the three months ended March 31, 2015.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended March 31
(Millions of dollars)	2016	2015
U.S. Plans	$85	$83
Non-U.S. Plans	18	18
	$103	$101

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2016 and December 31, 2015, the related liability was $12 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2016	December 31, 2015
Caterpillar dealer performance guarantees	$224	$216
Customer loan guarantees	61	47
Supplier consortium performance guarantee	299	286
Third party logistics business lease guarantees	107	107
Other guarantees	26	25
Total guarantees	$717	$681

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2016 and December 31, 2015, the SPC’s assets of $1,230 million and $1,211 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,229 million and $1,210 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2016
Warranty liability, January 1	$1,354
Reduction in liability (payments)	(220)
Increase in liability (new warranties)	219
Warranty liability, March 31	$1,353

(Millions of dollars)	2015
Warranty liability, January 1	$1,426
Reduction in liability (payments)	(874)
Increase in liability (new warranties)	802
Warranty liability, December 31	$1,354

11.                               Profit per share

Computations of profit per share:	Three Months Ended March 31
(Dollars in millions except per share data)	2016	2015
Profit for the period (A) [1]	$271	$1,245
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	582.8	604.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.9	7.8
Average common shares outstanding for fully diluted computation (C) [2]	587.7	612.7
Profit per share of common stock:
Assuming no dilution (A/B)	$0.46	$2.06
Assuming full dilution (A/C) [2]	$0.46	$2.03
Shares outstanding as of March 31 (in millions)	583.9	603.6

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 29,093,289 and 22,360,627 common shares were outstanding for the three months ended March 31, 2016 and 2015, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. During the first quarter of 2015, a total of approximately 4.8 million shares of our common stock were repurchased through the open market at an aggregate cost to Caterpillar of $400 million. Through the end of the first quarter of 2016, approximately $4.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	408	118	9	6	541
Amounts reclassified from accumulated other comprehensive (income) loss	—	(10)	9	2	1
Other comprehensive income (loss)	408	108	18	8	542
Balance at March 31, 2016	$(1,545)	$39	$(32)	$45	$(1,493)

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(992)	$(31)	$(119)	$83	$(1,059)
Other comprehensive income (loss) before reclassifications	(786)	—	(14)	8	(792)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(9)	24	(2)	13
Other comprehensive income (loss)	(786)	(9)	10	6	(779)
Balance at March 31, 2015	$(1,778)	$(40)	$(109)	$89	$(1,838)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended March 31
(Millions of dollars)	Classification of income (expense)	2016	2015

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$15	$13
Tax (provision) benefit		(5)	(4)
Reclassifications net of tax		$10	$9

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(10)	$(35)
Interest rate contracts	Interest expense excluding Financial Products	(2)	(2)
Interest rate contracts	Interest expense of Financial Products	(2)	(1)
Reclassifications before tax		(14)	(38)
Tax (provision) benefit		5	14
Reclassifications net of tax		$(9)	$(24)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$(3)	$3
Tax (provision) benefit		1	(1)
Reclassifications net of tax		$(2)	$2

Total reclassifications from Accumulated other comprehensive income (loss)		$(1)	$(13)

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

14.                              Income taxes

The provision for income taxes in the first quarter reflects an estimated annual tax rate of 25 percent, compared to 29.5 percent for the first quarter of 2015 and 25.5 percent for the full-year 2015 excluding a $42 million discrete tax charge. The full-year rate for 2015 of 25.5 percent was lower than the first-quarter 2015 rate, primarily due to changes in the geographic mix of profits from a tax perspective along with the impact of the permanent renewal of the U.S. research and development tax credit in the fourth quarter.

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

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who also has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads two smaller operating segments that are included in the All Other operating segments.  The Caterpillar Enterprise System Group and Law and Public Policy Division are cost centers and do not meet the definition of an operating segment.

Effective January 1, 2016, we made the following changes to segment reporting. These changes were made to reflect changes in organizational accountabilities and refinements to our internal reporting.

•	Responsibility for remanufacturing of Cat engines and components and remanufacturing services for other companies moved from the All Other operating segments to Energy & Transportation.

•
Responsibility for business strategy, product management, development, manufacturing, marketing and product support for forestry and paving products moved from the All Other operating segments to Construction Industries.

•
Responsibility for business strategy, product management, development, manufacturing, marketing and product support for industrial and waste products moved from the All Other operating segments to Resource Industries.

•	Responsibility for sales and product support of on-highway vocational trucks for North America moved from the All Other operating segments to Energy & Transportation.

•
Internal charges for component manufacturing and logistics services provided by All Other operating segments to Construction Industries, Resource Industries and Energy & Transportation in excess of cost have been adjusted to approximate cost, resulting in a reduction in profit in the All Other operating segments and corresponding increases in profit in the other three segments.

•
Costs that previously had been included in Corporate costs, primarily for company-wide strategies such as information technology and manufacturing process transformation, have been included in the ME&T operating segments that benefit from the costs.

Segment information for 2015 has been retrospectively adjusted to conform to the 2016 presentation.

B.	Description of segments

We have six operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segments:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers, forestry products, paving products and related parts. In addition, Construction Industries has responsibility for an integrated manufacturing cost center. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, quarry, waste, and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, track and rotary drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, material handlers, continuous miners, scoops and haulers, hardrock continuous mining systems, select work tools, machinery components, electronics and control systems and related parts. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. Inter-segment sales are a source of revenue for this segment.

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Cat engines and components and remanufacturing services for other companies; the business strategy, product design, product management, development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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

All Other operating segments:  Primarily includes activities such as: the business strategy, product management, development, and manufacturing of filters and fluids, undercarriage, tires and rims, ground engaging tools, fluid transfer products, precision seals and rubber, and sealing and connecting components primarily for Cat products; parts distribution; distribution services responsible for dealer development and administration including a wholly-owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the art digital technologies while transforming the buying experience. Results for the All Other operating segments are included as a reconciling item between reportable segments and consolidated external reporting.

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

•	Stock-based compensation expense is not included in segment profit.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 35 to 39 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation costs, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, equipment relocation, inventory write-downs and sales discounts and payments to dealers and customers related to discontinued products. A table, Reconciliation of Restructuring costs on page 37, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended March 31
(Millions of dollars)
	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$4,043	$8	$4,051	$113	$440	$5,840	$28
Resource Industries	1,449	71	1,520	155	(96)	8,448	35
Energy & Transportation	3,278	632	3,910	166	410	8,131	147
Machinery, Energy & Transportation	$8,770	$711	$9,481	$434	$754	$22,419	$210
Financial Products Segment	743	—	743	205	168	37,236	297
Total	$9,513	$711	$10,224	$639	$922	$59,655	$507

	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,014	$23	$5,037	$140	$745	$6,176	$40
Resource Industries	1,971	87	2,058	147	96	8,931	35
Energy & Transportation	4,915	794	5,709	167	1,024	8,769	159
Machinery, Energy & Transportation	$11,900	$904	$12,804	$454	$1,865	$23,876	$234
Financial Products Segment	795	—	795	215	227	35,729	294
Total	$12,695	$904	$13,599	$669	$2,092	$59,605	$528

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2016
Total external sales and revenues from reportable segments	$8,770	$743	$—		$9,513
All Other operating segments	38	—	—		38
Other	(28)	16	(78)	[1]	(90)
Total sales and revenues	$8,780	$759	$(78)		$9,461

Three Months Ended March 31, 2015
Total external sales and revenues from reportable segments	$11,900	$795	$—		$12,695
All Other operating segments	72	—	—		72
Other	(11)	18	(72)	[1]	(65)
Total sales and revenues	$11,961	$813	$(72)		$12,702
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2016
Total profit from reportable segments	$754	$168	$922
All Other operating segments	(7)	—	(7)
Cost centers	25	—	25
Corporate costs	(159)	—	(159)
Timing	32	—	32
Restructuring costs	(159)	(2)	(161)
Methodology differences:
Inventory/cost of sales	(3)	—	(3)
Postretirement benefit expense	55	—	55
Stock-based compensation expense	(97)	(4)	(101)
Financing costs	(135)	—	(135)
Equity in (profit) loss of unconsolidated affiliated companies	2	—	2
Currency	(40)	—	(40)
Other income/expense methodology differences	(56)	—	(56)
Other methodology differences	(14)	5	(9)
Total consolidated profit before taxes	$198	$167	$365

Three Months Ended March 31, 2015
Total profit from reportable segments	$1,865	$227	$2,092
All Other operating segments	(7)	—	(7)
Cost centers	18	—	18
Corporate costs	(140)	—	(140)
Timing	19	—	19
Restructuring costs	(35)	—	(35)
Methodology differences:			—
Inventory/cost of sales	(35)	—	(35)
Postretirement benefit expense	69	—	69
Stock-based compensation expense	(129)	(6)	(135)
Financing costs	(136)	—	(136)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	10	—	10
Other income/expense methodology differences	59	—	59
Other methodology differences	(18)	8	(10)
Total consolidated profit before taxes	$1,538	$229	$1,767

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended March 31, 2016
Construction Industries	$440	$(22)	$418
Resource Industries	(96)	(25)	(121)
Energy & Transportation	410	(100)	310
Financial Products Segment	168	(2)	166
All Other operating segments	(7)	(5)	(12)
Total	$915	$(154)	$761

Three Months Ended March 31, 2015
Construction Industries	$745	$(23)	$722
Resource Industries	96	(8)	88
Energy & Transportation	1,024	(3)	1,021
Financial Products Segment	227	—	227
All Other operating segments	(7)	(1)	(8)
Total	$2,085	$(35)	$2,050

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2016
Total assets from reportable segments	$22,419	$37,236	$—	$59,655
All Other operating segments	1,411	—	—	1,411
Items not included in segment assets:
Cash and short-term investments	4,744	—	—	4,744
Intercompany receivables	2,107	—	(2,107)	—
Investment in Financial Products	4,194	—	(4,194)	—
Deferred income taxes	3,156	—	(750)	2,406
Goodwill and intangible assets	4,080	—	—	4,080
Property, plant and equipment – net and other assets	2,015	—	—	2,015
Operating lease methodology difference	(201)	—	—	(201)
Inventory methodology differences	(2,263)	—	—	(2,263)
Intercompany loan included in Financial Products' assets	—	—	(1,000)	(1,000)
Liabilities included in segment assets	7,922	—	—	7,922
Other	(313)	(83)	(66)	(462)
Total assets	$49,271	$37,153	$(8,117)	$78,307

December 31, 2015
Total assets from reportable segments	$23,876	$35,729	$—	$59,605
All Other operating segments	1,405	—	—	1,405
Items not included in segment assets:
Cash and short-term investments	5,340	—	—	5,340
Intercompany receivables	1,087	—	(1,087)	—
Investment in Financial Products	3,888	—	(3,888)	—
Deferred income taxes	3,208	—	(793)	2,415
Goodwill and intangible assets	3,571	—	—	3,571
Property, plant and equipment – net and other assets	1,585	—	—	1,585
Operating lease methodology difference	(213)	—	—	(213)
Inventory methodology differences	(2,646)	—	—	(2,646)
Liabilities included in segment assets	8,017	—	—	8,017
Other	(567)	(93)	(77)	(737)
Total assets	$48,551	$35,636	$(5,845)	$78,342

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2016
Total depreciation and amortization from reportable segments	$434	$205	$639
Items not included in segment depreciation and amortization:
All Other operating segments	52	—	52
Cost centers	40	—	40
Other	(1)	10	9
Total depreciation and amortization	$525	$215	$740

Three Months Ended March 31, 2015
Total depreciation and amortization from reportable segments	$454	$215	$669
Items not included in segment depreciation and amortization:
All Other operating segments	49	—	49
Cost centers	37	—	37
Other	(10)	8	(2)
Total depreciation and amortization	$530	$223	$753

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2016
Total capital expenditures from reportable segments	$210	$297	$—	$507
Items not included in segment capital expenditures:
All Other operating segments	16	—	—	16
Cost centers	12	—	—	12
Timing	217	—	—	217
Other	(76)	73	(9)	(12)
Total capital expenditures	$379	$370	$(9)	$740

Three Months Ended March 31, 2015
Total capital expenditures from reportable segments	$234	$294	$—	$528
Items not included in segment capital expenditures:
All Other operating segments	25	—	—	25
Cost centers	19	—	—	19
Timing	253	—	—	253
Other	(54)	63	(8)	1
Total capital expenditures	$477	$357	$(8)	$826

16.                             Cat Financial financing activities

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

Cat Financial’s allowance for credit losses is segregated into two portfolio segments:

•Customer - Finance receivables with retail customers.
•Dealer - Finance receivables with Caterpillar dealers.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$327	$9	$336
Receivables written off	(38)	—	(38)
Recoveries on receivables previously written off	7	—	7
Provision for credit losses	29	(1)	28
Other	5	—	5
Balance at end of period	$330	$8	$338

Individually evaluated for impairment	$58	$—	$58
Collectively evaluated for impairment	272	8	280
Ending Balance	$330	$8	$338

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$606	$—	$606
Collectively evaluated for impairment	18,955	3,592	22,547
Ending Balance	$19,561	$3,592	$23,153

(Millions of dollars)	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$388	$10	$398
Receivables written off	(196)	—	(196)
Recoveries on receivables previously written off	41	—	41
Provision for credit losses	119	(1)	118
Other	(25)	—	(25)
Balance at end of year	$327	$9	$336

Individually evaluated for impairment	$65	$—	$65
Collectively evaluated for impairment	262	9	271
Ending Balance	$327	$9	$336

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$601
Collectively evaluated for impairment	18,788	3,570	22,358
Ending Balance	$19,389	$3,570	$22,959

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

	March 31, 2016
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$62	$29	$30	$121	$7,993	$8,114	$5
Europe	15	11	64	90	2,364	2,454	12
Asia Pacific	34	22	29	85	1,593	1,678	12
Mining	16	13	62	91	1,691	1,782	1
Latin America	54	114	243	411	1,916	2,327	1
Caterpillar Power Finance	5	14	28	47	3,159	3,206	—
Dealer
North America	—	—	—	—	2,226	2,226	—
Europe	—	—	—	—	145	145	—
Asia Pacific	—	—	—	—	604	604	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	610	610	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$186	$203	$456	$845	$22,308	$23,153	$31

	December 31, 2015
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$7,850	$7,937	$4
Europe	18	7	44	69	2,358	2,427	9
Asia Pacific	21	12	21	54	1,647	1,701	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	2,209	2,209	—
Europe	—	—	—	—	149	149	—
Asia Pacific	—	—	—	—	552	552	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	653	653	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$135	$64	$397	$596	$22,363	$22,959	$22

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of March 31, 2016 or December 31, 2015, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	March 31, 2016			December 31, 2015
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$20	$20	$—	$12	$12	$—
Europe	39	39	—	41	41	—
Asia Pacific	4	4	—	1	1	—
Mining	79	79	—	84	84	—
Latin America	27	27	—	28	28	—
Caterpillar Power Finance	268	267	—	242	241	—
Total	$437	$436	$—	$408	$407	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$15	$13	$4	$14	$13	$4
Europe	11	11	6	11	10	5
Asia Pacific	35	35	5	34	34	4
Mining	11	11	4	11	11	3
Latin America	53	53	22	53	53	21
Caterpillar Power Finance	44	44	17	70	70	28
Total	$169	$167	$58	$193	$191	$65

Total Impaired Finance Receivables
North America	$35	$33	$4	$26	$25	$4
Europe	50	50	6	52	51	5
Asia Pacific	39	39	5	35	35	4
Mining	90	90	4	95	95	3
Latin America	80	80	22	81	81	21
Caterpillar Power Finance	312	311	17	312	311	28
Total	$606	$603	$58	$601	$598	$65

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$14	$—	$14	$—
Europe	40	—	44	—
Asia Pacific	2	—	3	—
Mining	81	1	102	2
Latin America	27	—	32	—
Caterpillar Power Finance	253	3	135	1
Total	$417	$4	$330	$3

Impaired Finance Receivables With An Allowance Recorded
North America	$14	$—	$6	$—
Europe	12	—	14	—
Asia Pacific	33	1	26	—
Mining	11	—	63	1
Latin America	51	1	46	1
Caterpillar Power Finance	59	—	128	—
Total	$180	$2	$283	$2

Total Impaired Finance Receivables
North America	$28	$—	$20	$—
Europe	52	—	58	—
Asia Pacific	35	1	29	—
Mining	92	1	165	3
Latin America	78	1	78	1
Caterpillar Power Finance	312	3	263	1
Total	$597	$6	$613	$5

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

As of March 31, 2016 and December 31, 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	March 31, 2016	December 31, 2015
North America	$40	$31
Europe	56	39
Asia Pacific	18	15
Mining	135	106
Latin America	262	217
Caterpillar Power Finance	57	77
Total	$568	$485

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

There were no finance receivables modified as TDRs during the three months ended March 31, 2016 or 2015 for the Dealer portfolio segment. Finance receivables in the Customer portfolio segment modified as TDRs during the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	11	$10	$10	3	$1	$1
Asia Pacific	4	3	3	—	—	—
Latin America	2	—	—	—	—	—
Caterpillar Power Finance	4	39	27	2	83	80
Total [1]	21	$52	$40	5	$84	$81

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	4	$—	4	$1
Europe	13	1	—	—
Asia Pacific	3	—	—	—
Latin America	1	—	1	—
Total	21	$1	5	$1

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

Investments in debt and equity securities
Investments in certain debt and equity securities, primarily at Insurance Services, have been classified as available-for-sale and recorded at fair value.  Fair values for our U.S. treasury bonds and large capitalization value and smaller company growth equity securities are based upon valuations for identical instruments in active markets.  Fair values for other government bonds, corporate bonds and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

In addition, Insurance Services has an equity investment in a real estate investment trust (REIT) which is recorded at fair value based on the net asset value (NAV) of the investment.

See Note 8 for additional information on our investments in debt and equity securities.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2016 and December 31, 2015 are summarized below:

	March 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$12	$—	$—	$12
Other U.S. and non-U.S. government bonds	—	72	—	72
Corporate bonds
Corporate bonds	—	720	—	720
Asset-backed securities	—	127	—	127
Mortgage-backed debt securities
U.S. governmental agency	—	288	—	288
Residential	—	11	—	11
Commercial	—	60	—	60
Equity securities
Large capitalization value	277	—	—	277
Smaller company growth	52	—	—	52
Total available-for-sale securities	341	1,278	—	1,619
REIT	—	—	51	51
Derivative financial instruments, net	—	111	—	111
Total Assets	$341	$1,389	$51	$1,781

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	72	—	72
Corporate bonds
Corporate bonds	—	708	—	708
Asset-backed securities	—	129	—	129
Mortgage-backed debt securities
U.S. governmental agency	—	292	—	292
Residential	—	12	—	12
Commercial	—	61	—	61
Equity securities
Large capitalization value	273	—	—	273
Smaller company growth	54	—	—	54
Total available-for-sale securities	336	1,274	—	1,610
REIT	—	—	25	25
Derivative financial instruments, net	—	49	—	49
Total Assets	$336	$1,323	$25	$1,684

The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward for the three months ended March 31, 2016 of our REIT investment, which was purchased during the fourth quarter of 2015, is as follows.

(Millions of dollars)	REIT
Balance at December 31, 2015	$25
Purchases of securities	25
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	1
Balance at March 31, 2016	$51

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $69 million and $91 million as of March 31, 2016 and December 31, 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	March 31, 2016		December 31, 2015
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$5,886	$5,886	$6,460	$6,460	1
Restricted cash and short-term investments	65	65	52	52	1
Investments in debt and equity securities	1,670	1,670	1,635	1,635	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	16,753	16,826	16,515	16,551	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,704	1,669	1,821	1,775	3	Note 16
Foreign currency contracts – net	66	66	13	13	2	Note 4
Interest rate swaps – net	52	52	48	48	2	Note 4

Liabilities
Short-term borrowings	7,817	7,817	6,967	6,967	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,482	11,234	9,477	10,691	2
Financial Products	21,064	21,596	21,569	21,904	2
Commodity contracts – net	7	7	12	12	2	Note 4
Guarantees	12	12	12	12	3	Note 10

[1]	Total excluded items have a net carrying value at March 31, 2016 and December 31, 2015 of $6,409 million and $6,452 million, respectively.

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

For the three months ended March 31, 2016, we recognized $161 million of restructuring costs. The costs included $82 million of long-lived asset impairments, $31 million of employee separation costs and $11 million of other restructuring costs and were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations. In addition, for the three months ended March 31, 2016, we incurred costs related to our restructuring programs of $37 million. These costs were primarily for accelerated depreciation and inventory write-downs and were recognized primarily in Cost of goods sold. The restructuring costs in 2016 were related to our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions. For the three months ended March 31, 2015, we recognized $35 million of restructuring costs, which included $34 million of employee separation costs and $1 million of long-lived asset impairments. For the first three months of 2015, the restructuring costs were primarily related to facility closures and workforce reductions in Europe.

Restructuring costs for the year ended December 31, 2015 were $898 million which included $641 million of employee separation costs, $127 million of long-lived asset impairments and $82 million of defined benefit retirement plan curtailment losses and were recognized in Other operating (income) expense. In addition, in 2015 we incurred costs related to our restructuring programs of $48 million. These costs were primarily for accelerated depreciation and inventory write-downs and were recognized primarily in Cost of goods sold. The restructuring costs in 2015 were related to several restructuring programs across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	31
Reduction in liability (payments)	(405)
Liability balance at March 31, 2016	$109

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees, various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. We have eliminated approximately 5,300 positions since then. As of December 31, 2015, we incurred $379 million of employee separation costs and $82 million of defined benefit retirement plan curtailment losses related to these programs. Additionally, we incurred $31 million of employee separation costs in the first quarter of 2016. Substantially all of the employee separation costs included in the December 31, 2015 liability balance were paid in the first quarter of 2016. Most of the March 31, 2016 liability balance is expected to be paid in 2016.
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the current business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We estimate restructuring costs incurred under the restructuring plan to be $120 million. For the three months ended March 31, 2016, we recognized $74 million of restructuring costs primarily for long-lived asset impairments related to this restructuring plan. The remaining costs are expected to be recognized in 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First-quarter 2016 sales and revenues were $9.461 billion, a 26 percent decrease from first-quarter 2015 sales and revenues of $12.702 billion. Sales declined across the company with substantial reductions in construction, oil and gas, mining and rail reflecting continued weak conditions in many of the industries we serve. Profit per share for the first quarter of 2016 was $0.46, a 77 percent decrease from first-quarter 2015 profit per share of $2.03. Profit was $271 million in the first quarter of 2016, a decrease of 78 percent from $1.245 billion in the first quarter of 2015. Profit declined primarily due to lower sales volume.

Highlights for the first quarter of 2016 include:

•
First-quarter sales and revenues were $9.461 billion, compared with $12.702 billion in the first quarter of 2015. Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Financial Products’ revenues also decreased.

•
Restructuring costs were $161 million in the first quarter of 2016 with an after-tax impact of $0.21 per share, compared with restructuring costs of $35 million in the first quarter of 2015 with an after-tax impact of $0.04 per share.

•
Profit per share was $0.46 in the first quarter of 2016 and excluding restructuring costs of $0.21 per share was $0.67 per share. Profit in the first quarter of 2015 was $2.03 per share and excluding restructuring costs of $0.04 per share was $2.07 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $218 million in the first quarter of 2016, compared to $1.042 billion in the first quarter of 2015.

•	ME&T debt-to-capital ratio was 37.7 percent at March 31, 2016 compared to 39.0 percent at the end of 2015.

Restructuring Costs

In the first quarter of 2016, we continued our focus on structural cost reduction to help improve our long-term results. Restructuring costs of $161 million were related to our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company. For 2016, we anticipate these restructuring actions will result in costs of about $550 million.

Notes:

•
Effective January 1, 2016, we made several changes that impacted the accounting for pension and other post-employment benefits. See Retirement Benefits discussion on page 66. We also made changes to organizational accountabilities and internal reporting that impacted segment results. Our 2015 financial information has been recast to be consistent with the 2016 presentation.

•	Glossary of terms is included on pages 58-60; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 67.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2015

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2015 (at left) and the first quarter of 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $9.461 billion in the first quarter of 2016, compared with $12.702 billion in the first quarter of 2015, a decline of $3.241 billion, or 26 percent. The decrease was primarily due to lower sales volume. While sales for both new equipment and aftermarket parts declined in all segments, most of the decrease was for new equipment. The unfavorable impact of price realization and currency also contributed to the decline. We expect the relative strength of the U.S. dollar will negatively impact sales in 2016.
Dealer machine and engine inventories increased about $300 million in the first quarter of 2016 and about $900 million in the first quarter of 2015. For the full year of 2016, we expect dealers will continue to reduce inventories. Dealers are independent, and there could be many reasons for changes in their inventory levels. In general, dealers adjust inventory based on their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Sales declined in all regions. In North America, sales decreased 26 percent due to both lower end-user demand, primarily in Energy & Transportation, and the unfavorable impact of changes in dealer inventories, primarily in Construction Industries. In EAME, sales declined 24 percent, primarily in Africa/Middle East due to weak economic conditions resulting from low oil and other commodity prices. Asia/Pacific sales declined 23 percent, primarily due to lower end-user demand for Energy & Transportation applications and products used in mining. Sales decreased 43 percent in Latin America, primarily due to widespread economic weakness across the region. The most significant decreases were in Brazil and Mexico.
Sales decreased in all segments. Energy & Transportation’s sales declined 33 percent largely due to lower end-user demand for oil and gas and transportation applications. Construction Industries’ sales decreased 19 percent, primarily due to the unfavorable impact of changes in dealer inventories, lower demand from end users and unfavorable price realization. Resource Industries’ sales declined 26 percent, mostly due to continued low end-user demand. Financial Products’ segment revenues were down 7 percent, primarily due to lower average earning assets and lower average financing rates.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2015 (at left) and the first quarter of 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the first quarter of 2016 was $494 million, compared with $1.702 billion in the first quarter of 2015. The decrease of $1.208 billion was primarily due to lower sales volume, including an unfavorable mix of products, resulting from continued weak commodity prices globally and economic weakness in developing countries. In addition, price realization and restructuring costs were unfavorable. These items were partially offset by favorable period costs and variable manufacturing costs.
The unfavorable price realization resulted from competitive market conditions and an unfavorable geographic mix of sales. We continue to see competitive pressure that started in the last half of 2015 driven by excess industry capacity, unfavorable currency pressure, as the impact of the stronger dollar benefited competitors based outside the United States, and an overall weak economic environment. We expect the current competitive pressure to continue for the remainder of the year, particularly in Construction Industries and Resource Industries. However, we expect that most of the year-over-year weakness will occur in the first half of 2016, as price realization was more negative in the second half of 2015 compared to the first half.
Variable manufacturing costs were favorable, primarily due to improved material costs. Period costs were lower, primarily resulting from substantial restructuring and cost reduction actions and lower short-term incentive compensation expense. The reductions impacted period manufacturing costs and selling, general and administrative expenses (SG&A). Research and development expenses (R&D) were about flat.
Restructuring costs of $161 million in the first quarter of 2016 were related to our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company. In the first quarter of 2015, restructuring costs were $35 million.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. First-quarter 2016 expense was about $120 million. First-quarter 2015 expense was about $215 million.
Other Profit/Loss Items

▪
Other income/expense in the first quarter of 2016 was zero, compared with income of $194 million in the first quarter of 2015. The unfavorable change was primarily due to the absence of a gain of $120 million on the sale of the remaining 35 percent interest in our former third-party logistics business. In addition, the net impact from currency translation and hedging gains and losses was unfavorable. There were net losses in the first quarter of 2016, compared to net gains in the first quarter of 2015.

▪
The provision for income taxes in the first quarter reflects an estimated annual tax rate of 25 percent, compared to 29.5 percent for the first quarter of 2015 and 25.5 percent for the full-year 2015 excluding a $42 million discrete tax charge. The full-year rate for 2015 of 25.5 percent was lower than the first-quarter 2015 rate, primarily due to changes in the geographic mix of profits from a tax perspective along with the impact of the permanent renewal of the U.S. research and development tax credit in the fourth quarter.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2016
Construction Industries [1]	$4,043	(19)%	$2,058	(18)%	$231	(52)%	$847	(17)%	$907	(9)%
Resource Industries [2]	1,449	(26)%	604	(23)%	268	(14)%	262	(43)%	315	(23)%
Energy & Transportation [3]	3,278	(33)%	1,566	(34)%	200	(53)%	982	(21)%	530	(40)%
All Other Segments [4]	38	(47)%	15	(42)%	1	(75)%	9	(63)%	13	(28)%
Corporate Items and Eliminations	(28)	—	(24)		(1)		(2)		(1)
Machinery, Energy & Transportation Sales	8,780	(27)%	4,219	(26)%	699	(43)%	2,098	(24)%	1,764	(23)%

Financial Products Segment	743	(7)%	459	2%	87	(19)%	98	(10)%	99	(23)%
Corporate Items and Eliminations	(62)		(34)		(14)		(4)		(10)
Financial Products Revenues	681	(8)%	425	—%	73	(25)%	94	(10)%	89	(24)%

Consolidated Sales and Revenues	$9,461	(26)%	$4,644	(24)%	$772	(41)%	$2,192	(23)%	$1,853	(23)%

First Quarter 2015
Construction Industries [1]	$5,014		$2,520		$480		$1,017		$997
Resource Industries [2]	1,971		789		311		462		409
Energy & Transportation [3]	4,915		2,368		425		1,244		878
All Other Segments [4]	72		26		4		24		18
Corporate Items and Eliminations	(11)		(16)		1		1		3
Machinery, Energy & Transportation Sales	11,961		5,687		1,221		2,748		2,305

Financial Products Segment	795		451		107		109		128
Corporate Items and Eliminations	(54)		(28)		(10)		(5)		(11)
Financial Products Revenues	741		423		97		104		117

Consolidated Sales and Revenues	$12,702		$6,110		$1,318		$2,852		$2,422

[1]	Does not include inter-segment sales of $8 million and $23 million in first quarter 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $71 million and $87 million in first quarter 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $632 million and $794 million in first quarter 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $92 million and $103 million in first quarter 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2015	Sales Volume	Price Realization	Currency	Other	First Quarter 2016	$ Change	% Change

Construction Industries	$5,014	$(701)	$(172)	$(98)	$—	$4,043	$(971)	(19)%
Resource Industries	1,971	(463)	(38)	(21)	—	1,449	(522)	(26)%
Energy & Transportation	4,915	(1,543)	(24)	(70)	—	3,278	(1,637)	(33)%
All Other Segments	72	(33)	—	(1)	—	38	(34)	(47)%
Corporate Items and Eliminations	(11)	(19)	—	2	—	(28)	(17)
Machinery, Energy & Transportation Sales	11,961	(2,759)	(234)	(188)	—	8,780	(3,181)	(27)%

Financial Products Segment	795	—	—	—	(52)	743	(52)	(7)%
Corporate Items and Eliminations	(54)	—	—	—	(8)	(62)	(8)
Financial Products Revenues	741	—	—	—	(60)	681	(60)	(8)%

Consolidated Sales and Revenues	$12,702	$(2,759)	$(234)	$(188)	$(60)	$9,461	$(3,241)	(26)%

Operating Profit / (Loss) by Segment
(Millions of dollars)	First Quarter 2016	First Quarter 2015	$ Change	% Change
Construction Industries	$440	$745	$(305)	(41)%
Resource Industries	(96)	96	(192)	(200)%
Energy & Transportation	410	1,024	(614)	(60)%
All Other Segments	(7)	(7)	—	—%
Corporate Items and Eliminations	(357)	(319)	(38)
Machinery, Energy & Transportation	390	1,539	(1,149)	(75)%

Financial Products Segment	168	227	(59)	(26)%
Corporate Items and Eliminations	(1)	3	(4)
Financial Products	167	230	(63)	(27)%
Consolidating Adjustments	(63)	(67)	4
Consolidated Operating Profit / (Loss)	$494	$1,702	$(1,208)	(71)%

Construction Industries
Construction Industries’ sales were $4.043 billion in the first quarter of 2016, a decrease of $971 million, or 19 percent, from the first quarter of 2015. The decrease in sales was due to lower volume, unfavorable price realization and the unfavorable impact of currency. While sales declined for both new equipment and aftermarket parts, substantially all of the decrease was for new equipment.

▪
About half of the sales volume decline was due to the unfavorable impact of changes in dealer inventories. Dealers increased inventories in both the first quarter of 2016 and the first quarter of 2015; however, the increase was greater in the first quarter of 2015. In addition, deliveries to end users were lower.

▪	Price realization was unfavorable $172 million due to competitive market conditions including the impact of the stronger dollar, which benefited competitors based outside the United States.

▪	The unfavorable impact of currency was due to the strengthening of the U.S. dollar compared to most other currencies.
Sales decreased in all regions.

▪
In North America, the sales decline was primarily due to dealers increasing inventories more significantly in the first quarter of 2015 than the first quarter of 2016. In addition, although residential and nonresidential construction activity is improving, sales to end users were lower than the first quarter of 2015. We believe declines in construction activity related to oil and gas have resulted in the availability of existing construction equipment for other purposes. We expect this trend will continue to negatively impact our sales volume in 2016. Unfavorable price realization resulted from competitive market conditions.

▪	In Latin America, end-user demand was down across the region, with the most significant declines in Brazil due to depressed economic conditions and in Mexico due to weak construction activity.

▪
Lower sales in EAME were primarily due to unfavorable price realization and lower end-user demand. Price realization was unfavorable across the region due to competitive market conditions. The decline in end-user demand was most significant in oil-producing economies that depend on oil revenues to fund expenditures for roads and other infrastructure projects. In addition, sales declined in South Africa where we believe an uncertain regulatory and political environment contributed to lower end-user demand.

▪
Sales in Asia/Pacific were down as a result of the unfavorable impact of changes in dealer inventories, which were about flat in the first quarter of 2016 and increased in the first quarter of 2015. Deliveries to end users were up slightly, primarily in China. It is unclear whether this is a trend that will continue.

Construction Industries’ profit was $440 million in the first quarter of 2016, compared with $745 million in the first quarter of 2015. The decrease in profit was primarily due to lower sales volume, including an unfavorable mix of products and unfavorable price realization resulting from competitive market conditions. The decline was partially offset by favorable costs, primarily due to restructuring and cost reduction actions and lower material costs.

Resource Industries
Resource Industries’ sales were $1.449 billion in the first quarter of 2016, a decrease of $522 million, or 26 percent, from the first quarter of 2015. The decline was primarily due to lower sales volume. Sales were lower for both new equipment and aftermarket parts.
The sales decrease was primarily due to lower end-user demand across all regions. In addition, the sales decline in EAME was partially due to the unfavorable impact of changes in dealer inventories, as dealers lowered inventories in the first quarter of 2016, compared to increasing inventories in the first quarter of 2015.
Commodity prices improved from their recent lows, but excess supply remains. It is not clear at this time that the current prices are either sustainable or sufficient to drive increased demand for equipment. Difficult financial conditions for many mining customers around the world persist. Mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. As a result, sales and new orders in Resource Industries continue to be weak.
Resource Industries incurred a loss of $96 million in the first quarter of 2016, compared with profit of $96 million in the first quarter of 2015. The unfavorable change was due to lower sales volume and negative price realization. This was partially offset by improved period manufacturing and SG&A expenses due to restructuring and cost reduction actions.

Energy & Transportation
Energy & Transportation’s sales were $3.278 billion in the first quarter of 2016, a decrease of $1.637 billion, or 33 percent, from the first quarter of 2015. The decrease was primarily the result of lower sales volume. Sales decreased in all applications with more than 80 percent of the decline in oil and gas and transportation.

▪
Oil and Gas - Sales continued to decrease in much of the world due to low oil prices. Although oil prices were low in the first quarter of 2015, our sales benefited from a strong order backlog. The sales decline was most significant in equipment used for gas compression, well servicing and production, with the most significant impact in North America. The decline in sales of equipment for gas compression was primarily in reciprocating engines.

While oil prices have improved since the beginning of 2016, it is not clear at this time that the current price level is either sustainable or sufficient to drive increased demand for equipment. We monitor a number of factors in addition to oil prices that shape our expectations, including recent order rates, quotation activity, our current backlog, trends in retail statistics and discussions with our customers. Based on all of these factors, we do not see the current oil price driving a turnaround in demand for our products in 2016.

▪
Transportation - Sales decreased in all geographic regions. The most significant decline was in North America, primarily due to significant weakness in the rail industry. We believe our sales into the rail industry are being negatively impacted by significantly lower carload volumes. In addition, the first quarter of 2015 benefited from deliveries of locomotives that began production in 2014. In Asia/Pacific, the decrease was due to the absence of a large locomotive sale in the first quarter of 2015 and a decline for equipment used in marine applications.

▪
Power Generation - Sales decreased significantly in Latin America and North America, slightly in EAME and were about flat in Asia/Pacific. The decline is primarily due to weak economic conditions in Latin America and the absence of several large projects in North America.

▪	Industrial - Sales were lower in Asia/Pacific, Latin America and North America and about flat in EAME. The decline in sales was primarily due to lower end-user demand for most industrial applications.
Energy & Transportation’s profit was $410 million in the first quarter of 2016, compared with $1.024 billion in the first quarter of 2015. The decline was due to a decrease in sales volume, partially offset by lower costs primarily due to restructuring and cost reduction actions and favorable material costs.

Financial Products Segment
Financial Products’ revenues were $743 million in the first quarter of 2016, a decrease of $52 million, or 7 percent, from the first quarter of 2015. The decline was primarily due to lower average earning assets and lower average financing rates. Average earning assets were down in Asia/Pacific, Latin America and EAME, partially offset by higher average earning assets in North America. Average financing rates decreased across all regions.
Financial Products’ profit was $168 million in the first quarter of 2016, compared with $227 million in the first quarter of 2015. The decrease was primarily due to a $17 million decrease in net yield on average earning assets reflecting geographic mix changes and currency impacts, an $11 million increase in the provision for credit losses at Cat Financial and a $10 million unfavorable impact from lower average earning assets.
At the end of the first quarter of 2016, past dues at Cat Financial were 2.78 percent, compared with 3.08 percent at the end of the first quarter of 2015 and 2.14 percent at the end of 2015. There is some seasonality in past due percentages and it is common to see an increase in the first quarter. Write-offs, net of recoveries, were $31 million for the first quarter of 2016, compared with $12 million for the first quarter of 2015. The increase in write-offs, net of recoveries, was primarily driven by the Caterpillar Power Finance and North American portfolios.
As of March 31, 2016, Cat Financial's allowance for credit losses totaled $340 million, or 1.21 percent of net finance receivables, compared with $392 million, or 1.38 percent of net finance receivables at March 31, 2015. The allowance for credit losses at year-end 2015 was $338 million, or 1.22 percent of net finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $358 million in the first quarter of 2016, an increase of $42 million from the first quarter of 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences as segments use a current cost methodology; and inter-segment eliminations.
The increase in expense from the first quarter of 2015 was primarily due to a $126 million increase in restructuring costs, partially offset by lower stock-based compensation expense and methodology differences.

RESTRUCTURING COSTS

For the three months ended March 31, 2016, we recognized $161 million of restructuring costs. The costs included $82 million of long-lived asset impairments, $31 million of employee separation costs and $11 million of other restructuring costs and were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations. In addition, for the three months ended March 31, 2016, we incurred costs related to our restructuring programs of $37 million. These costs were primarily for accelerated depreciation and inventory write-downs and were recognized primarily in Cost of goods sold. The restructuring costs in 2016 were related to our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions. For the three months ended March 31, 2015, we recognized $35 million of restructuring costs, which included $34 million of employee separation costs and $1 million of long-lived asset impairments. For the first three months of 2015, the restructuring costs were primarily related to facility closures and workforce reduction in Europe.

Restructuring costs for the year ended December 31, 2015 were $898 million which included $641 million of employee separation costs, $127 million of long-lived asset impairments and $82 million of defined benefit retirement plan curtailment losses and were recognized in Other operating (income) expense. In addition, in 2015 we incurred costs related to our restructuring programs of $48 million. These costs were primarily for accelerated depreciation and inventory write-downs and were recognized primarily in Cost of goods sold. The restructuring costs in 2015 were related to several restructuring programs across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	31
Reduction in liability (payments)	(405)
Liability balance at March 31, 2016	$109

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees, various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. We have eliminated approximately 5,300 positions since then. As of December 31, 2015, we incurred $379 million of employee separation costs and $82 million of defined benefit retirement plan curtailment losses related to these programs. Additionally, we incurred $31 million of employee separation costs in the first quarter of 2016. Substantially all of the employee separation costs included in the December 31, 2015 liability balance were paid in the first quarter of 2016. Most of the March 31, 2016 liability balance is expected to be paid in 2016.

In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the current business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw form this market. We estimate restructuring costs incurred under the restructuring plan to be $120 million. For the three months ended March 31, 2016, we recognized $74 million of restructuring costs primarily for long-lived asset impairments related to this restructuring plan. The remaining costs are expected to be recognized in 2016.

Additional restructuring actions are being contemplated including the consolidation and closures of manufacturing facilities occurring through 2018. For full-year 2016, we expect restructuring costs will be about $550 million. We expect that restructuring actions will result in a benefit to operating costs, primarily SG&A expenses and Cost of goods sold of about $700 million in 2016 compared with 2015.

GLOSSARY OF TERMS

1.
All Other Segments - Primarily includes activities such as: the business strategy, product management, development, and manufacturing of filters and fluids, undercarriage, tires and rims, ground engaging tools, fluid transfer products, precision seals and rubber, and sealing and connecting components primarily for Cat products; parts distribution; distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the art digital technologies while transforming the buying experience.

2.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

3.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers, forestry and paving products.

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

5.
Debt-to-Capital Ratio - A key measure of Machinery, Energy & Transportation’s financial strength used by management. The metric is defined as Machinery, Energy & Transportation’s short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of Machinery, Energy & Transportation’s debt and stockholders’ equity. Debt also includes Machinery, Energy & Transportation’s long-term borrowings from Financial Products.

6.	EAME - A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

7.	Earning Assets - Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

8.
Energy & Transportation - A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Cat® engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America.

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

13.	Pension and other postemployment benefit (OPEB) costs - Costs for the company’s defined benefit pension and postretirement benefit plans.

14.
Period Costs - Includes period manufacturing costs, selling, general and administrative (SG&A) and research and development (R&D) expenses excluding the impact of currency. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management. SG&A and R&D costs are not linked to the production of goods or services and include marketing, legal and financial services and the development of new and significant improvements in products or processes.

15.
Price Realization - The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

16.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining, quarry, waste, and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, track and rotary drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, material handlers, continuous miners, scoops and haulers, hardrock continuous mining systems, select work tools, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.

17.
Restructuring Costs - Primarily costs for employee separation costs, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation and equipment relocation (primarily included in Cost of goods sold) and sales discounts and payments to dealers and customers related to discontinued products (included in Sales of ME&T).

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

19.
Variable Manufacturing Costs - Represents volume-adjusted costs excluding the impact of currency. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery, Energy & Transportation operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Despite continued weaknesses in many of the industries we serve, we had positive operating cash flow in the first quarter of 2016 within both our Machinery, Energy & Transportation and Financial Products' operations. On a consolidated basis, we ended the first quarter of 2016 with $5.89 billion of cash, a decrease of $574 million from year-end 2015. We intend to maintain a strong cash and liquidity position. Our cash balances are held in numerous locations throughout the world with approximately $4.8 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use. However, if all of the cash held by non-U.S. subsidiaries were repatriated to the United States, a portion would be subject to additional U.S. tax.
Consolidated operating cash flow for the first quarter of 2016 was $489 million, down from $1.27 billion for the same period last year. The decrease was primarily due to lower profit before tax within the Machinery, Energy & Transportation business as well as higher employee separation payments in the first quarter of 2016 versus the first quarter of 2015. These employee separation payments were primarily related to the voluntary retirement enhancement program offered in the United States and announced in September 2015. Partially offsetting these items were lower short-term incentive compensation payments in 2016 compared to the same period a year ago. See further discussion of operating cash flow under Machinery, Energy & Transportation and Financial Products.

Total debt as of March 31, 2016 was $38.36 billion, an increase of $350 million from year-end 2015. Debt related to Financial Products increased $341 million, primarily due to weakening of the U.S. dollar during the first quarter of 2016. Debt related to Machinery, Energy & Transportation increased $9 million in the first quarter of 2016.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery, Energy & Transportation as of March 31, 2016 was $2.75 billion. Our three Global Credit Facilities are:

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
At March 31, 2016, Caterpillar's consolidated net worth was $15.71 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2016, Cat Financial's covenant interest coverage ratio was 1.98 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2016, Cat Financial's covenant leverage ratio was 7.70 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2016, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of March 31, 2016 were:

	March 31, 2016
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,139	224	3,915
Total credit lines available	14,639	2,974	11,665
Less: Commercial paper outstanding	(6,619)	—	(6,619)
Less: Utilized credit	(1,592)	(13)	(1,579)
Available credit	$6,428	$2,961	$3,467

The other external consolidated credit lines with banks as of March 31, 2016 totaled $4.14 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $218 million in the first quarter of 2016, compared with $1.04 billion for the same period in 2015. The decrease was primarily due to lower profit before tax, driven by lower sales across the company, as well as higher employee separation payments in the first quarter of 2016 versus the first quarter of 2015. These employee separation payments were primarily related to the voluntary retirement enhancement program offered in the United States and announced in September 2015. Partially offsetting these items were lower short-term incentive compensation payments in 2016 compared to the same period a year ago.
Net cash used for investing activities in the first quarter of 2016 was $1.32 billion, compared with net cash used of $331 million in the first quarter of 2015. The increase was due to Machinery, Energy & Transportation's lending activity with Financial Products entities.
Net cash provided by financing activities during the first quarter of 2016 was $509 million, compared with net cash used of $786 million in the first quarter of 2015. The favorable change was primarily due to Machinery, Energy & Transportation's borrowings from Financial Products entities as well as the absence of common stock repurchases in the first quarter of 2016, as compared with the first quarter of 2015.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.
Strong financial position – A key measure of Machinery, Energy & Transportation's financial strength used by management is Machinery, Energy & Transportation's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery, Energy & Transportation's long-term borrowings from Financial Products. The debt-to-capital ratio for Machinery, Energy & Transportation was 37.7 percent at March 31, 2016, within our target range of 30 to 45 percent. The Machinery, Energy & Transportation's debt-to-capital ratio was 39.0 percent at December 31, 2015. The decrease in the debt-to-capital ratio was due to an increase in equity related to favorable foreign currency translation adjustments as well as profit from the first quarter of 2016.
Capital to support growth – Capital expenditures were $379 million during the first quarter of 2016, compared to $477 million for the same period in 2015. We expect Machinery, Energy and Transportation's capital expenditures in 2016 to be lower than 2015.
Appropriately funded employee benefit plans – At January 1, 2016, we changed our accounting principle for pension and other postretirement plans. Under the new principle, actuarial gains and losses are immediately recognized through earnings upon remeasurement, at least annually in the fourth quarter, and expected returns on plan assets are recognized using a fair value method. The change in accounting principle will have no effect on our funding requirements, cash flows or employees' benefits. See Retirement Benefits section for additional information on the change in accounting.
We made $63 million of contributions to our pension plans during the first quarter of 2016. We currently anticipate full-year 2016 contributions of approximately $150 million, all of which are required. We made $77 million of contributions to our pension plans during the first quarter of 2015.
Paying dividends – Dividends totaled $448 million in the first quarter of 2016, representing 77 cents per share paid. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. We did not purchase any Caterpillar common stock in the first quarter of 2016. As of March 31, 2016, $5.47 billion remained available under the 2014 Authorization. Caterpillar's basic shares outstanding as of March 31, 2016 were approximately 584 million.

Financial Products
Financial Products' operating cash flow was $355 million in the first quarter of 2016, compared with $276 million for the same period a year ago. Net cash used for investing activities was $1.26 billion for the first quarter of 2016, compared with $9 million for the same period in 2015. The change was primarily due to the impact of intercompany lending. Net cash provided by financing activities was $916 million for the first quarter of 2016, compared with $72 million for the same period in 2015. The change was primarily due to the impact of intercompany borrowings.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company's critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. Critical accounting policies that have been revised since our 2015 Annual Report on Form 10-K are as follows.

Fair values for goodwill impairment tests - We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.

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

In 2015, our Resource Industries segment had two reporting units with goodwill: Hauling & Extraction and Material Handling & Underground. The October 1, 2015 goodwill impairment test indicated the fair value of the Hauling & Extraction reporting unit exceeded its carrying value by approximately 15 percent, and the fair value of Material Handling & Underground was substantially above its carrying value.

Effective January 1, 2016, product responsibility for off-highway trucks and wheel tractor scrapers transferred from Hauling & Extraction to Material Handling & Underground, and the former Hauling & Extraction reporting unit was renamed Surface Mining & Technology. Surface Mining & Technology’s product portfolio primarily includes large mining trucks, electric rope shovels, draglines, hydraulic shovels and related parts. As a result of the transfer in product responsibility, approximately $500 million of goodwill was reassigned from Hauling & Extraction to Material Handling & Underground based on the relative fair value of the products transferred to the total fair value of Hauling & Extraction. After the reassignment of goodwill, Surface Mining & Technology and Material Handling & Underground had goodwill of approximately $1.2 billion and $2.4 billion, respectively, as of January 1, 2016.

Because the former Hauling & Extraction reporting unit’s fair value was not substantially in excess of its carrying value as of October 1, 2015, we tested Surface Mining & Technology's goodwill for impairment as of January 1, 2016 in conjunction with the transfer of off-highway trucks and wheel tractor scrapers to Material Handling & Underground. The valuation was based on our January 1, 2016 estimates of future cash flows, which continued to reflect weakness in current economic conditions and in the mining industry. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores. The demand for our equipment and related parts is highly cyclical and significantly impacted by commodity prices, although the impact may vary by reporting unit. As of January 1, 2016, we expected sales and cash flows to decline in 2016, and improve over the remainder of the five year forecast period. Based on our estimates for long-term growth, profits and cash flows, the fair value of the Surface Mining & Technology reporting unit continued to exceed its carrying value by approximately 15 percent as of January 1, 2016.

Currently, we expect Surface Mining & Technology sales to decline about 20 percent in 2016 compared to 2015 as a result of the low commodity price environment and difficult financial conditions for many mining customers around the world. We considered the actual results for the three months ending March 31, 2016 for Surface Mining & Technology along with our most recent sales forecast for 2016 which was substantially consistent with the January 1, 2016 forecast, and concluded a triggering event did not occur at March 31, 2016. No triggering events were identified for the remaining reporting units as of March 31, 2016.

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

Postretirement benefits - Primary actuarial assumptions were determined as follows:

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

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our pension and other postretirement liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016.

Discount rates are sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. At January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected return on plan assets for our pension and other postretirement benefit plans to a more preferable policy under U.S. GAAP. Under the new principle, actuarial gains and losses will be immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair method. These changes have been applied retrospectively to prior years.

See Note 9 for further information regarding the accounting for postretirement benefits.

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

Retirement Benefits

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our year-end pension and OPEB liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016. Compared to the method used in 2015, this change lowered pension and OPEB expense by $45 million for the three months ended March 31, 2016, and we expect this change will result in lower pension and OPEB expense by approximately $180 million for 2016.

Effective January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected return on plan assets for our pension and OPEB plans. Prior to 2016, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) and were generally amortized into earnings in future periods. Under the new principle, actuarial gains and losses will be immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair value method. We believe these changes are preferable as they accelerate the recognition of changes in fair value of plan assets and actuarial gains and losses in our income statement, provide greater transparency of our economic obligations in accounting results and better align with the fair value principles by recognizing the effects of economic and interest rate changes on pension and OPEB assets and liabilities in the year in which the gains and losses are incurred. These changes have been applied retrospectively to prior years.

We recognized a benefit of $10 million related to our defined benefit pension and OPEB plans for the three months ended March 31, 2016, as compared to cost of $16 million for the three months ended March 31, 2015. The decrease in expense is due to lower interest cost primarily due to the adoption of a full yield curve approach in the estimation of interest cost (discussed above) and lower service cost primarily due to fewer employees earning benefits under our plans as a result of the U.S. voluntary retirement enhancement program that was implemented in the fourth quarter of 2015. This is partially offset by an increase in expense due to a lower expected return on plan assets as a result of a lower asset base in 2016 compared to 2015 and a decrease in the expected rate of return on plan assets.

We made $63 million of contributions to our pension plans during the three months ended March 31, 2016. We currently anticipate full-year 2016 contributions of approximately $150 million, all of which are required. We made $77 million of contributions to our pension plans during the three months ended March 31, 2015.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $13.1 billion at March 31, 2016 and $13.0 billion at December 31, 2015. The order backlog as of March 31, 2016 was about the same in total and by segment as compared to December 31, 2015. Compared to the first quarter of 2015, the order backlog declined about $3.5 billion with decreases in all segments. Of the total backlog, approximately $4.1 billion at March 31, 2016 was not expected to be filled in the following twelve months.

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

We have incurred restructuring costs during the three month periods ending March 31, 2016 and 2015. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results to be meaningful to our readers as these costs are incurred in the current year to generate longer term benefits. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended March 31
	2016	2015
Profit per share - diluted	$0.46	$2.03
Per share restructuring costs [1]	0.21	0.04
Profit per share excluding restructuring costs	$0.67	$2.07
1 At effective tax rate excluding discrete items.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – Caterpillar defines Machinery, Energy & Transportation as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery, Energy & Transportation information relates to the design, manufacturing and marketing of our products. Financial Products' information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$8,780	$8,780	$—	$—
Revenues of Financial Products	681	—	759	(78)	[2]
Total sales and revenues	9,461	8,780	759	(78)

Operating costs:
Cost of goods sold	6,822	6,822	—	—
Selling, general and administrative expenses	1,088	955	139	(6)	[3]
Research and development expenses	508	508	—	—
Interest expense of Financial Products	152	—	155	(3)	[4]
Other operating (income) expenses	397	105	298	(6)	[3]
Total operating costs	8,967	8,390	592	(15)

Operating profit	494	390	167	(63)

Interest expense excluding Financial Products	129	140	—	(11)	[4]
Other income (expense)	—	(52)	—	52	[5]

Consolidated profit before taxes	365	198	167	—

Provision (benefit) for income taxes	92	40	52	—
Profit of consolidated companies	273	158	115	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	114	—	(114)	[6]

Profit of consolidated and affiliated companies	272	271	115	(114)

Less: Profit (loss) attributable to noncontrolling interests	1	—	1	—

Profit [7]	$271	$271	$114	$(114)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,961	$11,961	$—	$—
Revenues of Financial Products	741	—	813	(72)	[2]
Total sales and revenues	12,702	11,961	813	(72)

Operating costs:
Cost of goods sold	8,760	8,760	—	—
Selling, general and administrative expenses	1,249	1,114	133	2	[3]
Research and development expenses	524	524	—	—
Interest expense of Financial Products	150	—	151	(1)	[4]
Other operating (income) expenses	317	24	299	(6)	[3]
Total operating costs	11,000	10,422	583	(5)

Operating profit	1,702	1,539	230	(67)

Interest expense excluding Financial Products	129	139	—	(10)	[4]
Other income (expense)	194	138	(1)	57	[5]

Consolidated profit before taxes	1,767	1,538	229	—

Provision (benefit) for income taxes	521	453	68	—
Profit of consolidated companies	1,246	1,085	161	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	159	—	(159)	[6]

Profit of consolidated and affiliated companies	1,248	1,246	161	(159)

Less: Profit (loss) attributable to noncontrolling interests	3	1	2	—

Profit [7]	$1,245	$1,245	$159	$(159)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,886	$4,744	$1,142	$—
Receivables – trade and other	6,856	4,528	1,328	1,000	[2,3]
Receivables – finance	9,310	—	13,435	(4,125)	[3]
Prepaid expenses and other current assets	1,847	954	898	(5)	[4]
Inventories	9,849	9,849	—	—
Total current assets	33,748	20,075	16,803	(3,130)

Property, plant and equipment – net	15,935	11,668	4,267	—
Long-term receivables – trade and other	1,159	128	207	824	[2,3]
Long-term receivables – finance	13,527	—	14,381	(854)	[3]
Investments in Financial Products subsidiaries	—	4,194	—	(4,194)	[5]
Noncurrent deferred and refundable income taxes	2,486	3,156	80	(750)	[6]
Intangible assets	2,741	2,735	6	—
Goodwill	6,710	6,693	17	—
Other assets	2,001	622	1,392	(13)	[4]
Total assets	$78,307	$49,271	$37,153	$(8,117)

Liabilities
Current liabilities:
Short-term borrowings	$7,817	$13	$7,804	$—
Short-term borrowings with consolidated companies	—	1,000	2,028	(3,028)	[7]
Accounts payable	5,101	5,009	189	(97)	[8]
Accrued expenses	3,142	2,864	278	—
Accrued wages, salaries and employee benefits	1,158	1,136	22	—
Customer advances	1,328	1,328	—	—
Other current liabilities	1,593	1,236	371	(14)	[6,9]
Long-term debt due within one year	6,076	568	5,508	—
Total current liabilities	26,215	13,154	16,200	(3,139)

Long-term debt due after one year	24,470	8,944	15,556	(30)	[7]
Liability for postemployment benefits	8,600	8,600	—	—
Other liabilities	3,269	2,820	1,203	(754)	[6,9]
Total liabilities	62,554	33,518	32,959	(3,923)
Commitments and contingencies
Stockholders’ equity
Common stock	5,247	5,247	918	(918)	[5]
Treasury stock	(17,595)	(17,595)	—	—
Profit employed in the business	29,517	29,517	3,854	(3,854)	[5]
Accumulated other comprehensive income (loss)	(1,493)	(1,493)	(706)	706	[5]
Noncontrolling interests	77	77	128	(128)	[5]
Total stockholders’ equity	15,753	15,753	4,194	(4,194)
Total liabilities and stockholders’ equity	$78,307	$49,271	$37,153	$(8,117)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,460	$5,340	$1,120	$—
Receivables – trade and other	6,695	3,564	345	2,786	[2,3]
Receivables – finance	8,991	—	12,891	(3,900)	[3]
Prepaid expenses and other current assets	1,662	817	850	(5)	[4]
Inventories	9,700	9,700	—	—
Total current assets	33,508	19,421	15,206	(1,119)

Property, plant and equipment – net	16,090	11,888	4,202	—
Long-term receivables – trade and other	1,170	121	215	834	[2,3]
Long-term receivables – finance	13,651	—	14,516	(865)	[3]
Investments in Financial Products subsidiaries	—	3,888	—	(3,888)	[5]
Noncurrent deferred and refundable income taxes	2,489	3,208	74	(793)	[6]
Intangible assets	2,821	2,815	6	—
Goodwill	6,615	6,598	17	—
Other assets	1,998	612	1,400	(14)	[4]
Total assets	$78,342	$48,551	$35,636	$(5,845)

Liabilities
Current liabilities:
Short-term borrowings	$6,967	$9	$6,958	$—
Short-term borrowings with consolidated companies	—	—	1,096	(1,096)	[7]
Accounts payable	5,023	4,848	193	(18)	[8]
Accrued expenses	3,116	2,841	275	—
Accrued wages, salaries and employee benefits	1,994	1,951	43	—
Customer advances	1,146	1,146	—	—
Dividends payable	448	448	—	—
Other current liabilities	1,671	1,315	373	(17)	[6,9]
Long-term debt due within one year	5,877	517	5,360	—
Total current liabilities	26,242	13,075	14,298	(1,131)

Long-term debt due after one year	25,169	8,991	16,209	(31)	[7]
Liability for postemployment benefits	8,843	8,843	—	—
Other liabilities	3,203	2,757	1,241	(795)	[6,9]
Total liabilities	63,457	33,666	31,748	(1,957)
Commitments and contingencies
Stockholders’ equity
Common stock	5,238	5,238	911	(911)	[5]
Treasury stock	(17,640)	(17,640)	—	—
Profit employed in the business	29,246	29,246	3,747	(3,747)	[5]
Accumulated other comprehensive income (loss)	(2,035)	(2,035)	(896)	896	[5]
Noncontrolling interests	76	76	126	(126)	[5]
Total stockholders’ equity	14,885	14,885	3,888	(3,888)
Total liabilities and stockholders’ equity	$78,342	$48,551	$35,636	$(5,845)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$272	$271	$115	$(114)	[2]
Adjustments for non-cash items:
Depreciation and amortization	740	525	215	—
Undistributed profit of Financial Products	—	(107)	—	107	[3]
Other	269	204	16	49	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	14	41	20	(47)	[4,5]
Inventories	(74)	(74)	—	—
Accounts payable	211	288	2	(79)	[4]
Accrued expenses	33	34	(1)	—
Accrued wages, salaries and employee benefits	(852)	(831)	(21)	—
Customer advances	174	174	—	—
Other assets – net	(145)	(118)	17	(44)	[4]
Other liabilities – net	(153)	(189)	(8)	44	[4]
Net cash provided by (used for) operating activities	489	218	355	(84)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(357)	(356)	(1)	—
Expenditures for equipment leased to others	(383)	(23)	(369)	9	[4]
Proceeds from disposals of leased assets and property, plant and equipment	173	21	159	(7)	[4]
Additions to finance receivables	(2,014)	—	(2,662)	648	[5]
Collections of finance receivables	2,047	—	2,849	(802)	[5]
Net intercompany purchased receivables	—	—	(229)	229	[5]
Proceeds from sale of finance receivables	10	—	10	—
Net intercompany borrowings	—	(927)	(1,000)	1,927	[6]
Investments and acquisitions (net of cash acquired)	(12)	(12)	—	—
Proceeds from sale of securities	49	4	45	—
Investments in securities	(62)	(5)	(57)	—
Other – net	(23)	(23)	(7)	7	[8]
Net cash provided by (used for) investing activities	(572)	(1,321)	(1,262)	2,011

Cash flow from financing activities:
Dividends paid	(448)	(448)	(7)	7	[7]
Distribution to noncontrolling interests	(1)	(1)	—	—
Common stock issued, including treasury shares reissued	(45)	(45)	7	(7)	[8]
Excess tax benefit from stock-based compensation	1	1	—	—
Net intercompany borrowings	—	1,000	927	(1,927)	[6]
Proceeds from debt issued (original maturities greater than three months)	1,211	1	1,210	—
Payments on debt (original maturities greater than three months)	(1,706)	(3)	(1,703)	—
Short-term borrowings – net (original maturities three months or less)	486	4	482	—
Net cash provided by (used for) financing activities	(502)	509	916	(1,927)
Effect of exchange rate changes on cash	11	(2)	13	—
Increase (decrease) in cash and short-term investments	(574)	(596)	22	—
Cash and short-term investments at beginning of period	6,460	5,340	1,120	—
Cash and short-term investments at end of period	$5,886	$4,744	$1,142	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of change in investment and common stock related to Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,248	$1,246	$161	$(159)	[2]
Adjustments for non-cash items:
Depreciation and amortization	753	530	223	—
Undistributed profit of Financial Products	—	(59)	—	59	[3]
Other	(88)	(55)	(87)	54	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	6	54	(34)	(14)	[4,5]
Inventories	(89)	(85)	—	(4)	[4]
Accounts payable	228	169	43	16	[4]
Accrued expenses	35	26	9	—
Accrued wages, salaries and employee benefits	(1,027)	(1,009)	(18)	—
Customer advances	25	25	—	—
Other assets – net	365	246	36	83	[4]
Other liabilities – net	(186)	(46)	(57)	(83)	[4]
Net cash provided by (used for) operating activities	1,270	1,042	276	(48)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(437)	(435)	(2)	—
Expenditures for equipment leased to others	(389)	(42)	(355)	8	[4]
Proceeds from disposals of leased assets and property, plant and equipment	167	6	162	(1)	[4]
Additions to finance receivables	(2,122)	—	(2,901)	779	[5,8]
Collections of finance receivables	2,241	—	2,954	(713)	[5]
Net intercompany purchased receivables	—	—	118	(118)	[5]
Proceeds from sale of finance receivables	43	—	43	—
Net intercompany borrowings	—	(8)	—	8	[6]
Investments and acquisitions (net of cash acquired)	(29)	(29)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	167	174	—	(7)	[8]
Proceeds from sale of securities	83	3	80	—
Investments in securities	(70)	(4)	(66)	—
Other – net	(38)	4	(42)	—
Net cash provided by (used for) investing activities	(384)	(331)	(9)	(44)

Cash flow from financing activities:
Dividends paid	(424)	(424)	(100)	100	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	32	32	—	—
Treasury shares purchased	(400)	(400)	—	—
Excess tax benefit from stock-based compensation	17	17	—	—
Net intercompany borrowings	—	—	8	(8)	[6]
Proceeds from debt issued (original maturities greater than three months)	1,529	2	1,527	—
Payments on debt (original maturities greater than three months)	(2,319)	(6)	(2,313)	—
Short-term borrowings – net (original maturities three months or less)	950	—	950	—
Net cash provided by (used for) financing activities	(622)	(786)	72	92
Effect of exchange rate changes on cash	(42)	(24)	(18)	—
Increase (decrease) in cash and short-term investments	222	(99)	321	—
Cash and short-term investments at beginning of period	7,341	6,317	1,024	—
Cash and short-term investments at end of period	$7,563	$6,218	$1,345	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity price changes, component price increases, fluctuations in demand for our products or significant shortages of component products; (iv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (v) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (vi) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (vii) our Financial Products segment’s risks associated with the financial services industry; (viii) changes in interest rates or market liquidity conditions; (ix) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (x) new regulations or changes in financial services regulations; (xi) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xii) international trade policies and their impact on demand for our products and our competitive position; (xiii) our ability to develop, produce and market quality products that meet our customers’ needs; (xiv) the impact of the highly competitive environment in which we operate on our sales and pricing; (xv) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (xvi) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (xvii) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xviii) compliance with environmental laws and regulations; (xix) alleged or actual violations of trade or anti-corruption laws and regulations; (xx) additional tax expense or exposure; (xxi) currency fluctuations; (xxii) our or Cat Financial’s compliance with financial covenants; (xxiii) increased pension plan funding obligations; (xxiv) union disputes or other employee relations issues; (xxv) significant legal proceedings, claims, lawsuits or government investigations; (xxvi) changes in accounting standards; (xxvii) failure or breach of IT security; (xxviii) adverse effects of unexpected events including natural disasters; and (xxix) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 16, 2016 for the year ended December 31, 2015.

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

Changes in internal control over financial reporting

During the first quarter of 2016, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
No shares were repurchased during the first quarter of 2016.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2016	16,237	$65.85	N/A	N/A
February 1-29, 2016	3,028	$67.32	N/A	N/A
March 1-31, 2016	589,457	$71.68	N/A	N/A
Total	608,722	$71.50
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2016, we had 29 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 14,000 active participants in the aggregate.  During the first quarter of 2016, approximately 267,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2016).

18.1	Letter of PricewaterhouseCoopers LLP, dated May 2, 2016, relating to change in accounting principles.

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

May 2, 2016	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

May 2, 2016	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

May 2, 2016	/s/ James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

May 2, 2016	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2016).

18.1	Letter of PricewaterhouseCoopers LLP, dated May 2, 2016, relating to change in accounting principles.

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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