Form 10-Q
period 2016-06-30
CATERPILLAR INC
filed 2016-08-03
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2016, 584,231,181 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2016	2015
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,645	$11,583
Revenues of Financial Products	697	734
Total sales and revenues	10,342	12,317

Operating costs:
Cost of goods sold	7,419	8,674
Selling, general and administrative expenses	1,123	1,318
Research and development expenses	468	510
Interest expense of Financial Products	148	148
Other operating (income) expenses	399	334
Total operating costs	9,557	10,984

Operating profit	785	1,333

Interest expense excluding Financial Products	130	125
Other income (expense)	84	(72)

Consolidated profit before taxes	739	1,136

Provision (benefit) for income taxes	184	335
Profit of consolidated companies	555	801

Equity in profit (loss) of unconsolidated affiliated companies	(2)	2

Profit of consolidated and affiliated companies	553	803

Less: Profit (loss) attributable to noncontrolling interests	3	1

Profit [1]	$550	$802

Profit per common share	$0.94	$1.33

Profit per common share – diluted [2]	$0.93	$1.31

Weighted-average common shares outstanding (millions)
– Basic	584.1	603.2
– Diluted [2]	588.6	610.7

Cash dividends declared per common share	$1.54	$1.47

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2016	2015

Profit of consolidated and affiliated companies	$553	$803
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2016 - $(20); 2015 - $30	(103)	216

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2016 - $0; 2015 - $0	(1)	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2016 - $6; 2015 - $5	(9)	(9)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $11; 2015 - $(7)	(18)	11
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $(1); 2015 - $(15)	1	25

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(3); 2015 - $4	10	(6)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $10; 2015 - $0	(20)	(1)

Total other comprehensive income (loss), net of tax	(140)	236
Comprehensive income	413	1,039
Less: comprehensive income attributable to the noncontrolling interests	(3)	7
Comprehensive income attributable to stockholders	$410	$1,046

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2016	2015
Sales and revenues:
Sales of Machinery, Energy & Transportation	$18,425	$23,544
Revenues of Financial Products	1,378	1,475
Total sales and revenues	19,803	25,019

Operating costs:
Cost of goods sold	14,241	17,434
Selling, general and administrative expenses	2,211	2,567
Research and development expenses	976	1,034
Interest expense of Financial Products	300	298
Other operating (income) expenses	796	651
Total operating costs	18,524	21,984

Operating profit	1,279	3,035

Interest expense excluding Financial Products	259	254
Other income (expense)	84	122

Consolidated profit before taxes	1,104	2,903

Provision (benefit) for income taxes	276	856
Profit of consolidated companies	828	2,047

Equity in profit (loss) of unconsolidated affiliated companies	(3)	4

Profit of consolidated and affiliated companies	825	2,051

Less: Profit (loss) attributable to noncontrolling interests	4	4

Profit [1]	$821	$2,047

Profit per common share	$1.41	$3.39

Profit per common share – diluted [2]	$1.40	$3.34

Weighted-average common shares outstanding (millions)
– Basic	583.4	604.1
– Diluted [2]	588.2	611.8

Cash dividends declared per common share	$1.54	$1.47

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2016	2015

Profit of consolidated and affiliated companies	$825	$2,051
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2016 - $12; 2015 - $(55)	305	(570)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2016 - $(69); 2015 - $0	117	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2016 - $11; 2015 - $9	(19)	(18)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $5; 2015 - $2	(9)	(3)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $(6); 2015 - $(29)	10	49

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(8); 2015 - $0	16	2
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $9; 2015 - $1	(18)	(3)

Total other comprehensive income (loss), net of tax	402	(543)
Comprehensive income	1,227	1,508
Less: comprehensive income attributable to the noncontrolling interests	(4)	4
Comprehensive income attributable to stockholders	$1,223	$1,512

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and short-term investments	$6,764	$6,460
Receivables – trade and other	6,326	6,695
Receivables – finance	9,201	8,991
Prepaid expenses and other current assets	1,857	1,662
Inventories	9,458	9,700
Total current assets	33,606	33,508

Property, plant and equipment – net	15,916	16,090
Long-term receivables – trade and other	1,180	1,170
Long-term receivables – finance	13,689	13,651
Noncurrent deferred and refundable income taxes	2,536	2,489
Intangible assets	2,652	2,821
Goodwill	6,677	6,615
Other assets	2,044	1,998
Total assets	$78,300	$78,342

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$263	$9
Financial Products	7,220	6,958
Accounts payable	5,104	5,023
Accrued expenses	3,127	3,116
Accrued wages, salaries and employee benefits	1,265	1,994
Customer advances	1,259	1,146
Dividends payable	450	448
Other current liabilities	1,635	1,671
Long-term debt due within one year:
Machinery, Energy & Transportation	1,055	517
Financial Products	5,805	5,360
Total current liabilities	27,183	26,242

Long-term debt due after one year:
Machinery, Energy & Transportation	8,434	8,960
Financial Products	15,546	16,209
Liability for postemployment benefits	8,533	8,843
Other liabilities	3,301	3,203
Total liabilities	62,997	63,457
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/16 and 12/31/15 – 814,894,624) at paid-in amount	5,277	5,238
Treasury stock (6/30/16 – 230,663,443 shares; 12/31/15 – 232,572,734 shares) at cost	(17,579)	(17,640)
Profit employed in the business	29,167	29,246
Accumulated other comprehensive income (loss)	(1,633)	(2,035)
Noncontrolling interests	71	76
Total stockholders’ equity	15,303	14,885
Total liabilities and stockholders’ equity	$78,300	$78,342

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2015
Balance at December 31, 2014	$5,016	$(15,726)	$28,515	$(1,059)	$80	$16,826
Profit of consolidated and affiliated companies	—	—	2,047	—	4	2,051
Foreign currency translation, net of tax	—	—	—	(562)	(8)	(570)
Pension and other postretirement benefits, net of tax	—	—	—	(18)	—	(18)
Derivative financial instruments, net of tax	—	—	—	46	—	46
Available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Dividends declared	—	—	(885)	—	—	(885)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,674,058	(74)	107	—	—	—	33
Stock-based compensation expense	193	—	—	—	—	193
Net excess tax benefits from stock-based compensation	7	—	—	—	—	7
Common shares repurchased: 6,208,074 [1]	—	(525)	—	—	—	(525)
Balance at June 30, 2015	$5,142	$(16,144)	$29,677	$(1,594)	$69	$17,150

Six Months Ended June 30, 2016
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit of consolidated and affiliated companies	—	—	821	—	4	825
Foreign currency translation, net of tax	—	—	—	305	—	305
Pension and other postretirement benefits, net of tax	—	—	—	98	—	98
Derivative financial instruments, net of tax	—	—	—	1	—	1
Available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Dividends declared	—	—	(900)	—	—	(900)
Distribution to noncontrolling interests	—	—	—	—	(9)	(9)
Common shares issued from treasury stock for stock-based compensation: 1,909,291	(108)	61	—	—	—	(47)
Stock-based compensation expense	146	—	—	—	—	146
Net excess tax benefits from stock-based compensation	(5)	—	—	—	—	(5)
Other	6	—	—	—	—	6
Balance at June 30, 2016	$5,277	$(17,579)	$29,167	$(1,633)	$71	$15,303

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2016	2015
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$825	$2,051
Adjustments for non-cash items:
Depreciation and amortization	1,494	1,514
Other	368	142
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	573	383
Inventories	305	332
Accounts payable	208	(326)
Accrued expenses	1	(71)
Accrued wages, salaries and employee benefits	(743)	(801)
Customer advances	93	98
Other assets – net	(127)	215
Other liabilities – net	(197)	(179)
Net cash provided by (used for) operating activities	2,800	3,358

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(580)	(656)
Expenditures for equipment leased to others	(1,025)	(815)
Proceeds from disposals of leased assets and property, plant and equipment	383	367
Additions to finance receivables	(4,643)	(4,577)
Collections of finance receivables	4,466	4,477
Proceeds from sale of finance receivables	42	74
Investments and acquisitions (net of cash acquired)	(38)	(63)
Proceeds from sale of businesses and investments (net of cash sold)	—	168
Proceeds from sale of securities	195	128
Investments in securities	(243)	(119)
Other – net	(14)	(75)
Net cash provided by (used for) investing activities	(1,457)	(1,091)

Cash flow from financing activities:
Dividends paid	(898)	(846)
Distribution to noncontrolling interests	—	(7)
Common stock issued, including treasury shares reissued	(47)	33
Treasury shares purchased	—	(525)
Excess tax benefit from stock-based compensation	4	18
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1	3
Financial Products	2,840	3,688
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(7)	(509)
Financial Products	(3,324)	(5,580)
Short-term borrowings – net (original maturities three months or less)	391	1,972
Net cash provided by (used for) financing activities	(1,040)	(1,753)
Effect of exchange rate changes on cash	1	(34)
Increase (decrease) in cash and short-term investments	304	480
Cash and short-term investments at beginning of period	6,460	7,341
Cash and short-term investments at end of period	$6,764	$7,821

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2016 and 2015, (b) the consolidated comprehensive income for the three and six months ended June 30, 2016 and 2015, (c) the consolidated financial position at June 30, 2016 and December 31, 2015, (d) the consolidated changes in stockholders’ equity for the six months ended June 30, 2016 and 2015 and (e) the consolidated cash flow for the six months ended June 30, 2016 and 2015.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), which were retrospectively adjusted in the Current Report on Form 8-K filed with the SEC on May 16, 2016.

The December 31, 2015 financial position data included herein is derived from the audited consolidated financial statements included in the 2015 Form 10-K, which were retrospectively adjusted in the Current Report on Form 8-K filed with the SEC on May 16, 2016, but does not include all disclosures required by U.S. GAAP.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. See Note 1C., Note 2, Note 7 and Note 15 for more information.

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity.

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015
Receivables - trade and other	$39	$19
Receivables - finance	209	466
Long-term receivables - finance	262	62
Other assets	35	35
Guarantees	213	175
Total	$758	$757

C.  Change in Accounting Principle

Effective January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and other postretirement benefit plans. Prior to 2016, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) and were generally amortized into earnings in future periods. Under the new principle, actuarial gains and losses will be immediately recognized through net benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair value method. We believe these changes are preferable as they accelerate the recognition of changes in fair value of plan assets and actuarial gains and losses in our Consolidated Statement of Results of Operations, provide greater transparency of our economic obligations in accounting results and better align with the fair value principles by recognizing the effects of economic and interest rate changes on pension and other postretirement benefit assets and liabilities in the year in which the gains and losses are incurred. These changes have been applied retrospectively to prior years. As of January 1, 2015, the cumulative effect of the change resulted in a decrease of $5.4 billion in Profit employed in the business and a corresponding increase of $5.4 billion in Accumulated other comprehensive income (loss), both net of tax of $2.9 billion.

Following are the changes to financial statement line items as a result of the accounting principle change for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statement of Results of Operations
(Dollars in millions except per share data)
	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$7,419	$7,480	$(61)	$8,674	$8,762	$(88)
Selling, general and administrative expenses	$1,123	$1,156	$(33)	$1,318	$1,389	$(71)
Research and development expenses	$468	$479	$(11)	$510	$532	$(22)
Other operating (income) expenses	$399	$399	$—	$334	$356	$(22)
Total operating costs	$9,557	$9,662	$(105)	$10,984	$11,187	$(203)
Operating profit	$785	$680	$105	$1,333	$1,130	$203
Other income (expense)	$84	$43	$41	$(72)	$(13)	$(59)
Consolidated profit before taxes	$739	$593	$146	$1,136	$992	$144
Provision for income taxes	$184	$136	$48	$335	$283	$52
Profit of consolidated companies	$555	$457	$98	$801	$709	$92
Profit of consolidated and affiliated companies	$553	$455	$98	$803	$711	$92
Profit	$550	$452	$98	$802	$710	$92
Profit per common share	$0.94	$0.77	$0.17	$1.33	$1.18	$0.15
Profit per common share - diluted	$0.93	$0.77	$0.16	$1.31	$1.16	$0.15

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$14,241	$14,361	$(120)	$17,434	$17,605	$(171)
Selling, general and administrative expenses	$2,211	$2,280	$(69)	$2,567	$2,707	$(140)
Research and development expenses	$976	$997	$(21)	$1,034	$1,078	$(44)
Other operating (income) expenses	$796	$796	$—	$651	$674	$(23)
Total operating costs	$18,524	$18,734	$(210)	$21,984	$22,362	$(378)
Operating profit	$1,279	$1,069	$210	$3,035	$2,657	$378
Other income (expense)	$84	$47	$37	$122	$144	$(22)
Consolidated profit before taxes	$1,104	$857	$247	$2,903	$2,547	$356
Provision for income taxes	$276	$197	$79	$856	$726	$130
Profit of consolidated companies	$828	$660	$168	$2,047	$1,821	$226
Profit of consolidated and affiliated companies	$825	$657	$168	$2,051	$1,825	$226
Profit	$821	$653	$168	$2,047	$1,821	$226
Profit per common share	$1.41	$1.12	$0.29	$3.39	$3.01	$0.38
Profit per common share - diluted	$1.40	$1.11	$0.29	$3.34	$2.98	$0.36

Consolidated Statement of Comprehensive Income
(Dollars in millions)
	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$553	$455	$98	$803	$711	$92
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$—	$—	$—	$19	$(19)
Amortization of actuarial (gain) loss, net of tax	$—	$79	$(79)	$—	$109	$(109)
Total other comprehensive income (loss), net of tax	$(140)	$(61)	$(79)	$236	$364	$(128)
Comprehensive income	$413	$394	$19	$1,039	$1,075	$(36)
Comprehensive income attributable to stockholders	$410	$391	$19	$1,046	$1,082	$(36)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$825	$657	$168	$2,051	$1,825	$226
Foreign currency translation, net of tax	$305	$308	$(3)	$(570)	$(575)	$5
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$(3)	$3	$—	$24	$(24)
Amortization of actuarial (gain) loss, net of tax	$—	$158	$(158)	$—	$218	$(218)
Total other comprehensive income (loss), net of tax	$402	$560	$(158)	$(543)	$(306)	$(237)
Comprehensive income	$1,227	$1,217	$10	$1,508	$1,519	$(11)
Comprehensive income attributable to stockholders	$1,223	$1,213	$10	$1,512	$1,523	$(11)

Consolidated Statement of Financial Position
(Dollars in millions)
	June 30, 2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Noncurrent deferred and refundable income taxes	$2,536	$2,543	$(7)
Liability for postemployment benefits	$8,533	$8,550	$(17)
Profit employed in the business	$29,167	$33,961	$(4,794)
Accumulated other comprehensive income (loss)	$(1,633)	$(6,437)	$4,804

	December 31, 2015
	Recast	Previously Reported	Effect of Accounting Change
Profit employed in the business	$29,246	$34,208	$(4,962)
Accumulated other comprehensive income (loss)	$(2,035)	$(6,997)	$4,962

Consolidated Statement of Changes in Stockholders' Equity
(Dollars in millions)
	Six Months Ended June 30, 2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Profit of consolidated and affiliated companies	$825	$657	$168
Foreign currency translation, net of tax	$305	$308	$(3)
Pension and other postretirement benefits, net of tax	$98	$253	$(155)
Balance at June 30, 2016	$15,303	$15,293	$10

	Six Months Ended June 30, 2015
	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$2,051	$1,825	$226
Foreign currency translation, net of tax	$(570)	$(575)	$5
Pension and other postretirement benefits, net of tax	$(18)	$224	$(242)
Balance at June 30, 2015	$17,150	$17,161	$(11)

Consolidated Statement of Cash Flow
(Millions of dollars)
	Six Months Ended June 30, 2016
Cash flow from operating activities:	As Reported	Previous Accounting Method	Effect of Accounting Change
Profit of consolidated and affiliated companies	$825	$657	$168
Adjustments for non-cash items: Other	$368	$405	$(37)
Other assets – net	$(127)	$(206)	$79
Other liabilities – net	$(197)	$13	$(210)

	Six Months Ended June 30, 2015
Cash flow from operating activities:	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$2,051	$1,825	$226
Adjustments for non-cash items: Other	$142	$120	$22
Other assets – net	$215	$85	$130
Other liabilities – net	$(179)	$199	$(378)

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

Measurement of credit losses on financial instruments - In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. We are in the process of evaluating the effect of the new guidance on our financial statements.

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

We recognized pretax stock-based compensation expense in the amount of $45 million and $146 million for the three and six months ended June 30, 2016, respectively and $58 million and $193 million for the three and six months ended June 30, 2015, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	4,243,272	$20.64	$74.77	7,939,497	$23.61	$83.34
RSUs	1,085,505	$68.04	$74.77	1,690,661	$77.55	$83.02
PRSUs	614,347	$64.71	$74.77	132,068	$77.47	$82.90

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2016 and 2015, respectively:

	Grant Year
	2016	2015
Weighted-average dividend yield	3.23%	2.27%
Weighted-average volatility	31.1%	28.4%
Range of volatilities	22.5-33.4%	19.9-35.9%
Range of risk-free interest rates	0.62-1.73%	0.22-2.08%
Weighted-average expected lives	8 years	8 years

As of June 30, 2016, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $261 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow (cash flow hedge) or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI), to the extent effective, on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flows from undesignated derivative financial instruments are included in the investing category on the Consolidated Statement of Cash Flow.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of June 30, 2016, the maximum term of these outstanding contracts was approximately 51 months.

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

As of June 30, 2016, $5 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions, and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our receivables and debt, and exchange rate risk associated with future transactions denominated in foreign currencies. Our foreign currency forward, option and cross currency contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed rate intercompany loans.

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

As of June 30, 2016, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

As of June 30, 2016, less than $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2016	December 31, 2015
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$45	$12
Machinery, Energy & Transportation	Accrued expenses	(54)	(25)
Machinery, Energy & Transportation	Other liabilities	(7)	—
Financial Products	Long-term receivables – trade and other	8	—
Financial Products	Accrued expenses	(2)	—
Interest rate contracts
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	50	51
Financial Products	Accrued expenses	(4)	(4)
		$36	$35
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$4	$2
Machinery, Energy & Transportation	Accrued expenses	(6)	(9)
Financial Products	Receivables – trade and other	6	3
Financial Products	Long-term receivables – trade and other	26	36
Financial Products	Accrued expenses	(9)	(6)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	4	—
Machinery, Energy & Transportation	Accrued expenses	(2)	(12)
		$23	$14

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015

Machinery, Energy & Transportation	$2,442	$2,040
Financial Products	$4,222	$3,539

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(3)	$3	$(13)	$12
		$(3)	$3	$(13)	$12

		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$—	$(1)	$(14)	$13
		$—	$(1)	$(14)	$13

Cash Flow Hedges
	Three Months Ended June 30, 2016
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(22)	Other income (expense)	$6	$—
Financial Products	(6)	Other income (expense)	(6)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(1)	—
	$(29)		$(2)	$—

	Three Months Ended June 30, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$18	Other income (expense)	$(37)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	—	Interest expense of Financial Products	(2)	—
	$18		$(40)	$—

	Six Months Ended June 30, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(6)	Other income (expense)	$(4)	$—
Financial Products	(6)	Other income (expense)	(6)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	(2)	Interest expense of Financial Products	(3)	—
	$(14)		$(16)	$—

	Six Months Ended June 30, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(7)	Other income (expense)	$(72)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	2	Interest expense of Financial Products	(3)	—
	$(5)		$(78)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$—	$26
Financial Products	Other income (expense)	(24)	4
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	6	(1)
		$(18)	$29

	Classification of Gains (Losses)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$22	$(29)
Financial Products	Other income (expense)	(28)	(24)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	6	(7)
		$—	$(60)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2016 and December 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$53	$—	$53	$(51)	$—	$2
Financial Products	90	—	90	(11)	—	79
Total	$143	$—	$143	$(62)	$—	$81

June 30, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(69)	$—	$(69)	$51	$—	$(18)
Financial Products	(15)	—	(15)	11	—	(4)
Total	$(84)	$—	$(84)	$62	$—	$(22)

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$14	$—	$14	$(14)	$—	$—
Financial Products	91	—	91	(5)	—	86
Total	$105	$—	$105	$(19)	$—	$86

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(46)	$—	$(46)	$14	$—	$(32)
Financial Products	(10)	—	(10)	5	—	(5)
Total	$(56)	$—	$(56)	$19	$—	$(37)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2016	December 31, 2015
Raw materials	$2,394	$2,467
Work-in-process	1,906	1,857
Finished goods	4,916	5,122
Supplies	242	254
Total inventories	$9,458	$9,700

6.                                     Investments in unconsolidated affiliated companies

Investments in unconsolidated affiliated companies, included in Other assets in the Consolidated Statement of Financial Position, were as follows:

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)	June 30, 2016	December 31, 2015
Investments in equity method companies	$197	$203
Plus: Investments in cost method companies	49	43
Total investments in unconsolidated affiliated companies	$246	$246

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

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2016
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,511	$(899)	$1,612
Intellectual property	11	1,620	(693)	927
Other	14	182	(69)	113
Total finite-lived intangible assets	14	$4,313	$(1,661)	$2,652

		December 31, 2015
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(809)	$1,680
Intellectual property	11	1,660	(626)	1,034
Other	12	174	(67)	107
Total finite-lived intangible assets	14	$4,323	$(1,502)	$2,821

Amortization expense for the three and six months ended June 30, 2016 was $82 million and $164 million, respectively. Amortization expense for the three and six months ended June 30, 2015 was $87 million and $174 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
Remaining Six Months of 2016	2017	2018	2019	2020	Thereafter
$166	$331	$322	$320	$309	$1,204

B.  Goodwill

No goodwill was impaired during the three and six months ended June 30, 2016 or 2015.

As discussed in Note 15, effective January 1, 2016, we revised our reportable segments in line with the changes to our organization structure. As a result of these changes, $118 million of goodwill was reassigned to Energy & Transportation from All Other segments.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2016 were as follows:

(Millions of dollars)	December 31, 2015	Other Adjustments [1]	June 30, 2016
Construction Industries
Goodwill	$285	$17	$302
Impairments	(22)	—	(22)
Net goodwill	263	17	280
Resource Industries
Goodwill	4,145	25	4,170
Impairments	(580)	—	(580)
Net goodwill	3,565	25	3,590
Energy & Transportation
Goodwill	2,738	14	2,752
All Other [2]
Goodwill	49	6	55
Consolidated total
Goodwill	7,217	62	7,279
Impairments	(602)	—	(602)
Net goodwill	$6,615	$62	$6,677

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

The cost basis and fair value of debt and equity securities were as follows:

	June 30, 2016			December 31, 2015
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	69	1	70	71	1	72

Corporate bonds
Corporate bonds	718	16	734	701	7	708
Asset-backed securities	135	2	137	129	—	129

Mortgage-backed debt securities
U.S. governmental agency	294	6	300	291	1	292
Residential	11	—	11	12	—	12
Commercial	57	1	58	59	2	61

Equity securities
Large capitalization value	270	18	288	243	30	273
Real estate investment trust (REIT)	63	1	64	25	—	25
Smaller company growth	45	10	55	37	17	54
Total	$1,671	$55	$1,726	$1,577	$58	$1,635

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2016
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$10	$1	$10	$1
Equity securities
Large capitalization value	77	8	9	1	86	9
Small company growth	13	4	—	—	13	4
Total	$90	$12	$19	$2	$109	$14

	December 31, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$242	$3	$27	$1	$269	$4
Asset-backed securities	84	1	10	1	94	2
Mortgage-backed debt securities
U.S. governmental agency	135	1	57	1	192	2
Equity securities
Large capitalization value	97	8	2	—	99	8
Smaller company growth	14	1	—	—	14	1
Total	$572	$14	$96	$3	$668	$17

1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2016
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$193	$194
Due after one year through five years	651	667
Due after five years through ten years	56	58
Due after ten years	31	31
U.S. governmental agency mortgage-backed securities	294	300
Residential mortgage-backed securities	11	11
Commercial mortgage-backed securities	57	58
Total debt securities – available-for-sale	$1,293	$1,319

Sales of Securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2016	2015	2016	2015
Proceeds from the sale of available-for-sale securities	$146	$45	$195	$128
Gross gains from the sale of available-for-sale securities	$32	$1	$33	$6
Gross losses from the sale of available-for-sale securities	$1	$—	$2	$1

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our year-end pension and other postretirement liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016. The discount rates used to measure the 2016 service and interest cost components of net periodic benefit cost are provided in the table below. Under the previous method the discount rate used for these components of cost would have been 4.2 percent for U.S. pensions, 3.2 percent for non-U.S. pensions and 4.1 percent for other postretirement benefits (OPEB). Compared to the method used in 2015, this change lowered pension and OPEB expense by $45 million and $90 million and increased profit per share by $0.05 and $0.10 for the three and six months ended June 30, 2016, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30		June 30		June 30
	2016	2015	2016	2015	2016	2015
For the three months ended:
Components of net periodic benefit cost:
Service cost	$29	$45	$23	$28	$21	$25
Interest cost	130	152	30	36	32	46
Expected return on plan assets	(189)	(224)	(59)	(68)	(11)	(14)
Amortization of prior service cost (credit) [1]	—	—	—	—	(15)	(14)
Actuarial loss (gain)	—	(8)	—	—	—	—
Net periodic benefit cost (benefit)	(30)	(35)	(6)	(4)	27	43
Curtailments and termination benefits [2]	—	(19)	—	—	—	—
Total cost (benefit) included in operating profit	$(30)	$(54)	$(6)	$(4)	$27	$43

For the six months ended:
Components of net periodic benefit cost:
Service cost	$59	$91	$46	$57	$41	$50
Interest cost	259	303	60	75	65	92
Expected return on plan assets	(378)	(448)	(117)	(137)	(22)	(28)
Amortization of prior service cost (credit) [1]	—	—	—	—	(30)	(27)
Actuarial loss (gain)	—	(8)	—	—	—	—
Net periodic benefit cost (benefit)	(60)	(62)	(11)	(5)	54	87
Curtailments and termination benefits [2]	—	(19)	—	—	(2)	—
Total cost (benefit) included in operating profit	$(60)	$(81)	$(11)	$(5)	$52	$87

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.5%	3.8%	2.9%	3.3%	4.4%	3.9%
Discount rate used to measure interest cost	3.4%	3.8%	2.8%	3.3%	3.3%	3.9%
Expected rate of return on plan assets	6.9%	7.4%	6.1%	6.8%	7.5%	7.8%
Rate of compensation increase	4.0%	4.0%	3.5%	4.0%	4.0%	4.0%

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

We made $33 million and $96 million of contributions to our pension plans during the three and six months ended June 30, 2016, respectively. We currently anticipate full-year 2016 contributions of approximately $150 million, all of which are required. We made $36 million and $113 million of contributions to our pension plans during the three and six months ended June 30, 2015, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2016	2015	2016	2015
U.S. Plans	$67	$74	$152	$157
Non-U.S. Plans	17	21	35	39
	$84	$95	$187	$196

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both June 30, 2016 and December 31, 2015, the related liability was $12 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015
Caterpillar dealer performance guarantees	$196	$216
Customer loan guarantees	72	47
Supplier consortium performance guarantee	293	286
Third party logistics business lease guarantees	97	107
Other guarantees	25	25
Total guarantees	$683	$681

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2016 and December 31, 2015, the SPC’s assets of $1,327 million and $1,211 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,327 million and $1,210 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2016
Warranty liability, January 1	$1,354
Reduction in liability (payments)	(424)
Increase in liability (new warranties)	403
Warranty liability, June 30	$1,333

(Millions of dollars)	2015
Warranty liability, January 1	$1,426
Reduction in liability (payments)	(874)
Increase in liability (new warranties)	802
Warranty liability, December 31	$1,354

11.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2016	2015	2016	2015
Profit for the period (A) [1]	$550	$802	$821	$2,047
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	584.1	603.2	583.4	604.1
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.5	7.5	4.8	7.7
Average common shares outstanding for fully diluted computation (C) [2]	588.6	610.7	588.2	611.8
Profit per share of common stock:
Assuming no dilution (A/B)	$0.94	$1.33	$1.41	$3.39
Assuming full dilution (A/C) [2]	$0.93	$1.31	$1.40	$3.34
Shares outstanding as of June 30 (in millions)			584.2	602.6

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 26,168,384 and 28,919,076 common shares were outstanding for the three and six months ended June 30, 2016, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2015, there were outstanding SARs and stock options to purchase 22,329,106 common shares which were anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. For the three months ended June 30, 2015, a total of approximately 1.4 million shares of our common stock were repurchased through the open market at an aggregate cost to Caterpillar of $125 million. For the six months ended June 30, 2015, a total of 6.2 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $525 million. We did not purchase any Caterpillar common stock during the six months ended June 30, 2016. As of June 30, 2016, approximately $4.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2016
Balance at March 31, 2016	$(1,545)	$39	$(32)	$45	$(1,493)
Other comprehensive income (loss) before reclassifications	(103)	(1)	(18)	10	(112)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(9)	1	(20)	(28)
Other comprehensive income (loss)	(103)	(10)	(17)	(10)	(140)
Balance at June 30, 2016	$(1,648)	$29	$(49)	$35	$(1,633)

Three Months Ended June 30, 2015
Balance at March 31, 2015	$(1,778)	$(40)	$(109)	$89	$(1,838)
Other comprehensive income (loss) before reclassifications	224	—	11	(6)	229
Amounts reclassified from accumulated other comprehensive (income) loss	—	(9)	25	(1)	15
Other comprehensive income (loss)	224	(9)	36	(7)	244
Balance at June 30, 2015	$(1,554)	$(49)	$(73)	$82	$(1,594)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	305	117	(9)	16	429
Amounts reclassified from accumulated other comprehensive (income) loss	—	(19)	10	(18)	(27)
Other comprehensive income (loss)	305	98	1	(2)	402
Balance at June 30, 2016	$(1,648)	$29	$(49)	$35	$(1,633)

Six Months Ended June 30, 2015
Balance at December 31, 2014	$(992)	$(31)	$(119)	$83	$(1,059)
Other comprehensive income (loss) before reclassifications	(562)	—	(3)	2	(563)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(18)	49	(3)	28
Other comprehensive income (loss)	(562)	(18)	46	(1)	(535)
Balance at June 30, 2015	$(1,554)	$(49)	$(73)	$82	$(1,594)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2016	2015

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$15	$14
Tax (provision) benefit		(6)	(5)
Reclassifications net of tax		$9	$9

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$—	$(37)
Interest rate contracts	Interest expense excluding Financial Products	(1)	(1)
Interest rate contracts	Interest expense of Financial Products	(1)	(2)
Reclassifications before tax		(2)	(40)
Tax (provision) benefit		1	15
Reclassifications net of tax		$(1)	$(25)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$30	$1
Tax (provision) benefit		(10)	—
Reclassifications net of tax		$20	$1

Total reclassifications from Accumulated other comprehensive income (loss)		$28	$(15)
1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Six Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2016	2015

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$30	$27
Tax (provision) benefit		(11)	(9)
Reclassifications net of tax		$19	$18

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(10)	$(72)
Interest rate contracts	Interest expense excluding Financial Products	(3)	(3)
Interest rate contracts	Interest expense of Financial Products	(3)	(3)
Reclassifications before tax		(16)	(78)
Tax (provision) benefit		6	29
Reclassifications net of tax		$(10)	$(49)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$27	$4
Tax (provision) benefit		(9)	(1)
Reclassifications net of tax		$18	$3

Total reclassifications from Accumulated other comprehensive income (loss)		$27	$(28)

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

14.                              Income taxes

The provision for income taxes for the first six months of 2016 reflects an estimated annual tax rate of 25 percent, compared to 29.5 percent for the first six months of 2015 and 25.5 percent for the full-year 2015 excluding a $42 million discrete tax charge. The full-year rate for 2015 of 25.5 percent was lower than the rate for the first six months of 2015, primarily due to changes in the geographic mix of profits from a tax perspective along with the impact of the permanent renewal of the U.S. research and development tax credit in the fourth quarter.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 43 to 49 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation costs, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, equipment relocation, inventory write-downs and sales discounts and payments to dealers and customers related to discontinued products. A table, Reconciliation of Restructuring costs on page 46, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended June 30
(Millions of dollars)
	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$4,426	$12	$4,438	$116	$550	$5,515	$40
Resource Industries	1,457	57	1,514	153	(163)	8,193	59
Energy & Transportation	3,750	658	4,408	169	602	8,161	96
Machinery, Energy & Transportation	$9,633	$727	$10,360	$438	$989	$21,869	$195
Financial Products Segment	759	—	759	213	202	37,001	612
Total	$10,392	$727	$11,119	$651	$1,191	$58,870	$807

	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,803	$26	$4,829	$140	$588	$6,176	$54
Resource Industries	2,048	75	2,123	150	27	8,931	44
Energy & Transportation	4,708	766	5,474	171	942	8,769	227
Machinery, Energy & Transportation	$11,559	$867	$12,426	$461	$1,557	$23,876	$325
Financial Products Segment	785	—	785	213	184	35,729	342
Total	$12,344	$867	$13,211	$674	$1,741	$59,605	$667

Reportable Segments
Six Months Ended June 30
(Millions of dollars)
	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$8,469	$20	$8,489	$229	$990	$5,515	$68
Resource Industries	2,906	128	3,034	308	(259)	8,193	94
Energy & Transportation	7,028	1,290	8,318	335	1,012	8,161	243
Machinery, Energy & Transportation	$18,403	$1,438	$19,841	$872	$1,743	$21,869	$405
Financial Products Segment	1,502	—	1,502	418	370	37,001	909
Total	$19,905	$1,438	$21,343	$1,290	$2,113	$58,870	$1,314

	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$9,817	$49	$9,866	$280	$1,333	$6,176	$94
Resource Industries	4,019	162	4,181	297	123	8,931	79
Energy & Transportation	9,623	1,560	11,183	338	1,966	8,769	386
Machinery, Energy & Transportation	$23,459	$1,771	$25,230	$915	$3,422	$23,876	$559
Financial Products Segment	1,580	—	1,580	428	411	35,729	636
Total	$25,039	$1,771	$26,810	$1,343	$3,833	$59,605	$1,195

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2016
Total external sales and revenues from reportable segments	$9,633	$759	$—		$10,392
All Other operating segments	41	—	—		41
Other	(29)	19	(81)	[1]	(91)
Total sales and revenues	$9,645	$778	$(81)		$10,342

Three Months Ended June 30, 2015
Total external sales and revenues from reportable segments	$11,559	$785	$—		$12,344
All Other operating segments	55	—	—		55
Other	(31)	20	(71)	[1]	(82)
Total sales and revenues	$11,583	$805	$(71)		$12,317
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2016
Total external sales and revenues from reportable segments	$18,403	$1,502	$—		$19,905
All Other operating segments	79	—	—		79
Other	(57)	35	(159)	[1]	(181)
Total sales and revenues	$18,425	$1,537	$(159)		$19,803

Six Months Ended June 30, 2015
Total external sales and revenues from reportable segments	$23,459	$1,580	$—		$25,039
All Other operating segments	127	—	—		127
Other	(42)	38	(143)	[1]	(147)
Total sales and revenues	$23,544	$1,618	$(143)		$25,019
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2016
Total profit from reportable segments	$989	$202	$1,191
All Other operating segments	(14)	—	(14)
Cost centers	14	—	14
Corporate costs	(149)	—	(149)
Timing	9	—	9
Restructuring costs	(137)	(2)	(139)
Methodology differences:
Inventory/cost of sales	(16)	—	(16)
Postretirement benefit expense	56	—	56
Stock-based compensation expense	(43)	(2)	(45)
Financing costs	(132)	—	(132)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	28	—	28
Other income/expense methodology differences	(54)	—	(54)
Other methodology differences	(9)	1	(8)
Total consolidated profit before taxes	$540	$199	$739

Three Months Ended June 30, 2015
Total profit from reportable segments	$1,557	$184	$1,741
All Other operating segments	(18)	—	(18)
Cost centers	(10)	—	(10)
Corporate costs	(175)	—	(175)
Timing	(41)	—	(41)
Restructuring costs	(86)	—	(86)
Methodology differences:			—
Inventory/cost of sales	27	—	27
Postretirement benefit expense	82	—	82
Stock-based compensation expense	(55)	(3)	(58)
Financing costs	(130)	—	(130)
Equity in (profit) loss of unconsolidated affiliated companies	(2)	—	(2)
Currency	(132)	—	(132)
Other income/expense methodology differences	(56)	—	(56)
Other methodology differences	(10)	4	(6)
Total consolidated profit before taxes	$951	$185	$1,136

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2016
Total profit from reportable segments	$1,743	$370	$2,113
All Other operating segments	(21)	—	(21)
Cost centers	39	—	39
Corporate costs	(308)	—	(308)
Timing	41	—	41
Restructuring costs	(296)	(4)	(300)
Methodology differences:
Inventory/cost of sales	(19)	—	(19)
Postretirement benefit expense	111	—	111
Stock-based compensation expense	(140)	(6)	(146)
Financing costs	(267)	—	(267)
Currency	(12)	—	(12)
Other income/expense methodology differences	(110)	—	(110)
Other methodology differences	(23)	6	(17)
Total consolidated profit before taxes	$738	$366	$1,104

Six Months Ended June 30, 2015
Total profit from reportable segments	$3,422	$411	$3,833
All Other operating segments	(25)	—	(25)
Cost centers	8	—	8
Corporate costs	(315)	—	(315)
Timing	(22)	—	(22)
Restructuring costs	(121)	—	(121)
Methodology differences:
Inventory/cost of sales	(8)	—	(8)
Postretirement benefit expense	151	—	151
Stock-based compensation expense	(184)	(9)	(193)
Financing costs	(266)	—	(266)
Equity in (profit) loss of unconsolidated affiliated companies	(4)	—	(4)
Currency	(122)	—	(122)
Other income/expense methodology differences	3	—	3
Other methodology differences	(28)	12	(16)
Total consolidated profit before taxes	$2,489	$414	$2,903

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended June 30, 2016
Construction Industries	$550	$(3)	$547
Resource Industries	(163)	(69)	(232)
Energy & Transportation	602	(55)	547
Financial Products Segment	202	(2)	200
All Other operating segments	(14)	(9)	(23)
Total	$1,177	$(138)	$1,039

Three Months Ended June 30, 2015
Construction Industries	$588	$(32)	$556
Resource Industries	27	(36)	(9)
Energy & Transportation	942	(11)	931
Financial Products Segment	184	—	184
All Other operating segments	(18)	(2)	(20)
Total	$1,723	$(81)	$1,642

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Six Months Ended June 30, 2016
Construction Industries	$990	$(25)	$965
Resource Industries	(259)	(94)	(353)
Energy & Transportation	1,012	(155)	857
Financial Products Segment	370	(4)	366
All Other operating segments	(21)	(14)	(35)
Total	$2,092	$(292)	$1,800

Six Months Ended June 30, 2015
Construction Industries	$1,333	$(55)	$1,278
Resource Industries	123	(44)	79
Energy & Transportation	1,966	(14)	1,952
Financial Products Segment	411	—	411
All Other operating segments	(25)	(3)	(28)
Total	$3,808	$(116)	$3,692

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2016
Total assets from reportable segments	$21,869	$37,001	$—	$58,870
All Other operating segments	1,346	—	—	1,346
Items not included in segment assets:
Cash and short-term investments	5,579	—	—	5,579
Intercompany receivables	1,985	—	(1,985)	—
Investment in Financial Products	4,253	—	(4,253)	—
Deferred income taxes	3,223	—	(774)	2,449
Goodwill and intangible assets	4,026	—	—	4,026
Property, plant and equipment – net and other assets	2,038	—	—	2,038
Operating lease methodology difference	(178)	—	—	(178)
Inventory methodology differences	(2,303)	—	—	(2,303)
Intercompany loan included in Financial Products' assets	—	—	(1,000)	(1,000)
Liabilities included in segment assets	7,927	—	—	7,927
Other	(351)	(33)	(70)	(454)
Total assets	$49,414	$36,968	$(8,082)	$78,300

December 31, 2015
Total assets from reportable segments	$23,876	$35,729	$—	$59,605
All Other operating segments	1,405	—	—	1,405
Items not included in segment assets:
Cash and short-term investments	5,340	—	—	5,340
Intercompany receivables	1,087	—	(1,087)	—
Investment in Financial Products	3,888	—	(3,888)	—
Deferred income taxes	3,208	—	(793)	2,415
Goodwill and intangible assets	3,571	—	—	3,571
Property, plant and equipment – net and other assets	1,585	—	—	1,585
Operating lease methodology difference	(213)	—	—	(213)
Inventory methodology differences	(2,646)	—	—	(2,646)
Liabilities included in segment assets	8,017	—	—	8,017
Other	(567)	(93)	(77)	(737)
Total assets	$48,551	$35,636	$(5,845)	$78,342

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2016
Total depreciation and amortization from reportable segments	$438	$213	$651
Items not included in segment depreciation and amortization:
All Other operating segments	53	—	53
Cost centers	38	—	38
Other	2	10	12
Total depreciation and amortization	$531	$223	$754

Three Months Ended June 30, 2015
Total depreciation and amortization from reportable segments	$461	$213	$674
Items not included in segment depreciation and amortization:
All Other operating segments	51	—	51
Cost centers	38	—	38
Other	(10)	8	(2)
Total depreciation and amortization	$540	$221	$761

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2016
Total depreciation and amortization from reportable segments	$872	$418	$1,290
Items not included in segment depreciation and amortization:
All Other operating segments	105	—	105
Cost centers	78	—	78
Other	1	20	21
Total depreciation and amortization	$1,056	$438	$1,494

Six Months Ended June 30, 2015
Total depreciation and amortization from reportable segments	$915	$428	$1,343
Items not included in segment depreciation and amortization:
All Other operating segments	100	—	100
Cost centers	75	—	75
Other	(20)	16	(4)
Total depreciation and amortization	$1,070	$444	$1,514

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2016
Total capital expenditures from reportable segments	$195	$612	$—	$807
Items not included in segment capital expenditures:
All Other operating segments	51	—	—	51
Cost centers	16	—	—	16
Other	(23)	22	(8)	(9)
Total capital expenditures	$239	$634	$(8)	$865

Three Months Ended June 30, 2015
Total capital expenditures from reportable segments	$325	$342	$—	$667
Items not included in segment capital expenditures:
All Other operating segments	28	—	—	28
Cost centers	27	—	—	27
Timing	(19)	—	—	(19)
Other	(79)	32	(11)	(58)
Total capital expenditures	$282	$374	$(11)	$645

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2016
Total capital expenditures from reportable segments	$405	$909	$—	$1,314
Items not included in segment capital expenditures:
All Other operating segments	67	—	—	67
Cost centers	28	—	—	28
Timing	217	—	—	217
Other	(99)	95	(17)	(21)
Total capital expenditures	$618	$1,004	$(17)	$1,605

Six Months Ended June 30, 2015
Total capital expenditures from reportable segments	$559	$636	$—	$1,195
Items not included in segment capital expenditures:
All Other operating segments	53	—	—	53
Cost centers	46	—	—	46
Timing	234	—	—	234
Other	(133)	95	(19)	(57)
Total capital expenditures	$759	$731	$(19)	$1,471

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	June 30, 2016
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$327	$9	$336
Receivables written off	(79)	—	(79)
Recoveries on receivables previously written off	15	—	15
Provision for credit losses	64	1	65
Other	7	—	7
Balance at end of period	$334	$10	$344

Individually evaluated for impairment	$69	$—	$69
Collectively evaluated for impairment	265	10	275
Ending Balance	$334	$10	$344

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$676	$—	$676
Collectively evaluated for impairment	18,870	3,666	22,536
Ending Balance	$19,546	$3,666	$23,212

(Millions of dollars)	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$388	$10	$398
Receivables written off	(196)	—	(196)
Recoveries on receivables previously written off	41	—	41
Provision for credit losses	119	(1)	118
Other	(25)	—	(25)
Balance at end of year	$327	$9	$336

Individually evaluated for impairment	$65	$—	$65
Collectively evaluated for impairment	262	9	271
Ending Balance	$327	$9	$336

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$601
Collectively evaluated for impairment	18,788	3,570	22,358
Ending Balance	$19,389	$3,570	$22,959

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

	June 30, 2016
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$64	$18	$70	$152	$7,968	$8,120	$8
Europe	18	9	79	106	2,381	2,487	46
Asia Pacific	29	12	26	67	1,567	1,634	8
Mining	8	4	72	84	1,765	1,849	10
Latin America	57	27	305	389	1,956	2,345	—
Caterpillar Power Finance	20	17	39	76	3,035	3,111	1
Dealer
North America	—	—	—	—	2,304	2,304	—
Europe	—	—	—	—	126	126	—
Asia Pacific	—	—	—	—	585	585	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	645	645	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$196	$87	$591	$874	$22,338	$23,212	$73

	December 31, 2015
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$7,850	$7,937	$4
Europe	18	7	44	69	2,358	2,427	9
Asia Pacific	21	12	21	54	1,647	1,701	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	2,209	2,209	—
Europe	—	—	—	—	149	149	—
Asia Pacific	—	—	—	—	552	552	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	653	653	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$135	$64	$397	$596	$22,363	$22,959	$22

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of June 30, 2016 or December 31, 2015, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	June 30, 2016			December 31, 2015
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$33	$33	$—	$12	$12	$—
Europe	49	48	—	41	41	—
Asia Pacific	—	—	—	1	1	—
Mining	81	81	—	84	84	—
Latin America	38	38	—	28	28	—
Caterpillar Power Finance	280	279	—	242	241	—
Total	$481	$479	$—	$408	$407	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$33	$31	$11	$14	$13	$4
Europe	12	11	7	11	10	5
Asia Pacific	36	36	5	34	34	4
Mining	10	10	3	11	11	3
Latin America	61	61	27	53	53	21
Caterpillar Power Finance	43	43	16	70	70	28
Total	$195	$192	$69	$193	$191	$65

Total Impaired Finance Receivables
North America	$66	$64	$11	$26	$25	$4
Europe	61	59	7	52	51	5
Asia Pacific	36	36	5	35	35	4
Mining	91	91	3	95	95	3
Latin America	99	99	27	81	81	21
Caterpillar Power Finance	323	322	16	312	311	28
Total	$676	$671	$69	$601	$598	$65

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$24	$1	$12	$—
Europe	44	—	42	—
Asia Pacific	3	—	2	—
Mining	80	—	80	1
Latin America	29	—	32	—
Caterpillar Power Finance	273	2	176	1
Total	$453	$3	$344	$2

Impaired Finance Receivables With An Allowance Recorded
North America	$25	$—	$6	$—
Europe	12	—	15	1
Asia Pacific	36	1	41	1
Mining	13	—	62	—
Latin America	57	—	51	—
Caterpillar Power Finance	45	1	132	1
Total	$188	$2	$307	$3

Total Impaired Finance Receivables
North America	$49	$1	$18	$—
Europe	56	—	57	1
Asia Pacific	39	1	43	1
Mining	93	—	142	1
Latin America	86	—	83	—
Caterpillar Power Finance	318	3	308	2
Total	$641	$5	$651	$5

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$19	$1	$13	$—
Europe	43	—	43	—
Asia Pacific	2	—	2	—
Mining	80	1	87	3
Latin America	29	—	32	—
Caterpillar Power Finance	262	5	151	2
Total	$435	$7	$328	$5

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$20	$—	$6	$—
Europe	12	—	14	1
Asia Pacific	35	2	34	1
Mining	12	—	66	1
Latin America	54	1	49	1
Caterpillar Power Finance	53	1	131	1
Total	$186	$4	$300	$5

Total Impaired Finance Receivables
Customer
North America	$39	$1	$19	$—
Europe	55	—	57	1
Asia Pacific	37	2	36	1
Mining	92	1	153	4
Latin America	83	1	81	1
Caterpillar Power Finance	315	6	282	3
Total	$621	$11	$628	$10

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

As of June 30, 2016 and December 31, 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2016	December 31, 2015
North America	$70	$31
Europe	33	39
Asia Pacific	18	15
Mining	122	106
Latin America	311	217
Caterpillar Power Finance	59	77
Total	$613	$485

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

As of June 30, 2016 and December 31, 2015, there were $12 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2016 or 2015 for the Dealer portfolio segment. Finance receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	2	$6	$6	1	$—	$—
Europe	3	11	8	19	2	2
Asia Pacific	—	—	—	20	25	25
Mining	1	10	5	—	—	—
Latin America	88	12	13	—	—	—
Caterpillar Power Finance	26	144	137	2	21	21
Total	120	$183	$169	42	$48	$48

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	13	$16	$16	4	$1	$1
Europe	3	11	8	19	2	2
Asia Pacific	4	3	3	20	25	25
Mining	1	10	5	—	—	—
Latin America	90	12	13	—	—	—
Caterpillar Power Finance	30	183	164	4	104	101
Total	141	$235	$209	47	$132	$129

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	9	$3	1	$—
Latin America	1	—	—	—
Total	10	$3	1	$—

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	13	$3	5	$1
Europe	13	1	—	—
Asia Pacific	3	—	—	—
Latin America	2	—	1	—
Total	31	$4	6	$1

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2016 and December 31, 2015 are summarized below:

	June 30, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	70	—	70
Corporate bonds
Corporate bonds	—	734	—	734
Asset-backed securities	—	137	—	137
Mortgage-backed debt securities
U.S. governmental agency	—	300	—	300
Residential	—	11	—	11
Commercial	—	58	—	58
Equity securities
Large capitalization value	288	—	—	288
Smaller company growth	55	—	—	55
Total available-for-sale securities	352	1,310	—	1,662
REIT	—	—	64	64
Derivative financial instruments, net	—	59	—	59
Total Assets	$352	$1,369	$64	$1,785

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	72	—	72
Corporate bonds
Corporate bonds	—	708	—	708
Asset-backed securities	—	129	—	129
Mortgage-backed debt securities
U.S. governmental agency	—	292	—	292
Residential	—	12	—	12
Commercial	—	61	—	61
Equity securities
Large capitalization value	273	—	—	273
Smaller company growth	54	—	—	54
Total available-for-sale securities	336	1,274	—	1,610
REIT	—	—	25	25
Derivative financial instruments, net	—	49	—	49
Total Assets	$336	$1,323	$25	$1,684

The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward for the six months ended June 30, 2016 of our REIT investment, which was purchased during the fourth quarter of 2015, is as follows.

(Millions of dollars)	REIT
Balance at December 31, 2015	$25
Purchases of securities	38
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	1
Balance at June 30, 2016	$64

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $81 million and $91 million as of June 30, 2016 and December 31, 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	June 30, 2016		December 31, 2015
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$6,764	$6,764	$6,460	$6,460	1
Restricted cash and short-term investments	45	45	52	52	1
Investments in debt and equity securities	1,726	1,726	1,635	1,635	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	16,777	16,809	16,515	16,551	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,761	1,724	1,821	1,775	3	Note 16
Foreign currency contracts – net	11	11	13	13	2	Note 4
Interest rate swaps – net	46	46	48	48	2	Note 4
Commodity contracts – net	2	2	—	—	2	Note 4

Liabilities
Short-term borrowings	7,483	7,483	6,967	6,967	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,489	11,531	9,477	10,691	2
Financial Products	21,351	21,954	21,569	21,904	2
Commodity contracts – net	—	—	12	12	2	Note 4
Guarantees	12	12	12	12	3	Note 10

[1]	Total excluded items have a net carrying value at June 30, 2016 and December 31, 2015 of $6,416 million and $6,452 million, respectively.

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

Restructuring costs for the three and six months ended June 30, 2016 and 2015 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2016	2015
Employee separations [1]	$45	$86
Contract terminations [1]	36	—
Long-lived asset impairments [1]	14	—
Other [2]	44	—
Total restructuring costs	$139	$86

	Six Months Ended June 30
	2016	2015
Employee separations [1]	$76	$120
Contract terminations [1]	46	—
Long-lived asset impairments [1]	96	1
Other [2]	82	—
Total restructuring costs	$300	$121

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, equipment relocation and inventory write-downs and were recognized primarily in Cost of goods sold.

The restructuring costs in 2016 were related to our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions. For the first six months of 2015, the restructuring costs were related to several restructuring programs across the company.

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

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	76
Reduction in liability (payments)	(440)
Liability balance at June 30, 2016	$119

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees, various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. As of December 31, 2015, we incurred $379 million of employee separation costs and $82 million of defined benefit retirement plan curtailment losses related to these programs. Additionally, for the three and six months ended June 30, 2016 we incurred $45 million and $76 million of employee separation costs, respectively. Substantially all of the employee separation costs included in the December 31, 2015 liability balance were paid in the first quarter of 2016. The majority of the June 30, 2016 liability balance is expected to be paid in 2016.
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We estimate restructuring costs incurred under the restructuring plan to be $120 million. For the three and six months ended June 30, 2016, we recognized $8 million and $82 million, respectively, of restructuring costs primarily for long-lived asset impairments related to this restructuring plan. The remaining costs are expected to be recognized in 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Second-quarter 2016 sales and revenues were $10.342 billion, a 16 percent decrease from second-quarter 2015 sales and revenues of $12.317 billion. Sales declined across the company reflecting weak end-user demand in many of the industries we serve including mining, oil and gas and rail. Profit per share for the second quarter of 2016 was $0.93, a 29 percent decrease from second-quarter 2015 profit per share of $1.31. Profit was $550 million in the second quarter of 2016, a decrease of 31 percent from $802 million in the second quarter of 2015. Profit declined primarily due to lower sales volume, but was partially offset by lower costs due to the impact from restructuring activities and other cost reduction actions.
Sales and revenues for the six months ended June 30, 2016, were $19.803 billion, down $5.216 billion, or 21 percent, from $25.019 billion for the six months ended June 30, 2015. Profit per share for the six months ended June 30, 2016, was $1.40, a 58 percent decrease from profit per share of $3.34 for the same period last year. Profit was $821 million for the six months ended June 30, 2016, a decrease of 60 percent from $2.047 billion for the six months ended June 30, 2015.
Highlights for the second quarter of 2016 include:

•
Second-quarter sales and revenues were $10.342 billion, compared with $12.317 billion in the second quarter of 2015. Sales decreased in Energy & Transportation, Resource Industries and Construction Industries. Financial Products’ revenues also decreased.

•
Restructuring costs were $139 million in the second quarter of 2016 with an after-tax impact of $0.16 per share, compared with restructuring costs of $86 million in the second quarter of 2015 with an after-tax impact of $0.09 per share.

•
Profit per share was $0.93 in the second quarter of 2016 and excluding restructuring costs of $0.16 per share was $1.09 per share. Profit in the second quarter of 2015 was $1.31 per share and excluding restructuring costs of $0.09 per share was $1.40 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.165 billion in the second quarter of 2016, compared to $1.638 billion in the second quarter of 2015.

•	ME&T debt-to-capital ratio was 39.0 percent at June 30, 2016 compared to the same at the end of 2015.
Highlights for the six months ended June 30, 2016 include:

•
Sales and revenues for the six months ended June 30, 2016, were $19.803 billion, compared with $25.019 billion for the six months ended June 30, 2015. Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Financial Products’ revenues also decreased.

•
Restructuring costs were $300 million for the six months ended June 30, 2016, with an after-tax impact of $0.33 per share, compared with restructuring costs of $121 million for the six months ended June 30, 2015, with an after-tax impact of $0.13 per share.

•
Profit per share was $1.40 for the six months ended June 30, 2016, and excluding restructuring costs of $0.33 per share was $1.73 per share. Profit for the six months ended June 30, 2015, was $3.34 per share and excluding restructuring costs of $0.13 per share was $3.47 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.383 billion for the six months ended June 30, 2016, compared to $2.680 billion for the six months ended June 30, 2015.
Restructuring Costs
In the second quarter of 2016, we continued our focus on structural cost reduction to help improve our long-term cost structure. Restructuring costs of $139 million were related to several restructuring actions across the company. During the first six months of 2016, we incurred $300 million in restructuring costs. For 2016, we anticipate these and additional restructuring actions will result in costs of about $700 million.

Notes:

•
Effective January 1, 2016, we made several changes that impacted the accounting for pension and other post-employment benefits. We also made changes to organizational accountabilities and internal reporting that impacted segment results. Our 2015 financial information has been recast to be consistent with the 2016 presentation.

•	Glossary of terms is included on pages 78-79; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 87.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2016 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2015

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2015 (at left) and the second quarter of 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $10.342 billion in the second quarter of 2016, a decline of $1.975 billion, or 16 percent, compared with $12.317 billion in the second quarter of 2015. The decrease was primarily due to lower sales volume resulting from continued weak commodity prices globally and economic weakness in developing countries. While sales for both new equipment and aftermarket parts declined in all segments, most of the decrease was for new equipment. Unfavorable price realization also contributed to the decline.
Changes in dealer inventories had little impact on sales from the second quarter of 2015 to the second quarter of 2016. Dealer machine and engine inventories decreased about $400 million in the second quarter of 2016 and about $300 million in the second quarter of 2015. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Sales declined in all regions. In North America, sales decreased 16 percent primarily due to lower end-user demand for construction, continuing declines in mining and the impact of low oil prices. In EAME, sales declined 15 percent primarily in Africa/Middle East due to weak economic conditions resulting from low oil and other commodity prices and an uncertain political environment. Sales decreased 31 percent in Latin America primarily due to continued widespread economic weakness across the region. The most significant decreases were in Brazil and Mexico. Asia/Pacific sales declined 13 percent primarily due to lower end-user demand for Energy & Transportation applications.
Sales decreased in all segments. Energy & Transportation’s sales declined 20 percent largely due to lower end-user demand for oil and gas and transportation applications. Resource Industries’ sales declined 29 percent mostly due to continued low end-user demand. Construction Industries’ sales decreased 8 percent primarily due to unfavorable price realization and lower demand from end users. Financial Products’ segment revenues were down 3 percent primarily due to lower average earning assets.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2015 (at left) and the second quarter of 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the second quarter of 2016 was $785 million, compared with $1.333 billion in the second quarter of 2015. The decrease of $548 million was primarily due to lower sales volume, including an unfavorable mix of products. In addition, price realization and restructuring costs were unfavorable. The unfavorable price realization resulted from competitive market conditions and an unfavorable geographic mix of sales. These items were partially offset by significantly lower costs.
Period costs were lower primarily due to the impact from substantial restructuring activities and other cost reduction actions over the past year and lower short-term incentive compensation expense. The reductions primarily impacted period manufacturing costs and selling, general and administrative expenses (SG&A).
More than half of the improvement in variable manufacturing costs was from lower material costs. In addition, both cost absorption and freight costs were favorable. The impact of cost absorption was due to a more significant inventory decrease in the second quarter of 2015, compared to the second quarter of 2016.
Restructuring costs of $139 million in the second quarter of 2016 were related to several restructuring programs across the company. In the second quarter of 2015, restructuring costs were $86 million.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Second-quarter 2016 expense was about $85 million. Second-quarter 2015 expense was about $200 million.
Other Profit/Loss Items

•
Other income/expense in the second quarter of 2016 was income of $84 million, compared with expense of $72 million in the second quarter of 2015. The favorable change was primarily due to the net impact from currency translation and hedging gains and losses and a gain on the sale of securities in the second quarter of 2016. The favorable impact from currency translation and hedging was primarily due to the absence of net losses during the second quarter of 2015.

•
The provision for income taxes in the second quarter reflects an estimated annual tax rate of 25 percent, compared to 29.5 percent for the second quarter of 2015 and 25.5 percent for the full-year 2015 excluding a $42 million discrete tax charge. The full-year rate for 2015 of 25.5 percent was lower than the second-quarter 2015 rate, primarily due to changes in the geographic mix of profits from a tax perspective, along with the impact of the permanent renewal of the U.S. research and development tax credit in the fourth quarter.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2016
Construction Industries [1]	$4,426	(8)%	$2,247	(13)%	$277	(32)%	$1,010	—%	$892	12%
Resource Industries [2]	1,457	(29)%	539	(36)%	258	(21)%	317	(25)%	343	(24)%
Energy & Transportation [3]	3,750	(20)%	1,809	(11)%	277	(38)%	1,062	(22)%	602	(30)%
All Other Segments [4]	41	(25)%	14	(30)%	2	(67)%	9	(25)%	16	(6)%
Corporate Items and Eliminations	(29)	—	(25)		—		(2)		(2)
Machinery, Energy & Transportation Sales	9,645	(17)%	4,584	(16)%	814	(31)%	2,396	(15)%	1,851	(13)%

Financial Products Segment	759	(3)%	473	4%	82	(22)%	103	2%	101	(18)%
Corporate Items and Eliminations	(62)		(34)		(12)		(5)		(11)
Financial Products Revenues	697	(5)%	439	2%	70	(26)%	98	3%	90	(20)%

Consolidated Sales and Revenues	$10,342	(16)%	$5,023	(15)%	$884	(31)%	$2,494	(14)%	$1,941	(13)%

Second Quarter 2015
Construction Industries [1]	$4,803		$2,586		$408		$1,013		$796
Resource Industries [2]	2,048		846		328		424		450
Energy & Transportation [3]	4,708		2,034		444		1,364		866
All Other Segments [4]	55		20		6		12		17
Corporate Items and Eliminations	(31)		(30)		1		(2)		—
Machinery, Energy & Transportation Sales	11,583		5,456		1,187		2,811		2,129

Financial Products Segment	785		456		105		101		123
Corporate Items and Eliminations	(51)		(25)		(10)		(6)		(10)
Financial Products Revenues	734		431		95		95		113

Consolidated Sales and Revenues	$12,317		$5,887		$1,282		$2,906		$2,242

[1]	Does not include inter-segment sales of $12 million and $26 million in second quarter 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $57 million and $75 million in second quarter 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $658 million and $766 million in second quarter 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $101 million and $100 million in second quarter 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2015	Sales Volume	Price Realization	Currency	Other	Second Quarter 2016	$ Change	% Change

Construction Industries	$4,803	$(184)	$(203)	$10	$—	$4,426	$(377)	(8)%
Resource Industries	2,048	(562)	(26)	(3)	—	1,457	(591)	(29)%
Energy & Transportation	4,708	(951)	(4)	(3)	—	3,750	(958)	(20)%
All Other Segments	55	(14)	—	—	—	41	(14)	(25)%
Corporate Items and Eliminations	(31)	4	—	(2)	—	(29)	2
Machinery, Energy & Transportation Sales	11,583	(1,707)	(233)	2	—	9,645	(1,938)	(17)%

Financial Products Segment	785	—	—	—	(26)	759	(26)	(3)%
Corporate Items and Eliminations	(51)	—	—	—	(11)	(62)	(11)
Financial Products Revenues	734	—	—	—	(37)	697	(37)	(5)%

Consolidated Sales and Revenues	$12,317	$(1,707)	$(233)	$2	$(37)	$10,342	$(1,975)	(16)%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Second Quarter 2016	Second Quarter 2015	$ Change	% Change
Construction Industries	$550	$588	$(38)	(6)%
Resource Industries	(163)	27	(190)	(704)%
Energy & Transportation	602	942	(340)	(36)%
All Other Segments	(14)	(18)	4	22%
Corporate Items and Eliminations	(297)	(322)	25
Machinery, Energy & Transportation	678	1,217	(539)	(44)%

Financial Products Segment	202	184	18	10%
Corporate Items and Eliminations	(31)	(1)	(30)
Financial Products	171	183	(12)	(7)%
Consolidating Adjustments	(64)	(67)	3
Consolidated Operating Profit / (Loss)	$785	$1,333	$(548)	(41)%

Construction Industries
Construction Industries’ sales were $4.426 billion in the second quarter of 2016, a decrease of $377 million, or 8 percent, from the second quarter of 2015. The decrease in sales was due to unfavorable price realization and lower volume. While sales declined for both new equipment and aftermarket parts, most of the decrease was for new equipment.

•	Unfavorable price realization resulted from competitive market conditions globally and an unfavorable geographic mix of sales.

•	Sales volume declined primarily due to lower end-user demand.
Sales decreased in North America and Latin America while slightly increasing in Asia/Pacific. Sales in EAME were flat.

•
In North America, the sales decline was primarily due to lower end-user demand. Although residential and nonresidential construction activity is improving, we believe declines in activity related to oil and gas have resulted in the availability of existing equipment to support the increased demand. The decline was also due to unfavorable price realization and the unfavorable impact of dealers decreasing inventories in the second quarter of 2016, compared to flat inventories in the second quarter of 2015.

•	In Latin America, end-user demand was down across the region, with the most significant declines in Brazil due to the continued recession.

•	Sales in Asia/Pacific were higher as a result of the favorable impact of changes in dealer inventories, which were about flat in the second quarter of 2016 and decreased in the second quarter of 2015.

•
Sales in EAME were flat. Price realization was unfavorable, and sales declined in oil-producing economies and in South Africa. Price realization was unfavorable due to competitive market conditions, and the sales decline in South Africa was a result of continued weak economic conditions. These unfavorable items were about offset by sales increases in several European countries, reflecting modest improvements in economic conditions.

Construction Industries’ profit was $550 million in the second quarter of 2016, compared with $588 million in the second quarter of 2015. The decrease in profit was primarily due to unfavorable price realization and lower sales volume, including an unfavorable mix of products. The decline was largely offset by favorable costs, primarily due to the impact from restructuring and cost reduction actions, lower material costs, favorable cost absorption and improved freight costs. The favorable cost absorption was a result of inventory decreasing more in the second quarter of 2015 than in the second quarter of 2016.

Resource Industries
Resource Industries’ sales were $1.457 billion in the second quarter of 2016, a decrease of $591 million, or 29 percent, from the second quarter of 2015. The decline was primarily due to lower sales volume. While sales were lower for both new equipment and aftermarket parts, most of the decrease was for new equipment.
The sales decrease was primarily due to lower end-user demand across all regions. While commodity prices have improved from their recent lows, it is not clear at this time if the current prices are sufficient to drive increased demand for equipment. Mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. As a result, sales and new orders in Resource Industries continue to be weak.
Resource Industries incurred a loss of $163 million in the second quarter of 2016, compared with a profit of $27 million in the second quarter of 2015. The unfavorable change was due to a decrease in sales volume, partially offset by lower period costs due to the impact from restructuring and cost reduction actions and favorable material costs.

Energy & Transportation
Energy & Transportation’s sales were $3.750 billion in the second quarter of 2016, a decrease of $958 million, or 20 percent, from the second quarter of 2015. The decrease was primarily the result of lower sales volume. Sales decreased in all applications with about half of the decline in oil and gas and about one quarter of the decline in transportation.

•
Oil and Gas - Sales continued to decrease in much of the world due to low oil prices.  The sales decline was most significant in EAME and Asia/Pacific, primarily due to lower demand for equipment used for gas compression, production and drilling applications.  The decline in sales in North America was mostly due to lower end-user demand for reciprocating engines used in gas compression applications.

•
Transportation - Sales decreased in all geographic regions. The most significant decline was in Asia/Pacific primarily due to lower demand for equipment used in marine applications. The decrease in North America was due to discontinued production of on-highway vocational trucks. Weakness continued in the rail industry across all regions and was the most significant reason for the sales declines in EAME and Latin America. We believe our sales into the rail industry are being negatively impacted by idled fleets resulting from weak commodity prices. Sales into the rail industry in North America were about flat.

•
Power Generation - Sales decreased in EAME, Asia/Pacific and North America and were about flat in Latin America. The decline in EAME was a result of competitive price pressures, as well as continued weakness in the Middle East with low oil prices limiting investments. The decline in Asia/Pacific and North America was due to the absence of several large projects.

•	Industrial - Sales were lower primarily in North America and Latin America for most industrial applications due to lower end-user demand.
Energy & Transportation’s profit was $602 million in the second quarter of 2016, compared with $942 million in the second quarter of 2015. The decline was due to lower sales volume, including an unfavorable mix of products, partially offset by lower costs primarily due to a decrease in short-term incentive compensation expense, the impact of restructuring and cost reduction actions, as well as favorable material costs.

Financial Products Segment
Financial Products’ revenues were $759 million in the second quarter of 2016, a decrease of $26 million, or 3 percent, from the second quarter of 2015. The decline was primarily due to lower average earning assets in Asia/Pacific and Latin America, partially offset by higher average earning assets in North America.
Financial Products’ profit was $202 million in the second quarter of 2016, compared with $184 million in the second quarter of 2015. The improvement was primarily due to a $30 million increase in gains on sales of securities at Insurance Services and a

$13 million decrease in SG&A expenses. These favorable impacts were partially offset by an $11 million unfavorable impact from the sale of returned or repossessed equipment primarily driven by the absence of gains in second quarter of 2015.
At the end of the second quarter of 2016, past dues at Cat Financial were 2.93 percent, compared with 2.97 percent at the end of the second quarter of 2015. Write-offs, net of recoveries, were $33 million for the second quarter of 2016, compared with $38 million for the second quarter of 2015.
As of June 30, 2016, Cat Financial's allowance for credit losses totaled $346 million, or 1.25 percent of net finance receivables, compared with $405 million, or 1.42 percent of net finance receivables at June 30, 2015. The allowance for credit losses at year-end 2015 was $338 million, or 1.22 percent of net finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $328 million in the second quarter of 2016, an increase of $5 million from the second quarter of 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The increase in expense from the second quarter of 2015 was primarily due to an increase in restructuring costs and methodology differences, largely offset by timing differences and lower corporate costs.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2015

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2015 (at left) and the six months ended June 30, 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $19.803 billion in the six months ended June 30, 2016, compared with $25.019 billion in the six months ended June 30, 2015, a decline of $5.216 billion, or 21 percent. The decrease was primarily due to lower sales volume resulting from continued weak commodity prices globally and economic weakness in developing countries. Unfavorable changes in dealer machine and engine inventories also contributed to the decline in sales volume. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment. The unfavorable impact of price realization and currency also contributed to the decline.
Dealer machine and engine inventories decreased about $100 million in the six months ended June 30, 2016, and increased about $600 million in the six months ended June 30, 2015. The unfavorable impact of changes in dealer inventories was primarily in North America. We expect dealers will continue to reduce their machine inventories during the remainder of 2016 with most of the reduction related to Construction Industries’ equipment. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe some of the expected dealer inventory reduction is a result of increased machine availability through our factories and product distribution centers.
Sales declined in all regions. In North America, sales decreased 21 percent due to lower end-user demand with about half in Energy & Transportation, and the unfavorable impact of changes in dealer inventories, primarily in Construction Industries. In EAME, sales declined 19 percent, primarily in Africa/Middle East due to weak economic conditions resulting from low oil and other commodity prices and an uncertain political environment. Sales decreased 37 percent in Latin America, primarily due to widespread economic weakness across the region. The most significant decreases were in Brazil and Mexico. Asia/Pacific sales declined 18 percent, primarily due to lower end-user demand for Energy & Transportation applications and products used in mining.
Sales decreased in all segments. Energy & Transportation’s sales declined 27 percent, largely due to lower end-user demand for oil and gas and transportation applications. Construction Industries’ sales decreased 14 percent due to lower demand from end users, unfavorable price realization and the unfavorable impact of changes in dealer inventories. Resource Industries’ sales declined 28 percent, mostly due to continued low end-user demand. Financial Products’ segment revenues were down 5 percent, primarily due to lower average earning assets.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2015 (at left) and the six months ended June 30, 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the six months ended June 30, 2016 was $1.279 billion, compared with $3.035 billion in the six months ended June 30, 2015. The decrease of $1.756 billion was primarily due to lower sales volume, including an unfavorable mix of products. In addition, price realization and restructuring costs were unfavorable. These items were partially offset by favorable period costs and variable manufacturing costs.
The unfavorable price realization resulted from competitive market conditions and an unfavorable geographic mix of sales. We continue to see competitive pressure that started in the last half of 2015 driven by excess industry capacity, unfavorable currency pressure as the impact of the strong dollar benefited competitors based outside the United States and an overall weak economic environment. We expect the current competitive pressure to continue for the remainder of the year, particularly in Construction Industries and Resource Industries, although we expect the year-over-year comparison for price realization in the second half of the year will be better than the first half.
Period costs were lower, primarily due to the impact from substantial restructuring and cost reduction actions and lower short-term incentive compensation expense. The reductions primarily impacted period manufacturing costs and SG&A. Variable manufacturing costs were favorable primarily due to improved material costs. In addition, the impact of cost absorption was favorable as inventory decreased more significantly in the six months ended June 30, 2015 compared to the six months ended June 30, 2016.
Restructuring costs of $300 million in the six months ended June 30, 2016 were related to multiple restructuring actions across the company, including the decision to discontinue production of on-highway vocational trucks. In the six months ended June 30, 2015, restructuring costs were $121 million.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the six months ended June 30, 2016 was about $205 million compared to about $415 million for the six months ended June 30, 2015.
Other Profit/Loss Items

•
Other income/expense in the six months ended June 30, 2016 was income of $84 million, compared with income of $122 million in the six months ended June 30, 2015. The unfavorable change was primarily due to the absence of a gain of $120 million on the sale of the remaining 35 percent interest in our former third-party logistics business, partially offset with the favorable net impact from currency translation and hedging gains and losses and a gain on the sale of securities. Currency translation and hedging net losses in the six months ended June 30, 2016 were less than the net losses during the same period in 2015.

•
The provision for income taxes for the first six months of 2016 reflects an estimated annual tax rate of 25 percent, compared to 29.5 percent for the first six months of 2015 and 25.5 percent for the full-year 2015 excluding a $42 million discrete tax charge. The full-year rate for 2015 of 25.5 percent was lower than the rate for the first six months of 2015, primarily due to changes in the geographic mix of profits from a tax perspective along with the impact of the permanent renewal of the U.S. research and development tax credit in the fourth quarter.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six Months Ended June 30, 2016
Construction Industries [1]	$8,469	(14)%	$4,305	(16)%	$508	(43)%	$1,857	(9)%	$1,799	—%
Resource Industries [2]	2,906	(28)%	1,143	(30)%	526	(18)%	579	(35)%	658	(23)%
Energy & Transportation [3]	7,028	(27)%	3,375	(23)%	477	(45)%	2,044	(22)%	1,132	(35)%
All Other Segments [4]	79	(38)%	29	(37)%	3	(70)%	18	(50)%	29	(17)%
Corporate Items and Eliminations	(57)		(49)		(1)		(4)		(3)
Machinery, Energy & Transportation Sales	18,425	(22)%	8,803	(21)%	1,513	(37)%	4,494	(19)%	3,615	(18)%

Financial Products Segment	1,502	(5)%	932	3%	169	(20)%	201	(4)%	200	(20)%
Corporate Items and Eliminations	(124)		(68)		(26)		(9)		(21)
Financial Products Revenues	1,378	(7)%	864	1%	143	(26)%	192	(4)%	179	(22)%

Consolidated Sales and Revenues	$19,803	(21)%	$9,667	(19)%	$1,656	(36)%	$4,686	(19)%	$3,794	(19)%

Six Months Ended June 30, 2015
Construction Industries [1]	$9,817		$5,106		$888		$2,030		$1,793
Resource Industries [2]	4,019		1,635		639		886		859
Energy & Transportation [3]	9,623		4,402		869		2,608		1,744
All Other Segments [4]	127		46		10		36		35
Corporate Items and Eliminations	(42)		(46)		2		(1)		3
Machinery, Energy & Transportation Sales	23,544		11,143		2,408		5,559		4,434

Financial Products Segment	1,580		907		212		210		251
Corporate Items and Eliminations	(105)		(53)		(20)		(11)		(21)
Financial Products Revenues	1,475		854		192		199		230

Consolidated Sales and Revenues	$25,019		$11,997		$2,600		$5,758		$4,664

[1]	Does not include inter-segment sales of $20 million and $49 million for the six months ended June 30, 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $128 million and $162 million for the six months ended June 30, 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $1,290 million and $1,560 million for the six months ended June 30, 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $193 million and $203 million for the six months ended June 30, 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2015	Sales Volume	Price Realization	Currency	Other	Six Months Ended June 30, 2016	$ Change	% Change

Construction Industries	$9,817	$(885)	$(375)	$(88)	$—	$8,469	$(1,348)	(14)%
Resource Industries	4,019	(1,025)	(64)	(24)	—	2,906	(1,113)	(28)%
Energy & Transportation	9,623	(2,494)	(28)	(73)	—	7,028	(2,595)	(27)%
All Other Segments	127	(47)	—	(1)	—	79	(48)	(38)%
Corporate Items and Eliminations	(42)	(15)	—	—	—	(57)	(15)
Machinery, Energy & Transportation Sales	23,544	(4,466)	(467)	(186)	—	18,425	(5,119)	(22)%

Financial Products Segment	1,580	—	—	—	(78)	1,502	(78)	(5)%
Corporate Items and Eliminations	(105)	—	—	—	(19)	(124)	(19)
Financial Products Revenues	1,475	—	—	—	(97)	1,378	(97)	(7)%

Consolidated Sales and Revenues	$25,019	$(4,466)	$(467)	$(186)	$(97)	$19,803	$(5,216)	(21)%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change
Construction Industries	$990	$1,333	$(343)	(26)%
Resource Industries	(259)	123	(382)	(311)%
Energy & Transportation	1,012	1,966	(954)	(49)%
All Other Segments	(21)	(25)	4	16%
Corporate Items and Eliminations	(654)	(641)	(13)
Machinery, Energy & Transportation	1,068	2,756	(1,688)	(61)%

Financial Products Segment	370	411	(41)	(10)%
Corporate Items and Eliminations	(32)	2	(34)
Financial Products	338	413	(75)	(18)%
Consolidating Adjustments	(127)	(134)	7
Consolidated Operating Profit / (Loss)	$1,279	$3,035	$(1,756)	(58)%

Construction Industries
Construction Industries’ sales were $8.469 billion in the six months ended June 30, 2016, a decrease of $1.348 billion, or 14 percent, from the six months ended June 30, 2015. The decrease in sales was primarily due to lower volume and unfavorable price realization. While sales declined for both new equipment and aftermarket parts, most of the decrease was for new equipment.

•
The sales volume decline was primarily due to a decrease in deliveries to end users and the unfavorable impact of changes in dealer inventories, primarily in North America. Dealers increased inventories in both the six months ended June 30, 2016 and the six months ended June 30, 2015; however, the increase was greater in the six months ended June 30, 2015. We expect dealers will decrease inventories during the remainder of 2016, negatively impacting sales.

•
Price realization was unfavorable $375 million due to competitive market conditions including the impact of the stronger dollar, which benefited competitors based outside the United States and an unfavorable geographic mix of sales.

Sales decreased in North America, Latin America and EAME and were flat in Asia/Pacific.

•
In North America, the sales decline was primarily due to dealers increasing inventories more significantly in the six months ended June 30, 2015 than the six months ended June 30, 2016. In addition, although residential and nonresidential construction activity is improving, sales to end users were lower than the six months ended June 30, 2015. We believe declines in construction activity related to oil and gas have resulted in the availability of existing construction equipment for other purposes. We expect this trend will continue to negatively impact our sales volume in 2016. Unfavorable price realization resulted from competitive market conditions.

•	In Latin America, end-user demand was down across the region, with the most significant declines in Brazil due to depressed economic conditions.

•
Lower sales in EAME were primarily due to unfavorable price realization. Price realization was unfavorable across the region due to competitive market conditions. Although demand declined in oil-producing economies and South Africa, sales increased in several European countries reflecting modest improvement in economic conditions. We believe the decline in demand in oil-producing economies was due to continued low oil revenues that fund expenditures for roads and other infrastructure projects. In addition, sales declined in South Africa where we believe an uncertain regulatory and political environment contributed to lower end-user demand.

Construction Industries’ profit was $990 million in the six months ended June 30, 2016, compared with $1.333 billion in the six months ended June 30, 2015. The decrease in profit was primarily due to lower sales volume, including an unfavorable mix of products, and unfavorable price realization resulting from competitive market conditions. The decline was partially offset by favorable costs, primarily due to the impact from restructuring and cost reduction actions, lower material costs and the favorable impact of cost absorption. The impact of cost absorption was favorable as inventory decreased more significantly in the six months ended June 30, 2015 than in the six months ended June 30, 2016.

Resource Industries
Resource Industries’ sales were $2.906 billion in the six months ended June 30, 2016, a decrease of $1.113 billion, or 28 percent, from the six months ended June 30, 2015. The decline was primarily due to lower sales volume. Sales were lower for both new equipment and aftermarket parts.
The sales decrease was primarily due to lower end-user demand across all regions. We expect dealers will decrease inventories during the remainder of 2016, negatively impacting sales.
While commodity prices have improved from their recent lows, it is not clear at this time if the current prices are sufficient to drive increased demand for equipment. Mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. As a result, sales and new orders in Resource Industries continue to be weak.
Resource Industries incurred a loss of $259 million in the six months ended June 30, 2016, compared with profit of $123 million in the six months ended June 30, 2015. The unfavorable change was mostly due to lower sales volume. This was partially offset by lower period costs, due to the impact from restructuring and cost reduction actions, and favorable material costs.

Energy & Transportation
Energy & Transportation’s sales were $7.028 billion in the six months ended June 30, 2016, a decrease of $2.595 billion, or 27 percent, from the six months ended June 30, 2015. The decrease was primarily the result of lower sales volume. Sales decreased in all applications with about half of the decline in oil and gas and about one-third of the decline in transportation.

•
Oil and Gas - Sales continued to decrease in much of the world due to low oil prices. Although oil prices were low in the six months ended June 30, 2015, and 2016, our sales during the first half of 2015 benefited from a strong order backlog. The sales decline was most significant in equipment used for production, gas compression and well servicing, with the most significant impacts in North America and EAME. The decline in sales of equipment for gas compression was primarily in reciprocating engines in North America.

While oil prices have improved since the beginning of 2016, it is not clear at this time that the current price level is sufficient to drive increased demand. We have seen minimal change in the continued low drill rig counts during 2016 and little improvement in our customers' fleet utilization rates. We continue to monitor a number of factors in addition to oil prices that shape our outlook, including recent order rates, quotation activity, current backlog, trends in retail statistics and discussions with our customers. Based on all of these factors, we do not see the current price driving significant increase in demand for our products in 2016.
We continue to expect sales in our turbine business to decrease in 2016. New equipment sales related to oil are expected to be down significantly, but should be partially offset by higher sales into gas compression. However, we believe customers are continuing to reduce their maintenance budgets, and we expect them to delay some work into 2017.

•
Transportation - Sales decreased in all geographic regions. The most significant decline was in North America, primarily due to significant weakness in the rail industry. We believe our sales into the rail industry are being negatively impacted by idled fleets resulting from weak commodity prices. In addition, the first half of 2015 benefited from deliveries of locomotives that began production in 2014. Our North American Tier 4 freight locomotive is on schedule and we expect sales to be positively impacted during the second half of 2016. In Asia/Pacific, the decrease was due to the absence of a large locomotive sale in the six months ended June 30, 2015 and a decline for equipment used in marine applications. Demand in Latin America and EAME was also negatively impacted by the weakness in the rail industry.

•
Power Generation - Sales decreased in all regions. The decline is primarily due to the absence of several large projects in both North America and Asia/Pacific and weak economic conditions in EAME and Latin America.

•	Industrial - Sales were lower in North America, Latin America and Asia/Pacific and about flat in EAME. The decline in sales was primarily due to lower end-user demand for most industrial applications.
Energy & Transportation’s profit was $1.012 billion in the six months ended June 30, 2016, compared with $1.966 billion in the six months ended June 30, 2015. The decline was due to a decrease in sales volume, including an unfavorable mix of products, partially offset by lower costs primarily due to restructuring and cost reduction actions, lower short-term incentive compensation expense and favorable material costs.

Financial Products Segment
Financial Products’ revenues were $1.502 billion for the six months ended June 30, 2016, a decrease of $78 million, or 5 percent, from the six months ended June 30, 2015. The decline was primarily due to lower average earning assets in Asia/Pacific, Latin America and EAME, partially offset by higher average earning assets in North America.
Financial Products’ profit was $370 million for the six months ended June 30, 2016, compared with $411 million for the six months ended June 30, 2015. The decrease was primarily due to a $20 million decrease in net yield on average earning assets reflecting geographic mix changes and currency impacts, a $20 million unfavorable impact from the sale of returned or repossessed equipment primarily driven by the absence of gains in the first half of 2015, and a $17 million unfavorable impact from lower average earning assets. These unfavorable impacts were partially offset by a $26 million increase in gains on sales of securities at Insurance Services.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $686 million in the six months ended June 30, 2016, which is an increase of $47 million compared with the six months ended June 30, 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences as segments use a current cost methodology; and inter-segment eliminations.
An increase in restructuring costs of $179 million was partially offset by timing differences and lower stock-based compensation expense.

RESTRUCTURING COSTS

Restructuring costs for the three and six months ended June 30, 2016 and 2015 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2016	2015
Employee separations [1]	$45	$86
Contract terminations [1]	36	—
Long-lived asset impairments [1]	14	—
Other [2]	44	—
Total restructuring costs	$139	$86

	Six Months Ended June 30
	2016	2015
Employee separations [1]	$76	$120
Contract terminations [1]	46	—
Long-lived asset impairments [1]	96	1
Other [2]	82	—
Total restructuring costs	$300	$121

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, equipment relocation and inventory write-downs and were recognized primarily in Cost of goods sold.

The restructuring costs in 2016 were related to our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions. For the first six months of 2015, the restructuring costs were related to several restructuring programs across the company.

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

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	76
Reduction in liability (payments)	(440)
Liability balance at June 30, 2016	$119

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees, various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. As of December 31, 2015, we incurred $379 million of employee separation costs and $82 million of defined benefit retirement plan curtailment losses related to these programs. Additionally, for the three and six months ended June

30, 2016 we incurred $45 million and $76 million of employee separation costs, respectively. Substantially all of the employee separation costs included in the December 31, 2015 liability balance were paid in the first quarter of 2016. The majority of the June 30, 2016 liability balance is expected to be paid in 2016.

In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw form this market. We estimate restructuring costs incurred under the restructuring plan to be $120 million. For the three and six months ended June 30, 2016, we recognized $8 million and $82 million, respectively, of restructuring costs primarily for long-lived asset impairments related to this restructuring plan. The remaining costs are expected to be recognized in 2016.

Additional restructuring actions are being contemplated including further workforce reductions during the remainder of 2016 and the consolidation and closures of manufacturing facilities occurring through 2018. For full-year 2016, we expect restructuring costs will be about $700 million. We expect that restructuring actions will result in a benefit to operating costs, primarily SG&A expenses and Cost of goods sold of about $750 million in 2016 compared with 2015.

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

13.	Pension and other postemployment benefit (OPEB) costs - The company’s defined benefit pension and postretirement benefit plans.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Despite continued weaknesses in many of the industries we serve, we had positive operating cash flow in the first half of 2016 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first half of 2016 with $6.76 billion of cash, an increase of $304 million from year-end 2015. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world with approximately $5.7 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use. However, if cash held by non-U.S. subsidiaries were repatriated to the United States, U.S. tax would generally be payable net of any available foreign tax credits. Recently proposed U.S. tax regulations (Section 385 Debt / Equity), if finalized, could limit our ability to use intercompany financing arrangements therefore resulting in an increase to our financing costs as well as the U.S. tax cost of our non-U.S. operations.
Consolidated operating cash flow for the first half of 2016 was $2.80 billion, down from $3.36 billion for the same period last year. The decrease was primarily due to lower profit before tax within ME&T as well as higher employee separation payments in the first half of 2016 versus the first half of 2015. These employee separation payments were primarily related to the voluntary retirement enhancement program offered in the United States and announced in September 2015. Partially offsetting these items were favorable changes to working capital, primarily related to accounts payable, and lower short-term incentive compensation payments in 2016 compared to the same period a year ago. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of June 30, 2016 was $38.32 billion, an increase of $310 million from year-end 2015. Debt related to Financial Products increased $44 million. Debt related to ME&T increased $266 million in the first half of 2016, primarily due to the issuance of commercial paper used for general liquidity purposes.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2016 was $2.75 billion. Our three Global Credit Facilities are:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2016.

•	The three-year facility, as amended and restated in September 2015, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2018.

•	The five-year facility, as amended and restated in September 2015, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2020.
At June 30, 2016, Caterpillar's consolidated net worth was $15.27 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2016, Cat Financial's covenant interest coverage ratio was 1.97 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2016, Cat Financial's covenant leverage ratio was 7.79 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2016, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of June 30, 2016 were:

	June 30, 2016
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,201	244	3,957
Total credit lines available	14,701	2,994	11,707
Less: Commercial paper outstanding	(6,468)	(250)	(6,218)
Less: Utilized credit	(1,423)	(13)	(1,410)
Available credit	$6,810	$2,731	$4,079

The other external consolidated credit lines with banks as of June 30, 2016 totaled $4.20 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T's operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products' operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation
Net cash provided by operating activities was $1.38 billion in the first half of 2016, compared with $2.68 billion for the same period in 2015. The decrease was primarily due to lower profit before tax as well as higher employee separation payments in the first half of 2016 versus the first half of 2015. These employee separation payments were primarily related to the voluntary retirement enhancement program offered in the United States and announced in September 2015. Partially offsetting these items were lower short-term incentive compensation payments in 2016 compared to the same period a year ago and favorable changes to working capital, primarily related to accounts payable.
Net cash used for investing activities in the first half of 2016 was $1.44 billion, compared with net cash used of $681 million in the first half of 2015. The increase was due to ME&T's lending activity with Financial Products.
Net cash provided by financing activities during the first half of 2016 was $308 million, compared with net cash used of $1.83 billion in the first half of 2015. The favorable change was primarily due to ME&T's borrowings from Financial Products as well as the absence of common stock repurchases and a long-term debt payment that occurred in the first half of 2015.
Our priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.
Strong financial position – A key measure of ME&T's financial strength used by management is ME&T's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes ME&T's long-term borrowings from Financial Products. The debt-to-capital ratio for ME&T was 39.0 percent at June 30, 2016, within our target range of 30 to 45 percent. The ME&T's debt-to-capital ratio was 39.0 percent at December 31, 2015.
Capital to support growth – Capital expenditures were $618 million during the first half of 2016, compared to $759 million for the same period in 2015. We expect ME&T's capital expenditures in 2016 to be lower than 2015.
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

We made $96 million of contributions to our pension plans during the first half of 2016. We currently anticipate full-year 2016 contributions of approximately $150 million, all of which are required. We made $113 million of contributions to our pension plans during the first half of 2015.
Paying dividends – Dividends totaled $898 million in the first half of 2016, representing 77 cents per share paid. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. We did not purchase any Caterpillar common stock in the first half of 2016. As of June 30, 2016, $5.47 billion remained available under the 2014 Authorization. Caterpillar's basic shares outstanding as of June 30, 2016 were approximately 584 million.

Financial Products
Financial Products' operating cash flow was $877 million in the first half of 2016, compared with $747 million for the same period a year ago. Net cash used for investing activities was $1.31 billion for the half of 2016, compared with $263 million for the same period in 2015. The change was primarily due to the impact of intercompany lending with ME&T. Net cash provided by financing activities was $484 million for the first half of 2016, compared with $141 million net cash used by financing activities for the same period in 2015. The change was primarily due to the impact of intercompany borrowings with ME&T.

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

Currently, we expect Surface Mining & Technology sales to decline about 20 percent in 2016 compared to 2015 as a result of the low commodity price environment and difficult financial conditions for many mining customers around the world. We considered the actual results for the six months ending June 30, 2016 for Surface Mining & Technology along with our most recent sales forecast for 2016 which was substantially consistent with the January 1, 2016 forecast, and concluded a triggering event did not occur at June 30, 2016. No triggering events were identified for the remaining reporting units as of June 30, 2016.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. At January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected return on plan assets for our pension and other postretirement benefit plans to a more preferable policy under U.S. GAAP. Under the new principle, actuarial gains and losses will be immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair value method. These changes have been applied retrospectively to all periods presented.

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

Retirement Benefits

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our year-end defined benefit pension and OPEB liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016. Compared to the method used in 2015, this change lowered defined benefit pension and OPEB expense by $45 million and $90 million for the three and six months ended June 30, 2016, and we expect this change will result in lower pension and OPEB expense by approximately $180 million for 2016.

Effective January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and OPEB plans. Prior to 2016, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) and were generally amortized into earnings in future periods. Under the new principle, actuarial gains and losses will be immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair value method. We believe these changes are preferable as they accelerate the recognition of changes in fair value of plan assets and actuarial gains and losses in our income statement, provide greater transparency of our economic obligations in accounting results and better align with the fair value principles by recognizing the effects of economic and interest rate changes on pension and OPEB assets and liabilities in the year in which the gains and losses are incurred. These changes have been applied retrospectively to prior years.

We recognized a benefit of $9 million and $19 million related to our defined benefit pension and OPEB plans for the three and six months ended June 30, 2016, as compared to a benefit of $15 million and cost of $1 million for the three and six months ended June 30, 2015. The decrease in expense for the six months ended June 30, 2016 is due to lower interest cost primarily due to the adoption of a full yield curve approach in the estimation of interest cost (discussed above) and lower service cost primarily due to fewer employees earning benefits under our plans as a result of the U.S. voluntary retirement enhancement program that was implemented in the fourth quarter of 2015. This is partially offset by an increase in expense due to a lower expected return on plan assets as a result of a lower asset base in 2016 compared to 2015 and a decrease in the expected rate of return on plan assets, and the absence of a $19 million curtailment gain in 2015 related to a U.S. pension plan.

We made $33 million and $96 million of contributions to our pension plans during the three and six months ended June 30, 2016. We currently anticipate full-year 2016 contributions of approximately $150 million, all of which are required. We made $36 million and $113 million of contributions to our pension plans during the three and six months ended June 30, 2015.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $11.8 billion at June 30, 2016 and $13.1 billion at March 31, 2016. This represents about a $1.3 billion reduction from the end of the first quarter of 2016. About two-thirds of the decrease was in Construction Industries. It is not uncommon for the construction order backlog to decline during the second-quarter selling season, and we believe the reduction also reflects increased machine availability through our factories and product distribution centers. In addition, the order backlog for Energy & Transportation and Resource Industries declined. Compared to the second quarter of 2015, the order backlog has declined about $3.0 billion with decreases in all segments. Of the total backlog, approximately $4.2 billion at June 30, 2016 was not expected to be filled in the following twelve months.

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

We have incurred restructuring costs during the three and six month periods ending June 30, 2016 and 2015. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results to be meaningful to our readers as these costs are incurred in the current year to generate longer-term benefits. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Profit per share - diluted	$0.93	$1.31	$1.40	$3.34
Per share restructuring costs [1]	0.16	0.09	0.33	0.13
Profit per share excluding restructuring costs	$1.09	$1.40	$1.73	$3.47
1 At statutory tax rates. Previously reported using estimated annual tax rates.

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 88 to 95 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,645	$9,645	$—	$—
Revenues of Financial Products	697	—	778	(81)	[2]
Total sales and revenues	10,342	9,645	778	(81)

Operating costs:
Cost of goods sold	7,419	7,419	—	—
Selling, general and administrative expenses	1,123	981	147	(5)	[3]
Research and development expenses	468	468	—	—
Interest expense of Financial Products	148	—	152	(4)	[4]
Other operating (income) expenses	399	99	308	(8)	[3]
Total operating costs	9,557	8,967	607	(17)

Operating profit	785	678	171	(64)

Interest expense excluding Financial Products	130	143	—	(13)	[4]
Other income (expense)	84	5	28	51	[5]

Consolidated profit before taxes	739	540	199	—

Provision (benefit) for income taxes	184	122	62	—
Profit of consolidated companies	555	418	137	—

Equity in profit (loss) of unconsolidated affiliated companies	(2)	(2)	—	—
Equity in profit of Financial Products’ subsidiaries	—	135	—	(135)	[6]

Profit of consolidated and affiliated companies	553	551	137	(135)

Less: Profit (loss) attributable to noncontrolling interests	3	1	2	—

Profit [7]	$550	$550	$135	$(135)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$18,425	$18,425	$—	$—
Revenues of Financial Products	1,378	—	1,537	(159)	[2]
Total sales and revenues	19,803	18,425	1,537	(159)

Operating costs:
Cost of goods sold	14,241	14,241	—	—
Selling, general and administrative expenses	2,211	1,936	286	(11)	[3]
Research and development expenses	976	976	—	—
Interest expense of Financial Products	300	—	307	(7)	[4]
Other operating (income) expenses	796	204	606	(14)	[3]
Total operating costs	18,524	17,357	1,199	(32)

Operating profit	1,279	1,068	338	(127)

Interest expense excluding Financial Products	259	283	—	(24)	[4]
Other income (expense)	84	(47)	28	103	[5]

Consolidated profit before taxes	1,104	738	366	—

Provision (benefit) for income taxes	276	162	114	—
Profit of consolidated companies	828	576	252	—

Equity in profit (loss) of unconsolidated affiliated companies	(3)	(3)	—	—
Equity in profit of Financial Products’ subsidiaries	—	249	—	(249)	[6]

Profit of consolidated and affiliated companies	825	822	252	(249)

Less: Profit (loss) attributable to noncontrolling interests	4	1	3	—

Profit [7]	$821	$821	$249	$(249)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,583	$11,583	$—	$—
Revenues of Financial Products	734	—	805	(71)	[2]
Total sales and revenues	12,317	11,583	805	(71)

Operating costs:
Cost of goods sold	8,674	8,675	—	(1)	[3]
Selling, general and administrative expenses	1,318	1,140	172	6	[3]
Research and development expenses	510	510	—	—
Interest expense of Financial Products	148	—	150	(2)	[4]
Other operating (income) expenses	334	41	300	(7)	[3]
Total operating costs	10,984	10,366	622	(4)

Operating profit	1,333	1,217	183	(67)

Interest expense excluding Financial Products	125	136	—	(11)	[4]
Other income (expense)	(72)	(130)	2	56	[5]

Consolidated profit before taxes	1,136	951	185	—

Provision (benefit) for income taxes	335	276	59	—
Profit of consolidated companies	801	675	126	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	126	—	(126)	[6]

Profit of consolidated and affiliated companies	803	803	126	(126)

Less: Profit (loss) attributable to noncontrolling interests	1	1	—	—

Profit [7]	$802	$802	$126	$(126)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$23,544	$23,544	$—	$—
Revenues of Financial Products	1,475	—	1,618	(143)	[2]
Total sales and revenues	25,019	23,544	1,618	(143)

Operating costs:
Cost of goods sold	17,434	17,435	—	(1)	[3]
Selling, general and administrative expenses	2,567	2,254	305	8	[3]
Research and development expenses	1,034	1,034	—	—
Interest expense of Financial Products	298	—	301	(3)	[4]
Other operating (income) expenses	651	65	599	(13)	[3]
Total operating costs	21,984	20,788	1,205	(9)

Operating profit	3,035	2,756	413	(134)

Interest expense excluding Financial Products	254	275	—	(21)	[4]
Other income (expense)	122	8	1	113	[5]

Consolidated profit before taxes	2,903	2,489	414	—

Provision (benefit) for income taxes	856	729	127	—
Profit of consolidated companies	2,047	1,760	287	—

Equity in profit (loss) of unconsolidated affiliated companies	4	4	—	—
Equity in profit of Financial Products’ subsidiaries	—	285	—	(285)	[6]

Profit of consolidated and affiliated companies	2,051	2,049	287	(285)

Less: Profit (loss) attributable to noncontrolling interests	4	2	2	—

Profit [7]	$2,047	$2,047	$285	$(285)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,764	$5,579	$1,185	$—
Receivables – trade and other	6,326	4,439	1,319	568	[2,3]
Receivables – finance	9,201	—	12,777	(3,576)	[3]
Prepaid expenses and other current assets	1,857	956	904	(3)	[4]
Inventories	9,458	9,458	—	—
Total current assets	33,606	20,432	16,185	(3,011)

Property, plant and equipment – net	15,916	11,432	4,484	—
Long-term receivables – trade and other	1,180	130	202	848	[2,3]
Long-term receivables – finance	13,689	—	14,568	(879)	[3]
Investments in Financial Products subsidiaries	—	4,253	—	(4,253)	[5]
Noncurrent deferred and refundable income taxes	2,536	3,223	87	(774)	[6]
Intangible assets	2,652	2,647	5	—
Goodwill	6,677	6,660	17	—
Other assets	2,044	637	1,420	(13)	[4]
Total assets	$78,300	$49,414	$36,968	$(8,082)

Liabilities
Current liabilities:
Short-term borrowings	$7,483	$263	$7,220	$—
Short-term borrowings with consolidated companies	—	1,000	1,929	(2,929)	[7]
Accounts payable	5,104	4,989	194	(79)	[8]
Accrued expenses	3,127	2,850	277	—
Accrued wages, salaries and employee benefits	1,265	1,239	26	—
Customer advances	1,259	1,259	—	—
Dividends payable	450	450	—	—
Other current liabilities	1,635	1,170	468	(3)	[6,9]
Long-term debt due within one year	6,860	1,055	5,805	—
Total current liabilities	27,183	14,275	15,919	(3,011)

Long-term debt due after one year	23,980	8,465	15,546	(31)	[7]
Liability for postemployment benefits	8,533	8,533	—	—
Other liabilities	3,301	2,838	1,250	(787)	[6,9]
Total liabilities	62,997	34,111	32,715	(3,829)
Commitments and contingencies
Stockholders’ equity
Common stock	5,277	5,277	918	(918)	[5]
Treasury stock	(17,579)	(17,579)	—	—
Profit employed in the business	29,167	29,167	3,989	(3,989)	[5]
Accumulated other comprehensive income (loss)	(1,633)	(1,633)	(781)	781	[5]
Noncontrolling interests	71	71	127	(127)	[5]
Total stockholders’ equity	15,303	15,303	4,253	(4,253)
Total liabilities and stockholders’ equity	$78,300	$49,414	$36,968	$(8,082)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$825	$822	$252	$(249)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,494	1,056	438	—
Undistributed profit of Financial Products	—	(242)	—	242	[3]
Other	368	257	9	102	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	573	45	19	509	[4,5]
Inventories	305	309	—	(4)	[4]
Accounts payable	208	284	(16)	(60)	[4]
Accrued expenses	1	8	(7)	—
Accrued wages, salaries and employee benefits	(743)	(726)	(17)	—
Customer advances	93	93	—	—
Other assets – net	(127)	(187)	82	(22)	[4]
Other liabilities – net	(197)	(336)	117	22	[4]
Net cash provided by (used for) operating activities	2,800	1,383	877	540

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(580)	(577)	(3)	—
Expenditures for equipment leased to others	(1,025)	(41)	(1,001)	17	[4]
Proceeds from disposals of leased assets and property, plant and equipment	383	49	344	(10)	[4]
Additions to finance receivables	(4,643)	—	(6,026)	1,383	[5]
Collections of finance receivables	4,466	—	6,007	(1,541)	[5]
Net intercompany purchased receivables	—	—	396	(396)	[5]
Proceeds from sale of finance receivables	42	—	42	—
Net intercompany borrowings	—	(832)	(1,000)	1,832	[6]
Investments and acquisitions (net of cash acquired)	(38)	(38)	—	—
Proceeds from sale of securities	195	17	178	—
Investments in securities	(243)	(15)	(228)	—
Other – net	(14)	(1)	(20)	7	[8]
Net cash provided by (used for) investing activities	(1,457)	(1,438)	(1,311)	1,292

Cash flow from financing activities:
Dividends paid	(898)	(898)	(7)	7	[7]
Common stock issued, including treasury shares reissued	(47)	(47)	7	(7)	[8]
Excess tax benefit from stock-based compensation	4	4	—	—
Net intercompany borrowings	—	1,000	832	(1,832)	[6]
Proceeds from debt issued (original maturities greater than three months)	2,841	1	2,840	—
Payments on debt (original maturities greater than three months)	(3,331)	(7)	(3,324)	—
Short-term borrowings – net (original maturities three months or less)	391	255	136	—
Net cash provided by (used for) financing activities	(1,040)	308	484	(1,832)
Effect of exchange rate changes on cash	1	(14)	15	—
Increase (decrease) in cash and short-term investments	304	239	65	—
Cash and short-term investments at beginning of period	6,460	5,340	1,120	—
Cash and short-term investments at end of period	$6,764	$5,579	$1,185	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of change in investment and common stock related to Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,051	$2,049	$287	$(285)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,514	1,070	444	—
Undistributed profit of Financial Products	—	(35)	—	35	[3]
Other	142	92	(65)	115	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	383	377	(53)	59	[4,5]
Inventories	332	337	—	(5)	[4]
Accounts payable	(326)	(362)	24	12	[4]
Accrued expenses	(71)	(75)	4	—
Accrued wages, salaries and employee benefits	(801)	(788)	(13)	—
Customer advances	98	98	—	—
Other assets – net	215	136	48	31	[4]
Other liabilities – net	(179)	(219)	71	(31)	[4]
Net cash provided by (used for) operating activities	3,358	2,680	747	(69)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(656)	(651)	(5)	—
Expenditures for equipment leased to others	(815)	(108)	(726)	19	[4]
Proceeds from disposals of leased assets and property, plant and equipment	367	33	338	(4)	[4]
Additions to finance receivables	(4,577)	—	(6,171)	1,594	[5,8]
Collections of finance receivables	4,477	—	5,965	(1,488)	[5]
Net intercompany purchased receivables	—	—	295	(295)	[5]
Proceeds from sale of finance receivables	74	—	74	—
Net intercompany borrowings	—	(35)	1	34	[6]
Investments and acquisitions (net of cash acquired)	(63)	(63)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	168	175	—	(7)	[8]
Proceeds from sale of securities	128	6	122	—
Investments in securities	(119)	(9)	(110)	—
Other – net	(75)	(29)	(46)	—
Net cash provided by (used for) investing activities	(1,091)	(681)	(263)	(147)

Cash flow from financing activities:
Dividends paid	(846)	(846)	(250)	250	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	33	33	—	—
Treasury shares purchased	(525)	(525)	—	—
Excess tax benefit from stock-based compensation	18	18	—	—
Net intercompany borrowings	—	(1)	35	(34)	[6]
Proceeds from debt issued (original maturities greater than three months)	3,691	3	3,688	—
Payments on debt (original maturities greater than three months)	(6,089)	(509)	(5,580)	—
Short-term borrowings – net (original maturities three months or less)	1,972	6	1,966	—
Net cash provided by (used for) financing activities	(1,753)	(1,828)	(141)	216
Effect of exchange rate changes on cash	(34)	(22)	(12)	—
Increase (decrease) in cash and short-term investments	480	149	331	—
Cash and short-term investments at beginning of period	7,341	6,317	1,024	—
Cash and short-term investments at end of period	$7,821	$6,466	$1,355	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

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

Changes in internal control over financial reporting

During the second quarter of 2016, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
No shares were repurchased during the second quarter of 2016.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2016	2,317	$77.42	N/A	N/A
May 1-31, 2016	15,345	$76.94	N/A	N/A
June 1-30, 2016	31	$71.88	N/A	N/A
Total	17,693	$77.00
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2016, we had 29 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 13,500 active participants in the aggregate.  During the second quarter of 2016, approximately 170,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

3.1	Bylaws amended and restated as of June 8, 2016 (incorporated by reference from Exhibit 3.1 to Form 8-K filed June 10, 2016).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2016).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

August 3, 2016	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

August 3, 2016	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

August 3, 2016	/s/ James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

August 3, 2016	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws amended and restated as of June 8, 2016 (incorporated by reference from Exhibit 3.1 to Form 8-K filed June 10, 2016).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2016).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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