Form 10-Q
period 2016-09-30
CATERPILLAR INC
filed 2016-11-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2016, 585,072,585 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2016	2015
Sales and revenues:
Sales of Machinery, Energy & Transportation	$8,463	$10,285
Revenues of Financial Products	697	677
Total sales and revenues	9,160	10,962

Operating costs:
Cost of goods sold	6,527	7,872
Selling, general and administrative expenses	992	1,129
Research and development expenses	453	513
Interest expense of Financial Products	147	142
Other operating (income) expenses	560	381
Total operating costs	8,679	10,037

Operating profit	481	925

Interest expense excluding Financial Products	126	127
Other income (expense)	28	(15)

Consolidated profit before taxes	383	783

Provision (benefit) for income taxes	96	218
Profit of consolidated companies	287	565

Equity in profit (loss) of unconsolidated affiliated companies	(4)	(3)

Profit of consolidated and affiliated companies	283	562

Less: Profit (loss) attributable to noncontrolling interests	—	3

Profit [1]	$283	$559

Profit per common share	$0.48	$0.95

Profit per common share – diluted [2]	$0.48	$0.94

Weighted-average common shares outstanding (millions)
– Basic	584.7	588.4
– Diluted [2]	589.6	594.8

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2016	2015

Profit of consolidated and affiliated companies	$283	$562
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2016 - $4; 2015 - $(5)	137	(236)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2016 - $0; 2015 - $(1)	2	1
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2016 - $5; 2015 - $5	(10)	(8)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $16; 2015 - $7	(28)	(12)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $(2); 2015 - $(11)	6	20

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(1); 2015 - $10	5	(15)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $3; 2015 - $9	(6)	(18)

Total other comprehensive income (loss), net of tax	106	(268)
Comprehensive income	389	294
Less: comprehensive income attributable to the noncontrolling interests	—	(2)
Comprehensive income attributable to stockholders	$389	$292

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2016	2015
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,888	$33,829
Revenues of Financial Products	2,075	2,152
Total sales and revenues	28,963	35,981

Operating costs:
Cost of goods sold	20,768	25,306
Selling, general and administrative expenses	3,203	3,696
Research and development expenses	1,429	1,547
Interest expense of Financial Products	447	440
Other operating (income) expenses	1,356	1,032
Total operating costs	27,203	32,021

Operating profit	1,760	3,960

Interest expense excluding Financial Products	385	381
Other income (expense)	112	107

Consolidated profit before taxes	1,487	3,686

Provision (benefit) for income taxes	372	1,074
Profit of consolidated companies	1,115	2,612

Equity in profit (loss) of unconsolidated affiliated companies	(7)	1

Profit of consolidated and affiliated companies	1,108	2,613

Less: Profit (loss) attributable to noncontrolling interests	4	7

Profit [1]	$1,104	$2,606

Profit per common share	$1.89	$4.36

Profit per common share – diluted [2]	$1.88	$4.30

Weighted-average common shares outstanding (millions)
– Basic	583.8	597.9
– Diluted [2]	588.7	605.3

Cash dividends declared per common share	$1.54	$1.47

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2016	2015

Profit of consolidated and affiliated companies	$1,108	$2,613
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2016 - $16; 2015 - $(60)	442	(806)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2016 - $(69); 2015 - $(1)	119	1
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2016 - $16; 2015 - $14	(29)	(26)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $21; 2015 - $9	(37)	(15)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $(8); 2015 - $(40)	16	69

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(9); 2015 - $10	21	(13)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $12; 2015 - $10	(24)	(21)

Total other comprehensive income (loss), net of tax	508	(811)
Comprehensive income	1,616	1,802
Less: comprehensive income attributable to the noncontrolling interests	(4)	2
Comprehensive income attributable to stockholders	$1,612	$1,804

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and short-term investments	$6,113	$6,460
Receivables – trade and other	5,797	6,695
Receivables – finance	8,719	8,991
Prepaid expenses and other current assets	1,892	1,662
Inventories	9,478	9,700
Total current assets	31,999	33,508

Property, plant and equipment – net	15,680	16,090
Long-term receivables – trade and other	1,102	1,170
Long-term receivables – finance	13,835	13,651
Noncurrent deferred and refundable income taxes	2,579	2,489
Intangible assets	2,453	2,821
Goodwill	6,725	6,615
Other assets	2,029	1,998
Total assets	$76,402	$78,342

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$263	$9
Financial Products	6,702	6,958
Accounts payable	4,713	5,023
Accrued expenses	3,022	3,116
Accrued wages, salaries and employee benefits	1,286	1,994
Customer advances	1,161	1,146
Dividends payable	—	448
Other current liabilities	1,620	1,671
Long-term debt due within one year:
Machinery, Energy & Transportation	553	517
Financial Products	5,970	5,360
Total current liabilities	25,290	26,242

Long-term debt due after one year:
Machinery, Energy & Transportation	8,432	8,960
Financial Products	15,190	16,209
Liability for postemployment benefits	8,499	8,843
Other liabilities	3,276	3,203
Total liabilities	60,687	63,457
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/16 and 12/31/15 – 814,894,624) at paid-in amount	5,266	5,238
Treasury stock (9/30/16 – 229,822,039 shares; 12/31/15 – 232,572,734 shares) at cost	(17,544)	(17,640)
Profit employed in the business	29,450	29,246
Accumulated other comprehensive income (loss)	(1,527)	(2,035)
Noncontrolling interests	70	76
Total stockholders’ equity	15,715	14,885
Total liabilities and stockholders’ equity	$76,402	$78,342

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2015
Balance at December 31, 2014	$5,016	$(15,726)	$28,515	$(1,059)	$80	$16,826
Profit of consolidated and affiliated companies	—	—	2,606	—	7	2,613
Foreign currency translation, net of tax	—	—	—	(797)	(9)	(806)
Pension and other postretirement benefits, net of tax	—	—	—	(25)	—	(25)
Derivative financial instruments, net of tax	—	—	—	54	—	54
Available-for-sale securities, net of tax	—	—	—	(34)	—	(34)
Dividends declared	—	—	(885)	—	—	(885)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,843,506	(75)	109	—	—	—	34
Stock-based compensation expense	240	—	—	—	—	240
Net excess tax benefits from stock-based compensation	7	—	—	—	—	7
Common shares repurchased: 25,841,608 [1]	—	(2,025)	—	—	—	(2,025)
Other	2	—	—	—	1	3
Balance at September 30, 2015	$5,190	$(17,642)	$30,236	$(1,861)	$72	$15,995

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit of consolidated and affiliated companies	—	—	1,104	—	4	1,108
Foreign currency translation, net of tax	—	—	—	442	—	442
Pension and other postretirement benefits, net of tax	—	—	—	90	—	90
Derivative financial instruments, net of tax	—	—	—	(21)	—	(21)
Available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Dividends declared	—	—	(900)	—	—	(900)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 2,750,695	(150)	96	—	—	—	(54)
Stock-based compensation expense	187	—	—	—	—	187
Net excess tax benefits from stock-based compensation	(18)	—	—	—	—	(18)
Other	9	—	—	—	—	9
Balance at September 30, 2016	$5,266	$(17,544)	$29,450	$(1,527)	$70	$15,715

[1]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2016	2015
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,108	$2,613
Adjustments for non-cash items:
Depreciation and amortization	2,255	2,272
Other	640	323
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,128	614
Inventories	331	840
Accounts payable	(163)	(893)
Accrued expenses	(153)	(25)
Accrued wages, salaries and employee benefits	(727)	(704)
Customer advances	(24)	(36)
Other assets – net	(141)	96
Other liabilities – net	(291)	(236)
Net cash provided by (used for) operating activities	3,963	4,864

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(807)	(946)
Expenditures for equipment leased to others	(1,393)	(1,251)
Proceeds from disposals of leased assets and property, plant and equipment	572	473
Additions to finance receivables	(6,911)	(7,099)
Collections of finance receivables	6,968	6,849
Proceeds from sale of finance receivables	55	101
Investments and acquisitions (net of cash acquired)	(72)	(140)
Proceeds from sale of businesses and investments (net of cash sold)	—	174
Proceeds from sale of securities	304	238
Investments in securities	(339)	(296)
Other – net	5	(76)
Net cash provided by (used for) investing activities	(1,618)	(1,973)

Cash flow from financing activities:
Dividends paid	(1,348)	(1,309)
Distribution to noncontrolling interests	(8)	(7)
Common stock issued, including treasury shares reissued	(54)	34
Treasury shares purchased	—	(2,025)
Excess tax benefit from stock-based compensation	12	20
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	6	3
Financial Products	4,424	4,079
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(525)	(513)
Financial Products	(5,077)	(6,259)
Short-term borrowings – net (original maturities three months or less)	(111)	1,922
Net cash provided by (used for) financing activities	(2,681)	(4,055)
Effect of exchange rate changes on cash	(11)	(131)
Increase (decrease) in cash and short-term investments	(347)	(1,295)
Cash and short-term investments at beginning of period	6,460	7,341
Cash and short-term investments at end of period	$6,113	$6,046

 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities: In September 2016, $381 million of medium-term notes with varying interest rates and maturity dates were exchanged for $366 million of 1.93% medium-term notes due in 2021 and $15 million of cash. In addition, a debt exchange premium of $33 million was paid and is included in the operating activities section of the Consolidated Statement of Cash Flow.
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2016 and 2015, (c) the consolidated financial position at September 30, 2016 and December 31, 2015, (d) the consolidated changes in stockholders’ equity for the nine months ended September 30, 2016 and 2015 and (e) the consolidated cash flow for the nine months ended September 30, 2016 and 2015.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

The December 31, 2015 financial position data included herein is derived from the audited consolidated financial statements included in the 2015 Form 10-K, which were retrospectively adjusted in the Current Report on Form 8-K filed with the SEC on May 16, 2016, but does not include all disclosures required by U.S. GAAP.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. See Note 1C, Note 2, Note 7 and Note 15 for more information.

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity.

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015
Receivables - trade and other	$48	$19
Receivables - finance	192	466
Long-term receivables - finance	253	62
Other assets	31	35
Guarantees	211	175
Total	$735	$757

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

Following are the changes to financial statement line items as a result of the accounting principle change for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statement of Results of Operations
(Dollars in millions except per share data)
	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$6,527	$6,588	$(61)	$7,872	$7,954	$(82)
Selling, general and administrative expenses	$992	$1,025	$(33)	$1,129	$1,225	$(96)
Research and development expenses	$453	$464	$(11)	$513	$534	$(21)
Other operating (income) expenses	$560	$560	$—	$381	$394	$(13)
Total operating costs	$8,679	$8,784	$(105)	$10,037	$10,249	$(212)
Operating profit	$481	$376	$105	$925	$713	$212
Other income (expense)	$28	$13	$15	$(15)	$(68)	$53
Consolidated profit before taxes	$383	$263	$120	$783	$518	$265
Provision (benefit) for income taxes	$96	$55	$41	$218	$144	$74
Profit of consolidated companies	$287	$208	$79	$565	$374	$191
Profit of consolidated and affiliated companies	$283	$204	$79	$562	$371	$191
Profit	$283	$204	$79	$559	$368	$191
Profit per common share	$0.48	$0.35	$0.13	$0.95	$0.63	$0.32
Profit per common share - diluted	$0.48	$0.35	$0.13	$0.94	$0.62	$0.32

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$20,768	$20,949	$(181)	$25,306	$25,559	$(253)
Selling, general and administrative expenses	$3,203	$3,305	$(102)	$3,696	$3,932	$(236)
Research and development expenses	$1,429	$1,461	$(32)	$1,547	$1,612	$(65)
Other operating (income) expenses	$1,356	$1,356	$—	$1,032	$1,068	$(36)
Total operating costs	$27,203	$27,518	$(315)	$32,021	$32,611	$(590)
Operating profit	$1,760	$1,445	$315	$3,960	$3,370	$590
Other income (expense)	$112	$60	$52	$107	$76	$31
Consolidated profit before taxes	$1,487	$1,120	$367	$3,686	$3,065	$621
Provision (benefit) for income taxes	$372	$252	$120	$1,074	$870	$204
Profit of consolidated companies	$1,115	$868	$247	$2,612	$2,195	$417
Profit of consolidated and affiliated companies	$1,108	$861	$247	$2,613	$2,196	$417
Profit	$1,104	$857	$247	$2,606	$2,189	$417
Profit per common share	$1.89	$1.47	$0.42	$4.36	$3.66	$0.70
Profit per common share - diluted	$1.88	$1.46	$0.42	$4.30	$3.62	$0.68

Consolidated Statement of Comprehensive Income
(Dollars in millions)
	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$283	$204	$79	$562	$371	$191
Foreign currency translation, net of tax	$137	$139	$(2)	$(236)	$(235)	$(1)
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$(2)	$2	$—	$44	$(44)
Amortization of actuarial (gain) loss, net of tax	$—	$79	$(79)	$—	$108	$(108)
Total other comprehensive income (loss), net of tax	$106	$185	$(79)	$(268)	$(115)	$(153)
Comprehensive income	$389	$389	$—	$294	$256	$38
Comprehensive income attributable to stockholders	$389	$389	$—	$292	$254	$38

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$1,108	$861	$247	$2,613	$2,196	$417
Foreign currency translation, net of tax	$442	$447	$(5)	$(806)	$(810)	$4
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$(5)	$5	$—	$68	$(68)
Amortization of actuarial (gain) loss, net of tax	$—	$237	$(237)	$—	$326	$(326)
Total other comprehensive income (loss), net of tax	$508	$745	$(237)	$(811)	$(421)	$(390)
Comprehensive income	$1,616	$1,606	$10	$1,802	$1,775	$27
Comprehensive income attributable to stockholders	$1,612	$1,602	$10	$1,804	$1,777	$27

Consolidated Statement of Financial Position
(Dollars in millions)
	September 30, 2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Noncurrent deferred and refundable income taxes	$2,579	$2,590	$(11)
Liability for postemployment benefits	$8,499	$8,520	$(21)
Profit employed in the business	$29,450	$34,165	$(4,715)
Accumulated other comprehensive income (loss)	$(1,527)	$(6,252)	$4,725

	December 31, 2015
	Recast	Previously Reported	Effect of Accounting Change
Profit employed in the business	$29,246	$34,208	$(4,962)
Accumulated other comprehensive income (loss)	$(2,035)	$(6,997)	$4,962

Consolidated Statement of Changes in Stockholders' Equity
(Dollars in millions)
	Nine Months Ended September 30, 2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Profit of consolidated and affiliated companies	$1,108	$861	$247
Foreign currency translation, net of tax	$442	$447	$(5)
Pension and other postretirement benefits, net of tax	$90	$322	$(232)
Balance at September 30, 2016	$15,715	$15,705	$10

	Nine Months Ended September 30, 2015
	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$2,613	$2,196	$417
Foreign currency translation, net of tax	$(806)	$(810)	$4
Pension and other postretirement benefits, net of tax	$(25)	$369	$(394)
Balance at September 30, 2015	$15,995	$15,968	$27

Consolidated Statement of Cash Flow
(Millions of dollars)
	Nine Months Ended September 30, 2016
Cash flow from operating activities:	As Reported	Previous Accounting Method	Effect of Accounting Change
Profit of consolidated and affiliated companies	$1,108	$861	$247
Adjustments for non-cash items: Other	$640	$692	$(52)
Other assets – net	$(141)	$(261)	$120
Other liabilities – net	$(291)	$24	$(315)

	Nine Months Ended September 30, 2015
Cash flow from operating activities:	Recast	Previously Reported	Effect of Accounting Change
Profit of consolidated and affiliated companies	$2,613	$2,196	$417
Adjustments for non-cash items: Other	$323	$354	$(31)
Other assets – net	$96	$(108)	$204
Other liabilities – net	$(236)	$354	$(590)

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

Balance sheet classification of deferred taxes – In November 2015, the FASB issued accounting guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Statement of Financial Position. Previous guidance requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. We had the option to apply the new guidance prospectively or retrospectively. The new guidance is effective January 1, 2017, with early adoption permitted. We adopted the new guidance effective January 1, 2016 and applied it retrospectively. The adoption resulted in the reclassification of current deferred tax assets and liabilities to noncurrent assets and liabilities on the Consolidated Statement of Financial Position. For the year ended December 31, 2015, Deferred and refundable income taxes were reduced by $910 million (the remaining balance of $616 million was reclassified to Prepaid expenses and other current assets), Noncurrent deferred and refundable income taxes were increased by $835 million, Other current liabilities were reduced by $59 million and Other liabilities were reduced by $16 million.

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Consolidated Statement of Financial Position as of the beginning of the year of adoption. The impact on our financial statements at the time of adoption will primarily be based on changes in the fair value of our available-for-sale equity securities subsequent to January 1, 2018, which will be recorded through earnings.

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019 with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. We are in the process of evaluating the effect of the new guidance on our financial statements.

Stock-based compensation – In March 2016, the FASB issued accounting guidance to simplify several aspects of the accounting for share-based payments. The new guidance changes how reporting entities account for certain aspects of share-based payments, including the accounting for income taxes and the classification of the tax impact on the Consolidated Statement of Cash Flow. Under the new guidance all excess tax benefits and deficiencies during the period are to be recognized in income (rather than equity) on a prospective basis. The guidance removes the requirement to delay recognition of excess tax benefits until it reduces income taxes currently payable. This change is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. In addition, Cash flows related to excess tax benefits will be included in Cash provided by operating activities and will no longer be separately classified as a financing activity. We plan to adopt this change retrospectively. The new guidance is effective January 1, 2017 with early adoption permitted. We plan to adopt the new guidance effective January 1, 2017, and we do not expect the adoption to have a material impact on our financial statements.

Measurement of credit losses on financial instruments – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. We are in the process of evaluating the effect of the new guidance on our financial statements.

Classification for certain cash receipts and cash payments – In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance is effective January 1, 2018 with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Tax accounting for intra-entity asset transfers – In October 2016, the FASB issued accounting guidance that will require the tax effects of intra-entity asset transfers to be recognized in the period when the transfer occurs. Under current guidance, the tax effects of intra-entity sales of assets are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance does not apply to intra-entity transfers of inventory. The guidance is effective January 1, 2018 with early adoption permitted and is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the effect of the new guidance on our financial statements.

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

We recognized pretax stock-based compensation expense in the amount of $41 million and $187 million for the three and nine months ended September 30, 2016, respectively and $48 million and $240 million for the three and nine months ended September 30, 2015, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	4,243,272	$20.64	$74.77	7,939,497	$23.61	$83.34
RSUs	1,085,505	$68.04	$74.77	1,690,661	$77.55	$83.02
PRSUs	614,347	$64.71	$74.77	132,068	$77.47	$82.90

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2016 and 2015, respectively:

	Grant Year
	2016	2015
Weighted-average dividend yield	3.23%	2.27%
Weighted-average volatility	31.1%	28.4%
Range of volatilities	22.5-33.4%	19.9-35.9%
Range of risk-free interest rates	0.62-1.73%	0.22-2.08%
Weighted-average expected lives	8 years	8 years

As of September 30, 2016, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $213 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

4.                                     Derivative financial instruments and risk management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts and commodity forward and option contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of September 30, 2016, the maximum term of these outstanding contracts was approximately 51 months.

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

As of September 30, 2016, $19 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions, and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities, and exchange rate risk associated with future transactions denominated in foreign currencies. Our foreign currency forward, option and cross currency contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed rate assets and liabilities.

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt. Our practice is to use interest rate contracts to manage our exposure to interest rate changes.

Our Machinery, Energy & Transportation operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate contracts and forward rate agreements to meet that objective. We designate fixed-to-floating interest rate contracts as fair value hedges at inception of the contract, and we designate certain forward rate agreements as cash flow hedges at inception of the contract.

As of September 30, 2016, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Machinery, Energy & Transportation forward rate agreements, are expected to be reclassified to current earnings (Interest expense excluding Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed and floating-to-floating interest rate contracts to meet the match-funding objective.  We designate fixed-to-floating interest rate contracts as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate.  We designate most floating-to-fixed interest rate contracts as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate.

As of September 30, 2016, less than $1 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate contracts, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts at both Machinery, Energy & Transportation and Financial Products.  The gains or losses associated with these contracts at the time of liquidation are amortized into earnings over the original term of the previously designated hedged item.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2016	December 31, 2015
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$24	$12
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(55)	(25)
Machinery, Energy & Transportation	Other liabilities	(18)	—
Financial Products	Long-term receivables – trade and other	4	—
Financial Products	Accrued expenses	(15)	—
Interest rate contracts
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	5	51
Financial Products	Accrued expenses	(2)	(4)
		$(56)	$35
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$3	$2
Machinery, Energy & Transportation	Accrued expenses	(7)	(9)
Financial Products	Receivables – trade and other	2	3
Financial Products	Long-term receivables – trade and other	28	36
Financial Products	Accrued expenses	(5)	(6)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	6	—
Machinery, Energy & Transportation	Accrued expenses	—	(12)
		$27	$14

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015

Machinery, Energy & Transportation	$2,200	$2,040
Financial Products	$2,909	$3,539

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(11)	$11	$3	$(3)
		$(11)	$11	$3	$(3)

		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(11)	$10	$(11)	$10
		$(11)	$10	$(11)	$10

Cash Flow Hedges
	Three Months Ended September 30, 2016
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(29)	Other income (expense)	$4	$—
Financial Products	(17)	Other income (expense)	(10)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	2	Interest expense of Financial Products	—	—
	$(44)		$(8)	$—

	Three Months Ended September 30, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(18)	Other income (expense)	$(29)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(1)	—
	$(19)		$(31)	$—

	Nine Months Ended September 30, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(35)	Other income (expense)	$—	$—
Financial Products	(23)	Other income (expense)	(16)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(5)	—
Financial Products	—	Interest expense of Financial Products	(3)	—
	$(58)		$(24)	$—

	Nine Months Ended September 30, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(25)	Other income (expense)	$(101)	$—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(4)	—
Financial Products	1	Interest expense of Financial Products	(4)	—
	$(24)		$(109)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$2	$7
Financial Products	Other income (expense)	(5)	6
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	3	(8)
		$—	$5

	Classification of Gains (Losses)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$24	$(22)
Financial Products	Other income (expense)	(33)	(18)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	9	(15)
		$—	$(55)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2016 and December 31, 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$34	$—	$34	$(33)	$—	$1
Financial Products	39	—	39	(3)	—	36
Total	$73	$—	$73	$(36)	$—	$37

September 30, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(80)	$—	$(80)	$33	$—	$(47)
Financial Products	(22)	—	(22)	3	—	(19)
Total	$(102)	$—	$(102)	$36	$—	$(66)

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$14	$—	$14	$(14)	$—	$—
Financial Products	91	—	91	(5)	—	86
Total	$105	$—	$105	$(19)	$—	$86

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(46)	$—	$(46)	$14	$—	$(32)
Financial Products	(10)	—	(10)	5	—	(5)
Total	$(56)	$—	$(56)	$19	$—	$(37)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2016	December 31, 2015
Raw materials	$2,359	$2,467
Work-in-process	2,015	1,857
Finished goods	4,866	5,122
Supplies	238	254
Total inventories	$9,478	$9,700

6.                                     Investments in unconsolidated affiliated companies

Investments in unconsolidated affiliated companies, included in Other assets in the Consolidated Statement of Financial Position, were as follows:

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)	September 30, 2016	December 31, 2015
Investments in equity method companies	$192	$203
Plus: Investments in cost method companies	55	43
Total investments in unconsolidated affiliated companies	$247	$246

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

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2016
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,424	$(915)	$1,509
Intellectual property	11	1,515	(681)	834
Other	14	184	(74)	110
Total finite-lived intangible assets	14	$4,123	$(1,670)	$2,453

		December 31, 2015
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(809)	$1,680
Intellectual property	11	1,660	(626)	1,034
Other	12	174	(67)	107
Total finite-lived intangible assets	14	$4,323	$(1,502)	$2,821

Gross customer relationship intangibles of $96 million and related accumulated amortization of $27 million as well as gross intellectual property intangibles of $111 million and related accumulated amortization of $48 million from the Resource Industries segment were impaired during the three months ended September 30, 2016. The fair value of these intangibles was determined to be insignificant based on an income approach using expected cash flows. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The total impairment of $132 million was a result of restructuring activities and is included in Other operating (income) expense in Statement 1. See Note 18 for information on restructuring costs.

Amortization expense for the three and nine months ended September 30, 2016 was $82 million and $246 million, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $81 million and $255 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
Remaining Three Months of 2016	2017	2018	2019	2020	Thereafter
$79	$316	$308	$306	$295	$1,149

B.  Goodwill

No goodwill was impaired during the three and nine months ended September 30, 2016 or 2015.

As discussed in Note 15, effective January 1, 2016, we revised our reportable segments in line with the changes to our organization structure. As a result of these changes, $118 million of goodwill was reassigned to Energy & Transportation from All Other segments.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016 were as follows:

(Millions of dollars)	December 31, 2015	Acquisitions	Other Adjustments [1]	September 30, 2016
Construction Industries
Goodwill	$285	$—	$30	$315
Impairments	(22)	—	—	(22)
Net goodwill	263	—	30	293
Resource Industries
Goodwill	4,145	—	36	4,181
Impairments	(580)	—	—	(580)
Net goodwill	3,565	—	36	3,601
Energy & Transportation
Goodwill	2,738	26	8	2,772
All Other [2]
Goodwill	49	—	10	59
Consolidated total
Goodwill	7,217	26	84	7,327
Impairments	(602)	—	—	(602)
Net goodwill	$6,615	$26	$84	$6,725

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

The cost basis and fair value of debt and equity securities were as follows:

	September 30, 2016			December 31, 2015
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$9	$—	$9
Other U.S. and non-U.S. government bonds	67	1	68	71	1	72

Corporate bonds
Corporate bonds	697	13	710	701	7	708
Asset-backed securities	134	1	135	129	—	129

Mortgage-backed debt securities
U.S. governmental agency	282	4	286	291	1	292
Residential	10	—	10	12	—	12
Commercial	62	1	63	59	2	61

Equity securities
Large capitalization value	279	20	299	243	30	273
Real estate investment trust (REIT)	70	2	72	25	—	25
Smaller company growth	47	10	57	37	17	54
Total	$1,658	$52	$1,710	$1,577	$58	$1,635

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2016
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$16	$1	$16	$1
Equity securities
Large capitalization value	85	6	9	1	94	7
Small company growth	13	3	—	—	13	3
Total	$98	$9	$25	$2	$123	$11

	December 31, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$242	$3	$27	$1	$269	$4
Asset-backed securities	84	1	10	1	94	2
Mortgage-backed debt securities
U.S. governmental agency	135	1	57	1	192	2
Equity securities
Large capitalization value	97	8	2	—	99	8
Smaller company growth	14	1	—	—	14	1
Total	$572	$14	$96	$3	$668	$17

1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2016.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2016.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2016
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$209	$210
Due after one year through five years	622	634
Due after five years through ten years	50	52
Due after ten years	27	27
U.S. governmental agency mortgage-backed securities	282	286
Residential mortgage-backed securities	10	10
Commercial mortgage-backed securities	62	63
Total debt securities – available-for-sale	$1,262	$1,282

Sales of Securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2016	2015	2016	2015
Proceeds from the sale of available-for-sale securities	$109	$110	$304	$238
Gross gains from the sale of available-for-sale securities	$10	$32	$43	$38
Gross losses from the sale of available-for-sale securities	$1	$1	$3	$2

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our year-end pension and other postretirement liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016. The discount rates used to measure the 2016 service and interest cost components of net periodic benefit cost are provided in the table below. Under the previous method the discount rate used for these components of cost would have been 4.2 percent for U.S. pensions, 3.2 percent for non-U.S. pensions and 4.1 percent for other postretirement benefits (OPEB). Compared to the method used in 2015, this change lowered pension and OPEB expense by $45 million and $135 million and increased profit per share by $0.05 and $0.15 for the three and nine months ended September 30, 2016, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30		September 30		September 30
	2016	2015	2016	2015	2016	2015
For the three months ended:
Components of net periodic benefit cost:
Service cost	$30	$45	$22	$28	$20	$26
Interest cost	129	151	30	37	33	46
Expected return on plan assets	(190)	(224)	(59)	(70)	(11)	(15)
Amortization of prior service cost (credit) [1]	—	1	—	—	(15)	(14)
Actuarial loss (gain)	—	—	—	(18)	—	(9)
Net periodic benefit cost (benefit)	(31)	(27)	(7)	(23)	27	34
Curtailments and termination benefits [2]	—	—	1	(2)	—	(5)
Total cost (benefit) included in operating profit	$(31)	$(27)	$(6)	$(25)	$27	$29

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$89	$136	$68	$85	$61	$76
Interest cost	388	454	90	112	98	138
Expected return on plan assets	(568)	(672)	(176)	(207)	(33)	(43)
Amortization of prior service cost (credit) [1]	—	1	—	—	(45)	(41)
Actuarial loss (gain)	—	(8)	—	(18)	—	(9)
Net periodic benefit cost (benefit)	(91)	(89)	(18)	(28)	81	121
Curtailments and termination benefits [2]	—	(19)	1	(2)	(2)	(5)
Total cost (benefit) included in operating profit	$(91)	$(108)	$(17)	$(30)	$79	$116

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.5%	3.8%	2.9%	3.3%	4.4%	3.9%
Discount rate used to measure interest cost	3.4%	3.8%	2.8%	3.3%	3.3%	3.9%
Expected rate of return on plan assets	6.9%	7.4%	6.1%	6.8%	7.5%	7.8%
Rate of compensation increase	4.0%	4.0%	3.5%	4.0%	4.0%	4.0%

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

We made $71 million and $270 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2016, respectively. We currently anticipate full-year 2016 contributions of approximately $350 million. We made $65 million and $263 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2015, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2016	2015	2016	2015
U.S. Plans	$83	$31	$235	$188
Non-U.S. Plans	16	19	51	58
	$99	$50	$286	$246

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both September 30, 2016 and December 31, 2015, the related liability was $12 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015
Caterpillar dealer performance guarantees	$217	$216
Customer loan guarantees	51	47
Supplier consortium performance guarantee	295	286
Third party logistics business lease guarantees	92	107
Other guarantees	38	25
Total guarantees	$693	$681

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2016 and December 31, 2015, the SPC’s assets of $1,152 million and $1,211 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $1,151 million and $1,210 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2016
Warranty liability, January 1	$1,354
Reduction in liability (payments)	(676)
Increase in liability (new warranties)	628
Warranty liability, September 30	$1,306

(Millions of dollars)	2015
Warranty liability, January 1	$1,426
Reduction in liability (payments)	(874)
Increase in liability (new warranties)	802
Warranty liability, December 31	$1,354

11.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2016	2015	2016	2015
Profit for the period (A) [1]	$283	$559	$1,104	$2,606
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	584.7	588.4	583.8	597.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.9	6.4	4.9	7.4
Average common shares outstanding for fully diluted computation (C) [2]	589.6	594.8	588.7	605.3
Profit per share of common stock:
Assuming no dilution (A/B)	$0.48	$0.95	$1.89	$4.36
Assuming full dilution (A/C) [2]	$0.48	$0.94	$1.88	$4.30
Shares outstanding as of September 30 (in millions)			585.1	582.2

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 21,874,118 and 26,088,324 common shares were outstanding for the three and nine months ended September 30, 2016, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, there were outstanding SARs and stock options to purchase 22,281,448 common shares which were anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. In July 2015, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (July 2015 ASR Agreement), which was completed in September 2015. Pursuant to the terms of the July 2015 ASR Agreement, a total of approximately 19.6 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.5 billion. For the nine months ended September 30, 2015, a total of 25.8 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $2.0 billion. We did not purchase any Caterpillar common stock during the nine months ended September 30, 2016. As of September 30, 2016, approximately $4.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(1,648)	$29	$(49)	$35	$(1,633)
Other comprehensive income (loss) before reclassifications	124	2	(28)	5	103
Amounts reclassified from accumulated other comprehensive (income) loss	13	(10)	6	(6)	3
Other comprehensive income (loss)	137	(8)	(22)	(1)	106
Balance at September 30, 2016	$(1,511)	$21	$(71)	$34	$(1,527)

Three Months Ended September 30, 2015
Balance at June 30, 2015	$(1,554)	$(49)	$(73)	$82	$(1,594)
Other comprehensive income (loss) before reclassifications	(235)	1	(12)	(15)	(261)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(8)	20	(18)	(6)
Other comprehensive income (loss)	(235)	(7)	8	(33)	(267)
Balance at September 30, 2015	$(1,789)	$(56)	$(65)	$49	$(1,861)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	429	119	(37)	21	532
Amounts reclassified from accumulated other comprehensive (income) loss	13	(29)	16	(24)	(24)
Other comprehensive income (loss)	442	90	(21)	(3)	508
Balance at September 30, 2016	$(1,511)	$21	$(71)	$34	$(1,527)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(992)	$(31)	$(119)	$83	$(1,059)
Other comprehensive income (loss) before reclassifications	(797)	1	(15)	(13)	(824)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(26)	69	(21)	22
Other comprehensive income (loss)	(797)	(25)	54	(34)	(802)
Balance at September 30, 2015	$(1,789)	$(56)	$(65)	$49	$(1,861)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2016	2015

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(13)	$—
Tax (provision) benefit		—	—
Reclassifications net of tax		$(13)	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$15	$13
Tax (provision) benefit		(5)	(5)
Reclassifications net of tax		$10	$8

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(6)	$(29)
Interest rate contracts	Interest expense excluding Financial Products	(2)	(1)
Interest rate contracts	Interest expense of Financial Products	—	(1)
Reclassifications before tax		(8)	(31)
Tax (provision) benefit		2	11
Reclassifications net of tax		$(6)	$(20)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$9	$27
Tax (provision) benefit		(3)	(9)
Reclassifications net of tax		$6	$18

Total reclassifications from Accumulated other comprehensive income (loss)		$(3)	$6
1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Nine Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2016	2015

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(13)	$—
Tax (provision) benefit		—	—
Reclassifications net of tax		$(13)	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$45	$40
Tax (provision) benefit		(16)	(14)
Reclassifications net of tax		$29	$26

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(16)	$(101)
Interest rate contracts	Interest expense excluding Financial Products	(5)	(4)
Interest rate contracts	Interest expense of Financial Products	(3)	(4)
Reclassifications before tax		(24)	(109)
Tax (provision) benefit		8	40
Reclassifications net of tax		$(16)	$(69)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$36	$31
Tax (provision) benefit		(12)	(10)
Reclassifications net of tax		$24	$21

Total reclassifications from Accumulated other comprehensive income (loss)		$24	$(22)

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

14.                              Income taxes

The provision for income taxes for the first nine months of 2016 reflects an estimated annual tax rate of 25 percent compared to 28 percent for the first nine months of 2015 and 25.5 percent for the full-year 2015, excluding a $42 million discrete tax charge recorded in the third quarter of 2015. The full-year rate for 2015 of 25.5 percent was lower than the third-quarter 2015 rate of 28 percent, primarily due to the permanent renewal of the U.S. research and development tax credit along with changes in the geographic mix of profits from a tax perspective in the fourth quarter.

Due to recent losses in the U.S. and the weight given to this negative objective evidence under the accounting rules, it is reasonably possible that up to approximately $230 million of U.S. state deferred tax assets as of September 30, 2016 will require additional valuation allowances in the next twelve months to reduce deferred tax assets to the amount more likely than not to be realized. Any non-cash adjustment to the valuation allowance for U.S. state deferred tax assets will be recorded in the provision for income taxes, net of a federal deferred tax adjustment at 35 percent.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support of turbines and turbine-related services, reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Cat engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 44 to 50 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation costs, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, equipment relocation, inventory write-downs and sales discounts and payments to dealers and customers related to discontinued products. A table, Reconciliation of Restructuring costs on page 47, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended September 30
(Millions of dollars)
	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$3,554	$27	$3,581	$117	$326	$5,521	$46
Resource Industries	1,377	69	1,446	150	(77)	8,017	68
Energy & Transportation	3,534	629	4,163	170	572	8,118	97
Machinery, Energy & Transportation	$8,465	$725	$9,190	$437	$821	$21,656	$211
Financial Products Segment	749	—	749	215	183	36,330	357
Total	$9,214	$725	$9,939	$652	$1,004	$57,986	$568

	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,075	$17	$4,092	$139	$354	$6,176	$62
Resource Industries	1,842	88	1,930	144	(42)	8,931	73
Energy & Transportation	4,352	702	5,054	172	683	8,769	179
Machinery, Energy & Transportation	$10,269	$807	$11,076	$455	$995	$23,876	$314
Financial Products Segment	752	—	752	210	207	35,729	359
Total	$11,021	$807	$11,828	$665	$1,202	$59,605	$673

Reportable Segments
Nine Months Ended September 30
(Millions of dollars)
	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$12,023	$47	$12,070	$346	$1,316	$5,521	$114
Resource Industries	4,283	197	4,480	458	(336)	8,017	162
Energy & Transportation	10,562	1,919	12,481	505	1,584	8,118	340
Machinery, Energy & Transportation	$26,868	$2,163	$29,031	$1,309	$2,564	$21,656	$616
Financial Products Segment	2,251	—	2,251	633	553	36,330	1,266
Total	$29,119	$2,163	$31,282	$1,942	$3,117	$57,986	$1,882

	2015
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$13,892	$66	$13,958	$419	$1,687	$6,176	$156
Resource Industries	5,861	250	6,111	441	81	8,931	152
Energy & Transportation	13,975	2,262	16,237	510	2,649	8,769	565
Machinery, Energy & Transportation	$33,728	$2,578	$36,306	$1,370	$4,417	$23,876	$873
Financial Products Segment	2,332	—	2,332	638	618	35,729	995
Total	$36,060	$2,578	$38,638	$2,008	$5,035	$59,605	$1,868

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2016
Total external sales and revenues from reportable segments	$8,465	$749	$—		$9,214
All Other operating segments	28	—	—		28
Other	(30)	19	(71)	[1]	(82)
Total sales and revenues	$8,463	$768	$(71)		$9,160

Three Months Ended September 30, 2015
Total external sales and revenues from reportable segments	$10,269	$752	$—		$11,021
All Other operating segments	39	—	—		39
Other	(23)	20	(95)	[1]	(98)
Total sales and revenues	$10,285	$772	$(95)		$10,962
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2016
Total external sales and revenues from reportable segments	$26,868	$2,251	$—		$29,119
All Other operating segments	107	—	—		107
Other	(87)	54	(230)	[1]	(263)
Total sales and revenues	$26,888	$2,305	$(230)		$28,963

Nine Months Ended September 30, 2015
Total external sales and revenues from reportable segments	$33,728	$2,332	$—		$36,060
All Other operating segments	166	—	—		166
Other	(65)	58	(238)	[1]	(245)
Total sales and revenues	$33,829	$2,390	$(238)		$35,981
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2016
Total profit from reportable segments	$821	$183	$1,004
All Other operating segments	(22)	—	(22)
Cost centers	29	—	29
Corporate costs	(121)	—	(121)
Timing	12	—	12
Restructuring costs	(323)	(1)	(324)
Methodology differences:
Inventory/cost of sales	19	—	19
Postretirement benefit expense	37	—	37
Stock-based compensation expense	(40)	(1)	(41)
Financing costs	(129)	—	(129)
Currency	(10)	—	(10)
Other income/expense methodology differences	(60)	—	(60)
Other methodology differences	(11)	—	(11)
Total consolidated profit before taxes	$202	$181	$383

Three Months Ended September 30, 2015
Total profit from reportable segments	$995	$207	$1,202
All Other operating segments	(11)	—	(11)
Cost centers	23	—	23
Corporate costs	(136)	—	(136)
Timing	37	—	37
Restructuring costs	(98)	—	(98)
Methodology differences:			—
Inventory/cost of sales	(22)	—	(22)
Postretirement benefit expense	131	—	131
Stock-based compensation expense	(46)	(2)	(48)
Financing costs	(128)	—	(128)
Currency	(104)	—	(104)
Other income/expense methodology differences	(51)	—	(51)
Other methodology differences	(13)	1	(12)
Total consolidated profit before taxes	$577	$206	$783

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2016
Total profit from reportable segments	$2,564	$553	$3,117
All Other operating segments	(43)	—	(43)
Cost centers	68	—	68
Corporate costs	(429)	—	(429)
Timing	53	—	53
Restructuring costs	(619)	(5)	(624)
Methodology differences:
Inventory/cost of sales	—	—	—
Postretirement benefit expense	148	—	148
Stock-based compensation expense	(180)	(7)	(187)
Financing costs	(396)	—	(396)
Currency	(22)	—	(22)
Other income/expense methodology differences	(170)	—	(170)
Other methodology differences	(34)	6	(28)
Total consolidated profit before taxes	$940	$547	$1,487

Nine Months Ended September 30, 2015
Total profit from reportable segments	$4,417	$618	$5,035
All Other operating segments	(36)	—	(36)
Cost centers	31	—	31
Corporate costs	(451)	—	(451)
Timing	15	—	15
Restructuring costs	(219)	—	(219)
Methodology differences:
Inventory/cost of sales	(30)	—	(30)
Postretirement benefit expense	282	—	282
Stock-based compensation expense	(230)	(10)	(240)
Financing costs	(394)	—	(394)
Currency	(226)	—	(226)
Other income/expense methodology differences	(48)	—	(48)
Other methodology differences	(45)	12	(33)
Total consolidated profit before taxes	$3,066	$620	$3,686

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended September 30, 2016
Construction Industries	$326	$(9)	$317
Resource Industries	(77)	(254)	(331)
Energy & Transportation	572	(39)	533
Financial Products Segment	183	(1)	182
All Other operating segments	(22)	(15)	(37)
Total	$982	$(318)	$664

Three Months Ended September 30, 2015
Construction Industries	$354	$(28)	$326
Resource Industries	(42)	(39)	(81)
Energy & Transportation	683	(10)	673
Financial Products Segment	207	—	207
All Other operating segments	(11)	(9)	(20)
Total	$1,191	$(86)	$1,105

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Nine Months Ended September 30, 2016
Construction Industries	$1,316	$(34)	$1,282
Resource Industries	(336)	(348)	(684)
Energy & Transportation	1,584	(194)	1,390
Financial Products Segment	553	(5)	548
All Other operating segments	(43)	(29)	(72)
Total	$3,074	$(610)	$2,464

Nine Months Ended September 30, 2015
Construction Industries	$1,687	$(83)	$1,604
Resource Industries	81	(83)	(2)
Energy & Transportation	2,649	(24)	2,625
Financial Products Segment	618	—	618
All Other operating segments	(36)	(12)	(48)
Total	$4,999	$(202)	$4,797

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2016
Total assets from reportable segments	$21,656	$36,330	$—	$57,986
All Other operating segments	1,368	—	—	1,368
Items not included in segment assets:
Cash and short-term investments	4,894	—	—	4,894
Intercompany receivables	1,877	—	(1,877)	—
Investment in Financial Products	4,367	—	(4,367)	—
Deferred income taxes	3,311	—	(821)	2,490
Goodwill and intangible assets	4,055	—	—	4,055
Property, plant and equipment – net and other assets	2,138	—	—	2,138
Operating lease methodology difference	(187)	—	—	(187)
Inventory methodology differences	(2,243)	—	—	(2,243)
Intercompany loan included in Financial Products' assets	—	—	(1,000)	(1,000)
Liabilities included in segment assets	7,394	—	—	7,394
Other	(380)	(50)	(63)	(493)
Total assets	$48,250	$36,280	$(8,128)	$76,402

December 31, 2015
Total assets from reportable segments	$23,876	$35,729	$—	$59,605
All Other operating segments	1,405	—	—	1,405
Items not included in segment assets:
Cash and short-term investments	5,340	—	—	5,340
Intercompany receivables	1,087	—	(1,087)	—
Investment in Financial Products	3,888	—	(3,888)	—
Deferred income taxes	3,208	—	(793)	2,415
Goodwill and intangible assets	3,571	—	—	3,571
Property, plant and equipment – net and other assets	1,585	—	—	1,585
Operating lease methodology difference	(213)	—	—	(213)
Inventory methodology differences	(2,646)	—	—	(2,646)
Liabilities included in segment assets	8,017	—	—	8,017
Other	(567)	(93)	(77)	(737)
Total assets	$48,551	$35,636	$(5,845)	$78,342

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2016
Total depreciation and amortization from reportable segments	$437	$215	$652
Items not included in segment depreciation and amortization:
All Other operating segments	53	—	53
Cost centers	39	—	39
Other	6	11	17
Total depreciation and amortization	$535	$226	$761

Three Months Ended September 30, 2015
Total depreciation and amortization from reportable segments	$455	$210	$665
Items not included in segment depreciation and amortization:
All Other operating segments	51	—	51
Cost centers	39	—	39
Other	(7)	10	3
Total depreciation and amortization	$538	$220	$758

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2016
Total depreciation and amortization from reportable segments	$1,309	$633	$1,942
Items not included in segment depreciation and amortization:
All Other operating segments	158	—	158
Cost centers	117	—	117
Other	7	31	38
Total depreciation and amortization	$1,591	$664	$2,255

Nine Months Ended September 30, 2015
Total depreciation and amortization from reportable segments	$1,370	$638	$2,008
Items not included in segment depreciation and amortization:
All Other operating segments	151	—	151
Cost centers	114	—	114
Other	(27)	26	(1)
Total depreciation and amortization	$1,608	$664	$2,272

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2016
Total capital expenditures from reportable segments	$211	$357	$—	$568
Items not included in segment capital expenditures:
All Other operating segments	35	—	—	35
Cost centers	20	—	—	20
Timing	4	—	—	4
Other	(30)	22	(24)	(32)
Total capital expenditures	$240	$379	$(24)	$595

Three Months Ended September 30, 2015
Total capital expenditures from reportable segments	$314	$359	$—	$673
Items not included in segment capital expenditures:
All Other operating segments	33	—	—	33
Cost centers	52	—	—	52
Timing	(35)	—	—	(35)
Other	(28)	35	(4)	3
Total capital expenditures	$336	$394	$(4)	$726

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2016
Total capital expenditures from reportable segments	$616	$1,266	$—	$1,882
Items not included in segment capital expenditures:
All Other operating segments	102	—	—	102
Cost centers	48	—	—	48
Timing	221	—	—	221
Other	(129)	117	(41)	(53)
Total capital expenditures	$858	$1,383	$(41)	$2,200

Nine Months Ended September 30, 2015
Total capital expenditures from reportable segments	$873	$995	$—	$1,868
Items not included in segment capital expenditures:
All Other operating segments	86	—	—	86
Cost centers	98	—	—	98
Timing	199	—	—	199
Other	(161)	130	(23)	(54)
Total capital expenditures	$1,095	$1,125	$(23)	$2,197

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

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America - Includes finance receivables originated in the United States or Canada.

•	Europe - Includes finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia Pacific - Includes finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining - Includes finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Includes finance receivables originated in Central and South American countries.

•
Caterpillar Power Finance - Includes finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2016
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$327	$9	$336
Receivables written off	(118)	—	(118)
Recoveries on receivables previously written off	25	—	25
Provision for credit losses	93	2	95
Other	6	—	6
Balance at end of period	$333	$11	$344

Individually evaluated for impairment	$85	$—	$85
Collectively evaluated for impairment	248	11	259
Ending Balance	$333	$11	$344

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$819	$—	$819
Collectively evaluated for impairment	18,522	3,534	22,056
Ending Balance	$19,341	$3,534	$22,875

(Millions of dollars)	December 31, 2015
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$388	$10	$398
Receivables written off	(196)	—	(196)
Recoveries on receivables previously written off	41	—	41
Provision for credit losses	119	(1)	118
Other	(25)	—	(25)
Balance at end of year	$327	$9	$336

Individually evaluated for impairment	$65	$—	$65
Collectively evaluated for impairment	262	9	271
Ending Balance	$327	$9	$336

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$601
Collectively evaluated for impairment	18,788	3,570	22,358
Ending Balance	$19,389	$3,570	$22,959

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

	September 30, 2016
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$66	$18	$72	$156	$7,903	$8,059	$10
Europe	21	16	83	120	2,424	2,544	47
Asia Pacific	28	10	20	58	1,506	1,564	4
Mining	4	1	63	68	1,802	1,870	—
Latin America	57	39	222	318	1,866	2,184	—
Caterpillar Power Finance	1	5	72	78	3,042	3,120	12
Dealer
North America	—	—	—	—	2,069	2,069	—
Europe	—	—	—	—	127	127	—
Asia Pacific	—	—	—	—	599	599	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	733	733	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$177	$89	$532	$798	$22,077	$22,875	$73

	December 31, 2015
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$7,850	$7,937	$4
Europe	18	7	44	69	2,358	2,427	9
Asia Pacific	21	12	21	54	1,647	1,701	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	2,209	2,209	—
Europe	—	—	—	—	149	149	—
Asia Pacific	—	—	—	—	552	552	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	653	653	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$135	$64	$397	$596	$22,363	$22,959	$22

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of September 30, 2016 or December 31, 2015, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	September 30, 2016			December 31, 2015
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$21	$21	$—	$12	$12	$—
Europe	49	48	—	41	41	—
Asia Pacific	2	2	—	1	1	—
Mining	119	118	—	84	84	—
Latin America	73	73	—	28	28	—
Caterpillar Power Finance	290	289	—	242	241	—
Total	$554	$551	$—	$408	$407	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$50	$48	$19	$14	$13	$4
Europe	9	9	5	11	10	5
Asia Pacific	33	33	5	34	34	4
Mining	38	38	6	11	11	3
Latin America	91	103	33	53	53	21
Caterpillar Power Finance	44	44	17	70	70	28
Total	$265	$275	$85	$193	$191	$65

Total Impaired Finance Receivables
North America	$71	$69	$19	$26	$25	$4
Europe	58	57	5	52	51	5
Asia Pacific	35	35	5	35	35	4
Mining	157	156	6	95	95	3
Latin America	164	176	33	81	81	21
Caterpillar Power Finance	334	333	17	312	311	28
Total	$819	$826	$85	$601	$598	$65

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$24	$—	$10	$1
Europe	49	1	43	—
Asia Pacific	1	—	1	—
Mining	90	2	63	—
Latin America	58	—	32	—
Caterpillar Power Finance	282	3	165	1
Total	$504	$6	$314	$2

Impaired Finance Receivables With An Allowance Recorded
North America	$42	$—	$10	$—
Europe	10	—	15	—
Asia Pacific	35	—	41	—
Mining	19	—	9	—
Latin America	67	1	69	1
Caterpillar Power Finance	43	—	125	2
Total	$216	$1	$269	$3

Total Impaired Finance Receivables
North America	$66	$—	$20	$1
Europe	59	1	58	—
Asia Pacific	36	—	42	—
Mining	109	2	72	—
Latin America	125	1	101	1
Caterpillar Power Finance	325	3	290	3
Total	$720	$7	$583	$5

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$19	$1	$12	$1
Europe	45	1	43	—
Asia Pacific	2	—	2	—
Mining	84	3	80	3
Latin America	39	—	32	—
Caterpillar Power Finance	269	8	157	3
Total	$458	$13	$326	$7

Impaired Finance Receivables With An Allowance Recorded
North America	$28	$—	$7	$—
Europe	11	—	15	1
Asia Pacific	34	2	33	1
Mining	15	—	47	1
Latin America	59	2	56	2
Caterpillar Power Finance	50	1	128	3
Total	$197	$5	$286	$8

Total Impaired Finance Receivables
North America	$47	$1	$19	$1
Europe	56	1	58	1
Asia Pacific	36	2	35	1
Mining	99	3	127	4
Latin America	98	2	88	2
Caterpillar Power Finance	319	9	285	6
Total	$655	$18	$612	$15

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

As of September 30, 2016 and December 31, 2015, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2016	December 31, 2015
North America	$71	$31
Europe	38	39
Asia Pacific	16	15
Mining	131	106
Latin America	299	217
Caterpillar Power Finance	69	77
Total	$624	$485

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

As of September 30, 2016 and December 31, 2015, there were $11 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2016 or 2015 for the Dealer portfolio segment. Finance receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	2	$—	$—	6	$—	$—
Europe	—	—	—	4	—	—
Asia Pacific	4	1	1	1	1	1
Mining	1	33	30	2	15	14
Latin America [1]	341	105	74	10	1	2
Caterpillar Power Finance	4	13	13	8	93	79
Total	352	$152	$118	31	$110	$96

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	15	$16	$16	10	$1	$1
Europe	3	11	8	23	2	2
Asia Pacific	8	4	4	19	1	1
Mining	2	43	35	2	15	14
Latin America	431	117	87	10	1	2
Caterpillar Power Finance	34	196	177	12	197	180
Total	493	$387	$327	76	$217	$200

[1]	In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.

TDRs in the Customer portfolio segment with a payment default during the three and nine months ended September 30, 2016 and 2015, which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	1	$—	5	$—
Europe	1	—	—	—
Latin America	2	—	—	—
Total	4	$—	5	$—

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	14	$3	10	$1
Europe	14	1	—	—
Asia Pacific	3	—	—	—
Latin America	4	—	1	—
Total	35	$4	11	$1

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

Derivative financial instruments
The fair value of interest rate contracts is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency and commodity forward, option and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2016 and December 31, 2015 are summarized below:

	September 30, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	68	—	68
Corporate bonds
Corporate bonds	—	710	—	710
Asset-backed securities	—	135	—	135
Mortgage-backed debt securities
U.S. governmental agency	—	286	—	286
Residential	—	10	—	10
Commercial	—	63	—	63
Equity securities
Large capitalization value	299	—	—	299
Smaller company growth	57	—	—	57
Total available-for-sale securities	366	1,272	—	1,638
REIT	—	—	72	72
Total Assets	$366	$1,272	$72	$1,710
Liabilities
Derivative financial instruments, net	—	29	—	29
Total Liabilities	$—	$29	$—	$29

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	72	—	72
Corporate bonds
Corporate bonds	—	708	—	708
Asset-backed securities	—	129	—	129
Mortgage-backed debt securities
U.S. governmental agency	—	292	—	292
Residential	—	12	—	12
Commercial	—	61	—	61
Equity securities
Large capitalization value	273	—	—	273
Smaller company growth	54	—	—	54
Total available-for-sale securities	336	1,274	—	1,610
REIT	—	—	25	25
Derivative financial instruments, net	—	49	—	49
Total Assets	$336	$1,323	$25	$1,684

The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward for the nine months ended September 30, 2016 of our REIT investment is as follows.

(Millions of dollars)	REIT
Balance at December 31, 2015	$25
Purchases of securities	45
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	2
Balance at September 30, 2016	$72

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $122 million and $91 million as of September 30, 2016 and December 31, 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	September 30, 2016		December 31, 2015
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$6,113	$6,113	$6,460	$6,460	1
Restricted cash and short-term investments	28	28	52	52	1
Investments in debt and equity securities	1,710	1,710	1,635	1,635	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	16,571	16,565	16,515	16,551	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,633	1,601	1,821	1,775	3	Note 16
Foreign currency contracts – net	—	—	13	13	2	Note 4
Interest rate contracts – net	3	3	48	48	2	Note 4
Commodity contracts – net	6	6	—	—	2	Note 4

Liabilities
Short-term borrowings	6,965	6,965	6,967	6,967	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	8,985	11,037	9,477	10,691	2
Financial Products	21,160	21,669	21,569	21,904	2
Foreign currency contracts – net	38	38	—	—	2	Note 4
Commodity contracts – net	—	—	12	12	2	Note 4
Guarantees	12	12	12	12	3	Note 10

[1]	Total excluded items have a net carrying value at September 30, 2016 and December 31, 2015 of $6,221 million and $6,452 million, respectively.

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

Restructuring costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2016	2015
Employee separations [1]	$99	$60
Contract terminations [1]	9	—
Long-lived asset impairments [1]	158	26
Other [2]	58	12
Total restructuring costs	$324	$98

	Nine Months Ended September 30
	2016	2015
Employee separations [1]	$175	$180
Contract terminations [1]	55	—
Long-lived asset impairments [1]	254	27
Other [2]	140	12
Total restructuring costs	$624	$219

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, sales discounts and equipment relocation and were recognized primarily in Cost of goods sold.

Restructuring costs incurred during the first nine months of 2016 have been primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs resulted from our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions in most of the industries we serve. For the first nine months of 2015, the restructuring costs were related to several restructuring programs across the company.

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

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	175
Reduction in liability (payments)	(507)
Liability balance at September 30, 2016	$151

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees and various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. As of December 31, 2015, we incurred $379 million of employee separation costs and $82 million of defined benefit retirement plan curtailment losses related to these programs. Additionally, for the three and nine months ended September 30, 2016 we incurred $2 million and $78 million of employee separation costs, respectively. Substantially all of the employee separation costs included in the December 31, 2015 liability balance were paid in the first quarter of 2016. The majority of the September 30, 2016 liability balance is expected to be paid in 2016 and 2017.
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We estimate restructuring costs incurred under the restructuring plan to be $120 million. For the three and nine months ended September 30, 2016, we recognized $10 million and $92 million, respectively, of restructuring costs primarily for long-lived asset impairments related to this restructuring plan. The remaining costs are expected to be recognized in 2016 and 2017.
In the third quarter of 2016 for Resource Industries, we took additional restructuring actions, including ending the production of track drills; pursuing strategic alternatives, including a possible divestiture of room and pillar products; consolidation of two product development divisions; and additional restructuring actions. We estimate restructuring costs incurred under these restructuring plans to be $260 million. For the three and nine months ended September 30, 2016, we incurred $221 million of restructuring costs which included $132 million of intangible asset impairments, $72 million of employee separation costs and $17 million of other related costs. The remaining costs are expected to be recognized in 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Third-quarter 2016 sales and revenues were $9.160 billion, a 16 percent decrease from third-quarter 2015 sales and revenues of $10.962 billion. Sales declined across the company reflecting weak end-user demand in most of the industries we serve including in oil and gas, mining and rail. Profit per share for the third quarter of 2016 was $0.48, a 49 percent decrease from third-quarter 2015 profit per share of $0.94. Profit was $283 million in the third quarter of 2016, a decrease of 49 percent from $559 million in the third quarter of 2015. Profit declined primarily due to lower sales volume, but was partially offset by lower costs due to the impact from restructuring activities and other cost reduction actions.
Sales and revenues for the nine months ended September 30, 2016, were $28.963 billion, down $7.018 billion, or 20 percent, from $35.981 billion for the nine months ended September 30, 2015. Profit per share for the nine months ended September 30, 2016, was $1.88, a 56 percent decrease from profit per share of $4.30 for the same period last year. Profit was $1.104 billion for the nine months ended September 30, 2016, a decrease of 58 percent from $2.606 billion for the nine months ended September 30, 2015. Profit declined primarily due to lower sales volume, but was partially offset by lower costs due to the impact from restructuring activities and other cost reduction actions.
Highlights for the third quarter of 2016 include:

•
Third-quarter sales and revenues were $9.160 billion, compared with $10.962 billion in the third quarter of 2015. Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Financial Products’ revenues were about flat.

•
Restructuring costs were $324 million in the third quarter of 2016 with an after-tax impact of $0.37 per share, compared with restructuring costs of $98 million in the third quarter of 2015 with an after-tax impact of $0.11 per share.

•
Profit per share was $0.48 in the third quarter of 2016 and excluding restructuring costs of $0.37 per share was $0.85 per share. Profit in the third quarter of 2015 was $0.94 per share and excluding restructuring costs of $0.11 per share was $1.05 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $400 million in the third quarter of 2016, compared to $766 million in the third quarter of 2015.

•	ME&T debt-to-capital ratio was 37.1 percent at September 30, 2016 compared to 39.0 percent at the end of 2015.
Highlights for the nine months ended September 30, 2016 include:

•
Sales and revenues for the nine months ended September 30, 2016, were $28.963 billion, compared with $35.981 billion for the nine months ended September 30, 2015. Sales decreased in Energy & Transportation, Construction Industries and Resource Industries. Financial Products’ revenues were about flat.

•
Restructuring costs were $624 million for the nine months ended September 30, 2016, with an after-tax impact of $0.70 per share, compared with restructuring costs of $219 million for the nine months ended September 30, 2015, with an after-tax impact of $0.24 per share.

•
Profit per share was $1.88 for the nine months ended September 30, 2016, and excluding restructuring costs of $0.70 per share was $2.58 per share. For the nine months ended September 30, 2015, profit per share was $4.30 and excluding restructuring costs of $0.24 per share was $4.54 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $1.783 billion for the nine months ended September 30, 2016, compared to $3.446 billion for the nine months ended September 30, 2015.
Restructuring Costs
In the third quarter of 2016, we continued our focus on structural cost reduction to help improve our long-term cost structure. Restructuring costs of $324 million in the third quarter of 2016 were related to restructuring programs across the company, primarily in Resource Industries. During the first nine months of 2016, we incurred $624 million in restructuring costs, primarily related to Resource Industries and Energy & Transportation. For 2016, we anticipate these and additional restructuring actions will result in costs of about $800 million.

Notes:

•
Effective January 1, 2016, we made several changes that impacted the accounting for pension and other postemployment benefits. We also made changes to organizational accountabilities and internal reporting that impacted segment results. Our 2015 financial information has been recast to be consistent with the 2016 presentation.

•	Glossary of terms is included on pages 79-81; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 88.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2015

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2015 (at left) and the third quarter of 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $9.160 billion in the third quarter of 2016, a decline of $1.802 billion, or 16 percent, compared with $10.962 billion in the third quarter of 2015. The decrease was primarily due to lower sales volume, resulting from lower end-user demand attributable to continued weak commodity prices globally and economic weakness in many developing countries. While sales for both new equipment and aftermarket parts declined in all segments, most of the decrease was for new equipment. The unfavorable impact of price realization also contributed to the decline.
Changes in dealer inventories had a negative impact on sales in both the third quarter of 2016 and the third quarter of 2015. Dealer machine and engine inventories decreased about $700 million in the third quarter of 2016 and about $600 million in the third quarter of 2015. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Sales declined in all regions. In North America, sales decreased 20 percent primarily due to lower end-user demand for infrastructure, continuing declines in mining and the impact of low oil prices. In EAME, sales declined 20 percent primarily in Africa/Middle East due to weak economic conditions, resulting from continued low oil and other commodity prices and an uncertain investment environment. Sales decreased 22 percent in Latin America primarily due to continued widespread economic weakness across the region. Weak commodity prices and inflation have also contributed to the decline. Asia/Pacific sales declined 8 percent primarily due to lower end-user demand for most Energy & Transportation applications.
Energy & Transportation’s sales declined 19 percent largely due to lower end-user demand for all applications. Construction Industries’ sales decreased 13 percent primarily due to lower demand from end users and unfavorable price realization. Resource Industries’ sales declined 25 percent mostly due to continued low end-user demand. Financial Products’ segment revenues were about flat with the third quarter of 2015.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2015 (at left) and the third quarter of 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the third quarter of 2016 was $481 million, compared with $925 million in the third quarter of 2015. The decrease of $444 million was primarily due to lower sales volume resulting from lower end-user demand attributable to continued weak commodity prices globally and economic weakness in many developing countries. In addition, restructuring costs and price realization were unfavorable. These items were partially offset by favorable period costs and variable manufacturing costs. The unfavorable price realization resulted from competitive market conditions, primarily in Construction Industries.
Period costs were lower primarily due to substantial restructuring and cost reduction actions over the past year and lower short-term incentive compensation expense. The reductions primarily impacted period manufacturing costs and selling, general and administrative expenses (SG&A). About half of the improvement in variable manufacturing costs was due to lower material costs. In addition, the impact of cost absorption was favorable as inventory decreased in the third quarter of 2015 and was about flat in the third quarter of 2016.
Restructuring costs of $324 million in the third quarter of 2016 were related to restructuring programs across the company, primarily in Resource Industries. In the third quarter of 2015, restructuring costs were $98 million.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. As a result of lowering the 2016 profit outlook, we expect full-year incentive compensation expense to be lower than our second-quarter estimate. As a result, no short-term incentive compensation expense was recognized in the third quarter of 2016. Third-quarter 2015 expense was about $120 million.

Other Profit/Loss Items

▪
Other income/expense in the third quarter of 2016 was income of $28 million, compared with expense of $15 million in the third quarter of 2015. The favorable change was primarily due to the net impact from currency translation and hedging gains and losses, partially offset by lower gains from the sales of securities in the third quarter of 2016 compared to the third quarter of 2015. The favorable change in net currency translation and hedging gains and losses was primarily a result of the absence of net losses in the third quarter of 2015, mostly due to the Brazilian real.

▪
The provision for income taxes in the third quarter reflects an estimated annual tax rate of 25 percent compared to 28 percent for the third quarter of 2015 and 25.5 percent for the full-year 2015 excluding the item discussed below. The full-year rate for 2015 of 25.5 percent was lower than the third-quarter 2015 rate of 28 percent, primarily due to the permanent renewal of the U.S. research and development tax credit along with changes in the geographic mix of profits from a tax perspective in the fourth quarter.
The provision for income taxes for the third quarter of 2015 also included a $42 million net charge for prior year tax adjustments offset by a benefit of $43 million related to the decrease from the second-quarter estimated annual tax rate.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2016
Construction Industries [1]	$3,554	(13)%	$1,655	(19)%	$287	(20)%	$789	(18)%	$823	14%
Resource Industries [2]	1,377	(25)%	454	(35)%	254	(19)%	303	(29)%	366	(8)%
Energy & Transportation [3]	3,534	(19)%	1,583	(15)%	280	(25)%	1,094	(17)%	577	(28)%
All Other Segments [4]	28	(28)%	6	(63)%	—	(100)%	5	(50)%	17	70%
Corporate Items and Eliminations	(30)	—	(26)		—		(3)		(1)
Machinery, Energy & Transportation Sales	8,463	(18)%	3,672	(20)%	821	(22)%	2,188	(20)%	1,782	(8)%

Financial Products Segment	749	—%	466	3%	84	(8)%	101	—%	98	(8)%
Corporate Items and Eliminations	(52)		(28)		(10)		(4)		(10)
Financial Products Revenues	697	3%	438	9%	74	(10)%	97	2%	88	(11)%

Consolidated Sales and Revenues	$9,160	(16)%	$4,110	(18)%	$895	(21)%	$2,285	(19)%	$1,870	(8)%

Third Quarter 2015
Construction Industries [1]	$4,075		$2,037		$360		$958		$720
Resource Industries [2]	1,842		702		312		429		399
Energy & Transportation [3]	4,352		1,858		371		1,326		797
All Other Segments [4]	39		16		3		10		10
Corporate Items and Eliminations	(23)		(25)		—		1		1
Machinery, Energy & Transportation Sales	10,285		4,588		1,046		2,724		1,927

Financial Products Segment	752		453		91		101		107
Corporate Items and Eliminations	(75)		(52)		(9)		(6)		(8)
Financial Products Revenues	677		401		82		95		99

Consolidated Sales and Revenues	$10,962		$4,989		$1,128		$2,819		$2,026

[1]	Does not include inter-segment sales of $27 million and $17 million in third quarter 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $69 million and $88 million in third quarter 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $629 million and $702 million in third quarter 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $95 million and $88 million in third quarter 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2015	Sales Volume	Price Realization	Currency	Other	Third Quarter 2016	$ Change	% Change

Construction Industries	$4,075	$(384)	$(165)	$28	$—	$3,554	$(521)	(13)%
Resource Industries	1,842	(439)	(29)	3	—	1,377	(465)	(25)%
Energy & Transportation	4,352	(777)	(19)	(22)	—	3,534	(818)	(19)%
All Other Segments	39	(11)	—	—	—	28	(11)	(28)%
Corporate Items and Eliminations	(23)	(9)	—	2	—	(30)	(7)
Machinery, Energy & Transportation Sales	10,285	(1,620)	(213)	11	—	8,463	(1,822)	(18)%

Financial Products Segment	752	—	—	—	(3)	749	(3)	—%
Corporate Items and Eliminations	(75)	—	—	—	23	(52)	23
Financial Products Revenues	677	—	—	—	20	697	20	3%

Consolidated Sales and Revenues	$10,962	$(1,620)	$(213)	$11	$20	$9,160	$(1,802)	(16)%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Third Quarter 2016	Third Quarter 2015	$ Change	% Change
Construction Industries	$326	$354	$(28)	(8)%
Resource Industries	(77)	(42)	(35)	(83)%
Energy & Transportation	572	683	(111)	(16)%
All Other Segments	(22)	(11)	(11)	(100)%
Corporate Items and Eliminations	(433)	(182)	(251)
Machinery, Energy & Transportation	366	802	(436)	(54)%

Financial Products Segment	183	207	(24)	(12)%
Corporate Items and Eliminations	(12)	(22)	10
Financial Products	171	185	(14)	(8)%
Consolidating Adjustments	(56)	(62)	6
Consolidated Operating Profit / (Loss)	$481	$925	$(444)	(48)%

Construction Industries
Construction Industries’ sales were $3.554 billion in the third quarter of 2016, a decrease of $521 million, or 13 percent, from the third quarter of 2015. The decrease in sales was due to lower volume and unfavorable price realization. While sales declined for both new equipment and aftermarket parts, most of the decrease was for new equipment.

▪	Sales volume declined primarily due to lower end-user demand.

▪
Unfavorable price realization resulted from competitive market conditions. While we expect a competitive pricing environment to continue in the fourth quarter driven by excess industry capacity and an overall weak economic environment, we are not expecting further deterioration from third-quarter levels in the fourth quarter.

Sales decreased in North America, EAME and Latin America and increased in Asia/Pacific.

▪
In North America, the sales decline was primarily due to lower end-user demand. Although residential and non-residential building construction activity have improved from 2015, we believe declines in other sectors, such as oil and gas, have resulted in the availability of used equipment to support the increased activity. The decline was also due to unfavorable price realization, resulting from competitive market conditions.

▪
Sales in EAME decreased primarily due to the unfavorable impact of changes in dealer inventories and unfavorable price realization due to competitive market conditions. Dealers decreased inventories in the third quarter of 2016, compared to a slight increase in the third quarter of 2015. The sales decline was primarily in oil-producing economies in Africa/Middle East due to continued low oil prices and an uncertain investment environment.

▪	In Latin America, end-user demand was down across the region, with the most significant decline in Brazil due to weak economic conditions.

▪
Sales in Asia/Pacific were slightly higher due to an increase in end-user demand primarily in China stemming from increased government support in infrastructure and residential investment. In addition, changes in Asia/Pacific dealer inventories were favorable as dealers increased inventories in the third quarter of 2016, compared to a decrease in the third quarter of 2015.

Construction Industries’ profit was $326 million in the third quarter of 2016, compared with $354 million in the third quarter of 2015. The decrease in profit was primarily due to unfavorable price realization resulting from competitive market conditions and lower sales volume. The decline was mostly offset by the favorable impact of restructuring and cost reduction actions, lower short-term incentive compensation expense and improved material costs.

Resource Industries
Resource Industries’ sales were $1.377 billion in the third quarter of 2016, a decrease of $465 million, or 25 percent, from the third quarter of 2015. The decline was primarily due to lower sales volume. While sales for both new equipment and aftermarket parts declined, nearly all of the decrease was for new equipment. Part sales have increased sequentially in each of the last two quarters.
The sales decrease was primarily due to lower end-user demand across all regions. While commodity prices have improved from their recent lows, current prices have not been sufficient to drive increased demand for new equipment. Mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. In addition, sales of large construction equipment, including articulated trucks, are lower primarily in North America largely due to the availability of used equipment. We believe idle mining trucks on customer sites are also having a negative impact on end-user demand. As a result, sales and new orders in Resource Industries continue to be weak.
Resource Industries incurred a loss of $77 million in the third quarter of 2016, compared with a loss of $42 million in the third quarter of 2015. The unfavorable change was due to lower sales volume and unfavorable price realization, partially offset by the impact of restructuring and cost reduction actions, lower short-term incentive compensation expense and improved material costs.

Energy & Transportation
Energy & Transportation’s sales were $3.534 billion in the third quarter of 2016, a decrease of $818 million, or 19 percent, from the third quarter of 2015. The decrease was primarily the result of lower sales volume across all applications, with the most significant decrease in transportation applications.

▪
Transportation - Sales decreased in all geographic regions primarily due to continued weakness in the rail industry, with the most significant declines in North America and Asia/Pacific. The North American rail industry continues to be depressed with a significant number of idle locomotives that impacted demand for rail services and aftermarket. In Asia/Pacific, the decrease was primarily due to the absence of a large sale of locomotives that occurred in the third quarter of 2015.

▪
Power Generation - Sales decreased in all regions with the largest declines in EAME and Asia/Pacific. The decline in EAME was primarily a result of continued weakness in the Middle East with continued low oil prices limiting investments. We expect low oil prices will continue to limit investments in oil-producing regions of Africa/Middle East. The decline in Asia/Pacific was due to the absence of several large projects that occurred in third quarter of 2015.

▪
Oil and Gas - Sales continued to decrease in much of the world due to low oil prices. The sales decline was most significant in Asia/Pacific and North America. In Asia/Pacific, the decrease was primarily due to lower demand for equipment used for production, drilling and gas compression. The decline in sales in North America was mostly due to lower demand for turbines used for production.

▪	Industrial - Sales were lower primarily in EAME and North America. The decline in sales was primarily due to lower end-user demand for most industrial applications.
Energy & Transportation’s profit was $572 million in the third quarter of 2016, compared with $683 million in the third quarter of 2015. The decline was primarily due to a decrease in sales volume, partially offset by the impact of restructuring and cost reduction actions, improved material costs and a favorable impact of cost absorption as inventory decreased in the third quarter of 2015 and was about flat in the third quarter of 2016.

Financial Products Segment
Financial Products’ revenues were $749 million in the third quarter of 2016, a decrease of $3 million, from the third quarter of 2015. Unfavorable impacts from returned or repossessed equipment, primarily in North America, and lower average earning assets in Latin America and Asia/Pacific were about offset by higher average financing rates, primarily in North America.
Financial Products’ profit was $183 million in the third quarter of 2016, compared with $207 million in the third quarter of 2015. The decrease was primarily due to lower gains on sales of securities at Insurance Services in the third quarter of 2016, compared to the third quarter of 2015.
At the end of the third quarter of 2016, past dues at Cat Financial were 2.77 percent, compared with 2.68 percent at the end of the third quarter of 2015. Write-offs, net of recoveries, were $29 million for the third quarter of 2016, compared with $69 million for the third quarter of 2015.
As of September 30, 2016, Cat Financial's allowance for credit losses totaled $346 million, or 1.28 percent of net finance receivables, compared with $348 million, or 1.26 percent of net finance receivables at September 30, 2015. The allowance for credit losses at year-end 2015 was $338 million, or 1.22 percent of net finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $445 million in the third quarter of 2016, an increase of $241 million from the third quarter of 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences as segments use a current cost methodology; and inter-segment eliminations.
The increase in expense from the third quarter of 2015 was primarily due to a $226 million increase in restructuring costs.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2015

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2015 (at left) and the nine months ended September 30, 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $28.963 billion in the nine months ended September 30, 2016, compared with $35.981 billion in the nine months ended September 30, 2015, a decline of $7.018 billion, or 20 percent. The decrease was primarily due to lower sales volume attributable to continued weak commodity prices globally and economic weakness in many developing countries. Unfavorable changes in dealer machine and engine inventories also contributed to the decline in sales volume. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment. The unfavorable impact of price realization, primarily in Construction Industries, and currency also contributed to the decline.
The decrease in sales volume was also impacted by changes in dealer machine and engine inventories as inventories decreased about $800 million in the nine months ended September 30, 2016, and remained about flat in the nine months ended September 30, 2015. The unfavorable impact of changes in dealer inventories was primarily in North America. We expect dealers will make substantial inventory reductions during the fourth quarter, resulting in lower year-end inventories in 2016, compared to 2015.
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
Sales declined in all regions. In North America, sales decreased 21 percent due to lower end-user demand primarily driven by Energy & Transportation and Construction Industries, and the unfavorable impact of changes in dealer inventories, primarily in Construction Industries. In EAME, sales declined 19 percent, primarily in Africa/Middle East due to weak economic conditions resulting from low oil and other commodity prices and an uncertain investment environment. Sales decreased 32 percent in Latin America, primarily due to widespread economic weakness across the region. The most significant decreases were in Brazil and Mexico. Asia/Pacific sales declined 15 percent, primarily due to lower end-user demand for Energy & Transportation applications and products used in mining.
Energy & Transportation’s sales declined 24 percent, largely due to lower end-user demand for oil and gas and transportation applications. Construction Industries’ sales decreased 13 percent due to lower demand from end users, the unfavorable impact of changes in dealer inventories and unfavorable price realization. Resource Industries’ sales declined 27 percent, mostly due to continued low end-user demand. Financial Products’ segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2015 (at left) and the nine months ended September 30, 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the nine months ended September 30, 2016 was $1.760 billion, compared with $3.960 billion in the nine months ended September 30, 2015. The decrease of $2.200 billion was largely due to lower sales volume, including an unfavorable mix of products. In addition, price realization and restructuring costs were unfavorable. These items were partially offset by favorable period costs and variable manufacturing costs.
The unfavorable price realization resulted from competitive market conditions, primarily in Construction Industries. We continue to see competitive pressure that started in the last half of 2015 driven by excess industry capacity, unfavorable currency pressure as the impact of the strong dollar benefited competitors based outside the United States and an overall weak economic environment. We expect the current competitive pressure to continue in the fourth quarter, particularly in Construction Industries and Resource Industries. However, we are not expecting further deterioration from third-quarter levels in the fourth quarter.
Period costs were lower, primarily due to the impact from substantial restructuring and cost reduction actions and lower short-term incentive compensation expense. The reductions primarily impacted period manufacturing costs and SG&A. Variable manufacturing costs were favorable primarily due to improved material costs and the favorable impact of cost absorption. Cost absorption was favorable due to inventory decreasing more significantly in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. We are expecting additional declines in inventory during the remainder of 2016.
Restructuring costs of $624 million in the nine months ended September 30, 2016 were related to multiple restructuring actions across the company, primarily in Resource Industries and Energy & Transportation. In the nine months ended September 30, 2015, restructuring costs were $219 million.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the nine months ended September 30, 2016 was about $200 million compared to about $540 million for nine months ended September 30, 2015. For the full year of 2016, we expect short-term incentive compensation expense will be about $265 million.

Other Profit/Loss Items

•
Other income/expense in the nine months ended September 30, 2016 was income of $112 million, compared with income of $107 million in the nine months ended September 30, 2015. The favorable change was primarily due to the favorable net impact from currency translation and hedging gains and losses mostly offset with the absence of a gain of $120 million on the sale of the remaining 35 percent interest in our former third-party logistics business.

Currency translation and hedging net losses in the nine months ended September 30, 2016 were significantly less than the net losses during the same period in 2015.

•
The provision for income taxes for the first nine months of 2016 reflects an estimated annual tax rate of 25 percent compared to 28 percent for the first nine months of 2015 and 25.5 percent for the full-year 2015, excluding a $42 million discrete tax charge recorded in the third quarter of 2015. The full-year rate for 2015 of 25.5 percent was lower than the third-quarter 2015 rate of 28 percent, primarily due to the permanent renewal of the U.S. research and development tax credit along with changes in the geographic mix of profits from a tax perspective in the fourth quarter.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine Months Ended September 30, 2016
Construction Industries [1]	$12,023	(13)%	$5,960	(17)%	$795	(36)%	$2,646	(11)%	$2,622	4%
Resource Industries [2]	4,283	(27)%	1,597	(32)%	780	(18)%	882	(33)%	1,024	(19)%
Energy & Transportation [3]	10,562	(24)%	4,958	(21)%	757	(39)%	3,138	(20)%	1,709	(33)%
All Other Segments [4]	107	(36)%	35	(44)%	3	(77)%	23	(50)%	46	2%
Corporate Items and Eliminations	(87)		(75)		(1)		(7)		(4)
Machinery, Energy & Transportation Sales	26,888	(21)%	12,475	(21)%	2,334	(32)%	6,682	(19)%	5,397	(15)%

Financial Products Segment	2,251	(3)%	1,398	3%	253	(17)%	302	(3)%	298	(17)%
Corporate Items and Eliminations	(176)		(96)		(36)		(13)		(31)
Financial Products Revenues	2,075	(4)%	1,302	4%	217	(21)%	289	(2)%	267	(19)%

Consolidated Sales and Revenues	$28,963	(20)%	$13,777	(19)%	$2,551	(32)%	$6,971	(19)%	$5,664	(15)%

Nine Months Ended September 30, 2015
Construction Industries [1]	$13,892		$7,143		$1,248		$2,988		$2,513
Resource Industries [2]	5,861		2,337		951		1,315		1,258
Energy & Transportation [3]	13,975		6,260		1,240		3,934		2,541
All Other Segments [4]	166		62		13		46		45
Corporate Items and Eliminations	(65)		(71)		2		—		4
Machinery, Energy & Transportation Sales	33,829		15,731		3,454		8,283		6,361

Financial Products Segment	2,332		1,360		303		311		358
Corporate Items and Eliminations	(180)		(105)		(29)		(17)		(29)
Financial Products Revenues	2,152		1,255		274		294		329

Consolidated Sales and Revenues	$35,981		$16,986		$3,728		$8,577		$6,690

[1]	Does not include inter-segment sales of $47 million and $66 million for the nine months ended September 30, 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $197 million and $250 million for the nine months ended September 30, 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $1,919 million and $2,262 million for the nine months ended September 30, 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $288 million and $291 million for the nine months ended September 30, 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2015	Sales Volume	Price Realization	Currency	Other	Nine Months Ended September 30, 2016	$ Change	% Change

Construction Industries	$13,892	$(1,269)	$(540)	$(60)	$—	$12,023	$(1,869)	(13)%
Resource Industries	5,861	(1,464)	(93)	(21)	—	4,283	(1,578)	(27)%
Energy & Transportation	13,975	(3,271)	(47)	(95)	—	10,562	(3,413)	(24)%
All Other Segments	166	(58)	—	(1)	—	107	(59)	(36)%
Corporate Items and Eliminations	(65)	(24)	—	2	—	(87)	(22)
Machinery, Energy & Transportation Sales	33,829	(6,086)	(680)	(175)	—	26,888	(6,941)	(21)%

Financial Products Segment	2,332	—	—	—	(81)	2,251	(81)	(3)%
Corporate Items and Eliminations	(180)	—	—	—	4	(176)	4
Financial Products Revenues	2,152	—	—	—	(77)	2,075	(77)	(4)%

Consolidated Sales and Revenues	$35,981	$(6,086)	$(680)	$(175)	$(77)	$28,963	$(7,018)	(20)%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change
Construction Industries	$1,316	$1,687	$(371)	(22)%
Resource Industries	(336)	81	(417)	(515)%
Energy & Transportation	1,584	2,649	(1,065)	(40)%
All Other Segments	(43)	(36)	(7)	(19)%
Corporate Items and Eliminations	(1,087)	(823)	(264)
Machinery, Energy & Transportation	1,434	3,558	(2,124)	(60)%

Financial Products Segment	553	618	(65)	(11)%
Corporate Items and Eliminations	(44)	(20)	(24)
Financial Products	509	598	(89)	(15)%
Consolidating Adjustments	(183)	(196)	13
Consolidated Operating Profit / (Loss)	$1,760	$3,960	$(2,200)	(56)%

Construction Industries
Construction Industries’ sales were $12.023 billion in the nine months ended September 30, 2016, a decrease of $1.869 billion, or 13 percent, from the nine months ended September 30, 2015. The decrease in sales was primarily due to lower volume and unfavorable price realization. While sales declined for both new equipment and aftermarket parts, most of the decrease was for new equipment.

•
The sales volume decline was primarily due to a decrease in deliveries to end users and the unfavorable impact of changes in dealer inventories. Dealer inventories remained flat in the nine months ended September 30, 2016 compared to inventories increasing in the nine months ended September 30, 2015. We expect dealers will decrease inventories during the fourth quarter of 2016, negatively impacting sales.

•
Price realization was unfavorable $540 million due to competitive market conditions resulting from excess industry capacity and an overall weak economic environment and an unfavorable geographic mix of sales. We are not expecting further price deterioration in the fourth quarter.

Sales decreased in North America, Latin America and EAME and were up slightly in Asia/Pacific.

•
In North America, the sales decline was primarily due to lower end-user demand. Although residential and non-residential building construction activity have improved from 2015, we believe declines in other sectors, such as oil and gas, have resulted in the availability of used equipment to support the increased activity. We expect the availability of used equipment will continue to negatively impact our sales volume in the fourth quarter and into 2017. The sales decline was also due to dealers increasing inventories in the nine months ended September 30, 2015 compared to about flat inventories in the nine months ended September 30, 2016. Unfavorable price realization resulted from competitive market conditions.

•	In Latin America, end-user demand was down across the region, with the most significant decline in Brazil due to weak economic conditions.

•
Lower sales in EAME were primarily due to the unfavorable impact of changes in dealer inventories. In addition, price realization was unfavorable across the region due to competitive market conditions. Dealer inventories remained flat in the nine months ended September 30, 2016 compared to inventories increasing in the nine months ended September 30, 2015.

•	Sales in Asia/Pacific were slightly higher as a result of an increase in end-user demand primarily in China stemming from increased government support in infrastructure and residential investment.
Construction Industries’ profit was $1.316 billion in the nine months ended September 30, 2016, compared with $1.687 billion in the nine months ended September 30, 2015. The decrease in profit was primarily due to unfavorable price realization resulting from competitive market conditions and lower sales volume, including an unfavorable mix of products. The decline was partially offset by favorable costs, primarily due to the impact from restructuring and cost reduction actions, improved material costs, lower short-term incentive compensation expense and the favorable impact of cost absorption. The impact of cost absorption was favorable as inventory decreased more significantly in the nine months ended September 30, 2015 than in the nine months ended September 30, 2016.

Resource Industries
Resource Industries’ sales were $4.283 billion in the nine months ended September 30, 2016, a decrease of $1.578 billion, or 27 percent, from the nine months ended September 30, 2015. The decline was primarily due to lower sales volume. Sales were lower for both new equipment and aftermarket parts, most of the decrease was for new equipment.
The sales decrease was primarily due to lower end-user demand across all regions. While commodity prices have improved from their recent lows, current prices have not been sufficient to drive increased demand for equipment. Mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. We believe idle mining trucks on customer sites are also having a negative impact on end-user demand. As a result, sales and new orders in Resource Industries continue to be weak.
Resource Industries incurred a loss of $336 million in the nine months ended September 30, 2016, compared with profit of $81 million in the nine months ended September 30, 2015. The unfavorable change was mostly due to lower sales volume, including an unfavorable mix of products. This was partially offset by lower period costs, due to the impact from restructuring and cost reduction actions, lower short-term incentive compensation expense and improved material costs.

Energy & Transportation
Energy & Transportation’s sales were $10.562 billion in the nine months ended September 30, 2016, a decrease of $3.413 billion, or 24 percent, from the nine months ended September 30, 2015. The decrease was primarily the result of lower sales volume. Sales decreased in all applications with oil and gas and transportation representing more than 75 percent of the Energy & Transportation decline.

•
Oil and Gas - Sales continued to decrease in all regions due to low oil prices. Although oil prices were low in the nine months ended September 30, 2015, and 2016, our sales during the first half of 2015 benefited from a strong order backlog. The sales decline was most significant in equipment used for production, well servicing and drilling.

Although oil prices have increased since the beginning of 2016, and the U.S. active rig count has increased since May of 2016, current price levels have not been sufficient to drive increased demand. We continue to monitor a number of factors in addition to oil prices that shape our outlook, including recent order rates, quotation activity, current backlog, trends in retail statistics and discussions with our customers. Based on all of these factors, we do not see the current price driving significant increase in demand for our products in the fourth quarter of 2016.
We expect sales in our turbine business will be lower in the fourth quarter of 2016 compared with the fourth quarter of 2015. New equipment sales related to oil are expected to continue to be weak, but we anticipate this weakness to be partially offset by higher sales into gas compression. We believe customers are continuing to reduce their maintenance budgets, and we expect them to delay some work into 2017.

•
Transportation - Sales decreased in all geographic regions. The most significant decline was in North America, primarily due to significant weakness in the rail industry that we expect will persist in 2017. We believe our sales into the rail industry, including rail services and aftermarket, are being negatively impacted by idled fleets resulting from weak commodity prices. Our North American Tier 4 freight locomotive offering is available and we expect sales to be positively impacted during the fourth quarter of 2016. In Asia/Pacific, the decrease was due to the absence of a large sale of locomotives in the nine months ended September 30, 2015 and a decline in demand for equipment used in marine applications. Demand in Latin America and EAME were also negatively impacted by the weakness in the rail industry.

•
Power Generation - Sales decreased in all regions. The decline is primarily due to the absence of several large projects in both North America and Asia/Pacific. The decline in EAME was primarily a result of continued weakness in the Middle East with continued low oil prices limiting investments. We expect low oil prices will continue to limit investments in oil-producing regions of Africa/Middle East. The decline in Latin America was primarily due to weak economic conditions.

•	Industrial - Sales were lower in North America, EAME and Latin America and about flat in Asia Pacific. The decline in sales was primarily due to lower end-user demand for most industrial applications.
Energy & Transportation’s profit was $1.584 billion in the nine months ended September 30, 2016, compared with $2.649 billion in the nine months ended September 30, 2015. The decline was due to a decrease in sales volume, including an unfavorable mix of products, partially offset by lower costs primarily due to restructuring and cost reduction actions, lower short-term incentive compensation expense and favorable material costs. We expect the unfavorable mix of products will be more significant in the fourth quarter of 2016.

Financial Products Segment
Financial Products’ revenues were $2.251 billion for the nine months ended September 30, 2016, a decrease of $81 million, or 3 percent, from the nine months ended September 30, 2015. The decline was primarily due to lower average earning assets in Asia/Pacific, Latin America and EAME and an unfavorable impact from returned or repossessed equipment, primarily in North America. These decreases were partially offset by higher average earning assets in North America.
Financial Products’ profit was $553 million for the nine months ended September 30, 2016, compared with $618 million for the nine months ended September 30, 2015. The decrease was primarily due to an unfavorable impact from returned or repossessed equipment, an unfavorable impact from lower average earning assets and a decrease in net yield on average earning assets reflecting geographic mix changes. These unfavorable impacts were partially offset by a decrease in SG&A expenses.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.131 billion in the nine months ended September 30, 2016, which is an increase of $288 million compared with the first nine months ended September 30, 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences as segments use a current cost methodology; and inter-segment eliminations.
The increase in expense from the first nine months ended September 30, 2015 was primarily due to a $405 million increase in restructuring costs.

RESTRUCTURING COSTS

Restructuring costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2016	2015
Employee separations [1]	$99	$60
Contract terminations [1]	9	—
Long-lived asset impairments [1]	158	26
Other [2]	58	12
Total restructuring costs	$324	$98

	Nine Months Ended September 30
	2016	2015
Employee separations [1]	$175	$180
Contract terminations [1]	55	—
Long-lived asset impairments [1]	254	27
Other [2]	140	12
Total restructuring costs	$624	$219

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, sales discounts and equipment relocation and were recognized primarily in Cost of goods sold.

Restructuring costs incurred during the first nine months of 2016 have been primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs resulted from our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions in most of the industries we serve. For the first nine months of 2015, the restructuring costs were related to several restructuring programs across the company.

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

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)	Total
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	175
Reduction in liability (payments)	(507)
Liability balance at September 30, 2016	$151

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees and various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. As of December 31, 2015, we incurred $379 million of employee separation costs and $82 million of defined benefit retirement plan curtailment losses related to these programs. Additionally, for the three and nine months ended September 30, 2016 we incurred $2 million and $78 million of employee separation costs, respectively. Substantially all of the employee separation costs included in the December 31, 2015 liability balance were paid in the first quarter of 2016. The majority of the September 30, 2016 liability balance is expected to be paid in 2016 and 2017.

In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw form this market. We estimate restructuring costs incurred under the restructuring plan to be $120 million. For the three and nine months ended September 30, 2016, we recognized $10 million and $92 million, respectively, of restructuring costs primarily for long-lived asset impairments related to this restructuring plan. The remaining costs are expected to be recognized in 2016 and 2017.

In the third quarter of 2016 for Resource Industries, we took additional restructuring actions, including ending the production of track drills; pursuing strategic alternatives, including a possible divestiture of room and pillar products; consolidation of two product development divisions; and additional restructuring actions. We estimate restructuring costs incurred under these restructuring plans to be $260 million. For the three and nine months ended September 30, 2016, we incurred $221 million of restructuring costs which included $132 million of intangible asset impairments, $72 million of employee separation costs and $17 million of other related costs. The remaining costs are expected to be recognized in 2016.

Additional restructuring actions are being contemplated including further workforce reductions during the remainder of 2016 and the consolidation and closures of manufacturing facilities occurring through 2018. For full-year 2016, we expect restructuring costs will be about $800 million. We expect that restructuring actions will result in a benefit to operating costs, primarily SG&A expenses and Cost of goods sold of about $800 million in 2016 compared with 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Despite continued weaknesses in many of the industries we serve, we had positive operating cash flow in the first nine months of 2016 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first nine months of 2016 with $6.11 billion of cash, a decrease of $347 million from year-end 2015. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world with approximately $5.0 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use. However, if cash held by non-U.S. subsidiaries were repatriated to the United States, U.S. tax would generally be payable net of any available foreign tax credits.
Consolidated operating cash flow for the first nine months of 2016 was $3.96 billion, down from $4.86 billion for the same period last year. The decrease was primarily due to lower profit before tax within our ME&T operations, which includes lower accruals for short-term incentive compensation payments in 2016, as well as higher employee separation payments in the first nine months of 2016 versus the same period a year ago. Partially offsetting these items were lower short-term incentive compensation payments in 2016 compared to the same period a year ago and positive changes to working capital. Changes to accounts payable and accounts receivable had favorable impacts to cash flow but were partially offset by lower inventory reductions in 2016 versus the same period a year ago. These reductions in working capital were primarily driven by lower sales volumes across the enterprise. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of September 30, 2016 was $37.11 billion, a decrease of $903 million from year-end 2015. Debt related to ME&T decreased $238 million in the first nine months of 2016, primarily due to the maturity of a long-term debt issuance. Debt related to Financial Products decreased $665 million, primarily due to lower portfolio balances. In addition, during the third quarter of 2016 Cat Financial exchanged $381 million of medium-term notes with varying interest rates and maturity dates for $366 million of 1.93% medium-term notes due in 2021 and $15 million of cash.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2016 was $2.75 billion. Information on our three Global Credit Facilities is as follows:

•	In September 2016, we entered into a 364-day facility. The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2017.

•	In September 2016, we amended and extended the three-year facility. The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) now expires in September 2019.

•	In September 2016, we amended and extended the five-year facility. The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) now expires in September 2021.
At September 30, 2016, Caterpillar's consolidated net worth was $15.69 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2016, Cat Financial's covenant interest coverage ratio was 1.94 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2016, Cat Financial's covenant leverage ratio was 7.56 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2016, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2016 were:

	September 30, 2016
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,831	14	3,817
Total credit lines available	14,331	2,764	11,567
Less: Commercial paper outstanding	(5,936)	(250)	(5,686)
Less: Utilized credit	(1,351)	(13)	(1,338)
Available credit	$7,044	$2,501	$4,543

The other external consolidated credit lines with banks as of September 30, 2016 totaled $3.83 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $1.78 billion in the first nine months of 2016, compared with $3.45 billion for the same period in 2015. The decrease was primarily due to lower profit before tax, which includes lower accruals for short-term incentive compensation payments in 2016, less inventory reduction and higher employee separation payments in the first nine months of 2016 versus the same period a year ago. Partially offsetting these items were favorable changes to accounts payable as well as lower short-term incentive compensation payments in 2016 compared to the same period a year ago.
Net cash used for investing activities in the first nine months of 2016 was $1.54 billion, compared with net cash used of $1.06 billion in the first nine months of 2015. The increase was primarily due to ME&T's lending activity with Financial Products during 2016.
Net cash used for financing activities during the first nine months of 2016 was $664 million, compared with net cash used of $3.79 billion in the same period of 2015. The favorable change was primarily due to the absence of common stock repurchases in 2015 and ME&T's borrowings from Financial Products in 2016.
Our long-term priorities for the use of cash are to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.

Strong financial position – A key measure of ME&T's financial strength used by management is ME&T's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes ME&T's long-term borrowings from Financial Products. The debt-to-capital ratio for ME&T was 37.1 percent at September 30, 2016, within our target range of 30 to 45 percent. ME&T's debt-to-capital ratio was 39.0 percent at December 31, 2015. The decrease in the debt-to-capital ratio was due to an increase in equity primarily related to favorable foreign currency translation adjustments from the first nine months of 2016.
Capital to support growth – Capital expenditures were $858 million during the first nine months of 2016, compared to $1.10 billion for the same period in 2015. We expect ME&T's capital expenditures in 2016 to be lower than 2015.
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
We made $270 million of contributions to our pension and OPEB plans during the first nine months of 2016. We currently anticipate full-year 2016 contributions of approximately $350 million. We made $263 million of contributions to our pension and OPEB plans during the first nine months of 2015. We expect full year contributions in 2017 to be about $550 million.
Paying dividends – Dividends totaled $1.35 billion in the first nine months of 2016, representing 77 cents per share paid per quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. We did not purchase any Caterpillar common stock in the first nine months of 2016. As of September 30, 2016, $5.47 billion remained available under the 2014 Authorization. Caterpillar's basic shares outstanding as of September 30, 2016 were approximately 585 million.

Financial Products
Financial Products' operating cash flow was $1.26 billion in the first nine months of 2016, compared with $1.10 billion for the same period a year ago. Net cash used for investing activities was $872 million for the first nine months of 2016, compared with $365 million for the same period in 2015. The change was primarily due to the impact of intercompany lending with ME&T, partially offset by lower portfolio funding requirements. Net cash used by financing activities was $302 million for the first nine months of 2016, compared with $492 million for the same period in 2015. The change was primarily due to the reduction of dividend payments to ME&T.

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

Currently, we expect Surface Mining & Technology sales to decline about 20 percent in 2016 compared to 2015 as a result of the low commodity price environment and difficult financial conditions for many mining customers around the world. We considered the actual results for the nine months ending September 30, 2016 for Surface Mining & Technology along with our most recent sales forecast for 2016 which was substantially consistent with the January 1, 2016 forecast, and concluded a triggering event did not occur at September 30, 2016. No triggering events were identified for the remaining reporting units as of September 30, 2016.

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

Given that the fair value was not substantially in excess of its carrying value in the prior test as of January 1, 2016, and that the mining industry remains weak, the Surface Mining & Technology reporting unit has the highest risk of failing step one during the annual goodwill impairment test that will be performed in the fourth quarter of 2016. This would require that we perform step two and a goodwill impairment could occur.

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

Retirement Benefits

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change will have no impact on our year-end defined benefit pension and OPEB liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016. Compared to the method used in 2015, this change lowered defined benefit pension and OPEB expense by $45 million and $135 million for the three and nine months ended September 30, 2016, and we expect this change will result in lower pension and OPEB expense by approximately $180 million for 2016.

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

Based on market conditions as of September 30, 2016, we would be required to recognize an increase in our underfunded status of approximately $3 billion at December 31, 2016. This would result in an increase in our Liability for postemployment benefits and the recognition in earnings of net mark-to-market losses of approximately $3 billion pre-tax, $2 billion net of tax or $3.50 per share. The increase in our underfunded status and the net mark-to-market losses are primarily due to lower discount rates at September 30, 2016 (approximately 3.38 percent for our U.S. pension plans) as compared to the discount rates used at December 31, 2015. It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the measurement date, which is December 31, 2016.
We recognized a benefit of $10 million and $29 million related to our defined benefit pension and OPEB plans for the three and nine months ended September 30, 2016, as compared to a benefit of $23 million and $22 million for the three and nine months ended September 30, 2015. For the first nine months of 2016, interest cost was $128 million lower than the same period a year ago primarily due to the adoption of a full yield curve approach in the estimation of interest cost (discussed above). Service cost was $79 million lower primarily due to fewer employees earning benefits under our plans as a result of the U.S. voluntary retirement enhancement program that was implemented in the fourth quarter of 2015. These decreases in cost are mostly offset by a lower expected return on plan assets as a result of a lower asset base in 2016 compared to 2015 and a decrease in the expected rate of return on plan assets, as well as the absence of $26 million of curtailment gains and $35 million of mark-to-market gains related to defined benefit plans in the U.S. and Brazil.

We made $71 million and $270 million of contributions to our pension and OPEB plans during the three and nine months ended September 30, 2016. We currently anticipate full-year 2016 contributions of approximately $350 million. We made $65 million and $263 million of contributions to our pension and OPEB plans during the three and nine months ended September 30, 2015. At December 31, 2015, we expected contributions to our pension and OPEB plans for 2017 and 2018 to be, in aggregate, approximately $2.4 billion. We now anticipate that the aggregate contributions for 2017 and 2018 will be approximately $1.1 billion, which is about $550 million for each year.

Order Backlog

At the end of the third quarter of 2016, the order backlog was $11.6 billion, a reduction of about $150 million from the end of the second quarter of 2016, with no significant changes in any segment. Compared to the third quarter of 2015, the order backlog has declined about $2.1 billion with decreases in all segments. Of the total backlog, approximately $3.6 billion at September 30, 2016 was not expected to be filled in the following twelve months.

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

We have incurred restructuring costs during the three and nine month periods ending September 30, 2016 and 2015. We believe it is important to separately quantify the profit-per-share impact of restructuring costs in order for our results to be meaningful to our readers as these costs are incurred in the current year to generate longer-term benefits. Reconciliation of profit per share excluding restructuring costs to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Profit per share - diluted	$0.48	$0.94	$1.88	$4.30
Per share restructuring costs [1]	0.37	0.11	0.70	0.24
Profit per share excluding restructuring costs	$0.85	$1.05	$2.58	$4.54
1 At statutory tax rates.

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 89 to 96 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$8,463	$8,463	$—	$—
Revenues of Financial Products	697	—	768	(71)	[2]
Total sales and revenues	9,160	8,463	768	(71)

Operating costs:
Cost of goods sold	6,527	6,528	—	(1)	[3]
Selling, general and administrative expenses	992	858	138	(4)	[3]
Research and development expenses	453	453	—	—
Interest expense of Financial Products	147	—	151	(4)	[4]
Other operating (income) expenses	560	258	308	(6)	[3]
Total operating costs	8,679	8,097	597	(15)

Operating profit	481	366	171	(56)

Interest expense excluding Financial Products	126	139	—	(13)	[4]
Other income (expense)	28	(25)	10	43	[5]

Consolidated profit before taxes	383	202	181	—

Provision (benefit) for income taxes	96	36	60	—
Profit of consolidated companies	287	166	121	—

Equity in profit (loss) of unconsolidated affiliated companies	(4)	(4)	—	—
Equity in profit of Financial Products’ subsidiaries	—	120	—	(120)	[6]

Profit of consolidated and affiliated companies	283	282	121	(120)

Less: Profit (loss) attributable to noncontrolling interests	—	(1)	1	—

Profit [7]	$283	$283	$120	$(120)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,888	$26,888	$—	$—
Revenues of Financial Products	2,075	—	2,305	(230)	[2]
Total sales and revenues	28,963	26,888	2,305	(230)

Operating costs:
Cost of goods sold	20,768	20,769	—	(1)	[3]
Selling, general and administrative expenses	3,203	2,794	424	(15)	[3]
Research and development expenses	1,429	1,429	—	—
Interest expense of Financial Products	447	—	458	(11)	[4]
Other operating (income) expenses	1,356	462	914	(20)	[3]
Total operating costs	27,203	25,454	1,796	(47)

Operating profit	1,760	1,434	509	(183)

Interest expense excluding Financial Products	385	422	—	(37)	[4]
Other income (expense)	112	(72)	38	146	[5]

Consolidated profit before taxes	1,487	940	547	—

Provision (benefit) for income taxes	372	198	174	—
Profit of consolidated companies	1,115	742	373	—

Equity in profit (loss) of unconsolidated affiliated companies	(7)	(7)	—	—
Equity in profit of Financial Products’ subsidiaries	—	369	—	(369)	[6]

Profit of consolidated and affiliated companies	1,108	1,104	373	(369)

Less: Profit (loss) attributable to noncontrolling interests	4	—	4	—

Profit [7]	$1,104	$1,104	$369	$(369)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,285	$10,285	$—	$—
Revenues of Financial Products	677	—	772	(95)	[2]
Total sales and revenues	10,962	10,285	772	(95)

Operating costs:
Cost of goods sold	7,872	7,871	—	1	[3]
Selling, general and administrative expenses	1,129	1,015	139	(25)	[3]
Research and development expenses	513	513	—	—
Interest expense of Financial Products	142	—	144	(2)	[4]
Other operating (income) expenses	381	84	304	(7)	[3]
Total operating costs	10,037	9,483	587	(33)

Operating profit	925	802	185	(62)

Interest expense excluding Financial Products	127	138	—	(11)	[4]
Other income (expense)	(15)	(87)	21	51	[5]

Consolidated profit before taxes	783	577	206	—

Provision (benefit) for income taxes	218	156	62	—
Profit of consolidated companies	565	421	144	—

Equity in profit (loss) of unconsolidated affiliated companies	(3)	(3)	—	—
Equity in profit of Financial Products’ subsidiaries	—	144	—	(144)	[6]

Profit of consolidated and affiliated companies	562	562	144	(144)

Less: Profit (loss) attributable to noncontrolling interests	3	3	—	—

Profit [7]	$559	$559	$144	$(144)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$33,829	$33,829	$—	$—
Revenues of Financial Products	2,152	—	2,390	(238)	[2]
Total sales and revenues	35,981	33,829	2,390	(238)

Operating costs:
Cost of goods sold	25,306	25,306	—	—
Selling, general and administrative expenses	3,696	3,269	444	(17)	[3]
Research and development expenses	1,547	1,547	—	—
Interest expense of Financial Products	440	—	445	(5)	[4]
Other operating (income) expenses	1,032	149	903	(20)	[3]
Total operating costs	32,021	30,271	1,792	(42)

Operating profit	3,960	3,558	598	(196)

Interest expense excluding Financial Products	381	413	—	(32)	[4]
Other income (expense)	107	(79)	22	164	[5]

Consolidated profit before taxes	3,686	3,066	620	—

Provision (benefit) for income taxes	1,074	885	189	—
Profit of consolidated companies	2,612	2,181	431	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	429	—	(429)	[6]

Profit of consolidated and affiliated companies	2,613	2,611	431	(429)

Less: Profit (loss) attributable to noncontrolling interests	7	5	2	—

Profit [7]	$2,606	$2,606	$429	$(429)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,113	$4,894	$1,219	$—
Receivables – trade and other	5,797	4,098	1,291	408	[2,3]
Receivables – finance	8,719	—	12,011	(3,292)	[3]
Prepaid expenses and other current assets	1,892	951	954	(13)	[4]
Inventories	9,478	9,478	—	—
Total current assets	31,999	19,421	15,475	(2,897)

Property, plant and equipment – net	15,680	11,194	4,486	—
Long-term receivables – trade and other	1,102	153	146	803	[2,3]
Long-term receivables – finance	13,835	—	14,668	(833)	[3]
Investments in Financial Products subsidiaries	—	4,367	—	(4,367)	[5]
Noncurrent deferred and refundable income taxes	2,579	3,311	89	(821)	[6]
Intangible assets	2,453	2,448	5	—
Goodwill	6,725	6,708	17	—
Other assets	2,029	648	1,394	(13)	[4]
Total assets	$76,402	$48,250	$36,280	$(8,128)

Liabilities
Current liabilities:
Short-term borrowings	$6,965	$263	$6,702	$—
Short-term borrowings with consolidated companies	—	1,000	1,817	(2,817)	[7]
Accounts payable	4,713	4,593	187	(67)	[8]
Accrued expenses	3,022	2,747	275	—
Accrued wages, salaries and employee benefits	1,286	1,257	29	—
Customer advances	1,161	1,161	—	—
Other current liabilities	1,620	1,188	446	(14)	[6,9]
Long-term debt due within one year	6,523	553	5,970	—
Total current liabilities	25,290	12,762	15,426	(2,898)

Long-term debt due after one year	23,622	8,462	15,190	(30)	[7]
Liability for postemployment benefits	8,499	8,499	—	—
Other liabilities	3,276	2,812	1,297	(833)	[6,9]
Total liabilities	60,687	32,535	31,913	(3,761)
Commitments and contingencies
Stockholders’ equity
Common stock	5,266	5,266	918	(918)	[5]
Treasury stock	(17,544)	(17,544)	—	—
Profit employed in the business	29,450	29,450	4,109	(4,109)	[5]
Accumulated other comprehensive income (loss)	(1,527)	(1,527)	(788)	788	[5]
Noncontrolling interests	70	70	128	(128)	[5]
Total stockholders’ equity	15,715	15,715	4,367	(4,367)
Total liabilities and stockholders’ equity	$76,402	$48,250	$36,280	$(8,128)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,108	$1,104	$373	$(369)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,255	1,591	664	—
Undistributed profit of Financial Products	—	(362)	—	362	[3]
Other	640	503	(11)	148	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	1,128	252	42	834	[4,5]
Inventories	331	335	—	(4)	[4]
Accounts payable	(163)	(130)	16	(49)	[4]
Accrued expenses	(153)	(93)	(60)	—
Accrued wages, salaries and employee benefits	(727)	(713)	(14)	—
Customer advances	(24)	(24)	—	—
Other assets – net	(141)	(278)	102	35	[4]
Other liabilities – net	(291)	(402)	146	(35)	[4]
Net cash provided by (used for) operating activities	3,963	1,783	1,258	922

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(807)	(802)	(6)	1	[4]
Expenditures for equipment leased to others	(1,393)	(56)	(1,377)	40	[4]
Proceeds from disposals of leased assets and property, plant and equipment	572	89	510	(27)	[4]
Additions to finance receivables	(6,911)	—	(8,888)	1,977	[5]
Collections of finance receivables	6,968	—	9,308	(2,340)	[5]
Net intercompany purchased receivables	—	—	580	(580)	[5]
Proceeds from sale of finance receivables	55	—	55	—
Net intercompany borrowings	—	(716)	(999)	1,715	[6]
Investments and acquisitions (net of cash acquired)	(72)	(72)	—	—
Proceeds from sale of securities	304	25	279	—
Investments in securities	(339)	(22)	(317)	—
Other – net	5	15	(17)	7	[8]
Net cash provided by (used for) investing activities	(1,618)	(1,539)	(872)	793

Cash flow from financing activities:
Dividends paid	(1,348)	(1,348)	(7)	7	[7]
Distribution to noncontrolling interests	(8)	(8)	—	—
Common stock issued, including treasury shares reissued	(54)	(54)	7	(7)	[8]
Excess tax benefit from stock-based compensation	12	12	—	—
Net intercompany borrowings	—	999	716	(1,715)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,430	6	4,424	—
Payments on debt (original maturities greater than three months)	(5,602)	(525)	(5,077)	—
Short-term borrowings – net (original maturities three months or less)	(111)	254	(365)	—
Net cash provided by (used for) financing activities	(2,681)	(664)	(302)	(1,715)
Effect of exchange rate changes on cash	(11)	(26)	15	—
Increase (decrease) in cash and short-term investments	(347)	(446)	99	—
Cash and short-term investments at beginning of period	6,460	5,340	1,120	—
Cash and short-term investments at end of period	$6,113	$4,894	$1,219	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of change in investment and common stock related to Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2015
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,613	$2,611	$431	$(429)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,272	1,608	664	—
Undistributed profit of Financial Products	—	(179)	—	179	[3]
Other	323	221	(92)	194	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	614	342	(65)	337	[4,5]
Inventories	840	845	—	(5)	[4]
Accounts payable	(893)	(988)	56	39	[4]
Accrued expenses	(25)	(41)	3	13	[4]
Accrued wages, salaries and employee benefits	(704)	(695)	(9)	—
Customer advances	(36)	(36)	—	—
Other assets – net	96	1	58	37	[4]
Other liabilities – net	(236)	(243)	57	(50)	[4]
Net cash provided by (used for) operating activities	4,864	3,446	1,103	315

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(946)	(938)	(9)	1	[4]
Expenditures for equipment leased to others	(1,251)	(157)	(1,116)	22	[4]
Proceeds from disposals of leased assets and property, plant and equipment	473	51	429	(7)	[4]
Additions to finance receivables	(7,099)	—	(9,434)	2,335	[5,8]
Collections of finance receivables	6,849	—	9,001	(2,152)	[5]
Net intercompany purchased receivables	—	—	758	(758)	[5]
Proceeds from sale of finance receivables	101	—	101	—
Net intercompany borrowings	—	(21)	1	20	[6]
Investments and acquisitions (net of cash acquired)	(140)	(140)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	174	180	—	(6)	[8]
Proceeds from sale of securities	238	16	222	—
Investments in securities	(296)	(20)	(276)	—
Other – net	(76)	(34)	(42)	—
Net cash provided by (used for) investing activities	(1,973)	(1,063)	(365)	(545)

Cash flow from financing activities:
Dividends paid	(1,309)	(1,309)	(250)	250	[7]
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	34	34	—	—
Treasury shares purchased	(2,025)	(2,025)	—	—
Excess tax benefit from stock-based compensation	20	20	—	—
Net intercompany borrowings	—	(1)	21	(20)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,082	3	4,079	—
Payments on debt (original maturities greater than three months)	(6,772)	(513)	(6,259)	—
Short-term borrowings – net (original maturities three months or less)	1,922	5	1,917	—
Net cash provided by (used for) financing activities	(4,055)	(3,793)	(492)	230
Effect of exchange rate changes on cash	(131)	(99)	(32)	—
Increase (decrease) in cash and short-term investments	(1,295)	(1,509)	214	—
Cash and short-term investments at beginning of period	7,341	6,317	1,024	—
Cash and short-term investments at end of period	$6,046	$4,808	$1,238	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

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

Changes in internal control over financial reporting

During the third quarter of 2016, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
No shares were repurchased during the third quarter of 2016.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2016	2,022	$81.74	N/A	N/A
August 1-31, 2016	3,858	$82.88	N/A	N/A
September 1-30, 2016	10,220	$81.68	N/A	N/A
Total	16,100	$81.98
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2016, we had 27 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate.  During the third quarter of 2016, approximately 226,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1	2016 364-Day Facility dated as of September 8, 2016 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.2	Local Currency Addendum to the 2016 364-Day Facility dated as of September 8, 2016 (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.3	Japan Local Currency Addendum to the 364-Day Facility dated as of September 8, 2016 (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.4
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum dated as of September 8, 2016 (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.5
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum dated as of September 8, 2016 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 14, 2016).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2016).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

November 2, 2016	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

November 2, 2016	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

November 2, 2016	/s/ James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

November 2, 2016	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2016 364-Day Facility dated as of September 8, 2016 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.2	Local Currency Addendum to the 2016 364-Day Facility dated as of September 8, 2016 (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.3	Japan Local Currency Addendum to the 364-Day Facility dated as of September 8, 2016 (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.4
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum dated as of September 8, 2016 (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.5
Omnibus Amendment No. 1 to Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum dated as of September 8, 2016 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 14, 2016).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2016).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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