Form 10-K
period 2016-12-31
CATERPILLAR INC
filed 2017-02-15
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2016, there were 584,231,181 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $44.1 billion.

As of December 31, 2016, there were 586,486,024 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2017 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.

i

PART I

Item 1.	Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2016 sales and revenues of $38.537 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three product segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Currently, we have six operating segments, of which four are reportable segments and are described below.  Further information about our reportable segments, including geographic information, appears in Note 23 — “Segment information” of Part II, Item 8 "Financial Statements and Supplementary Data."

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

Other information about our operations in 2016, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction.  The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates markets and mining.

Nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2016 focused on the next generation of construction machines.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors.  Examples of global competitors include Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group), CNH Industrial N.V., Deere & Company, Hitachi Construction Machinery Co., Ltd., J.C. Bamford Excavators Ltd., Doosan Infracore Co. Ltd., and Hyundai Construction Equipment (part of Hyundai Heavy Industries).  As an example of regional and local competitors, our competitors in China also include Guangxi LiuGong Machinery Co., Ltd., Longking Holdings Ltd., Sany Heavy Industry Co., Ltd., Xiamen XGMA Machinery Co., Ltd., XCMG Group, The Shandong Heavy Industry Group Co., Ltd. (Shantui Construction Machinery Co., Ltd.), Strong Construction Machinery Co., Ltd., and Shandong Lingong Construction Machinery Co., Ltd. (SDLG, part of Volvo Group). Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts:

· backhoe loaders	· compact loaders	· small track-type tractors
· track-type loaders	· small and medium wheel loaders	· medium track-type tractors
· mini excavators	· small, medium and large track excavators	· motorgraders
· wheel excavators	· pipelayers	· telehandlers
· cold planers	· asphalt pavers	· compactors
· road reclaimers	· wheel and track skidders	· knuckleboom loaders
· site prep tractors	· wheel and track feller bunchers	· forestry excavators
· skid steer loaders

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining, quarry, waste and material handling applications.  Caterpillar offers mining customers the broadest product range in the industry. We manufacture high productivity equipment for both surface and underground mining operations around the world. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management systems, equipment management analytics and autonomous machine capabilities.

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
The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products, applications, and regional markets.  Our global surface competitors include Komatsu Ltd., Joy Global, Inc., Hitachi Construction Machinery Co., Ltd., Volvo Construction Equipment, Atlas Copco AB, and Sandvik Mining. Our global underground competitors include Joy Global, Inc., Atlas Copco AB, Liebherr-International AG, Sandvik Mining and Zhengzhou Coal Mining Machinery Group Co., Ltd.

The Resource Industries product portfolio includes the following machines and related parts:

· electric rope shovels	· large mining trucks	· landfill compactors
· draglines	· longwall miners	· soil compactors
· hydraulic shovels	· large wheel loaders	· machinery components
· track and rotary drills	· off-highway trucks	· electronics and control systems
· highwall miners	· articulated trucks	· select work tools
· hard rock vehicles	· scoops and haulers	· hard rock continuous mining systems
· continuous miners	· wheel tractor scrapers
· large track-type tractors	· wheel dozers

Energy & Transportation

Our Energy & Transportation segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Cat® machines. The product and services portfolio includes reciprocating engines, generator sets, marine propulsion systems, gas turbines and turbine-related services, the remanufacturing of Cat engines and components and remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services and product support of on-highway vocational trucks for North America.

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

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.  Principal global competitors include Cummins Inc., Rolls-Royce Power Systems, GE Oil & Gas, GE Power, Deutz AG and Wärtsilä Corp.  Other competitors, such as MAN Diesel & Turbo SE, Siemens Energy, Rolls-Royce Marine, Mitsubishi Heavy Industries Ltd., Volvo Penta, Weichai Power Co., Ltd., Kirloskar Oil Engines Limited and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., Inc., Aggreko plc and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include GE Transportation, Vossloh AG, Siemens Akteingesellschaft, Alstom Transport SA, and Voestalpine AG.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

The Energy & Transportation portfolio includes the following products and related parts:

•	reciprocating engine powered generator sets

•	reciprocating engines supplied to the industrial industry as well as Caterpillar machinery

•	integrated systems used in the electric power generation industry

•	turbines, centrifugal gas compressors and related services

•	reciprocating engines and integrated systems and solutions for the marine and oil and gas industries

•	remanufactured reciprocating engines and components

•	diesel-electric locomotives and components and other rail-related products and services

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

For over 35 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

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

Cat Financial’s retail leases and installment sale contracts (totaling 55 percent*) include:

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

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (22 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 12 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (4 percent*).

•	Short-term receivables Cat Financial purchased from Caterpillar at a discount (8 percent*).

Cat Financial’s retail notes receivables (33 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2016.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 6 — “Cat Financial Financing Activities” of Part II, Item 8 "Financial Statements and Supplementary Data."
_____________________________

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc. and various other banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

Cat Financial has a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial uses interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. For more information regarding match funding, please see Note 3 — “Derivative financial instruments and risk management” of Part II, Item 8 "Financial Statements and Supplementary Data."  See also the risk factors associated with our financial products business included in Item 1 A. of this Form 10-K.

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

Caterpillar Insurance Company, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Insurance Company is licensed to conduct property and casualty insurance business in 50 states, the District of Columbia and Guam, and as such, is also regulated in those jurisdictions.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Insurance Company is also licensed to conduct insurance business through a branch in Zurich, Switzerland and, as such, is regulated by the Swiss Financial Market Supervisory Authority.

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

Raw Materials and Component Products

We source our raw materials and manufactured components from suppliers both domestically and internationally. These purchases include unformed materials and rough and finished parts.  Unformed materials include a variety of steel products, which are then cut or formed to shape and machined in our facilities. Rough parts include various sized steel and iron castings and forgings, which are machined to final specification levels inside our facilities. Finished parts are ready to assemble components, which are made either to Caterpillar specifications or to supplier developed specifications.  We machine and assemble some of the components used in our machines, engines and power generation units and to support our after-market dealer parts sales. We also purchase various goods and services used in production, logistics, offices and product development processes.  We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and leveraging enterprise spend.  We expect our suppliers to maintain, at all times, industry-leading levels of quality and the ability to timely deliver raw materials and component products for our machine and engine products.  We use a variety of agreements with suppliers to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption.  The risks monitored include supplier financial viability, the ability to increase or decrease production levels, business continuity, quality and delivery.

Patents and Trademarks

We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide. These patents and trademarks are generally considered beneficial to our business. We do not regard our business as being dependent upon any single patent or group of patents.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $12.1 billion at December 31, 2016 and $13.0 billion at December 31, 2015. Compared with year-end 2015, the order backlog declined about $900 million. The decrease was in Energy & Transportation and Construction Industries, partially offset by an increase in Resource Industries. Of the total backlog at December 31, 2016, approximately $3.4 billion was not expected to be filled in 2017.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 49 located in the United States and 123 located outside the United States, serving 190 countries.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited, are also sold through its worldwide network of 96 distributors covering 179 countries. The FG Wilson branded electric power generation systems manufactured by our subsidiary Caterpillar Northern Ireland Limited are sold through its worldwide network of 184 distributors covering 145 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 20 distributors covering 130 countries.

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

These sales and service agreements are terminable at will by either party primarily upon 90 days written notice.

Research and Development

We place strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2016, 2015 and 2014, we spent $1,951 million, $2,119 million and $2,380 million, or 5.1, 4.5 and 4.3 percent of our sales and revenues, respectively, on our research and development programs.

Employment

As of December 31, 2016, we employed about 95,400 full-time persons of whom approximately 54,500 were located outside the United States. In the United States, we employed approximately 40,900 employees, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  Full-time employment at the end of 2015 includes approximately 2,100 employees who participated in the U.S. voluntary retirement enhancement program in the U.S. and left the company January 1, 2016. At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2016	2015
Inside U.S.	40,900	47,700
Outside U.S.	54,500	58,000
Total	95,400	105,700

By Region:
North America	41,200	48,000
EAME	20,000	21,300
Latin America	11,400	12,300
Asia/Pacific	22,800	24,100
Total	95,400	105,700

As of December 31, 2016, there were approximately 7,400 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Approximately 5,600 of such employees are covered by collective bargaining agreements with the UAW that expire on March 1, 2017 and December 17, 2018. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

Sales and Revenues

Sales and revenues outside the United States were 59 percent of consolidated sales and revenues for 2016 and 2015 and 62 percent for 2014.

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

MACROECONOMIC RISKS

Our business is highly sensitive to global and regional economic conditions and economic conditions in the industries we serve.

Our results of operations are materially affected by economic conditions globally and regionally and in the particular industries we serve.  The demand for our products and services tends to be cyclical and can be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, perceived or actual industry overcapacity, higher unemployment and lower consumer spending. A prolonged period of economic weakness may also result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges.  Economic conditions vary across regions and countries, and demand for our products and services generally increases in those regions and countries experiencing economic growth and investment.  Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

The energy, transportation and mining industries are major users of our products, including the coal, iron ore, gold, copper, oil and natural gas industries.  Customers in these industries frequently base their decisions to purchase our products on the expected future performance of these industries, which in turn are dependent in part on commodity prices. Prices of commodities in these industries are frequently volatile and can change abruptly and unpredictibly in response to general economic conditions and trends, government actions, regulatory actions, commodity inventories, production levels, market expectations and any disruptions in production or distribution.  Economic conditions affecting the industries we serve may in the future also lead to reduced capital expenditures by our customers. Reduced capital expenditures by our customers are likely to lead to a decrease in the demand for our products and may also result in a decrease in demand for aftermarket parts as customers are likely to extend preventative maintenance schedules and delay major overhauls when possible.

The rates of infrastructure spending, housing starts and commercial construction also play a significant role in our results.  Our products are an integral component of these activities, and as these activities decrease, demand for our products may be significantly impacted, which could negatively impact our results.

Commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material may adversely impact our financial results or our ability to meet commitments to customers.

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

We rely on suppliers to secure material, particularly steel, required for the manufacture of our products. A disruption in deliveries to or from suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  On the other hand, if demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional charges and our profitability may suffer. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations, if we experience excess inventories or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

Changes in government monetary or fiscal policies may negatively impact our results.

Most countries where our products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures, as well as energy and mined products, which in turn affects sales of our products and services that serve these activities.  Interest rate changes may also affect our customers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.  Increases in interest rates could negatively impact sales and create supply chain inefficiencies.

Central banks and other policy arms of many countries take actions to vary the amount of liquidity and credit available in an economy.  The impact from a change in liquidity and credit policies could impact the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.

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

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty.  This includes, for example, the uncertainty related to the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”). Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in a number of different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	imposition of burdensome tariffs or quotas;

•	changes in trade agreements;

•	imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	war or terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.

 OPERATIONAL RISKS

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

We operate in a highly competitive environment.  We compete on the basis of a variety of factors, including product performance, customer service, quality and price.  There can be no assurance that our products will be able to compete successfully with other companies’ products.  Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

Lack of customer acceptance of price increases we announce from time to time, changes in customer requirements for price discounts, changes in our customers’ behavior or a weak pricing environment attributable to industry overcapacity could have an adverse impact on our business, results of operations and financial condition.

In addition, our results and ability to compete may be impacted negatively by changes in our geographic and product mix of sales.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store data that is sensitive to Caterpillar. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting the security, integrity and/or reliability of the hardware and software installed in our products. We have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar attacks. However, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data. The potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

We expect to incur additional restructuring charges as we continue to contemplate cost reduction actions in an effort to optimize our cost structure and may not achieve the anticipated savings and benefits of these actions.

On September 24, 2015, we announced significant restructuring and cost reduction actions expected to occur through 2018 to lower our operating costs in response to current economic and business conditions. We expect to take additional restructuring actions to optimize our cost structure and improve the efficiency of our operation, which will reduce our profitability in the periods incurred. As a result of these actions, we will incur charges, which may include but not be limited to asset impairments, employee termination costs, charges for pension and other postretirement contractual benefits, potential additional pension funding obligations, and pension curtailments, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future cost reduction actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our cost reduction actions. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

We may not realize all of the anticipated benefits from cost-reduction initiatives, cash flow improvement initiatives and efficiency or productivity initiatives.

We are actively engaged in a number of initiatives to increase our productivity, efficiency and cash flow and to reduce costs, which we expect to have a positive long-term effect on our business, competitive position, results of operations and financial condition. For example, one such initiative is to implement sustained improvements in our operational efficiency and order-to-delivery processes so that our lead time is better aligned with customer requirements, as well as to reduce waste, further enhance quality and maximize value for our customers.   There can be no assurance that these initiatives or others will continue to be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.  If these initiatives are not implemented successfully, it could have an adverse effect on our operations and competitive position.

Our business is subject to the inventory management decisions and sourcing practices of our dealers and our OEM customers.

We sell finished products primarily through an independent dealer network and directly to OEMs and are subject to risks relating to their inventory management decisions and operational and sourcing practices.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs and market conditions, including levels of used equipment inventory.  Such adjustments may impact our results positively or negatively.  If the inventory levels of our dealers and OEM customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers and OEM customers do not maintain inventory levels sufficient to meet customer demand.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

In pursuing our business strategy, we routinely evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. We often compete with others for the same opportunities. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete complex transactions and manage post-closing matters such as the integration of acquired businesses. Further, while we seek to mitigate risks and liabilities of such transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not accurately or completely disclosed to us or that we inadequately assess. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. Risks associated with our past or future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture;

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;

•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;

•	faulty assumptions may be made regarding the macroeconomic environment or the integration process;

•	unforeseen difficulties may arise in integrating operations, processes and systems;

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

FINANCIAL RISKS

Disruptions or volatility in global financial markets could limit our sources of liquidity, or the liquidity of our customers, dealers and suppliers.

Continuing to meet our cash requirements over the long-term requires substantial liquidity and access to varied sources of funds, including capital and credit markets. Global economic conditions may cause volatility and disruptions in the capital and credit markets. Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  Global or regional economic downturns could cause financial markets to decrease the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers, dealers and suppliers. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position. Furthermore, changes in global economic conditions, including material cost increases and decreases in economic activity in key markets we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.

In addition, demand for our products generally depends on customers’ ability to pay for our products, which, in turn, depends on their access to funds. Changes in global economic conditions may result in customers experiencing increased difficulty in generating funds from operations and capital and credit market volatility and uncertainty may cause financial institutions to revise their lending standards, resulting in customers’ decreased access to capital. If capital and credit market volatility occurs, customers’ liquidity may decline which, in turn, would reduce their ability to purchase our products.

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to their respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings. On December 13, 2016, Moody’s Investors Service (Moody’s) downgraded the long- and short-term ratings of Caterpillar and Cat Financial to A3 from A2 and to Prime-2 from Prime-1. A further downgrade of Caterpillar or Cat Financial’s credit ratings by Moody’s or one of the other major credit rating agencies could adversely affect Caterpillar’s and Cat Financial’s cost of funds, liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

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

Continuing to meet Cat Financial's cash requirements over the long-term could require substantial liquidity and access to sources of funds, including capital and credit markets. Cat Financial has continued to maintain access to key global medium term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing. If global economic conditions were to deteriorate, Cat Financial could face materially higher financing costs, become unable to access adequate funding to operate and grow its business and/or meet its debt service obligations as they mature, and be required to draw upon contractually committed lending agreements and/or seek other funding sources. However, there can be no assurance that such agreements and other funding sources would be available or sufficient under extreme market conditions.  Any of these events could negatively impact Cat Financial’s business, as well as our and Cat Financial's results of operations and financial condition.

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

•
As Cat Financial’s lending agreements are primarily with financial institutions, their ability to perform in accordance with any of its underlying agreements could be adversely affected by market volatility and/or disruptions in financial markets.

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

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies.  We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  Fluctuations in currency exchange rates have had, and will continue to have, an impact on our results as expressed in U.S. dollars.  There can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. While the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates. In addition, our outlooks do not assume fluctuations in currency exchange rates. Adverse fluctuations in currency exchange rates from the date of our outlooks could cause our actual results to differ materially from those anticipated in our outlooks and adversely impact our business, results of operations and financial condition.

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

We maintain a number of credit facilities to support general corporate purposes (facilities) and have issued debt securities to manage liquidity and fund operations (debt securities).  The agreements relating to a number of the facilities and the debt securities contain certain restrictive covenants applicable to us and certain of our subsidiaries, including Cat Financial.  These covenants include maintaining a minimum consolidated net worth (defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within accumulated other comprehensive income (loss)), limitations on the incurrence of liens and certain restrictions on consolidation and merger. Cat Financial has also agreed under certain of these agreements not to exceed a certain leverage ratio (consolidated debt to consolidated net worth, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31), to maintain a minimum interest coverage ratio (profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended) and not to terminate, amend or modify its support agreement with us.

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

Sustained increases in funding obligations under our pension plans may impair our liquidity or financial condition.

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and a certain level of future benefit payments. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected and increased contribution requirements.  We are expecting to make contributions to our pension plans in the future, and may be required to make contributions that could be material.  We may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock or a combination of the foregoing, as permitted by applicable law. Our assumptions for future benefit payments may also be materially higher than projected.  These factors could significantly increase our payment obligations under the plans, and as a result, adversely affect our business and overall financial condition.

LEGAL & REGULATORY RISKS

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, repatriation of cash to the United States, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected. For information regarding additional legal matters related to our taxes, please see Note 5 — "Income taxes" and Note 22 — "Environmental and legal matters" of Part II, Item 8 "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

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

Cat Financial’s operations are highly regulated by governmental authorities in the locations where it operates, which can impose significant additional costs and/or restrictions on its business. In the U.S., for example, certain of Cat Financial’s activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which includes extensive provisions regulating the financial services industry. As such, Cat Financial has become and could continue to become subject to additional regulatory costs that could be significant and have an adverse effect on Cat Financial's and our results of operations and financial condition. Additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on Cat Financial's and our results of operations and financial condition.

We are subject to stringent environmental laws and regulations that impose significant compliance costs.

Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations globally, including laws and regulations governing emissions to noise, air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste materials. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors or other third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. The potential liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, there can be no assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Executive Officers of the Registrant.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Douglas R. Oberhelman (63)	Chairman (2010)	Chief Executive Officer (2010-2016)
D. James Umpleby III (58)	Chief Executive Officer (2017)	Vice President (2010-2012), Group President (2013-2016)
Bradley M. Halverson (56)	Group President and Chief Financial Officer (2013)	Vice President (2010-2012)
Robert B. Charter (53)	Group President (2015)	Vice President (2009-2015)
Thomas A. Pellette (54)	Group President (2015)	Vice President (2013-2015), Vice President, Customer Services, Solar (2010-2013)
Denise C. Johnson (50)	Group President (2016)	Vice President (2012-2016), General Manager, Specialty Products (2011-2012)
Bob De Lange (47)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014), Regional Product Manager, Medium Wheel Loaders (2010-2013)
James B. Buda (69)	Executive Vice President, Law and Public Policy (2012)	Senior Vice President and Chief Legal Officer (2011 - 2012)
Jananne A. Copeland (54)	Chief Accounting Officer (2007)	Chief Accounting Officer and Corporate Controller (2010 - 2012)

Item 2.	Properties.

General Information
Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Construction Industries, Resource Industries or Energy & Transportation segments, several plants are involved in manufacturing relating to more than one business segment.  In addition, several plants reported in our financial statements under the All Other segments are involved in the manufacturing of components that are used in the assembly of products for more than one business segment.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for Construction Industries, Resource Industries and Energy & Transportation.  The research and development activities carried on at our Technical Center in Mossville, Illinois involve products for Construction Industries, Resource Industries and Energy & Transportation.

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

Headquarters and Other Key Offices
Our corporate headquarters are currently in Peoria, Illinois.  On January 31, 2017, we announced plans to establish a corporate headquarters in the Chicago, Illinois area. Additional marketing and operating headquarters are located both inside and outside the United States including San Diego, California; Geneva, Switzerland; Beijing, China; Singapore, Republic of Singapore; Piracicaba, Brazil, and Tokyo, Japan.  Our Financial Products business is headquartered in leased offices located in Nashville, Tennessee.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We operate a Technical Center located in Mossville, Illinois, and various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

Parts Distribution Centers
Distribution of our parts is conducted from parts distribution centers inside and outside the United States. We operate parts distribution centers in the following locations: Morton, Illinois; Mossville, Illinois; Arvin, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; St. Paul, Minnesota; Clayton, Ohio; Houston, Pennsylvania; York, Pennsylvania; Waco, Texas; Duffield, Virginia; Spokane, Washington; Melbourne, Australia; Queensland, Australia; Grimbergen, Belgium; Piracicaba, Brazil; Shanghai, China; Dortmund, Germany; Lunen, Germany; San Luis Potosi, Mexico; Singapore, Republic of Singapore; Moscow, Russia; Johannesburg, South Africa, and Dubai, United Arab Emirates. We also own or lease other facilities that support our distribution activities.

Remanufacturing and Components
Remanufacturing of our products is reported in our Energy & Transportation segment and is conducted primarily at the facilities in the following locations: Franklin, Indiana; Corinth, Mississippi, Prentiss County, Mississippi; West Fargo, North Dakota; Piracicaba, Brazil; Shanghai, China; and Nuevo Laredo, Mexico.
Component manufacturing is reported in the All Other segments and is conducted primarily at facilities in the following locations: Aurora, Illinois; East Peoria, Illinois; Mapleton, Illinois; Peoria, Illinois; Menominee, Michigan; Boonville, Missouri; West Plains, Missouri; Goldsboro, North Carolina; Sumter, South Carolina; Tianjin, China; Xuzhou, China; Atessa, Italy; Bazzano, Italy; Frosinone, Italy; San Eusebio, Italy; Ramos Arizpe, Mexico; Pyeongtaek, South Korea; Shrewsbury, United Kingdom and Skinningrove, United Kingdom.
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

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Belgium: Gosselies
	Illinois: Aurora, Decatur, East Peoria	Brazil: Campo Largo, Piracicaba
	North Carolina: Clayton, Sanford	China: Suzhou, Wujiang, Xuzhou, Qingzhou
	Texas: Victoria	France: Grenoble, Echirolles
	Georgia: Athens, LaGrange	Hungary: Godollo
India: Thiruvallar
Indonesia: Jakarta
Italy: Minerbio
Japan: Akashi, Sagamihara
Poland: Janow, Sosnowiec
Russia: Tosno, Novosibirsk
United Kingdom: Desford, Stockton
Thailand: Rayong

Resource Industries	Illinois: Aurora, Decatur, East Peoria, Joliet	China: Langfang, Tongzhou, Wuxi, Zhengzhou
	Pennsylvania: Houston	France: Arras
	South Carolina: Sumter	Germany: Dortmund, Lunen
	Tennessee: Dyersburg	India: Hosur, Thiruvallur
	Texas: Denison	Indonesia: Batam
	Wisconsin: South Milwaukee	Italy: Jesi
Japan: Sagamihara
Mexico: Acuna, Monterrey, Reynosa, Torreon
Russia: Tosno
Thailand: Rayong

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Revesby
	California: San Diego	Belgium: Gosselies
	Colorado: Denver	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin	China: Tianjin, Wuxi
	Illinois: Island Lake, LaGrange, Mossville, Mapleton, Pontiac	Czech Republic: Zatec
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Oklahoma: Broken Arrow	India: Hosur, Aurangabad
	North Carolina: Winston-Salem	Mexico: San Luis Potosi, Tijuana
	Kentucky: Decoursey, Mayfield	Republic of Singapore: Singapore
	South Carolina: Newberry	Sweden: Ockero Islands
	Texas: Channelview, De Soto, Mabank, San Antonio, Schertz, Seguin, Sherman	Switzerland: Riazzino
United Kingdom: Larne, Monkstown, Peterborough, Sandiacre, Shoreham, South Queensferry, Springvale, Stafford, Wimborne

Item 3.	Legal Proceedings.

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

Price Ranges: Quarterly price ranges of Caterpillar common stock on the New York Stock Exchange, the principal market in which the stock is traded, were:

	2016		2015
Quarter	High	Low	High	Low
First	$77.25	$56.36	$92.37	$78.19
Second	$80.89	$69.04	$89.62	$79.39
Third	$88.98	$73.46	$85.45	$62.99
Fourth	$97.40	$80.33	$75.93	$63.10

Number of Stockholders: Stockholders of record at year-end totaled 29,394, compared with 30,274 at the end of 2015.

Performance Graph:  Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2016

The graph below shows the cumulative stockholder return assuming an investment of $100 on December 31, 2011, and reinvestment of dividends issued thereafter.

	2011	2012	2013	2014	2015	2016
Caterpillar Inc.	$100.00	$101.58	$105.08	$108.69	$83.74	$119.01
S&P 500	$100.00	$115.98	$153.51	$174.47	$176.88	$197.98
S&P 500 Machinery	$100.00	$177.09	$148.67	$155.05	$131.84	$176.40

Additional information required by Item 5 regarding our stock is included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Dividends paid per common share."

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2016, we had 27 employee stock purchase plans (the "EIP Plans") administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate.  During the fourth quarter of 2016, approximately 71,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter of 2016.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1-31, 2016	1,775	$69.03	N/A	N/A
November 1-30, 2016	1,381	$95.13	N/A	N/A
December 1-31, 2016	292	$95.72	N/A	N/A
Total	3,448	$81.74
_____________________________

(1)	Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Item 6.	Selected Financial Data.

Five-year Financial Summary
(Dollars in millions except per share data)
	2016	2015	[6]	2014	[6]	2013	[6]	2012	[6]
Years ended December 31,
Sales and revenues	$38,537	$47,011		$55,184		$55,656		$65,875
Percent inside the United States	41%	41%		38%		33%		31%
Percent outside the United States	59%	59%		62%		67%		69%
Sales	$35,773	$44,147		$52,142		$52,694		$63,068
Revenues	$2,764	$2,864		$3,042		$2,962		$2,807
Profit (loss) [4]	$(67)	$2,512		$2,452		$6,556		$5,397
Profit (loss) per common share [1]	$(0.11)	$4.23		$3.97		$10.16		$8.27
Profit (loss) per common share–diluted [2,5]	$(0.11)	$4.18		$3.90		$9.95		$8.06
Dividends declared per share of common stock	$3.08	$3.01		$2.70		$2.32		$2.02
Return on average common stockholders’ equity [3]	(0.5)%	15.8%		13.0%		34.1%		35.4%
Capital expenditures:
Property, plant and equipment	$1,109	$1,388		$1,539		$2,522		$3,350
Equipment leased to others	$1,819	$1,873		$1,840		$1,924		$1,726
Depreciation and amortization	$3,034	$3,046		$3,163		$3,087		$2,813
Research and development expenses	$1,951	$2,119		$2,380		$1,552		$2,491
As a percent of sales and revenues	5.1%	4.5%		4.3%		2.8%		3.8%
Average number of employees	99,500	110,800		115,600		122,500		127,800
December 31,
Total assets	$74,704	$78,342		$84,498		$84,755		$88,833
Long-term debt due after one year:
Consolidated	$22,818	$25,169		$27,696		$26,643		$27,672
Machinery, Energy & Transportation	$8,436	$8,960		$9,445		$7,961		$8,624
Financial Products	$14,382	$16,209		$18,251		$18,682		$19,048
Total debt:
Consolidated	$36,783	$38,013		$39,195		$37,672		$40,060
Machinery, Energy & Transportation	$9,152	$9,486		$9,964		$8,737		$10,372
Financial Products	$27,631	$28,527		$29,231		$28,935		$29,688

[1]	Computed on weighted-average number of shares outstanding.

[2]	Computed on weighted-average number of shares outstanding diluted by assumed exercise of stock-based compensation awards, using the treasury stock method.

[3]	Represents profit (loss) divided by average stockholders’ equity (beginning of year stockholders’ equity plus end of year stockholders’ equity divided by two).

[4]	Profit (loss) attributable to common stockholders.

[5]	In 2016, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

[6]	Reflects the change in accounting principle for pension and other postretirement benefit plans (see Note 1B) and changes from the adoption of new accounting guidance (see Note 1K).

Additional information required by Item 6 is included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2016 Form 10-K.
OVERVIEW
Our sales and revenues for 2016 were $38.537 billion, down $8.474 billion, or 18 percent, from $47.011 billion in 2015. Sales declined across the company reflecting weak end-user demand in most of the industries we serve including in construction, oil and gas, mining and rail. A loss of $67 million was incurred in 2016, compared with profit of $2.512 billion in 2015. The decline was primarily due to lower sales volume, the unfavorable impact of higher mark-to-market losses related to remeasurement of our pension and other postemployment benefits (OPEB) plans, unfavorable price realization and a goodwill impairment charge in Resource Industries. These unfavorable items were partially offset by lower costs resulting from restructuring and other cost reduction actions.
Fourth-quarter 2016 sales and revenues were $9.574 billion, a 13 percent decrease from $11.030 billion in the fourth quarter of 2015. A loss of $1.171 billion was incurred in the fourth quarter of 2016 compared with a loss of $94 million in the fourth quarter of 2015. The loss was $2.00 per share in the fourth quarter of 2016 compared with a loss per share of $0.16 in the fourth quarter of 2015. Profit declined primarily due to the unfavorable impact of increased mark-to-market losses related to remeasurement of our pension and OPEB plans, a goodwill impairment charge and lower sales volume. These unfavorable items were partially offset by lower costs resulting from restructuring and other cost reduction actions and lower restructuring costs.
Highlights for 2016 include:

•	Sales and revenues in 2016 were $38.537 billion, down 18 percent from 2015. Sales declined in all segments and all regions.

•	Results for both 2015 and 2016 included significant restructuring costs and 2016 also included three large non-cash items.

•	Restructuring costs were $1.019 billion in 2016, or $1.16 per share, compared with restructuring costs of $898 million in 2015, or $0.98 per share.

•
Mark-to-market losses related to remeasurement of our pension and OPEB plans were $985 million in 2016, or $1.15 per share, a significant increase from mark-to-market losses in 2015 of $179 million, or $0.19 per share.

•	Results for 2016 included a goodwill impairment charge in Resource Industries of $595 million, or $0.98 per share.

•	Results for 2016 included a $141 million charge to increase deferred tax valuation allowances, or $0.24 per share.

•
The loss per share was $0.11 for 2016, and excluding the above items, adjusted profit was $3.42 per share. For 2015, profit per share was $4.18, and excluding restructuring costs and mark-to-market losses, adjusted profit was $5.35 per share.

•	Inventory declined about $900 million during the fourth quarter of 2016. For the full year, inventory decreased about $1.1 billion.

•	Machinery, Energy & Transportation (ME&T) operating cash flow for 2016 was about $3.9 billion, more than sufficient to cover capital expenditures and dividends.

Restructuring Costs
In 2016, we continued to undertake a wide range of actions across the enterprise to lower our cost structure in response to weak economic conditions. Restructuring costs of $395 million in the fourth quarter of 2016 were related to restructuring programs across the company. During 2016, we incurred $1.019 billion in restructuring costs, primarily related to Resource Industries and Energy & Transportation. In 2017, we expect restructuring actions to continue and anticipate costs of about $500 million.
Notes:

•
Effective January 1, 2016, we made several changes that impacted the accounting for pension and other postemployment benefits. We also made changes to organizational accountabilities and internal reporting that impacted segment results. Our 2015 financial information has been recast to be consistent with the 2016 presentation.

•	Glossary of terms included on pages 47 to 49; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on pages 62-63.

2016 COMPARED WITH 2015

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between 2015 (at left) and 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $38.537 billion in 2016, compared with $47.011 billion in 2015, a decline of $8.474 billion, or 18 percent. The decrease was primarily due to lower sales volume attributable to continued weak commodity prices globally and economic weakness in many countries. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment. The unfavorable impact of price realization, primarily in Construction Industries, also contributed to the decline.
Sales volume was also unfavorably impacted by changes in dealer machine and engine inventories as inventories decreased about $1.6 billion in 2016 compared with a decrease of about $1.0 billion in 2015. The unfavorable impact of changes in dealer inventories was primarily in North America. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe some of the expected dealer inventory reduction is a result of increased machine availability through our factories and product distribution centers. We do not expect dealers will reduce inventories in 2017 as much as they did in 2016. We believe the level of dealer inventories at the end of 2017 will depend on dealer expectations for business in 2018.
Sales declined in all regions. In North America, sales decreased 19 percent due to lower end-user demand primarily driven by Construction Industries and Energy & Transportation, and the unfavorable impact of changes in dealer inventories, primarily in Construction Industries. In EAME, sales declined 22 percent, primarily in Africa/Middle East due to weak economic conditions resulting from low oil and other commodity prices and an uncertain investment environment. Sales decreased 29 percent in Latin America, primarily due to widespread economic weakness across the region. The most significant decreases were in Mexico and Brazil. Asia/Pacific sales declined 9 percent, primarily due to lower end-user demand for Energy & Transportation applications and products used in mining, partially offset by an increase in demand for construction equipment mostly in China.
Energy & Transportation’s sales declined 22 percent, largely due to lower end-user demand for oil and gas and transportation applications. Construction Industries’ sales decreased 12 percent due to lower demand from end users, unfavorable price realization and the unfavorable impact of changes in dealer inventories. Resource Industries’ sales declined 26 percent, mostly due to continued low end-user demand. Financial Products’ segment revenues were about flat.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between 2015 (at left) and 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for 2016 was $498 million, compared with $3.785 billion in 2015. The decrease in profit is primarily due to lower sales volume, including an unfavorable mix of products. Our expectation is that sales mix will continue to be unfavorable in 2017. The decrease in profit also includes an unfavorable impact from mark-to-market losses related to remeasurement of our pension and OPEB plans and a goodwill impairment charge in Resource Industries. In addition, price realization, Financial Products and restructuring costs were unfavorable. These items were partially offset by favorable period costs and variable manufacturing costs.
The unfavorable price realization resulted from competitive market conditions, primarily in Construction Industries. We saw competitive pressure during 2016 that started in the last half of 2015 driven by excess industry capacity, unfavorable currency pressure as the impact of the strong dollar benefited competitors based outside the United States and an overall weak economic environment. While we do not expect substantial price improvement in the coming months, we do expect price realization to be neutral to slightly positive in 2017.
Period costs were lower, primarily due to the impact from substantial restructuring and cost reduction actions and lower short-term incentive compensation expense. The reductions primarily impacted period manufacturing costs and selling, general and administrative expenses (SG&A). Variable manufacturing costs were favorable primarily due to improved material costs and the favorable impact of cost absorption. Cost absorption was favorable due to inventory decreasing more significantly in 2015 compared to the decrease in 2016.
Restructuring costs of $1.019 billion in 2016 were related to multiple restructuring actions across the company, primarily in Resource Industries and Energy & Transportation. In 2015, restructuring costs were $898 million.
Short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually. Expense in 2016 was about $250 million as compared to about $585 million in 2015. For 2017, we expect short-term incentive compensation expense will be significantly higher than 2016.

Other Profit/Loss Items

•
Other income/expense in 2016 was income of $146 million, compared with income of $161 million in 2015. The unfavorable change was primarily due to the absence of a gain of $120 million on the sale of the remaining 35 percent interest in our former third-party logistics business. This was mostly offset by a favorable net impact from currency translation and hedging gains and losses. Currency translation and hedging net losses in 2016 were significantly less than the net losses in 2015.

•
The provision for income taxes for 2016 reflects an annual effective tax rate of 36.4 percent compared to 25.5 percent for 2015, excluding the items discussed in the paragraph below. The increase is primarily due to the negative impact from the portion of the Surface Mining & Technology goodwill impairment not deductible for tax purposes offsetting a favorable geographic mix of profits from a tax perspective. The effective tax rate related to 2016 full-year adjusted profit before tax is 26 percent.

The provision for income taxes for 2016 also includes a $141 million non-cash charge for increases in the valuation allowance for U.S. state deferred tax assets due to recent U.S. GAAP losses expected to recur in 2017 in certain state jurisdictions and the weight given this negative objective evidence under income tax accounting guidance. The provision for income taxes for 2015 also included a $42 million net charge to adjust prior years’ U.S. taxes.

Segment Information

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
2016
Construction Industries [1]	$15,612	(12)%	$7,529	(16)%	$1,059	(32)%	$3,270	(17)%	$3,754	13%
Resource Industries [2]	5,726	(26)%	2,068	(30)%	1,001	(19)%	1,179	(33)%	1,478	(17)%
Energy & Transportation [3]	14,411	(22)%	6,680	(19)%	1,104	(33)%	4,201	(22)%	2,426	(26)%
All Other Segments [4]	139	(32)%	46	(42)%	3	(79)%	28	(46)%	62	7%
Corporate Items and Eliminations	(115)		(98)		(3)		(9)		(5)
Machinery, Energy & Transportation Sales	35,773	(19)%	16,225	(19)%	3,164	(29)%	8,669	(22)%	7,715	(9)%

Financial Products Segment	2,993	(3)%	1,862	3%	336	(16)%	401	(2)%	394	(14)%
Corporate Items and Eliminations	(229)		(125)		(45)		(17)		(42)
Financial Products Revenues	2,764	(3)%	1,737	2%	291	(19)%	384	(1)%	352	(16)%

Consolidated Sales and Revenues	$38,537	(18)%	$17,962	(18)%	$3,455	(28)%	$9,053	(21)%	$8,067	(9)%

2015
Construction Industries [1]	$17,797		$9,006		$1,546		$3,930		$3,315
Resource Industries [2]	7,739		2,953		1,231		1,769		1,786
Energy & Transportation [3]	18,519		8,204		1,651		5,365		3,299
All Other Segments [4]	203		79		14		52		58
Corporate Items and Eliminations	(111)		(118)		2		—		5
Machinery, Energy & Transportation Sales	44,147		20,124		4,444		11,116		8,463

Financial Products Segment	3,078		1,812		400		408		458
Corporate Items and Eliminations	(214)		(111)		(42)		(22)		(39)
Financial Products Revenues	2,864		1,701		358		386		419

Consolidated Sales and Revenues	$47,011		$21,825		$4,802		$11,502		$8,882

[1]	Does not include inter-segment sales of $78 million and $109 million in 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $284 million and $332 million in 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $2,540 million and $2,877 million in 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $405 million and $390 million in 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	2015	Sales Volume	Price Realization	Currency	Other	2016	$ Change	% Change

Construction Industries	$17,797	$(1,632)	$(539)	$(14)	$—	$15,612	$(2,185)	(12)%
Resource Industries	7,739	(1,852)	(155)	(6)	—	5,726	(2,013)	(26)%
Energy & Transportation	18,519	(3,934)	(68)	(106)	—	14,411	(4,108)	(22)%
All Other Segments	203	(63)	—	(1)	—	139	(64)	(32)%
Corporate Items and Eliminations	(111)	(8)	2	2	—	(115)	(4)
Machinery, Energy & Transportation Sales	44,147	(7,489)	(760)	(125)	—	35,773	(8,374)	(19)%

Financial Products Segment	3,078	—	—	—	(85)	2,993	(85)	(3)%
Corporate Items and Eliminations	(214)	—	—	—	(15)	(229)	(15)
Financial Products Revenues	2,864	—	—	—	(100)	2,764	(100)	(3)%

Consolidated Sales and Revenues	$47,011	$(7,489)	$(760)	$(125)	$(100)	$38,537	$(8,474)	(18)%

Operating Profit (Loss) by Segment
(Millions of dollars)	2016	2015	$ Change	% Change
Construction Industries	$1,650	$1,865	$(215)	(12)%
Resource Industries	(1,047)	1	(1,048)	(104,800)%
Energy & Transportation	2,222	3,390	(1,168)	(34)%
All Other Segments	(77)	(75)	(2)	(3)%
Corporate Items and Eliminations	(2,659)	(1,911)	(748)
Machinery, Energy & Transportation	89	3,270	(3,181)	(97)%

Financial Products Segment	702	809	(107)	(13)%
Corporate Items and Eliminations	(53)	(35)	(18)
Financial Products	649	774	(125)	(16)%
Consolidating Adjustments	(240)	(259)	19
Consolidated Operating Profit	$498	$3,785	$(3,287)	(87)%

Construction Industries
Construction Industries’ sales were $15.612 billion in 2016, a decrease of $2.185 billion, or 12 percent, from 2015. The decrease in sales was primarily due to lower volume and unfavorable price realization. While sales declined for both new equipment and aftermarket parts, most of the decrease was for new equipment.

•
The sales volume decline was primarily due to a decrease in deliveries to end users and the unfavorable impact of changes in dealer inventories. Dealers lowered inventories more significantly in 2016 than in 2015.

•	Price realization was unfavorable $539 million due to competitive market conditions resulting from excess industry capacity and an overall weak economic environment.
Sales decreased in North America, EAME and Latin America and were higher in Asia/Pacific.

•
In North America, the sales decline was primarily due to lower end-user demand. The sales decline was also due to a decrease in dealer inventories in 2016 compared to relatively flat inventories in 2015. Unfavorable price realization resulted from competitive market conditions. The availability of used equipment has negatively impacted sales in North America during 2016 and we expect some negative impact in 2017.

•
Lower sales in EAME were primarily due to lower end-user demand and the unfavorable impact of changes in dealer inventories. In addition, price realization was unfavorable across the region due to competitive market conditions. Dealer inventories decreased in 2016 while inventories remained flat in 2015. We expect sales in Africa/Middle East to be negatively impacted in 2017 due to overall economic weakness and continued pressure on economies that rely on oil revenues to drive economic growth.

•	In Latin America, end-user demand was down across most of the region, with the most significant decline in Brazil due to weak economic conditions.

•
Sales in Asia/Pacific were higher as a result of an increase in end-user demand primarily in China stemming from increased government support in infrastructure and residential investment. In addition, the impact of changes in dealer inventories was favorable as inventories increased slightly in 2016 compared to a decrease in inventories in 2015.

Construction Industries’ profit was $1.650 billion in 2016, compared with $1.865 billion in 2015. The decrease in profit was primarily due to lower sales volume and unfavorable price realization resulting from competitive market conditions. The decline was partially offset by favorable costs, primarily due to the impact from restructuring and cost reduction actions, improved material costs, the favorable impact of cost absorption and the absence of an unfavorable impact from litigation in 2015. The impact of cost absorption was favorable as inventory decreased more significantly in 2015 than in 2016.

Resource Industries
Resource Industries’ sales were $5.726 billion in 2016, a decrease of $2.013 billion, or 26 percent, from 2015. The decline was almost entirely due to lower sales volume. Sales were lower for both new equipment and aftermarket parts, however, most of the decrease was for new equipment. Aftermarket parts sales have increased sequentially in each of the last three quarters.
The sales decrease was primarily due to lower end-user demand across all regions. While most commodity prices improved in the fourth quarter over a year earlier, current prices have not been sufficient to drive an increase in short-term demand for new equipment. We believe commodity prices must stabilize for a longer period of time to positively impact our sales. We believe idle mining trucks on customer sites are also having a negative impact on end-user demand. In 2016, mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. We believe miners’ capital spending will be about flat in 2017 after several years of decline. However, we believe commodity prices at higher levels than a year ago, along with sequential improvements in part sales in each of the last three quarters of 2016 and improvements in quoting and order activity in the fourth quarter of 2016, reflect positive trends in Resource Industries that, if sustained, could positively impact future results.
Resource Industries incurred a loss of $1.047 billion in 2016, compared with profit of $1 million in 2015. The most significant item impacting 2016 was a goodwill impairment charge of $595 million related to the Surface Mining & Technology reporting unit. Excluding the impairment charge, the remaining unfavorable change was mostly due to lower sales volume and unfavorable price realization. These items were partially offset by lower costs due to the impact from restructuring and cost reduction actions, improved material costs and lower short-term incentive compensation expense.

Energy & Transportation
Energy & Transportation’s sales were $14.411 billion in 2016, a decrease of $4.108 billion, or 22 percent, from 2015. The decrease was almost entirely the result of lower sales volume. Sales decreased in all applications with oil and gas and transportation representing nearly 80 percent of the Energy & Transportation decline.

•
Oil and Gas - Sales continued to decrease in all regions due to low oil prices. Although oil prices were low in 2015 and 2016, our sales during the first half of 2015 benefited from a strong order backlog. The sales decline was most significant in equipment used for production, drilling and well servicing.

•
Transportation - Sales decreased in all geographic regions. The most significant decline was in North America, primarily due to significant weakness in the rail industry that we expect will persist in 2017. Rail remains challenged with low traffic volume and a significant number of idle locomotives. We believe our sales into the rail industry, including rail services and aftermarket, are being negatively impacted by idled fleets resulting from weak commodity prices. We expect the availability of our North American Tier 4 freight locomotive offering to positively impact sales in 2017. In Asia/Pacific, the decrease was due to the absence of a large sale of locomotives in 2015 and a decline in demand for equipment used in marine applications, primarily for work boats. Demand in Latin America and EAME were also negatively impacted by the weakness in the rail industry.

•
Power Generation - Sales decreased in all regions, but primarily in EAME. The decline in EAME was primarily a result of continued weakness in the Middle East with continued low oil prices limiting investments. We expect low oil prices will continue to limit investments in oil-producing regions of Africa/Middle East in 2017. The declines in both North America and Asia/Pacific were primarily due to the absence of several large projects and weakness in power generation demand for oil and gas development. The decline in Latin America was primarily due to weak economic conditions.

•	Industrial - Sales were lower in EAME, North America and Latin America and about flat in Asia Pacific. The decline in sales was primarily due to lower end-user demand for most industrial applications.
Energy & Transportation’s profit was $2.222 billion in 2016, compared with $3.390 billion in 2015. The decline was due to a decrease in sales volume, including an unfavorable mix of products. This was partially offset by lower costs primarily due to restructuring and cost reduction actions, favorable material costs and lower short-term incentive compensation expense.

Financial Products Segment
Financial Products’ revenues were $2.993 billion, a decrease of $85 million, or 3 percent, from 2015. The decline was primarily due to lower average earning assets in Asia/Pacific and Latin America, an unfavorable impact from returned or repossessed equipment, primarily in North America and lower average financing rates in Latin America. These decreases were partially offset by higher average financing rates and higher average earning assets in North America.
Financial Products’ profit was $702 million in 2016, compared with $809 million in 2015. The decrease was primarily due to an unfavorable impact from returned or repossessed equipment, an unfavorable impact from lower average earning assets, a decrease in net yield on average earning assets reflecting geographic mix changes and an increase in the provision for credit losses at Cat Financial. These unfavorable impacts were partially offset by a decrease in SG&A expenses.
At the end of 2016, past dues at Cat Financial were 2.38 percent, compared with 2.14 percent at the end of 2015. The increase in past dues was primarily driven by the European marine portfolio. Write-offs, net of recoveries, were $123 million for the full-year 2016, compared with $155 million for the full-year 2015.
As of December 31, 2016, Cat Financial's allowance for credit losses totaled $343 million, or 1.29 percent of net finance receivables, compared with $338 million, or 1.22 percent of net finance receivables at year-end 2015.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $2.712 billion in 2016, which was an increase of $766 million compared with 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences as segments use a current cost methodology; and inter-segment eliminations.
The most significant item was the unfavorable impact of mark-to-market losses related to remeasurement of our pension and OPEB plans. Mark-to-market losses in 2016 were $985 million compared to mark-to-market losses of $179 million in 2015. The remaining decrease in expense of $40 million was primarily due to a favorable impact from methodology differences, partially offset by a $121 million increase in restructuring costs.

FOURTH QUARTER 2016 COMPARED WITH FOURTH QUARTER 2015

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the fourth quarter of 2015 (at left) and the fourth quarter of 2016 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $9.574 billion in the fourth quarter of 2016, a decline of $1.456 billion, or 13 percent, compared with $11.030 billion in the fourth quarter of 2015. The decrease was almost entirely due to lower sales volume, resulting from lower end-user demand attributable to continued weak commodity prices globally and economic weakness in many countries. Although some commodity prices improved in the fourth quarter of 2016, the improvement was too recent to significantly impact our sales for the quarter. Sales for new equipment declined, while aftermarket parts sales were about flat. The unfavorable impact of price realization also contributed to the decline.
Sales declined in all regions except Asia/Pacific. In EAME, sales declined 30 percent primarily in Africa/Middle East due to weak economic conditions resulting from the continuing impact of low oil prices and an uncertain investment environment. In North America, sales decreased 15 percent primarily due to lower end-user demand for equipment used for infrastructure, the impact of continued low oil prices and an uncertain economic environment. Sales decreased 16 percent in Latin America primarily due to continued widespread economic weakness and inflation across the region. Asia/Pacific sales increased 10 percent primarily due to increased infrastructure and residential investment in China.
Energy & Transportation’s sales declined 15 percent largely due to lower end-user demand for most applications. Resource Industries’ sales declined 23 percent mostly due to continued low end-user demand. Construction Industries’ sales decreased 8 percent primarily due to lower demand from end users, partially offset by favorable changes in dealer inventories. Financial Products’ segment revenues were about flat with the fourth quarter of 2015.

CONSOLIDATED OPERATING PROFIT / (LOSS)

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit (Loss) between the fourth quarter of 2015 (at left) and the fourth quarter of 2016 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating loss for the fourth quarter of 2016 was $1.262 billion, compared with a loss of $175 million in the fourth quarter of 2015, an unfavorable change of $1.087 billion. The most significant items were the unfavorable impact from mark-to-market losses related to pension and OPEB plans and a goodwill impairment charge in Resource Industries. Excluding these items, operating profit improved $279 million compared to the fourth quarter of 2015. The improvement was mostly due to lower period costs, a decrease in restructuring costs and favorable variable manufacturing costs, partially offset by lower sales volume. The unfavorable price realization resulted from competitive market conditions, primarily in Resource Industries.
Period costs were lower primarily due to substantial restructuring and cost reduction actions over the past year. The reductions impacted period manufacturing costs, selling, general and administrative expenses and research and development expenses about equally. Variable manufacturing costs were favorable mostly due to the impact of cost absorption as inventory decreased more significantly in the fourth quarter of 2015, compared to the fourth quarter of 2016.
Restructuring costs of $395 million in the fourth quarter of 2016 were related to restructuring programs across the company. In the fourth quarter of 2015, restructuring costs were $679 million, primarily related to a reduction in workforce.

Other Profit/Loss Items

▪
Other income/expense in the fourth quarter of 2016 was income of $34 million, compared with income of $54 million in the fourth quarter of 2015. The unfavorable change was primarily due to lower gains from the sales of securities in the fourth quarter of 2016, compared to the fourth quarter of 2015, and the impact from currency translation and hedging gains and losses. The unfavorable change in currency translation and hedging gains and losses was due to higher net losses in the fourth quarter of 2016, compared to the fourth quarter of 2015.

▪
The provision for income taxes in the fourth quarter reflects an annual effective tax rate of 36.4 percent compared to 25.5 percent for the full-year 2015, excluding the items discussed below. The effective tax rate related to 2016 full-year adjusted profit before tax is 26 percent.

The provision for income taxes for the fourth quarter of 2016 also includes a $170 million charge related to the change from the third-quarter estimated annual tax rate of 25 percent. The increase is primarily due to the negative impact from the portion of the Surface Mining & Technology goodwill impairment not deductible for tax purposes offsetting benefits related to the majority of pension and OPEB mark-to-market losses taxed at higher U.S. rates. In addition, the provision for income taxes for 2016 also includes a $141 million non-cash charge for increases in the valuation allowance for U.S. state deferred tax assets due to recent U.S. GAAP losses expected to recur in 2017 in certain state jurisdictions and the weight given this negative objective evidence under income tax accounting guidance. The provision for income taxes for the fourth quarter of 2015 also included a benefit of $92 million related to the decrease from the third-quarter estimated annual tax rate, primarily due to the renewal in the fourth quarter of the U.S. research and development tax credit for 2015.

Segment Information

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Fourth Quarter 2016
Construction Industries [1]	$3,589	(8)%	$1,569	(16)%	$264	(11)%	$624	(34)%	$1,132	41%
Resource Industries [2]	1,443	(23)%	471	(24)%	221	(21)%	297	(35)%	454	(14)%
Energy & Transportation [3]	3,849	(15)%	1,722	(11)%	347	(16)%	1,063	(26)%	717	(5)%
All Other Segments [4]	32	(14)%	11	(35)%	—	(100)%	5	(17)%	16	23%
Corporate Items and Eliminations	(28)	—	(23)		(2)		(2)		(1)
Machinery, Energy & Transportation Sales	8,885	(14)%	3,750	(15)%	830	(16)%	1,987	(30)%	2,318	10%

Financial Products Segment	742	(1)%	464	3%	83	(14)%	99	2%	96	(4)%
Corporate Items and Eliminations	(53)		(29)		(9)		(4)		(11)
Financial Products Revenues	689	(3)%	435	(2)%	74	(12)%	95	3%	85	(6)%

Consolidated Sales and Revenues	$9,574	(13)%	$4,185	(14)%	$904	(16)%	$2,082	(29)%	$2,403	10%

Fourth Quarter 2015
Construction Industries [1]	$3,905		$1,863		$298		$942		$802
Resource Industries [2]	1,878		616		280		454		528
Energy & Transportation [3]	4,544		1,944		411		1,431		758
All Other Segments [4]	37		17		1		6		13
Corporate Items and Eliminations	(46)		(47)		—		—		1
Machinery, Energy & Transportation Sales	10,318		4,393		990		2,833		2,102

Financial Products Segment	746		452		97		97		100
Corporate Items and Eliminations	(34)		(6)		(13)		(5)		(10)
Financial Products Revenues	712		446		84		92		90

Consolidated Sales and Revenues	$11,030		$4,839		$1,074		$2,925		$2,192

[1]	Does not include inter-segment sales of $31 million and $43 million in the fourth quarter 2016 and 2015, respectively.

[2]	Does not include inter-segment sales of $87 million and $82 million in the fourth quarter 2016 and 2015, respectively.

[3]	Does not include inter-segment sales of $621 million and $615 million in the fourth quarter 2016 and 2015, respectively.

[4]	Does not include inter-segment sales of $117 million and $99 million in the fourth quarter 2016 and 2015, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Fourth Quarter 2015	Sales Volume	Price Realization	Currency	Other	Fourth Quarter 2016	$ Change	% Change

Construction Industries	$3,905	$(363)	$1	$46	$—	$3,589	$(316)	(8)%
Resource Industries	1,878	(388)	(62)	15	—	1,443	(435)	(23)%
Energy & Transportation	4,544	(663)	(21)	(11)	—	3,849	(695)	(15)%
All Other Segments	37	(5)	—	—	—	32	(5)	(14)%
Corporate Items and Eliminations	(46)	16	2	—	—	(28)	18
Machinery, Energy & Transportation Sales	10,318	(1,403)	(80)	50	—	8,885	(1,433)	(14)%

Financial Products Segment	746	—	—	—	(4)	742	(4)	(1)%
Corporate Items and Eliminations	(34)	—	—	—	(19)	(53)	(19)
Financial Products Revenues	712	—	—	—	(23)	689	(23)	(3)%

Consolidated Sales and Revenues	$11,030	$(1,403)	$(80)	$50	$(23)	$9,574	$(1,456)	(13)%

Operating Profit (Loss) by Segment
(Millions of dollars)	Fourth Quarter 2016	Fourth Quarter 2015	$ Change	% Change
Construction Industries	$334	$178	$156	88%
Resource Industries	(711)	(80)	(631)	(789)%
Energy & Transportation	638	741	(103)	(14)%
All Other Segments	(34)	(39)	5	13%
Corporate Items and Eliminations	(1,572)	(1,088)	(484)
Machinery, Energy & Transportation	(1,345)	(288)	(1,057)	(367)%

Financial Products Segment	149	191	(42)	(22)%
Corporate Items and Eliminations	(9)	(15)	6
Financial Products	140	176	(36)	(20)%
Consolidating Adjustments	(57)	(63)	6
Consolidated Operating Profit (Loss)	$(1,262)	$(175)	$(1,087)	(621)%

Construction Industries
Construction Industries’ sales were $3.589 billion in the fourth quarter of 2016, a decrease of $316 million, or 8 percent, from the fourth quarter of 2015. The decrease was mostly due to lower volume. Sales declined for new equipment and were about flat for aftermarket parts.

▪	Sales volume declined primarily due to lower end-user demand, partially offset by a smaller decline in dealer inventories in the fourth quarter of 2016, compared with the fourth quarter of 2015.
Sales decreased in EAME, North America and Latin America and increased in Asia/Pacific.

▪
Sales in EAME decreased primarily due to lower end-user demand. The sales decline was primarily in oil-producing economies in Africa/Middle East due to continued low oil prices and an uncertain investment environment.

▪
In North America, the sales decline was primarily due to lower end-user demand. Although residential and non-residential building construction activity improved, we believe demand for new construction equipment has remained low due to end users’ utilization of existing used equipment.

▪
In Latin America, sales decreased slightly as lower end-user demand, attributable to weak economic conditions across the region, was partially offset by favorable changes in dealer inventories. Dealers reduced inventories more significantly in the fourth quarter of 2015 than in the fourth quarter of 2016.

▪
Sales in Asia/Pacific were higher as a result of an increase in end-user demand primarily in China stemming from increased government support for infrastructure and residential investment. In addition, changes in Asia/Pacific dealer inventories were favorable as dealers increased inventories in the fourth quarter of 2016, compared with a decrease in the fourth quarter of 2015.
Construction Industries’ profit was $334 million in the fourth quarter of 2016, compared with $178 million in the fourth quarter of 2015. The increase in profit was primarily due to lower period costs and the absence of an unfavorable impact from litigation in the fourth quarter of 2015, partially offset by lower sales volume, which includes a favorable mix of products. The lower period costs were mostly a result of the favorable impact of restructuring and cost reduction actions.

Resource Industries
Resource Industries’ sales were $1.443 billion in the fourth quarter of 2016, a decrease of $435 million, or 23 percent, from the fourth quarter of 2015. The decline was primarily due to lower sales volume and the unfavorable impact of price realization resulting from competitive market conditions. Sales of new equipment decreased while sales of aftermarket parts increased slightly. Aftermarket parts sales have increased sequentially in each of the last three quarters.
The sales decrease was primarily due to lower end-user demand across all regions. While most commodity prices were higher in the fourth quarter of 2016 than in the fourth quarter of 2015, current prices have not been sufficient to drive much increase in short-term demand for new equipment. We believe commodity prices now need to stabilize for a longer period of time to positively impact our sales. Mining customers continued to focus on improving productivity in existing mines and reducing their total capital expenditures, as they have for several years. In addition, sales of heavy construction equipment are lower, primarily in North America.
Resource Industries incurred a loss of $711 million in the fourth quarter of 2016, compared with a loss of $80 million in the fourth quarter of 2015. The most significant item impacting the fourth quarter of 2016 was a goodwill impairment charge of $595 million related to the Surface Mining & Technology reporting unit. Excluding the impairment charge, the fourth quarter of 2016 operating loss was unfavorable $36 million, compared with the fourth quarter of 2015. The unfavorable change was due to lower sales volume and unfavorable price realization, mostly offset by the favorable impact of restructuring and cost reduction actions.

Energy & Transportation
Energy & Transportation’s sales were $3.849 billion in the fourth quarter of 2016, a decrease of $695 million, or 15 percent, from the fourth quarter of 2015. The decrease was primarily the result of lower sales volume.

▪
Transportation - Sales decreased in North America, Asia/Pacific and EAME primarily due to continued weakness in the rail industry, with the most significant decline in North America. The North American rail industry continues to be depressed with a significant number of idle locomotives that impacted demand for rail services and aftermarket. The decline in Asia/Pacific was mostly due to lower demand for equipment used in marine applications, primarily for work boats. Sales in Latin America were about flat.

▪
Oil and Gas - Sales decreased in much of the world due to the impact from low oil prices. The sales decline was primarily related to lower demand across all regions for equipment used for production, partially offset by increased demand for turbines used for gas compression.

▪
Power Generation - Sales decreased in EAME and were about flat in all other regions. The decline in EAME was primarily a result of continued weakness in the Middle East with continued low oil prices limiting investments.

▪	Industrial - Sales were about flat as an increase in Asia/Pacific was mostly offset by a decrease in EAME, both attributable to changes in end-user demand for most industrial applications.
Energy & Transportation’s profit was $638 million in the fourth quarter of 2016, compared with $741 million in the fourth quarter of 2015. The decline was primarily due to a decrease in sales volume, partially offset by the impact of restructuring and cost reduction actions and a favorable impact of cost absorption as inventory decreased more significantly in the fourth quarter of 2015 than the fourth quarter of 2016.

Financial Products Segment
Financial Products’ revenues were $742 million in the fourth quarter of 2016, a decrease of $4 million, or 1 percent, from the fourth quarter of 2015. The decline was primarily due to lower average earning assets in North America and Latin America, an unfavorable impact from returned or repossessed equipment primarily in North America and lower average financing rates in Latin America. These decreases were partially offset by higher average financing rates in North America.

Financial Products’ profit was $149 million in the fourth quarter of 2016, compared with $191 million in the fourth quarter of 2015. The decrease was primarily due to lower gains on sales of securities at Insurance Services and an unfavorable impact from returned or repossessed equipment.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.581 billion in the fourth quarter of 2016, an increase of $478 million from the fourth quarter of 2015. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences as segments use a current cost methodology; and inter-segment eliminations.
The increase was due to the unfavorable impact of higher mark-to-market losses related to our pension and OPEB plans. Mark-to-market losses in the fourth quarter of 2016 were $985 million, compared to mark-to-market losses of $214 million in the fourth quarter of 2015. This was partially offset by a decrease in restructuring costs of $284 million compared to the fourth quarter of 2015.

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

Operating profit for 2015 was $3.785 billion, an increase of $471 million from 2014. The most significant item was the favorable impact of lower net mark-to-market losses related to our pension and OPEB plans. Remaining was a decline of $1.974 billion which was primarily the result of lower sales volume, higher restructuring costs and higher variable manufacturing costs, partially offset by lower period costs and the favorable impact of currency.
Restructuring costs of $898 million in 2015, included in corporate items, were primarily related to a reduction in workforce across the company. In 2014, restructuring costs were $432 million, primarily related to a workforce reduction at the Gosselies, Belgium, facility and other actions across the company. Our restructuring activities continued in 2015 as part of our efforts to optimize our cost structure and improve the efficiency of our operations.
Variable manufacturing costs were higher primarily due to the unfavorable impact of cost absorption as there was a more significant inventory decline in 2015 than 2014, and manufacturing inefficiencies driven by costs decreasing at a lower rate than production volume. These costs were partially offset by improved material costs due to declines in commodity prices and a focus on reducing the cost of components in our products.
Period costs were lower primarily due to lower incentive compensation expense, slightly offset by higher spending for new product introductions.

The favorable impact of currency was primarily due to the strengthening of the U.S. dollar in relation to the Japanese yen and British pound, as we are a net exporter from Japan and the United Kingdom.
Short-term incentive compensation expense related to 2015 was about $585 million compared to about $1.3 billion of short-term incentive compensation expense related to 2014. Short-term incentive compensation expense is directly related to financial and operational performance measured against targets set annually.

Other Profit/Loss Items
Other income/expense was income of $161 million in 2015, compared with income of $322 million in 2014. The change was primarily due to the unfavorable net impact of currency translation and hedging gains and losses, partially offset by a gain of $120 million on the sale of the remaining 35 percent interest in our former third party logistics business. Translation and hedging losses in 2015 totaled $173 million primarily due to the Brazilian real and Japanese yen. In 2014, translation and hedging gains were $137 million primarily due to the euro.
The provision for income taxes for 2015 reflects an effective tax rate of 25.5 percent compared with 23.4 percent for 2014, excluding the items discussed below. The increase is primarily due to a less favorable geographic mix of profits from a tax perspective in 2015 as lower mark-to-market losses related to our pension and OPEB plans were partially offset by higher restructuring costs, both primarily at higher U.S. tax rates.
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

Segment Information

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
2015
Construction Industries [1]	$17,797	(14)%	$9,006	(2)%	$1,546	(41)%	$3,930	(12)%	$3,315	(24)%
Resource Industries [2]	7,739	(15)%	2,953	(12)%	1,231	(20)%	1,769	(18)%	1,786	(15)%
Energy & Transportation [3]	18,519	(17)%	8,204	(18)%	1,651	(17)%	5,365	(16)%	3,299	(15)%
All Other Segments [4]	203	(14)%	79	(13)%	14	(56)%	52	16%	58	(15)%
Corporate Items and Eliminations	(111)		(118)		2		—		5
Machinery, Energy & Transportation Sales	44,147	(15)%	20,124	(11)%	4,444	(28)%	11,116	(14)%	8,463	(19)%

Financial Products Segment	3,078	(7)%	1,812	2%	400	(15)%	408	(17)%	458	(20)%
Corporate Items and Eliminations	(214)		(111)		(42)		(22)		(39)
Financial Products Revenues	2,864	(6)%	1,701	4%	358	(14)%	386	(18)%	419	(19)%

Consolidated Sales and Revenues	$47,011	(15)%	$21,825	(10)%	$4,802	(27)%	$11,502	(15)%	$8,882	(19)%

2014
Construction Industries [1]	$20,590		$9,158		$2,632		$4,449		$4,351
Resource Industries [2]	9,134		3,342		1,531		2,153		2,108
Energy & Transportation [3]	22,306		10,058		1,978		6,378		3,892
All Other Segments [4]	236		91		32		45		68
Corporate Items and Eliminations	(124)		(90)		(1)		(34)		1
Machinery, Energy & Transportation Sales	52,142		22,559		6,172		12,991		10,420

Financial Products Segment	3,313		1,782		468		494		569
Corporate Items and Eliminations	(271)		(145)		(51)		(26)		(49)
Financial Products Revenues	3,042		1,637		417		468		520

Consolidated Sales and Revenues	$55,184		$24,196		$6,589		$13,459		$10,940

[1]	Does not include inter-segment sales of $109 million and $124 million in 2015 and 2014, respectively.

[2]	Does not include inter-segment sales of $332 million and $428 million in 2015 and 2014, respectively.

[3]	Does not include inter-segment sales of $2,877 million and $3,386 million in 2015 and 2014, respectively.

[4]	Does not include inter-segment sales of $390 million and $485 million in 2015 and 2014, respectively.

Sales and Revenues by Segment
(Millions of dollars)	2014	Sales Volume	Price Realization	Currency	Other	2015	$ Change	% Change
Construction Industries	$20,590	$(2,003)	$17	$(807)	$—	$17,797	$(2,793)	(14)%
Resource Industries	9,134	(1,133)	(76)	(186)	—	7,739	(1,395)	(15)%
Energy & Transportation	22,306	(3,166)	63	(684)	—	18,519	(3,787)	(17)%
All Other Segments	236	(28)	—	(5)	—	203	(33)	(14)%
Corporate Items and Eliminations	(124)	16	1	(4)	—	(111)	13
Machinery, Energy & Transportation Sales	52,142	(6,314)	5	(1,686)	—	44,147	(7,995)	(15)%

Financial Products Segment	3,313	—	—	—	(235)	3,078	(235)	(7)%
Corporate Items and Eliminations	(271)	—	—	—	57	(214)	57
Financial Products Revenues	3,042	—	—	—	(178)	2,864	(178)	(6)%

Consolidated Sales and Revenues	$55,184	$(6,314)	$5	$(1,686)	$(178)	$47,011	$(8,173)	(15)%

Operating Profit (Loss) by Segment
(Millions of dollars)	2015	2014	$ Change	% Change
Construction Industries	$1,865	$2,133	$(268)	(13)%
Resource Industries	1	565	(564)	(100)%
Energy & Transportation	3,390	4,287	(897)	(21)%
All Other Segments	(75)	19	(94)	(495)%
Corporate Items and Eliminations	(1,911)	(4,297)	2,386
Machinery, Energy & Transportation	3,270	2,707	563	21%

Financial Products Segment	809	901	(92)	(10)%
Corporate Items and Eliminations	(35)	(16)	(19)
Financial Products	774	885	(111)	(13)%
Consolidating Adjustments	(259)	(278)	19
Consolidated Operating Profit	$3,785	$3,314	$471	14%

Construction Industries
Construction Industries’ sales were $17.797 billion in 2015, a decrease of $2.793 billion, or 14 percent, from 2014. The sales decrease was due to lower sales volume and the unfavorable impact of currency. While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment.

•	The decrease in sales volume was primarily due to lower deliveries to end users caused by widespread economic weakness primarily in developing countries.

•	The unfavorable currency impact was primarily from a weaker euro, Japanese yen and Brazilian real, as sales in these currencies translated into fewer U.S. dollars.
Sales decreased in all geographic regions.

•
In Asia/Pacific, the sales decline was primarily due to lower sales in China and Japan. In China, the lower sales resulted primarily from continued weak residential and nonresidential construction activity. Sales in Japan declined due to a weaker Japanese yen, as sales in yen translated into fewer U.S. dollars.

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

•
In North America, the sales decline was due to both lower end-user demand and unfavorable changes in dealer inventory, as dealer inventories remained relatively flat in 2015 compared to an increase in 2014. Lack of investment in oil and gas-related construction activity and a decline in infrastructure spending were partially offset by stronger activity in residential and nonresidential building construction. We believe declines in construction activity related to oil and gas resulted in availability of existing construction equipment for other purposes.

Construction Industries’ profit was $1.865 billion in 2015, compared with $2.133 billion in 2014. The decrease in profit was primarily due to lower sales volume, partially offset by lower costs, and the favorable impact of currency. The decline in costs was primarily due to lower incentive compensation expense and improved material costs.

Resource Industries
Resource Industries’ sales were $7.739 billion in 2015, a decrease of $1.395 billion, or 15 percent, from 2014, primarily due to lower sales volume and the unfavorable impact of currency, mostly the euro and Australian dollar. Price realization was slightly unfavorable, resulting from a competitive pricing environment. Sales declined for both new equipment and aftermarket parts. We believe some mining companies were curtailing maintenance and rebuild activities.
Commodity prices were weak, and mining customers focused on improving productivity in existing mines and reducing their total capital expenditures as they did for the last several years. As a result, sales and new orders in Resource Industries weakened.
The sales volume decrease was partially offset by the favorable impact of changes in dealer inventories. As dealers reduced inventories in 2015, the reductions were less significant than in 2014.
Sales decreased in all geographic regions.

•
In EAME, the sales decline was primarily due to lower end-user demand and the unfavorable impact of currency due to a weaker euro, as sales in euro translated into fewer U.S. dollars. The decline was partially offset by the favorable impact of changes in dealer inventories. As dealers reduced inventories in 2015, the reductions were less significant than in 2014.

•
In North America, the sales decline was primarily due to lower end-user demand driven by lower sales of mining equipment partially offset by increases in sales of equipment used to support the quarry and aggregate industry and the favorable impact of changes in dealer inventories. As dealers reduced inventories in 2015, the reductions were less significant than in 2014.

•
Sales declined in Asia/Pacific primarily due to lower end-user demand and the unfavorable impact of currency, mostly due to the Australian dollar, as sales translated into fewer U.S. dollars, partially offset by the favorable impact of changes in dealer inventories. As dealers reduced inventories in 2015, the reductions were less significant than in 2014.

•
Decreases in Latin America were primarily related to continued weak mining activity and slightly unfavorable price realization resulting from a competitive pricing environment. The decline was partially offset by the favorable impact of changes in dealer inventories. As dealers reduced inventories in 2015, the reductions were less significant than in 2014.

Resource Industries’ profit was $1 million in 2015, compared with profit of $565 million in 2014. The decrease was primarily the result of lower sales volume, higher spending for new product introductions and unfavorable price realization, partially offset by improved material costs.

Energy & Transportation
Energy & Transportation’s sales were $18.519 billion in 2015, a decrease of $3.787 billion, or 17 percent, from 2014. The sales decrease was primarily due to lower sales volume and the unfavorable impact of currency, mainly from a weaker euro. Sales decreased in all geographic regions and across all applications.

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

Energy & Transportation’s profit was $3.390 billion in 2015, compared with $4.287 billion in 2014. The decrease was primarily due to lower sales volume, which includes a favorable mix of products, partially offset by lower incentive compensation expense.
Variable manufacturing costs were about flat as improved material costs were about offset by the unfavorable impact of cost absorption and manufacturing inefficiencies driven by costs decreasing at a lower rate than production volume. The unfavorable impact of cost absorption resulted from a significant decrease in inventory in 2015, compared to an increase in inventory in 2014.
Period costs were favorable as lower incentive compensation expense was slightly offset by increases in program spending including for new product introductions.

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

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.946 billion in 2015, a decrease of $2.367 billion from 2014. Corporate items and eliminations include: corporate-level expenses; restructuring costs; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates, and inter-segment eliminations.
The most significant item was the favorable impact of net mark-to-market losses related to our pension and OPEB plans. Net mark-to-market losses in 2015 were $179 million compared to net mark-to-market losses of $2.624 billion in 2014. The remaining increase in expense in 2015 was primarily due to a $466 million increase in restructuring costs and an unfavorable impact from methodology differences, partially offset by a favorable impact from timing differences and lower retirement benefits costs (excluding mark-to-market losses).

RESTRUCTURING COSTS

Restructuring costs for 2016, 2015 and 2014 were as follows:

(Millions of dollars)	2016	2015	2014
Employee separations [1]	$297	$641	$382
Contract terminations [1]	62	—	—
Long-lived asset impairments [1]	391	127	48
Defined benefit retirement plan curtailment losses [1]	7	82	2
Other [2]	262	48	—
Total restructuring costs	$1,019	$898	$432

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, accelerated depreciation, sales discounts, project management and equipment relocation and were recognized primarily in Cost of goods sold.

The restructuring costs in 2016 were primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs resulted from our decision to discontinue production of on-highway vocational trucks and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions in most of the industries we serve. The restructuring costs in 2015 were primarily related to several restructuring programs across the company. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	297
Reduction in liability (payments)	(633)
Liability balance at December 31, 2016	$147

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees and various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. In 2016 and 2015, we incurred $100 million and $379 million of employee separation costs related to these programs, respectively. In addition, in 2015 we incurred $82 million of defined benefit retirement plan curtailment losses related to these programs. Substantially all of the employee separation costs related to this program were paid in 2016. We also incurred costs associated with the September 2015 announcement related to manufacturing facility consolidations and closures in 2016 and 2015 totaling $181 million and $108 million, respectively. The remaining liability balance as of December 31, 2016 represents costs for other employee separation programs, most of which are expected to be paid in 2017.

In February 2016, we made the decision to discontinue production of on-highway vocational trucks within Energy & Transportation. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We estimate restructuring costs incurred under the restructuring plan to be $110 million. In 2016, we recognized $104 million of restructuring costs primarily for long-lived asset impairments and sales discounts related to this restructuring plan. The remaining costs are expected to be recognized in 2017.

In the second half of 2016, we took additional restructuring actions in Resource Industries, including ending the production of track drills; pursuing strategic alternatives, including the possible divestiture of room and pillar products; consolidation of two product development divisions; and additional actions in response to ongoing weakness in the mining industry. We estimate restructuring costs incurred under these restructuring plans to be $385 million. For the year ended December 31, 2016, we incurred $369 million of restructuring costs related to these plans which included $164 million of long-lived asset impairments, $120 million of employee separation costs, $81 million of inventory write-downs and $4 million of other costs. The remaining costs are expected to be recognized in 2017.

In 2017, we expect to incur about $500 million of restructuring costs primarily related to ongoing manufacturing facility consolidations to lower our cost structure in response to weak economic conditions. No estimate of potential restructuring costs for contemplated actions at Gosselies, Belgium, or Aurora, Illinois, has been included. We are expecting about $450 million of cost reduction in 2017 from lower operating costs, primarily SG&A expenses and Cost of goods sold resulting from restructuring actions.

GLOSSARY OF TERMS

1.
All Other Segments - Primarily includes activities such as: the business strategy, product management and development, and manufacturing of filters and fluids, undercarriage, tires and rims, ground engaging tools, fluid transfer products, precision seals and rubber, and sealing and connecting components primarily for Cat® products; parts distribution; distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the art digital technologies while transforming the buying experience.

2.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

3.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, compact track loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers, forestry and paving products and related parts.

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

9.	Latin America - A geographic region including Central and South American countries and Mexico.

10.
Machinery, Energy & Transportation (ME&T) - Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other Segments and related corporate items and eliminations.

11.
Machinery, Energy & Transportation Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements and accruals. Restructuring costs classified as other operating expenses on the Results of Operations are presented separately on the Operating Profit Comparison.

12.
Mark-to-Market (MTM) gains and losses - For our defined benefit pension and OPEB plans, represents the net gain or loss of actual results differing from our assumptions and the effects of changing assumptions. These gains and losses are immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

13.	Pension and other postemployment benefits (OPEB) - The company’s defined benefit pension and postretirement benefit plans.

14.
Period Costs - Includes period manufacturing costs, ME&T selling, general and administrative (SG&A) and research and development (R&D) expenses excluding the impact of currency, exit-related costs that are included in restructuring costs (see definition below) and mark-to-market gains or losses (see definition above). Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management. SG&A and R&D costs are not linked to the production of goods or services and include marketing, legal and financial services and the development of new and significant improvements in products or processes.

15.
Price Realization - The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

16.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining, quarry, waste, and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, track and rotary drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, material handlers, continuous miners, scoops and haulers, hardrock continuous mining systems, select work tools, machinery components, electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.

17.
Restructuring Costs - Primarily costs for employee separation costs, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for inventory write-downs, accelerated depreciation and equipment relocation (primarily included in Cost of goods sold) and sales discounts and payments to dealers and customers related to discontinued products (included in Sales of ME&T).

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

19.
Surface Mining & Technology - A goodwill reporting unit included in Resource Industries. Its product portfolio includes large mining trucks, electric rope shovels, draglines, hydraulic shovels and related parts. In addition to equipment, Surface Mining & Technology also develops and sells technology products and services to provide customer fleet management, equipment management analytics and autonomous machine capabilities.

20.
Variable Manufacturing Costs - Represents volume-adjusted costs excluding the impact of currency and restructuring costs (see definition above). Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations.  Funding for these businesses is also available from commercial paper and long-term debt issuances.  Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio.  Despite continued weakness in many of the industries we serve, we had positive operating cash flow in 2016.  On a consolidated basis, we ended 2016 with $7.17 billion of cash, an increase of $708 million from year-end 2015. We intend to maintain a strong cash and liquidity position.

Our cash balances are held in numerous locations throughout the world with approximately $5.2 billion held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use. However, if cash held by non-U.S. subsidiaries were repatriated to the United States, U.S. tax would generally be payable net of any available foreign tax credits.

Consolidated operating cash flow for 2016 was $5.61 billion down from $6.68 billion in 2015. The decrease was primarily due to lower profit after adjustments for non-cash items. The most significant driver of lower earnings was a decrease in sales volume during 2016. Higher payments for employee separations in 2016 than 2015 also contributed to the decline in operating cash flow. Operating cash flow benefited from lower cash payments for short-term incentive compensation in 2016 than 2015 (a portion of this benefit was reflected in profit through lower accruals for incentive compensation expense in 2016). In addition, positive changes to working capital in 2016 favorably impacted operating cash flow. Within working capital, changes to accounts payable and customer advances had favorable impacts to cash flow but were partially offset by lower inventory reductions. These reductions in working capital were also primarily a result of lower sales volume. See further discussion of operating cash flow under ME&T and Financial Products.

Total debt as of December 31, 2016, was $36.78 billion, a decrease of $1.23 billion from year-end 2015. Debt related to Financial Products decreased $896 million, reflecting decreasing portfolio funding requirements. Debt related to ME&T decreased $334 million in 2016, due to the maturity of a long-term debt issuance.

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2016 was $2.75 billion. Our three Global Credit Facilities are:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2017.

•	The three-year facility, as amended in September 2016, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2019.

•	The five-year facility, as amended in September 2016, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2021.

At December 31, 2016, Caterpillar's consolidated net worth was $13.20 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2016, Cat Financial's covenant interest coverage ratio was 1.92 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2016, Cat Financial's six-month covenant leverage ratio was 7.35 to 1 and year-end covenant leverage ratio was 7.60 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2016, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of December 31, 2016 were:

	December 31, 2016
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,824	60	3,764
Total credit lines available	14,324	2,810	11,514
Less: Commercial paper outstanding	(6,135)	(150)	(5,985)
Less: Utilized credit	(1,482)	(59)	(1,423)
Available credit	$6,707	$2,601	$4,106

The other consolidated credit lines with banks as of December 31, 2016 totaled $3.82 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major rating agencies. In December 2016, Moody's Investors Service downgraded our long-term ratings to A3 from A2, and short-term ratings to Prime-2 from Prime-1. We do not expect the Moody's downgrade to have a material impact on our borrowing costs or our overall financial health. A further downgrade of our credit ratings by Moody's or one of the other major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, our ME&T operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility.  Our Financial Products operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar.  In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation

Net cash provided by operating activities was $3.86 billion in 2016, compared with $5.18 billion in 2015. The decrease was primarily due to lower profit after adjustments for non-cash items. The most significant driver of lower earnings was a decrease in sales volume during 2016. Higher payments for employee separations in 2016 than 2015 also contributed to the decline in operating cash flow. Operating cash flow benefited from lower cash payments for short-term incentive compensation in 2016 than 2015 (a portion of this benefit was reflected in profit through lower accruals for incentive compensation expense in 2016). In addition, positive changes to working capital in 2016 favorably impacted operating cash flow. Within working capital, changes to accounts payable and customer advances had favorable impacts to cash flow but were partially offset by lower inventory reductions. These reductions in working capital were also primarily a result of lower sales volume.

Net cash used for investing activities in both 2016 and 2015 was $1.78 billion.  Increased lending activity with Financial Products in 2016 was offset by lower capital expenditures versus 2015.

Net cash used for financing activities in 2016 was $2.13 billion, compared with net cash used of $4.24 billion in 2015. The favorable change was primarily due to the absence of common stock repurchases in 2016, as compared to 2015.

Although our short-term priorities for the use of cash may vary from time to time, as business conditions dictate, our long-term cash deployment strategy remains unchanged: to maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.

Strong financial position — A key measure of ME&T's financial strength used by management is ME&T's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes ME&T's long-term borrowings from Financial Products.  The debt-to-capital ratio for ME&T was 41.0 percent at December 31, 2016, within our target range of 30 to 45 percent. The ME&T debt-to-capital ratio was 39.0 percent at December 31, 2015. The increase in the debt-to-capital ratio was due to a decrease in equity primarily resulting from dividend payments.

Capital to support growth — Capital expenditures during 2016 were $1.21 billion. We expect ME&T's capital expenditures in 2017 to be about flat with 2016.

Appropriately funded employee benefit plans — We made $329 million of contributions to our pension and OPEB plans in 2016 versus $350 million of contributions in 2015. We expect that required employee benefit plan contributions of approximately $610 million will be required in 2017. We believe we have adequate resources to fund our employee benefit plans.

Paying dividends — Dividends paid totaled $1.80 billion in 2016, representing 77 cents per share paid per quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases — In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. We did not purchase any Caterpillar common stock in 2016. As of December 31, 2016, $5.47 billion remained available under the 2014 Authorization. Caterpillar's basic shares outstanding as of December 31, 2016 were 586 million.

Financial Products

Financial Products operating cash flow was $1.55 billion in 2016, compared with $1.39 billion in 2015. Net cash provided by investing activities in 2016 was $299 million, compared with cash used for investing activities of $1.02 billion in 2015. The change was primarily due to lower portfolio funding requirements. Net cash used for financing activities in 2016 was $1.07 billion, compared with $228 million in 2015. The change was primarily due to lower funding requirements for investing activities.

Dividends paid per common share
Quarter	2016	2015	2014
First	$.770	$.700	$.600
Second	.770	.700	.600
Third	.770	.770	.700
Fourth	.770	.770	.700
	$3.080	$2.940	$2.600

Contractual obligations

The company has committed cash outflow related to long-term debt, operating lease agreements, postretirement benefit obligations, purchase obligations, interest on long-term debt and other long-term contractual obligations. As of December 31, 2016, minimum payments for these obligations were:

(Millions of dollars)	2017	2018-2019	2020-2021	After 2021	Total
Long-term debt:
Machinery, Energy & Transportation (excluding capital leases)	$500	$900	$1,368	$6,142	$8,910
Machinery, Energy & Transportation-capital leases	7	12	26	30	75
Financial Products	6,158	9,052	2,833	2,491	20,534
Total long-term debt [1]	6,665	9,964	4,227	8,663	29,519
Operating leases	211	267	142	176	796

Postretirement benefit obligations [2]	595	1,630	1,680	4,595	8,500
Purchase obligations:
Accounts payable [3]	4,614	—	—	—	4,614
Purchase orders [4]	6,299	—	—	—	6,299
Other contractual obligations [5]	271	416	325	133	1,145
Total purchase obligations	11,184	416	325	133	12,058
Interest on long-term debt [6]	910	1,367	958	6,500	9,735
Other long-term obligations [7]	373	573	186	91	1,223
Total contractual obligations	$19,938	$14,217	$7,518	$20,158	$61,831

[1]	Amounts exclude debt issuance costs and fair value adjustments.

[2]	Amounts represent expected contributions to our pension and other postretirement benefit plans through 2026, offset by expected Medicare Part D subsidy receipts.

[3]	Amount represents invoices received and recorded as liabilities in 2016, but scheduled for payment in 2017. These represent short-term obligations made in the ordinary course of business.

[4]	Amount represents contractual obligations for material and services on order at December 31, 2016 but not yet delivered. These represent short-term obligations made in the ordinary course of business.

[5]	Amounts represent long-term commitments entered into with key suppliers for minimum purchases quantities.

[6]	Amounts represent estimated contractual interest payments on long-term debt, including capital lease interest payments.

[7]
Amounts represent contractual obligations primarily for logistics services agreements related to our former third party logistics business, software license and development contracts, IT consulting contracts and outsourcing contracts for benefit plan administration and software system support.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1,032 million at December 31, 2016.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

Residual values for leased assets – The residual values for Cat Financial’s leased assets, which are an estimate of the market value of leased equipment at the end of the lease term, are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past re-marketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

During the term of the equipment on operating leases, we evaluate our depreciation on a regular basis taking into consideration expected residual values at lease termination.  Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. For finance leases, residual value adjustments are recognized through a reduction of finance revenue.

We evaluate the carrying value of equipment on operating leases for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the equipment on operating leases. If the test for recoverability identifies a possible impairment, the fair value of the equipment on operating leases is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the equipment on operating leases exceeds its estimated fair value.

At December 31, 2016, the aggregate residual value of equipment on operating leases was $2.27 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10% non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $90 million of additional annual depreciation expense.

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

In 2015, our Resource Industries segment had two reporting units with goodwill: Hauling & Extraction and Material Handling & Underground. Effective January 1, 2016, product responsibility for off-highway trucks and wheel tractor scrapers transferred from Hauling & Extraction to Material Handling & Underground, and the former Hauling & Extraction reporting unit was renamed Surface Mining & Technology. As a result of the transfer in product responsibility, approximately $500 million of goodwill was reassigned from Hauling & Extraction to Material Handling & Underground based on the relative fair value of the products transferred to the total fair value of Hauling & Extraction. After the reassignment of goodwill, Surface Mining & Technology and Material Handling & Underground had goodwill of approximately $1.2 billion and $2.4 billion, respectively, as of January 1, 2016. Because the former Hauling & Extraction reporting unit’s fair value was not substantially in excess of its carrying value as of October 1, 2015, we tested Surface Mining & Technology's goodwill for impairment as of January 1, 2016 and concluded that the fair value of the reporting unit continued to exceed its carrying value.

Our annual impairment tests completed in the fourth quarter of 2016 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, with the exception of our Surface Mining & Technology reporting unit. Caterpillar’s market capitalization has remained significantly above the net book value of the Company.

The Surface Mining & Technology reporting unit, which primarily serves the mining industry, is a part of our Resource Industries segment. The goodwill assigned to this reporting unit is largely from our acquisition of Bucyrus International, Inc. in 2011. Its product portfolio includes large mining trucks, electric rope shovels, draglines, hydraulic shovels and related parts. In addition to equipment, Surface Mining & Technology also develops and sells technology products and services to provide customer fleet management, equipment management analytics and autonomous machine capabilities. The annual impairment test completed in the fourth quarter of 2016 indicated that the fair value of Surface Mining & Technology was below its carrying value requiring the second step of the goodwill impairment test process. We assigned the fair value to Surface Mining & Technology’s assets and liabilities using various valuation techniques that required assumptions about royalty rates, dealer attrition, technological obsolescence and discount rates. The resulting implied fair value of goodwill was below the carrying value. Accordingly, we recognized a goodwill impairment charge of $595 million, which resulted in goodwill of $629 million remaining for Surface Mining & Technology as of October 1, 2016. There was a $17 million tax benefit associated with this impairment charge. The mining industry has experienced significant weakness for several years as a result of low commodity prices. While we continue to expect the industry will improve, we believe the pace of the improvement will be slower and cash flows and profitability will be lower than previously forecasted. We believe the slow pace of improvement will in part be due to a large amount of equipment currently idled, particularly large mining trucks, some of which will be redeployed as end-user demand increases. In addition, we do not expect a dramatic increase in commodity prices, dampening the rate of growth in mining production and demand for our products. To reflect the gradual nature of the anticipated improvement, we used a ten year cash flow forecast period for the reporting unit rather than our typical five year forecast period.

In addition to Surface Mining & Technology, our Resource Industries segment has a reporting unit, Material Handling & Underground, which includes goodwill of approximately $2.4 billion as of October 1, 2016, also largely from our acquisition of Bucyrus International, Inc. in 2011. Material Handling & Underground’s product portfolio includes large track-type tractors, hard rock vehicles, longwall miners, track and rotary drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel-tractor scrapers, wheel dozers, landfill compactors, soil compactors, material handlers, continuous miners, scoops and haulers, hardrock continuous mining systems and related parts. The fair value of Material Handling & Underground remains substantially above its carrying value.

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

Stock-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest.  In determining the stock-based compensation expense to be recognized, a forfeiture rate is applied to the fair value of the award.  This rate represents the number of awards that are expected to be forfeited prior to vesting and is based on Caterpillar employee historical behavior.  Changes in the future behavior of employees could impact this rate.  A decrease in this rate would result in an increase in our expense. Stock-based compensation expense for PRSUs is based on the probable number of shares expected to vest. Changes in the expected probability of achieving performance targets in future periods may result in an increase or decrease in our expense.

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

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change has no impact on our pension and other postretirement liabilities and has been accounted for prospectively as a change in accounting estimate beginning in the first quarter of 2016.

•
The expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our plan assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed income securities would lower the rate. A decrease in the rate would increase our expense. The expected return on plan assets is calculated using the fair value of plan assets as of our measurement date, December 31.

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

The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. We recognize actuarial gains or losses immediately through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

See Note 12 for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1,288 million and $1,191 million as of December 31, 2016 and 2015, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes the trend of U.S. GAAP earnings and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes. The provision for income taxes for 2016 includes an increase in the valuation allowance for U.S. state deferred tax assets resulting in a $141 million non-cash charge, net of federal deferred tax adjustment at 35 percent. The primary driver of the increase is recent U.S. GAAP losses expected to recur in 2017 in certain state jurisdictions and the weight given this negative objective evidence under income tax accounting guidance. Reversal of the valuation allowance in the future is dependent on U.S. GAAP profitability in these state jurisdictions giving less weight in the analysis to mark-to-market adjustments to remeasure our pension and OPEB plans as we do not consider these adjustments indicative of ongoing earnings trends.

A provision for U.S. income taxes has not been recorded on undistributed profits of our non-U.S. subsidiaries that we have determined to be indefinitely reinvested outside the U.S. If management intentions or U.S. tax law changes in the future, there could be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

Income taxes are based on the statutory tax rate of the jurisdiction in which earnings are subject to taxation. That statutory rate may differ from the statutory tax rate of the jurisdiction in which that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to indefinitely reinvested profits of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35 percent. The indefinitely reinvested profits of Caterpillar SARL (CSARL), primarily taxable in Switzerland, contribute the most significant amount of this difference. For tax years 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by CSARL based on the IRS examination team’s application of “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. The purchase of parts by CSARL from unrelated parties and the subsequent sale of those parts to unrelated dealers outside the United States have substantial legal, commercial, and economic consequences for the parties involved. We have filed U.S. income tax returns on this same basis for years after 2012. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

RETIREMENT BENEFITS

We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. Changes in discount rates and differences between the actual return on plan assets and the expected return on plan assets generally have the largest impact on mark-to-market gains and losses.

We recognized expense of $957 million in 2016, expense of $292 million in 2015 and expense of $2.71 billion in 2014 related to our defined benefit pension and OPEB plans. The increase in expense in 2016 compared to 2015 was primarily due to a higher net mark-to-market loss in 2016 compared to 2015 and lower expected return on plan assets as a result of a lower asset base in 2016 compared to 2015 and a lower expected rate of return on plan assets. This was partially offset by lower interest costs primarily due to adoption of a full yield curve approach in the estimation of interest cost (discussed below) and lower service costs primarily due to fewer employees earning benefits under our plans as a result of the U.S. voluntary retirement enhancement program that was implemented in the fourth quarter 2015. The decrease in expense in 2015 compared to 2014 was primarily due to a lower net mark-to-market loss in 2015 compared to 2014.

The primary factors that resulted in mark-to-market losses for 2016, 2015 and 2014 are described below:

•
2016 net mark-to-market loss of $985 million - Primarily due to lower discount rates at the end of 2016 compared to the end of 2015 and changes in our U.S. mortality assumption (discussed below). This was partially offset by the difference between the actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 7.8 percent compared to an expected rate of return of 6.9 percent).

•
2015 net mark-to-market loss of $179 million - Primarily due to the difference between the actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of (2.0) percent compared to an expected rate of return of 7.4 percent) which was partially offset by higher discount rates at the end of 2015 compared to 2014.

•	2014 net mark-to-market loss of $2.62 billion - Primarily due to lower discount rates at the end of 2014 compared to the end of 2013 and changes to our U.S. mortality assumption (discussed below).

The net mark-to-market losses were in the following Results of Operations line items:

	Years ended December 31,
(Millions of dollars)	2016	2015	2014

Cost of goods sold	$476	$122	$1,233
Selling, general and administrative expenses	382	18	1,078
Research and development expenses	127	39	313
Total	$985	$179	$2,624

In the fourth quarter of 2014, the mortality assumption for our U.S. pension and OPEB plans was reviewed to consider the use of new tables that were released by the Society of Actuaries (SoA). As of December 31, 2014, the company adopted the new tables with modifications to reflect historical company specific mortality experience and its best estimate of future mortality improvements. The adoption of the new tables resulted in an increase in the life expectancy of plan participants and therefore an increase in our Liability for postemployment benefits of approximately $400 million. In the fourth quarter of 2016, the mortality assumption for our U.S. pension and OPEB plans was reviewed to consider the use of new mortality improvement projection scales that were released by the SoA. As of December 31, 2016, the company adopted the new mortality improvement projection scales which resulted in an increase in the life expectancy of plan participants and therefore an increase in our Liability for postemployment benefits of approximately $200 million.

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. Under the previous method the discount rate used for the service and interest components of cost would have been 4.2 percent for U.S. pensions, 3.2 percent for non-U.S. pension and 4.1 percent for OPEB. This change had no impact on our year-end defined benefit pension and OPEB obligations or our annual net periodic benefit cost as the lower service and interest costs were entirely offset in the actuarial loss (gain) reported. Compared to the method used in 2015, this change lowered service and interest costs by $180 million.

We expect our total defined benefit pension and OPEB expense (excluding the impact of mark-to-market gains and losses) to increase approximately $50 million in 2017.

In general, our strategy for both the U.S. and the non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. For our U.S. pension plans, our year-end 2016 asset allocation was 41 percent equity securities, 56 percent fixed income securities and 3 percent other. Our current U.S. pension target asset allocations is 40 percent equity and 60 percent fixed income. The target allocations will be revisited periodically to reflect our overall objectives. The U.S. plans are rebalanced to plus or minus 5 percentage points of the target asset allocation ranges on a monthly basis.
The year-end 2016 asset allocation for our non-U.S. pension plans was 38 percent equity securities, 55 percent fixed income securities, 5 percent real estate and 2 percent other. The 2016 target allocation for our non-U.S. pension plans was 39 percent equity securities, 52 percent fixed income securities, 6 percent real estate and 3 percent other. The target allocations for each plan vary based upon local statutory requirements, demographics of the plan participants and funded status. The frequency of rebalancing for the non-U.S. plans varies depending on the plan.
Contributions to our pension and OPEB plans were $329 million and $350 million in 2016 and 2015, respectively. We expect to make approximately $610 million of contributions to our pension and OPEB plans in 2017. We believe we have adequate resources to fund both pension and OPEB plans.

Actuarial assumptions have a significant impact on both pension and OPEB expenses. The effects of a one percentage point change in our primary actuarial assumptions on 2016 benefit costs and year-end obligations are included in the table below.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

Following are the effects of a one percentage-point change in our primary pension and OPEB actuarial assumptions (included in the following table) on 2016 pension and other OPEB costs and obligations:

	2016 Benefit Cost		Year-end Benefit Obligation
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
Pension benefits:
Assumed discount rate	$54	$(71)	$(2,328)	$2,864
Expected rate of compensation increase	15	(13)	109	(98)
Expected long-term rate of return on plan assets	(147)	147	—	—
Other postretirement benefits:
Assumed discount rate	11	(13)	(372)	444
Expected rate of compensation increase	—	—	1	(1)
Expected long-term rate of return on plan assets	(6)	6	—	—
Assumed health care cost trend rate	19	(15)	178	(150)

Primary Actuarial Assumptions
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations, end of year:
Discount rate	4.0%	4.2%	3.8%	2.5%	3.2%	3.3%	4.0%	4.1%	3.9%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	3.8%	4.0%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.5%	3.8%	4.6%	2.9%	3.3%	4.1%	4.2%	3.9%	4.6%
Discount rate used to measure interest cost	3.4%	3.8%	4.6%	2.8%	3.3%	4.1%	3.3%	3.9%	4.6%
Expected rate of return on plan assets	6.9%	7.4%	7.8%	6.1%	6.8%	6.9%	7.5%	7.8%	7.8%
Rate of compensation increase	4.0%	4.0%	4.0%	3.6%	4.0%	4.2%	4.0%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							6.6%	6.5%	6.6%
Rate that the cost trend rate gradually declines to							5.0%	5.0%	5.0%
Year that the cost trend rate reaches ultimate rate							2022	2021	2021

SENSITIVITY

Foreign Exchange Rate Sensitivity

Machinery, Energy & Transportation operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. Based on the anticipated and firmly committed cash inflow and outflow for our Machinery, Energy & Transportation operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2017 cash flow for our Machinery,

Energy & Transportation operations by approximately $143 million. Last year similar assumptions and calculations yielded a potential $318 million adverse impact on 2016 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Japanese yen, euro, Chinese yuan, British pound and Australian dollar.

Interest Rate Sensitivity

For our Machinery, Energy & Transportation operations, we have the option to use interest rate swaps to lower the cost of borrowed funds by attaching fixed-to-floating interest rate swaps to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2017 pre-tax earnings of Machinery, Energy & Transportation. Last year, similar assumptions and calculations yielded a minimal impact to 2016 pre-tax earnings.

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

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2016 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a potential $6 million adverse impact on 2017 pre-tax earnings.  Last year, similar assumptions and calculations yielded a potential $13 million adverse impact to 2016 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of several special items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs, which are incurred in the current year to generate longer term benefits, (ii) pension and OPEB mark-to-market losses resulting from plan remeasurements, (iii) goodwill impairment charges and (iv) state deferred tax valuation allowances. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure will provide useful perspective on underlying business results and trends, and a means to assess our period-over-period results.

Reconciliations of adjusted profit before taxes to the most directly comparable GAAP measure, consolidated profit before taxes, are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
(millions of dollars)	2016	2015	2016	2015
Profit (Loss) before taxes	$(1,348)	$(247)	$139	$3,439
Restructuring costs	$395	$679	$1,019	$898
Mark-to-market losses	$985	$214	$985	$179
Goodwill impairment	$595	$—	$595	$—
Adjusted profit before taxes	$627	$646	$2,738	$4,516

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, diluted profit per share, are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2016	2015	2016	2015
Profit (Loss) per share - diluted	$(2.00)	$(0.16)	$(0.11)	$4.18
Per share restructuring costs [1]	$0.45	$0.76	$1.16	$0.98
Per share mark-to-market losses [1]	$1.14	$0.23	$1.15	$0.19
Per share goodwill impairment [2]	$0.98	$—	$0.98	$—
Per share state deferred tax valuation allowance	$0.24	$—	$0.24	$—
Adjusted profit per share	$0.83	$0.83	$3.42	$5.35

1 At statutory tax rates.
[2] Includes a $17 million tax benefit.
Per share amounts computed using fully diluted shares outstanding except for consolidated loss per share, which was computed using basic shares outstanding

Supplemental Consolidating Data

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 64 to 66 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Supplemental Data for Results of Operations
For The Years Ended December 31
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation [1]			Financial Products			Consolidating Adjustments
(Millions of dollars)	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016		2015		2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$35,773	$44,147	$52,142	$35,773	$44,147	$52,142	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	2,764	2,864	3,042	—	—	—	3,065	3,179	3,386	(301)	[2]	(315)	[2]	(344)	[2]
Total sales and revenues	38,537	47,011	55,184	35,773	44,147	52,142	3,065	3,179	3,386	(301)		(315)		(344)

Operating costs:
Cost of goods sold	28,309	33,546	40,718	28,311	33,548	40,720	—	—	—	(2)	[3]	(2)	[3]	(2)	[3]
Selling, general and administrative expenses	4,686	4,951	6,529	4,129	4,389	5,930	573	588	635	(16)	[3]	(26)	[3]	(36)	[3]
Research and development expenses	1,951	2,119	2,380	1,951	2,119	2,380	—	—	—	—		—		—
Interest expense of Financial Products	596	587	624	—	—	—	611	593	631	(15)	[4]	(6)	[4]	(7)	[4]
Goodwill impairment charge	595	—	—	595	—	—	—	—	—	—		—		—
Other operating (income) expenses	1,902	2,023	1,619	698	821	405	1,232	1,224	1,235	(28)	[3]	(22)	[3]	(21)	[3]
Total operating costs	38,039	43,226	51,870	35,684	40,877	49,435	2,416	2,405	2,501	(61)		(56)		(66)
Operating profit	498	3,785	3,314	89	3,270	2,707	649	774	885	(240)		(259)		(278)
Interest expense excluding Financial Products	505	507	484	553	550	526	—	—	—	(48)	[4]	(43)	[4]	(42)	[4]
Other income (expense)	146	161	322	(89)	(103)	62	43	48	24	192	[5]	216	[5]	236	[5]

Consolidated profit (loss) before taxes	139	3,439	3,152	(553)	2,617	2,243	692	822	909	—		—		—
Provision (benefit) for income taxes	192	916	692	(24)	686	432	216	230	260	—		—		—
Profit (loss) of consolidated companies	(53)	2,523	2,460	(529)	1,931	1,811	476	592	649	—		—		—
Equity in profit (loss) of unconsolidated affiliated companies	(6)	—	8	(6)	—	8	—	—	—	—		—		—
Equity in profit of Financial Products’ subsidiaries	—	—	—	470	591	640	—	—	—	(470)	[6]	(591)	[6]	(640)	[6]

Profit (loss) of consolidated and affiliated companies	(59)	2,523	2,468	(65)	2,522	2,459	476	592	649	(470)		(591)		(640)

Less: Profit (loss) attributable to noncontrolling interests	8	11	16	2	10	7	6	1	9	—		—		—

Profit (loss) [7]	$(67)	$2,512	$2,452	$(67)	$2,512	$2,452	$470	$591	$640	$(470)		$(591)		$(640)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit (loss) attributable to common stockholders.

Supplemental Data for Financial Position
At December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation [1]		Financial Products		Consolidating Adjustments
(Millions of dollars)	2016	2015	2016	2015	2016	2015	2016		2015
Assets
Current assets:
Cash and short-term investments	$7,168	$6,460	$5,257	$5,340	$1,911	$1,120	$—		$—
Receivables - trade and other	5,981	6,695	3,910	3,564	377	345	1,694	[2,3]	2,786	[2,3]
Receivables - finance	8,522	8,991	—	—	11,934	12,891	(3,412)	[3]	(3,900)	[3]
Prepaid expenses and other current assets	1,682	1,662	764	817	926	850	(8)	[4]	(5)	[4]
Inventories	8,614	9,700	8,614	9,700	—	—	—		—
Total current assets	31,967	33,508	18,545	19,421	15,148	15,206	(1,726)		(1,119)

Property, plant and equipment - net	15,322	16,090	10,899	11,888	4,423	4,202	—		—
Long-term receivables - trade and other	1,029	1,170	177	121	138	215	714	[2,3]	834	[2,3]
Long-term receivables - finance	13,556	13,651	—	—	14,300	14,516	(744)	[3]	(865)	[3]
Investments in Financial Products subsidiaries	—	—	3,638	3,888	—	—	(3,638)	[5]	(3,888)	[5]
Noncurrent deferred and refundable income taxes	2,790	2,489	3,648	3,208	89	74	(947)	[6]	(793)	[6]
Intangible assets	2,349	2,821	2,344	2,815	5	6	—		—
Goodwill	6,020	6,615	6,003	6,598	17	17	—		—
Other assets	1,671	1,998	609	612	1,075	1,400	(13)	[4]	(14)	[4]
Total assets	$74,704	$78,342	$45,863	$48,551	$35,195	$35,636	$(6,354)		$(5,845)

Liabilities
Current liabilities:
Short-term borrowings	$7,303	$6,967	$209	$9	$7,094	$6,958	$—		$—
Short-term borrowings with consolidated companies	—	—	—	—	1,637	1,096	(1,637)	[7]	(1,096)	[7]
Accounts payable	4,614	5,023	4,506	4,848	189	193	(81)	[8]	(18)	[8]
Accrued expenses	3,003	3,116	2,744	2,841	259	275	—		—
Accrued wages, salaries and employee benefits	1,296	1,994	1,268	1,951	28	43	—		—
Customer advances	1,167	1,146	1,167	1,146	—	—	—		—
Dividends payable	452	448	452	448	—	—	—		—
Other current liabilities	1,635	1,671	1,245	1,315	399	373	(9)	[6,9]	(17)	[6,9]
Long-term debt due within one year	6,662	5,877	507	517	6,155	5,360	—		—
Total current liabilities	26,132	26,242	12,098	13,075	15,761	14,298	(1,727)		(1,131)
Long-term debt due after one year	22,818	25,169	8,466	8,991	14,382	16,209	(30)	[7]	(31)	[7]
Liability for postemployment benefits	9,357	8,843	9,357	8,843	—	—	—		—
Other liabilities	3,184	3,203	2,729	2,757	1,414	1,241	(959)	[6,9]	(795)	[6,9]
Total liabilities	61,491	63,457	32,650	33,666	31,557	31,748	(2,716)		(1,957)
Commitments and contingencies
Stockholders’ equity
Common stock	5,277	5,238	5,277	5,238	918	911	(918)	[5]	(911)	[5]
Treasury stock	(17,478)	(17,640)	(17,478)	(17,640)	—	—	—		—
Profit employed in the business	27,377	29,246	27,377	29,246	3,585	3,747	(3,585)	[5]	(3,747)	[5]
Accumulated other comprehensive income (loss)	(2,039)	(2,035)	(2,039)	(2,035)	(990)	(896)	990	[5]	896	[5]
Noncontrolling interests	76	76	76	76	125	126	(125)	[5]	(126)	[5]
Total stockholders’ equity	13,213	14,885	13,213	14,885	3,638	3,888	(3,638)		(3,888)
Total liabilities and stockholders’ equity	$74,704	$78,342	$45,863	$48,551	$35,195	$35,636	$(6,354)		$(5,845)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products' wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation [1]		Financial Products		Consolidating Adjustments
(Millions of dollars)	2016	2015	2016	2015	2016	2015	2016		2015
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$(59)	$2,523	$(65)	$2,522	$476	$592	$(470)	[2]	$(591)	[2]
Adjustments for non-cash items:
Depreciation and amortization	3,034	3,046	2,144	2,164	890	882	—		—
Actuarial (gain) loss on pension and postretirement benefits	985	179	985	179	—	—	—		—
Provision (benefit) for deferred income taxes	(431)	(307)	(533)	(425)	111	118	(9)	[4]	—
Goodwill impairment charge	595	—	595	—	—	—	—		—
Other	856	453	687	343	(36)	(138)	205	[4]	248	[4]
Financial Products' dividend in excess of profit	—	—	162	9	—	—	(162)	[3]	(9)	[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	829	764	171	461	(34)	(85)	692	[4,5]	388	[4,5]
Inventories	1,109	2,274	1,113	2,280	—	—	(4)	[4]	(6)	[4]
Accounts payable	(200)	(1,165)	(168)	(1,343)	31	95	(63)	[4]	83	[4]
Accrued expenses	(201)	(199)	(142)	(223)	(59)	11	—		13	[4]
Accrued wages, salaries and employee benefits	(708)	(389)	(693)	(390)	(15)	1	—		—
Customer advances	(37)	(501)	(37)	(501)	—	—	—		—
Other assets—net	224	143	77	192	145	(55)	2	[4]	6	[4]
Other liabilities—net	(388)	(146)	(439)	(93)	44	(34)	7	[4]	(19)	[4]
Net cash provided by (used for) operating activities	5,608	6,675	3,857	5,175	1,553	1,387	198		113

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(1,109)	(1,388)	(1,099)	(1,373)	(11)	(16)	1	[4]	1	[4]
Expenditures for equipment leased to others	(1,819)	(1,873)	(107)	(257)	(1,760)	(1,643)	48	[4]	27	[4]
Proceeds from disposals of leased assets and property, plant and equipment	899	760	125	114	805	655	(31)	[4]	(9)	[4]
Additions to finance receivables	(9,339)	(9,929)	—	—	(11,862)	(12,928)	2,523	[5]	2,999	[5,8]
Collections of finance receivables	9,369	9,247	—	—	12,341	12,227	(2,972)	[5]	(2,980)	[5]
Net intercompany purchased receivables	—	—	—	—	399	745	(399)	[5]	(745)	[5]
Proceeds from sale of finance receivables	127	136	—	—	127	136	—		—
Net intercompany borrowings	—	—	(542)	—	1	1	541	[6]	(1)	[6]
Investments and acquisitions (net of cash acquired)	(191)	(400)	(191)	(400)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	—	178	—	184	—	—	—		(6)	[8]
Proceeds from sale of securities	694	351	30	25	664	326	—		—
Investments in securities	(391)	(485)	(24)	(27)	(367)	(458)	—		—
Other—net	—	(114)	31	(49)	(38)	(65)	7	[9]	—
Net cash provided by (used for) investing activities	(1,760)	(3,517)	(1,777)	(1,783)	299	(1,020)	(282)		(714)

Cash flow from financing activities:
Dividends paid	(1,799)	(1,757)	(1,799)	(1,757)	(632)	(600)	632	[7]	600	[7]
Distribution to noncontrolling interests	(8)	(7)	(8)	(7)	—	—	—		—
Common stock issued, including treasury shares reissued	(23)	33	(23)	33	7	—	(7)	[9]	—
Treasury shares purchased	—	(2,025)	—	(2,025)	—	—	—		—
Excess tax benefit from stock-based compensation	28	24	28	24	—	—	—		—
Net intercompany borrowings	—	—	(1)	(1)	542	—	(541)	[6]	1	[6]
Proceeds from debt issued (original maturities greater than three months)	5,115	5,132	6	3	5,109	5,129	—		—
Payments on debt (original maturities greater than three months)	(6,565)	(8,292)	(533)	(517)	(6,032)	(7,775)	—		—
Short-term borrowings - net (original maturities three months or less)	140	3,022	201	4	(61)	3,018	—		—
Net cash provided by (used for) financing activities	(3,112)	(3,870)	(2,129)	(4,243)	(1,067)	(228)	84		601
Effect of exchange rate changes on cash	(28)	(169)	(34)	(126)	6	(43)	—		—
Increase (decrease) in cash and short-term investments	708	(881)	(83)	(977)	791	96	—		—
Cash and short-term investments at beginning of period	6,460	7,341	5,340	6,317	1,120	1,024	—		—
Cash and short-term investments at end of period	$7,168	$6,460	$5,257	$5,340	$1,911	$1,120	$—		$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of Financial Products' dividend to Machinery, Energy & Transportation in excess of Financial Products' profit.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of businesses and investments.

[9]	Elimination of change in investment and common stock related to Financial Products.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2016, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page 69.

/s/ D. James Umpleby III
D. James Umpleby III
Chief Executive Officer

/s/ Bradley M. Halverson
Bradley M. Halverson
Group President
and Chief Financial Officer

February 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Caterpillar Inc.:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of results of operations, comprehensive income, changes in stockholders’ equity, and of cash flow, including pages 70 through 155, present fairly, in all material respects, the financial position of Caterpillar Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 68. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 1.B. to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefit plans in 2016. As described in Note 1.K. to the consolidated financial statements, the Company changed its method of classifying deferred income taxes in the consolidated statement of financial position in 2016.

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

/s/ PricewaterhouseCoopers LLP

Peoria, Illinois
February 15, 2017

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31
(Dollars in millions except per share data)
	2016	2015	2014
Sales and revenues:
Sales of Machinery, Energy & Transportation	$35,773	$44,147	$52,142
Revenues of Financial Products	2,764	2,864	3,042
Total sales and revenues	38,537	47,011	55,184

Operating costs:
Cost of goods sold	28,309	33,546	40,718
Selling, general and administrative expenses	4,686	4,951	6,529
Research and development expenses	1,951	2,119	2,380
Interest expense of Financial Products	596	587	624
Goodwill impairment charge	595	—	—
Other operating (income) expenses	1,902	2,023	1,619
Total operating costs	38,039	43,226	51,870

Operating profit	498	3,785	3,314

Interest expense excluding Financial Products	505	507	484
Other income (expense)	146	161	322

Consolidated profit before taxes	139	3,439	3,152

Provision (benefit) for income taxes	192	916	692
Profit (loss) of consolidated companies	(53)	2,523	2,460

Equity in profit (loss) of unconsolidated affiliated companies	(6)	—	8

Profit (loss) of consolidated and affiliated companies	(59)	2,523	2,468

Less: Profit (loss) attributable to noncontrolling interests	8	11	16

Profit (loss) [1]	$(67)	$2,512	$2,452

Profit (loss) per common share	$(0.11)	$4.23	$3.97

Profit (loss) per common share — diluted [2,3]	$(0.11)	$4.18	$3.90

Weighted-average common shares outstanding (millions)
- Basic	584.3	594.3	617.2
- Diluted [2,3]	584.3	601.3	628.9

Cash dividends declared per common share	$3.08	$3.01	$2.70

[1]	Profit (loss) attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards, using the treasury stock method.

[3]	In 2016, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31
(Millions of dollars)
	2016	2015	2014

Profit (loss) of consolidated and affiliated companies	$(59)	$2,523	$2,468
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2016 - $(30); 2015 - $(82); 2014 - $(78)	(17)	(973)	(1,155)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2016 - $(69); 2015 - $5; 2014 - $(2)	118	(3)	4
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2016 - $21; 2015 - $18; 2014 - $13	(35)	(35)	(25)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $33; 2015 - $11; 2014 - $69	(62)	(19)	(118)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $2; 2015 - $(51); 2014 - $(2)	(3)	88	4

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2016 - $(12); 2015 - $9; 2014 - $(12)	26	(10)	24
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2016 - $15; 2015 - $20; 2014 - $11	(31)	(36)	(24)

Total other comprehensive income (loss), net of tax	(4)	(988)	(1,290)
Comprehensive income (loss)	(63)	1,535	1,178
Less: comprehensive income attributable to the noncontrolling interests	(8)	1	(16)
Comprehensive income (loss) attributable to stockholders	$(71)	$1,536	$1,162

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31
(Dollars in millions)
	2016	2015
Assets
Current assets:
Cash and short-term investments	$7,168	$6,460
Receivables – trade and other	5,981	6,695
Receivables – finance	8,522	8,991
Prepaid expenses and other current assets	1,682	1,662
Inventories	8,614	9,700
Total current assets	31,967	33,508

Property, plant and equipment – net	15,322	16,090
Long-term receivables – trade and other	1,029	1,170
Long-term receivables – finance	13,556	13,651
Noncurrent deferred and refundable income taxes	2,790	2,489
Intangible assets	2,349	2,821
Goodwill	6,020	6,615
Other assets	1,671	1,998
Total assets	$74,704	$78,342

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$209	$9
Financial Products	7,094	6,958
Accounts payable	4,614	5,023
Accrued expenses	3,003	3,116
Accrued wages, salaries and employee benefits	1,296	1,994
Customer advances	1,167	1,146
Dividends payable	452	448
Other current liabilities	1,635	1,671
Long-term debt due within one year:
Machinery, Energy & Transportation	507	517
Financial Products	6,155	5,360
Total current liabilities	26,132	26,242
Long-term debt due after one year:
Machinery, Energy & Transportation	8,436	8,960
Financial Products	14,382	16,209
Liability for postemployment benefits	9,357	8,843
Other liabilities	3,184	3,203
Total liabilities	61,491	63,457
Commitments and contingencies (Notes 21 and 22)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2016 and 2015 – 814,894,624 shares) at paid-in amount	5,277	5,238
Treasury stock: (2016 – 228,408,600 shares; and 2015 - 232,572,734 shares) at cost	(17,478)	(17,640)
Profit employed in the business	27,377	29,246
Accumulated other comprehensive income (loss)	(2,039)	(2,035)
Noncontrolling interests	76	76
Total stockholders’ equity	13,213	14,885
Total liabilities and stockholders’ equity	$74,704	$78,342

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Stockholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at January 1, 2014	$4,709	$(11,854)	$27,725	$231	$67	$20,878
Profit (loss) of consolidated and affiliated companies	—	—	2,452	—	16	2,468
Foreign currency translation, net of tax	—	—	—	(1,155)	—	(1,155)
Pension and other postretirement benefits, net of tax	—	—	—	(21)	—	(21)
Derivative financial instruments, net of tax	—	—	—	(114)	—	(114)
Available-for-sale securities, net of tax	—	—	—	—	—	—
Change in ownership from noncontrolling interests	—	—	—	—	4	4
Dividends declared	—	—	(1,662)	—	—	(1,662)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 10,106,542	(127)	366	—	—	—	239
Stock-based compensation expense	254	—	—	—	—	254
Net excess tax benefits from stock-based compensation	180	—	—	—	—	180
Common shares repurchased: 41,762,325 [1]	—	(4,238)	—	—	—	(4,238)
Balance at December 31, 2014	$5,016	$(15,726)	$28,515	$(1,059)	$80	$16,826
Profit (loss) of consolidated and affiliated companies	—	—	2,512	—	11	2,523
Foreign currency translation, net of tax	—	—	—	(961)	(12)	(973)
Pension and other postretirement benefits, net of tax	—	—	—	(38)	—	(38)
Derivative financial instruments, net of tax	—	—	—	69	—	69
Available-for-sale securities, net of tax	—	—	—	(46)	—	(46)
Dividends declared	—	—	(1,781)	—	—	(1,781)
Distribution to noncontrolling interests	—	—	—	—	(7)	(7)
Common shares issued from treasury stock for stock-based compensation: 2,931,595	(78)	111	—	—	—	33
Stock-based compensation expense	283	—	—	—	—	283
Net excess tax benefits from stock-based compensation	10	—	—	—	—	10
Common shares repurchased: 25,841,608 [1]	—	(2,025)	—	—	—	(2,025)
Other	7	—	—	—	4	11
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Stockholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit (loss) of consolidated and affiliated companies	—	—	(67)	—	8	(59)
Foreign currency translation, net of tax	—	—	—	(17)	—	(17)
Pension and other postretirement benefits, net of tax	—	—	—	83	—	83
Derivative financial instruments, net of tax	—	—	—	(65)	—	(65)
Available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Change in ownership from noncontrolling interests	(2)	—	—	—	2	—
Dividends declared	—	—	(1,802)	—	—	(1,802)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 4,164,134	(185)	162	—	—	—	(23)
Stock-based compensation expense	218	—	—	—	—	218
Net excess tax benefits from stock-based compensation	(6)	—	—	—	—	(6)
Other	14	—	—	—	—	14
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213

[1]	See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31
(Millions of dollars)
	2016	2015	2014
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$(59)	$2,523	$2,468
Adjustments for non-cash items:
Depreciation and amortization	3,034	3,046	3,163
Actuarial (gain) loss on pension and postretirement benefits	985	179	2,624
Provision (benefit) for deferred income taxes	(431)	(307)	(954)
Goodwill impairment charge	595	—	—
Other	856	453	470
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	829	764	163
Inventories	1,109	2,274	101
Accounts payable	(200)	(1,165)	222
Accrued expenses	(201)	(199)	(10)
Accrued wages, salaries and employee benefits	(708)	(389)	901
Customer advances	(37)	(501)	(593)
Other assets – net	224	143	(139)
Other liabilities – net	(388)	(146)	(359)
Net cash provided by (used for) operating activities	5,608	6,675	8,057

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,109)	(1,388)	(1,539)
Expenditures for equipment leased to others	(1,819)	(1,873)	(1,840)
Proceeds from disposals of leased assets and property, plant and equipment	899	760	904
Additions to finance receivables	(9,339)	(9,929)	(11,278)
Collections of finance receivables	9,369	9,247	9,841
Proceeds from sale of finance receivables	127	136	177
Investments and acquisitions (net of cash acquired)	(191)	(400)	(30)
Proceeds from sale of businesses and investments (net of cash sold)	—	178	199
Proceeds from sale of securities	694	351	810
Investments in securities	(391)	(485)	(825)
Other – net	—	(114)	(46)
Net cash provided by (used for) investing activities	(1,760)	(3,517)	(3,627)

Cash flow from financing activities:
Dividends paid	(1,799)	(1,757)	(1,620)
Distribution to noncontrolling interests	(8)	(7)	(7)
Contribution from noncontrolling interests	—	—	4
Common stock issued, including treasury shares reissued	(23)	33	239
Treasury shares purchased	—	(2,025)	(4,238)
Excess tax benefit from stock-based compensation	28	24	182
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	6	3	1,994
- Financial Products	5,109	5,129	8,655
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(533)	(517)	(785)
- Financial Products	(6,032)	(7,775)	(8,463)
Short-term borrowings – net (original maturities three months or less)	140	3,022	1,043
Net cash provided by (used for) financing activities	(3,112)	(3,870)	(2,996)
Effect of exchange rate changes on cash	(28)	(169)	(174)
Increase (decrease) in cash and short-term investments	708	(881)	1,260
Cash and short-term investments at beginning of period	6,460	7,341	6,081
Cash and short-term investments at end of period	$7,168	$6,460	$7,341
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

Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” "EMD," “FG Wilson,” “MaK,” “MWM,” “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines”.

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

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 49 located in the United States and 123 located outside the United States, serving 190 countries.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited, are also sold through its worldwide network of 96 distributors covering 179 countries. The FG Wilson branded electric power generation systems manufactured by our subsidiary Caterpillar Northern Ireland Limited are sold through its worldwide network of 184 distributors covering 145 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 20 distributors covering 130 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. Some products, primarily turbines and locomotives, are sold directly to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

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

B.	Basis of presentation and change in accounting principle

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

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

	December 31,
(Millions of dollars)	2016	2015
Receivables - trade and other	$55	$19
Receivables - finance	174	466
Long-term receivables - finance	246	62
Investments in unconsolidated affiliated companies	31	35
Guarantees	210	175
Total	$716	$757

In addition, Cat Financial has end-user customers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks are evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses.

Shipping and handling costs are included in Cost of goods sold in Statement 1.  Other operating (income) expenses primarily include Cat Financial’s depreciation of equipment leased to others, Insurance Services’ underwriting expenses, gains (losses) on disposal of long-lived assets, long-lived asset impairment charges, legal settlements and accruals, employee separation charges and benefit plan curtailment gains (losses).

Prepaid expenses and other current assets in Statement 3 include prepaid rent, prepaid insurance, prepaid and refundable income tax, assets held for sale, core to be returned for remanufacturing, restricted cash and other short-term investments, and other prepaid items.

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

Change in Accounting Principle

Effective January 1, 2016, we changed our accounting principle for recognizing actuarial gains and losses and expected returns on plan assets for our defined benefit pension and other postretirement benefit plans. Prior to 2016, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) and were generally amortized into earnings in future periods. Under the new principle, actuarial gains and losses are immediately recognized through net benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. In addition, we have changed our policy for recognizing the expected returns on plan assets from a market-related value method (based on a three-year smoothing of asset returns) to a fair value method. We believe these changes are preferable as they accelerate the recognition of changes in fair value of plan assets and actuarial gains and losses in our Consolidated Statement of Results of Operations, provide greater transparency of our economic obligations in accounting results and better align with the fair value principles by recognizing the effects of economic and interest rate changes on pension and other postretirement benefit assets and liabilities in the year in which the gains and losses are incurred. These changes have been applied retrospectively to prior years. As of January 1, 2014, the cumulative effect of the change resulted in a decrease of $4.1 billion in Profit employed in the business and a corresponding increase of $4.1 billion in Accumulated other comprehensive income (loss), both net of tax of $2.4 billion.

Following are the impacts to financial statement line items as a result of the change in accounting principle for the periods presented in the accompanying consolidated financial statements:

Consolidated Statement of Results of Operations for the Years Ended December 31
(Dollars in millions except per share data)	2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Cost of goods sold	$28,309	$28,074	$235
Selling, general and administrative expenses	$4,686	$4,441	$245
Research and development expenses	$1,951	$1,868	$83
Total operating costs	$38,039	$37,476	$563
Operating profit	$498	$1,061	$(563)
Other income (expense)	$146	$50	$96
Consolidated profit before taxes	$139	$606	$(467)
Provision (benefit) for income taxes	$192	$364	$(172)
Profit (loss) of consolidated companies	$(53)	$242	$(295)
Profit (loss) of consolidated and affiliated companies	$(59)	$236	$(295)
Profit (loss)	$(67)	$228	$(295)
Profit (loss) per common share	$(0.11)	$0.39	$(0.50)
Profit (loss) per common share - diluted	$(0.11)	$0.39	$(0.50)

	2015
	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$33,546	$33,742	$(196)
Selling, general and administrative expenses	$4,951	$5,199	$(248)
Research and development expenses	$2,119	$2,165	$(46)
Other operating (income) expenses	$2,023	$2,062	$(39)
Total operating costs	$43,226	$43,755	$(529)
Operating profit	$3,785	$3,256	$529
Other income (expense)	$161	$106	$55
Consolidated profit before taxes	$3,439	$2,855	$584
Provision (benefit) for income taxes	$916	$742	$174
Profit (loss) of consolidated companies	$2,523	$2,113	$410
Profit (loss) of consolidated and affiliated companies	$2,523	$2,113	$410
Profit (loss)	$2,512	$2,102	$410
Profit (loss) per common share	$4.23	$3.54	$0.69
Profit (loss) per common share - diluted	$4.18	$3.50	$0.68

	2014
	Recast	Previously Reported	Effect of Accounting Change
Cost of goods sold	$40,718	$39,767	$951
Selling, general and administrative expenses	$6,529	$5,697	$832
Research and development expenses	$2,380	$2,135	$245
Other operating (income) expenses	$1,619	$1,633	$(14)
Total operating costs	$51,870	$49,856	$2,014
Operating profit	$3,314	$5,328	$(2,014)
Other income (expense)	$322	$239	$83
Consolidated profit before taxes	$3,152	$5,083	$(1,931)
Provision (benefit) for income taxes	$692	$1,380	$(688)
Profit (loss) of consolidated companies	$2,460	$3,703	$(1,243)
Profit (loss) of consolidated and affiliated companies	$2,468	$3,711	$(1,243)
Profit (loss)	$2,452	$3,695	$(1,243)
Profit (loss) per common share	$3.97	$5.99	$(2.02)
Profit (loss) per common share - diluted	$3.90	$5.88	$(1.98)

Consolidated Statement of Comprehensive Income for the Years Ended December 31
(Dollars in millions)	2016
	As Reported	Previous Accounting Method	Effect of Accounting Change

Profit (loss) of consolidated and affiliated companies	$(59)	$236	$(295)
Foreign currency translation, net of tax	$—	$—	$—
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$(621)	$621
Amortization of actuarial (gain) loss, net of tax	$—	$326	$(326)
Total other comprehensive income (loss), net of tax	$(4)	$(299)	$295

	2015
	Recast	Previously Reported	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$2,523	$2,113	$410
Foreign currency translation, net of tax	$(973)	$(977)	$4
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$(10)	$10
Amortization of actuarial (gain) loss, net of tax	$—	$424	$(424)
Total other comprehensive income (loss), net of tax	$(988)	$(578)	$(410)

	2014
	Recast	Previously Reported	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$2,468	$3,711	$(1,243)
Foreign currency translation, net of tax	$(1,155)	$(1,164)	$9
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax	$—	$(1,578)	$1,578
Amortization of actuarial (gain) loss, net of tax	$—	$344	$(344)
Total other comprehensive income (loss), net of tax	$(1,290)	$(2,533)	$1,243

Consolidated Statement of Financial Position at December 31
(Dollars in millions)	2016			2015
	As Reported	Previous Accounting Method	Effect of Accounting Change	Recast	Previously Reported	Effect of Accounting Change
Profit employed in the business	$27,377	$32,634	$(5,257)	$29,246	$34,208	$(4,962)
Accumulated other comprehensive income (loss)	$(2,039)	$(7,296)	$5,257	$(2,035)	$(6,997)	$4,962

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31
(Dollars in millions)	2016
	As Reported	Previous Accounting Method	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$(59)	$236	$(295)
Pension and other postretirement benefits, net of tax	$83	$(212)	$295

	2015
	Recast	Previously Reported	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$2,523	$2,113	$410
Foreign currency translation, net of tax	$(973)	$(977)	$4
Pension and other postretirement benefits, net of tax	$(38)	$376	$(414)

	2014
	Recast	Previously Reported	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$2,468	$3,711	$(1,243)
Foreign currency translation, net of tax	$(1,155)	$(1,164)	$9
Pension and other postretirement benefits, net of tax	$(21)	$(1,255)	$1,234

Consolidated Statement of Cash Flow for the Years Ended December 31
(Millions of dollars)	2016
Cash flow from operating activities:	As Reported	Previous Accounting Method	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$(59)	$236	$(295)
Adjustments for non-cash items:
Actuarial (gain) loss on pension and postretirement benefits	$985	$—	$985
Provision (benefit) for deferred income taxes	$(431)	$—	$(431)
Other	$856	$952	$(96)
Changes in assets and liabilities, net of acquisitions and divestitures:
Other assets – net	$224	$46	$178
Other liabilities – net	$(388)	$(47)	$(341)

	2015
Cash flow from operating activities:	Recast	Previously Reported	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$2,523	$2,113	$410
Adjustments for non-cash items:
Actuarial (gain) loss on pension and postretirement benefits	$179	$—	$179
Provision (benefit) for deferred income taxes	$(307)	$—	$(307)
Other	$453	$508	$(55)
Changes in assets and liabilities, net of acquisitions and divestitures:
Other assets – net	$143	$(220)	$363
Other liabilities – net	$(146)	$444	$(590)

	2014
Cash flow from operating activities:	Recast	Previously Reported	Effect of Accounting Change
Profit (loss) of consolidated and affiliated companies	$2,468	$3,711	$(1,243)
Adjustments for non-cash items:
Actuarial (gain) loss on pension and postretirement benefits	$2,624	$—	$2,624
Provision (benefit) for deferred income taxes	$(954)	$—	$(954)
Other	$470	$553	$(83)
Changes in assets and liabilities, net of acquisitions and divestitures:
Other assets – net	$(139)	$(300)	$161
Other liabilities – net	$(359)	$146	$(505)

The above tables include changes resulting from reclassifications between financial statement line items.

C.	Sales and revenue recognition

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

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end-user customer sales are established by the responsible business unit. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end customer. Dealers and customers must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In 2016, 2015 and 2014 terms were extended to not more than one year for $406 million, $635 million and $624 million of receivables, respectively, which represent approximately 1 percent of consolidated sales.

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

Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 60 percent of total inventories at December 31, 2016 and 2015.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $2,139 million and $2,498 million higher than reported at December 31, 2016 and 2015, respectively.

E.	Depreciation and amortization

Depreciation of plant and equipment is computed principally using accelerated methods. Depreciation on equipment leased to others, primarily for Financial Products, is computed using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2016, 2015 and 2014, Cat Financial depreciation on equipment leased to others was $841 million, $836 million and $872 million, respectively, and was included in Other operating (income) expenses in Statement 1. In 2016, 2015 and 2014, consolidated depreciation expense was $2,707 million, $2,705 million and $2,795 million, respectively. Amortization of purchased finite-lived intangibles is computed principally using the straight-line method, generally not to exceed a period of 20 years.

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

Revenue recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We plan to adopt the new guidance effective January 1, 2018. We have made substantial progress in our evaluation of the impact of the new standard. Under the new guidance, we anticipate sales of certain turbine machinery units will change to a point-in-time recognition model. Under current guidance, we account for these sales under an over-time model following the percentage-of-completion method as the product is manufactured. In addition, under the new guidance we will begin to recognize an asset for the value of expected replacement part returns. At this time we have not identified any impacts to our financial statements that we believe will be material in the year of adoption. We are still evaluating the impact to certain revenue streams within our Energy & Transportation and Resource Industries segments and expect that evaluation to be completed during the first half of 2017. Based on the current estimated impact to our financial statements, we plan to adopt the new guidance under the modified retrospective approach.

Variable interest entities (VIE) - In February 2015, the FASB issued accounting guidance on the consolidation of VIEs. The new guidance revises previous guidance by establishing an analysis for determining whether a limited partnership or similar entity is a VIE and whether outsourced decision-maker fees are considered variable interests. In addition, the new guidance revises how a reporting entity evaluates economics and related parties when assessing who should consolidate a VIE. The guidance was effective January 1, 2016 and did not have a material impact on our financial statements.

Presentation of debt issuance costs - In April 2015, the FASB issued accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Prior to the issuance of the new guidance, debt issuance costs were required to be presented in the balance sheet as an asset. The guidance was effective January 1, 2016. We retrospectively adopted this guidance and as a result $80 million of debt issuance costs were reclassified from Other assets to Long-term debt due within one year and Long-term debt due after one year within Statement 3 as of December 31, 2015.

Fair value disclosures for investments in certain entities that calculate net asset value per share - In May 2015, the FASB issued accounting guidance which removes the requirement to categorize within the fair value hierarchy investments measured at net asset value (or its equivalent) as a practical expedient for fair value. The new guidance requires that the amount of these investments continue to be disclosed to reconcile the fair value hierarchy disclosure to the balance sheet. The guidance was effective January 1, 2016 and was applied retrospectively. The adoption did not have a material impact on our financial statements.

Simplifying the measurement of inventory - In July 2015, the FASB issued accounting guidance which requires that inventory be measured at the lower of cost or net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Inventory measured using the last-in, first-out (LIFO) method and the retail inventory method are not impacted by the new guidance. The guidance was effective January 1, 2017 and will be applied prospectively. We do not expect the adoption to have a material impact on our financial statements.

Simplifying the accounting for measurement-period adjustments - In September 2015, the FASB issued accounting guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. An acquirer in a business combination is required to report provisional amounts when measurements are incomplete at the end of the reporting period covering the business combination. Prior to the issuance of the new guidance, an acquirer was required to adjust such provisional amounts by restating prior period financial statements. Under the new guidance, the acquirer will recognize the measurement-period adjustment in the period the adjustment is determined. The guidance was effective January 1, 2016 and was applied prospectively. The adoption did not have a material impact on our financial statements.

Balance sheet classification of deferred taxes - In November 2015, the FASB issued accounting guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Statement of Financial Position. Previous guidance required the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. We had the option to apply the new guidance prospectively or retrospectively. The new guidance was effective January 1, 2017, with early adoption permitted. We adopted the new guidance effective January 1, 2016 and applied it retrospectively. The adoption resulted in the reclassification of current deferred tax assets and liabilities to noncurrent assets and liabilities on Statement 3. For the year ended December 31, 2015, Deferred and refundable income taxes were reduced by $910 million (the remaining balance of $616 million was reclassified to Prepaid expenses and other current assets), Noncurrent deferred and refundable income taxes were increased by $835 million, Other current liabilities were reduced by $59 million and Other liabilities were reduced by $16 million.

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

Stock-based compensation - In March 2016, the FASB issued accounting guidance to simplify several aspects of the accounting for share-based payments. The new guidance changes how reporting entities account for certain aspects of share-based payments, including the accounting for income taxes and the classification of the tax impact on the Consolidated Statement of Cash Flow. Under the new guidance all excess tax benefits and deficiencies during the period are to be recognized in income (rather than equity) on a prospective basis. The guidance removes the requirement to delay recognition of excess tax benefits until it reduces income taxes currently payable. This change is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. In addition, Cash flows related to excess tax benefits will be included in Cash provided by operating activities and will no longer be separately classified as a financing activity. We will adopt this change retrospectively. The guidance was effective January 1, 2017. We do not expect the adoption to have a material impact on our financial statements.

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

Classification for certain cash receipts and cash payments - In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance is effective January 1, 2018 with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Tax accounting for intra-entity asset transfers - In October 2016, the FASB issued accounting guidance that will require the tax effects of intra-entity asset transfers to be recognized in the period when the transfer occurs. Under current guidance, the tax effects of intra-entity sales of assets are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance does not apply to intra-entity transfers of inventory. The guidance is effective January 1, 2018 with early adoption permitted and is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the effect of the new guidance on our financial statements and do not expect to early adopt.

Classification of restricted cash - In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The new standard is required to be applied with a retrospective approach. The guidance is effective January 1, 2018 with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

Clarification on the definition of a business - In January 2017, the FASB issued accounting guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective January 1, 2018 with early adoption permitted. We plan to adopt this guidance January 1, 2017, and we do not expect the adoption to have a material impact on our financial statements.

Simplifying the measurement for goodwill - In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will be applied prospectively and is effective January 1, 2020, with early adoption permitted beginning January 1, 2017. We are in the process of evaluating the effect of the new guidance on our financial statements.

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

Our long-standing practices and policies specify all stock-based compensation awards are approved by the Compensation Committee (the Committee) of the Board of Directors on the date of grant.  The stock-based award approval process specifies the number of awards granted, the terms of the award and the grant date.  The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants.  The number of stock-based compensation awards included in an individual’s award is determined based on the methodology approved by the Committee.  The exercise price methodology approved by the Committee is the closing price of the Company stock on the date of the grant. The 2014 grant was issued under the Caterpillar Inc. 2006 Long-Term Incentive Plan (approved by stockholders in June of 2006). In June of 2014, stockholders approved the Caterpillar Inc. 2014 Long-Term Incentive Plan under which all new stock-based compensation awards are granted.

Common stock issued from Treasury stock under the plans totaled 4,164,134 for 2016, 2,931,595 for 2015 and 10,106,542 for 2014. The total number of shares authorized for equity awards under the Caterpillar Inc. 2014 Long-Term Incentive Plan is 38,800,000, of which 17,231,358 shares remained available for issuance as of December 31, 2016.

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

At grant, SARs and option awards have a term life of ten years.  Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a “Long Service Separation” and all outstanding stock options, SARs and RSUs will immediately vest.  Outstanding PRSUs granted to employees with a "Long Service Separation" will vest at the end of the performance period based upon achievement of the performance target. For awards granted prior to 2016, if the “Long Service Separation” criteria are met, the vested options/SARs will have a life that is the lesser of ten years from the original grant date or five years from the separation date. For awards granted in 2016, the vested options/SARs will have a life equal to ten years from the original grant date. Compensation expense is fully recognized immediately on the grant date for employees who met the criteria for a "Long Service Separation". For employees who become eligible for immediate vesting under a "Long Service Separation" subsequent to the grant date and prior to the completion of the vesting period, compensation expense is recognized over the period from grant date to the date eligibility is achieved.

Accounting guidance on share-based payments requires companies to estimate the fair value of options/SARs on the date of grant using an option-pricing model.  The fair value of our option/SAR grants was estimated using a lattice-based option-pricing model.  The lattice-based option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free rate was based on U.S. Treasury security yields at the time of grant.  The weighted-average dividend yield was based on historical information.  The expected life was determined from the lattice-based model. The lattice-based model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the years ended December 31, 2016, 2015 and 2014, respectively.

	Grant Year
	2016	2015	2014
Weighted-average dividend yield	3.2%	2.3%	2.2%
Weighted-average volatility	31.1%	28.4%	28.2%
Range of volatilities	22.5-33.4%	19.9-35.9%	18.4-36.2%
Range of risk-free interest rates	0.62-1.73%	0.22-2.08%	0.12-2.60%
Weighted-average expected lives	8 years	8 years	8 years

The fair value of RSU and PRSU grants was estimated by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period.  The estimated dividends are based on Caterpillar’s quarterly dividend per share at the time of the grant.

Please refer to Tables I and II below for additional information on our stock-based awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options / SARs		RSUs		PRSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2016	38,338,525	$77.84	4,330,513	$83.14	132,068	$77.47
Granted to officers and key employees [1]	4,243,272	$74.77	1,085,505	$68.04	614,347	$64.71
Exercised	(6,931,189)	$57.78	—	$—	—	$—
Vested	—	$—	(2,232,695)	$82.44	—	$—
Forfeited / expired	(3,585,818)	$74.59	(112,309)	$77.71	(36,129)	$67.96
Outstanding at December 31, 2016	32,064,790	$82.13	3,071,014	$78.50	710,286	$66.92
Exercisable at December 31, 2016	20,991,816	$81.18

Stock options/SARs outstanding and exercisable as of December 31, 2016:

	Outstanding				Exercisable
Exercise Prices	Shares Outstanding at 12/31/16	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [2]	Shares Outstanding at 12/31/16	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [2]
$22.17 - 57.85	5,405,540	2.83	$45.64	$255	5,405,540	2.83	$45.64	$255
$63.04 - 74.77	5,220,662	7.42	$74.23	97	1,368,924	2.45	$72.70	27
$83.00 - 86.77	7,074,057	8.08	$83.05	69	2,994,626	8.18	$83.00	29
$88.51 - 96.31	8,576,789	6.49	$92.88	14	5,434,984	6.09	$90.90	14
$102.13 - 110.09	5,787,742	4.71	$106.31	—	5,787,742	4.71	$106.31	—
	32,064,790		$82.13	$435	20,991,816		$81.18	$325

[1]	No SARs were granted during the year ended December 31, 2016.

[2]
The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2016, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2016, there were 3,071,014 outstanding RSUs with a weighted average remaining contractual life of 1.2 years and 710,286 outstanding PRSUs with a weighted-average remaining contractual life of 1.8 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2016	2015	2014
Stock options/SARs activity:
Weighted-average fair value per share of stock awards granted	$20.64	$23.61	$29.52
Intrinsic value of stock awards exercised	$185	$93	$649
Fair value of stock awards vested [1]	$163	$155	$108
Cash received from stock awards exercised	$30	$59	$259

RSUs activity:
Weighted-average fair value per share of stock awards granted	$68.04	$77.55	$89.18
Fair value of stock awards vested [2]	$162	$109	$106

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$64.71	$77.47	$—
Fair value of stock awards vested [2]	$—	$—	$—

[1]	Based on the grant date fair value.

[2]	Based on the underlying stock's closing market price on the vesting date.

In accordance with guidance on share-based payments, stock-based compensation expense is based on the grant date fair value and is classified within Cost of goods sold, Selling, general and administrative expenses and Research and development expenses corresponding to the same line item as the cash compensation paid to respective employees, officers and non-employee directors. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for awards with terms that specify cliff or graded vesting and contain only service conditions. Stock-based compensation expense for PRSUs is based on the probable number of shares expected to vest and is recognized primarily on a straight-line basis.

Before tax, stock-based compensation expense for 2016, 2015 and 2014 was $218 million, $283 million and $254 million, respectively, with a corresponding income tax benefit of $61 million, $87 million and $79 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2016, 2015 and 2014 did not have a significant impact on our financial statements.

At December 31, 2016, there was $170 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  The compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

We currently use shares in treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2016, 2015 and 2014 were $104 million, $68 million and $253 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.  In certain jurisdictions, tax deductions for exercises of stock-based awards did not generate a cash benefit.  A tax benefit of approximately $15 million will be recorded in additional paid-in capital when these deductions reduce our future income taxes payable.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of December 31, 2016, the maximum term of these outstanding contracts was approximately 51 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Mexican peso, Norwegian krona, Singapore dollar, Swiss franc, or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery, Energy & Transportation foreign currency contracts are undesignated.

As of December 31, 2016, $52 million of deferred net losses, net of tax, included in equity (AOCI in Statement 3), are expected to be reclassified to current earnings (Other income (expense) in Statement 1) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in Statement 3 are as follows:

	Consolidated Statement of Financial Position Location	Asset (Liability) Fair Value
(Millions of dollars)		Years ended December 31,
		2016	2015
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$13	$12
Machinery, Energy & Transportation	Accrued expenses	(93)	(25)
Machinery, Energy & Transportation	Other liabilities	(36)	—
Financial Products	Long-term receivables — trade and other	29	—
Financial Products	Accrued expenses	(3)	—
Interest rate contracts
Financial Products	Receivables — trade and other	—	1
Financial Products	Long-term receivables — trade and other	4	51
Financial Products	Accrued expenses	(1)	(4)
		$(87)	$35

Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$—	$2
Machinery, Energy & Transportation	Accrued expenses	(30)	(9)
Financial Products	Receivables — trade and other	39	3
Financial Products	Long-term receivables — trade and other	—	36
Financial Products	Accrued expenses	(4)	(6)
Commodity contracts
Machinery, Energy & Transportation	Receivables — trade and other	10	—
Machinery, Energy & Transportation	Accrued expenses	—	(12)
		$15	$14

The total notional amounts of the derivative instruments are as follows:

	Years ended December 31,
(Millions of dollars)	2016	2015

Machinery, Energy & Transportation	$2,530	$2,040
Financial Products	$2,626	$3,539

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on Statement 1 is as follows:

Fair Value Hedges		Year ended December 31, 2016
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(12)	$11
		$(12)	$11

		Year ended December 31, 2015
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(27)	$26
		$(27)	$26

		Year ended December 31, 2014
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(41)	$23
		$(41)	$23

Cash Flow Hedges
(Millions of dollars)	Year ended December 31, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(118)	Other income (expense)	$(14)	$—
Financial Products	15	Other income (expense)	28	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(6)	—
Financial Products	8	Interest expense of Financial Products	(3)	—
	$(95)		$5	$—

	Year ended December 31, 2015
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(33)	Other income (expense)	$(128)	$—
Financial Products	—	Other income (expense)	1	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(6)	—
Financial Products	3	Interest expense of Financial Products	(6)	—
	$(30)		$(139)	$—

	Year ended December 31, 2014
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(118)	Other income (expense)	$5	$—
Interest rate contracts
Machinery, Energy & Transportation	(63)	Interest expense excluding Financial Products	(5)	—
Financial Products	(6)	Interest expense of Financial Products	(6)	—
	$(187)		$(6)	$—

The effect of derivatives not designated as hedging instruments on Statement 1 is as follows:

		Years ended December 31,
(Millions of dollars)	Classification of Gains (Losses)	2016	2015	2014
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(4)	$(32)	$(60)
Financial Products	Other income (expense)	(24)	(34)	(47)
Interest rate contracts
Machinery, Energy & Transportation	Other income (expense)	2	2	2
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	16	(23)	(15)
		$(10)	$(87)	$(120)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of December 31, 2016 and 2015, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$23	$—	$23	$(21)	$—	$2
Financial Products	72	—	72	(7)	—	65
Total	$95	$—	$95	$(28)	$—	$67

December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(159)	$—	$(159)	$21	$—	$(138)
Financial Products	(8)	—	(8)	7	—	(1)
Total	$(167)	$—	$(167)	$28	$—	$(139)

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$14	$—	$14	$(14)	$—	$—
Financial Products	91	—	91	(5)	—	86
Total	$105	$—	$105	$(19)	$—	$86

December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(46)	$—	$(46)	$14	$—	$(32)
Financial Products	(10)	—	(10)	5	—	(5)
Total	$(56)	$—	$(56)	$19	$—	$(37)

4.	Other income (expense)

	Years ended December 31,
(Millions of dollars)	2016	2015		2014
Investment and interest income	$74	$65		$66
Foreign exchange gains (losses) [1]	(57)	(173)		137
License fee income	92	111		128
Gains (losses) on sale of securities and affiliated companies	47	176	[2]	36
Miscellaneous income (loss)	(10)	(18)		(45)
Total	$146	$161		$322

[1]	Includes gains (losses) from foreign exchange derivative contracts. See Note 3 for further details.

[2]	Includes pretax gain of $120 million related to the sale of Caterpillar's 35 percent equity interest in the third party logistics business. See Note 9 for further details.

5.	Income taxes

The components of profit before taxes were:
	Years ended December 31,
(Millions of dollars)	2016	2015	2014
U.S.	$(2,053)	$636	$276
Non-U.S.	2,192	2,803	2,876
	$139	$3,439	$3,152

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2016	2015	2014
Current tax provision (benefit):
U.S.[1]	$(90)	$525	$715
Non-U.S.	718	656	883
State (U.S.)	(5)	42	48
	623	1,223	1,646

Deferred tax provision (benefit):
U.S.[1]	(544)	(367)	(763)
Non-U.S.	(108)	66	(116)
State (U.S.)	221	(6)	(75)
	(431)	(307)	(954)
Total provision (benefit) for income taxes	$192	$916	$692
[1] Includes U.S. taxes related to non-U.S. profits.

We paid net income tax and related interest of $522 million, $1,143 million and $1,595 million in 2016, 2015 and 2014, respectively.

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2016		2015		2014
Taxes at U.S. statutory rate	$49	35.0%	$1,203	35.0%	$1,103	35.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than 35%	(119)	(85.6)%	(236)	(6.9)%	(223)	(7.1)%
Nondeductible goodwill	191	137.4%	—	—%	—	—%
State and local taxes, net of federal	(1)	(0.7)%	24	0.7%	(17)	(0.5)%
Interest and penalties, net of tax	24	17.2%	12	0.4%	12	0.4%
U.S. research and production incentives	(52)	(37.4)%	(95)	(2.7)%	(125)	(4.0)%
ESOP dividend tax benefit	(27)	(19.4)%	(27)	(0.8)%	(25)	(0.8)%
Other—net	(14)	(10.1)%	(7)	(0.2)%	11	0.4%
	51	36.4%	874	25.5%	736	23.4%

Prior year tax and interest adjustments	—	—%	42	1.2%	(21)	(0.7)%
Valuation allowances	141	101.4%	—	—%	(23)	(0.7)%
Provision (benefit) for income taxes	$192	137.8%	$916	26.7%	$692	22.0%

The negative impact on the effective tax rate from the portion of the Surface Mining & Technology goodwill impairment not deductible for tax purposes is reported in the effective tax rate reconciliation line item above labeled "Nondeductible goodwill". Included in the line item above labeled "Non-U.S. subsidiaries taxed at other than 35%" are the effects of indefinitely reinvested earnings of non-U.S. subsidiaries taxed at local tax rates, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. The indefinitely reinvested profits of Caterpillar SARL (CSARL), primarily taxable in Switzerland, contribute the most significant amount of this line item. Although not individually significant by jurisdiction, pre-tax permanent differences due to nondeductible net foreign exchange losses of non-U.S. subsidiaries were approximately $130 million in 2016 and 2015 and less than $10 million in 2014.

The provision for income taxes for 2016 also includes an increase in the valuation allowance for U.S. state deferred tax assets resulting in a $141 million non-cash charge, net of federal deferred tax adjustment at 35 percent. The primary driver of the increase is recent U.S. GAAP losses expected to recur in 2017 in certain state jurisdictions and the weight given this negative objective evidence under income tax accounting guidance.

The provision for income taxes for 2015 included a $42 million net charge to increase unrecognized tax benefits by $68 million offset by a benefit of $26 million to record U.S. refund claims related to prior tax years currently under examination. In the audit of 2007 to 2009 including the loss carryback to 2005, the U.S. Internal Revenue Service (IRS) disallowed approximately $125 million of foreign tax credits that arose as a result of certain financings unrelated to CSARL. Decisions of the U.S. Court of Appeals for the Second Circuit involving other taxpayers in 2015 caused us to conclude the benefits of this uncertain tax position were no longer more likely than not to be sustained based on technical merits resulting in an increase of $68 million to unrecognized tax benefits. We will continue to monitor ongoing court cases involving other taxpayers for information that may impact our analysis of this tax position.

The provision for income taxes for 2014 included a benefit of $23 million for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary and a net benefit of $21 million to adjust prior years' U.S. taxes and interest. The net benefit for prior years' U.S. taxes and interest included a $33 million benefit to reflect a settlement with the IRS related to 1992 through 1994 which resulted in a $16 million benefit to remeasure previously unrecognized tax benefits and a $17 million benefit to adjust related interest, net of tax. This benefit of $33 million was offset by a net charge of $12 million to adjust prior years' U.S. taxes that included a charge of $55 million to correct for an error which resulted in an understatement of tax liabilities for prior years. Management has concluded that the error was not material to any period presented.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $16 billion which are considered indefinitely reinvested.  Upon distribution of these profits in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and in some instances withholding taxes payable to the various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.  If management intentions or U.S. tax law changes in the future, there could be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. At December 31, 2016, cash and short-term investments held by non-U.S. subsidiaries was approximately $5 billion.

Accounting for income taxes under U.S. GAAP requires that individual tax-paying entities of the company offset all deferred tax liabilities and assets within each particular tax jurisdiction and present them as a noncurrent deferred tax liability or asset in the Consolidated Financial Position. Amounts in different tax jurisdictions cannot be offset against each other. The amount of deferred income taxes at December 31, included on the following lines in Statement 3, are as follows:

	December 31,
(Millions of dollars)	2016	2015
Assets:
Noncurrent deferred and refundable income taxes	2,683	2,367
Liabilities:
Other liabilities	237	335
Deferred income taxes—net	$2,446	$2,032

Deferred income tax assets and liabilities:
	December 31,
(Millions of dollars)	2016	2015
Deferred income tax assets:
Pension	$1,887	$1,694
Postemployment benefits other than pensions	1,318	1,339
Tax carryforwards	1,999	1,098
Warranty reserves	339	359
Stock-based compensation	316	356
Inventory	93	129
Allowance for credit losses	209	203
Post sale discounts	207	185
Other employee compensation and benefits	262	269
Other—net	476	427
	7,106	6,059

Deferred income tax liabilities:
Capital and intangible assets	(2,455)	(2,561)
Bond discount	(223)	(225)
Translation	(368)	(343)
Other outside basis differences	(227)	—
Undistributed profits of non-U.S. subsidiaries	(285)	(82)
	(3,558)	(3,211)
Valuation allowance for deferred tax assets	(1,102)	(816)
Deferred income taxes—net	$2,446	$2,032

At December 31, 2016, approximately $1,425 million of U.S. state tax net operating losses (NOLs) and $137 million of U.S. state tax credit carryforwards were available. The state NOLs primarily expire between 2017 and 2036.  The state tax credit carryforwards primarily expire over the next five years with certain carryforwards set to expire over the next fifteen years. In total, we have established a valuation allowance of $442 million related to certain of these carryforwards along with other U.S. state deferred tax assets.

At December 31, 2016, approximately $920 million of U.S. foreign tax credits were available for carryforward. These credits expire between 2025 and 2027.

At December 31, 2016, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2017	2018	2019	2020-2022	2023-2037	Unlimited	Total
$3	$64	$159	$470	$168	$3,191	$4,055

At December 31, 2016, non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets have recorded valuation allowances of $660 million, including certain entities in Luxembourg.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2016	2015
Balance at January 1,	$968	$846

Additions for tax positions related to current year	73	73
Additions for tax positions related to prior years	55	118
Reductions for tax positions related to prior years	(36)	(30)
Reductions for settlements [2]	(24)	(30)
Reductions for expiration of statute of limitations	(4)	(9)

Balance at December 31,	$1,032	$968

Amount that, if recognized, would impact the effective tax rate	$963	$934

[1]	Foreign currency impacts are included within each line as applicable.

[2]	Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $34 million, $20 million and $3 million during the years ended December 31, 2016, 2015 and 2014, respectively. The total amount of interest and penalties accrued was $120 million and $79 million as of December 31, 2016 and 2015, respectively.

In January 2015, we received a Revenue Agent's Report (RAR) from the IRS indicating the end of the field examination of our U.S. income tax returns for 2007 to 2009 including the impact of a loss carryback to 2005. The IRS field examination for 2010 to 2012 that began in 2015 is expected to be completed in 2017. In November 2016, we received notices of proposed adjustments from the IRS for the 2010 to 2012 exam. In both these audits, the IRS has proposed to tax in the United States profits earned from certain parts transactions by CSARL, based on the IRS examination team’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. income tax returns on this same basis for years after 2012. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits for this matter within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory. These receivables are included in Receivables—trade and other and Long-term receivables—trade and other in Statement 3 and were $1,727 million and $2,165 million, at December 31, 2016 and 2015, respectively.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2016
Amounts Due In	Wholesale Installment Contracts	Wholesale Finance Leases	Wholesale Notes	Total
2017	$147	$60	$765	$972
2018	114	42	205	361
2019	75	27	127	229
2020	40	14	8	62
2021	13	5	4	22
Thereafter	—	1	14	15
	389	149	1,123	1,661
Guaranteed residual value	—	58	—	58
Unguaranteed residual value	—	35	—	35
Less: Unearned income	(7)	(15)	(5)	(27)
Total	$382	$227	$1,118	$1,727

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Please refer to Note 18 and Table III for fair value information.

B.	Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2016
Amounts Due In	Retail Installment Contracts	Retail Finance Leases	Retail Notes	Total
2017	$2,592	$2,332	$3,695	$8,619
2018	1,951	1,547	1,893	5,391
2019	1,260	887	1,345	3,492
2020	598	407	1,126	2,131
2021	162	170	1,014	1,346
Thereafter	8	78	1,009	1,095
	6,571	5,421	10,082	22,074
Guaranteed residual value	—	295	—	295
Unguaranteed residual value	—	750	—	750
Less: Unearned income	(140)	(503)	(79)	(722)
Total	$6,431	$5,963	$10,003	$22,397

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

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Central and South American countries and Mexico.

•
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2016
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$327	$9	$336
Receivables written off	(158)	—	(158)
Recoveries on receivables previously written off	35	—	35
Provision for credit losses	132	1	133
Other	(5)	—	(5)
Balance at end of year	$331	$10	$341

Individually evaluated for impairment	$85	$—	$85
Collectively evaluated for impairment	246	10	256
Ending Balance	$331	$10	$341

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$786
Collectively evaluated for impairment	18,236	3,375	21,611
Ending Balance	$19,022	$3,375	$22,397

(Millions of dollars)	December 31, 2015
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$388	$10	$398
Receivables written off	(196)	—	(196)
Recoveries on receivables previously written off	41	—	41
Provision for credit losses	119	(1)	118
Other	(25)	—	(25)
Balance at end of year	$327	$9	$336

Individually evaluated for impairment	$65	$—	$65
Collectively evaluated for impairment	262	9	271
Ending Balance	$327	$9	$336

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$601	$—	$601
Collectively evaluated for impairment	18,788	3,570	22,358
Ending Balance	$19,389	$3,570	$22,959

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

(Millions of dollars)	December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$7,938	$8,063	$5
Europe	16	12	39	67	2,388	2,455	6
Asia Pacific	17	7	15	39	1,435	1,474	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	1,916	1,916	—
Europe	—	—	—	—	161	161	—
Asia Pacific	—	—	—	—	541	541	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	752	752	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$137	$79	$463	$679	$21,718	$22,397	$18

(Millions of dollars)	December 31, 2015
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$45	$12	$30	$87	$7,850	$7,937	$4
Europe	18	7	44	69	2,358	2,427	9
Asia Pacific	21	12	21	54	1,647	1,701	6
Mining	6	1	68	75	1,793	1,868	1
Latin America	45	31	199	275	1,998	2,273	—
Caterpillar Power Finance	—	1	35	36	3,147	3,183	2
Dealer
North America	—	—	—	—	2,209	2,209	—
Europe	—	—	—	—	149	149	—
Asia Pacific	—	—	—	—	552	552	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	—	—	653	653	—
Caterpillar Power Finance	—	—	—	—	3	3	—
Total	$135	$64	$397	$596	$22,363	$22,959	$22

 Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of December 31, 2016, 2015 and 2014 for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	December 31, 2016			December 31, 2015
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$10	$—	$12	$12	$—
Europe	49	48	—	41	41	—
Asia Pacific	3	2	—	1	1	—
Mining	129	129	—	84	84	—
Latin America	68	68	—	28	28	—
Caterpillar Power Finance	271	271	—	242	241	—
Total	$530	$528	$—	$408	$407	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$61	$60	$22	$14	$13	$4
Europe	7	7	3	11	10	5
Asia Pacific	50	50	8	34	34	4
Mining	—	—	—	11	11	3
Latin America	93	104	34	53	53	21
Caterpillar Power Finance	45	44	18	70	70	28
Total	$256	$265	$85	$193	$191	$65

Total Impaired Finance Receivables
North America	$71	$70	$22	$26	$25	$4
Europe	56	55	3	52	51	5
Asia Pacific	53	52	8	35	35	4
Mining	129	129	—	95	95	3
Latin America	161	172	34	81	81	21
Caterpillar Power Finance	316	315	18	312	311	28
Total	$786	$793	$85	$601	$598	$65

	Years ended December 31,
	2016		2015		2014
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$18	$1	$12	$1	$20	$1
Europe	46	1	42	1	47	1
Asia Pacific	2	—	2	—	3	—
Mining	98	4	75	3	69	3
Latin America	47	1	31	—	30	—
Caterpillar Power Finance	270	11	170	5	164	6
Total	$481	$18	$332	$10	$333	$11

Impaired Finance Receivables With An Allowance Recorded
North America	$34	$—	$9	$—	$9	$—
Europe	11	1	14	1	21	1
Asia Pacific	37	3	35	2	22	1
Mining	13	—	39	1	90	7
Latin America	66	2	56	3	36	1
Caterpillar Power Finance	50	1	115	3	96	2
Total	$211	$7	$268	$10	$274	$12

Total Impaired Finance Receivables
North America	$52	$1	$21	$1	$29	$1
Europe	57	2	56	2	68	2
Asia Pacific	39	3	37	2	25	1
Mining	111	4	114	4	159	10
Latin America	113	3	87	3	66	1
Caterpillar Power Finance	320	12	285	8	260	8
Total	$692	$25	$600	$20	$607	$23

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

As of December 31, 2016 and 2015 there were no finance receivable on non-accrual status for the Dealer portfolio segment.

The recorded investment in customer finance receivable on non-accrual status was as follows:

	December 31,
(Millions of dollars)	2016	2015
North America	$66	$31
Europe	35	39
Asia Pacific	12	15
Mining	69	106
Latin America	307	217
Caterpillar Power Finance	90	77
Total	$579	$485

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

As of December 31, 2016 and December 31, 2015, there were $11 million and $3 million, respectively, of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the years ended December 31, 2016, 2015 or 2014 for the Dealer portfolio segment. Finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2016, 2015 and 2014 were as follows:

(Millions of dollars)	Year ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	25	$25	$25
Europe	43	12	9
Asia Pacific	31	29	28
Mining	4	74	66
Latin America [1]	437	118	82
Caterpillar Power Finance	34	196	177
Total	574	$454	$387

	Year ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	14	$1	$1
Europe	23	2	2
Asia Pacific	21	26	26
Mining	4	65	65
Latin America	11	1	2
Caterpillar Power Finance	21	259	242
Total	94	$354	$338

	Year ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	34	$12	$7
Europe	8	7	7
Asia Pacific	2	—	—
Mining	51	185	176
Latin America	51	32	31
Caterpillar Power Finance	18	137	139
Total	164	$373	$360

[1]	In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.

TDRs in the Customer portfolio segment with a payment default during the years ended December 31, 2016, 2015 and 2014 which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	17	$3	12	$1	11	$1
Europe	16	9	—	—	46	2
Asia Pacific	3	—	—	—	—	—
Latin America	7	3	12	1	11	1
Total	43	$15	24	$2	68	$4

7.	Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2016	2015
Raw materials	$2,102	$2,467
Work-in-process	1,719	1,857
Finished goods	4,576	5,122
Supplies	217	254
Total inventories	$8,614	$9,700

We had long-term material purchase obligations of approximately $1,145 million at December 31, 2016.

8.	Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2016	2015
Land	—	$667	$644
Buildings and land improvements	20-45	7,383	7,242
Machinery, equipment and other	3-10	15,392	15,686
Software	3-7	1,641	1,636
Equipment leased to others	1-7	6,086	5,728
Construction-in-process	—	771	1,041
Total property, plant and equipment, at cost		31,940	31,977
Less: Accumulated depreciation		(16,618)	(15,887)
Property, plant and equipment–net		$15,322	$16,090

We had commitments for the purchase or construction of capital assets of approximately $142 million at December 31, 2016.

Assets recorded under capital leases: [1]
	December 31,
(Millions of dollars)	2016	2015
Gross capital leases [2]	$99	$124
Less: Accumulated depreciation	(22)	(44)
Net capital leases	$77	$80

[1]	Included in Property, plant and equipment table above.

[2]	Consists primarily of machinery and equipment.

At December 31, 2016, scheduled minimum rental payments on assets recorded under capital leases were:

(Millions of dollars)
2017	2018	2019	2020	2021	Thereafter
$7	$6	$6	$6	$20	$30

Equipment leased to others (primarily by Cat Financial):
	December 31,
(Millions of dollars)	2016	2015
Equipment leased to others–at original cost	$6,086	$5,728
Less: Accumulated depreciation	(1,659)	(1,571)
Equipment leased to others–net	$4,427	$4,157

At December 31, 2016, scheduled minimum rental payments to be received for equipment leased to others were:

(Millions of dollars)
2017	2018	2019	2020	2021	Thereafter
$892	$600	$349	$167	$67	$64

9.	Investments in unconsolidated affiliated companies

Investments in unconsolidated affiliated companies, included in Other assets in Statement 3, were as follows:

Caterpillar’s investments in unconsolidated affiliated companies:
	December 31,
(Millions of dollars)	2016	2015
Investments in equity method companies	$192	$203
Plus: Investments in cost method companies	57	43
Total investments in unconsolidated affiliated companies	$249	$246

In February 2015, we sold our 35 percent equity interest in the third party logistics business, formerly Caterpillar Logistics Services LLC, to an affiliate of The Goldman Sachs Group, Inc. and investment funds affiliated with Rhône Capital LLC for $177 million, which was comprised of $167 million in cash and a $10 million note receivable included in Long-term receivables - trade and other in Statement 3. As a result of the sale, we recognized a pretax gain of $120 million (included in Other income (expense)) and derecognized the carrying value of our noncontrolling interest of $57 million, which was previously included in Other assets in Statement 3. The gain on the disposal is included as a reconciling item between Segment profit and Consolidated profit before taxes. The sale of this investment supports Caterpillar's increased focus on growth opportunities in its core businesses.

10.  Intangible assets and goodwill

A.	Intangible assets

Intangible assets are comprised of the following:

		December 31, 2016
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,378	$(934)	$1,444
Intellectual property	11	1,496	(706)	790
Other	14	192	(77)	115
Total finite-lived intangible assets	14	$4,066	$(1,717)	$2,349

		December 31, 2015
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,489	$(809)	$1,680
Intellectual property	11	1,660	(626)	1,034
Other	12	174	(67)	107
Total finite-lived intangible assets	14	$4,323	$(1,502)	$2,821

During 2015, we acquired finite-lived intangible assets of $82 million due to the purchase of Rail Product Solutions, Inc. See Note 24 for details on this acquisition.

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Gross customer relationship intangibles of $96 million and related accumulated amortization of $27 million as well as gross intellectual property intangibles of $111 million and related accumulated amortization of $48 million from the Resource Industries segment were impaired during 2016. The fair value of these intangibles was determined to be insignificant based on an income approach using expected cash flows. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. The total impairment of $132 million was a result of restructuring activities and is included in Other operating (income) expense in Statement 1. See Note 25 for information on restructuring costs.

Amortization expense related to intangible assets was $326 million, $337 million and $365 million for 2016, 2015 and 2014, respectively.

As of December 31, 2016, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2017	2018	2019	2020	2021	Thereafter
$313	$308	$303	$292	$275	$858

B.	Goodwill

Our annual impairment tests completed in the fourth quarter of 2016 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, with the exception of our Surface Mining & Technology reporting unit.

The Surface Mining & Technology reporting unit, which primarily serves the mining industry, is a part of our Resource Industries segment. The goodwill assigned to this reporting unit is largely from our acquisition of Bucyrus International, Inc. in 2011. Its product portfolio includes large mining trucks, electric rope shovels, draglines, hydraulic shovels and related parts. In addition to equipment, Surface Mining & Technology also develops and sells technology products and services to provide customer fleet management, equipment management analytics and autonomous machine capabilities. The annual impairment test completed in the fourth quarter of 2016 indicated that the fair value of Surface Mining & Technology was below its carrying value requiring the second step of the goodwill impairment test process. The fair value of Surface Mining & Technology was determined primarily using an income approach based on a discounted ten year cash flow. We assigned the fair value to Surface Mining & Technology’s assets and liabilities using various valuation techniques that required assumptions about royalty rates, dealer attrition, technological obsolescence and discount rates. The resulting implied fair value of goodwill was below the carrying value. Accordingly, we recognized a goodwill impairment charge of $595 million, which resulted in goodwill of $629 million remaining for Surface Mining & Technology as of October 1, 2016. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. There was a $17 million tax benefit associated with this impairment charge. The mining industry has experienced significant weakness for several years as a result of low commodity prices. While we continue to expect the industry will improve, we believe the pace of the improvement will be slower and cash flows and profitability will be lower than previously forecasted. We believe the slow pace of improvement will in part be due to a large amount of equipment currently idled, particularly large mining trucks, some of which will be redeployed as end-user demand increases. In addition, we do not expect a dramatic increase in commodity prices, dampening the rate of growth in mining production and demand for our products. To reflect the gradual nature of the anticipated improvement, we used a ten year cash flow forecast period for the reporting unit rather than our typical five year forecast period.

There were no goodwill impairments during 2015 or 2014.

During 2015, we acquired net assets with related goodwill aggregating $133 million primarily related to the purchases of Rail Product Solutions, Inc. ($53 million) and RDS Manufacturing, Inc. ($59 million). See Note 24 for details on these acquisitions.

As discussed in Note 23, effective January 1, 2016, we revised our reportable segments in line with the changes to our organization structure. As a result of these changes, $118 million of goodwill was reassigned to Energy & Transportation from All Other segments.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015 were as follows:

(Millions of dollars)	December 31, 2015	Acquisitions [1]	Impairment Loss	Other Adjustments [2]	December 31, 2016
Construction Industries
Goodwill	$285	$—	$—	$11	$296
Impairment	(22)	—	—	—	(22)
Net goodwill	263	—	—	11	274
Resource Industries
Goodwill	4,145	—	—	(35)	4,110
Impairment	(580)	—	(595)	—	(1,175)
Net goodwill	3,565	—	(595)	(35)	2,935
Energy & Transportation
Goodwill	2,738	37	—	(19)	2,756
All Other [3]
Goodwill	49	—	—	6	55
Consolidated total
Goodwill	7,217	37	—	(37)	7,217
Impairment	(602)	—	(595)	—	(1,197)
Net goodwill	$6,615	$37	$(595)	$(37)	$6,020

	December 31, 2014	Acquisitions [1]	Impairment Loss	Other Adjustments [2]	December 31, 2015
Construction Industries
Goodwill	$297	$—	$—	$(12)	$285
Impairment	(22)	—	—	—	(22)
Net goodwill	275	—	—	(12)	263
Resource Industries
Goodwill	4,287	—	—	(142)	4,145
Impairment	(580)	—	—	—	(580)
Net goodwill	3,707	—	—	(142)	3,565
Energy & Transportation
Goodwill	2,660	133	—	(55)	2,738
All Other [3]
Goodwill	52	—	—	(3)	49
Consolidated total
Goodwill	7,296	133	—	(212)	7,217
Impairment	(602)	—	—	—	(602)
Net goodwill	$6,694	$133	$—	$(212)	$6,615

[1]	See Note 24 for additional information.

[2]	Other adjustments are comprised primarily of foreign currency translation.

[3]	Includes All Other operating segments (See Note 23).

11.	Investments in debt and equity securities

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

The cost basis and fair value of debt and equity securities were as follows:

	December 31, 2016			December 31, 2015
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	60	—	60	71	1	72

Corporate bonds
Corporate bonds	489	3	492	701	7	708
Asset-backed securities	90	—	90	129	—	129

Mortgage-backed debt securities
U.S. governmental agency	225	(2)	223	291	1	292
Residential	10	—	10	12	—	12
Commercial	36	—	36	59	2	61

Equity securities
Large capitalization value	280	32	312	243	30	273
Real estate investment trust (REIT)	77	2	79	25	—	25
Smaller company growth	41	15	56	37	17	54
Total	$1,317	$50	$1,367	$1,577	$58	$1,635

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2016
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$131	$1	$13	$—	$144	$1
Mortgage-backed debt securities
U.S. governmental agency	167	2	11	—	178	2
Equity securities
Large capitalization value	68	6	11	2	79	8
Smaller company growth	10	1	3	1	13	2
Total	$376	$10	$38	$3	$414	$13

	December 31, 2015
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$242	$3	$27	$1	$269	$4
Asset-backed securities	84	1	10	1	94	2

Mortgage-backed debt securities
U.S. governmental agency	135	1	57	1	192	2

Equity securities
Large capitalization value	97	8	2	—	99	8
Smaller company growth	14	1	—	—	14	1
Total	$572	$14	$96	$3	$668	$17

[1]	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

The cost basis and fair value of the available-for-sale debt securities at December 31, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2016
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$188	$189
Due after one year through five years	421	423
Due after five years through ten years	13	13
Due after ten years	26	26
U.S. governmental agency mortgage-backed securities	225	223
Residential mortgage-backed securities	10	10
Commercial mortgage-backed securities	36	36
Total debt securities – available-for-sale	$919	$920

Sales of Securities:
	Years Ended December 31,
(Millions of dollars)	2016	2015	2014
Proceeds from the sale of available-for-sale securities	$694	$351	$434
Gross gains from the sale of available-for-sale securities	$55	$64	$38
Gross losses from the sale of available-for-sale securities	$4	$2	$2

12.	Postemployment benefit plans

We provide defined benefit pension plans, defined contribution plans and/or other postretirement benefit plans (retirement health care and life insurance) to employees in many of our locations throughout the world. Our defined benefit pension plans provide a benefit based on years of service and/or the employee’s average earnings near retirement. Our defined contribution plans allow employees to contribute a portion of their salary to help save for retirement, and in most cases, we provide a matching contribution. The benefit obligation related to our non-U.S. defined benefit pension plans are for employees located primarily in Europe, Japan and Brazil. For other post retirement benefits (OPEB), substantially all of our benefit obligation is for employees located in the United States.

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

As discussed in Note 26, during 2015 the company offered a voluntary retirement enhancement program to qualifying U.S. employees. This voluntary program impacted employees participating in certain U.S. pension and OPEB plans and resulted in a curtailment loss of $82 million, recognized in Other operating (income) expenses in Statement 1.

At December 31, 2015, we changed our method for calculating the service and interest cost components of net periodic benefit cost. Historically, these components were determined utilizing a single weighted-average discount rate based on a yield curve used to measure the benefit obligation at the beginning of the period. Beginning in 2016, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. Under the previous method the discount rate used for the service and interest components of cost would have been 4.2 percent for U.S. pensions, 3.2 percent for non-U.S. pension and 4.1 percent for OPEB. This change had no impact on our year-end defined benefit pension and OPEB obligations or our annual net periodic benefit cost as the lower service and interest costs were entirely offset in the actuarial loss (gain) reported. Compared to the method used in 2015, this change lowered service and interest costs by $180 million. This change was accounted for prospectively as a change in accounting estimate.

A.	Benefit obligations

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$15,792	$16,249	$4,355	$4,801	$4,313	$4,938
Service cost	119	181	92	110	82	101
Interest cost	517	608	117	146	131	181
Plan amendments	—	—	(5)	—	(188)	3
Actuarial losses (gains)	767	(384)	512	(152)	60	(625)
Foreign currency exchange rates	—	—	(369)	(307)	14	(43)
Participant contributions	—	—	7	8	57	52
Benefits paid - gross	(970)	(890)	(238)	(191)	(388)	(345)
Less: federal subsidy on benefits paid	—	—	—	—	11	11
Curtailments, settlements and termination benefits	(7)	28	1	(60)	(4)	40
Benefit obligation, end of year	$16,218	$15,792	$4,472	$4,355	$4,088	$4,313
Accumulated benefit obligation, end of year	$16,034	$15,550	$4,163	$4,024

Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.0%	4.2%	2.5%	3.2%	4.0%	4.1%
Rate of compensation increase	4.0%	4.0%	4.0%	3.8%	4.0%	4.0%

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

B.	Plan assets

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets, beginning of year	$11,440	$12,530	$3,890	$4,100	$650	$776
Actual return on plan assets	860	(225)	503	107	55	3
Foreign currency exchange rates	—	—	(392)	(234)	—	—
Company contributions	36	30	117	156	176	164
Participant contributions	—	—	7	8	57	52
Benefits paid	(970)	(890)	(238)	(191)	(388)	(345)
Settlements and termination benefits	(12)	(5)	—	(56)	—	—
Fair value of plan assets, end of year	$11,354	$11,440	$3,887	$3,890	$550	$650

In general, our strategy for both the U.S. and non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. The current U.S. pension target asset allocations are 40 percent equities and 60 percent fixed income. These target allocations will be revisited periodically to ensure that they reflect our overall objectives. The non-U.S. pension weighted-average target allocations are 39 percent equities, 52 percent fixed income, 6 percent real estate and 3 percent other.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  The non-U.S. plan assets are primarily invested in non-U.S. securities.

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

Fair values are determined as follows:

•	Equity securities are primarily based on valuations for identical instruments in active markets.

•	Fixed income securities are primarily based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

•	Real estate is stated at the fund’s net asset value or at appraised value.

•	Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$2,816	$—	$5	$174	$2,995
Non-U.S. equities	1,653	5	—	—	1,658

Fixed income securities:
U.S. corporate bonds	—	4,273	31	85	4,389
Non-U.S. corporate bonds	—	710	—	—	710
U.S. government bonds	—	647	—	—	647
U.S. governmental agency mortgage-backed securities	—	491	—	—	491
Non-U.S. government bonds	—	90	—	—	90

Real estate	—	—	10	—	10

Cash, short-term instruments and other	93	74	11	186	364
Total U.S. pension assets	$4,562	$6,290	$57	$445	$11,354

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$2,976	$—	$4	$168	$3,148
Non-U.S. equities	2,044	5	1	—	2,050

Fixed income securities:
U.S. corporate bonds	—	3,872	42	132	4,046
Non-U.S. corporate bonds	—	575	—	—	575
U.S. government bonds	—	526	—	—	526
U.S. governmental agency mortgage-backed securities	—	627	—	—	627
Non-U.S. government bonds	—	65	—	—	65

Real estate	—	—	9	—	9

Cash, short-term instruments and other	157	28	3	206	394
Total U.S. pension assets	$5,177	$5,698	$59	$506	$11,440

We have revised previously reported Level 2, Level 3 and Measured at NAV for U.S. Pension. Level 2 assets decreased $141 million, Level 3 assets increased $9 million and Measured at NAV increased $132 million for the U.S. Pension in 2015. The revision did not impact total assets. Management has concluded that the impact was not material to any period presented.

	December 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$405	$—	$—	$108	$513
Non-U.S. equities	639	38	—	119	796
Global equities [1]	122	34	—	—	156

Fixed income securities:
U.S. corporate bonds	—	151	1	—	152
Non-U.S. corporate bonds	—	345	1	10	356
U.S. government bonds	—	44	—	—	44
Non-U.S. government bonds	—	1,172	—	—	1,172
Global fixed income [1]	—	221	—	199	420

Real estate	—	179	—	—	179

Cash, short-term instruments and other [2]	53	46	—	—	99
Total non-U.S. pension assets	$1,219	$2,230	$2	$436	$3,887

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$426	$—	$—	$118	$544
Non-U.S. equities	680	29	2	123	834
Global equities [1]	155	49	—	—	204

Fixed income securities:
U.S. corporate bonds	—	135	3	—	138
Non-U.S. corporate bonds	—	389	2	11	402
U.S. government bonds	—	64	—	—	64
Non-U.S. government bonds	—	1,083	—	—	1,083
Global fixed income [1]	—	166	—	175	341

Real estate	—	172	—	—	172

Cash, short-term instruments and other [2]	61	47	—	—	108
Total non-U.S. pension assets	$1,322	$2,134	$7	$427	$3,890

[1]	Includes funds that invest in both U.S. and non-U.S. securities.

[2]	Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$276	$1	$—	$—	$277
Non-U.S. equities	110	—	—	—	110

Fixed income securities:
U.S. corporate bonds	—	69	—	1	70
Non-U.S. corporate bonds	—	17	—	—	17
U.S. government bonds	—	16	—	—	16
U.S. governmental agency mortgage-backed securities	—	31	—	—	31
Non-U.S. government bonds	—	4	—	—	4

Cash, short-term instruments and other	5	1	—	19	25
Total other postretirement benefit assets	$391	$139	$—	$20	$550

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$296	$1	$—	$—	$297
Non-U.S. equities	136	—	—	—	136

Fixed income securities:
U.S. corporate bonds	—	83	—	4	87
Non-U.S. corporate bonds	—	18	—	—	18
U.S. government bonds	—	31	—	—	31
U.S. governmental agency mortgage-backed securities	—	45	—	—	45
Non-U.S. government bonds	—	4	—	—	4

Cash, short-term instruments and other	17	15	—	—	32
Total other postretirement benefit assets	$449	$197	$—	$4	$650

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended December 31, 2016 and 2015.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

(Millions of dollars)	Equities	Fixed Income	Real Estate	Other
U.S. Pension
Balance at December 31, 2014	$9	$29	$9	$—
Unrealized gains (losses)	(1)	(1)	—	—
Realized gains (losses)	1	—	—	—
Purchases, issuances and settlements, net	(4)	16	—	2
Transfers in and/or out of Level 3	—	(2)	—	1
Balance at December 31, 2015	$5	$42	$9	$3
Unrealized gains (losses)	—	4	1	—
Realized gains (losses)	—	(5)	—	—
Purchases, issuances and settlements, net	1	(9)	—	8
Transfers in and/or out of Level 3	(1)	(1)	—	—
Balance at December 31, 2016	$5	$31	$10	$11

Non-U.S. Pension
Balance at December 31, 2014	$—	$11	$39	$—
Unrealized gains (losses)	—	(1)	(17)	—
Realized gains (losses)	—	—	15	—
Purchases, issuances and settlements, net	—	—	(37)	—
Transfers in and/or out of Level 3	2	(5)	—	—
Balance at December 31, 2015	$2	$5	$—	$—
Unrealized gains (losses)	—	—	—	—
Realized gains (losses)	(1)	—	—	—
Purchases, issuances and settlements, net	(1)	(1)	—	—
Transfers in and/or out of Level 3	—	(2)	—	—
Balance at December 31, 2016	$—	$2	$—	$—

C.	Funded status

The funded status of the plans, reconciled to the amount reported on Statement 3, is as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2016	2015	2016	2015	2016	2015
End of Year
Fair value of plan assets	$11,354	$11,440	$3,887	$3,890	$550	$650
Benefit obligations	16,218	15,792	4,472	4,355	4,088	4,313
Over (under) funded status recognized in financial position	$(4,864)	$(4,352)	$(585)	$(465)	$(3,538)	$(3,663)

Components of net amount recognized in financial position:
Other assets (non-current asset)	$4	$6	$152	$163	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(35)	(32)	(20)	(19)	(162)	(161)
Liability for postemployment benefits (non-current liability)	(4,833)	(4,326)	(717)	(609)	(3,376)	(3,502)
Net liability recognized	$(4,864)	$(4,352)	$(585)	$(465)	$(3,538)	$(3,663)

Amounts recognized in Accumulated other comprehensive income (pre-tax) consist of:
Prior service cost (credit)	$—	$1	$(5)	$1	$(85)	$39

The estimated amount of prior service cost (credit) that will be amortized from Accumulated other comprehensive income (loss) at December 31, 2016 into net periodic benefit cost (pre-tax) in 2017 are as follows:

(Millions of dollars)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$—	$(1)	$(21)

The following amounts relate to our pension plans with projected benefit obligations in excess of plan assets:

	U.S. Pension Benefits at Year-end		Non-U.S. Pension Benefits at Year-end
(Millions of dollars)	2016	2015	2016	2015
Projected benefit obligation	$16,163	$15,734	$4,098	$1,818
Accumulated benefit obligation	$15,979	$15,493	$3,835	$1,657
Fair value of plan assets	$11,295	$11,377	$3,361	$1,190

The following amounts relate to our pension plans with accumulated benefit obligations in excess of plan assets:

	U.S. Pension Benefits at Year-end		Non-U.S. Pension Benefits at Year-end
(Millions of dollars)	2016	2015	2016	2015
Projected benefit obligation	$16,163	$15,734	$1,707	$1,363
Accumulated benefit obligation	$15,979	$15,493	$1,607	$1,320
Fair value of plan assets	$11,295	$11,377	$1,024	$793

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

D.	Expected contributions and benefit payments

Information about expected contributions and benefit payments for pension and other postretirement benefit plans is as follows:

(Millions of dollars)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
Employer contributions:
2017 (expected)	$350	$100	$160

Expected benefit payments:
2017	$1,020	$190	$310
2018	980	160	300
2019	990	160	300
2020	990	160	290
2021	990	170	280
2022-2026	4,900	970	1,320
Total	$9,870	$1,810	$2,800

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

(Millions of dollars)	2017	2018	2019	2020	2021	2022-2026	Total
Other postretirement benefits	$15	$15	$20	$20	$20	$95	$185

E.	Net periodic cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$119	$181	$157	$92	$110	$109	$82	$101	$82
Interest cost	517	608	648	117	146	185	131	181	213
Expected return on plan assets [1]	(757)	(890)	(943)	(227)	(273)	(271)	(44)	(56)	(58)
Curtailments and termination benefits [2]	6	32	—	1	(1)	2	(9)	27	(4)
Amortization of prior service cost (credit) [3]	—	1	17	3	—	—	(59)	(54)	(55)
Actuarial loss (gain) [4]	664	732	2,088	262	8	345	59	(561)	191
Total cost (benefit) included in operating profit	$549	$664	$1,967	$248	$(10)	$370	$160	$(362)	$369

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$(3)	$(8)	$(4)	$(184)	$16	$(2)
Amortization of prior service (cost) credit	—	(1)	(17)	(3)	—	—	59	54	55
Total recognized in other comprehensive income	—	(1)	(17)	(6)	(8)	(4)	(125)	70	53
Total recognized in net periodic cost and other comprehensive income	$549	$663	$1,950	$242	$(18)	$366	$35	$(292)	$422

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.5%	3.8%	4.6%	2.9%	3.3%	4.1%	4.2%	3.9%	4.6%
Discount rate used to measure interest cost	3.4%	3.8%	4.6%	2.8%	3.3%	4.1%	3.3%	3.9%	4.6%
Expected rate of return on plan assets [5]	6.9%	7.4%	7.8%	6.1%	6.8%	6.9%	7.5%	7.8%	7.8%
Rate of compensation increase	4.0%	4.0%	4.0%	3.6%	4.0%	4.2%	4.0%	4.0%	4.0%

[1]	Expected return on plan assets developed using the fair value of plan assets.

[2]	Curtailments and termination benefits were recognized in Other operating (income) expenses in Statement 1.

[3]
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

[4]
Actuarial loss (gain) represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We recognize actuarial loss (gain) immediately through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

[5]	The weighted-average rates for 2017 are 6.7 percent and 5.9 percent for U.S. and non-U.S. pension plans, respectively.

The discount rates used in the determination of our service and interest cost components are determined by utilizing a full yield curve approach which applies specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and 2014, the discount rates used to determine these cost components were based on a single weighted-average discount rate based on the yield curve used to measure the benefit obligation at the beginning of the period.

Our U.S. expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. To arrive at our expected long-term return, the amount added for active management was 0.90 percent for 2016 and 0.95 percent for 2015 and 1 percent for 2014.  A similar process is used to determine this rate for our non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 6.5 percent in our calculation of 2016 benefit expense.  We expect a weighted-average increase of 6.6 percent during 2017.  The 2017 rates are assumed to decrease gradually to the ultimate health care trend rate of 5 percent in 2022. This rate represents 3 percent general inflation plus 2 percent additional health care inflation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Millions of dollars)	One-percentage- point increase	One-percentage- point decrease
Effect on 2016 service and interest cost components of other postretirement benefit cost	$19	$(15)
Effect on accumulated postretirement benefit obligation	$178	$(150)

F.	Other postemployment benefit plans

We offer long-term disability benefits, continued health care for disabled employees, survivor income benefit insurance and supplemental unemployment benefits to substantially all U.S. employees.

G.	Defined contribution plans

We have both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. Our primary U.S. 401(k) plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis. Employees with frozen defined benefit pension accruals are eligible for matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age). Employees that are still accruing benefits under a defined benefit pension plan are eligible for matching contributions equal to 50 percent of employee contributions up to 6 percent of cash compensation. These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2016 and 2015, the ESOP held 21.3 million and 26.4 million shares, respectively. All of the shares held by the ESOP were allocated to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans allow eligible employees to contribute a portion of their salary to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2016	2015	2014
U.S. plans	$301	$267	$301
Non-U.S. plans	68	76	85
	$369	$343	$386

H.	Summary of long-term liability:

	December 31,
(Millions of dollars)	2016	2015
Pensions:
U.S. pensions	$4,833	$4,326
Non-U.S. pensions	717	609
Total pensions	5,550	4,935
Postretirement benefits other than pensions	3,376	3,502
Other postemployment benefits	106	104
Defined contribution	325	302
	$9,357	$8,843

13.	Short-term borrowings

	December 31,
(Millions of dollars)	2016	2015
Machinery, Energy & Transportation:
Notes payable to banks	$59	$9
Commercial paper	150	—
	209	9
Financial Products:
Notes payable to banks	553	440
Commercial paper	5,985	5,811
Demand notes	556	707
	7,094	6,958
Total short-term borrowings	$7,303	$6,967

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2016	2015
Notes payable to banks	7.0%	9.2%
Commercial paper	0.9%	0.5%
Demand notes	0.9%	0.8%

Please refer to Note 18 and Table III for fair value information on short-term borrowings.

14.	Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2016	2015
Machinery, Energy & Transportation:
Notes—$1,250 million of 3.900% due 2021 [2]	4.01%	$1,245	$1,244
Notes—$759 million of 5.200% due 2041 [2]	5.27%	752	751
Debentures—$500 million of 1.500% due 2017 [2]	1.63%	—	499
Debentures—$900 million of 7.900% due 2018 [2]	7.98%	899	899
Debentures—$120 million of 9.375% due 2021	9.41%	120	120
Debentures—$500 million of 2.600% due 2022 [2]	2.70%	498	497
Debentures—$82 million of 8.000% due 2023	8.06%	82	82
Debentures—$1,000 million of 3.400% due 2024	3.46%	996	996
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	192	192
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	241	240
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	214	212
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	456	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	159	159
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,218	1,198
Debentures—$500 million of 4.300% due 2044	4.39%	493	493
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	242	242
Capital lease obligations		68	77
Other		3	45
Total Machinery, Energy & Transportation		8,436	8,960
Financial Products:
Medium-term notes		13,869	15,679
Other		513	530
Total Financial Products		14,382	16,209
Total long-term debt due after one year		$22,818	$25,169

[1]	Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.

[2]
Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.

All outstanding notes and debentures are unsecured and rank equally with one another.

Cat Financial's medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 2.7% with remaining maturities up to 11 years at December 31, 2016. During September 2016, $381 million of medium-term notes with varying interest rates and maturity dates were exchanged for $366 million of 1.93% medium-term notes due in 2021 and $15 million in cash. In addition, a debt exchange premium of $33 million was paid.

The above table includes $78 million of medium-term notes that can be called at par.

The aggregate amounts of maturities of long-term debt during each of the years 2017 through 2021, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2017	2018	2019	2020	2021
Machinery, Energy & Transportation	$507	$905	$6	$6	$1,385
Financial Products	6,155	5,359	3,680	1,144	1,682
	$6,662	$6,264	$3,686	$1,150	$3,067

Interest paid on short-term and long-term borrowings for 2016, 2015 and 2014 was $1,075 million, $1,047 million and $1,109 million, respectively.

Please refer to Note 18 and Table III for fair value information on long-term debt.

15.	Credit commitments

	December 31, 2016
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,824	60	3,764
Total credit lines available	14,324	2,810	11,514
Less: Commercial paper outstanding	(6,135)	(150)	(5,985)
Less: Utilized credit	(1,482)	(59)	(1,423)
Available credit	$6,707	$2,601	$4,106

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2016 was $2.75 billion. Our three Global Credit Facilities are:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2017.

•	The three-year facility, as amended and restated in September 2016, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2019.

•	The five-year facility, as amended and restated in September 2016, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2021.

Other consolidated credit lines with banks as of December 31, 2016 totaled $3.82 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

At December 31, 2016, Caterpillar's consolidated net worth was $13.20 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2016, Cat Financial's covenant interest coverage ratio was 1.92 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to

(2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2016, Cat Financial's six-month covenant leverage ratio was 7.35 to 1 and year-end covenant leverage ratio was 7.60 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2016, there were no borrowings under the Credit Facility.

16.	Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2016	2015	2014
Profit for the period (A) [1]	$(67)	$2,512	$2,452
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	584.3	594.3	617.2
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	—	7.0	11.7
Average common shares outstanding for fully diluted computation (C) [2,3]	584.3	601.3	628.9
Profit per share of common stock:
Assuming no dilution (A/B)	$(0.11)	$4.23	$3.97
Assuming full dilution (A/C) [2,3]	$(0.11)	$4.18	$3.90
Shares outstanding as of December 31 (in millions)	586.5	582.3	606.2

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

[3]	In 2016, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

SARs and stock options to purchase 32,064,790, 22,169,133 and 10,266,682 common shares were outstanding in 2016, 2015 and 2014, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

We did not purchase any Caterpillar common stock during 2016. Through the end of 2016, approximately $4.5 billion of the $10.0 billion authorization was spent.

17.	Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in Statement 2. Changes in Accumulated other comprehensive income (loss), net of tax, included in Statement 4, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total
Balance at December 31, 2013	$163	$(10)	$(5)	$83	$231
Other comprehensive income (loss) before reclassifications	(1,155)	4	(118)	24	(1,245)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(25)	4	(24)	(45)
Other comprehensive income (loss)	(1,155)	(21)	(114)	—	(1,290)
Balance at December 31, 2014	$(992)	$(31)	$(119)	$83	$(1,059)
Other comprehensive income (loss) before reclassifications	(961)	(3)	(19)	(10)	(993)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(35)	88	(36)	17
Other comprehensive income (loss)	(961)	(38)	69	(46)	(976)
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	(34)	118	(62)	26	48
Amounts reclassified from accumulated other comprehensive (income) loss	17	(35)	(3)	(31)	(52)
Other comprehensive income (loss)	(17)	83	(65)	(5)	(4)
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on Statement 1 is as follows:

		Year ended December 31,
(Millions of dollars)	Classification of income (expense)	2016	2015	2014

Foreign currency translation:
Gain (loss) on foreign currency translation	Other income (expense)	$(17)	$—	$—
Tax (provision) benefit		—	—	—
Reclassifications net of tax		$(17)	$—	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 12 [1]	$56	$53	$38
Tax (provision) benefit		(21)	(18)	(13)
Reclassifications net of tax		$35	$35	$25

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$14	$(127)	$5
Interest rate contracts	Interest expense excluding Financial Products	(6)	(6)	(5)
Interest rate contracts	Interest expense of Financial Products	(3)	(6)	(6)
Reclassifications before tax		5	(139)	(6)
Tax (provision) benefit		(2)	51	2
Reclassifications net of tax		$3	$(88)	$(4)

Available-for-sale securities:
Realized gain (loss) on sale of securities	Other income (expense)	$46	$56	$35
Tax (provision) benefit		(15)	(20)	(11)
Reclassifications net of tax		$31	$36	$24

Total reclassifications from Accumulated other comprehensive income (loss)		$52	$(17)	$45

1    Amounts are included in the calculation of net periodic benefit cost. See Note 12 for additional information.

18.	Fair value disclosures

A.	Fair value measurements

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

See Note 11 for additional information on our investments in debt and equity securities.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in Statement 3 as of December 31, 2016 and 2015 are summarized below:

	December 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	60	—	60

Corporate bonds
Corporate bonds	—	492	—	492
Asset-backed securities	—	90	—	90

Mortgage-backed debt securities
U.S. governmental agency	—	223	—	223
Residential	—	10	—	10
Commercial	—	36	—	36

Equity securities
Large capitalization value	312	—	—	312
Smaller company growth	56	—	—	56
Total available-for-sale securities	377	911	—	1,288

REIT	—	—	79	79
Derivative financial instruments, net	—	—	—	—
Total Assets	$377	$911	$79	$1,367

Liabilities
Derivative financial instruments, net	$—	$72	$—	$72
Total Liabilities	$—	$72	$—	$72

	December 31, 2015
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	72	—	72

Corporate bonds
Corporate bonds	—	708	—	708
Asset-backed securities	—	129	—	129

Mortgage-backed debt securities
U.S. governmental agency	—	292	—	292
Residential	—	12	—	12
Commercial	—	61	—	61

Equity securities
Large capitalization value	273	—	—	273
Smaller company growth	54	—	—	54
Total available-for-sale securities	336	1,274	—	1,610

REIT	—	—	25	25
Derivative financial instruments, net	—	49	—	49
Total Assets	$336	$1,323	$25	$1,684

The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward of our REIT investment for the year ended December 31, 2016 is as follows:

(Millions of dollars)
Balance at December 31, 2015	$25
Purchases of securities	50
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	4
Balance at December 31, 2016	$79

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $137 million and $91 million for the years ended December 31, 2016 and 2015, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

TABLE III—Fair Values of Financial Instruments
	2016		2015
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Cash and short-term investments	$7,168	$7,168	$6,460	$6,460	1	Statement 3
Restricted cash and short-term investments	31	31	52	52	1	Statement 3
Investments in debt and equity securities	1,367	1,367	1,635	1,635	1, 2 & 3	Notes 11 & 19
Finance receivables–net (excluding finance leases 1)	16,172	16,056	16,515	16,551	3	Notes 6 & 19
Wholesale inventory receivables–net (excluding finance leases 1)	1,500	1,464	1,821	1,775	3	Notes 6 & 19
Foreign currency contracts–net	—	—	13	13	2	Notes 3 & 19
Interest rate swaps–net	3	3	48	48	2	Notes 3 & 19
Commodity contracts–net	10	10	—	—	2	Notes 3 & 19

Liabilities at December 31,
Short-term borrowings	7,303	7,303	6,967	6,967	1	Note 13
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	8,943	10,348	9,477	10,691	2	Note 14
Financial Products	20,537	20,724	21,569	21,904	2	Note 14
Foreign currency contracts–net	85	85	—	—	2	Notes 3 & 19
Commodity contracts–net	—	—	12	12	2	Notes 3 & 19
Guarantees	8	8	12	12	3	Note 21

[1]	Total excluded items have a net carrying value at December 31, 2016 and 2015 of $6,111 million and $6,452 million, respectively.

19.	Concentration of credit risk

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

For derivative contracts, collateral is generally not required of the counterparties or of our company.  The company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements within Machinery, Energy & Transportation and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2016 and 2015, the maximum exposure to credit loss was $96 million and $105 million, respectively, before the application of any master netting agreements.

Please refer to Note 18 and Table III above for fair value information.

20.	Operating leases

We lease certain computer and communications equipment, transportation equipment and other property through operating leases. Total rental expense for operating leases was $375 million, $371 million and $391 million for 2016, 2015 and 2014, respectively.

Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

Years ended December 31,
(Millions of dollars)
2017	2018	2019	2020	2021	Thereafter	Total
$211	$160	$107	$81	$61	$176	$796

21.	Guarantees and product warranty

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

In 2016, we provided a guarantee to an end user related to the performance of contractual obligations by a Caterpillar dealer. Under the guarantee, which expires in 2025, non-performance by the Caterpillar dealer could require Caterpillar to satisfy the contractual obligations by providing goods, services or financial compensation to the end user up to an annual designated cap.

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

Two dealer performance guarantees and a third party performance guarantee do not limit potential payment to end users related to indemnities and other commercial contractual obligations. For these unlimited guarantees, we are unable to estimate a maximum potential amount of future payments that could result from claims made.

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2016 and 2015, the related liability was $8 million and $12 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

(Millions of dollars)	2016	2015
Caterpillar dealer performance guarantees	$1,384	$216
Customer loan guarantees	51	47
Supplier consortium performance guarantee	278	286
Third party logistics business lease guarantees	87	107
Other guarantees	56	25
Total guarantees	$1,856	$681

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2016 and 2015, the SPC’s assets of $1,088 million and $1,211 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,087 million and $1,210 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Cat Financial does not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  The amount of the unused commitments and lines of credit for dealers as of December 31, 2016 and 2015 was $12,775 million and $12,920 million, respectively.  The amount of the unused commitments and lines of credit for customers as of December 31, 2016 and 2015 was $3,340 million and $3,567 million, respectively.

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

(Millions of dollars)	2016	2015
Warranty liability, January 1	$1,354	$1,426
Reduction in liability (payments)	(909)	(874)
Increase in liability (new warranties)	813	802
Warranty liability, December 31	$1,258	$1,354

22.	Environmental and legal matters

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

Our Executive Office is comprised of five Group Presidents, an Executive Vice President and a CEO. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The Executive Vice President leads the Law and Public Policy Division. The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who also has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads two smaller operating segments that are included in the All Other operating segments. The Law and Public Policy Division is a cost center and does not meet the definition of an operating segment.

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

Segment information for 2015 and 2014 has been retrospectively adjusted to conform to the 2016 presentation.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, quarry, waste, and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, track and rotary drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, material handlers, continuous miners, scoops and haulers, hardrock continuous mining systems, select work tools, machinery components, electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. Inter-segment sales are a source of revenue for this segment.

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

All Other operating segments:  Primarily includes activities such as: the business strategy, product management and development, and manufacturing of filters and fluids, undercarriage, tires and rims, ground engaging tools, fluid transfer products, precision seals and rubber, and sealing and connecting components primarily for Cat products; parts distribution; distribution services responsible for dealer development and administration including a wholly-owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the art digital technologies while transforming the buying experience. Results for the All Other operating segments are included as a reconciling item between reportable segments and consolidated external reporting.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 146 to 151 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs:  Primarily costs for employee separation costs, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, equipment relocation, inventory write-downs, project management, and sales discounts and payments to dealers and customers related to discontinued products. A table, Reconciliation of Restructuring costs on page 148, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 25 for more information.

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

Segment Information
(Millions of dollars)
Reportable Segments:
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	[1]	Segment profit	Segment assets at December 31	Capital expenditures
2016
Construction Industries	$15,612	$78	$15,690	$458		$1,650	$5,367	$186
Resource Industries	5,726	284	6,010	607		(1,047)	7,135	243
Energy & Transportation	14,411	2,540	16,951	677		2,222	7,791	519
Machinery, Energy & Transportation	$35,749	$2,902	$38,651	$1,742		$2,825	$20,293	$948
Financial Products Segment	2,993	—	2,993	849		702	35,224	1,638
Total	$38,742	$2,902	$41,644	$2,591		$3,527	$55,517	$2,586

2015
Construction Industries	$17,797	$109	$17,906	$505		$1,865	$6,176	$276
Resource Industries	7,739	332	8,071	643		1	8,931	303
Energy & Transportation	18,519	2,877	21,396	690		3,390	8,769	869
Machinery, Energy & Transportation	$44,055	$3,318	$47,373	$1,838		$5,256	$23,876	$1,448
Financial Products Segment	3,078	—	3,078	848		809	35,729	1,465
Total	$47,133	$3,318	$50,451	$2,686		$6,065	$59,605	$2,913

2014
Construction Industries	$20,590	$124	$20,714	$564		$2,133	$7,342	$447
Resource Industries	9,134	428	9,562	692		565	9,854	277
Energy & Transportation	22,306	3,386	25,692	696		4,287	8,661	669
Machinery, Energy & Transportation	$52,030	$3,938	$55,968	$1,952		$6,985	$25,857	$1,393
Financial Products Segment	3,313	—	3,313	885		901	36,969	1,634
Total	$55,343	$3,938	$59,281	$2,837		$7,886	$62,826	$3,027

[1]
We revised previously reported depreciation and amortization for Construction Industries and Resource Industries. Depreciation and amortization decreased for Construction Industries and increased for Resource Industries by $58 million and $35 million in 2015 and 2014, respectively. The revision did not impact segment profit. Management has concluded that the impact was not material to any period presented.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
2016
Total external sales and revenues from reportable segments	$35,749	$2,993	$—		$38,742
All Other operating segments	139	—	—		139
Other	(115)	72	(301)	[1]	(344)
Total sales and revenues	$35,773	$3,065	$(301)		$38,537

2015
Total external sales and revenues from reportable segments	$44,055	$3,078	$—		$47,133
All Other operating segments	203	—	—		203
Other	(111)	101	(315)	[1]	(325)
Total sales and revenues	$44,147	$3,179	$(315)		$47,011

2014
Total external sales and revenues from reportable segments	$52,030	$3,313	$—		$55,343
All Other operating segments	236	—	—		236
Other	(124)	73	(344)	[1]	(395)
Total sales and revenues	$52,142	$3,386	$(344)		$55,184

[1]	Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
2016
Total profit from reportable segments	$2,825	$702	$3,527
All Other operating segments	(77)	—	(77)
Cost centers	8	—	8
Corporate costs	(527)	—	(527)
Timing	40	—	40
Restructuring costs	(1,014)	(5)	(1,019)
Methodology differences:
Inventory/cost of sales	—	—	—
Postretirement benefit expense	(788)	—	(788)
Stock-based compensation expense	(209)	(9)	(218)
Financing costs	(517)	—	(517)
Currency	(22)	—	(22)
Other income/expense methodology differences	(225)	—	(225)
Other methodology differences	(47)	4	(43)
Total consolidated profit before taxes	$(553)	$692	$139

2015
Total profit from reportable segments	$5,256	$809	$6,065
All Other operating segments	(75)	—	(75)
Cost centers	20	—	20
Corporate costs	(600)	—	(600)
Timing	95	—	95
Restructuring costs	(881)	(17)	(898)
Methodology differences:
Inventory/cost of sales	(100)	—	(100)
Postretirement benefit expense	131	—	131
Stock-based compensation expense	(270)	(13)	(283)
Financing costs	(524)	—	(524)
Currency	(261)	—	(261)
Other income/expense methodology differences	(95)	—	(95)
Other methodology differences	(79)	43	(36)
Total consolidated profit before taxes	$2,617	$822	$3,439

2014
Total profit from reportable segments	$6,985	$901	$7,886
All Other operating segments	19	—	19
Cost centers	(12)	—	(12)
Corporate costs	(674)	—	(674)
Timing	(245)	—	(245)
Restructuring costs	(432)	—	(432)
Methodology differences:
Inventory/cost of sales	55	—	55
Postretirement benefit expense	(2,434)	—	(2,434)
Stock-based compensation expense	(242)	(12)	(254)
Financing costs	(502)	—	(502)
Currency	31	—	31
Other income/expense methodology differences	(249)	—	(249)
Other methodology differences	(57)	20	(37)
Total consolidated profit before taxes	$2,243	$909	$3,152

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
2016
Construction Industries	$1,650	$(41)	$1,609
Resource Industries	(1,047)	(540)	(1,587)
Energy & Transportation	2,222	(248)	1,974
Financial Products Segment	702	(5)	697
All Other operating segments	(77)	(45)	(122)
Total	$3,450	$(879)	$2,571

2015
Construction Industries	$1,865	$(123)	$1,742
Resource Industries	1	(305)	(304)
Energy & Transportation	3,390	(109)	3,281
Financial Products Segment	809	(17)	792
All Other operating segments	(75)	(129)	(204)
Total	$5,990	$(683)	$5,307

2014
Construction Industries	$2,133	$(314)	$1,819
Resource Industries	565	(72)	493
Energy & Transportation	4,287	(33)	4,254
Financial Products Segment	901	—	901
All Other operating segments	19	(6)	13
Total	$7,905	$(425)	$7,480

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
2016
Total assets from reportable segments	$20,293	$35,224	$—	$55,517
All Other operating segments	1,381	—	—	1,381
Items not included in segment assets:
Cash and short-term investments	5,257	—	—	5,257
Intercompany receivables	1,713	—	(1,713)	—
Investment in Financial Products	3,638	—	(3,638)	—
Deferred income taxes	3,648	—	(947)	2,701
Goodwill and intangible assets	3,883	—	—	3,883
Property, plant and equipment – net and other assets	1,645	—	—	1,645
Operating lease methodology difference	(186)	—	—	(186)
Liabilities included in segment assets	7,400	—	—	7,400
Inventory methodology differences	(2,373)	—	—	(2,373)
Other	(436)	(29)	(56)	(521)
Total assets	$45,863	$35,195	$(6,354)	$74,704

2015
Total assets from reportable segments	$23,876	$35,729	$—	$59,605
All Other operating segments	1,405	—	—	1,405
Items not included in segment assets:
Cash and short-term investments	5,340	—	—	5,340
Intercompany receivables	1,087	—	(1,087)	—
Investment in Financial Products	3,888	—	(3,888)	—
Deferred income taxes	3,208	—	(793)	2,415
Goodwill and intangible assets	3,571	—	—	3,571
Property, plant and equipment – net and other assets	1,585	—	—	1,585
Operating lease methodology difference	(213)	—	—	(213)
Liabilities included in segment assets	8,017	—	—	8,017
Inventory methodology differences	(2,646)	—	—	(2,646)
Other	(567)	(93)	(77)	(737)
Total assets	$48,551	$35,636	$(5,845)	$78,342

2014
Total assets from reportable segments	$25,857	$36,969	$—	$62,826
All Other operating segments	1,548	—	—	1,548
Items not included in segment assets:
Cash and short-term investments	6,317	—	—	6,317
Intercompany receivables	1,185	—	(1,185)	—
Investment in Financial Products	4,488	—	(4,488)	—
Deferred income taxes	2,843	—	(633)	2,210
Goodwill and intangible assets	3,492	—	—	3,492
Property, plant and equipment – net and other assets	1,766	—	—	1,766
Operating lease methodology difference	(213)	—	—	(213)
Liabilities included in segment assets	9,851	—	—	9,851
Inventory methodology differences	(2,697)	—	—	(2,697)
Other	(390)	(143)	(69)	(602)
Total assets	$54,047	$36,826	$(6,375)	$84,498

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
2016
Total depreciation and amortization from reportable segments	$1,742	$849	$2,591
Items not included in segment depreciation and amortization:
All Other operating segments	219	—	219
Cost centers	156	—	156
Other	27	41	68
Total depreciation and amortization	$2,144	$890	$3,034

2015
Total depreciation and amortization from reportable segments	$1,838	$848	$2,686
Items not included in segment depreciation and amortization:
All Other operating segments	205	—	205
Cost centers	154	—	154
Other	(33)	34	1
Total depreciation and amortization	$2,164	$882	$3,046

2014
Total depreciation and amortization from reportable segments	$1,952	$885	$2,837
Items not included in segment depreciation and amortization:
All Other operating segments	187	—	187
Cost centers	147	—	147
Other	(33)	25	(8)
Total depreciation and amortization	$2,253	$910	$3,163

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
2016
Total capital expenditures from reportable segments	$948	$1,638	$—	$2,586
Items not included in segment capital expenditures:
All Other operating segments	182	—	—	182
Cost centers	72	—	—	72
Timing	153	—	—	153
Other	(149)	133	(49)	(65)
Total capital expenditures	$1,206	$1,771	$(49)	$2,928

2015
Total capital expenditures from reportable segments	$1,448	$1,465	$—	$2,913
Items not included in segment capital expenditures:
All Other operating segments	169	—	—	169
Cost centers	195	—	—	195
Timing	37	—	—	37
Other	(219)	194	(28)	(53)
Total capital expenditures	$1,630	$1,659	$(28)	$3,261

2014
Total capital expenditures from reportable segments	$1,393	$1,634	$—	$3,027
Items not included in segment capital expenditures:
All Other operating segments	192	—	—	192
Cost centers	181	—	—	181
Timing	21	—	—	21
Other	(146)	183	(79)	(42)
Total capital expenditures	$1,641	$1,817	$(79)	$3,379

Enterprise-wide Disclosures:

Information about Geographic Areas:

				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2016	2015	2014	2016	2015
Inside United States	$15,956	$19,218	$21,122	$8,537	$8,842
Outside United States	22,581	27,793	34,062	6,785	7,248
Total	$38,537	$47,011	$55,184	$15,322	$16,090

[1]	Sales of Machinery, Energy & Transportation are based on dealer or customer location. Revenues from services provided are based on where service is rendered.

24.	Acquisitions

Kemper Valve & Fittings Corp.

On December 15, 2016, we acquired 100 percent of the equity in privately held Kemper Valve & Fittings Corp. (Kemper). Kemper is headquartered in Island Lake, Illinois and designs, manufactures, sells, and services high pressure flow iron to the well service segment of the Oil & Gas industry. This acquisition will provide Caterpillar with a new product offering which will complement its existing products in the Oil & Gas industry. The purchase price, net of $10 million of acquired cash, consisted of $94 million paid at closing, which includes a preliminary net working capital adjustment of $2 million anticipated to be finalized in the first quarter of 2017 and $8 million payable in 2018. In addition, there is contingent consideration with a fair value of $39 million which is comprised of two components: 1) our expected use of a charitable contribution carry forward for U.S. tax purposes acquired from Kemper which has an estimated maximum payment of $20 million and 2) a specified industry performance index price target during the period from January 1, 2017 to December 31, 2021 which is capped at $20 million per year. The contingent consideration will be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in Statement 1.

The transaction was financed with available cash. Tangible assets as of the acquisition date were $138 million, recorded at their fair values, and included cash of $10 million, receivables of $7 million, net deferred tax assets of $23 million, inventories of $56 million, and property, plant and equipment of $42 million. Finite-lived intangible assets acquired of $4 million included developed technology and trade names. The finite lived intangible assets are being amortized on a straight-line basis over an amortization period of 10 years. Liabilities assumed as of the acquisition date were $3 million, which represented their fair values. Goodwill of $12 million, non-deductible for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill include Kemper’s strategic fit into our product portfolio, the opportunity to provide a complete line-up of high value products performing pressure pumping, and the acquired assembled workforce. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the Energy & Transportation segment in Note 23. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

Rail Product Solutions, Inc.

In October 2015, we acquired 100 percent of the stock in privately owned Rail Product Solutions, Inc. (RPS) from Amsted Rail Company, Inc. RPS is a leading North American provider of mission critical track fastening products and integrated fastening systems. The acquisition of RPS expands our portfolio of track related products and allows us to provide more comprehensive solutions to our customers. The purchase price was $165 million.

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

Restructuring costs for 2016, 2015 and 2014 were as follows:

(Millions of dollars)	2016	2015	2014
Employee separations [1]	$297	$641	$382
Contract terminations [1]	62	—	—
Long-lived asset impairments [1]	391	127	48
Defined benefit retirement plan curtailment losses [1]	7	82	2
Other [2]	262	48	—
Total restructuring costs	$1,019	$898	$432

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, accelerated depreciation, sales discounts, project management and equipment relocation and were recognized primarily in Cost of goods sold.

The restructuring costs in 2016 were primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs resulted from our decision to discontinue production of on-highway vocational trucks within Energy & Transportation and other restructuring actions across the company, most of which were related to our September 2015 announcement regarding significant restructuring and cost reduction actions to lower our operating costs in response to weak economic and business conditions in most of the industries we serve. The restructuring costs in 2015 were primarily related to several restructuring programs across the company. The restructuring costs in 2014 were primarily related to a reduction in workforce at our Gosselies, Belgium, facility.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 23 for more information.

The following table summarizes the 2015 and 2016 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2014	$182
Increase in liability (separation charges)	641
Reduction in liability (payments)	(340)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	297
Reduction in liability (payments)	(633)
Liability balance at December 31, 2016	$147

As part of our September 2015 announcement, we offered a voluntary retirement enhancement program to qualifying U.S. employees and various voluntary separation programs outside of the U.S. and implemented additional involuntary separation programs throughout the company. In 2016 and 2015, we incurred $100 million and $379 million of employee separation costs related to these programs, respectively. In addition, in 2015 we incurred $82 million of defined benefit retirement plan curtailment losses related to these programs. Substantially all of the employee separation costs related to this program were paid in 2016. We also incurred costs associated with the September 2015 announcement related to manufacturing facility consolidations and closures in 2016 and 2015 totaling $181 million and $108 million, respectively. The remaining liability balance as of December 31, 2016 represents costs for other employee separation programs, most of which are expected to be paid in 2017.

In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We estimate restructuring costs incurred under the restructuring plan to be $110 million. In 2016, we recognized $104 million of restructuring costs primarily for long-lived asset impairments and sales discounts related to this restructuring plan. The remaining costs are expected to be recognized in 2017.

In the second half of 2016, we took additional restructuring actions in Resource Industries, including ending the production of track drills; pursuing strategic alternatives, including the possible divestiture of room and pillar products; consolidation of two product development divisions; and additional actions in response to ongoing weakness in the mining industry. We estimate restructuring costs incurred under these restructuring plans to be $385 million. For the year ended December 31, 2016, we incurred $369 million of restructuring costs related to these plans which included $164 million of long-lived asset impairments, $120 million of employee separation costs, $81 million of inventory write-downs and $4 million of other costs. The remaining costs are expected to be recognized in 2017.

26. Selected quarterly financial results (unaudited)

	2016 Quarter
(Dollars in millions except per share data)	1st	2nd	3rd	4th
Sales and revenues	$9,461	$10,342	$9,160	$9,574
Less: Revenues	(681)	(697)	(697)	(689)
Sales	8,780	9,645	8,463	8,885
Cost of goods sold	6,822	7,419	6,527	7,541
Gross margin	1,958	2,226	1,936	1,344
Profit (loss) [1]	$271	$550	$283	$(1,171)	[4,5,6,7]
Profit (loss) per common share	$0.46	$0.94	$0.48	$(2.00)
Profit (loss) per common share–diluted [2]	$0.46	$0.93	$0.48	$(2.00)	[3]

	2015 Quarter [8]
	1st	2nd	3rd	4th
Sales and revenues	$12,702	$12,317	$10,962	$11,030
Less: Revenues	(741)	(734)	(677)	(712)
Sales	11,961	11,583	10,285	10,318
Cost of goods sold	8,760	8,674	7,872	8,240
Gross margin	3,201	2,909	2,413	2,078
Profit (loss) [1]	$1,245	$802	$559	$(94)	[4,5]
Profit (loss) per common share	$2.06	$1.33	$0.95	$(0.16)
Profit (loss) per common share–diluted [2]	$2.03	$1.31	$0.94	$(0.16)	[3]

[1]	Profit (loss) attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

[3]	The assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

[4]	The fourth quarter of 2016 and fourth quarter of 2015 include pre-tax restructuring costs of $395 million and $679 million, respectively. See Note 26 for additional information on these costs.

[5]
The fourth quarter of 2016 and fourth quarter of 2015 include pre-tax pension and other postretirement benefit plan actuarial losses of $985 million and $214 million, respectively. See Note 12 for additional information on these costs.

[6]	The fourth quarter of 2016 includes a pre-tax goodwill impairment charge of $595 million. See Note 10 for additional information.

[7]	The fourth quarter of 2016 includes a deferred tax valuation allowance of $141 million. See Note 5 for additional information.

[8]	Reflects the change in accounting principle in Note 1B.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2016, the company’s internal control over financial reporting was effective based on those criteria.
 The effectiveness of the company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on page 69 of Part II, Item 8 "Financial Statements and Supplementary Data."

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

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Stockholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2017 Proxy Statement.

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

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2017 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2016)

Plan category	(a) Number of securities to be issued up on exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,418,843	$82.13	17,231,358
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	36,418,843	$82.13	17,231,358

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2017 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits:
3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the the Company's Form 10-Q filed for the quarter ended June 30, 2012).
3.2	Bylaws amended and restated as of June 8, 2016 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 10, 2016).
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

4.6
Tri-Party Agreement, dated as of November 2, 2006, between Caterpillar Inc., Citibank, N.A. and U.S. Bank National Association appointing U.S. Bank as Successor Trustee under the Indenture dated as of May 1, 1987, as amended and supplemented (incorporated by reference from Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

4.8	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, filed June 21, 2012).
4.9	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed June 21, 2012).
4.10	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 28, 2012).
4.11	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K, filed August 28, 2012).
4.12	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012).
4.13	Form of 3.40% Senior Note due 2024 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 8, 2014).
4.14	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on May 8, 2014).
4.15	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on May 8, 2014).
10.1
Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through second amendment, dated August 22, 2013 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).*

10.2	Caterpillar Inc. 2014 Long-Term Incentive Plan, dated June 11, 2014 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 12, 2014). *
10.3	Caterpillar Inc. Executive Short Term Incentive Plan, dated June 11, 2014 (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 12, 2014). *
10.4
First amendment to the Caterpillar Inc. Executive Short Term Incentive Plan, dated December 10, 2015. (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015). *

10.5
Form of Restricted Stock Unit Award under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.6
Form of Stock Appreciation Right Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.4 to Company's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.7	Form of Stock Appreciation Right Award pursuant to the 2014 Long-Term Incentive Plan *
10.8
Form of Nonqualified Stock Option Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.9
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.10	Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016.*
10.11
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.12	Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016.*
10.13
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.14
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).*

10.15	Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016.*
10.16
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ).*

10.17
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).*

10.18	Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016.*
10.19
Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through fifth amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014). *

10.20
Sixth amendment to the Caterpillar Inc. Supplemental Retirement Plan, dated December 10, 2015 (incorporated by reference from Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).*

10.21
Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through fifth amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.22
Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).*

10.23
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.24
Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through fifth amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.25
Caterpillar Inc. Supplemental Deferred Compensation Plan, as amended and restated through fourth amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.26
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.27
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.28	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).*
10.29	Time Share Agreement dated January 10, 2017.*
10.30	Executive Separation and General Release Agreement, dated August 24, 2016, between Caterpillar Inc. and David P. Bozeman.*
10.31
364-Day Credit Agreement dated September 8, 2016 (2016 364-Day Credit Agreement) among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 14, 2016).

10.32
Local Currency Addendum, dated as of September 8, 2016, to the 2016 364-Day Credit Agreement among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank Europe plc (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed September 14, 2016).

10.33
Japan Local Currency Addendum, dated as of September 8, 2016 to the 2016 364-Day Credit Agreement among the Company, Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed September 14, 2016).

10.34
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

10.35
Local Currency Addendum to the 3-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.36
Japan Local Currency Addendum to the 3-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2015).

10.37
Omnibus Amendment No. 1 to the Amended and Restated 3-Year Facility, Amendment No. 1 to the Local Currency Addendum and Amendment No. 1 to the Japan Local Currency Addendum, dated as of September 8, 2016 (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 14, 2016).

10.38
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

10.39
Local Currency Addendum to the 5-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.40
Japan Local Currency Addendum to the 5-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed September 16, 2015).

10.41
Omnibus Amendment No. 1 to the Amended and Restated 5-Year Facility, Amendment No. 1 to the Local Currency Addendum and Amendment No. 1 to the Japan Local Currency Addendum, dated as of September 8, 2016 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 14, 2016).

11	Information required to be presented in Exhibit 11 is provided in Note 16 — "Profit per share" of Part II, Item 8 "Financial Statements and Supplementary Data."
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of D. James Umpleby III, Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of D. James Umpleby III, Chief Executive Officer of Caterpillar Inc. and Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Unless otherwise indicated, all filings referenced above on Forms 10-K, 10-Q and 8-K are contained in SEC File No. 001-00768.

Item 16.  Form 10-K Summary.

None.

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC.
(Registrant)

February 15, 2017	By:	/s/ James B. Buda
James B. Buda, Executive Vice President, Law and Public Policy

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman
February 15, 2017	/s/ Douglas R. Oberhelman
(Douglas R. Oberhelman)

February 15, 2017	/s/ D. James Umpleby III	Chief Executive Officer
(D. James Umpleby III)

Group President and
February 15, 2017	/s/ Bradley M. Halverson	Chief Financial Officer
(Bradley M. Halverson)

Chief Accounting Officer
February 15, 2017	/s/ Jananne A. Copeland
(Jananne A. Copeland)

February 15, 2017	/s/ David L. Calhoun	Director
(David L. Calhoun)

February 15, 2017	/s/ Daniel M. Dickinson	Director
(Daniel M. Dickinson)

February 15, 2017	/s/ Juan Gallardo	Director
(Juan Gallardo)

February 15, 2017	/s/ Jesse J. Greene, Jr.	Director
(Jesse J. Greene, Jr.)

February 15, 2017	/s/ Jon M. Huntsman, Jr.	Director
(Jon M. Huntsman, Jr. )

February 15, 2017	/s/ Dennis A. Muilenburg	Director
(Dennis A. Muilenburg)

February 15, 2017	/s/ William A. Osborn	Director
(William A. Osborn)

February 15, 2017	/s/ Debra L. Reed	Director
(Debra L. Reed)

February 15, 2017	/s/ Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)

February 15, 2017	/s/ Susan C. Schwab	Director
(Susan C. Schwab)

February 15, 2017	/s/ Miles D. White	Director
(Miles D. White)