Form 10-Q
period 2017-06-30
CATERPILLAR INC
filed 2017-08-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2017, 590,972,792 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2017	2016
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,639	$9,645
Revenues of Financial Products	692	697
Total sales and revenues	11,331	10,342

Operating costs:
Cost of goods sold	7,769	7,419
Selling, general and administrative expenses	1,289	1,123
Research and development expenses	453	468
Interest expense of Financial Products	162	148
Other operating (income) expenses	407	399
Total operating costs	10,080	9,557

Operating profit	1,251	785

Interest expense excluding Financial Products	121	130
Other income (expense)	29	84

Consolidated profit before taxes	1,159	739

Provision (benefit) for income taxes	361	184
Profit of consolidated companies	798	555

Equity in profit (loss) of unconsolidated affiliated companies	5	(2)

Profit of consolidated and affiliated companies	803	553

Less: Profit (loss) attributable to noncontrolling interests	1	3

Profit [1]	$802	$550

Profit per common share	$1.36	$0.94

Profit per common share – diluted [2]	$1.35	$0.93

Weighted-average common shares outstanding (millions)
– Basic	590.2	584.1
– Diluted [2]	595.4	588.6

Cash dividends declared per common share	$1.55	$1.54

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2017	2016

Profit of consolidated and affiliated companies	$803	$553
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2017 - $51; 2016 - $(20)	324	(103)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2017 - $0; 2016 - $0	—	(1)
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2017 - $3; 2016 - $6	(4)	(9)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $0; 2016 - $11	—	(18)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $(14); 2016 - $(1)	26	1

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $(3); 2016 - $(3)	10	10
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $0; 2016 - $10	—	(20)

Total other comprehensive income (loss), net of tax	356	(140)
Comprehensive income	1,159	413
Less: comprehensive income attributable to the noncontrolling interests	(1)	(3)
Comprehensive income attributable to shareholders	$1,158	$410

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2017	2016
Sales and revenues:
Sales of Machinery, Energy & Transportation	$19,769	$18,425
Revenues of Financial Products	1,384	1,378
Total sales and revenues	21,153	19,803

Operating costs:
Cost of goods sold	14,527	14,241
Selling, general and administrative expenses	2,334	2,211
Research and development expenses	871	976
Interest expense of Financial Products	321	300
Other operating (income) expenses	1,432	796
Total operating costs	19,485	18,524

Operating profit	1,668	1,279

Interest expense excluding Financial Products	244	259
Other income (expense)	24	84

Consolidated profit before taxes	1,448	1,104

Provision (benefit) for income taxes	451	276
Profit of consolidated companies	997	828

Equity in profit (loss) of unconsolidated affiliated companies	—	(3)

Profit of consolidated and affiliated companies	997	825

Less: Profit (loss) attributable to noncontrolling interests	3	4

Profit [1]	$994	$821

Profit per common share	$1.69	$1.41

Profit per common share – diluted [2]	$1.67	$1.40

Weighted-average common shares outstanding (millions)
– Basic	588.8	583.4
– Diluted [2]	594.4	588.2

Cash dividends declared per common share	$1.55	$1.54

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2017	2016

Profit of consolidated and affiliated companies	$997	$825
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2017 - $58; 2016 - $12	471	305

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2017 - $(4); 2016 - $(69)	8	117
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2017 - $4; 2016 - $11	(8)	(19)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $(5); 2016 - $5	10	(9)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $(36); 2016 - $(6)	66	10

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $(9); 2016 - $(8)	18	16
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $(1); 2016 - $9	3	(18)

Total other comprehensive income (loss), net of tax	568	402
Comprehensive income	1,565	1,227
Less: comprehensive income attributable to the noncontrolling interests	(3)	(4)
Comprehensive income attributable to shareholders	$1,562	$1,223

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and short-term investments	$10,232	$7,168
Receivables – trade and other	6,675	5,981
Receivables – finance	8,920	8,522
Prepaid expenses and other current assets	1,776	1,682
Inventories	9,388	8,614
Total current assets	36,991	31,967

Property, plant and equipment – net	14,420	15,322
Long-term receivables – trade and other	940	1,029
Long-term receivables – finance	13,197	13,556
Noncurrent deferred and refundable income taxes	2,866	2,790
Intangible assets	2,232	2,349
Goodwill	6,142	6,020
Other assets	1,722	1,671
Total assets	$78,510	$74,704

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$5	$209
Financial Products	6,775	7,094
Accounts payable	5,778	4,614
Accrued expenses	3,211	3,003
Accrued wages, salaries and employee benefits	1,986	1,296
Customer advances	1,533	1,167
Dividends payable	461	452
Other current liabilities	1,787	1,635
Long-term debt due within one year:
Machinery, Energy & Transportation	5	507
Financial Products	6,592	6,155
Total current liabilities	28,133	26,132

Long-term debt due after one year:
Machinery, Energy & Transportation	8,815	8,436
Financial Products	15,000	14,382
Liability for postemployment benefits	9,248	9,357
Other liabilities	3,235	3,184
Total liabilities	64,431	61,491
Commitments and contingencies (Notes 10 and 13)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/17 and 12/31/16 – 814,894,624) at paid-in amount	5,316	5,277
Treasury stock (6/30/17 – 223,921,832 shares; 12/31/16 – 228,408,600 shares) at cost	(17,307)	(17,478)
Profit employed in the business	27,471	27,377
Accumulated other comprehensive income (loss)	(1,471)	(2,039)
Noncontrolling interests	70	76
Total shareholders’ equity	14,079	13,213
Total liabilities and shareholders’ equity	$78,510	$74,704

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2016
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit of consolidated and affiliated companies	—	—	821	—	4	825
Foreign currency translation, net of tax	—	—	—	305	—	305
Pension and other postretirement benefits, net of tax	—	—	—	98	—	98
Derivative financial instruments, net of tax	—	—	—	1	—	1
Available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Dividends declared	—	—	(900)	—	—	(900)
Distribution to noncontrolling interests	—	—	—	—	(9)	(9)
Common shares issued from treasury stock for stock-based compensation: 1,909,291	(108)	61	—	—	—	(47)
Stock-based compensation expense	146	—	—	—	—	146
Net excess tax benefits from stock-based compensation	(5)	—	—	—	—	(5)
Other	6	—	—	—	—	6
Balance at June 30, 2016	$5,277	$(17,579)	$29,167	$(1,633)	$71	$15,303

Six Months Ended June 30, 2017
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213
Adjustment to adopt stock-based compensation guidance[1]	—	—	15	—	—	15
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit of consolidated and affiliated companies	—	—	994	—	3	997
Foreign currency translation, net of tax	—	—	—	471	—	471
Pension and other postretirement benefits, net of tax	—	—	—	—	—	—
Derivative financial instruments, net of tax	—	—	—	76	—	76
Available-for-sale securities, net of tax	—	—	—	21	—	21
Change in ownership from noncontrolling interests	4	—	—	—	(3)	1
Dividends declared	—	—	(915)	—	—	(915)
Distribution to noncontrolling interests	—	—	—	—	(6)	(6)
Common shares issued from treasury stock for stock-based compensation: 4,486,768	(88)	171	—	—	—	83
Stock-based compensation expense	117	—	—	—	—	117
Other	6	—	—	—	—	6
Balance at June 30, 2017	$5,316	$(17,307)	$27,471	$(1,471)	$70	$14,079

[1] See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2017	2016
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$997	$825
Adjustments for non-cash items:
Depreciation and amortization	1,430	1,494
Other	487	368
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(442)	573
Inventories	(688)	305
Accounts payable	1,113	208
Accrued expenses	251	1
Accrued wages, salaries and employee benefits	641	(743)
Customer advances	322	93
Other assets – net	(280)	(127)
Other liabilities – net	90	(193)
Net cash provided by (used for) operating activities	3,921	2,804

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(371)	(580)
Expenditures for equipment leased to others	(753)	(1,025)
Proceeds from disposals of leased assets and property, plant and equipment	563	383
Additions to finance receivables	(5,264)	(4,643)
Collections of finance receivables	5,508	4,466
Proceeds from sale of finance receivables	83	42
Investments and acquisitions (net of cash acquired)	(21)	(38)
Proceeds from sale of businesses and investments (net of cash sold)	91	—
Proceeds from sale of securities	187	195
Investments in securities	(207)	(243)
Other – net	5	(14)
Net cash provided by (used for) investing activities	(179)	(1,457)

Cash flow from financing activities:
Dividends paid	(906)	(898)
Distribution to noncontrolling interests	(6)	—
Common stock issued, including treasury shares reissued	83	(47)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	361	1
Financial Products	4,507	2,840
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(505)	(7)
Financial Products	(3,720)	(3,324)
Short-term borrowings – net (original maturities three months or less)	(505)	391
Net cash provided by (used for) financing activities	(691)	(1,044)
Effect of exchange rate changes on cash	13	1
Increase (decrease) in cash and short-term investments	3,064	304
Cash and short-term investments at beginning of period	7,168	6,460
Cash and short-term investments at end of period	$10,232	$6,764

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2017 and 2016, (b) the consolidated comprehensive income for the three and six months ended June 30, 2017 and 2016, (c) the consolidated financial position at June 30, 2017 and December 31, 2016, (d) the consolidated changes in shareholders’ equity for the six months ended June 30, 2017 and 2016 and (e) the consolidated cash flow for the six months ended June 30, 2017 and 2016.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016
Receivables - trade and other	$81	$55
Receivables - finance	178	174
Long-term receivables - finance	229	246
Investments in unconsolidated affiliated companies	38	31
Guarantees	207	210
Total	$733	$716

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

2.                                    New accounting guidance

Revenue recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Shareholders' Equity. We will adopt the new guidance effective January 1, 2018. We have substantially completed our evaluation of the impact of the new standard. Under the new guidance, sales of certain turbine machinery units will change to a point-in-time recognition model. Under current guidance, we account for these sales under an over-time model following the percentage-of-completion method as the product is manufactured. In addition, under the new guidance we will begin to recognize an asset for the value of expected replacement part returns. At this time we have not identified any impacts to our financial statements that we believe will be material in the year of adoption. We are finalizing our evaluation of certain revenue streams within our Energy & Transportation and Resource Industries segments and expect that evaluation to be completed during the third quarter of 2017. Based on the current estimated impact to our financial statements, we plan to adopt the new guidance under the modified retrospective approach.

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

Stock-based compensation – In March 2016, the FASB issued accounting guidance to simplify several aspects of the accounting for share-based payments. The new guidance changes how reporting entities account for certain aspects of share-based payments, including the accounting for income taxes and the classification of the tax impact on the Consolidated Statement of Cash Flow. Under the new guidance all excess tax benefits and deficiencies during the period are recognized in income (rather than equity) on a prospective basis. The guidance removes the requirement to delay recognition of excess tax benefits until it reduces income taxes currently payable. This change was required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. In addition, Cash flows related to excess tax benefits are now included in Cash provided by operating activities and will no longer be separately classified as a financing activity. This change was adopted retrospectively. The guidance was effective January 1, 2017, and did not have a material impact on our financial statements.

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

Tax accounting for intra-entity asset transfers – In October 2016, the FASB issued accounting guidance that will require the tax effects of intra-entity asset transfers to be recognized in the period when the transfer occurs. Under current guidance, the tax effects of intra-entity sales of assets are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance does not apply to intra-entity transfers of inventory. The guidance is effective January 1, 2018, and is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Based on our current assessment, we do not expect the adoption to have a material impact on our financial statements.

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

Clarification on stock-based compensation – In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is required to be applied prospectively. The guidance is effective January 1, 2018, with early adoption permitted. We do not expect the adoption to have a material impact on our financial statements.

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

Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a "Long Service Separation." Award terms for awards granted in 2016 allow for immediate vesting upon separation of all outstanding options and RSUs with no requisite service period for employees who meet the criteria for a "Long Service Separation." Compensation expense was fully recognized immediately on the grant date for these employees. Award terms for the 2017 grant allow for continued vesting as of each vesting date specified in the award document for employees who meet the criteria for a "Long Service Separation" and fulfill a requisite service period of six months. Compensation expense for eligible employees for the 2017 grant is recognized over the period from the grant date to the end date of the six-month requisite service period. For employees who become eligible for a "Long Service Separation" subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from the grant date to the date eligibility is achieved.

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

During the second quarter of 2017, the 2014 Long-Term Incentive Plan (the Plan) was amended and restated. The Plan initially provided that up to 38,800,000 Common Shares would be reserved for future issuance under the Plan, subject to adjustment in certain events. Upon shareholder approval of the amendment and restatement of the Plan, an additional 36,000,000 Common Shares became available for all awards under the Plan.

We recognized pretax stock-based compensation expense of $68 million and $117 million for the three and six months ended June 30, 2017, respectively and $45 million and $146 million for the three and six months ended June 30, 2016, respectively. The change in stock-based compensation expense was primarily due to the change in award terms for participants that meet the criteria for a "Long Service Separation", as the establishment of the six-month requisite service period results in lower expense in the first quarter (period of grant) and higher expense over the following two quarters.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	2,701,644	$25.01	$95.66	4,243,272	$20.64	$74.77
RSUs	906,068	$89.76	$95.63	1,085,505	$68.04	$74.77
PRSUs	437,385	$86.78	$95.66	614,347	$64.71	$74.77

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2017 and 2016, respectively:

	Grant Year
	2017	2016
Weighted-average dividend yield	3.42%	3.23%
Weighted-average volatility	29.2%	31.1%
Range of volatilities	22.1-33.0%	22.5-33.4%
Range of risk-free interest rates	0.81-2.35%	0.62-1.73%
Weighted-average expected lives	8 years	8 years

As of June 30, 2017, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $236 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.7 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of June 30, 2017, the maximum term of these outstanding contracts was approximately 51 months.

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

As of June 30, 2017, $4 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2017	December 31, 2016
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$15	$13
Machinery, Energy & Transportation	Accrued expenses	(9)	(93)
Machinery, Energy & Transportation	Other liabilities	(14)	(36)
Financial Products	Long-term receivables – trade and other	6	29
Financial Products	Accrued expenses	(22)	(3)
Interest rate contracts
Financial Products	Long-term receivables – trade and other	3	4
Financial Products	Accrued expenses	(1)	(1)
		$(22)	$(87)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$25	$—
Machinery, Energy & Transportation	Accrued expenses	(4)	(30)
Financial Products	Receivables – trade and other	46	39
Financial Products	Accrued expenses	(16)	(4)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	6	10
Machinery, Energy & Transportation	Accrued expenses	(1)	—
		$56	$15

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016

Machinery, Energy & Transportation	$2,355	$2,530
Financial Products	$3,506	$2,626

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$—	$—	$(3)	$3
		$—	$—	$(3)	$3

		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(1)	$1	$—	$(1)
		$(1)	$1	$—	$(1)

Cash Flow Hedges
	Three Months Ended June 30, 2017
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$23	Other income (expense)	$(14)	$—
Financial Products	(23)	Other income (expense)	(27)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	—	Interest expense of Financial Products	2	—
	$—		$(40)	$—

	Three Months Ended June 30, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(22)	Other income (expense)	$6	$—
Financial Products	(6)	Other income (expense)	(6)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(1)	—
	$(29)		$(2)	$—

	Six Months Ended June 30, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$56	Other income (expense)	$(53)	$—
Financial Products	(41)	Other income (expense)	(49)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	—	Interest expense of Financial Products	3	—
	$15		$(102)	$—

	Six Months Ended June 30, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(6)	Other income (expense)	$(4)	$—
Financial Products	(6)	Other income (expense)	(6)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	(2)	Interest expense of Financial Products	(3)	—
	$(14)		$(16)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$39	$—
Financial Products	Other income (expense)	17	(24)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	—	6
		$56	$(18)

	Classification of Gains (Losses)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$52	$22
Financial Products	Other income (expense)	10	(28)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	1	6
		$63	$—

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2017 and December 31, 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$46	$—	$46	$(24)	$—	$22
Financial Products	55	—	55	(14)	—	41
Total	$101	$—	$101	$(38)	$—	$63

June 30, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(28)	$—	$(28)	$24	$—	$(4)
Financial Products	(39)	—	(39)	14	—	(25)
Total	$(67)	$—	$(67)	$38	$—	$(29)

December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$23	$—	$23	$(21)	$—	$2
Financial Products	72	—	72	(7)	—	65
Total	$95	$—	$95	$(28)	$—	$67

December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(159)	$—	$(159)	$21	$—	$(138)
Financial Products	(8)	—	(8)	7	—	(1)
Total	$(167)	$—	$(167)	$28	$—	$(139)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2017	December 31, 2016
Raw materials	$2,540	$2,102
Work-in-process	1,954	1,719
Finished goods	4,690	4,576
Supplies	204	217
Total inventories	$9,388	$8,614

6.                                     Investments in unconsolidated affiliated companies

Investments in unconsolidated affiliated companies, included in Other assets in the Consolidated Statement of Financial Position, were as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016
Investments in equity method companies	$195	$192
Plus: Investments in cost method companies	33	57
Total investments in unconsolidated affiliated companies	$228	$249

In May 2017, we sold our equity interest in IronPlanet Holdings Inc. for $93 million. We recognized a pretax gain of $85 million (included in Other income (expense)) and derecognized the carrying value of our noncontrolling interest, which was included in Other assets in the Consolidated Statement of Financial Position. The gain on the disposal is included as a reconciling item between Segment profit and Consolidated profit before taxes.

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2017
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,407	$(1,026)	$1,381
Intellectual property	11	1,515	(769)	746
Other	13	188	(83)	105
Total finite-lived intangible assets	14	$4,110	$(1,878)	$2,232

		December 31, 2016
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,378	$(934)	$1,444
Intellectual property	11	1,496	(706)	790
Other	14	192	(77)	115
Total finite-lived intangible assets	14	$4,066	$(1,717)	$2,349

Amortization expense for the three and six months ended June 30, 2017 was $80 million and $159 million, respectively. Amortization expense for the three and six months ended June 30, 2016 was $82 million and $164 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2017	2018	2019	2020	2021	Thereafter
$160	$315	$310	$298	$281	$868

B.  Goodwill

No goodwill was impaired during the three or six months ended June 30, 2017 or 2016.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 were as follows:

(Millions of dollars)	December 31, 2016	Other Adjustments [1]	June 30, 2017
Construction Industries
Goodwill	$296	$8	$304
Impairments	(22)	—	(22)
Net goodwill	274	8	282
Resource Industries
Goodwill	4,110	78	4,188
Impairments	(1,175)	—	(1,175)
Net goodwill	2,935	78	3,013
Energy & Transportation
Goodwill	2,756	35	2,791
All Other [2]
Goodwill	55	1	56
Consolidated total
Goodwill	7,217	122	7,339
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,020	$122	$6,142

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

The cost basis and fair value of debt and equity securities were as follows:

	June 30, 2017			December 31, 2016
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$9	$—	$9
Other U.S. and non-U.S. government bonds	46	—	46	60	—	60

Corporate bonds
Corporate bonds	520	3	523	489	3	492
Asset-backed securities	82	—	82	90	—	90

Mortgage-backed debt securities
U.S. governmental agency	233	(1)	232	225	(2)	223
Residential	9	—	9	10	—	10
Commercial	26	—	26	36	—	36

Equity securities
Large capitalization value	282	55	337	280	32	312
Real estate investment trust (REIT)	93	4	97	77	2	79
Smaller company growth	41	20	61	41	15	56
Total	$1,342	$81	$1,423	$1,317	$50	$1,367

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2017
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$146	$1	$11	$—	$157	$1
Mortgage-backed debt securities
U.S. governmental agency	142	2	34	1	176	3
Equity securities
Large capitalization value	49	5	8	1	57	6
Small company growth	5	1	1	—	6	1
Total	$342	$9	$54	$2	$396	$11

	December 31, 2016
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$131	$1	$13	$—	$144	$1
Mortgage-backed debt securities
U.S. governmental agency	167	2	11	—	178	2
Equity securities
Large capitalization value	68	6	11	2	79	8
Smaller company growth	10	1	3	1	13	2
Total	$376	$10	$38	$3	$414	$13

1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

Mortgage-Backed Debt Securities. The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2017, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2017
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$198	$199
Due after one year through five years	406	407
Due after five years through ten years	28	28
Due after ten years	26	27
U.S. governmental agency mortgage-backed securities	233	232
Residential mortgage-backed securities	9	9
Commercial mortgage-backed securities	26	26
Total debt securities – available-for-sale	$926	$928

Sales of Securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2017	2016	2017	2016
Proceeds from the sale of available-for-sale securities	$98	$146	$187	$195
Gross gains from the sale of available-for-sale securities	$1	$32	$2	$33
Gross losses from the sale of available-for-sale securities	$1	$1	$2	$2

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

In the first quarter of 2017, we announced the closure of our Gosselies, Belgium, facility. This announcement impacted certain employees that participate in a defined benefit pension plan and resulted in a curtailment and the recognition of termination benefits. In March 2017, we recognized a net loss of $20 million for the curtailment and termination benefits. In addition during the first quarter of 2017, we announced the decision to phase out production at our Aurora, Illinois, facility which resulted in termination benefits of $9 million for certain hourly employees that participate in our U.S. hourly defined benefit pension plan.
See Note 18 for more information on the Gosselies closure.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30		June 30		June 30
	2017	2016	2017	2016	2017	2016
For the three months ended:
Components of net periodic benefit cost:
Service cost	$29	$29	$24	$23	$20	$21
Interest cost	131	130	25	30	32	32
Expected return on plan assets	(183)	(189)	(56)	(59)	(9)	(11)
Amortization of prior service cost (credit) [1]	—	—	(1)	—	(6)	(15)
Net periodic benefit cost (benefit)	(23)	(30)	(8)	(6)	37	27
Curtailments and termination benefits [2]	—	—	—	—	—	—
Total cost (benefit) included in operating profit	$(23)	$(30)	$(8)	$(6)	$37	$27

For the Six months ended:
Components of net periodic benefit cost:
Service cost	$58	$59	$47	$46	$39	$41
Interest cost	262	259	50	60	65	65
Expected return on plan assets	(367)	(378)	(113)	(117)	(18)	(22)
Amortization of prior service cost (credit) [1]	—	—	(1)	—	(11)	(30)
Net periodic benefit cost (benefit)	(47)	(60)	(17)	(11)	75	54
Curtailments and termination benefits [2]	9	—	20	—	—	(2)
Total cost (benefit) included in operating profit	$(38)	$(60)	$3	$(11)	$75	$52

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.2%	4.5%	2.3%	2.9%	3.9%	4.4%
Discount rate used to measure interest cost	3.3%	3.4%	2.3%	2.8%	3.3%	3.3%
Expected rate of return on plan assets	6.7%	6.9%	5.9%	6.1%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	3.5%	4.0%	4.0%

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

We made $92 million and $198 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2017. We currently anticipate full-year 2017 contributions of approximately $610 million. We made $84 million and $199 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2016.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2017	2016	2017	2016
U.S. Plans	$90	$67	$170	$152
Non-U.S. Plans	19	17	35	35
	$109	$84	$205	$187

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both June 30, 2017 and December 31, 2016, the related liability was $8 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016
Caterpillar dealer performance guarantees	$1,425	$1,384
Customer loan guarantees	41	51
Supplier consortium performance guarantee	300	278
Third party logistics business lease guarantees	78	87
Other guarantees	86	56
Total guarantees	$1,930	$1,856

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2017 and December 31, 2016, the SPC’s assets of $1,135 million and $1,088 million, respectively, were primarily comprised of loans to dealers and the SPC’s liabilities of $1,135 million and $1,087 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2017
Warranty liability, January 1	$1,258
Reduction in liability (payments)	(401)
Increase in liability (new warranties)	488
Warranty liability, June 30	$1,345

(Millions of dollars)	2016
Warranty liability, January 1	$1,354
Reduction in liability (payments)	(909)
Increase in liability (new warranties)	813
Warranty liability, December 31	$1,258

11.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2017	2016	2017	2016
Profit for the period (A) [1]	$802	$550	$994	$821
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	590.2	584.1	588.8	583.4
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	5.2	4.5	5.6	4.8
Average common shares outstanding for fully diluted computation (C) [2]	595.4	588.6	594.4	588.2
Profit per share of common stock:
Assuming no dilution (A/B)	$1.36	$0.94	$1.69	$1.41
Assuming full dilution (A/C) [2]	$1.35	$0.93	$1.67	$1.40
Shares outstanding as of June 30 (in millions)			591.0	584.2

[1]Profit attributable to common shareholders.
[2]Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 8,062,177 common shares were outstanding for the three and six months ended June 30, 2017, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2016, there were outstanding SARs and stock options to purchase 26,168,384 and 28,919,076 common shares which were anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. As of June 30, 2017, approximately $4.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(1,823)	$18	$(65)	$43	$(1,827)
Other comprehensive income (loss) before reclassifications	324	—	—	10	334
Amounts reclassified from accumulated other comprehensive (income) loss	—	(4)	26	—	22
Other comprehensive income (loss)	324	(4)	26	10	356
Balance at June 30, 2017	$(1,499)	$14	$(39)	$53	$(1,471)

Three Months Ended June 30, 2016
Balance at March 31, 2016	$(1,545)	$39	$(32)	$45	$(1,493)
Other comprehensive income (loss) before reclassifications	(103)	(1)	(18)	10	(112)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(9)	1	(20)	(28)
Other comprehensive income (loss)	(103)	(10)	(17)	(10)	(140)
Balance at June 30, 2016	$(1,648)	$29	$(49)	$35	$(1,633)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	469	8	10	18	505
Amounts reclassified from accumulated other comprehensive (income) loss	2	(8)	66	3	63
Other comprehensive income (loss)	471	—	76	21	568
Balance at June 30, 2017	$(1,499)	$14	$(39)	$53	$(1,471)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	305	117	(9)	16	429
Amounts reclassified from accumulated other comprehensive (income) loss	—	(19)	10	(18)	(27)
Other comprehensive income (loss)	305	98	1	(2)	402
Balance at June 30, 2016	$(1,648)	$29	$(49)	$35	$(1,633)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2017	2016

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$7	$15
Tax (provision) benefit		(3)	(6)
Reclassifications net of tax		$4	$9

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(41)	$—
Interest rate contracts	Interest expense excluding Financial Products	(1)	(1)
Interest rate contracts	Interest expense of Financial Products	2	(1)
Reclassifications before tax		(40)	(2)
Tax (provision) benefit		14	1
Reclassifications net of tax		$(26)	$(1)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$30
Tax (provision) benefit		—	(10)
Reclassifications net of tax		$—	$20

Total reclassifications from Accumulated other comprehensive income (loss)		$(22)	$28

[1]Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Six Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2017	2016

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(2)	$—
Tax (provision) benefit		—	—
Reclassifications net of tax		$(2)	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$12	$30
Tax (provision) benefit		(4)	(11)
Reclassifications net of tax		$8	$19

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(102)	$(10)
Interest rate contracts	Interest expense excluding Financial Products	(3)	(3)
Interest rate contracts	Interest expense of Financial Products	3	(3)
Reclassifications before tax		(102)	(16)
Tax (provision) benefit		36	6
Reclassifications net of tax		$(66)	$(10)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$(4)	$27
Tax (provision) benefit		1	(9)
Reclassifications net of tax		$(3)	$18

Total reclassifications from Accumulated other comprehensive income (loss)		$(63)	$27

[1]Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

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

14.                              Income taxes

The provision for income taxes for the first six months of 2017 reflects an estimated annual tax rate of 32 percent, which excludes the discrete items discussed in the following paragraph, compared to 25 percent for the first six months of 2016. The increase is primarily due to higher non-U.S. restructuring costs in 2017 that are taxed at relatively lower non-U.S. tax rates along with other changes in the geographic mix of profits from a tax perspective. Under the terms of a manufacturing service agreement, Caterpillar SARL (CSARL) will bear substantially all of the restructuring costs related to the closure of our Gosselies, Belgium, facility, reducing CSARL's profits taxable in Switzerland.

In addition during the first six months of 2017, a tax benefit of $27 million was recorded for the settlement of stock-based compensation awards with tax deductions in excess of cumulative U.S. GAAP compensation expense. This benefit was partially offset by a $15 million increase to prior year taxes related to the Gosselies, Belgium, facility, restructuring costs.

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

Due to better than previously forecasted 2017 U.S. GAAP results in certain U.S. state jurisdictions, it is reasonably possible the valuation allowance for U.S. state deferred tax assets will decrease in the next twelve months.

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

•
Restructuring costs: Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (primarily included in Cost of goods sold). A table, Reconciliation of Restructuring costs on page 42, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended June 30
(Millions of dollars)
	2017
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$4,930	$29	$4,959	$100	$901	$4,475	$36
Resource Industries	1,759	77	1,836	130	97	6,584	31
Energy & Transportation	3,941	827	4,768	162	700	7,405	91
Machinery, Energy & Transportation	$10,630	$933	$11,563	$392	$1,698	$18,464	$158
Financial Products Segment	776	—	776	204	191	36,506	464
Total	$11,406	$933	$12,339	$596	$1,889	$54,970	$622

	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at December 31	Capital expenditures
Construction Industries	$4,426	$12	$4,438	$116	$550	$5,367	$40
Resource Industries	1,457	57	1,514	153	(163)	7,135	59
Energy & Transportation	3,750	658	4,408	169	602	7,791	96
Machinery, Energy & Transportation	$9,633	$727	$10,360	$438	$989	$20,293	$195
Financial Products Segment	759	—	759	213	202	35,224	612
Total	$10,392	$727	$11,119	$651	$1,191	$55,517	$807

Reportable Segments
Six Months Ended June 30
(Millions of dollars)
	2017
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$9,021	$38	$9,059	$202	$1,536	$4,475	$57
Resource Industries	3,429	168	3,597	257	255	6,584	52
Energy & Transportation	7,297	1,607	8,904	320	1,252	7,405	207
Machinery, Energy & Transportation	$19,747	$1,813	$21,560	$779	$3,043	$18,464	$316
Financial Products Segment	1,536	—	1,536	412	374	36,506	710
Total	$21,283	$1,813	$23,096	$1,191	$3,417	$54,970	$1,026

	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at December 31	Capital expenditures
Construction Industries	$8,469	$20	$8,489	$229	$990	$5,367	$68
Resource Industries	2,906	128	3,034	308	(259)	7,135	94
Energy & Transportation	7,028	1,290	8,318	335	1,012	7,791	243
Machinery, Energy & Transportation	$18,403	$1,438	$19,841	$872	$1,743	$20,293	$405
Financial Products Segment	1,502	—	1,502	418	370	35,224	909
Total	$19,905	$1,438	$21,343	$1,290	$2,113	$55,517	$1,314

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2017
Total external sales and revenues from reportable segments	$10,630	$776	$—		$11,406
All Other operating segments	33	—	—		33
Other	(24)	17	(101)	[1]	(108)
Total sales and revenues	$10,639	$793	$(101)		$11,331

Three Months Ended June 30, 2016
Total external sales and revenues from reportable segments	$9,633	$759	$—		$10,392
All Other operating segments	41	—	—		41
Other	(29)	19	(81)	[1]	(91)
Total sales and revenues	$9,645	$778	$(81)		$10,342
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2017
Total external sales and revenues from reportable segments	$19,747	$1,536	$—		$21,283
All Other operating segments	70	—	—		70
Other	(48)	34	(186)	[1]	(200)
Total sales and revenues	$19,769	$1,570	$(186)		$21,153

Six Months Ended June 30, 2016
Total external sales and revenues from reportable segments	$18,403	$1,502	$—		$19,905
All Other operating segments	79	—	—		79
Other	(57)	35	(159)	[1]	(181)
Total sales and revenues	$18,425	$1,537	$(159)		$19,803
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2017
Total profit from reportable segments	$1,698	$191	$1,889
All Other operating segments	(20)	—	(20)
Cost centers	(11)	—	(11)
Corporate costs	(174)	—	(174)
Timing	(69)	—	(69)
Restructuring costs	(169)	—	(169)
Methodology differences:
Inventory/cost of sales	(8)	—	(8)
Postretirement benefit expense	38	—	38
Stock-based compensation expense	(65)	(3)	(68)
Financing costs	(123)	—	(123)
Currency	(119)	—	(119)
Other income/expense methodology differences	21	—	21
Other methodology differences	(28)	—	(28)
Total consolidated profit before taxes	$971	$188	$1,159

Three Months Ended June 30, 2016
Total profit from reportable segments	$989	$202	$1,191
All Other operating segments	(14)	—	(14)
Cost centers	14	—	14
Corporate costs	(149)	—	(149)
Timing	9	—	9
Restructuring costs	(137)	(2)	(139)
Methodology differences:			—
Inventory/cost of sales	(16)	—	(16)
Postretirement benefit expense	56	—	56
Stock-based compensation expense	(43)	(2)	(45)
Financing costs	(132)	—	(132)
Currency	28	—	28
Other income/expense methodology differences	(54)	—	(54)
Other methodology differences	(11)	1	(10)
Total consolidated profit before taxes	$540	$199	$739

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2017
Total profit from reportable segments	$3,043	$374	$3,417
All Other operating segments	(33)	—	(33)
Cost centers	(4)	—	(4)
Corporate costs	(289)	—	(289)
Timing	(107)	—	(107)
Restructuring costs	(920)	(1)	(921)
Methodology differences:
Inventory/cost of sales	(76)	—	(76)
Postretirement benefit expense	79	—	79
Stock-based compensation expense	(112)	(5)	(117)
Financing costs	(253)	—	(253)
Currency	(158)	—	(158)
Other income/expense methodology differences	(34)	—	(34)
Other methodology differences	(60)	4	(56)
Total consolidated profit before taxes	$1,076	$372	$1,448

Six Months Ended June 30, 2016
Total profit from reportable segments	$1,743	$370	$2,113
All Other operating segments	(21)	—	(21)
Cost centers	39	—	39
Corporate costs	(308)	—	(308)
Timing	41	—	41
Restructuring costs	(296)	(4)	(300)
Methodology differences:
Inventory/cost of sales	(19)	—	(19)
Postretirement benefit expense	111	—	111
Stock-based compensation expense	(140)	(6)	(146)
Financing costs	(267)	—	(267)
Currency	(12)	—	(12)
Other income/expense methodology differences	(110)	—	(110)
Other methodology differences	(23)	6	(17)
Total consolidated profit before taxes	$738	$366	$1,104

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Three Months Ended June 30, 2017
Construction Industries	$901	$(27)	$874
Resource Industries	97	(111)	(14)
Energy & Transportation	700	(44)	656
Financial Products Segment	191	(1)	190
All Other operating segments	(20)	(13)	(33)
Total	$1,869	$(196)	$1,673

Three Months Ended June 30, 2016
Construction Industries	$550	$(3)	$547
Resource Industries	(163)	(69)	(232)
Energy & Transportation	602	(55)	547
Financial Products Segment	202	(2)	200
All Other operating segments	(14)	(9)	(23)
Total	$1,177	$(138)	$1,039

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Six Months Ended June 30, 2017
Construction Industries	$1,536	$(694)	$842
Resource Industries	255	(170)	85
Energy & Transportation	1,252	(58)	1,194
Financial Products Segment	374	(2)	372
All Other operating segments	(33)	(19)	(52)
Total	$3,384	$(943)	$2,441

Six Months Ended June 30, 2016
Construction Industries	$990	$(25)	$965
Resource Industries	(259)	(94)	(353)
Energy & Transportation	1,012	(155)	857
Financial Products Segment	370	(4)	366
All Other operating segments	(21)	(14)	(35)
Total	$2,092	$(292)	$1,800

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2017
Total assets from reportable segments	$18,464	$36,506	$—	$54,970
All Other operating segments	1,368	—	—	1,368
Items not included in segment assets:
Cash and short-term investments	8,926	—	—	8,926
Intercompany receivables	1,662	—	(1,662)	—
Investment in Financial Products	4,169	—	(4,169)	—
Deferred income taxes	3,651	—	(886)	2,765
Goodwill and intangible assets	4,128	—	—	4,128
Property, plant and equipment – net and other assets	1,935	—	—	1,935
Operating lease methodology difference	(190)	—	—	(190)
Inventory methodology differences	(2,284)	—	—	(2,284)
Intercompany loan included in Financial Products' assets	—	—	(1,500)	(1,500)
Liabilities included in segment assets	8,890	—	—	8,890
Other	(454)	(14)	(30)	(498)
Total assets	$50,265	$36,492	$(8,247)	$78,510

December 31, 2016
Total assets from reportable segments	$20,293	$35,224	$—	$55,517
All Other operating segments	1,381	—	—	1,381
Items not included in segment assets:
Cash and short-term investments	5,257	—	—	5,257
Intercompany receivables	1,713	—	(1,713)	—
Investment in Financial Products	3,638	—	(3,638)	—
Deferred income taxes	3,648	—	(947)	2,701
Goodwill and intangible assets	3,883	—	—	3,883
Property, plant and equipment – net and other assets	1,645	—	—	1,645
Operating lease methodology difference	(186)	—	—	(186)
Inventory methodology differences	(2,373)	—	—	(2,373)
Liabilities included in segment assets	7,400	—	—	7,400
Other	(436)	(29)	(56)	(521)
Total assets	$45,863	$35,195	$(6,354)	$74,704

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2017
Total depreciation and amortization from reportable segments	$392	$204	$596
Items not included in segment depreciation and amortization:
All Other operating segments	56	—	56
Cost centers	35	—	35
Other	24	9	33
Total depreciation and amortization	$507	$213	$720

Three Months Ended June 30, 2016
Total depreciation and amortization from reportable segments	$438	$213	$651
Items not included in segment depreciation and amortization:
All Other operating segments	53	—	53
Cost centers	38	—	38
Other	2	10	12
Total depreciation and amortization	$531	$223	$754

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2017
Total depreciation and amortization from reportable segments	$779	$412	$1,191
Items not included in segment depreciation and amortization:
All Other operating segments	110	—	110
Cost centers	70	—	70
Other	39	20	59
Total depreciation and amortization	$998	$432	$1,430

Six Months Ended June 30, 2016
Total depreciation and amortization from reportable segments	$872	$418	$1,290
Items not included in segment depreciation and amortization:
All Other operating segments	105	—	105
Cost centers	78	—	78
Other	1	20	21
Total depreciation and amortization	$1,056	$438	$1,494

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2017
Total capital expenditures from reportable segments	$158	$464	$—	$622
Items not included in segment capital expenditures:
All Other operating segments	25	—	—	25
Cost centers	14	—	—	14
Timing	(9)	—	—	(9)
Other	(18)	(14)	(5)	(37)
Total capital expenditures	$170	$450	$(5)	$615

Three Months Ended June 30, 2016
Total capital expenditures from reportable segments	$195	$612	$—	$807
Items not included in segment capital expenditures:
All Other operating segments	51	—	—	51
Cost centers	16	—	—	16
Other	(23)	22	(8)	(9)
Total capital expenditures	$239	$634	$(8)	$865

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2017
Total capital expenditures from reportable segments	$316	$710	$—	$1,026
Items not included in segment capital expenditures:
All Other operating segments	45	—	—	45
Cost centers	23	—	—	23
Timing	79	—	—	79
Other	(84)	43	(8)	(49)
Total capital expenditures	$379	$753	$(8)	$1,124

Six Months Ended June 30, 2016
Total capital expenditures from reportable segments	$405	$909	$—	$1,314
Items not included in segment capital expenditures:
All Other operating segments	67	—	—	67
Cost centers	28	—	—	28
Timing	217	—	—	217
Other	(99)	95	(17)	(21)
Total capital expenditures	$618	$1,004	$(17)	$1,605

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

Accounts are identified for individual review based on past-due status and using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which Cat Financial’s customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated and determined to be impaired is based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial also considers credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts not yet individually identified as impaired is estimated based on loss forecast models utilizing probabilities of default, our estimate of the loss emergence period and the estimated loss given default.  In addition, qualitative factors not able to be fully captured in the loss forecast models including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses.  These qualitative factors are subjective and require a degree of management judgment.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	June 30, 2017
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$331	$10	$341
Receivables written off	(62)	—	(62)
Recoveries on receivables previously written off	21	—	21
Provision for credit losses	31	—	31
Other	4	—	4
Balance at end of period	$325	$10	$335

Individually evaluated for impairment	$113	$—	$113
Collectively evaluated for impairment	212	10	222
Ending Balance	$325	$10	$335

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$898	$—	$898
Collectively evaluated for impairment	18,101	3,423	21,524
Ending Balance	$18,999	$3,423	$22,422

(Millions of dollars)	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$327	$9	$336
Receivables written off	(158)	—	(158)
Recoveries on receivables previously written off	35	—	35
Provision for credit losses	132	1	133
Other	(5)	—	(5)
Balance at end of year	$331	$10	$341

Individually evaluated for impairment	$85	$—	$85
Collectively evaluated for impairment	246	10	256
Ending Balance	$331	$10	$341

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$786
Collectively evaluated for impairment	18,236	3,375	21,611
Ending Balance	$19,022	$3,375	$22,397

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

	June 30, 2017
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$57	$13	$52	$122	$7,856	$7,978	$7
Europe	23	8	57	88	2,533	2,621	8
Asia Pacific	23	12	12	47	1,701	1,748	4
Mining	—	—	52	52	1,726	1,778	—
Latin America	54	30	224	308	1,677	1,985	—
Caterpillar Power Finance	27	5	135	167	2,722	2,889	41
Dealer
North America	—	—	—	—	2,033	2,033	—
Europe	—	—	—	—	140	140	—
Asia Pacific	—	—	—	—	543	543	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	702	702	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$184	$68	$532	$784	$21,638	$22,422	$60

	December 31, 2016
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$7,938	$8,063	$5
Europe	16	12	39	67	2,388	2,455	6
Asia Pacific	17	7	15	39	1,435	1,474	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	1,916	1,916	—
Europe	—	—	—	—	161	161	—
Asia Pacific	—	—	—	—	541	541	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	752	752	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$137	$79	$463	$679	$21,718	$22,397	$18

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of June 30, 2017 or December 31, 2016, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	June 30, 2017			December 31, 2016
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$13	$13	$—	$10	$10	$—
Europe	48	47	—	49	48	—
Asia Pacific	29	29	—	3	2	—
Mining	130	130	—	129	129	—
Latin America	68	67	—	68	68	—
Caterpillar Power Finance	158	162	—	271	271	—
Total	$446	$448	$—	$530	$528	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$49	$48	$20	$61	$60	$22
Europe	4	4	2	7	7	3
Asia Pacific	29	29	3	50	50	8
Mining	—	—	—	—	—	—
Latin America	107	119	43	93	104	34
Caterpillar Power Finance	263	261	45	45	44	18
Total	$452	$461	$113	$256	$265	$85

Total Impaired Finance Receivables
North America	$62	$61	$20	$71	$70	$22
Europe	52	51	2	56	55	3
Asia Pacific	58	58	3	53	52	8
Mining	130	130	—	129	129	—
Latin America	175	186	43	161	172	34
Caterpillar Power Finance	421	423	45	316	315	18
Total	$898	$909	$113	$786	$793	$85

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$11	$—	$24	$1
Europe	48	1	44	—
Asia Pacific	30	1	3	—
Mining	130	3	80	—
Latin America	67	—	29	—
Caterpillar Power Finance	257	3	273	2
Total	$543	$8	$453	$3

Impaired Finance Receivables With An Allowance Recorded
North America	$52	$1	$25	$—
Europe	5	—	12	—
Asia Pacific	30	—	36	1
Mining	—	—	13	—
Latin America	107	1	57	—
Caterpillar Power Finance	125	—	45	1
Total	$319	$2	$188	$2

Total Impaired Finance Receivables
North America	$63	$1	$49	$1
Europe	53	1	56	—
Asia Pacific	60	1	39	1
Mining	130	3	93	—
Latin America	174	1	86	—
Caterpillar Power Finance	382	3	318	3
Total	$862	$10	$641	$5

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$11	$—	$19	$1
Europe	48	1	43	—
Asia Pacific	18	1	2	—
Mining	129	4	80	1
Latin America	70	1	29	—
Caterpillar Power Finance	258	6	262	5
Total	$534	$13	$435	$7

Impaired Finance Receivables With An Allowance Recorded
North America	$56	$1	$20	$—
Europe	6	—	12	—
Asia Pacific	38	1	35	2
Mining	—	—	12	—
Latin America	101	2	54	1
Caterpillar Power Finance	96	1	53	1
Total	$297	$5	$186	$4

Total Impaired Finance Receivables
North America	$67	$1	$39	$1
Europe	54	1	55	—
Asia Pacific	56	2	37	2
Mining	129	4	92	1
Latin America	171	3	83	1
Caterpillar Power Finance	354	7	315	6
Total	$831	$18	$621	$11

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

As of June 30, 2017 and December 31, 2016, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2017	December 31, 2016
North America	$57	$66
Europe	51	35
Asia Pacific	11	12
Mining	56	69
Latin America	284	307
Caterpillar Power Finance	244	90
Total	$703	$579

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

As of June 30, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR. As of December 31, 2016, there was $11 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2017 or 2016 for the Dealer portfolio segment. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	17	$8	$7	2	$6	$6
Europe	—	—	—	3	11	8
Asia Pacific	1	—	—	—	—	—
Mining	—	—	—	1	10	5
Latin America	7	3	3	88	12	13
Caterpillar Power Finance[1]	48	243	237	26	144	137
Total	73	$254	$247	120	$183	$169

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	26	$9	$8	13	$16	$16
Europe	1	—	—	3	11	8
Asia Pacific	6	39	30	4	3	3
Mining	2	57	56	1	10	5
Latin America	14	5	5	90	12	13
Caterpillar Power Finance	54	268	261	30	183	164
Total	103	$378	$360	141	$235	$209

[1]	In Caterpillar Power Finance, 42 contracts with a pre-TDR recorded investment of $175 million and a post-TDR recorded investment of $175 million are related to three customers.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2017 and December 31, 2016 are summarized below:

	June 30, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	46	—	46
Corporate bonds
Corporate bonds	—	523	—	523
Asset-backed securities	—	82	—	82
Mortgage-backed debt securities
U.S. governmental agency	—	232	—	232
Residential	—	9	—	9
Commercial	—	26	—	26
Equity securities
Large capitalization value	337	—	—	337
Smaller company growth	61	—	—	61
Total available-for-sale securities	408	918	—	1,326
REIT	—	—	97	97
Derivative financial instruments, net	—	34	—	34
Total Assets	$408	$952	$97	$1,457

	December 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	60	—	60
Corporate bonds
Corporate bonds	—	492	—	492
Asset-backed securities	—	90	—	90
Mortgage-backed debt securities
U.S. governmental agency	—	223	—	223
Residential	—	10	—	10
Commercial	—	36	—	36
Equity securities
Large capitalization value	312	—	—	312
Smaller company growth	56	—	—	56
Total available-for-sale securities	377	911	—	1,288
REIT	—	—	79	79
Total Assets	$377	$911	$79	$1,367
Liabilities
Derivative financial instruments, net	$—	$72	$—	$72
Total Liabilities	$—	$72	$—	$72

The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward for the six months ended June 30, 2017 of our REIT investment is as follows:

(Millions of dollars)	REIT
Balance at December 31, 2016	$79
Purchases of securities	16
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	2
Balance at June 30, 2017	$97

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $286 million and $137 million as of June 30, 2017 and December 31, 2016, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	June 30, 2017		December 31, 2016
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$10,232	$10,232	$7,168	$7,168	1
Restricted cash and short-term investments	$52	$52	$31	$31	1
Investments in debt and equity securities	$1,423	$1,423	$1,367	$1,367	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$15,719	$15,656	$16,172	$16,056	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	$1,419	$1,387	$1,500	$1,464	3	Note 16
Foreign currency contracts – net	$27	$27	$—	$—	2	Note 4
Interest rate contracts – net	$2	$2	$3	$3	2	Note 4
Commodity contracts – net	$5	$5	$10	$10	2	Note 4

Liabilities
Short-term borrowings	$6,780	$6,780	$7,303	$7,303	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$8,820	$10,644	$8,943	$10,348	2
Financial Products	$21,592	$21,821	$20,537	$20,724	2
Foreign currency contracts – net	$—	$—	$85	$85	2	Note 4
Guarantees	$8	$8	$8	$8	3	Note 10

[1]	Total excluded items have a net carrying value at June 30, 2017 and December 31, 2016 of $6,594 million and $6,111 million, respectively.

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

Restructuring costs for the three and six months ended June 30, 2017 and 2016 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2017	2016
Employee separations [1]	$42	$45
Contract terminations [1]	17	36
Long-lived asset impairments [1]	63	14
Other [2]	47	44
Total restructuring costs	$169	$139

	Six Months Ended June 30
	2017	2016
Employee separations [1]	$506	$76
Contract terminations [1]	26	46
Long-lived asset impairments [1]	275	96
Defined benefit plan curtailments and termination benefits [1]	29	—
Other [2]	85	82
Total restructuring costs	$921	$300

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (primarily included in
Cost of goods sold).

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which will lead to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The majority of the other operations and functions at the Gosselies site are expected to be gradually phased out by the end of 2017. We estimate restructuring costs incurred under this program to be about $700 million. For the first six months of 2017, we recognized $667 million of restructuring costs which included $444 million of employee separation costs, $199 million for long-lived asset impairments and $57 million of other costs partially offset by a $33 million LIFO inventory decrement benefit. The majority of the remaining costs are expected to be recognized in 2017. The remaining restructuring costs for the first six months of 2017 were related to other restructuring actions across the company.

The restructuring costs for the first six months of 2016 were related to our decision to discontinue production of on-highway vocational trucks, as discussed below, and other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2016 and 2017 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	297
Reduction in liability (payments)	(633)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	506
Reduction in liability (payments)	(237)
Liability balance at June 30, 2017	$416

Most of the liability balance at June 30, 2017 is expected to be paid in 2017 and primarily includes employee separation payments related to closure of the Gosselies facility.
Restructuring costs for the year ended December 31, 2016 were $1,019 million. Throughout 2016, we initiated the following restructuring plans:

•
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We recognized $104 million of restructuring costs, primarily related to long-lived asset impairments and sales discounts and expect to recognize the remaining $4 million for this restructuring plan in 2017.

•
In the second half of 2016, we took additional restructuring actions in Resource Industries, including ending the production of track drills; pursuing strategic alternatives related to room and pillar products; consolidation of two product development divisions; and additional actions in response to ongoing weakness in the mining industry. For the year ended December 31, 2016, we incurred $369 million of restructuring costs for these plans primarily related to long-lived asset impairments, employee separation costs and inventory write-downs.

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies facility closure as discussed above. In the first six months of 2017, we incurred $749 million of restructuring costs related to the Plan, and we incurred $281 million and $569 million in 2016 and 2015, respectively, for a total of $1,599 million through June 30, 2017. We expect to recognize approximately $160 million of additional restructuring costs related to the Plan in 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Second-quarter 2017 sales and revenues were $11.331 billion, a 10 percent increase from second-quarter 2016 sales and revenues of $10.342 billion. While many of our end markets remain at low levels, sales increased across the company reflecting stronger end-user demand. The most significant increase was in Construction Industries, primarily due to construction equipment sales in China. Sales also increased in Resource Industries and Energy & Transportation, primarily due to higher sales for aftermarket parts. Profit per share for the second quarter of 2017 was $1.35, a 45 percent increase from second-quarter 2016 profit per share of $0.93. Profit was $802 million in the second quarter of 2017, an increase of 46 percent from $550 million in the second quarter of 2016. Profit increased primarily due to higher sales volume, including a favorable mix of products. Improved price realization and lower variable manufacturing costs were about offset by higher period costs.
Sales and revenues for the six months ended June 30, 2017, were $21.153 billion, up $1.350 billion, or 7 percent, from $19.803 billion for the six months ended June 30, 2016. Profit per share for the six months ended June 30, 2017, was $1.67, a 19 percent increase from profit per share of $1.40 for the same period last year. Profit was $994 million for the six months ended June 30, 2017, an increase of 21 percent from $821 million for the six months ended June 30, 2016.

Highlights for the second quarter of 2017 include:

•
Second-quarter sales and revenues were $11.331 billion, compared with $10.342 billion in the second quarter of 2016. Sales increased in Construction Industries, Resource Industries and Energy & Transportation. Financial Products’ revenues were about flat.

•
Profit per share was $1.35 in the second quarter of 2017, compared with $0.93 in the second quarter of 2016. Excluding restructuring costs of $0.23 per share and a gain on the sale of an equity investment of $0.09 per share, second-quarter 2017 adjusted profit per share was $1.49, compared to second-quarter 2016 adjusted profit per share of $1.09.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $2.029 billion in the second quarter of 2017, compared to $1.168 billion in the second quarter of 2016.

•	ME&T debt-to-capital ratio was 38.6 percent at June 30, 2017, compared to 41.0 percent at the end of 2016.

Highlights for the six months ended June 30, 2017, include:

•
Sales and revenues for the six months ended June 30, 2017, were $21.153 billion, compared with $19.803 billion for the six months ended June 30, 2016. Sales increased in Construction Industries, Resource Industries and Energy & Transportation. Financial Products’ revenues were about flat.

•
Restructuring costs were $921 million for the six months ended June 30, 2017, with an after-tax impact of $1.19 per share, compared with restructuring costs of $300 million for the six months ended June 30, 2016, with an after-tax impact of $0.33 per share.

•
Profit per share was $1.67 for the six months ended June 30, 2017, compared with $1.40 in the six months ended June 30, 2016. Excluding restructuring costs of $1.19 per share and a gain on the sale of an equity investment of $0.09 per share, adjusted profit per share for the six months ended June 30, 2017 was $2.77, compared to $1.73 per share in the six months ended June 30, 2016.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $3.553 billion for the six months ended June 30, 2017, compared to $1.387 billion for the six months ended June 30, 2016.

Restructuring Costs
In the second quarter of 2017, we continued our focus on structural cost reduction to help improve our long-term cost structure. Restructuring costs of $169 million, which had an impact of $0.23 per share, were primarily related to restructuring programs in Resource Industries and Energy & Transportation. During the first six months of 2017, we incurred $921 million of restructuring costs, which had an impact of $1.19 per share, primarily related to the closure of the facility in Gosselies, Belgium. For the full year of 2017, we anticipate restructuring costs of about $1.2 billion.

Notes:

•	Glossary of terms is included on pages 73-75; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 81.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2016

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2016 (at left) and the second quarter of 2017 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.

Sales and Revenues
Total sales and revenues were $11.331 billion in the second quarter of 2017, an increase of $989 million, or 10 percent, compared with $10.342 billion in the second quarter of 2016. The increase was primarily due to higher sales volume, with the largest increase in Construction Industries mostly due to higher end-user demand for construction equipment. Sales volume for Resource Industries increased due to improved end-user demand for aftermarket parts and the favorable impact of changes in dealer inventories. Energy & Transportation’s sales were higher mostly due to increased demand for aftermarket parts for reciprocating engines. Favorable price realization in Construction Industries also contributed to the sales improvement. The unfavorable impact of currency was mostly the result of a weaker euro and British pound. Financial Products’ segment revenues were about flat.
Sales increased in Asia/Pacific, North America and Latin America, and were about flat in EAME. Asia/Pacific sales increased 25 percent primarily due to an increase in construction equipment sales in China resulting from increased infrastructure and residential investment. In North America, sales increased 7 percent due to higher demand for aftermarket parts and construction equipment, partially offset by the unfavorable impact of changes in dealer inventories as dealers decreased inventories more in the second quarter of 2017 than in the second quarter of 2016. Sales increased 20 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved end-user demand from low levels.
Changes in dealer inventories had little impact on consolidated sales from the second quarter of 2016 to the second quarter of 2017. Dealer machine and engine inventories decreased about $300 million in the second quarter of 2017, compared to a decrease of about $400 million in the second quarter of 2016. However, changes in dealer inventory did have an impact on sales in certain segments and geographic regions. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe the level of dealer inventories at the end of 2017 will depend on dealer expectations for business in 2018.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2016 (at left) and the second quarter of 2017 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the second quarter of 2017 was $1.251 billion, compared with $785 million in the second quarter of 2016. The increase of $466 million was primarily due to higher sales volume, including a favorable mix of products. Improved price realization and lower variable manufacturing costs were about offset by higher period costs. Price realization was favorable in Construction Industries and about flat in Resource Industries and Energy & Transportation.
Variable manufacturing costs were lower primarily due to the favorable impact from cost absorption, partially offset by higher warranty expense. Cost absorption was favorable as inventory decreased in the second quarter of 2016 and increased in the second quarter of 2017.
Period costs increased primarily due to higher short-term incentive compensation expense, partially offset by the favorable impact of restructuring and cost reduction actions over the past year. These actions primarily impacted depreciation expense and research and development (R&D) expenses.
Restructuring costs of $169 million in the second quarter of 2017 were primarily related to restructuring programs in Resource Industries and Energy & Transportation, compared to $139 million in the second quarter of 2016.

Other Profit/Loss Items

▪
Other income/expense in the second quarter of 2017 was income of $29 million, compared with income of $84 million in the second quarter of 2016. The unfavorable change was a result of currency translation and hedging net losses during the second quarter of 2017, primarily due to the euro and British pound. The unfavorable change was partially offset by a pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet.

▪
The provision for income taxes in the second quarter of 2017 reflects an estimated annual tax rate of 32 percent, which excludes the discrete item discussed in the following paragraph, compared to 25 percent for the second quarter of 2016. The increase is primarily due to higher non-U.S. restructuring costs in 2017 that are taxed at relatively lower non-U.S. tax rates, along with other changes in the geographic mix of profits from a tax perspective. Under the terms of a manufacturing service agreement, Caterpillar SARL (CSARL) will bear substantially all of the restructuring costs related to the closure of our Gosselies, Belgium, facility, reducing CSARL's profits taxable in Switzerland.

In addition, a tax benefit of $10 million was recorded for the settlement of stock-based compensation awards with tax deductions in excess of cumulative U.S. GAAP compensation expense.

Excluding restructuring costs, gain on sale of equity investment and discrete items, the 2017 estimated annual tax rate is expected to be 29 percent.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2017
Construction Industries [1]	$4,930	11%	$2,318	3%	$364	31%	$964	(5)%	$1,284	44%
Resource Industries [2]	1,759	21%	612	14%	299	16%	396	25%	452	32%
Energy & Transportation [3]	3,941	5%	1,982	10%	312	13%	1,079	2%	568	(6)%
All Other Segments [4]	33	(20)%	10	(29)%	1	(50)%	11	22%	11	(31)%
Corporate Items and Eliminations	(24)	—	(22)		—		(2)		—
Machinery, Energy & Transportation Sales	10,639	10%	4,900	7%	976	20%	2,448	2%	2,315	25%

Financial Products Segment	776	2%	505	7%	79	(4)%	101	(2)%	91	(10)%
Corporate Items and Eliminations	(84)		(51)		(15)		(5)		(13)
Financial Products Revenues	692	(1)%	454	3%	64	(9)%	96	(2)%	78	(13)%

Consolidated Sales and Revenues	$11,331	10%	$5,354	7%	$1,040	18%	$2,544	2%	$2,393	23%

Second Quarter 2016
Construction Industries [1]	$4,426		$2,247		$277		$1,010		$892
Resource Industries [2]	1,457		539		258		317		343
Energy & Transportation [3]	3,750		1,809		277		1,062		602
All Other Segments [4]	41		14		2		9		16
Corporate Items and Eliminations	(29)		(25)		—		(2)		(2)
Machinery, Energy & Transportation Sales	9,645		4,584		814		2,396		1,851

Financial Products Segment	759		473		82		103		101
Corporate Items and Eliminations	(62)		(34)		(12)		(5)		(11)
Financial Products Revenues	697		439		70		98		90

Consolidated Sales and Revenues	$10,342		$5,023		$884		$2,494		$1,941

[1]	Does not include inter-segment sales of $29 million and $12 million in second quarter 2017 and 2016, respectively.

[2]	Does not include inter-segment sales of $77 million and $57 million in second quarter 2017 and 2016, respectively.

[3]	Does not include inter-segment sales of $827 million and $658 million in second quarter 2017 and 2016, respectively.

[4]	Does not include inter-segment sales of $105 million and $101 million in second quarter 2017 and 2016, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2016	Sales Volume	Price Realization	Currency	Other	Second Quarter 2017	$ Change	% Change

Construction Industries	$4,426	$374	$191	$(61)	$—	$4,930	$504	11%
Resource Industries	1,457	313	(7)	(4)	—	1,759	302	21%
Energy & Transportation	3,750	236	(3)	(42)	—	3,941	191	5%
All Other Segments	41	(8)	—	—	—	33	(8)	(20)%
Corporate Items and Eliminations	(29)	4	2	(1)	—	(24)	5
Machinery, Energy & Transportation Sales	9,645	919	183	(108)	—	10,639	994	10%

Financial Products Segment	759	—	—	—	17	776	17	2%
Corporate Items and Eliminations	(62)	—	—	—	(22)	(84)	(22)
Financial Products Revenues	697	—	—	—	(5)	692	(5)	(1)%

Consolidated Sales and Revenues	$10,342	$919	$183	$(108)	$(5)	$11,331	$989	10%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Second Quarter 2017	Second Quarter 2016	$ Change	% Change
Construction Industries	$901	$550	$351	64%
Resource Industries	97	(163)	260	n/a
Energy & Transportation	700	602	98	16%
All Other Segments	(20)	(14)	(6)	(43)%
Corporate Items and Eliminations	(526)	(297)	(229)
Machinery, Energy & Transportation	1,152	678	474	70%

Financial Products Segment	191	202	(11)	(5)%
Corporate Items and Eliminations	(5)	(31)	26
Financial Products	186	171	15	9%
Consolidating Adjustments	(87)	(64)	(23)
Consolidated Operating Profit / (Loss)	$1,251	$785	$466	59%

Construction Industries
Construction Industries’ sales were $4.930 billion in the second quarter of 2017, compared with $4.426 billion in the second quarter of 2016. The increase was due to higher sales volume and favorable price realization.

▪
Sales volume increased primarily due to higher end-user demand for construction equipment in Asia/Pacific and North America, partially offset by the unfavorable impact of changes in dealer inventories. A more significant decrease in North America dealer inventories in the second quarter of 2017 than in the second quarter of 2016 was partially offset by an increase in dealer inventories in Asia/Pacific in the second quarter of 2017.

▪
Although market conditions remain competitive, price realization was favorable due to a particularly weak pricing environment in the second quarter of 2016 and previously announced price increases impacting the second quarter of 2017.

Sales increased in Asia/Pacific and Latin America and were about flat in North America and EAME.

▪
Sales in Asia/Pacific were higher as a result of an increase in end-user demand, primarily in China, stemming from increased government support for infrastructure and strong residential investment. In addition, changes in dealer inventories in China favorably impacted sales as dealer inventories increased in the second quarter of 2017 and were about flat in the second quarter of 2016.

▪
Sales in Latin America were higher due to an increase in end-user demand and the favorable impact of changes in dealer inventories, which increased in the second quarter of 2017 and were about flat in the second quarter of 2016. Although construction activity remained weak across the region, end-user demand increased from low levels due to stabilizing economic conditions in several countries in the region.

▪
In North America, an increase in end-user demand and favorable price realization was mostly offset by an unfavorable impact from changes in dealer inventories. End-user demand was higher primarily due to improved residential and non-residential building construction activity, slightly offset by lower sales for infrastructure construction equipment. The unfavorable impact of changes in dealer inventories resulted from a more significant decrease in dealer inventories in the second quarter of 2017 than in the second quarter of 2016.

▪
Sales in EAME were about flat as lower end-user demand and the unfavorable impact of the weaker euro and British pound were mostly offset by favorable price realization. The decline in end-user demand was primarily in Africa/Middle East due to volatile financial and economic conditions, as well as continued tight construction spending in oil-producing countries.

Construction Industries’ profit was $901 million in the second quarter of 2017, compared with $550 million in the second quarter of 2016. The increase in profit was primarily due to favorable price realization and higher sales volume, including a favorable mix of products. Period costs were about flat as higher short-term incentive compensation expense was mostly offset by the favorable impact of restructuring and cost reduction actions.

Resource Industries
Resource Industries’ sales were $1.759 billion in the second quarter of 2017, an increase of $302 million, or 21 percent, from the second quarter of 2016. The increase was primarily due to higher sales volume for aftermarket parts and the favorable impact of changes in dealer inventories. Dealer inventories were about flat in the second quarter of 2017, compared with a decrease in the second quarter of 2016. Dealer deliveries for equipment were about flat. Increases in certain commodity prices over the past year, along with continued commodity consumption, have resulted in increased mining activity, driving the need for maintenance and rebuild activities. The company believes commodity prices need to stabilize at these higher levels for a longer duration to drive stronger activity and longer-term demand for equipment.
Resource Industries’ profit was $97 million in the second quarter of 2017, compared with a loss of $163 million in the second quarter of 2016. The favorable change was due to higher sales volume, including a favorable mix of products, lower period costs and the favorable impact of cost absorption. These items were partially offset by higher warranty expense. Period costs were lower primarily due to the favorable impact of restructuring and cost reduction actions, partially offset by an increase in short-term incentive compensation expense. The favorable impact of cost absorption was a result of a decrease in inventory in the second quarter of 2016, compared to an increase in inventory in the second quarter of 2017.

Energy & Transportation
Energy & Transportation’s sales were $3.941 billion in the second quarter of 2017, compared with $3.750 billion in the second quarter of 2016. The increase was primarily due to higher sales of aftermarket parts for reciprocating engines.

▪
Oil and Gas – Sales increased in North America due to higher demand for reciprocating engines used in gas compression as natural gas infrastructure build-out continues and for aftermarket parts as a result of strong rebuild activity in well servicing and gas compression applications. This was partially offset by a decrease in demand for equipment used in production applications in Asia/Pacific.

▪	Industrial – Sales were higher in all regions reflecting increased sales for aftermarket parts.

▪	Power Generation – Sales were about flat as a slight increase in North America was mostly offset by decreases in other regions.

▪
Transportation – Sales decreased in North America as the rail industry continues to have a significant number of idle locomotives. This was partially offset by an increase in sales for rail services as North American rail traffic has increased. Sales declined in marine applications mostly due to lower demand, primarily for offshore vessels.

Energy & Transportation’s profit was $700 million in the second quarter of 2017, compared with $602 million in the second quarter of 2016. The increase was primarily due to higher sales volume and lower variable manufacturing costs, partially offset by higher period costs. Variable manufacturing costs were favorable primarily due to cost absorption and improved material costs. Cost absorption was favorable as inventory increased in the second quarter of 2017 and was about flat in the second quarter of 2016. The increase in period costs was primarily due to higher short-term incentive compensation expense.

Financial Products Segment
Financial Products’ revenues were $776 million in the second quarter of 2017, an increase of $17 million, or 2 percent, from the second quarter of 2016. The increase was due to a favorable impact from intercompany lending activity in North America, higher average financing rates in North America and a favorable impact from returned or repossessed equipment in North America. These favorable impacts were partially offset by lower average earning assets in North America and lower average financing rates in Asia/Pacific.
Financial Products’ profit was $191 million in the second quarter of 2017, compared with $202 million in the second quarter of 2016. The decrease was primarily due to the absence of gains on sales of securities at Insurance Services, an increase in SG&A expenses due to higher short-term incentive compensation expense and an unfavorable impact from lower average earning assets. These unfavorable impacts were partially offset by a decrease in the provision for credit losses at Cat Financial, increased intercompany lending activity and a favorable impact from returned or repossessed equipment.
At the end of the second quarter of 2017, past dues at Cat Financial were 2.71 percent, compared with 2.93 percent at the end of the second quarter of 2016. Write-offs, net of recoveries, were $26 million for the second quarter of 2017, compared with $33 million for the second quarter of 2016.
As of June 30, 2017, Cat Financial's allowance for credit losses totaled $338 million, or 1.25 percent of finance receivables, compared with $346 million, or 1.25 percent of finance receivables as of June 30, 2016. The allowance for credit losses at year-end 2016 was $343 million, or 1.29 percent of finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $531 million in the second quarter of 2017, an increase of $203 million from the second quarter of 2016. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The increase in expense from the second quarter of 2016 was primarily due to timing differences, an increase in restructuring costs, higher stock-based compensation expense and other methodology differences.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2016

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2016 (at left) and the six months ended June 30, 2017 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.

Total sales and revenues were $21.153 billion in the six months ended June 30, 2017, an increase of $1.350 billion, or 7 percent, compared with $19.803 billion in the six months ended June 30, 2016. The increase was primarily due to higher sales volume, with the largest increase in Resource Industries due to improved end-user demand for aftermarket parts and the favorable impact of changes in dealer inventories. Energy & Transportation’s sales volume was higher mostly due to increased demand for aftermarket parts for reciprocating engines. Construction Industries’ sales volume increased mostly due to higher end-user demand for construction equipment. Favorable price realization in Construction Industries also contributed to the sales improvement while price realization in Resource Industries and Energy & Transportation was about flat. We believe the pricing environment will be competitive during the remainder of 2017 and expect price realization for the full year to be slightly positive. The unfavorable impact of currency was mostly the result of a weaker British pound. Financial Products’ segment revenues were about flat.
Sales increased in Asia/Pacific, North America, and Latin America and were about flat in EAME. Asia/Pacific sales increased 19 percent primarily due to an increase in construction equipment sales in China resulting from increased infrastructure and residential investment. In North America, sales increased 4 percent due to higher demand for aftermarket parts, mostly in Resource Industries and Energy & Transportation, and favorable price realization, mostly in Construction Industries. This increase was partially offset by the unfavorable impact of changes in dealer inventories as dealers in North America decreased inventories in the six months ended June 30, 2017, compared to an increase in the six months ended June 30, 2016. Sales increased 17 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved end-user demand for aftermarket parts and the favorable impact of changes in dealer inventories as inventories were about flat in the six months ended June 30, 2017, compared to a decrease in the six months ended June 30, 2016.
Dealer machine and engine inventories decreased about $100 million in both the six months ended June 30, 2017, and in the six months ended June 30, 2016. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe the level of dealer inventories at the end of 2017 will depend on dealer expectations for business in 2018.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2016 (at left) and the six months ended June 30, 2017 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the six months ended June 30, 2017, was $1.668 billion, compared with $1.279 billion for the six months ended June 30, 2016. The increase of $389 million was primarily due to higher sales volume, including a favorable mix of products. Improved price realization and lower variable manufacturing costs were more than offset by higher restructuring and period costs. Price realization was favorable in Construction Industries and about flat in Resource Industries and Energy & Transportation.
Variable manufacturing costs were lower primarily due to the favorable impact from cost absorption and improved material costs. Cost absorption was favorable as inventory increased during the six months ended June 30, 2017, and was about flat during the six months ended June 30, 2016. We expect favorable cost absorption in the second half of 2017 as inventories are expected to increase further to support higher production volumes. We expect material costs to be higher during the remainder of 2017, primarily due to anticipated increases in costs for steel.
Period costs increased primarily due to higher short-term incentive compensation expense, partially offset by the favorable impact of restructuring and cost reduction actions over the past year. These actions primarily impacted research and development (R&D) expenses and depreciation expense. During the second half of 2017, we anticipate higher period costs due to making targeted investments in initiatives that are important to our future competitiveness, including enhanced digital capabilities and accelerating technology updates to our products.
Restructuring costs of $921 million for the six months ended June 30, 2017, were primarily related to the closure of the facility in Gosselies, Belgium and restructuring programs in Resource Industries, compared to $300 million for the six months ended June 30, 2016.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the six months ended June 30, 2017, was about $650 million compared to about $215 million for the six months ended June 30, 2016. We expect that short-term incentive compensation expense will be significantly higher in 2017 than in 2016.

Other Profit/Loss Items

•
Other income/expense for the six months ended June 30, 2017, was income of $24 million, compared with income of $84 million for the six months ended June 30, 2016. The unfavorable change was primarily a result of currency translation and hedging net losses during the six months ended June 30, 2017, which were mostly due to the euro, British pound and Japanese yen. The impact from currency translation and hedging was about flat during the six months ended June 30, 2016. The unfavorable change was partially offset by a pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet during the six months ended June 30, 2017.

•
The provision for income taxes for the first six months of 2017 reflects an estimated annual tax rate of 32 percent, which excludes the discrete items discussed in the following paragraph, compared to 25 percent for the first six months of 2016. The increase is primarily due to higher non-U.S. restructuring costs in 2017 that are taxed at relatively lower non-U.S. tax rates along with other changes in the geographic mix of profits from a tax perspective. Under the terms of a manufacturing service agreement, Caterpillar SARL (CSARL) will bear substantially all of the restructuring costs related to the closure of our Gosselies, Belgium, facility, reducing CSARL's profits taxable in Switzerland.

In addition during the first six months of 2017, a tax benefit of $27 million was recorded for the settlement of stock-based compensation awards with tax deductions in excess of cumulative U.S. GAAP compensation expense. This benefit was partially offset by a $15 million increase to prior year taxes related to the Gosselies, Belgium, facility, restructuring costs.
Excluding restructuring costs, gain on sale of equity investment and discrete items, the 2017 estimated annual tax rate is expected to be 29 percent.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six Months Ended June 30, 2017
Construction Industries [1]	$9,021	7%	$4,231	(2)%	$614	21%	$1,776	(4)%	$2,400	33%
Resource Industries [2]	3,429	18%	1,210	6%	568	8%	812	40%	839	28%
Energy & Transportation [3]	7,297	4%	3,704	10%	587	23%	1,979	(3)%	1,027	(9)%
All Other Segments [4]	70	(11)%	18	(38)%	1	(67)%	27	50%	24	(17)%
Corporate Items and Eliminations	(48)		(45)		—		(4)		1
Machinery, Energy & Transportation Sales	19,769	7%	9,118	4%	1,770	17%	4,590	2%	4,291	19%

Financial Products Segment	1,536	2%	991	6%	162	(4)%	201	—%	182	(9)%
Corporate Items and Eliminations	(152)		(89)		(29)		(9)		(25)
Financial Products Revenues	1,384	—%	902	4%	133	(7)%	192	—%	157	(12)%

Consolidated Sales and Revenues	$21,153	7%	$10,020	4%	$1,903	15%	$4,782	2%	$4,448	17%

Six Months Ended June 30, 2016
Construction Industries [1]	$8,469		$4,305		$508		$1,857		$1,799
Resource Industries [2]	2,906		1,143		526		579		658
Energy & Transportation [3]	7,028		3,375		477		2,044		1,132
All Other Segments [4]	79		29		3		18		29
Corporate Items and Eliminations	(57)		(49)		(1)		(4)		(3)
Machinery, Energy & Transportation Sales	18,425		8,803		1,513		4,494		3,615

Financial Products Segment	1,502		932		169		201		200
Corporate Items and Eliminations	(124)		(68)		(26)		(9)		(21)
Financial Products Revenues	1,378		864		143		192		179

Consolidated Sales and Revenues	$19,803		$9,667		$1,656		$4,686		$3,794

[1]	Does not include inter-segment sales of $38 million and $20 million for the six months ended June 30, 2017 and 2016, respectively.

[2]	Does not include inter-segment sales of $168 million and $128 million for the six months ended June 30, 2017 and 2016, respectively.

[3]	Does not include inter-segment sales of $1,607 million and $1,290 million for the six months ended June 30, 2017 and 2016, respectively.

[4]	Does not include inter-segment sales of $200 million and $193 million for the six months ended June 30, 2017 and 2016, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2016	Sales Volume	Price Realization	Currency	Other	Six Months Ended June 30, 2017	$ Change	% Change

Construction Industries	$8,469	$306	$314	$(68)	$—	$9,021	$552	7%
Resource Industries	2,906	559	(39)	3	—	3,429	523	18%
Energy & Transportation	7,028	329	(4)	(56)	—	7,297	269	4%
All Other Segments	79	(9)	—	—	—	70	(9)	(11)%
Corporate Items and Eliminations	(57)	9	—	—	—	(48)	9
Machinery, Energy & Transportation Sales	18,425	1,194	271	(121)	—	19,769	1,344	7%

Financial Products Segment	1,502	—	—	—	34	1,536	34	2%
Corporate Items and Eliminations	(124)	—	—	—	(28)	(152)	(28)
Financial Products Revenues	1,378	—	—	—	6	1,384	6	—%

Consolidated Sales and Revenues	$19,803	$1,194	$271	$(121)	$6	$21,153	$1,350	7%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change	% Change
Construction Industries	$1,536	$990	$546	55%
Resource Industries	255	(259)	514	n/a
Energy & Transportation	1,252	1,012	240	24%
All Other Segments	(33)	(21)	(12)	(57)%
Corporate Items and Eliminations	(1,556)	(654)	(902)
Machinery, Energy & Transportation	1,454	1,068	386	36%

Financial Products Segment	374	370	4	1%
Corporate Items and Eliminations	(2)	(32)	30
Financial Products	372	338	34	10%
Consolidating Adjustments	(158)	(127)	(31)
Consolidated Operating Profit / (Loss)	$1,668	$1,279	$389	30%

Construction Industries
Construction Industries’ sales were $9.021 billion in the six months ended June 30, 2017, compared with $8.469 billion in the six months ended June 30, 2016. The increase was due to favorable price realization and higher sales volume.

•
Although market conditions remain competitive, price realization was favorable due to a particularly weak pricing environment in the six months ended June 30, 2016, and previously announced price increases impacting the six months ended June 30, 2017. We believe the pricing environment will remain competitive and expect price realization will be less favorable during the last six months of 2017 than during the first half of 2017.

•
Sales volume increased due to higher end-user demand, primarily for equipment in Asia/Pacific. This increase was partially offset by the unfavorable impact of changes in dealer inventories resulting from a more significant increase in dealer inventories in the six months ended June 30, 2016, than in the six months ended June 30, 2017.

Sales increased in Asia/Pacific and Latin America and were about flat in North America and EAME.

•
Sales in Asia/Pacific were higher as a result of an increase in end-user demand, primarily in China, stemming from increased government support for infrastructure and strong residential investment, which we expect to continue through the end of 2017.

This increase was slightly offset by an unfavorable impact from changes in dealer inventories, primarily in China, which decreased in the six months ended June 30, 2017, and were about flat in the six months ended June 30, 2016.

•
Latin America sales were higher primarily due to an increase in end-user demand and the favorable impact of changes in dealer inventories, which increased slightly in the six months ended June 30, 2017, compared to a slight decrease in the six months ended June 30, 2016. Although construction activity remained weak across the region, end-user demand increased from low levels due to stabilizing economic conditions in several countries in the region.

•
In North America, sales were about flat as an unfavorable impact from changes in dealer inventories was about offset by favorable price realization. The unfavorable impact of changes in dealer inventories resulted from a decrease in dealer inventories in the six months ended June 30, 2017, compared to an increase in inventories in the six months ended June 30, 2016.

•
Sales in EAME were about flat as lower end-user demand was about offset by favorable price realization. The decline in end-user demand was primarily in Africa/Middle East due to volatile financial and economic conditions, as well as continued tight construction spending in oil producing countries.

Construction Industries’ profit was $1.536 billion in the six months ended June 30, 2017, compared with $990 million in the six months ended June 30, 2016. The increase in profit was primarily due to favorable price realization and higher sales volume, including a favorable mix of products. Period costs were slightly lower as the favorable impact of restructuring and cost reduction actions was mostly offset by higher short-term incentive compensation expense.

Resource Industries
Resource Industries’ sales were $3.429 billion in the six months ended June 30, 2017, an increase of $523 million, or 18 percent, from the six months ended June 30, 2016. The increase was primarily due to higher sales volume for aftermarket parts and the favorable impact of changes in dealer inventories, partially offset by a decrease in dealer deliveries for equipment. We believe that mining companies are beginning to increase capital spending from low levels and this is expected to favorably impact sales for new equipment in the second half of the year. Dealer inventories were about flat in the six months ended June 30, 2017, compared with a decrease in the six months ended June 30, 2016. Increases in certain commodity prices over the past year, along with continued commodity consumption, have resulted in increased mining activity driving the need for maintenance and rebuild activities. We believe a decrease in idle mining trucks on customer sites is also having a positive impact on end-user demand. The company believes commodity prices need to stabilize at these higher levels for a longer duration to drive stronger activity and longer-term demand for equipment.
Resource Industries’ profit was $255 million in the six months ended June 30, 2017, compared with a loss of $259 million in the six months ended June 30, 2016. The favorable change was due to higher sales volume and lower period costs. Period costs were lower primarily due to the favorable impact of restructuring and cost reduction actions, partially offset by an increase in short-term incentive compensation expense.

Energy & Transportation
Energy & Transportation’s sales were $7.297 billion in the six months ended June 30, 2017, compared with $7.028 billion in the six months ended June 30, 2016. The increase was primarily due to higher sales of aftermarket parts for reciprocating engines.

•
Oil and Gas - Sales increased in North America due to higher sales of aftermarket parts as a result of strong rebuild activity in well servicing and gas compression applications and due to higher demand for reciprocating engines used in gas compression as natural gas infrastructure build-out continues. Sales for equipment used in gas compression applications in North America are expected to be higher in the second half of 2017. This was partially offset by a decrease in demand for equipment used in production and drilling applications in Asia/Pacific.

•	Industrial - Sales were higher in Asia/Pacific and Latin America reflecting increased sales for aftermarket parts.

•	Power Generation - Sales were about flat as a decrease in EAME was about offset by an increase in North America.

•
Transportation - Sales decreased in North America as the rail industry continues to have a significant number of idle locomotives. This was partially offset by an increase in sales for rail services as North American rail traffic has increased. Sales declined in marine applications mostly due to lower demand, primarily for work boats and offshore vessels.

Energy & Transportation’s profit was $1.252 billion in the six months ended June 30, 2017, compared with $1.012 billion in the six months ended June 30, 2016. The increase was primarily due to higher sales volume and lower variable manufacturing costs, partially offset by higher period costs. Variable manufacturing costs were lower primarily due to a favorable impact from cost absorption and improved material costs. Cost absorption was favorable as inventory increased more significantly in the six months ended June 30, 2017, than during the six months ended June 30, 2016. The increase in period costs was primarily due to higher short-term incentive compensation expense.

Financial Products Segment
Financial Products’ revenues were $1.536 billion for the six months ended June 30, 2017, an increase of $34 million, or 2 percent, from the six months ended June 30, 2016. The increase was primarily due to higher average financing rates in North America, a favorable impact from increased intercompany lending activity in North America and a favorable impact from returned or repossessed equipment in Asia/Pacific and North America. These favorable impacts were partially offset by lower average earning assets in North America, Latin America and Asia/Pacific and lower average financing rates in Asia/Pacific.
Financial Products’ profit was $374 million for the six months ended June 30, 2017, compared with $370 million for the six months ended June 30, 2016. The increase was primarily due to a decrease in the provision for credit losses at Cat Financial, a favorable impact from increased intercompany lending activity, an increase in net yield on average earning assets and a favorable impact from returned or repossessed equipment. These favorable impacts were mostly offset by the absence of gains on sales of securities at Insurance Services, an unfavorable impact from lower average earning assets and an increase in SG&A expenses due to higher short-term incentive compensation expense.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.558 billion in the six months ended June 30, 2017, an increase of $872 million from the six months ended June 30, 2016. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
Restructuring costs in the six months ended June 30, 2017, were $921 million, $621 million higher than the six months ended June 30, 2016, primarily due to the announced closure of the facility in Gosselies, Belgium. Excluding restructuring costs, expense for corporate items and eliminations was $637 million, an increase of $251 million from the six months ended June 30, 2016, primarily due to timing and methodology differences.

RESTRUCTURING COSTS

Restructuring costs for the three and six months ended June 30, 2017 and 2016 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2017	2016
Employee separations [1]	$42	$45
Contract terminations [1]	17	36
Long-lived asset impairments [1]	63	14
Other [2]	47	44
Total restructuring costs	$169	$139

	Six Months Ended June 30
	2017	2016
Employee separations [1]	$506	$76
Contract terminations [1]	26	46
Long-lived asset impairments [1]	275	96
Defined benefit plan curtailments and termination benefits [1]	29	—
Other [2]	85	82
Total restructuring costs	$921	$300

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (primarily included in
Cost of goods sold).

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which will lead to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The majority of the other operations and functions at the Gosselies site are expected to be gradually phased out by the end of 2017. We estimate restructuring costs incurred under this program to be about $700 million. For the first six months of 2017, we recognized $667 million of restructuring costs which included $444 million of employee separation costs, $199 million for long-lived asset impairments and $57 million of other costs partially offset by a $33 million LIFO inventory decrement benefit. The majority of the remaining costs are expected to be recognized in 2017. The remaining restructuring costs for the first six months of 2017 were related to other restructuring actions across the company.

The restructuring costs for the first six months of 2016 were related to our decision to discontinue production of on-highway vocational trucks, as discussed below, and other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2016 and 2017 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	297
Reduction in liability (payments)	(633)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	506
Reduction in liability (payments)	(237)
Liability balance at June 30, 2017	$416

Most of the liability balance at June 30, 2017 is expected to be paid in 2017 and primarily includes employee separation payments related to closure of the Gosselies facility.
Restructuring costs for the year ended December 31, 2016 were $1,019 million. Throughout 2016, we initiated the following restructuring plans:

•
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We recognized $104 million of restructuring costs, primarily related to long-lived asset impairments and sales discounts and expect to recognize the remaining $4 million for this restructuring plan in 2017.

•
In the second half of 2016, we took additional restructuring actions in Resource Industries, including ending the production of track drills; pursuing strategic alternatives related to room and pillar products; consolidation of two product development divisions; and additional actions in response to ongoing weakness in the mining industry. For the year ended December 31, 2016, we incurred $369 million of restructuring costs for these plans primarily related to long-lived asset impairments, employee separation costs and inventory write-downs.

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies facility closure as discussed above. In the first six months of 2017, we incurred $749 million of restructuring costs related to the Plan, and we incurred $281 million and $569 million in 2016 and 2015, respectively, for a total of $1,599 million through June 30, 2017. We expect to recognize approximately $160 million of additional restructuring costs related to the Plan in 2017.

We expect 2017 restructuring costs will be approximately $1.2 billion, slightly lower than the previous estimate of about $1.25 billion. We expect that restructuring actions will result in a benefit to operating costs, primarily SG&A expenses and Cost of goods sold of about $400 million in 2017 compared with 2016.

GLOSSARY OF TERMS

1.
Adjusted Profit Per Share - Profit per share excluding restructuring costs for 2017 and 2016. For 2017, adjusted profit per share also excludes a gain on the sale of an equity investment in IronPlanet recognized in the second quarter.

2.
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

3.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

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

10.
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

11.	Latin America - A geographic region including Central and South American countries and Mexico.

12.
LIFO Inventory Decrement Benefits - A significant portion of Caterpillar's inventory is valued using the last-in, first-out (LIFO) method. With this method, the cost of inventory is comprised of "layers" at cost levels for years when inventory increases occurred. A LIFO decrement occurs when inventory decreases, depleting layers added in earlier, generally lower cost years. A LIFO decrement benefit represents the impact on operating profit of charging cost of goods sold with prior-year cost levels rather than current period costs.

13.
Machinery, Energy & Transportation (ME&T) - Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other Segments and related corporate items and eliminations.

14.
Machinery, Energy & Transportation Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements and accruals. Restructuring costs classified as other operating expenses on the Results of Operations are presented separately on the Operating Profit Comparison.

15.
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

16.
Price Realization - The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

17.
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

18.
Restructuring Costs - Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (primarily included in Cost of goods sold).

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first half of 2017, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first half of 2017 with $10.23 billion of cash, an increase of $3.06 billion from year-end 2016. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world with approximately $8.7 billion held by our non-U.S. subsidiaries. If non-U.S. earnings were repatriated in excess of the amount previously taxed in the United States, U.S. tax would generally be payable net of any available foreign tax credits.
Consolidated operating cash flow for the first half of 2017 was $3.92 billion, up from $2.80 billion for the same period last year. The increase was primarily due to higher profit adjusted for non-cash expenses, including restructuring costs and short-term incentive compensation expense in the first half of 2017, compared with the first half of 2016. First-half 2017 restructuring costs were primarily for severance costs that have not yet been paid and for non-cash impairment charges. In addition, there were lower severance and short-term incentive compensation payments in the first half of 2017 versus the first half of 2016. Partially offsetting these items were unfavorable changes to working capital, primarily due to a decrease in working capital during the first half of 2016. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of June 30, 2017 was $37.19 billion, an increase of $409 million from year-end 2016. Debt related to Financial Products increased $736 million, primarily due to the impact of lending activity with ME&T. Debt related to ME&T decreased $327 million in the first half of 2017, primarily due to the maturity of a long-term debt issuance.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2017 was $2.75 billion. Information on our three Global Credit Facilities is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2017.

•	The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2019.

•	The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2021.

At June 30, 2017, Caterpillar's consolidated net worth was $14.07 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2017, Cat Financial's covenant interest coverage ratio was 1.94 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2017, Cat Financial's covenant leverage ratio was 7.46 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2017, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2017 were:

	June 30, 2017
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,309	5	4,304
Total credit lines available	14,809	2,755	12,054
Less: Commercial paper outstanding	(5,537)	—	(5,537)
Less: Utilized credit	(1,537)	(5)	(1,532)
Available credit	$7,735	$2,750	$4,985

The other external consolidated credit lines with banks as of June 30, 2017 totaled $4.31 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $3.55 billion in the first half of 2017, compared with $1.39 billion for the same period in 2016. The increase was primarily due to higher profit adjusted for non-cash expenses, including restructuring costs and short-term incentive compensation expense in the first half of 2017, compared with the first half of 2016. First-half 2017 restructuring costs were primarily for severance costs that have not yet been paid and for non-cash impairment charges. In addition, there were lower severance and short-term incentive compensation payments in the first half of 2017 versus the first half of 2016.
Net cash used for investing activities in the first half of 2017 was $205 million, compared with net cash used of $1.44 billion in the first half of 2016. The change was primarily due to the absence of ME&T lending activity with Financial Products that occurred in the first half of 2016.
Net cash provided by financing activities during the first half of 2017 was $327 million, compared with $304 million in the same period of 2016. Higher borrowing activity with Financial Products and proceeds received related to a financing transaction in Japan in 2017 were offset by the maturity of a long-term debt issuance in 2017 as well as lower commercial paper borrowings in 2017 as compared to 2016.
Although our short-term priorities for the use of cash may vary from time to time as business needs and conditions dictate, our long-term cash deployment strategy remains unchanged: maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.

Strong financial position – A key measure of ME&T's financial strength used by management is ME&T's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and shareholders' equity. Debt also includes ME&T's long-term borrowings from Financial Products. The debt-to-capital ratio for ME&T was 38.6 percent at June 30, 2017, within our target range of 30 to 45 percent. ME&T's debt-to-capital ratio was 41.0 percent at December 31, 2016. The decrease in the debt-to-capital ratio was driven by an increase in equity, primarily due to favorable foreign currency translation adjustments, and a decrease in debt.
Capital to support growth – Capital expenditures were $379 million during the first half of 2017, compared to $618 million for the same period in 2016. We expect ME&T's capital expenditures in 2017 to be about the same as 2016.
Appropriately funded employee benefit plans – We made $198 million of contributions to our pension and other postretirement benefit plans during the first half of 2017. We currently anticipate full-year 2017 contributions of approximately $610 million. We made $199 million of contributions to our pension and other postretirement benefit plans during the first half of 2016. We believe we have adequate resources to fund our employee benefit plans.
Paying dividends – Dividends totaled $906 million in the first half of 2017, representing 77 cents per share paid. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2017, the Board announced an increase in the quarterly dividend rate to 78 cents per share.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. We did not purchase any Caterpillar common stock in the first half of 2017. As of June 30, 2017, $5.47 billion remained available under the 2014 Authorization. Caterpillar's basic shares outstanding as of June 30, 2017 were approximately 591 million.

Financial Products
Financial Products' operating cash flow was $678 million in the first half of 2017, compared with $877 million for the same period a year ago. Net cash used for investing activities was $1.74 billion for the first half of 2017, compared with $1.31 billion for the same period in 2016. The change was primarily due to the impact of intercompany lending with ME&T. Net cash provided by financing activities was $438 million for the first half of 2017, compared with $484 million for the same period in 2016.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $14.8 billion at June 30, 2017 and March 31, 2017. Resource Industries' order backlog increased about $300 million, Construction Industries' decreased about $300 million and Energy & Transportation was about flat. It is not uncommon for the construction order backlog to decline during the second-quarter selling season. Compared with the second quarter of 2016, the order backlog increased about $3.0 billion. The increase was across all segments, most significantly in Construction Industries and Resource Industries. Of the total backlog at June 30, 2017, approximately $3.0 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two special items in order for the company's results to be meaningful to readers.These items consist of restructuring costs, which are incurred in the current year to generate longer term benefits, and a gain on sale of an equity investment. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure will provide useful perspective on underlying business results and trends, and a means to assess the company's period-over-period results. Reconciliation of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Profit per share - diluted	$1.35	$0.93	$1.67	$1.40
Per share restructuring costs [1]	0.23	0.16	1.19	0.33
Per share gain on sale of equity investment[2]	$(0.09)	$—	$(0.09)	$—
Adjusted profit per share	$1.49	$1.09	$2.77	$1.73
1 At estimated annual tax rate based on full-year outlook for per share restructuring costs at statutory tax rates. Three and six months ended June 30, 2017 at estimated annual rate of 22 percent. Six months ended June 30, 2017 also includes $15 million increase to prior year taxes related to non-U.S. restructuring costs recognized in the first quarter of 2017. Second-quarter 2017 includes a favorable interim adjustment of $0.01 per share and six months ended June 30, 2017 includes an unfavorable interim adjustment of $0.05 per share resulting from the difference in the estimated annual tax rate for consolidated reporting of 32 percent and the estimated annual tax rate for profit per share excluding restructuring costs, gain on sale of equity investment and discrete items of 29 percent.

2 At U.S. statutory tax rate of 35 percent.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,639	$10,639	$—	$—
Revenues of Financial Products	692	—	793	(101)	[2]
Total sales and revenues	11,331	10,639	793	(101)

Operating costs:
Cost of goods sold	7,769	7,769	—	—
Selling, general and administrative expenses	1,289	1,154	139	(4)	[3]
Research and development expenses	453	453	—	—
Interest expense of Financial Products	162	—	167	(5)	[4]
Other operating (income) expenses	407	111	301	(5)	[3]
Total operating costs	10,080	9,487	607	(14)

Operating profit	1,251	1,152	186	(87)

Interest expense excluding Financial Products	121	146	—	(25)	[4]
Other income (expense)	29	(35)	2	62	[5]

Consolidated profit before taxes	1,159	971	188	—

Provision (benefit) for income taxes	361	303	58	—
Profit of consolidated companies	798	668	130	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	129	—	(129)	[6]

Profit of consolidated and affiliated companies	803	802	130	(129)

Less: Profit (loss) attributable to noncontrolling interests	1	—	1	—

Profit [7]	$802	$802	$129	$(129)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$19,769	$19,769	$—	$—
Revenues of Financial Products	1,384	—	1,570	(186)	[2]
Total sales and revenues	21,153	19,769	1,570	(186)

Operating costs:
Cost of goods sold	14,527	14,527	—	—
Selling, general and administrative expenses	2,334	2,078	265	(9)	[3]
Research and development expenses	871	871	—	—
Interest expense of Financial Products	321	—	330	(9)	[4]
Other operating (income) expenses	1,432	839	603	(10)	[3]
Total operating costs	19,485	18,315	1,198	(28)

Operating profit	1,668	1,454	372	(158)

Interest expense excluding Financial Products	244	290	—	(46)	[4]
Other income (expense)	24	(88)	—	112	[5]

Consolidated profit before taxes	1,448	1,076	372	—

Provision (benefit) for income taxes	451	337	114	—
Profit of consolidated companies	997	739	258	—

Equity in profit (loss) of unconsolidated affiliated companies	—	—	—	—
Equity in profit of Financial Products’ subsidiaries	—	255	—	(255)	[6]

Profit of consolidated and affiliated companies	997	994	258	(255)

Less: Profit (loss) attributable to noncontrolling interests	3	—	3	—

Profit [7]	$994	$994	$255	$(255)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$10,232	$8,926	$1,306	$—
Receivables – trade and other	6,675	4,015	1,835	825	[2,3]
Receivables – finance	8,920	—	12,906	(3,986)	[3]
Prepaid expenses and other current assets	1,776	927	851	(2)	[4]
Inventories	9,388	9,388	—	—
Total current assets	36,991	23,256	16,898	(3,163)

Property, plant and equipment – net	14,420	10,071	4,349	—
Long-term receivables – trade and other	940	166	145	629	[2,3]
Long-term receivables – finance	13,197	—	13,855	(658)	[3]
Investments in Financial Products subsidiaries	—	4,169	—	(4,169)	[5]
Noncurrent deferred and refundable income taxes	2,866	3,651	101	(886)	[6]
Intangible assets	2,232	2,227	5	—
Goodwill	6,142	6,125	17	—
Other assets	1,722	600	1,122	—
Total assets	$78,510	$50,265	$36,492	$(8,247)

Liabilities
Current liabilities:
Short-term borrowings	$6,780	$5	$6,775	$—
Short-term borrowings with consolidated companies	—	1,500	1,600	(3,100)	[7]
Accounts payable	5,778	5,673	166	(61)	[8]
Accrued expenses	3,211	2,902	309	—
Accrued wages, salaries and employee benefits	1,986	1,951	35	—
Customer advances	1,533	1,533	—	—
Dividends payable	461	461	—	—
Other current liabilities	1,787	1,291	498	(2)	[6,9]
Long-term debt due within one year	6,597	5	6,592	—
Total current liabilities	28,133	15,321	15,975	(3,163)

Long-term debt due after one year	23,815	8,844	15,000	(29)	[7]
Liability for postemployment benefits	9,248	9,248	—	—
Other liabilities	3,235	2,773	1,348	(886)	[6]
Total liabilities	64,431	36,186	32,323	(4,078)
Commitments and contingencies
Shareholders’ equity
Common stock	5,316	5,316	918	(918)	[5]
Treasury stock	(17,307)	(17,307)	—	—
Profit employed in the business	27,471	27,471	3,840	(3,840)	[5]
Accumulated other comprehensive income (loss)	(1,471)	(1,471)	(720)	720	[5]
Noncontrolling interests	70	70	131	(131)	[5]
Total shareholders’ equity	14,079	14,079	4,169	(4,169)
Total liabilities and shareholders’ equity	$78,510	$50,265	$36,492	$(8,247)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$997	$994	$258	$(255)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,430	998	432	—
Undistributed profit of Financial Products	—	(255)	—	255	[3]
Other	487	453	(87)	121	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(442)	(54)	63	(451)	[4,5]
Inventories	(688)	(688)	—	—
Accounts payable	1,113	1,145	(52)	20	[4]
Accrued expenses	251	234	17	—
Accrued wages, salaries and employee benefits	641	634	7	—
Customer advances	322	322	—	—
Other assets – net	(280)	(152)	(48)	(80)	[4]
Other liabilities – net	90	(78)	88	80	[4]
Net cash provided by (used for) operating activities	3,921	3,553	678	(310)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(371)	(367)	(4)	—
Expenditures for equipment leased to others	(753)	(12)	(749)	8	[4]
Proceeds from disposals of leased assets and property, plant and equipment	563	87	481	(5)	[4]
Additions to finance receivables	(5,264)	—	(6,240)	976	[5]
Collections of finance receivables	5,508	—	6,602	(1,094)	[5]
Net intercompany purchased receivables	—	—	(425)	425	[5]
Proceeds from sale of finance receivables	83	—	83	—
Net intercompany borrowings	—	44	(1,500)	1,456	[6]
Investments and acquisitions (net of cash acquired)	(21)	(21)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	91	91	—	—
Proceeds from sale of securities	187	9	178	—
Investments in securities	(207)	(11)	(196)	—
Other – net	5	(25)	30	—
Net cash provided by (used for) investing activities	(179)	(205)	(1,740)	1,766

Cash flow from financing activities:
Dividends paid	(906)	(906)	—	—
Distribution to noncontrolling interests	(6)	(6)	—	—
Common stock issued, including treasury shares reissued	83	83	—	—
Net intercompany borrowings	—	1,500	(44)	(1,456)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,868	361	4,507	—
Payments on debt (original maturities greater than three months)	(4,225)	(505)	(3,720)	—
Short-term borrowings – net (original maturities three months or less)	(505)	(200)	(305)	—
Net cash provided by (used for) financing activities	(691)	327	438	(1,456)
Effect of exchange rate changes on cash	13	(6)	19	—
Increase (decrease) in cash and short-term investments	3,064	3,669	(605)	—
Cash and short-term investments at beginning of period	7,168	5,257	1,911	—
Cash and short-term investments at end of period	$10,232	$8,926	$1,306	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$825	$822	$252	$(249)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,494	1,056	438	—
Undistributed profit of Financial Products	—	(242)	—	242	[3]
Other	368	257	9	102	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	573	45	19	509	[4,5]
Inventories	305	309	—	(4)	[4]
Accounts payable	208	284	(16)	(60)	[4]
Accrued expenses	1	8	(7)	—
Accrued wages, salaries and employee benefits	(743)	(726)	(17)	—
Customer advances	93	93	—	—
Other assets – net	(127)	(187)	82	(22)	[4]
Other liabilities – net	(193)	(332)	117	22	[4]
Net cash provided by (used for) operating activities	2,804	1,387	877	540

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(580)	(577)	(3)	—
Expenditures for equipment leased to others	(1,025)	(41)	(1,001)	17	[4]
Proceeds from disposals of leased assets and property, plant and equipment	383	49	344	(10)	[4]
Additions to finance receivables	(4,643)	—	(6,026)	1,383	[5]
Collections of finance receivables	4,466	—	6,007	(1,541)	[5]
Net intercompany purchased receivables	—	—	396	(396)	[5]
Proceeds from sale of finance receivables	42	—	42	—
Net intercompany borrowings	—	(832)	(1,000)	1,832	[6]
Investments and acquisitions (net of cash acquired)	(38)	(38)	—	—
Proceeds from sale of securities	195	17	178	—
Investments in securities	(243)	(15)	(228)	—
Other – net	(14)	(1)	(20)	7	[8]
Net cash provided by (used for) investing activities	(1,457)	(1,438)	(1,311)	1,292

Cash flow from financing activities:
Dividends paid	(898)	(898)	(7)	7	[7]
Common stock issued, including treasury shares reissued	(47)	(47)	7	(7)	[8]
Net intercompany borrowings	—	1,000	832	(1,832)	[6]
Proceeds from debt issued (original maturities greater than three months)	2,841	1	2,840	—
Payments on debt (original maturities greater than three months)	(3,331)	(7)	(3,324)	—
Short-term borrowings – net (original maturities three months or less)	391	255	136	—
Net cash provided by (used for) financing activities	(1,044)	304	484	(1,832)
Effect of exchange rate changes on cash	1	(14)	15	—
Increase (decrease) in cash and short-term investments	304	239	65	—
Cash and short-term investments at beginning of period	6,460	5,340	1,120	—
Cash and short-term investments at end of period	$6,764	$5,579	$1,185	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of change in investment and common stock related to Financial Products.

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

Changes in internal control over financial reporting

During the second quarter of 2017, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
No shares were repurchased during the second quarter of 2017.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2017	3,949	$101.31	N/A	N/A
May 1-31, 2017	11,977	$102.19	N/A	N/A
June 1-30, 2017	—	$—	N/A	N/A
Total	15,926	$101.97
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2017, we had 27 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the second quarter of 2017, approximately 124,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1	Caterpillar Inc. 2014 Long-Term Incentive Plan, as amended and restated effective June 14, 2017 (incorporated by reference from the Company's Definitive Proxy Statement, filed April 26, 2017).

10.2	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated as of May 15, 2017.

10.3	Caterpillar Inc. Supplemental Employees' Investment Plan, amended and restated as of May 15, 2017.

10.4	Caterpillar Inc. Deferred Employees' Investment Plan, amended and restated as of May 15, 2017.

10.5	Caterpillar Inc. Supplemental Deferred Compensation Plan, amended and restated as of May 15, 2017.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2017).

31.1	Certification of D. James Umpleby III, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

August 2, 2017	/s/ D. James Umpleby III	Chief Executive Officer
(D. James Umpleby III)

August 2, 2017	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

August 2, 2017	/s/ Suzette M. Long	Interim Executive Vice President, Law and Public Policy & Corporate Secretary
(Suzette M. Long)

August 2, 2017	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Caterpillar Inc. 2014 Long-Term Incentive Plan, as amended and restated effective June 14, 2017 (incorporated by reference from the Company's Definitive Proxy Statement, filed April 26, 2017).

10.2	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated as of May 15, 2017.

10.3	Caterpillar Inc. Supplemental Employees' Investment Plan, amended and restated as of May 15, 2017.

10.4	Caterpillar Inc. Deferred Employees' Investment Plan, amended and restated as of May 15, 2017.

10.5	Caterpillar Inc. Supplemental Deferred Compensation Plan, amended and restated as of May 15, 2017.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2017).

31.1	Certification of D. James Umpleby III, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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