Form 10-Q
period 2017-09-30
CATERPILLAR INC
filed 2017-11-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2017, 594,933,582 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2017	2016
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,713	$8,463
Revenues of Financial Products	700	697
Total sales and revenues	11,413	9,160

Operating costs:
Cost of goods sold	7,633	6,527
Selling, general and administrative expenses	1,237	992
Research and development expenses	455	453
Interest expense of Financial Products	163	147
Other operating (income) expenses	348	560
Total operating costs	9,836	8,679

Operating profit	1,577	481

Interest expense excluding Financial Products	118	126
Other income (expense)	64	28

Consolidated profit before taxes	1,523	383

Provision (benefit) for income taxes	470	96
Profit of consolidated companies	1,053	287

Equity in profit (loss) of unconsolidated affiliated companies	8	(4)

Profit of consolidated and affiliated companies	1,061	283

Less: Profit (loss) attributable to noncontrolling interests	2	—

Profit [1]	$1,059	$283

Profit per common share	$1.79	$0.48

Profit per common share – diluted [2]	$1.77	$0.48

Weighted-average common shares outstanding (millions)
– Basic	592.9	584.7
– Diluted [2]	600.1	589.6

Cash dividends declared per common share	$—	$—

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2017	2016

Profit of consolidated and affiliated companies	$1,061	$283
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2017 - $28; 2016 - $4	248	137

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2017 - $0; 2016 - $0	—	2
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2017 - $2; 2016 - $5	(4)	(10)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $2; 2016 - $16	(4)	(28)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $(5); 2016 - $(2)	11	6

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $(8); 2016 - $(1)	11	5
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $12; 2016 - $3	(24)	(6)

Total other comprehensive income (loss), net of tax	238	106
Comprehensive income	1,299	389
Less: comprehensive income attributable to the noncontrolling interests	(2)	—
Comprehensive income attributable to shareholders	$1,297	$389

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2017	2016
Sales and revenues:
Sales of Machinery, Energy & Transportation	$30,482	$26,888
Revenues of Financial Products	2,084	2,075
Total sales and revenues	32,566	28,963

Operating costs:
Cost of goods sold	22,160	20,768
Selling, general and administrative expenses	3,571	3,203
Research and development expenses	1,326	1,429
Interest expense of Financial Products	484	447
Other operating (income) expenses	1,780	1,356
Total operating costs	29,321	27,203

Operating profit	3,245	1,760

Interest expense excluding Financial Products	362	385
Other income (expense)	88	112

Consolidated profit before taxes	2,971	1,487

Provision (benefit) for income taxes	921	372
Profit of consolidated companies	2,050	1,115

Equity in profit (loss) of unconsolidated affiliated companies	8	(7)

Profit of consolidated and affiliated companies	2,058	1,108

Less: Profit (loss) attributable to noncontrolling interests	5	4

Profit [1]	$2,053	$1,104

Profit per common share	$3.48	$1.89

Profit per common share – diluted [2]	$3.44	$1.88

Weighted-average common shares outstanding (millions)
– Basic	590.3	583.8
– Diluted [2]	596.5	588.7

Cash dividends declared per common share	$1.55	$1.54

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2017	2016

Profit of consolidated and affiliated companies	$2,058	$1,108
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2017 - $86; 2016 - $16	719	442

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2017 - $(4); 2016 - $(69)	8	119
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2017 - $6; 2016 - $16	(12)	(29)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $(3); 2016 - $21	6	(37)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $(41); 2016 - $(8)	77	16

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2017 - $(17); 2016 - $(9)	29	21
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2017 - $11; 2016 - $12	(21)	(24)

Total other comprehensive income (loss), net of tax	806	508
Comprehensive income	2,864	1,616
Less: comprehensive income attributable to the noncontrolling interests	(5)	(4)
Comprehensive income attributable to shareholders	$2,859	$1,612

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and short-term investments	$9,591	$7,168
Receivables – trade and other	6,691	5,981
Receivables – finance	8,984	8,522
Prepaid expenses and other current assets	1,707	1,682
Inventories	10,212	8,614
Total current assets	37,185	31,967

Property, plant and equipment – net	14,187	15,322
Long-term receivables – trade and other	969	1,029
Long-term receivables – finance	13,192	13,556
Noncurrent deferred and refundable income taxes	2,845	2,790
Intangible assets	2,175	2,349
Goodwill	6,196	6,020
Other assets	1,811	1,671
Total assets	$78,560	$74,704

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$11	$209
Financial Products	5,459	7,094
Accounts payable	6,113	4,614
Accrued expenses	3,114	3,003
Accrued wages, salaries and employee benefits	2,333	1,296
Customer advances	1,510	1,167
Dividends payable	—	452
Other current liabilities	1,744	1,635
Long-term debt due within one year:
Machinery, Energy & Transportation	5	507
Financial Products	5,614	6,155
Total current liabilities	25,903	26,132

Long-term debt due after one year:
Machinery, Energy & Transportation	8,820	8,436
Financial Products	16,015	14,382
Liability for postemployment benefits	8,973	9,357
Other liabilities	3,152	3,184
Total liabilities	62,863	61,491
Commitments and contingencies (Notes 10 and 13)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/17 and 12/31/16 – 814,894,624) at paid-in amount	5,460	5,277
Treasury stock (9/30/17 – 219,961,042 shares; 12/31/16 – 228,408,600 shares) at cost	(17,130)	(17,478)
Profit employed in the business	28,530	27,377
Accumulated other comprehensive income (loss)	(1,233)	(2,039)
Noncontrolling interests	70	76
Total shareholders’ equity	15,697	13,213
Total liabilities and shareholders’ equity	$78,560	$74,704

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2016
Balance at December 31, 2015	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit of consolidated and affiliated companies	—	—	1,104	—	4	1,108
Foreign currency translation, net of tax	—	—	—	442	—	442
Pension and other postretirement benefits, net of tax	—	—	—	90	—	90
Derivative financial instruments, net of tax	—	—	—	(21)	—	(21)
Available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Dividends declared	—	—	(900)	—	—	(900)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 2,750,695	(150)	96	—	—	—	(54)
Stock-based compensation expense	187	—	—	—	—	187
Net excess tax benefits from stock-based compensation	(18)	—	—	—	—	(18)
Other	9	—	—	—	—	9
Balance at September 30, 2016	$5,266	$(17,544)	$29,450	$(1,527)	$70	$15,715

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213
Adjustment to adopt stock-based compensation guidance[1]	—	—	15	—	—	15
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit of consolidated and affiliated companies	—	—	2,053	—	5	2,058
Foreign currency translation, net of tax	—	—	—	719	—	719
Pension and other postretirement benefits, net of tax	—	—	—	(4)	—	(4)
Derivative financial instruments, net of tax	—	—	—	83	—	83
Available-for-sale securities, net of tax	—	—	—	8	—	8
Change in ownership from noncontrolling interests	4	—	—	—	(3)	1
Dividends declared	—	—	(915)	—	—	(915)
Distribution to noncontrolling interests	—	—	—	—	(8)	(8)
Common shares issued from treasury stock for stock-based compensation: 8,447,558	5	348	—	—	—	353
Stock-based compensation expense	165	—	—	—	—	165
Other	9	—	—	—	—	9
Balance at September 30, 2017	$5,460	$(17,130)	$28,530	$(1,233)	$70	$15,697

[1] See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2017	2016
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,058	$1,108
Adjustments for non-cash items:
Depreciation and amortization	2,153	2,255
Other	592	640
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(455)	1,128
Inventories	(1,489)	331
Accounts payable	1,371	(163)
Accrued expenses	121	(153)
Accrued wages, salaries and employee benefits	962	(727)
Customer advances	310	(24)
Other assets – net	(137)	(141)
Other liabilities – net	(325)	(279)
Net cash provided by (used for) operating activities	5,161	3,975

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(566)	(807)
Expenditures for equipment leased to others	(1,071)	(1,393)
Proceeds from disposals of leased assets and property, plant and equipment	864	572
Additions to finance receivables	(8,246)	(6,911)
Collections of finance receivables	8,532	6,968
Proceeds from sale of finance receivables	98	55
Investments and acquisitions (net of cash acquired)	(47)	(72)
Proceeds from sale of businesses and investments (net of cash sold)	93	—
Proceeds from sale of securities	431	304
Investments in securities	(594)	(339)
Other – net	38	5
Net cash provided by (used for) investing activities	(468)	(1,618)

Cash flow from financing activities:
Dividends paid	(1,367)	(1,348)
Distribution to noncontrolling interests	(7)	(8)
Common stock issued, including treasury shares reissued	353	(54)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	362	6
Financial Products	6,972	4,424
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(506)	(525)
Financial Products	(5,714)	(5,077)
Short-term borrowings – net (original maturities three months or less)	(2,403)	(111)
Net cash provided by (used for) financing activities	(2,310)	(2,693)
Effect of exchange rate changes on cash	40	(11)
Increase (decrease) in cash and short-term investments	2,423	(347)
Cash and short-term investments at beginning of period	7,168	6,460
Cash and short-term investments at end of period	$9,591	$6,113

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2017 and 2016, (c) the consolidated financial position at September 30, 2017 and December 31, 2016, (d) the consolidated changes in shareholders’ equity for the nine months ended September 30, 2017 and 2016 and (e) the consolidated cash flow for the nine months ended September 30, 2017 and 2016.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
Receivables - trade and other	$18	$55
Receivables - finance	161	174
Long-term receivables - finance	218	246
Investments in unconsolidated affiliated companies	38	31
Guarantees	270	210
Total	$705	$716

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

2.                                    New accounting guidance

Revenue recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Shareholders' Equity. We will adopt the new guidance effective January 1, 2018 under the modified retrospective approach. We have completed our evaluation of the impact of the new standard. Under the new guidance, sales of certain turbine machinery units will change to a point-in-time recognition model. Under current guidance, we account for these sales under an over-time model following the percentage-of-completion method as the product is manufactured. In addition, under the new guidance we will begin to recognize an asset for the value of expected replacement part returns and will discontinue lease accounting treatment for certain product sales containing residual value guarantees. We are currently in the process of updating our accounting policies and internal controls over financial reporting. The actual impact from adoption on our financial statements will be based on the specific revenue contracts existing as of January 1, 2018, however we have not identified any impacts to our financial statements or disclosures that we believe will be material in the year of adoption.

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

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. We have formed an implementation team and are in the process of evaluating the effect of the new guidance on our financial statements.

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

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. The guidance is effective January 1, 2019, with early adoption permitted. We are in the process of evaluating the effect of the new guidance on our financial statements.

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

Prior to 2017, all outstanding PRSU awards granted to employees eligible for a "Long Service Separation" may vest at the end of the performance period based upon achievement of the performance target. Compensation expense for the 2016 PRSU grant was fully recognized immediately on the grant date for these employees. For PRSU awards granted in 2017, only a prorated number of shares may vest at the end of the performance period based upon achievement of the performance target, with the proration based upon the number of months of continuous employment during the three-year performance period. Employees with a "Long Service Separation" must also fulfill a six-month requisite service period in order to be eligible for the prorated vesting of outstanding PRSU awards granted in 2017. Compensation expense for the 2017 PRSU grant is recognized on a straight-line basis over the three-year performance period for all participants.

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

We recognized pretax stock-based compensation expense of $48 million and $165 million for the three and nine months ended September 30, 2017, respectively and $41 million and $187 million for the three and nine months ended September 30, 2016, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	2,701,644	$25.01	$95.66	4,243,272	$20.64	$74.77
RSUs	924,421	$90.11	$96.01	1,085,505	$68.04	$74.77
PRSUs	437,385	$86.78	$95.66	614,347	$64.71	$74.77

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2017 and 2016, respectively:

	Grant Year
	2017	2016
Weighted-average dividend yield	3.42%	3.23%
Weighted-average volatility	29.2%	31.1%
Range of volatilities	22.1-33.0%	22.5-33.4%
Range of risk-free interest rates	0.81-2.35%	0.62-1.73%
Weighted-average expected lives	8 years	8 years

As of September 30, 2017, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $188 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of September 30, 2017, the maximum term of these outstanding contracts was approximately 51 months.

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

As of September 30, 2017, $4 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2017	December 31, 2016
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$14	$13
Machinery, Energy & Transportation	Long-term receivables – trade and other	3	—
Machinery, Energy & Transportation	Accrued expenses	(8)	(93)
Machinery, Energy & Transportation	Other liabilities	(5)	(36)
Financial Products	Long-term receivables – trade and other	8	29
Financial Products	Accrued expenses	(41)	(3)
Interest rate contracts
Financial Products	Long-term receivables – trade and other	3	4
Financial Products	Accrued expenses	(1)	(1)
		$(27)	$(87)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$11	$—
Machinery, Energy & Transportation	Accrued expenses	(2)	(30)
Financial Products	Receivables – trade and other	42	39
Financial Products	Accrued expenses	(8)	(4)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	12	10
		$55	$15

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016

Machinery, Energy & Transportation	$2,081	$2,530
Financial Products	$3,560	$2,626

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$—	$—	$(11)	$11
		$—	$—	$(11)	$11

		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(1)	$1	$(11)	$10
		$(1)	$1	$(11)	$10

Cash Flow Hedges
	Three Months Ended September 30, 2017
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$16	Other income (expense)	$4	$—
Financial Products	(21)	Other income (expense)	(20)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	(1)	Interest expense of Financial Products	2	—
	$(6)		$(16)	$—

	Three Months Ended September 30, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(29)	Other income (expense)	$4	$—
Financial Products	(17)	Other income (expense)	(10)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	2	Interest expense of Financial Products	—	—
	$(44)		$(8)	$—

	Nine Months Ended September 30, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$72	Other income (expense)	$(49)	$—
Financial Products	(62)	Other income (expense)	(69)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(5)	—
Financial Products	(1)	Interest expense of Financial Products	5	—
	$9		$(118)	$—

	Nine Months Ended September 30, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(35)	Other income (expense)	$—	$—
Financial Products	(23)	Other income (expense)	(16)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(5)	—
Financial Products	—	Interest expense of Financial Products	(3)	—
	$(58)		$(24)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$15	$2
Financial Products	Other income (expense)	11	(5)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	11	3
		$37	$—

	Classification of Gains (Losses)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$67	$24
Financial Products	Other income (expense)	21	(33)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	12	9
		$100	$—

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2017 and December 31, 2016, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$40	$—	$40	$(14)	$—	$26
Financial Products	53	—	53	(8)	—	45
Total	$93	$—	$93	$(22)	$—	$71

September 30, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(15)	$—	$(15)	$14	$—	$(1)
Financial Products	(50)	—	(50)	8	—	(42)
Total	$(65)	$—	$(65)	$22	$—	$(43)

December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$23	$—	$23	$(21)	$—	$2
Financial Products	72	—	72	(7)	—	65
Total	$95	$—	$95	$(28)	$—	$67

December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(159)	$—	$(159)	$21	$—	$(138)
Financial Products	(8)	—	(8)	7	—	(1)
Total	$(167)	$—	$(167)	$28	$—	$(139)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2017	December 31, 2016
Raw materials	$2,777	$2,102
Work-in-process	2,241	1,719
Finished goods	4,990	4,576
Supplies	204	217
Total inventories	$10,212	$8,614

During the first nine months of 2017, there was a liquidation of LIFO inventory resulting from closure of our facility in Gosselies, Belgium. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction of inventory decreased Cost of goods sold by approximately $62 million and increased Profit by approximately $45 million or $0.07 per share.

6.                                     Investments in unconsolidated affiliated companies

Investments in unconsolidated affiliated companies, included in Other assets in the Consolidated Statement of Financial Position, were as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
Investments in equity method companies	$219	$192
Plus: Investments in cost method companies	33	57
Total investments in unconsolidated affiliated companies	$252	$249

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

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2017
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,433	$(1,077)	$1,356
Intellectual property	11	1,529	(812)	717
Other	13	191	(89)	102
Total finite-lived intangible assets	14	$4,153	$(1,978)	$2,175

		December 31, 2016
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,378	$(934)	$1,444
Intellectual property	11	1,496	(706)	790
Other	14	192	(77)	115
Total finite-lived intangible assets	14	$4,066	$(1,717)	$2,349

Amortization expense for the three and nine months ended September 30, 2017 was $82 million and $241 million, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $82 million and $246 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2017	2018	2019	2020	2021	Thereafter
$81	$319	$313	$302	$284	$876

B.  Goodwill

No goodwill was impaired during the three or nine months ended September 30, 2017 or 2016.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017 were as follows:

(Millions of dollars)	December 31, 2016	Other Adjustments [1]	September 30, 2017
Construction Industries
Goodwill	$296	$10	$306
Impairments	(22)	—	(22)
Net goodwill	274	10	284
Resource Industries
Goodwill	4,110	111	4,221
Impairments	(1,175)	—	(1,175)
Net goodwill	2,935	111	3,046
Energy & Transportation
Goodwill	2,756	54	2,810
All Other [2]
Goodwill	55	1	56
Consolidated total
Goodwill	7,217	176	7,393
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,020	$176	$6,196

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

The cost basis and fair value of debt and equity securities were as follows:

	September 30, 2017			December 31, 2016
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$9	$—	$9
Other U.S. and non-U.S. government bonds	48	—	48	60	—	60

Corporate bonds
Corporate bonds	529	3	532	489	3	492
Asset-backed securities	76	—	76	90	—	90

Mortgage-backed debt securities
U.S. governmental agency	245	(2)	243	225	(2)	223
Residential	8	—	8	10	—	10
Commercial	17	—	17	36	—	36

Equity securities
Large capitalization value	313	36	349	280	32	312
Real estate investment trust (REIT)	104	5	109	77	2	79
Smaller company growth	43	22	65	41	15	56
Total	$1,393	$64	$1,457	$1,317	$50	$1,367

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2017
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed debt securities
U.S. governmental agency	102	1	89	2	191	3
Equity securities
Large capitalization value	72	5	14	3	86	8
Small company growth	9	1	2	—	11	1
Total	$183	$7	$105	$5	$288	$12

	December 31, 2016
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$131	$1	$13	$—	$144	$1
Mortgage-backed debt securities
U.S. governmental agency	167	2	11	—	178	2
Equity securities
Large capitalization value	68	6	11	2	79	8
Smaller company growth	10	1	3	1	13	2
Total	$376	$10	$38	$3	$414	$13

1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Mortgage-Backed Debt Securities. The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2017.

Equity Securities.  The unrealized losses on our investments in equity securities relate to inherent risks of individual holdings and/or their respective sectors. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2017.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2017, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2017
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$169	$170
Due after one year through five years	415	417
Due after five years through ten years	55	55
Due after ten years	24	24
U.S. governmental agency mortgage-backed securities	245	243
Residential mortgage-backed securities	8	8
Commercial mortgage-backed securities	17	17
Total debt securities – available-for-sale	$933	$934

Sales of Securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2017	2016	2017	2016
Proceeds from the sale of available-for-sale securities	$244	$109	$431	$304
Gross gains from the sale of available-for-sale securities	$38	$10	$40	$43
Gross losses from the sale of available-for-sale securities	$1	$1	$3	$3

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

In the first quarter of 2017, we announced the closure of our Gosselies, Belgium, facility. This announcement impacted certain employees that participate in a defined benefit pension plan and resulted in a curtailment and the recognition of termination benefits. In March 2017, we recognized a net loss of $20 million for the curtailment and termination benefits. In addition, during the first quarter of 2017, we announced the decision to phase out production at our Aurora, Illinois, facility which resulted in termination benefits of $9 million for certain hourly employees that participate in our U.S. hourly defined benefit pension plan.
See Note 18 for more information on the Gosselies closure.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30		September 30		September 30
	2017	2016	2017	2016	2017	2016
For the three months ended:
Components of net periodic benefit cost:
Service cost	$29	$30	$23	$22	$19	$20
Interest cost	131	129	23	30	33	33
Expected return on plan assets	(184)	(190)	(55)	(59)	(10)	(11)
Amortization of prior service cost (credit) [1]	—	—	—	—	(6)	(15)
Net periodic benefit cost (benefit)	(24)	(31)	(9)	(7)	36	27
Curtailments and termination benefits [2]	—	—	—	1	—	—
Total cost (benefit) included in operating profit	$(24)	$(31)	$(9)	$(6)	$36	$27

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$87	$89	$70	$68	$58	$61
Interest cost	393	388	73	90	98	98
Expected return on plan assets	(551)	(568)	(168)	(176)	(28)	(33)
Amortization of prior service cost (credit) [1]	—	—	(1)	—	(17)	(45)
Net periodic benefit cost (benefit)	(71)	(91)	(26)	(18)	111	81
Curtailments and termination benefits [2]	9	—	20	1	—	(2)
Total cost (benefit) included in operating profit	$(62)	$(91)	$(6)	$(17)	$111	$79

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	4.2%	4.5%	2.3%	2.9%	3.9%	4.4%
Discount rate used to measure interest cost	3.3%	3.4%	2.3%	2.8%	3.3%	3.3%
Expected rate of return on plan assets	6.7%	6.9%	5.9%	6.1%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	3.5%	4.0%	4.0%

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

We made $324 million and $522 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2017. We currently anticipate full-year 2017 contributions of approximately $610 million. We made $71 million and $270 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2016.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2017	2016	2017	2016
U.S. Plans	$97	$83	$267	$235
Non-U.S. Plans	19	16	54	51
	$116	$99	$321	$286

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

Supplier consortium performance guarantee
We have provided guarantees to a customer in Brazil and a customer in Europe related to the performance of contractual obligations by supplier consortiums to which our Caterpillar subsidiaries are members. The guarantees cover potential damages incurred by the customers resulting from the supplier consortiums' non-performance. The damages are capped except for failure of the consortiums to meet certain obligations outlined in the contract in the normal course of business. The guarantees will expire when the supplier consortiums perform all their contractual obligations, which is expected to be completed in 2022 for the customer in Europe and 2025 for the customer in Brazil.

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

We have dealer performance guarantees and third party performance guarantees that do not limit potential payment to end users related to indemnities and other commercial contractual obligations. In addition, we have entered into contracts involving industry standard indemnifications that do not limit potential payment. For these unlimited guarantees, we are unable to estimate a maximum potential amount of future payments that could result from claims made.

No significant loss has been experienced or is anticipated under any of these guarantees.  At both September 30, 2017 and December 31, 2016, the related liability was $8 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
Caterpillar dealer performance guarantees	$1,425	$1,384
Customer loan guarantees	51	51
Supplier consortium performance guarantee	564	278
Third party logistics business lease guarantees	73	87
Other guarantees	100	56
Total guarantees	$2,213	$1,856

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2017 and December 31, 2016, the SPC’s assets of $1,096 million and $1,088 million, respectively, were primarily comprised of loans to dealers and the SPC’s liabilities of $1,095 million and $1,087 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2017
Warranty liability, January 1	$1,258
Reduction in liability (payments)	(637)
Increase in liability (new warranties)	749
Warranty liability, September 30	$1,370

(Millions of dollars)	2016
Warranty liability, January 1	$1,354
Reduction in liability (payments)	(909)
Increase in liability (new warranties)	813
Warranty liability, December 31	$1,258

11.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2017	2016	2017	2016
Profit for the period (A) [1]	$1,059	$283	$2,053	$1,104
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	592.9	584.7	590.3	583.8
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	7.2	4.9	6.2	4.9
Average common shares outstanding for fully diluted computation (C) [2]	600.1	589.6	596.5	588.7
Profit per share of common stock:
Assuming no dilution (A/B)	$1.79	$0.48	$3.48	$1.89
Assuming full dilution (A/C) [2]	$1.77	$0.48	$3.44	$1.88
Shares outstanding as of September 30 (in millions)			594.9	585.1

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended September 30, 2017, no outstanding SARs and stock options were excluded from the computation of diluted earnings per share because all outstanding SARs and stock options had a dilutive effect. For the nine months ended September 30, 2017, outstanding SARs and stock options to purchase 5,136,715 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2016, there were outstanding SARs and stock options to purchase 21,874,118 and 26,088,324 common shares, respectively, which were anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. As of September 30, 2017, approximately $4.5 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(1,499)	$14	$(39)	$53	$(1,471)
Other comprehensive income (loss) before reclassifications	237	—	(4)	11	244
Amounts reclassified from accumulated other comprehensive (income) loss	11	(4)	11	(24)	(6)
Other comprehensive income (loss)	248	(4)	7	(13)	238
Balance at September 30, 2017	$(1,251)	$10	$(32)	$40	$(1,233)

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(1,648)	$29	$(49)	$35	$(1,633)
Other comprehensive income (loss) before reclassifications	124	2	(28)	5	103
Amounts reclassified from accumulated other comprehensive (income) loss	13	(10)	6	(6)	3
Other comprehensive income (loss)	137	(8)	(22)	(1)	106
Balance at September 30, 2016	$(1,511)	$21	$(71)	$34	$(1,527)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	706	8	6	29	749
Amounts reclassified from accumulated other comprehensive (income) loss	13	(12)	77	(21)	57
Other comprehensive income (loss)	719	(4)	83	8	806
Balance at September 30, 2017	$(1,251)	$10	$(32)	$40	$(1,233)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	429	119	(37)	21	532
Amounts reclassified from accumulated other comprehensive (income) loss	13	(29)	16	(24)	(24)
Other comprehensive income (loss)	442	90	(21)	(3)	508
Balance at September 30, 2016	$(1,511)	$21	$(71)	$34	$(1,527)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2017	2016

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(11)	$(13)
Tax (provision) benefit		—	—
Reclassifications net of tax		$(11)	$(13)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$6	$15
Tax (provision) benefit		(2)	(5)
Reclassifications net of tax		$4	$10

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(16)	$(6)
Interest rate contracts	Interest expense excluding Financial Products	(2)	(2)
Interest rate contracts	Interest expense of Financial Products	2	—
Reclassifications before tax		(16)	(8)
Tax (provision) benefit		5	2
Reclassifications net of tax		$(11)	$(6)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$36	$9
Tax (provision) benefit		(12)	(3)
Reclassifications net of tax		$24	$6

Total reclassifications from Accumulated other comprehensive income (loss)		$6	$(3)

[1]Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

		Nine Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2017	2016

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(13)	$(13)
Tax (provision) benefit		—	—
Reclassifications net of tax		$(13)	$(13)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 9 [1]	$18	$45
Tax (provision) benefit		(6)	(16)
Reclassifications net of tax		$12	$29

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(118)	$(16)
Interest rate contracts	Interest expense excluding Financial Products	(5)	(5)
Interest rate contracts	Interest expense of Financial Products	5	(3)
Reclassifications before tax		(118)	(24)
Tax (provision) benefit		41	8
Reclassifications net of tax		$(77)	$(16)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$32	$36
Tax (provision) benefit		(11)	(12)
Reclassifications net of tax		$21	$24

Total reclassifications from Accumulated other comprehensive income (loss)		$(57)	$24

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

14.                              Income taxes

The provision for income taxes for the first nine months of 2017 reflects an estimated annual tax rate of 32 percent, which excludes the discrete items discussed in the following paragraph, compared with 25 percent for the first nine months of 2016. The increase is primarily due to higher non-U.S. restructuring costs in 2017 that are taxed at relatively lower non-U.S. tax rates along with other changes in the geographic mix of profits from a tax perspective. Under the terms of a manufacturing service agreement, Caterpillar SARL (CSARL) will bear substantially all of the restructuring costs related to the closure of our Gosselies, Belgium, facility, reducing CSARL's profits taxable in Switzerland.

In addition, during the first nine months of 2017, a discrete tax benefit of $45 million was recorded for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. This benefit was partially offset by a $15 million increase to prior year taxes related to the Gosselies, Belgium, facility, restructuring costs.

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

Our Executive Office is comprised of a Chief Executive Officer (CEO), five Group Presidents, a General Counsel & Corporate Secretary and a Chief Human Resources Officer. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The General Counsel & Corporate Secretary leads the Law and Public Policy Division. The Chief Human Resources Officer leads the Human Services Division. The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who also has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads two smaller operating segments that are included in the All Other operating segments.  The Law and Public Policy Division and the Human Services Division are cost centers and do not meet the definition of an operating segment.

B.	Description of segments

We have six operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segments:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, compact track loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers, forestry and paving products and related parts. Inter-segment sales are a source of revenue for this segment.

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

•
Currency exposures for Machinery, Energy & Transportation are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment profit.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting is reported as a methodology difference.

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

•
Restructuring costs: Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities all of which are primarily included in Cost of goods sold. A table, Reconciliation of Restructuring costs on page 42, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended September 30
(Millions of dollars)
	2017
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$4,854	$32	$4,886	$99	$884	$4,739	$50
Resource Industries	1,870	86	1,956	129	226	6,596	41
Energy & Transportation	3,961	877	4,838	165	750	7,502	113
Machinery, Energy & Transportation	$10,685	$995	$11,680	$393	$1,860	$18,837	$204
Financial Products Segment	774	—	774	204	185	35,415	308
Total	$11,459	$995	$12,454	$597	$2,045	$54,252	$512

	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at December 31	Capital expenditures
Construction Industries	$3,554	$27	$3,581	$117	$326	$5,367	$46
Resource Industries	1,377	69	1,446	150	(77)	7,135	68
Energy & Transportation	3,534	629	4,163	170	572	7,791	97
Machinery, Energy & Transportation	$8,465	$725	$9,190	$437	$821	$20,293	$211
Financial Products Segment	749	—	749	215	183	35,224	357
Total	$9,214	$725	$9,939	$652	$1,004	$55,517	$568

Reportable Segments
Nine Months Ended September 30
(Millions of dollars)
	2017
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$13,875	$70	$13,945	$301	$2,420	$4,739	$107
Resource Industries	5,299	254	5,553	386	481	6,596	93
Energy & Transportation	11,258	2,484	13,742	485	2,002	7,502	320
Machinery, Energy & Transportation	$30,432	$2,808	$33,240	$1,172	$4,903	$18,837	$520
Financial Products Segment	2,310	—	2,310	616	559	35,415	1,018
Total	$32,742	$2,808	$35,550	$1,788	$5,462	$54,252	$1,538

	2016
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at December 31	Capital expenditures
Construction Industries	$12,023	$47	$12,070	$346	$1,316	$5,367	$114
Resource Industries	4,283	197	4,480	458	(336)	7,135	162
Energy & Transportation	10,562	1,919	12,481	505	1,584	7,791	340
Machinery, Energy & Transportation	$26,868	$2,163	$29,031	$1,309	$2,564	$20,293	$616
Financial Products Segment	2,251	—	2,251	633	553	35,224	1,266
Total	$29,119	$2,163	$31,282	$1,942	$3,117	$55,517	$1,882

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2017
Total external sales and revenues from reportable segments	$10,685	$774	$—		$11,459
All Other operating segments	56	—	—		56
Other	(28)	19	(93)	[1]	(102)
Total sales and revenues	$10,713	$793	$(93)		$11,413

Three Months Ended September 30, 2016
Total external sales and revenues from reportable segments	$8,465	$749	$—		$9,214
All Other operating segments	28	—	—		28
Other	(30)	19	(71)	[1]	(82)
Total sales and revenues	$8,463	$768	$(71)		$9,160
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2017
Total external sales and revenues from reportable segments	$30,432	$2,310	$—		$32,742
All Other operating segments	126	—	—		126
Other	(76)	53	(279)	[1]	(302)
Total sales and revenues	$30,482	$2,363	$(279)		$32,566

Nine Months Ended September 30, 2016
Total external sales and revenues from reportable segments	$26,868	$2,251	$—		$29,119
All Other operating segments	107	—	—		107
Other	(87)	54	(230)	[1]	(263)
Total sales and revenues	$26,888	$2,305	$(230)		$28,963
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2017
Total profit from reportable segments	$1,860	$185	$2,045
All Other operating segments	6	—	6
Cost centers	17	—	17
Corporate costs	(158)	—	(158)
Timing	(21)	—	(21)
Restructuring costs	(89)	(1)	(90)
Methodology differences:
Inventory/cost of sales	(4)	—	(4)
Postretirement benefit expense	32	—	32
Stock-based compensation expense	(46)	(2)	(48)
Financing costs	(116)	—	(116)
Currency	(37)	—	(37)
Other income/expense methodology differences	(71)	—	(71)
Other methodology differences	(31)	(1)	(32)
Total consolidated profit before taxes	$1,342	$181	$1,523

Three Months Ended September 30, 2016
Total profit from reportable segments	$821	$183	$1,004
All Other operating segments	(22)	—	(22)
Cost centers	29	—	29
Corporate costs	(121)	—	(121)
Timing	12	—	12
Restructuring costs	(323)	(1)	(324)
Methodology differences:			—
Inventory/cost of sales	19	—	19
Postretirement benefit expense	37	—	37
Stock-based compensation expense	(40)	(1)	(41)
Financing costs	(129)	—	(129)
Currency	(10)	—	(10)
Other income/expense methodology differences	(60)	—	(60)
Other methodology differences	(11)	—	(11)
Total consolidated profit before taxes	$202	$181	$383

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2017
Total profit from reportable segments	$4,903	$559	$5,462
All Other operating segments	(27)	—	(27)
Cost centers	13	—	13
Corporate costs	(447)	—	(447)
Timing	(128)	—	(128)
Restructuring costs	(1,009)	(2)	(1,011)
Methodology differences:
Inventory/cost of sales	(80)	—	(80)
Postretirement benefit expense	111	—	111
Stock-based compensation expense	(158)	(7)	(165)
Financing costs	(369)	—	(369)
Currency	(195)	—	(195)
Other income/expense methodology differences	(105)	—	(105)
Other methodology differences	(91)	3	(88)
Total consolidated profit before taxes	$2,418	$553	$2,971

Nine Months Ended September 30, 2016
Total profit from reportable segments	$2,564	$553	$3,117
All Other operating segments	(43)	—	(43)
Cost centers	68	—	68
Corporate costs	(429)	—	(429)
Timing	53	—	53
Restructuring costs	(619)	(5)	(624)
Methodology differences:
Inventory/cost of sales	—	—	—
Postretirement benefit expense	148	—	148
Stock-based compensation expense	(180)	(7)	(187)
Financing costs	(396)	—	(396)
Currency	(22)	—	(22)
Other income/expense methodology differences	(170)	—	(170)
Other methodology differences	(34)	6	(28)
Total consolidated profit before taxes	$940	$547	$1,487

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Three Months Ended September 30, 2017
Construction Industries	$884	$(15)	$869
Resource Industries	226	(59)	167
Energy & Transportation	750	(28)	722
Financial Products Segment	185	—	185
All Other operating segments	6	(13)	(7)
Total	$2,051	$(115)	$1,936

Three Months Ended September 30, 2016
Construction Industries	$326	$(9)	$317
Resource Industries	(77)	(254)	(331)
Energy & Transportation	572	(39)	533
Financial Products Segment	183	(1)	182
All Other operating segments	(22)	(15)	(37)
Total	$982	$(318)	$664

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Nine Months Ended September 30, 2017
Construction Industries	$2,420	$(709)	$1,711
Resource Industries	481	(229)	252
Energy & Transportation	2,002	(86)	1,916
Financial Products Segment	559	(2)	557
All Other operating segments	(27)	(32)	(59)
Total	$5,435	$(1,058)	$4,377

Nine Months Ended September 30, 2016
Construction Industries	$1,316	$(34)	$1,282
Resource Industries	(336)	(348)	(684)
Energy & Transportation	1,584	(194)	1,390
Financial Products Segment	553	(5)	548
All Other operating segments	(43)	(29)	(72)
Total	$3,074	$(610)	$2,464

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2017
Total assets from reportable segments	$18,837	$35,415	$—	$54,252
All Other operating segments	1,345	—	—	1,345
Items not included in segment assets:
Cash and short-term investments	8,736	—	—	8,736
Intercompany receivables	1,567	—	(1,567)	—
Investment in Financial Products	4,435	—	(4,435)	—
Deferred income taxes	3,595	—	(855)	2,740
Goodwill and intangible assets	4,203	—	—	4,203
Property, plant and equipment – net and other assets	1,979	—	—	1,979
Operating lease methodology difference	(189)	—	—	(189)
Inventory methodology differences	(2,207)	—	—	(2,207)
Intercompany loan included in Financial Products' assets	—	—	(1,000)	(1,000)
Liabilities included in segment assets	9,153	—	—	9,153
Other	(378)	(29)	(45)	(452)
Total assets	$51,076	$35,386	$(7,902)	$78,560

December 31, 2016
Total assets from reportable segments	$20,293	$35,224	$—	$55,517
All Other operating segments	1,381	—	—	1,381
Items not included in segment assets:
Cash and short-term investments	5,257	—	—	5,257
Intercompany receivables	1,713	—	(1,713)	—
Investment in Financial Products	3,638	—	(3,638)	—
Deferred income taxes	3,648	—	(947)	2,701
Goodwill and intangible assets	3,883	—	—	3,883
Property, plant and equipment – net and other assets	1,645	—	—	1,645
Operating lease methodology difference	(186)	—	—	(186)
Inventory methodology differences	(2,373)	—	—	(2,373)
Liabilities included in segment assets	7,400	—	—	7,400
Other	(436)	(29)	(56)	(521)
Total assets	$45,863	$35,195	$(6,354)	$74,704

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2017
Total depreciation and amortization from reportable segments	$393	$204	$597
Items not included in segment depreciation and amortization:
All Other operating segments	52	—	52
Cost centers	36	—	36
Other	28	10	38
Total depreciation and amortization	$509	$214	$723

Three Months Ended September 30, 2016
Total depreciation and amortization from reportable segments	$437	$215	$652
Items not included in segment depreciation and amortization:
All Other operating segments	53	—	53
Cost centers	39	—	39
Other	6	11	17
Total depreciation and amortization	$535	$226	$761

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2017
Total depreciation and amortization from reportable segments	$1,172	$616	$1,788
Items not included in segment depreciation and amortization:
All Other operating segments	162	—	162
Cost centers	106	—	106
Other	67	30	97
Total depreciation and amortization	$1,507	$646	$2,153

Nine Months Ended September 30, 2016
Total depreciation and amortization from reportable segments	$1,309	$633	$1,942
Items not included in segment depreciation and amortization:
All Other operating segments	158	—	158
Cost centers	117	—	117
Other	7	31	38
Total depreciation and amortization	$1,591	$664	$2,255

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2017
Total capital expenditures from reportable segments	$204	$308	$—	$512
Items not included in segment capital expenditures:
All Other operating segments	26	—	—	26
Cost centers	17	—	—	17
Timing	(21)	—	—	(21)
Other	(31)	19	(9)	(21)
Total capital expenditures	$195	$327	$(9)	$513

Three Months Ended September 30, 2016
Total capital expenditures from reportable segments	$211	$357	$—	$568
Items not included in segment capital expenditures:
All Other operating segments	35	—	—	35
Cost centers	20	—	—	20
Timing	4	—	—	4
Other	(30)	22	(24)	(32)
Total capital expenditures	$240	$379	$(24)	$595

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2017
Total capital expenditures from reportable segments	$520	$1,018	$—	$1,538
Items not included in segment capital expenditures:
All Other operating segments	71	—	—	71
Cost centers	40	—	—	40
Timing	58	—	—	58
Other	(115)	62	(17)	(70)
Total capital expenditures	$574	$1,080	$(17)	$1,637

Nine Months Ended September 30, 2016
Total capital expenditures from reportable segments	$616	$1,266	$—	$1,882
Items not included in segment capital expenditures:
All Other operating segments	102	—	—	102
Cost centers	48	—	—	48
Timing	221	—	—	221
Other	(129)	117	(41)	(53)
Total capital expenditures	$858	$1,383	$(41)	$2,200

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2017
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$331	$10	$341
Receivables written off	(119)	—	(119)
Recoveries on receivables previously written off	31	—	31
Provision for credit losses	80	—	80
Other	8	—	8
Balance at end of period	$331	$10	$341

Individually evaluated for impairment	$100	$—	$100
Collectively evaluated for impairment	231	10	241
Ending Balance	$331	$10	$341

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$869	$—	$869
Collectively evaluated for impairment	18,086	3,533	21,619
Ending Balance	$18,955	$3,533	$22,488

(Millions of dollars)	December 31, 2016
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$327	$9	$336
Receivables written off	(158)	—	(158)
Recoveries on receivables previously written off	35	—	35
Provision for credit losses	132	1	133
Other	(5)	—	(5)
Balance at end of year	$331	$10	$341

Individually evaluated for impairment	$85	$—	$85
Collectively evaluated for impairment	246	10	256
Ending Balance	$331	$10	$341

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$786	$—	$786
Collectively evaluated for impairment	18,236	3,375	21,611
Ending Balance	$19,022	$3,375	$22,397

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

	September 30, 2017
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$64	$17	$49	$130	$7,820	$7,950	$8
Europe	27	9	56	92	2,642	2,734	4
Asia Pacific	26	13	17	56	1,793	1,849	9
Mining	8	4	52	64	1,682	1,746	1
Latin America	53	28	180	261	1,657	1,918	—
Caterpillar Power Finance	11	34	124	169	2,589	2,758	11
Dealer
North America	—	—	—	—	2,129	2,129	—
Europe	—	—	—	—	132	132	—
Asia Pacific	—	—	—	—	555	555	—
Mining	—	—	—	—	3	3	—
Latin America	5	—	3	8	704	712	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$194	$105	$481	$780	$21,708	$22,488	$33

	December 31, 2016
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$50	$16	$59	$125	$7,938	$8,063	$5
Europe	16	12	39	67	2,388	2,455	6
Asia Pacific	17	7	15	39	1,435	1,474	4
Mining	3	2	63	68	1,756	1,824	2
Latin America	40	33	214	287	1,808	2,095	—
Caterpillar Power Finance	11	9	73	93	3,018	3,111	1
Dealer
North America	—	—	—	—	1,916	1,916	—
Europe	—	—	—	—	161	161	—
Asia Pacific	—	—	—	—	541	541	—
Mining	—	—	—	—	3	3	—
Latin America	—	—	—	—	752	752	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$137	$79	$463	$679	$21,718	$22,397	$18

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of September 30, 2017 or December 31, 2016, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	September 30, 2017			December 31, 2016
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$16	$21	$—	$10	$10	$—
Europe	47	47	—	49	48	—
Asia Pacific	32	31	—	3	2	—
Mining	127	125	—	129	129	—
Latin America	60	60	—	68	68	—
Caterpillar Power Finance	187	200	—	271	271	—
Total	$469	$484	$—	$530	$528	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$36	$35	$13	$61	$60	$22
Europe	8	8	5	7	7	3
Asia Pacific	25	25	3	50	50	8
Mining	—	—	—	—	—	—
Latin America	92	104	35	93	104	34
Caterpillar Power Finance	239	241	44	45	44	18
Total	$400	$413	$100	$256	$265	$85

Total Impaired Finance Receivables
North America	$52	$56	$13	$71	$70	$22
Europe	55	55	5	56	55	3
Asia Pacific	57	56	3	53	52	8
Mining	127	125	—	129	129	—
Latin America	152	164	35	161	172	34
Caterpillar Power Finance	426	441	44	316	315	18
Total	$869	$897	$100	$786	$793	$85

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$14	$1	$24	$—
Europe	47	—	49	1
Asia Pacific	30	1	1	—
Mining	128	1	90	2
Latin America	68	1	58	—
Caterpillar Power Finance	171	1	282	3
Total	$458	$5	$504	$6

Impaired Finance Receivables With An Allowance Recorded
North America	$44	$—	$42	$—
Europe	6	—	10	—
Asia Pacific	28	1	35	—
Mining	—	—	19	—
Latin America	102	1	67	1
Caterpillar Power Finance	251	3	43	—
Total	$431	$5	$216	$1

Total Impaired Finance Receivables
North America	$58	$1	$66	$—
Europe	53	—	59	1
Asia Pacific	58	2	36	—
Mining	128	1	109	2
Latin America	170	2	125	1
Caterpillar Power Finance	422	4	325	3
Total	$889	$10	$720	$7

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$12	$1	$19	$1
Europe	48	1	45	1
Asia Pacific	22	2	2	—
Mining	128	5	84	3
Latin America	69	2	39	—
Caterpillar Power Finance	233	7	269	8
Total	$512	$18	$458	$13

Impaired Finance Receivables With An Allowance Recorded
North America	$52	$1	$28	$—
Europe	6	—	11	—
Asia Pacific	35	2	34	2
Mining	—	—	15	—
Latin America	101	3	59	2
Caterpillar Power Finance	141	4	50	1
Total	$335	$10	$197	$5

Total Impaired Finance Receivables
North America	$64	$2	$47	$1
Europe	54	1	56	1
Asia Pacific	57	4	36	2
Mining	128	5	99	3
Latin America	170	5	98	2
Caterpillar Power Finance	374	11	319	9
Total	$847	$28	$655	$18

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

As of September 30, 2017, there were finance receivables on non-accrual status for the Dealer portfolio segment of $3 million, all of which were in the Latin America finance receivable class. As of December 31, 2016, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2017	December 31, 2016
North America	$48	$66
Europe	56	35
Asia Pacific	11	12
Mining	55	69
Latin America	242	307
Caterpillar Power Finance	277	90
Total	$689	$579

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

As of September 30, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR. As of December 31, 2016, there was $11 million of additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2017 or 2016 for the Dealer portfolio segment. Our recorded investment in finance receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	11	$4	$5	2	$—	$—
Europe	1	—	—	—	—	—
Asia Pacific	—	—	—	4	1	1
Mining	—	—	—	1	33	30
Latin America[1]	3	21	22	341	105	74
Caterpillar Power Finance	5	51	44	4	13	13
Total	20	$76	$71	352	$152	$118

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	37	$13	$13	15	$16	$16
Europe	2	—	—	3	11	8
Asia Pacific	6	39	30	8	4	4
Mining	2	57	56	2	43	35
Latin America	17	26	27	431	117	87
Caterpillar Power Finance[2]	59	319	305	34	196	177
Total	123	$454	$431	493	$387	$327

[1]	For the three months ended September 30, 2016, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million are related to four customers.

[2]	For the nine months ended September 30, 2017, 44 contracts with a pre-TDR recorded investment of $200 million and a post-TDR recorded investment of $200 million are related to four customers.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2017 and December 31, 2016 are summarized below:

	September 30, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	48	—	48
Corporate bonds
Corporate bonds	—	532	—	532
Asset-backed securities	—	76	—	76
Mortgage-backed debt securities
U.S. governmental agency	—	243	—	243
Residential	—	8	—	8
Commercial	—	17	—	17
Equity securities
Large capitalization value	349	—	—	349
Smaller company growth	65	—	—	65
Total available-for-sale securities	424	924	—	1,348
REIT	—	—	109	109
Derivative financial instruments, net	—	28	—	28
Total Assets	$424	$952	$109	$1,485

	December 31, 2016
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$9	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	60	—	60
Corporate bonds
Corporate bonds	—	492	—	492
Asset-backed securities	—	90	—	90
Mortgage-backed debt securities
U.S. governmental agency	—	223	—	223
Residential	—	10	—	10
Commercial	—	36	—	36
Equity securities
Large capitalization value	312	—	—	312
Smaller company growth	56	—	—	56
Total available-for-sale securities	377	911	—	1,288
REIT	—	—	79	79
Total Assets	$377	$911	$79	$1,367
Liabilities
Derivative financial instruments, net	$—	$72	$—	$72
Total Liabilities	$—	$72	$—	$72

The fair value of our REIT investment is measured based on NAV, which is considered a Level 3 input. A roll-forward for the nine months ended September 30, 2017 of our REIT investment is as follows:

(Millions of dollars)	REIT
Balance at December 31, 2016	$79
Purchases of securities	27
Sale of securities	—
Gains (losses) included in Accumulated other comprehensive income (loss)	3
Balance at September 30, 2017	$109

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, or the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $251 million and $137 million as of September 30, 2017 and December 31, 2016, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	September 30, 2017		December 31, 2016
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$9,591	$9,591	$7,168	$7,168	1
Restricted cash and short-term investments	$202	$202	$31	$31	1
Investments in debt and equity securities	$1,457	$1,457	$1,367	$1,367	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$15,583	$15,604	$16,172	$16,056	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	$1,393	$1,362	$1,500	$1,464	3	Note 16
Foreign currency contracts – net	$14	$14	$—	$—	2	Note 4
Interest rate contracts – net	$2	$2	$3	$3	2	Note 4
Commodity contracts – net	$12	$12	$10	$10	2	Note 4

Liabilities
Short-term borrowings	$5,470	$5,470	$7,303	$7,303	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$8,825	$10,708	$8,943	$10,348	2
Financial Products	$21,629	$21,854	$20,537	$20,724	2
Foreign currency contracts – net	$—	$—	$85	$85	2	Note 4
Guarantees	$8	$8	$8	$8	3	Note 10

[1]	Total excluded items have a net carrying value at September 30, 2017 and December 31, 2016 of $6,800 million and $6,111 million, respectively.

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

Restructuring costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2017	2016
Employee separations [1]	$8	$99
Contract terminations [1]	6	9
Long-lived asset impairments [1]	31	158
Other [2]	45	58
Total restructuring costs	$90	$324

	Nine Months Ended September 30
	2017	2016
Employee separations [1]	$514	$175
Contract terminations [1]	32	55
Long-lived asset impairments [1]	306	254
Defined benefit plan curtailments and termination benefits [1]	29	—
Other [2]	130	140
Total restructuring costs	$1,011	$624

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (all of which are primarily included in Cost of goods sold).

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which will lead to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site are expected to be gradually phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $700 million. For the first nine months of 2017, we recognized $649 million of restructuring costs which included $443 million of employee separation costs, $201 million for long-lived asset impairments and $67 million of other costs partially offset by a $62 million LIFO inventory decrement benefit. The majority of the remaining costs are expected to be recognized in 2017. The remaining restructuring costs for the first nine months of 2017 were primarily related to restructuring actions in Resource Industries.

The restructuring costs for the first nine months of 2016 were primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs resulted from our decision to discontinue production of on-highway vocational trucks, as discussed below, and other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2016 and 2017 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	297
Reduction in liability (payments)	(633)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	514
Reduction in liability (payments)	(339)
Liability balance at September 30, 2017	$322

Most of the liability balance at September 30, 2017 is expected to be paid in 2017 and 2018 and primarily includes employee separation payments related to closure of the Gosselies facility.
Restructuring costs for the year ended December 31, 2016 were $1,019 million. Throughout 2016, we initiated the following restructuring plans:

•
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We recognized $104 million of restructuring costs, primarily related to long-lived asset impairments and sales discounts, which is substantially all the costs expected under this program.

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

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies facility closure as discussed above. In the first nine months of 2017, we incurred $772 million of restructuring costs related to the Plan, and we incurred $281 million and $569 million in 2016 and 2015, respectively, for a total of $1,622 million through September 30, 2017. We expect to recognize approximately $70 million of additional restructuring costs related to the Plan in 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Third-quarter 2017 sales and revenues were $11.413 billion, a 25 percent increase from third-quarter 2016 sales and revenues of $9.160 billion. The increase was primarily due to higher sales volume, with about half of the increase due to improved end-user demand and about half of the increase due to favorable changes in dealer inventories. The improvement in end-user demand was across all regions and most end markets. The favorable change in dealer inventories was primarily due to a decrease in dealer inventories during the third quarter of 2016. By segment, the most significant increase in sales volume was in Construction Industries, mostly due to the favorable impact of changes in dealer inventories and higher end-user demand for construction equipment. Sales volume for Resource Industries increased due to the favorable impact of changes in dealer inventories and higher end-user demand for aftermarket parts. Energy & Transportation's sales volume increased due to higher demand across all applications. Profit per share for the third quarter of 2017 was $1.77, an increase from $0.48 profit per share in the third quarter of 2016. Profit was $1.059 billion in the third quarter of 2017, an increase from $283 million in the third quarter of 2016. Profit increased primarily due to higher sales volume. Improved price realization, lower restructuring costs and variable manufacturing costs were partially offset by higher period costs.
Sales and revenues for the nine months ended September 30, 2017, were $32.566 billion, up $3.603 billion, or 12 percent, from $28.963 billion for the nine months ended September 30, 2016. Profit per share for the nine months ended September 30, 2017, was $3.44, an increase of 83 percent from profit per share of $1.88 for the same period last year. Profit was $2.053 billion for the nine months ended September 30, 2017, an increase of 86 percent from $1.104 billion for the nine months ended September 30, 2016.
Highlights for the third quarter of 2017 include:

•
Third-quarter sales and revenues were $11.413 billion, compared with $9.160 billion in the third quarter of 2016. Sales increased in Construction Industries, Resource Industries and Energy & Transportation. Financial Products’ revenues were about flat.

•
Profit per share was $1.77 in the third quarter of 2017, compared with $0.48 in the third quarter of 2016. Excluding restructuring costs of $0.18 per share, third-quarter 2017 adjusted profit per share was $1.95, compared to third-quarter 2016 adjusted profit per share of $0.85.

•	Machinery, Energy & Transportation (ME&T) debt-to-capital ratio was 36.1 percent at September 30, 2017, compared to 41.0 percent at the end of 2016.

•
As a result of increasing sales volume during 2017, we are increasing production levels and working with our supply chain to reduce lead times in response to improved end-user demand in a number of end markets.

Highlights for the nine months ended September 30, 2017, include:

•
Sales and revenues for the nine months ended September 30, 2017, were $32.566 billion, compared with $28.963 billion for the nine months ended September 30, 2016. Sales increased in Construction Industries, Resource Industries and Energy & Transportation. Financial Products’ revenues were about flat.

•
Restructuring costs were $1.011 billion for the nine months ended September 30, 2017, with an after-tax impact of $1.37 per share, compared with restructuring costs of $624 million for the nine months ended September 30, 2016, with an after-tax impact of $0.70 per share.

•
Profit per share was $3.44 for the nine months ended September 30, 2017, compared with $1.88 in the nine months ended September 30, 2016. Excluding restructuring costs of $1.37 per share and a gain on the sale of an equity investment of $0.09 per share, adjusted profit per share for the nine months ended September 30, 2017 was $4.72, compared to $2.58 per share in the nine months ended September 30, 2016.

•	ME&T operating cash flow was $4.164 billion for the nine months ended September 30, 2017, compared to $1.795 billion for the nine months ended September 30, 2016.
Restructuring Costs
In the third quarter of 2017, we continued our focus on structural cost reduction to help improve our long-term cost structure. Restructuring costs of $90 million were primarily related to restructuring programs in Resource Industries and Energy & Transportation. During the first nine months of 2017, we incurred $1.011 billion of restructuring costs, primarily related to the closure of the facility in Gosselies, Belgium. For the full year of 2017, we anticipate restructuring costs of about $1.3 billion.

Notes:

•	Glossary of terms is included on pages 73-75; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 83.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2016

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2016 (at left) and the third quarter of 2017 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.

Sales and Revenues
Total sales and revenues were $11.413 billion in the third quarter of 2017, an increase of $2.253 billion, or 25 percent, compared with $9.160 billion in the third quarter of 2016. The increase was primarily due to higher sales volume, with about half of the increase due to improved end-user demand and about half of the increase due to favorable changes in dealer inventories. The improvement in end-user demand was across all regions and most end markets. The favorable change in dealer inventories was primarily due to a decrease in dealer inventories during the third quarter of 2016. By segment, the largest sales volume increase was in Construction Industries mostly due to the favorable impact of changes in dealer inventories and higher end-user demand for construction equipment. Sales volume for Resource Industries increased due to the favorable impact of changes in dealer inventories and higher end-user demand for aftermarket parts. Energy & Transportation’s sales volume increased due to higher demand across all applications. Favorable price realization, primarily in Construction Industries, also contributed to the sales improvement. Financial Products’ revenues were about flat.
Sales increased across all regions with the largest increase in North America. Sales improved 27 percent in North America primarily due to higher end-user demand for both equipment and aftermarket parts, as well as favorable changes in dealer inventories. Dealer inventories decreased during the third quarter of 2016 and were about flat in the third quarter of 2017. Asia/Pacific sales increased 31 percent primarily due to higher end-user demand for construction equipment. About half of the sales improvement in Asia/Pacific was in China resulting from increased building construction and infrastructure investment. EAME sales increased 22 percent primarily due to the favorable impact of changes in dealer inventories as dealers decreased inventories in the third quarter of 2016 and increased dealer inventories in the third quarter of 2017. Sales increased 24 percent in Latin America due to stabilizing economic conditions in several countries in the region that resulted in improved end-user demand from low levels.
Dealer machine and engine inventories increased about $200 million in the three months ended September 30, 2017, compared to a decrease of $700 million during the three months ended September 30, 2016. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe the level of dealer inventories at the end of 2017 will depend on dealer expectations for business in 2018.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2016 (at left) and the third quarter of 2017 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the third quarter of 2017 was $1.577 billion, compared with $481 million in the third quarter of 2016. The increase of $1.096 billion was primarily due to higher sales volume. Favorable price realization, lower restructuring costs and variable manufacturing costs were partially offset by higher period costs. Price realization was favorable, primarily in Construction Industries.
Variable manufacturing costs were lower primarily due to the favorable impact from cost absorption as inventory increased in the third quarter of 2017 due to higher production volumes and was about flat in the third quarter of 2016. Material costs were slightly unfavorable due to increases in steel prices. Period costs were higher primarily due to higher short-term incentive compensation expense. Despite a significant increase in sales volume, period costs excluding short-term incentive compensation expense were about flat.
Restructuring costs were $90 million in the third quarter of 2017 were primarily related to restructuring programs in Resources Industries and Energy & Transportation, compared with $324 million in the third quarter of 2016.
Short-term incentive compensation expense for the three months ended September 30, 2017, was about $400 million and no short-term incentive compensation expense was recognized during the third quarter of 2016.
Other Profit/Loss Items

▪
Other income/expense in the third quarter of 2017 was income of $64 million, compared with income of $28 million in the third quarter of 2016. The favorable change was primarily a result of gains on the sale of securities.

▪
The provision for income taxes in the third quarter reflects an estimated annual tax rate of 32 percent, which excludes the discrete item discussed in the following paragraph, compared with 25 percent for the third quarter of 2016. The increase is primarily due to higher non-U.S. restructuring costs in 2017 that are taxed at relatively lower non-U.S. tax rates, along with other changes in the geographic mix of profits from a tax perspective. Under the terms of a manufacturing service agreement, Caterpillar SARL (CSARL) will bear substantially all of the restructuring costs related to the closure of our Gosselies, Belgium, facility, reducing CSARL's profits taxable in Switzerland.

In addition, a discrete tax benefit of $18 million was recorded for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Excluding restructuring costs, gain on the sale of Caterpillar’s equity investment in IronPlanet in the second quarter of 2017, and discrete items, the 2017 estimated annual tax rate is expected to be 29 percent.
Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2017
Construction Industries [1]	$4,854	37%	$2,165	31%	$390	36%	$1,008	28%	$1,291	57%
Resource Industries [2]	1,870	36%	581	28%	329	30%	488	61%	472	29%
Energy & Transportation [3]	3,961	12%	1,928	22%	300	7%	1,166	7%	567	(2)%
All Other Segments [4]	56	100%	30	400%	1	—%	13	160%	12	(29)%
Corporate Items and Eliminations	(28)	—	(25)		(1)		(2)		—
Machinery, Energy & Transportation Sales	10,713	27%	4,679	27%	1,019	24%	2,673	22%	2,342	31%

Financial Products Segment	774	3%	510	9%	64	(24)%	110	9%	90	(8)%
Corporate Items and Eliminations	(74)		(51)		(5)		(4)		(14)
Financial Products Revenues	700	—%	459	5%	59	(20)%	106	9%	76	(14)%

Consolidated Sales and Revenues	$11,413	25%	$5,138	25%	$1,078	20%	$2,779	22%	$2,418	29%

Third Quarter 2016
Construction Industries [1]	$3,554		$1,655		$287		$789		$823
Resource Industries [2]	1,377		454		254		303		366
Energy & Transportation [3]	3,534		1,583		280		1,094		577
All Other Segments [4]	28		6		—		5		17
Corporate Items and Eliminations	(30)		(26)		—		(3)		(1)
Machinery, Energy & Transportation Sales	8,463		3,672		821		2,188		1,782

Financial Products Segment	749		466		84		101		98
Corporate Items and Eliminations	(52)		(28)		(10)		(4)		(10)
Financial Products Revenues	697		438		74		97		88

Consolidated Sales and Revenues	$9,160		$4,110		$895		$2,285		$1,870

[1]	Does not include inter-segment sales of $32 million and $27 million in third quarter 2017 and 2016, respectively.

[2]	Does not include inter-segment sales of $86 million and $69 million in third quarter 2017 and 2016, respectively.

[3]	Does not include inter-segment sales of $877 million and $629 million in third quarter 2017 and 2016, respectively.

[4]	Does not include inter-segment sales of $89 million and $95 million in third quarter 2017 and 2016, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2016	Sales Volume	Price Realization	Currency	Other	Third Quarter 2017	$ Change	% Change

Construction Industries	$3,554	$1,002	$291	$7	$—	$4,854	$1,300	37%
Resource Industries	1,377	410	73	10	—	1,870	493	36%
Energy & Transportation	3,534	419	(21)	29	—	3,961	427	12%
All Other Segments	28	28	—	—	—	56	28	100%
Corporate Items and Eliminations	(30)	2	—	—	—	(28)	2
Machinery, Energy & Transportation Sales	8,463	1,861	343	46	—	10,713	2,250	27%

Financial Products Segment	749	—	—	—	25	774	25	3%
Corporate Items and Eliminations	(52)	—	—	—	(22)	(74)	(22)
Financial Products Revenues	697	—	—	—	3	700	3	—%

Consolidated Sales and Revenues	$9,160	$1,861	$343	$46	$3	$11,413	$2,253	25%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Third Quarter 2017	Third Quarter 2016	$ Change	% Change
Construction Industries	$884	$326	$558	171%
Resource Industries	226	(77)	303	n/a
Energy & Transportation	750	572	178	31%
All Other Segments	6	(22)	28	n/a
Corporate Items and Eliminations	(359)	(433)	74
Machinery, Energy & Transportation	1,507	366	1,141	312%

Financial Products Segment	185	183	2	1%
Corporate Items and Eliminations	(37)	(12)	(25)
Financial Products	148	171	(23)	(13)%
Consolidating Adjustments	(78)	(56)	(22)
Consolidated Operating Profit / (Loss)	$1,577	$481	$1,096	228%

Construction Industries
Construction Industries’ sales were $4.854 billion in the third quarter of 2017, compared with $3.554 billion in the third quarter of 2016. The increase was due to higher sales volume and favorable price realization.

▪
About half of the sales volume increase was due to the impact of favorable changes in dealer inventories as inventories decreased significantly in the third quarter of 2016 and increased in the third quarter of 2017. In addition, sales volume improved due to higher end-user demand for construction equipment.

▪	Although market conditions remain competitive, price realization was favorable due to a particularly weak pricing environment in the third quarter of 2016 and previously implemented price increases.
Sales increased across all regions with the largest increases in North America and Asia/Pacific.

▪
In North America, the sales increase was primarily due to a favorable impact of changes in dealer inventories, which decreased in the third quarter of 2016 and were about flat in the third quarter of 2017. Favorable price realization also contributed to increased sales. In addition, end-user demand for construction equipment increased primarily due to improved oil and gas, residential and nonresidential construction activities.

▪
Sales in Asia/Pacific were higher as a result of an increase in end-user demand across the region, but, primarily in China, stemming from increased building construction and infrastructure investment. Favorable price realization also contributed to increased sales.

▪
Sales increased in EAME primarily due to the favorable impact of changes in dealer inventories, which decreased in the third quarter of 2016 and increased in the third quarter of 2017. Favorable price realization also contributed to increased sales.

▪	Although construction activity remained weak in Latin America, sales were higher as end-user demand increased from low levels due to stabilizing economic conditions in several countries in the region.
Construction Industries’ profit was $884 million in the third quarter of 2017, compared with $326 million in the third quarter of 2016. The increase in profit was primarily due to higher sales volume and favorable price realization, partially offset by unfavorable period costs. The increase in period costs was due to higher short-term incentive compensation expense.
Resource Industries
Resource Industries’ sales were $1.870 billion in the third quarter of 2017, an increase of $493 million from the third quarter of 2016. The increase was primarily due to the favorable impact of changes in dealer inventories, an increase in end-user demand for aftermarket parts and favorable price realization. Dealer inventories were about flat in the third quarter of 2017, compared with a decrease in the third quarter of 2016. Dealer deliveries for new equipment increased slightly. Increases in certain commodity prices over the past year, along with continued commodity consumption, have resulted in increased mining activity and maintenance and rebuild activities, which is a positive for aftermarket parts sales. Although commodity prices remain volatile, they have improved and are generally above investment threshold prices, which is a positive for end-user demand.
Resource Industries’ profit was $226 million in the third quarter of 2017, compared with a loss of $77 million in the third quarter of 2016. The improvement was due to higher sales volume, favorable price realization and lower variable manufacturing costs primarily due to cost absorption. Cost absorption was favorable as inventory increased in the third quarter of 2017 to support higher production volumes and was about flat in the third quarter of 2016. Period costs were about flat as an increase in short-term incentive compensation expense was offset by the favorable impact of restructuring and cost reduction actions.
Energy & Transportation
Energy & Transportation’s sales were $3.961 billion in the third quarter of 2017, compared with $3.534 billion in the third quarter of 2016. The increase was primarily due to higher sales volume across all applications.

▪	Industrial - Sales were higher in all regions, reflecting increased demand for equipment across end-user applications and aftermarket parts.

▪
Oil and Gas - Sales increased in North America due to higher demand for aftermarket parts supporting rebuild activity and for reciprocating engines used in well servicing applications. This was partially offset by a decrease in equipment sold in EAME due to the absence of several large gas compression projects that occurred during the third quarter of 2016.

▪	Power Generation - Sales increased in North America and EAME due to the timing of projects. Asia/Pacific and Latin America were about flat.

▪	Transportation - Sales were higher in North America for rail services as rail traffic has increased.
Energy & Transportation’s profit was $750 million in the third quarter of 2017, compared with $572 million in the third quarter of 2016. The increase was primarily due to higher sales volume and lower variable manufacturing costs, partially offset by higher period costs. Variable manufacturing costs were favorable primarily due to cost absorption as inventory increased in the third quarter of 2017 to support higher production volumes and was about flat in the third quarter of 2016. The increase in period costs was primarily due to higher short-term incentive compensation expense.
Financial Products Segment
Financial Products’ segment revenues were $774 million in the third quarter of 2017, an increase of $25 million, or 3 percent, from the third quarter of 2016. The increase was primarily due to higher average financing rates in North America and a favorable impact from intercompany lending activity in North America. These favorable impacts were partially offset by lower average earning assets in North America and lower average financing rates in Asia/Pacific.
Financial Products’ segment profit was $185 million in the third quarter of 2017, compared with $183 million in the third quarter of 2016. The increase was primarily due to higher gains on sales of securities at Insurance Services, increased intercompany lending activity and an increase in net yield on average earning assets. These favorable impacts were mostly offset by an increase in the provision for credit losses at Cat Financial and an increase in selling, general and administrative (SG&A) expenses due to higher short-term incentive compensation expense.
At the end of the third quarter of 2017, past dues at Cat Financial were 2.73 percent, compared with 2.77 percent at the end of the third quarter of 2016. Write-offs, net of recoveries, were $47 million for the third quarter of 2017, compared with $29 million for the third quarter of 2016. The increase in write-offs, net of recoveries, was primarily due to the Latin America and marine portfolios.

As of September 30, 2017, Cat Financial’s allowance for credit losses totaled $343 million, or 1.27 percent of finance receivables, compared with $346 million, or 1.28 percent of finance receivables as of September 30, 2016. The allowance for credit losses at year-end 2016 was $343 million, or 1.29 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $396 million in the third quarter of 2017, a decrease of $49 million from the third quarter of 2016. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The decrease in expense from the third quarter of 2016 was primarily due to lower restructuring costs, partially offset by methodology differences and higher short-term incentive compensation expense.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2016

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2016 (at left) and the nine months ended September 30, 2017 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.

Total sales and revenues were $32.566 billion in the nine months ended September 30, 2017, an increase of $3.603 billion, or 12 percent, compared with $28.963 billion in the nine months ended September 30, 2016. The increase was primarily due to higher sales volume, with the largest increase in Construction Industries mostly due to higher end-user demand for construction equipment. Resource Industries sales volume increased due to the favorable impact of changes in dealer inventories and improved end-user demand for aftermarket parts. Energy & Transportation’s sales volume was higher mostly due to increased demand for aftermarket parts for reciprocating engines. Favorable price realization in Construction Industries also contributed to the sales improvement while price realization in Resource Industries and Energy & Transportation was about flat. Financial Products’ revenues were about flat.
Sales increased in all regions. In North America, sales increased 11 percent primarily due to higher demand in Energy & Transportation for oil and gas applications, favorable price realization in Construction Industries, and increased sales of aftermarket parts in Resource Industries. Asia/Pacific sales increased 23 percent primarily due to an increase in construction equipment sales, mostly in China resulting from increased building construction and infrastructure investment. EAME sales increased 9 percent mostly due to the favorable change in dealer inventories as dealers increased inventories in the nine months ended September 30, 2017, compared to a decrease in the nine months ended September 30, 2016. Sales increased 19 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved end-user demand for aftermarket parts and the favorable impact of changes in dealer inventories as inventories were about flat in the nine months ended September 30, 2017, compared to a decrease in the nine months ended September 30, 2016.
Dealer machine and engine inventories increased about $100 million in the nine months ended September 30, 2017, compared to a decrease of $800 million during the nine months ended September 30, 2016. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe the level of dealer inventories at the end of 2017 will depend on dealer expectations for business in 2018.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2016 (at left) and the nine months ended September 30, 2017 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.

Operating profit for the nine months ended September 30, 2017, was $3.245 billion, compared with $1.760 billion for the nine months ended September 30, 2016. The increase of $1.485 billion was primarily due to higher sales volume, including a favorable mix of products. Improved price realization and lower variable manufacturing costs were mostly offset by higher period costs and restructuring costs. Price realization was favorable in Construction Industries and about flat in Resource Industries and Energy & Transportation.
Variable manufacturing costs were lower primarily due to the favorable impact from cost absorption. Cost absorption was favorable as inventory increased during the nine months ended September 30, 2017, and was about flat during the nine months ended September 30, 2016. We expect material costs to be higher during the remainder of 2017 and into 2018, primarily due to anticipated increases in costs for steel.
Period costs increased primarily due to higher short-term incentive compensation expense, partially offset by the favorable impact of restructuring and cost reduction actions over the past year. These actions primarily impacted depreciation expense and research and development (R&D) expenses. During the remainder of 2017, we anticipate higher period costs due to making targeted investments in initiatives that are important to our future competitiveness, including enhanced digital capabilities and accelerating technology updates to our products.
Restructuring costs of $1.011 billion for the nine months ended September 30, 2017, were primarily related to the closure of the facility in Gosselies, Belgium and restructuring actions in Resource Industries, compared to $624 million for the nine months ended September 30, 2016.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the nine months ended September 30, 2017, was about $1.050 billion compared to about $200 million for the nine months ended September 30, 2016. We expect that short-term incentive compensation expense will be significantly higher in 2017 than in 2016 and above targeted levels.
Other Profit/Loss Items

▪
Other income/expense for the nine months ended September 30, 2017, was income of $88 million, compared with income of $112 million for the nine months ended September 30, 2016. The unfavorable change was primarily a result of currency translation and hedging net losses during the nine months ended September 30, 2017, which were mostly due to the euro and Brazilian real. The impact from currency translation and hedging was about flat during the nine months ended September 30, 2016. The unfavorable change was partially offset by a pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet and gains on the sale of securities during the nine months ended September 30, 2017.

▪
The provision for income taxes for the first nine months of 2017 reflects an estimated annual tax rate of 32 percent, which excludes the discrete items discussed in the following paragraph, compared with 25 percent for the first nine months of 2016. The increase is primarily due to higher non-U.S. restructuring costs in 2017 that are taxed at relatively lower non-U.S. tax rates along with other changes in the geographic mix of profits from a tax perspective. Under the terms of a manufacturing service agreement, Caterpillar SARL (CSARL) will bear substantially all of the restructuring costs related to the closure of our Gosselies, Belgium, facility, reducing CSARL's profits taxable in Switzerland.

In addition, during the first nine months of 2017, a discrete tax benefit of $45 million was recorded for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. This benefit was partially offset by a $15 million increase to prior year taxes related to the Gosselies, Belgium, facility, restructuring costs.
Excluding restructuring costs, gain on the sale of Caterpillar's equity investment and discrete items, the 2017 estimated annual tax rate is expected to be 29 percent.
Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine Months Ended September 30, 2017
Construction Industries [1]	$13,875	15%	$6,396	7%	$1,004	26%	$2,784	5%	$3,691	41%
Resource Industries [2]	5,299	24%	1,791	12%	897	15%	1,300	47%	1,311	28%
Energy & Transportation [3]	11,258	7%	5,632	14%	887	17%	3,145	—%	1,594	(7)%
All Other Segments [4]	126	18%	48	37%	2	(33)%	40	74%	36	(22)%
Corporate Items and Eliminations	(76)		(70)		(1)		(6)		1
Machinery, Energy & Transportation Sales	30,482	13%	13,797	11%	2,789	19%	7,263	9%	6,633	23%

Financial Products Segment	2,310	3%	1,501	7%	226	(11)%	311	3%	272	(9)%
Corporate Items and Eliminations	(226)		(140)		(34)		(13)		(39)
Financial Products Revenues	2,084	—%	1,361	5%	192	(12)%	298	3%	233	(13)%

Consolidated Sales and Revenues	$32,566	12%	$15,158	10%	$2,981	17%	$7,561	8%	$6,866	21%

Nine Months Ended September 30, 2016
Construction Industries [1]	$12,023		$5,960		$795		$2,646		$2,622
Resource Industries [2]	4,283		1,597		780		882		1,024
Energy & Transportation [3]	10,562		4,958		757		3,138		1,709
All Other Segments [4]	107		35		3		23		46
Corporate Items and Eliminations	(87)		(75)		(1)		(7)		(4)
Machinery, Energy & Transportation Sales	26,888		12,475		2,334		6,682		5,397

Financial Products Segment	2,251		1,398		253		302		298
Corporate Items and Eliminations	(176)		(96)		(36)		(13)		(31)
Financial Products Revenues	2,075		1,302		217		289		267

Consolidated Sales and Revenues	$28,963		$13,777		$2,551		$6,971		$5,664

[1]	Does not include inter-segment sales of $70 million and $47 million for the nine months ended September 30, 2017 and 2016, respectively.

[2]	Does not include inter-segment sales of $254 million and $197 million for the nine months ended September 30, 2017 and 2016, respectively.

[3]	Does not include inter-segment sales of $2,484 million and $1,919 million for the nine months ended September 30, 2017 and 2016, respectively.

[4]	Does not include inter-segment sales of $289 million and $288 million for the nine months ended September 30, 2017 and 2016, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2016	Sales Volume	Price Realization	Currency	Other	Nine Months Ended September 30, 2017	$ Change	% Change

Construction Industries	$12,023	$1,308	$605	$(61)	$—	$13,875	$1,852	15%
Resource Industries	4,283	969	34	13	—	5,299	1,016	24%
Energy & Transportation	10,562	748	(25)	(27)	—	11,258	696	7%
All Other Segments	107	19	—	—	—	126	19	18%
Corporate Items and Eliminations	(87)	11	—	—	—	(76)	11
Machinery, Energy & Transportation Sales	26,888	3,055	614	(75)	—	30,482	3,594	13%

Financial Products Segment	2,251	—	—	—	59	2,310	59	3%
Corporate Items and Eliminations	(176)	—	—	—	(50)	(226)	(50)
Financial Products Revenues	2,075	—	—	—	9	2,084	9	—%

Consolidated Sales and Revenues	$28,963	$3,055	$614	$(75)	$9	$32,566	$3,603	12%

Operating Profit / (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change	% Change
Construction Industries	$2,420	$1,316	$1,104	84%
Resource Industries	481	(336)	817	n/a
Energy & Transportation	2,002	1,584	418	26%
All Other Segments	(27)	(43)	16	(37)%
Corporate Items and Eliminations	(1,915)	(1,087)	(828)
Machinery, Energy & Transportation	2,961	1,434	1,527	106%

Financial Products Segment	559	553	6	1%
Corporate Items and Eliminations	(39)	(44)	5
Financial Products	520	509	11	2%
Consolidating Adjustments	(236)	(183)	(53)
Consolidated Operating Profit / (Loss)	$3,245	$1,760	$1,485	84%

Construction Industries
Construction Industries’ sales were $13.875 billion in the nine months ended September 30, 2017, compared with $12.023 billion in the nine months ended September 30, 2016. The increase was due to higher sales volume and favorable price realization.

•	Sales volume increased due to higher end-user demand, primarily for equipment in Asia/Pacific.

•
Although market conditions remain competitive, price realization was favorable due to a particularly weak pricing environment in the nine months ended September 30, 2016, and previously implemented price increases impacting the nine months ended September 30, 2017.

Sales increased across all regions with the largest increases in Asia/Pacific and North America.

•
Sales in Asia/Pacific were higher as a result of an increase in end-user demand, primarily in China, stemming from increased building construction and infrastructure investment, which we expect to continue through the end of 2017. We believe that some demand may have been pulled forward into 2017 in advance of upcoming regulatory actions in China, which would have a negative impact for end-user demand in 2018.

•
In North America, sales increased primarily due to favorable price realization and higher end-user demand for construction equipment, mostly due to improved oil and gas, residential and nonresidential construction activities.

•	Although construction activity remained weak in Latin America, sales were higher as end-user demand increased from low levels due to stabilizing economic conditions in several countries in the region.

•
Sales in EAME increased slightly as lower end-user demand was about offset by favorable price realization. The decline in end-user demand was primarily in Africa/Middle East due to volatile financial and economic conditions, as well as continued tight construction spending in oil producing countries.

Construction Industries’ profit was $2.420 billion in the nine months ended September 30, 2017, compared with $1.316 billion in the nine months ended September 30, 2016. The increase in profit was primarily due to favorable price realization and higher sales volume, including a favorable mix of products. Period costs were unfavorable as higher short-term incentive compensation expense was partially offset by the impact of restructuring and cost reduction actions.
Resource Industries
Resource Industries’ sales were $5.299 billion in the nine months ended September 30, 2017, an increase of $1.016 billion, or 24 percent, from the nine months ended September 30, 2016. Sales increased due to the favorable impact of changes in dealer inventories and higher end-user demand for aftermarket parts. Dealer inventories were about flat in the nine months ended September 30, 2017, compared with a decrease in the nine months ended September 30, 2016. We believe that mining companies are beginning to increase capital spending from low levels and this is expected to favorably impact sales for new equipment during the remainder of the year. Increases in certain commodity prices over the past year, along with continued commodity consumption, have resulted in increased mining activity and maintenance and rebuild activities, which is a positive for aftermarket parts sales. We believe a decrease in idle mining trucks on customer sites is also having a positive impact on end-user demand.
Resource Industries’ profit was $481 million in the nine months ended September 30, 2017, compared with a loss of $336 million in the nine months ended September 30, 2016. The favorable change was due to higher sales volume and lower period costs and variable manufacturing costs. Period costs were lower primarily due to the favorable impact of restructuring and cost reduction actions, partially offset by an increase in short-term incentive compensation expense. Variable manufacturing costs were lower primarily due to a favorable impact from cost absorption and efficiencies. Cost absorption was favorable as inventory increased in the nine months ended September 30, 2017, to support higher production volumes and decreased in the nine months ended September 30, 2016.
Energy & Transportation
Energy & Transportation’s sales were $11.258 billion in the nine months ended September 30, 2017, compared with $10.562 billion in the nine months ended September 30, 2016. The increase was primarily due to higher sales of aftermarket parts for reciprocating engines.

•
Oil and Gas - Sales increased in North America due to higher sales of aftermarket parts as a result of strong rebuild activity in well servicing and gas compression applications and due to higher demand for reciprocating engines used in gas compression as natural gas infrastructure build-out continues and new wells come online that have higher concentration of natural gas than previous wells. This was partially offset by a decrease in sales of equipment in EAME due to the absence of several large gas compression projects, and a decrease in equipment sales in Asia/Pacific primarily for production applications. Sales for equipment used in gas compression applications in North America are expected to be higher during the remainder of 2017.

•
Industrial - Sales were higher in all regions, reflecting increased sales for equipment across end-user applications and aftermarket parts. Sales for equipment used in industrial compression applications is expected to be higher during the remainder of 2017 as many industrial end-markets are experiencing improved conditions.

•	Power Generation - Sales were about flat as an increase in North America was about offset by a decrease in EAME.

•
Transportation - Sales were about flat as an increase in sales for rail services in North America due to higher rail traffic was partially offset by a decline in sales for marine applications attributable primarily to lower demand for work boats and offshore vessels. We believe higher rail traffic will result in increased demand for rail services during the remainder of 2017.

Energy & Transportation’s profit was $2.002 billion in the nine months ended September 30, 2017, compared with $1.584 billion in the nine months ended September 30, 2016. The increase was primarily due to higher sales volume and lower variable manufacturing costs, partially offset by higher period costs. Variable manufacturing costs were lower primarily due to a favorable impact from cost absorption. Cost absorption was favorable as inventory increased in the nine months ended September 30, 2017, and was about flat in the nine months ended September 30, 2016. The increase in period costs was primarily due to higher short-term incentive compensation expense.
Financial Products Segment
Financial Products’ segment revenues were $2.310 billion for the nine months ended September 30, 2017, an increase of $59 million, or 3 percent, from the nine months ended September 30, 2016. The increase was primarily due to higher average financing rates in North America and a favorable impact from intercompany lending activity in North America. These favorable impacts were partially offset by lower average earning assets in North America, Latin America and Asia/Pacific and lower average financing rates in Asia/Pacific.
Financial Products’ segment profit was $559 million for the nine months ended September 30, 2017, compared with $553 million for the nine months ended September 30, 2016. The increase was primarily due to increased intercompany lending activity, an increase in net yield on average earning assets and a decrease in the provision for credit losses at Cat Financial. These favorable impacts were mostly offset by an increase in SG&A expenses due to higher short-term incentive compensation expense and an unfavorable impact from lower average earning assets.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.954 billion in the nine months ended September 30, 2017, an increase of $823 million from the nine months ended September 30, 2016. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The increase in expense from the nine months ended September 30, 2016, was primarily due to a $387 million increase in restructuring costs and unfavorable changes for timing and methodology differences.

RESTRUCTURING COSTS

Restructuring costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2017	2016
Employee separations [1]	$8	$99
Contract terminations [1]	6	9
Long-lived asset impairments [1]	31	158
Other [2]	45	58
Total restructuring costs	$90	$324

	Nine Months Ended September 30
	2017	2016
Employee separations [1]	$514	$175
Contract terminations [1]	32	55
Long-lived asset impairments [1]	306	254
Defined benefit plan curtailments and termination benefits [1]	29	—
Other [2]	130	140
Total restructuring costs	$1,011	$624

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (all of which are primarily included in Cost of goods sold).

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which will lead to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site are expected to be gradually phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $700 million. For the first nine months of 2017, we recognized $649 million of restructuring costs which included $443 million of employee separation costs, $201 million for long-lived asset impairments and $67 million of other costs partially offset by a $62 million

LIFO inventory decrement benefit. The majority of the remaining costs are expected to be recognized in 2017. The remaining restructuring costs for the first nine months of 2017 were primarily related to restructuring actions in Resources Industries.

The restructuring costs for the first nine months of 2016 were primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs resulted from our decision to discontinue production of on-highway vocational trucks, as discussed below, and other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2016 and 2017 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2015	$483
Increase in liability (separation charges)	297
Reduction in liability (payments)	(633)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	514
Reduction in liability (payments)	(339)
Liability balance at September 30, 2017	$322

Most of the liability balance at September 30, 2017 is expected to be paid in 2017 and 2018 and primarily includes employee separation payments related to closure of the Gosselies facility.
Restructuring costs for the year ended December 31, 2016 were $1,019 million. Throughout 2016, we initiated the following restructuring plans:

•
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We recognized $104 million of restructuring costs, primarily related to long-lived asset impairments and sales discounts which is substantially all the costs expected under this program.

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

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies facility closure as discussed above. In the first nine months of 2017, we incurred $772 million of restructuring costs related to the Plan, and we incurred $281 million and $569 million in 2016 and 2015, respectively, for a total of $1,622 million through September 30, 2017. We expect to recognize approximately $70 million of additional restructuring costs related to the Plan in 2017.

We expect 2017 restructuring costs will be approximately $1.3 billion, slightly higher than the previous estimate of about $1.2 billion. We expect that restructuring actions will result in a benefit to operating costs, primarily SG&A expenses and Cost of goods sold of about $450 million in 2017 compared with 2016.

GLOSSARY OF TERMS

1.
Adjusted Profit Per Share - Profit per share excluding restructuring costs for 2017 and 2016. For 2017, adjusted profit per share also excludes a gain on the sale of an equity investment in IronPlanet recognized in the second quarter.

2.
All Other Segments - Primarily includes activities such as: business strategy, product management and development, and manufacturing of filters and fluids, undercarriage, tires and rims, ground engaging tools, fluid transfer products, precision seals, and rubber sealing and connecting components primarily for Cat® products; parts distribution; distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.

3.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

4.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, compact track loaders, multi-terrain loaders, mini excavators, compact wheel loaders, telehandlers, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers, forestry and paving products and related parts.

5.
Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency only includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business excluding restructuring costs; currency impacts on Financial Products’ revenues and operating profit are included in the Financial Products’ portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).

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

9.
Energy & Transportation - A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving power generation, industrial, oil and gas and transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbines and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Cat engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America.

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

17.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining, quarry, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, track and rotary drills, highwall miners, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, material handlers, continuous miners, scoops and haulers, hardrock continuous mining systems, select work tools, machinery components, electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.

18.
Restructuring Costs - Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other Operating (Income) Expenses. Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and also LIFO inventory decrement benefits from inventory liquidations at closed facilities (all of which are primarily included in Cost of goods sold).

19.
Sales Volume - With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental revenue impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first nine months of 2017, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first nine months of 2017 with $9.59 billion of cash, an increase of $2.42 billion from year-end 2016. We intend to maintain a strong cash and liquidity position.

Our cash balances are held in numerous locations throughout the world with approximately $8.8 billion held by our non-U.S. subsidiaries. If non-U.S. earnings were repatriated in excess of the amount previously taxed in the United States, U.S. tax would generally be payable net of any available foreign tax credits.
Consolidated operating cash flow for the first nine months of 2017 was $5.16 billion, up from $3.98 billion for the same period last year. The increase was primarily due to higher profit adjusted for non-cash expenses, including restructuring costs and short-term incentive compensation expense, in the first nine months of 2017, compared with the first nine months of 2016. In the first nine months of 2017 restructuring costs were primarily for severance costs that have not yet been paid and for non-cash charges. In addition, there were lower severance and short-term incentive compensation payments in the first nine months of 2017 versus the first nine months of 2016. Partially offsetting these items was an unfavorable impact from working capital, primarily due to a decrease in working capital during the first nine months of 2016. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of September 30, 2017 was $35.92 billion, a decrease of $859 million from year-end 2016. Debt related to Financial Products decreased $543 million. Debt related to ME&T decreased $316 million in the first nine months of 2017. This decrease was due to the maturity of a long-term debt issuance and lower commercial paper borrowings compared to year-end 2016 partially offset by a financing transaction in Japan in 2017. On October 10, 2017, we called for redemption of all $900 million in aggregate principal amount of our outstanding 7.90% senior notes due in December 2018, payable in cash. The redemption date will be November 10, 2017.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2017 was $2.75 billion. Information on our Credit Facility is as follows:

•	In September 2017, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2018.

•	In September 2017, we amended and extended the three-year facility. The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2020.

•	In September 2017, we amended and extended the five-year facility. The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2022.
At September 30, 2017, Caterpillar's consolidated net worth was $15.69 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2017, Cat Financial's covenant interest coverage ratio was 1.88 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2017, Cat Financial's covenant leverage ratio was 7.20 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2017, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of September 30, 2017 were:

	September 30, 2017
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,597	11	4,586
Total credit lines available	15,097	2,761	12,336
Less: Commercial paper outstanding	(4,227)	—	(4,227)
Less: Utilized credit	(1,567)	(11)	(1,556)
Available credit	$9,303	$2,750	$6,553

The other external consolidated credit lines with banks as of September 30, 2017 totaled $4.60 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
We receive debt ratings from the major rating agencies. In December 2016, Moody's Investors Service downgraded our long-term ratings to A3 from A2, and short-term ratings to Prime-2 from Prime-1. The Moody's downgrade did not have a material impact on our borrowing costs or our overall financial health. A further downgrade of our credit ratings by Moody's or one of the other major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. However, our long-term ratings with Fitch and S&P continue to be "mid-A". In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T's operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products' operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation
Net cash provided by operating activities was $4.16 billion in the first nine months of 2017, compared with $1.80 billion for the same period in 2016. The increase was primarily due to higher profit adjusted for non-cash expenses, including restructuring costs and short-term incentive compensation expense, in the first nine months of 2017, compared with the first nine months of 2016. In the first nine months of 2017, restructuring costs were primarily for severance costs that have not yet been paid and for non-cash charges. In addition, there were lower severance and short-term incentive compensation payments in the first nine months of 2017 versus the first nine months of 2016. Partially offsetting these items was an unfavorable impact from working capital, primarily due to a decrease in working capital during the first nine months of 2016.
Net cash used for investing activities in the first nine months of 2017 was $333 million, compared with net cash used of $1.54 billion in the first nine months of 2016. The change was primarily due to the absence of ME&T lending activity with Financial Products that occurred in the first nine months of 2016.
Net cash used for financing activities during the first nine months of 2017 was $361 million, compared with $676 million in the same period of 2016. Higher proceeds received from common stock issued from stock options exercised and proceeds received related to a financing transaction in Japan in 2017 were offset by lower commercial paper borrowings in 2017 as compared to 2016.
Although our short-term priorities for the use of cash may vary from time to time as business needs and conditions dictate, our long-term cash deployment strategy remains unchanged: maintain a strong financial position in support of our credit rating, provide capital to support growth, appropriately fund employee benefit plans, pay dividends and repurchase common stock.

Strong financial position – A key measure of ME&T's financial strength used by management is ME&T's debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and shareholders' equity. Debt also includes ME&T's long-term borrowings from Financial Products. The debt-to-capital ratio for ME&T was 36.1 percent at September 30, 2017, within our target range of 30 to 45 percent. ME&T's debt-to-capital ratio was 41.0 percent at December 31, 2016. The decrease in the debt-to-capital ratio was driven by an increase in equity, which was primarily due to higher profit employed in the business and favorable foreign currency translation adjustments, and a decrease in debt.

Capital to support growth – Capital expenditures were $574 million during the first nine months of 2017, compared to $858 million for the same period in 2016. We expect ME&T's capital expenditures in 2017 to be about the same as 2016.
Appropriately funded employee benefit plans – We made $324 million and $522 million of contributions to our pension and other postretirement benefit plans during the three and nine months ended September 30, 2017. We currently anticipate full-year 2017 contributions of approximately $610 million. We made $71 million and $270 million of contributions to our pension and other postretirement benefit plans during the three and nine months ended September 30, 2016.
Paying dividends – Dividends totaled $1.37 billion in the first nine months of 2017, representing 77 cents per share paid in the first and second quarters and 78 cents per share paid in the third quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.
Common stock repurchases – In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. We did not purchase any Caterpillar common stock in the first nine months of 2017. As of September 30, 2017, $5.47 billion remained available under the 2014 Authorization. Caterpillar's basic shares outstanding as of September 30, 2017 were approximately 595 million.

Financial Products
Financial Products operating cash flow was $1.02 billion in the first nine months of 2017, compared with $1.26 billion for the same period a year ago. Net cash used for investing activities was $994 million for the first nine months of 2017, compared with $872 million for the same period in 2016. The change was primarily due to the impact of intercompany purchased receivables, partially offset by higher proceeds from disposal of equipment and lower capital expenditures for equipment on operating leases. Net cash used for financing activities for the first nine months of 2017 was $1.11 billion, compared with $302 million for the same period in 2016. The change was primarily due to the impact of borrowings with ME&T.

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

Goodwill is reviewed for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. Beginning in 2017, if the carrying value is higher than the fair value, the difference is recognized as an impairment loss. Prior to 2017, a two-step process was used. For reporting units where we performed the two-step process, the first step required us to compare the fair value of each reporting unit, which we primarily determined using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeded its carrying value, the goodwill was not considered impaired. If the carrying value was higher than the fair value, there was an indication that an impairment may have existed and the second step was required. In step two, the implied fair value of goodwill was calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill was less than the carrying value of the reporting unit's goodwill, the difference was recognized as an impairment loss.

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

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes the trend of U.S. GAAP earnings and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes. The provision for income taxes for 2016 included an increase in the valuation allowance for U.S. state deferred tax assets resulting in a $141 million non-cash charge, net of federal deferred tax adjustment at 35 percent. The primary driver of the increase was recent U.S. GAAP losses expected to recur in 2017 in certain state jurisdictions and the weight given this negative objective evidence under income tax accounting guidance. Reversal of the valuation allowance in the future is dependent on U.S. GAAP profitability in these state jurisdictions giving less weight in the analysis to mark-to-market adjustments to remeasure our pension and OPEB plans as we do not consider these adjustments indicative of ongoing earnings trends. Due to better than previously forecasted 2017 U.S. GAAP results in certain U.S. state jurisdictions, it is reasonably possible the valuation allowance for U.S. state deferred tax assets will decrease in the next twelve months.

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

Income taxes are based on the statutory tax rate of the jurisdiction in which earnings are subject to taxation. That statutory rate may differ from the statutory tax rate of the jurisdiction in which that entity is incorporated. Taxes are paid in the jurisdictions where earnings are subject to taxation. The effective tax rate differs from the U.S. statutory rate in part due to indefinitely reinvested profits of non-U.S. subsidiaries being subject to statutory tax rates which are generally lower than the U.S. rate of 35 percent. The indefinitely reinvested profits of Caterpillar SARL (CSARL), primarily taxable in Switzerland, contribute the most significant amount of this difference. For tax years 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by CSARL based on the IRS examination team’s application of “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. The purchase of parts by CSARL from unrelated parties and the subsequent sale of those parts to unrelated dealers outside the United States have substantial legal, commercial, and economic consequences for the parties involved. Therefore, we have concluded that the largest amount of benefit that is more likely than not to be sustained related to this position is the entire benefit. As a result, no amount related to these IRS adjustments is reflected in unrecognized tax benefits. We have filed U.S. income tax returns on this same basis for years after 2012. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Retirement Benefits
Based on market conditions as of September 30, 2017, we would be required to recognize an increase in our underfunded status of approximately $650 million at December 31, 2017. This would result in an increase in our Liability for postemployment benefits and the recognition in earnings of net mark-to-market losses of approximately $650 million pre-tax, $440 million net of tax or $0.75 per share. The increase in our underfunded status and the net mark-to-market losses are primarily due to lower discount rates at September 30, 2017 (approximately 3.67 percent for our U.S. pension plans) as compared to the discount rates used at December 31, 2016 (approximately 3.97 percent for our U.S. pension plans) and anticipated changes in our U.S. mortality assumption. These losses are partially offset by the difference between the actual return on plan assets compared to the expected return on plan assets. It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known as of the measurement date, which is December 31, 2017.

Order Backlog

At the end of the third quarter of 2017, the dollar amount of backlog believed to be firm was approximately $15.4 billion, an increase of about $600 million from the end of the second quarter of 2017. Construction Industries' order backlog increased about $500 million, Resource Industries' increased about $300 million and Energy & Transportation's decreased about $200 million. Compared with the third quarter of 2016, the order backlog increased about $3.8 billion. The increase was across all segments, most significantly in Construction Industries and Resource Industries. Of the total backlog at September 30, 2017, approximately $2.6 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two special items in order for the company's results to be meaningful to readers. These items consist of restructuring costs, which are incurred in the current year to generate longer-term benefits, and a gain on sale of an equity investment. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure will provide useful perspective on underlying business results and trends, and a means to assess the company's period-over-period results. Reconciliation of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Profit per share - diluted	$1.77	$0.48	$3.44	$1.88
Per share restructuring costs [1]	0.18	0.37	1.37	0.70
Per share gain on sale of equity investment[2]	$—	$—	$(0.09)	$—
Adjusted profit per share	$1.95	$0.85	$4.72	$2.58
1 At estimated annual tax rate based on full-year outlook for per share restructuring costs at statutory tax rates. Three and nine months ended September 30, 2017 at estimated annual tax rate of 20 percent. Nine months ended September 30, 2017 also includes $15 million increase to prior year taxes related to non-U.S. restructuring costs recognized in the first quarter of 2017. Third-quarter 2017 includes an unfavorable interim adjustment of $0.06 per share and nine months ended September 30, 2017 includes a favorable interim adjustment of $0.01 per share resulting from the difference in the estimated annual tax rate for consolidated reporting of 32 percent and the estimated annual tax rate for profit per share excluding restructuring costs, gain on sale of equity investment and discrete items of 29 percent.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,713	$10,713	$—	$—
Revenues of Financial Products	700	—	793	(93)	[2]
Total sales and revenues	11,413	10,713	793	(93)

Operating costs:
Cost of goods sold	7,633	7,633	—	—
Selling, general and administrative expenses	1,237	1,067	173	(3)	[3]
Research and development expenses	455	455	—	—
Interest expense of Financial Products	163	—	169	(6)	[4]
Other operating (income) expenses	348	51	303	(6)	[3]
Total operating costs	9,836	9,206	645	(15)

Operating profit	1,577	1,507	148	(78)

Interest expense excluding Financial Products	118	143	—	(25)	[4]
Other income (expense)	64	(22)	33	53	[5]

Consolidated profit before taxes	1,523	1,342	181	—

Provision (benefit) for income taxes	470	413	57	—
Profit of consolidated companies	1,053	929	124	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—
Equity in profit of Financial Products’ subsidiaries	—	122	—	(122)	[6]

Profit of consolidated and affiliated companies	1,061	1,059	124	(122)

Less: Profit (loss) attributable to noncontrolling interests	2	—	2	—

Profit [7]	$1,059	$1,059	$122	$(122)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$30,482	$30,482	$—	$—
Revenues of Financial Products	2,084	—	2,363	(279)	[2]
Total sales and revenues	32,566	30,482	2,363	(279)

Operating costs:
Cost of goods sold	22,160	22,160	—	—
Selling, general and administrative expenses	3,571	3,145	438	(12)	[3]
Research and development expenses	1,326	1,326	—	—
Interest expense of Financial Products	484	—	499	(15)	[4]
Other operating (income) expenses	1,780	890	906	(16)	[3]
Total operating costs	29,321	27,521	1,843	(43)

Operating profit	3,245	2,961	520	(236)

Interest expense excluding Financial Products	362	433	—	(71)	[4]
Other income (expense)	88	(110)	33	165	[5]

Consolidated profit before taxes	2,971	2,418	553	—

Provision (benefit) for income taxes	921	750	171	—
Profit of consolidated companies	2,050	1,668	382	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—
Equity in profit of Financial Products’ subsidiaries	—	377	—	(377)	[6]

Profit of consolidated and affiliated companies	2,058	2,053	382	(377)

Less: Profit (loss) attributable to noncontrolling interests	5	—	5	—

Profit [7]	$2,053	$2,053	$377	$(377)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$9,591	$8,736	$855	$—
Receivables – trade and other	6,691	4,123	1,326	1,242	[2,3]
Receivables – finance	8,984	—	12,796	(3,812)	[3]
Prepaid expenses and other current assets	1,707	940	779	(12)	[4]
Inventories	10,212	10,212	—	—
Total current assets	37,185	24,011	15,756	(2,582)

Property, plant and equipment – net	14,187	9,851	4,336	—
Long-term receivables – trade and other	969	208	153	608	[2,3]
Long-term receivables – finance	13,192	—	13,830	(638)	[3]
Investments in Financial Products subsidiaries	—	4,435	—	(4,435)	[5]
Noncurrent deferred and refundable income taxes	2,845	3,595	105	(855)	[6]
Intangible assets	2,175	2,170	5	—
Goodwill	6,196	6,179	17	—
Other assets	1,811	627	1,184	—
Total assets	$78,560	$51,076	$35,386	$(7,902)

Liabilities
Current liabilities:
Short-term borrowings	$5,470	$11	$5,459	$—
Short-term borrowings with consolidated companies	—	1,000	1,481	(2,481)	[7]
Accounts payable	6,113	6,009	193	(89)	[8]
Accrued expenses	3,114	2,808	306	—
Accrued wages, salaries and employee benefits	2,333	2,286	47	—
Customer advances	1,510	1,510	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,744	1,240	516	(12)	[6,9]
Long-term debt due within one year	5,619	5	5,614	—
Total current liabilities	25,903	14,869	13,616	(2,582)

Long-term debt due after one year	24,835	8,850	16,015	(30)	[7]
Liability for postemployment benefits	8,973	8,973	—	—
Other liabilities	3,152	2,687	1,320	(855)	[6]
Total liabilities	62,863	35,379	30,951	(3,467)
Commitments and contingencies
Shareholders’ equity
Common stock	5,460	5,460	918	(918)	[5]
Treasury stock	(17,130)	(17,130)	—	—
Profit employed in the business	28,530	28,530	3,962	(3,962)	[5]
Accumulated other comprehensive income (loss)	(1,233)	(1,233)	(581)	581	[5]
Noncontrolling interests	70	70	136	(136)	[5]
Total shareholders’ equity	15,697	15,697	4,435	(4,435)
Total liabilities and shareholders’ equity	$78,560	$51,076	$35,386	$(7,902)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,058	$2,053	$382	$(377)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,153	1,507	646	—
Undistributed profit of Financial Products	—	(377)	—	377	[3]
Other	592	524	(111)	179	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(455)	(324)	62	(193)	[4,5]
Inventories	(1,489)	(1,487)	—	(2)	[4]
Accounts payable	1,371	1,412	(33)	(8)	[4]
Accrued expenses	121	118	3	—
Accrued wages, salaries and employee benefits	962	943	19	—
Customer advances	310	310	—	—
Other assets – net	(137)	18	(54)	(101)	[4]
Other liabilities – net	(325)	(533)	107	101	[4]
Net cash provided by (used for) operating activities	5,161	4,164	1,021	(24)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(566)	(561)	(6)	1	[4]
Expenditures for equipment leased to others	(1,071)	(13)	(1,074)	16	[4]
Proceeds from disposals of leased assets and property, plant and equipment	864	142	733	(11)	[4]
Additions to finance receivables	(8,246)	—	(9,765)	1,519	[5]
Collections of finance receivables	8,532	—	10,194	(1,662)	[5]
Net intercompany purchased receivables	—	—	(161)	161	[5]
Proceeds from sale of finance receivables	98	—	98	—
Net intercompany borrowings	—	165	(1,000)	835	[6]
Investments and acquisitions (net of cash acquired)	(47)	(47)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	93	93	—	—
Proceeds from sale of securities	431	36	395	—
Investments in securities	(594)	(165)	(429)	—
Other – net	38	17	21	—
Net cash provided by (used for) investing activities	(468)	(333)	(994)	859

Cash flow from financing activities:
Dividends paid	(1,367)	(1,367)	—	—
Distribution to noncontrolling interests	(7)	(7)	—	—
Common stock issued, including treasury shares reissued	353	353	—	—
Net intercompany borrowings	—	1,000	(165)	(835)	[6]
Proceeds from debt issued (original maturities greater than three months)	7,334	362	6,972	—
Payments on debt (original maturities greater than three months)	(6,220)	(506)	(5,714)	—
Short-term borrowings – net (original maturities three months or less)	(2,403)	(196)	(2,207)	—
Net cash provided by (used for) financing activities	(2,310)	(361)	(1,114)	(835)
Effect of exchange rate changes on cash	40	9	31	—
Increase (decrease) in cash and short-term investments	2,423	3,479	(1,056)	—
Cash and short-term investments at beginning of period	7,168	5,257	1,911	—
Cash and short-term investments at end of period	$9,591	$8,736	$855	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2016
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,108	$1,104	$373	$(369)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,255	1,591	664	—
Undistributed profit of Financial Products	—	(362)	—	362	[3]
Other	640	503	(11)	148	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	1,128	252	42	834	[4,5]
Inventories	331	335	—	(4)	[4]
Accounts payable	(163)	(130)	16	(49)	[4]
Accrued expenses	(153)	(93)	(60)	—
Accrued wages, salaries and employee benefits	(727)	(713)	(14)	—
Customer advances	(24)	(24)	—	—
Other assets – net	(141)	(278)	102	35	[4]
Other liabilities – net	(279)	(390)	146	(35)	[4]
Net cash provided by (used for) operating activities	3,975	1,795	1,258	922

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(807)	(802)	(6)	1	[4]
Expenditures for equipment leased to others	(1,393)	(56)	(1,377)	40	[4]
Proceeds from disposals of leased assets and property, plant and equipment	572	89	510	(27)	[4]
Additions to finance receivables	(6,911)	—	(8,888)	1,977	[5]
Collections of finance receivables	6,968	—	9,308	(2,340)	[5]
Net intercompany purchased receivables	—	—	580	(580)	[5]
Proceeds from sale of finance receivables	55	—	55	—
Net intercompany borrowings	—	(716)	(999)	1,715	[6]
Investments and acquisitions (net of cash acquired)	(72)	(72)	—	—
Proceeds from sale of securities	304	25	279	—
Investments in securities	(339)	(22)	(317)	—
Other – net	5	15	(17)	7	[8]
Net cash provided by (used for) investing activities	(1,618)	(1,539)	(872)	793

Cash flow from financing activities:
Dividends paid	(1,348)	(1,348)	(7)	7	[7]
Distribution to noncontrolling interests	(8)	(8)	—	—
Common stock issued, including treasury shares reissued	(54)	(54)	7	(7)	[8]
Net intercompany borrowings	—	999	716	(1,715)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,430	6	4,424	—
Payments on debt (original maturities greater than three months)	(5,602)	(525)	(5,077)	—
Short-term borrowings – net (original maturities three months or less)	(111)	254	(365)	—
Net cash provided by (used for) financing activities	(2,693)	(676)	(302)	(1,715)
Effect of exchange rate changes on cash	(11)	(26)	15	—
Increase (decrease) in cash and short-term investments	(347)	(446)	99	—
Cash and short-term investments at beginning of period	6,460	5,340	1,120	—
Cash and short-term investments at end of period	$6,113	$4,894	$1,219	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

[8]	Elimination of change in investment and common stock related to Financial Products.

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

Changes in internal control over financial reporting

During the third quarter of 2017, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
No shares were repurchased during the third quarter of 2017.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2017	414	$114.18	N/A	N/A
August 1-31, 2017	—	$—	N/A	N/A
September 1-30, 2017	9,129	$118.48	N/A	N/A
Total	9,543	$118.29
1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2017, we had 27 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the third quarter of 2017, approximately 112,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1	364-Day Facility dated as of September 7, 2017 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 12, 2017).

10.2	Local Currency Addendum to the 364-Day Facility dated as of September 7, 2017 (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 12, 2017).

10.3	Japan Local Currency Addendum to the 364-Day Facility dated as of September 7, 2017 (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 12, 2017).

10.4
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (Three-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum dated as of September 8, 2017 (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 12, 2017).

10.5
Omnibus Amendment No. 2 to Amended and Restated Credit Agreement (Five-Year Facility) and Amendment No. 2 to Japan Local Currency Addendum dated as of September 8, 2017 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 12, 2017).

10.6	Retention and Retirement Agreement, dated July 31, 2017 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2017).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2017).

31.1	Certification of D. James Umpleby III, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

November 1, 2017	/s/ D. James Umpleby III	Chief Executive Officer
(D. James Umpleby III)

November 1, 2017	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

November 1, 2017	/s/ Suzette M. Long	General Counsel & Corporate Secretary
(Suzette M. Long)

November 1, 2017	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)