Form 10-Q
period 2018-03-31
CATERPILLAR INC
filed 2018-05-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number:  1-768
CATERPILLAR INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)

510 Lake Cook Road, Suite 100, Deerfield, Illinois (Address of principal executive offices)	60015 (Zip Code)

Registrant’s telephone number, including area code: (224) 551-4000

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At March 31, 2018, 597,904,900 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31
	2018	2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,150	$9,130
Revenues of Financial Products	709	692
Total sales and revenues	12,859	9,822

Operating costs:
Cost of goods sold	8,566	6,801
Selling, general and administrative expenses	1,276	1,061
Research and development expenses	443	425
Interest expense of Financial Products	166	159
Other operating (income) expenses	300	996
Total operating costs	10,751	9,442

Operating profit	2,108	380

Interest expense excluding Financial Products	101	123
Other income (expense)	127	32

Consolidated profit before taxes	2,134	289

Provision (benefit) for income taxes	472	90
Profit of consolidated companies	1,662	199

Equity in profit (loss) of unconsolidated affiliated companies	5	(5)

Profit of consolidated and affiliated companies	1,667	194

Less: Profit (loss) attributable to noncontrolling interests	2	2

Profit [1]	$1,665	$192

Profit per common share	$2.78	$0.33

Profit per common share – diluted [2]	$2.74	$0.32

Weighted-average common shares outstanding (millions)
– Basic	598.0	587.5
– Diluted [2]	608.0	593.2

Cash dividends declared per common share	$—	$—

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2018	2017

Profit of consolidated and affiliated companies	$1,667	$194
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2018 - $15; 2017 - $7	184	147

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2018 - $1; 2017 - $(4)	(2)	8
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2018 - $2; 2017 - $1	(7)	(4)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $(1); 2017 - $(5)	5	10
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $(6); 2017 - $(22)	18	40

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $2; 2017 - $(6)	(11)	8
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $0; 2017 - $(1)	—	3

Total other comprehensive income (loss), net of tax	187	212
Comprehensive income	1,854	406
Less: comprehensive income attributable to the noncontrolling interests	(2)	(2)
Comprehensive income attributable to shareholders	$1,852	$404

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and short-term investments	$7,888	$8,261
Receivables – trade and other	7,894	7,436
Receivables – finance	8,772	8,757
Prepaid expenses and other current assets	1,856	1,772
Inventories	10,947	10,018
Total current assets	37,357	36,244

Property, plant and equipment – net	13,912	14,155
Long-term receivables – trade and other	1,004	990
Long-term receivables – finance	13,359	13,542
Noncurrent deferred and refundable income taxes	1,687	1,693
Intangible assets	2,163	2,111
Goodwill	6,376	6,200
Other assets	2,156	2,027
Total assets	$78,014	$76,962

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$7	$1
Financial Products	5,726	4,836
Accounts payable	6,938	6,487
Accrued expenses	3,551	3,220
Accrued wages, salaries and employee benefits	1,474	2,559
Customer advances	1,399	1,426
Dividends payable	—	466
Other current liabilities	1,890	1,742
Long-term debt due within one year:
Machinery, Energy & Transportation	8	6
Financial Products	6,409	6,188
Total current liabilities	27,402	26,931

Long-term debt due after one year:
Machinery, Energy & Transportation	7,980	7,929
Financial Products	15,185	15,918
Liability for postemployment benefits	8,233	8,365
Other liabilities	3,942	4,053
Total liabilities	62,742	63,196
Commitments and contingencies (Notes 10 and 13)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/18 and 12/31/17 – 814,894,624) at paid-in amount	5,640	5,593
Treasury stock (3/31/18 – 216,989,724 shares; 12/31/17 – 217,268,852 shares) at cost	(17,347)	(17,005)
Profit employed in the business	27,929	26,301
Accumulated other comprehensive income (loss)	(1,016)	(1,192)
Noncontrolling interests	66	69
Total shareholders’ equity	15,272	13,766
Total liabilities and shareholders’ equity	$78,014	$76,962

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2017
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213
Adjustment to adopt stock-based compensation guidance[1]	—	—	15	—	—	15
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit of consolidated and affiliated companies	—	—	192	—	2	194
Foreign currency translation, net of tax	—	—	—	147	—	147
Pension and other postretirement benefits, net of tax	—	—	—	4	—	4
Derivative financial instruments, net of tax	—	—	—	50	—	50
Available-for-sale securities, net of tax	—	—	—	11	—	11
Distribution to noncontrolling interests	—	—	—	—	(6)	(6)
Common shares issued from treasury stock for stock-based compensation: 2,604,284	(106)	87	—	—	—	(19)
Stock-based compensation expense	49	—	—	—	—	49
Other	2	—	—	—	—	2
Balance at March 31, 2017	$5,222	$(17,391)	$27,584	$(1,827)	$72	$13,660

Three Months Ended March 31, 2018
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance[1]
Revenue recognition	—	—	(12)	—	—	$(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	$(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	$—
Balance at January 1, 2018	$5,593	$(17,005)	$26,265	$(1,203)	$69	$13,719
Profit of consolidated and affiliated companies	—	—	1,665	—	2	1,667
Foreign currency translation, net of tax	—	—	—	184	—	184
Pension and other postretirement benefits, net of tax	—	—	—	(9)	—	(9)
Derivative financial instruments, net of tax	—	—	—	23	—	23
Available-for-sale securities, net of tax	—	—	—	(11)	—	(11)
Change in ownership from noncontrolling interests	2	—	—	—	(5)	(3)
Dividends declared	—	—	(1)	—	—	(1)
Common shares issued from treasury stock for stock-based compensation: 3,426,757	(9)	158	—	—	—	149
Stock-based compensation expense	50	—	—	—	—	50
Common shares repurchased: 3,147,629 [2]	—	(500)	—	—	—	(500)
Other	4	—	—	—	—	4
Balance at March 31, 2018	$5,640	$(17,347)	$27,929	$(1,016)	$66	$15,272

[1] See Note 2 for additional information.
[2] See Note 11 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31
	2018	2017
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,667	$194
Adjustments for non-cash items:
Depreciation and amortization	681	710
Other	148	302
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(326)	(353)
Inventories	(803)	(444)
Accounts payable	486	732
Accrued expenses	66	132
Accrued wages, salaries and employee benefits	(1,110)	360
Customer advances	(46)	234
Other assets – net	165	(261)
Other liabilities – net	7	(64)
Net cash provided by (used for) operating activities	935	1,542

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(412)	(204)
Expenditures for equipment leased to others	(345)	(305)
Proceeds from disposals of leased assets and property, plant and equipment	258	234
Additions to finance receivables	(2,621)	(2,122)
Collections of finance receivables	2,671	2,272
Proceeds from sale of finance receivables	69	17
Investments and acquisitions (net of cash acquired)	(340)	(18)
Proceeds from sale of businesses and investments (net of cash sold)	12	—
Proceeds from sale of securities	89	89
Investments in securities	(197)	(65)
Other – net	16	9
Net cash provided by (used for) investing activities	(800)	(93)

Cash flow from financing activities:
Dividends paid	(467)	(452)
Common stock issued, including treasury shares reissued	149	(19)
Common shares repurchased	(500)	—
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	360
Financial Products	1,541	2,355
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(1)	(4)
Financial Products	(2,408)	(1,974)
Short-term borrowings – net (original maturities three months or less)	1,151	618
Other – net	(3)	(6)
Net cash provided by (used for) financing activities	(538)	878
Effect of exchange rate changes on cash	10	9
Increase (decrease) in cash and short-term investments and restricted cash	(393)	2,336
Cash and short-term investments and restricted cash at beginning of period	8,320	7,199
Cash and short-term investments and restricted cash at end of period	$7,927	$9,535

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2018 and 2017, (b) the consolidated comprehensive income for the three months ended March 31, 2018 and 2017, (c) the consolidated financial position at March 31, 2018 and December 31, 2017, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2018 and 2017 and (e) the consolidated cash flow for the three months ended March 31, 2018 and 2017.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).

The December 31, 2017 financial position data included herein is derived from the audited consolidated financial statements included in the 2017 Form 10-K but does not include all disclosures required by U.S. GAAP.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. See Note 2 for more information. In addition, deferred revenue of $233 million was reclassified from Other current liabilities to Customer advances in the December 31, 2017 Consolidated Statement of Financial Position.

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity.

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017
Receivables - trade and other	$30	$34
Receivables - finance	43	42
Long-term receivables - finance	34	38
Investments in unconsolidated affiliated companies	30	39
Guarantees[1]	—	259
Total	$137	$412

1 Related contract was terminated during the first quarter of 2018. No payments were made under the guarantee.

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

2.                                    New accounting guidance

Revenue recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018, and was applied to contracts that were not completed at the date of initial application on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2018. The prior period comparative information has not been recasted and continues to be reported under the accounting guidance in effect for those periods.

Under the new guidance, sales of certain turbine machinery units changed to a point-in-time recognition model. Under previous guidance, we accounted for these sales under an over-time model following the percentage-of-completion method as the product was manufactured. In addition, under the new guidance we began to recognize an asset for the value of expected replacement part returns and discontinued lease accounting treatment for certain product sales containing residual value guarantees.

See Note 3 for additional information.

The cumulative effect of initially applying the new revenue recognition guidance to our consolidated financial statements on January 1, 2018 was as follows:

Consolidated Statement of Financial Position
(Millions of dollars)	Balance as of December 31, 2017	Cumulative Impact from Adopting New Revenue Guidance	Balance as of January 1, 2018
Assets
Receivables - trade and other	$7,436	$(66)	$7,370
Prepaid expenses and other current assets	$1,772	$327	$2,099
Inventories	$10,018	$4	$10,022
Property, plant and equipment - net	$14,155	$(190)	$13,965
Noncurrent deferred and refundable income taxes	$1,693	$2	$1,695

Liabilities
Accrued expenses	$3,220	$226	$3,446
Customer advances	$1,426	$46	$1,472
Other current liabilities	$1,742	$(17)	$1,725
Other liabilities	$4,053	$(166)	$3,887

Shareholders' equity
Profit employed in the business	$26,301	$(12)	$26,289

The impact from adopting the new revenue recognition guidance on our consolidated financial statements was as follows:

	Three Months Ended March 31, 2018
(Millions of dollars)	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
Consolidated Statement of Results of Operations
Sales of Machinery, Energy & Transportation	$12,150	$12,145	$5
Cost of goods sold	$8,566	$8,560	$6
Other operating (income) expenses	$300	$306	$(6)
Operating profit	$2,108	$2,103	$5
Consolidated profit before taxes	$2,134	$2,129	$5
Provision (benefit) for income taxes	$472	$471	$1
Profit (loss) of consolidated companies	$1,662	$1,658	$4
Profit (loss) of consolidated and affiliated companies	$1,667	$1,663	$4
Profit	$1,665	$1,661	$4

Consolidated Statement of Financial Position
Assets
Receivables - trade and other	$7,894	$7,907	$(13)
Prepaid expenses and other current assets	$1,856	$1,568	$288
Inventories	$10,947	$10,956	$(9)
Noncurrent deferred and refundable income taxes	$1,687	$1,686	$1

Liabilities
Accrued expenses	$3,551	$3,325	$226
Customer advances	$1,399	$1,350	$49

Shareholders' equity
Profit employed in the business	$27,929	$27,937	$(8)

Recognition and measurement of financial assets and financial liabilities – In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance was effective January 1, 2018, and was applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2018. The adoption did not have a material impact on our financial statements.

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance is effective January 1, 2019, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented and provides for certain practical expedients. An implementation team is currently designing new processes and controls and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements. We plan to adopt the new guidance effective January 1, 2019.

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

Classification for certain cash receipts and cash payments – In August 2016, the FASB issued accounting guidance related to the presentation and classification of certain transactions in the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018, and was applied on a retrospective basis. The adoption did not have a material impact on our financial statements.

Tax accounting for intra-entity asset transfers – In October 2016, the FASB issued accounting guidance that requires the recognition of tax expense from the sales of intra-entity assets in the seller's tax jurisdiction at the time of transfer. The new guidance does not apply to intra-entity transfers of inventory. Under previous guidance, the tax effects of these assets were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The guidance was effective January 1, 2018, and was applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2018. The adoption did not have a material impact on our financial statements.

Classification of restricted cash – In November 2016, the FASB issued accounting guidance related to the presentation and classification of changes in restricted cash on the statement of cash flows where diversity in practice exists. The guidance was effective January 1, 2018, and was applied on a retrospective basis. The adoption did not have a material impact on our financial statements.

Presentation of net periodic pension costs and net periodic postretirement benefit costs – In March 2017, the FASB issued accounting guidance that requires that an employer disaggregate the service cost component from the other components of net benefit cost. Service cost is required to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be reported outside the subtotal for income from operations. Additionally, only the service cost component of net benefit costs is eligible for capitalization. The guidance was effective January 1, 2018. We applied the presentation changes retrospectively and the capitalization change prospectively. The adoption primarily resulted in the reclassification of other components of net periodic benefit cost outside of Operating profit in the Consolidated Statement of Results of Operations.

Consolidated Statement of Results of Operations	Three Months Ended March 31, 2017
(Millions of dollars)	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$6,801	$6,758	$43
Selling, general and administrative expenses	$1,061	$1,045	$16
Research and development expenses	$425	$418	$7
Other operating (income) expenses	$996	$1,025	$(29)
Total operating costs	$9,442	$9,405	$37
Operating profit	$380	$417	$(37)
Other income (expense)	$32	$(5)	$37

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

The guidance was effective January 1, 2018, and was applied prospectively. The adoption did not have a material impact on our financial statements.

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. The guidance is effective January 1, 2019, with early adoption permitted. The impact on our financial statements at the time of adoption will primarily be reclassification of our gains (losses) for designated ME&T foreign exchange contracts from Other income (expense) to components of Operating profit in the Consolidated Statement of Results of Operations.

Reclassification of certain tax effects from accumulated other comprehensive income – In February 2018, the FASB issued accounting guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. tax reform legislation. The new guidance is required to be applied either in the period of adoption or retrospectively to each period affected by U.S. tax reform legislation. The guidance is effective January 1, 2019, with early adoption permitted. We are in the process of evaluating the effect of the new guidance on our financial statements.

3.	Sales and revenue recognition

A. Sales of Machinery, Energy & Transportation

Sales of Machinery, Energy & Transportation are recognized when all the following criteria are satisfied: (i) a contract with an independently owned and operated dealer or an end user exists which has commercial substance; (ii) it is probable we will collect the amount charged to the dealer or end user; and (iii) we have completed our performance obligation whereby the dealer or end user has obtained control of the product. A contract with commercial substance exists once we receive and accept a purchase order under a dealer sales agreement, or once we enter into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of our products typically transfers when title and risk of ownership of the product has transferred to the dealer or end user. Typically, where product is produced and sold in the same country, title and risk of ownership transfer when the product is shipped. Products that are exported from a country for sale typically transfer title and risk of ownership at the border of the destination country.

Our remanufacturing operations are primarily focused on the remanufacture of Cat engines and components and rail related products.  In this business, used engines and related components (core) are inspected, cleaned and remanufactured.  In connection with the sale of our remanufactured product to dealers, we collect a deposit that is repaid if the dealer returns an acceptable core within a specified time period.  Caterpillar owns and has title to the cores when they are returned from dealers.  The rebuilt engine or component (the core plus any new content) is then sold as a remanufactured product to dealers and end users.  Revenue is recognized pursuant to the same criteria as Machinery, Energy & Transportation sales noted above (title and risk of ownership of the entire remanufactured product passes to the dealer or end user upon sale).  At the time of sale, the deposit is recognized in Other current liabilities in the Consolidated Statement of Financial Position, and the core to be returned is recognized as an asset in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position at the estimated replacement cost (based on historical experience with usable cores).  Upon receipt of an acceptable core, we repay the deposit and relieve the liability.  The returned core is then included in inventory. In the event that the deposit is forfeited (i.e. upon failure by the dealer to return an acceptable core in the specified time period), we recognize the core deposit and the cost of the core in Sales and Cost of goods sold, respectively.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  Generally, the cost of these discounts is estimated for each product by model by geographic region based on historical experience and known changes in merchandising programs. The cost of these discounts is reported as a reduction to the transaction price when the product sale is recognized. A corresponding post-sale discount reserve is accrued in the Consolidated Statement of Financial Position, which represents discounts we expect to pay on previously sold units. If discounts paid differ from those estimated, the difference is reported as a change in the transaction price.

Except for replacement parts, no right of return exists on the sale of our products.  We estimate replacement part returns based on historical experience and recognize a parts return asset in Prepaid expenses and other current assets in the

Consolidated Statement of Financial Position, which represents our right to recover replacement parts we expect will be returned. We also recognize a refund liability in Other current liabilities in the Consolidated Statement of Financial Position for the refund we expect to pay for returned parts. If actual replacement part returns differ from those estimated, the difference in the estimated replacement part return asset and refund liability is recognized in Cost of goods sold and Sales, respectively.

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In addition, Cat Financial provides wholesale inventory financing for a dealer's purchase of inventory. Wholesale inventory receivables have varying payment terms and are included in Receivables - trade and other and Long-term receivables - trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,821 million and $6,399 million as of March 31, 2018 and January 1, 2018, respectively, and are recognized in Receivables - trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $614 million and $639 million as of March 31, 2018 and January 1, 2018, respectively, and are recognized in Long-term receivables - trade and other in the Consolidated Statement of Financial Position.

We establish a bad debt allowance for Machinery, Energy & Transportation receivables when it becomes probable that the receivable will not be collected. Our allowance for bad debts is not significant.

We invoice in advance of recognizing the sale of certain products. Advanced customer payments are recognized as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Long-term customer advances recognized in Other liabilities in the Consolidated Statement of Financial Position were $424 million and $396 million as of March 31, 2018 and January 1, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three-month period ending March 31, 2018, we recognized $617 million of revenue that was recorded as a contract liability at the beginning of the period.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of March 31, 2018, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.5 billion, of which $2.4 billion is expected to be completed and revenue recognized in the twelve months following March 31, 2018. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

Sales and other related taxes are excluded from the transaction price. Shipping and handling costs associated with outbound freight after control over a product has transferred are accounted for as a fulfillment cost and are included in Cost of goods sold.

We provide a standard manufacturer’s warranty of our products at no additional cost. At the time a sale is recognized, we record estimated future warranty costs. See Note 10 for further discussion of our product warranty liabilities.

See Note 15 for further disaggregated sales and revenues information.

B. Revenues of Financial Products

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

Recognition of finance revenue and rental revenue is suspended and the account is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). Recognition is resumed, and previously suspended income is recognized, when the account becomes current and collection of remaining amounts is considered probable. See Note 16 for more information.

Revenues are presented net of sales and other related taxes.

4.                                     Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Our stock-based compensation primarily consists of stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs) and stock-settled stock appreciation rights (SARs).

Beginning with the 2018 grant, RSU and PRSU awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of Common Stock. The fair value of the RSU and PRSU awards granted in 2018 was determined as the closing stock price on the date of grant. Prior to 2018, RSU and PRSU awards were not credited with dividend equivalent units and the fair value was determined by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends were based on Caterpillar's quarterly dividend per share at the time of grant.

We recognized pretax stock-based compensation expense of $50 million and $49 million for the three months ended March 31, 2018 and 2017, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,566,788	$46.18	$151.12	2,701,644	$25.01	$95.66
RSUs	676,228	$151.12	$151.12	906,068	$89.76	$95.63
PRSUs	339,559	$151.12	$151.12	437,385	$86.78	$95.66

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2018 and 2017, respectively:

	Grant Year
	2018	2017
Weighted-average dividend yield	2.70%	3.42%
Weighted-average volatility	30.2%	29.2%
Range of volatilities	21.5-33.0%	22.1-33.0%
Range of risk-free interest rates	2.02-2.87%	0.81-2.35%
Weighted-average expected lives	8 years	8 years

As of March 31, 2018, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $327 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

5.                                     Derivative financial instruments and risk management

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of March 31, 2018, the maximum term of these outstanding contracts was approximately 51 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery, Energy & Transportation foreign currency contracts are undesignated.

As of March 31, 2018, $16 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions, and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities, and exchange rate risk associated with future transactions denominated in foreign currencies. Our foreign currency forward and option contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed-rate assets and liabilities.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2018	December 31, 2017
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$24	$8
Machinery, Energy & Transportation	Long-term receivables – trade and other	13	4
Machinery, Energy & Transportation	Accrued expenses	(4)	(14)
Machinery, Energy & Transportation	Other liabilities	—	(2)
Financial Products	Long-term receivables – trade and other	1	7
Financial Products	Accrued expenses	(94)	(57)
Interest rate contracts
Financial Products	Long-term receivables – trade and other	2	3
Financial Products	Accrued expenses	(3)	(2)
		$(61)	$(53)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$19	$19
Machinery, Energy & Transportation	Accrued expenses	(3)	(9)
Financial Products	Receivables – trade and other	14	12
Financial Products	Accrued expenses	(19)	(9)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	9	21
Machinery, Energy & Transportation	Accrued expenses	(3)	—
		$17	$34

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017

Machinery, Energy & Transportation	$2,683	$3,190
Financial Products	$5,360	$3,691

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
		Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Millions of dollars)	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(2)	$2	$(1)	$1
		$(2)	$2	$(1)	$1

Cash Flow Hedges
	Three Months Ended March 31, 2018
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$39	Other income (expense)	$1	$—
Financial Products	(33)	Other income (expense)	(29)	—
Financial Products	—	Interest expense of Financial Products	3	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	—	—
Financial Products	—	Interest expense of Financial Products	1	—
	$6		$(24)	$—

	Three Months Ended March 31, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$33	Other income (expense)	$(39)	$—
Financial Products	(18)	Other income (expense)	(22)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	—	Interest expense of Financial Products	1	—
	$15		$(62)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$16	$13
Financial Products	Other income (expense)	(7)	(7)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(9)	1
		$—	$7

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2018 and December 31, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

March 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$65	$—	$65	$(9)	$—	$56
Financial Products	17	—	17	(4)	—	13
Total	$82	$—	$82	$(13)	$—	$69

March 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(10)	$—	$(10)	$9	$—	$(1)
Financial Products	(116)	—	(116)	4	—	(112)
Total	$(126)	$—	$(126)	$13	$—	$(113)

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$52	$—	$52	$(22)	$—	$30
Financial Products	22	—	22	(10)	—	12
Total	$74	$—	$74	$(32)	$—	$42

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(25)	$—	$(25)	$22	$—	$(3)
Financial Products	(68)	—	(68)	10	—	(58)
Total	$(93)	$—	$(93)	$32	$—	$(61)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2018	December 31, 2017
Raw materials	$3,179	$2,802
Work-in-process	2,465	2,254
Finished goods	5,114	4,761
Supplies	189	201
Total inventories	$10,947	$10,018

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2018
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,527	$(1,159)	$1,368
Intellectual property	11	1,569	(878)	691
Other	13	197	(93)	104
Total finite-lived intangible assets	14	$4,293	$(2,130)	$2,163

		December 31, 2017
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,441	$(1,122)	$1,319
Intellectual property	11	1,538	(851)	687
Other	13	198	(93)	105
Total finite-lived intangible assets	14	$4,177	$(2,066)	$2,111

During the first quarter of 2018, we acquired finite-lived intangible assets of $112 million and $5 million due to the purchase of ECM S.p.A. and Downer Freight Rail, respectively. See Note 20 for details on these acquisitions.

Amortization expense for the three months ended March 31, 2018 and 2017 was $83 million and $79 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2018	2019	2020	2021	2022	Thereafter
$251	$328	$317	$299	$279	$689

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2018 or 2017.

During the first quarter of 2018, we acquired net assets with related goodwill of $124 million in the Energy & Transportation segment. We recorded goodwill of $112 million related to the acquisition of ECM S.p.A. and $12 million related to the acquisition of Downer Freight Rail. See Note 20 for details on these acquisitions.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2018 were as follows:

(Millions of dollars)	December 31, 2017	Acquisitions [1]	Other Adjustments [2]	March 31, 2018
Construction Industries
Goodwill	$305	$—	$8	$313
Impairments	(22)	—	—	(22)
Net goodwill	283	—	8	291
Resource Industries
Goodwill	4,232	—	24	4,256
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,057	—	24	3,081
Energy & Transportation
Goodwill	2,806	124	16	2,946
All Other [3]
Goodwill	54	—	4	58
Consolidated total
Goodwill	7,397	124	52	7,573
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,200	$124	$52	$6,376

1 See Note 20 for additional details.
2 Other adjustments are comprised primarily of foreign currency translation.
3 Includes All Other operating segments (See Note 15).

8.                                     Investments in debt and equity securities

We have investments in certain debt and equity securities, primarily at Insurance Services, which are recorded at fair value and are primarily included in Other assets in the Consolidated Statement of Financial Position.

Debt securities have been classified as available-for-sale and the unrealized gains and losses arising from the revaluation of these debt securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position). Realized gains and losses on sales of debt investments are generally determined using the specific identification method and are included in Other income (expense) in the Consolidated Statement of Results of Operations.

Beginning January 1, 2018, we adopted new accounting guidance issued by the FASB resulting in the unrealized gains and losses arising from the revaluation of these equity securities to be included in Other income (expense) in the Consolidated Statement of Results of Operations. Prior to January 1, 2018, the unrealized gains and losses arising from revaluation of the available-for-sale equity securities and the Real Estate Investment Trust were included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  See Note 2 for additional information.

The cost basis and fair value of debt and equity securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	March 31, 2018			December 31, 2017
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$13	$—	$13	$10	$—	$10
Other U.S. and non-U.S. government bonds	51	—	51	42	—	42

Corporate bonds
Corporate bonds	649	(9)	640	585	(1)	584
Asset-backed securities	63	—	63	67	—	67

Mortgage-backed debt securities
U.S. governmental agency	292	(7)	285	265	(4)	261
Residential	8	—	8	8	—	8
Commercial	17	(1)	16	17	—	17
Total debt securities	$1,093	$(17)	$1,076	$994	$(5)	$989

Equity securities[1]
Large capitalization value				287	(3)	284
Real estate investment trust (REIT)				104	6	110
Smaller company growth				40	16	56
Total equity securities				$431	$19	$450

[1] Beginning January 1, 2018, the unrealized gains and losses arising from the revaluation of the equity securities are included in Other income (expense) in the Consolidated Statement of Results of Operations. See Note 2 for additional information.

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2018
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$501	$9	$35	$1	$536	$10
Mortgage-backed debt securities
U.S. governmental agency	160	3	103	4	263	7
Total	$661	$12	$138	$5	$799	$17

	December 31, 2017
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$312	$2	$38	$—	$350	$2
Mortgage-backed debt securities
U.S. governmental agency	129	1	110	3	239	4
Equity securities
Large capitalization value	129	5	14	2	143	7
Smaller company growth	17	1	1	—	18	1
Total	$587	$9	$163	$5	$750	$14

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2018.

Mortgage-Backed Debt Securities. The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of March 31, 2018.

The cost basis and fair value of the available-for-sale debt securities at March 31, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2018
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$127	$127
Due after one year through five years	513	506
Due after five years through ten years	117	115
Due after ten years	19	19
U.S. governmental agency mortgage-backed securities	292	285
Residential mortgage-backed securities	8	8
Commercial mortgage-backed securities	17	16
Total debt securities – available-for-sale	$1,093	$1,076

Sales of available-for-sale securities:
	Three Months Ended March 31
(Millions of dollars)	2018[1]	2017
Proceeds from the sale of available-for-sale securities	$73	$89
Gross gains from the sale of available-for-sale securities	$—	$1
Gross losses from the sale of available-for-sale securities	$—	$1

[1] Beginning January 1, 2018, equity securities are no longer classified as available-for-sale securities. See Note 2 for additional information.

For the three months ended March 31, 2018, the net unrealized losses for equity securities with a readily determinable fair value were $2 million, and there were no realized net gains (losses) recognized on the sale of equity securities with a readily determinable fair value.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

In the first quarter of 2017, we announced the closure of our Gosselies, Belgium, facility. This announcement impacted certain employees that participated in a defined benefit pension plan and resulted in a net loss of $20 million in the first quarter of 2017 for curtailment and termination benefits. In addition during the first quarter of 2017, we announced the decision to phase out production at our Aurora, Illinois, facility, which resulted in termination benefits of $9 million for certain hourly employees that participate in our U.S. hourly defined benefit pension plan.
See Note 19 for more information on the Gosselies closure.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	March 31		March 31		March 31
	2018	2017	2018	2017	2018	2017
For the three months ended:
Components of net periodic benefit cost:
Service cost	$32	$29	$22	$23	$21	$19
Interest cost	133	131	25	25	31	33
Expected return on plan assets	(202)	(184)	(56)	(57)	(8)	(9)
Amortization of prior service cost (credit) [1]	—	—	—	—	(9)	(5)
Curtailments and termination benefits	—	9	—	20	—	—
Net periodic benefit cost (benefit) [2]	$(37)	$(15)	$(9)	$11	$35	$38

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	3.7%	4.2%	2.3%	2.3%	3.5%	3.9%
Discount rate used to measure interest cost	3.2%	3.3%	2.2%	2.3%	3.2%	3.3%
Expected rate of return on plan assets	6.3%	6.7%	5.2%	5.9%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.6%	4.0%

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

[2]
The service cost component of net periodic pension and other postretirement benefits cost (benefit) is included in Operating costs in the Consolidated Statement of Results of Operations. All other components of net periodic pension and other postretirement benefits cost (benefit) are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $152 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2018. We currently anticipate full-year 2018 contributions of approximately $365 million. We made $106 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2017.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended March 31
(Millions of dollars)	2018	2017
U.S. Plans	$73	$80
Non-U.S. Plans	22	16
	$95	$96

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both March 31, 2018 and December 31, 2017, the related liability was $8 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017
Caterpillar dealer performance guarantees	$1,341	$1,313
Customer loan guarantees	27	40
Supplier consortium performance guarantees	574	565
Third party logistics business lease guarantees	69	69
Other guarantees	123	118
Total guarantees	$2,134	$2,105

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2018 and December 31, 2017, the SPC’s assets of $1,084 million and $1,107 million, respectively, were primarily comprised of loans to dealers and the SPC’s liabilities of $1,083 million and $1,106 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2018
Warranty liability, January 1	$1,419
Reduction in liability (payments)	(175)
Increase in liability (new warranties)	174
Warranty liability, March 31	$1,418

(Millions of dollars)	2017
Warranty liability, January 1	$1,258
Reduction in liability (payments)	(860)
Increase in liability (new warranties)	1,021
Warranty liability, December 31	$1,419

11.                               Profit per share

Computations of profit per share:	Three Months Ended March 31
(Dollars in millions except per share data)	2018	2017
Profit for the period (A) [1]	$1,665	$192
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	598.0	587.5
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	10.0	5.7
Average common shares outstanding for fully diluted computation (C) [2]	608.0	593.2
Profit per share of common stock:
Assuming no dilution (A/B)	$2.78	$0.33
Assuming full dilution (A/C) [2]	$2.74	$0.32
Shares outstanding as of March 31 (in millions)	597.9	589.1

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 1,557,275 and 12,644,654 common shares were outstanding for the three months ended March 31, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. During the first quarter of 2018, a total of 3.1 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $500 million. As of March 31, 2018, approximately $5.0 billion of the $10.0 billion authorization was spent.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended March 31, 2018
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance[1]	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	183	(2)	5	(11)	175
Amounts reclassified from accumulated other comprehensive (income) loss	1	(7)	18	—	12
Other comprehensive income (loss)	184	(9)	23	(11)	187
Balance at March 31, 2018	$(1,021)	$37	$(18)	$(14)	$(1,016)

Three Months Ended March 31, 2017
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	145	8	10	8	171
Amounts reclassified from accumulated other comprehensive (income) loss	2	(4)	40	3	41
Other comprehensive income (loss)	147	4	50	11	212
Balance at March 31, 2017	$(1,823)	$18	$(65)	$43	$(1,827)

[1] See Note 2 for additional information.

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended March 31
(Millions of dollars)	Classification of income (expense)	2018	2017

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(1)	$(2)
Tax (provision) benefit		—	—
Reclassifications net of tax		$(1)	$(2)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$9	$5
Tax (provision) benefit		(2)	(1)
Reclassifications net of tax		$7	$4

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(28)	$(61)
Foreign exchange contracts	Interest expense of Financial Products	3	—
Interest rate contracts	Interest expense excluding Financial Products	—	(2)
Interest rate contracts	Interest expense of Financial Products	1	1
Reclassifications before tax		(24)	(62)
Tax (provision) benefit		6	22
Reclassifications net of tax		$(18)	$(40)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$(4)
Tax (provision) benefit		—	1
Reclassifications net of tax		$—	$(3)

Total reclassifications from Accumulated other comprehensive income (loss)		$(12)	$(41)

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

In addition, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters, intellectual property rights, taxes (other than income taxes) and securities laws. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. However, we believe there is no more than a remote chance that any liability arising from these matters would be material. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

14.                              Income taxes

The provision for income taxes for the first three months of 2018 reflects an estimated annual tax rate of 24 percent, compared to 32 percent for the first three months of 2017, excluding the discrete items discussed in the following paragraph. The decrease is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

In addition, a discrete tax benefit of $40 million was recorded in the first three months of 2018, compared to $17 million in the first three months of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes in the first three months of 2017 also included a $15 million increase to prior year taxes related to non-U.S. restructuring costs.

Our analysis of U.S. tax reform legislation, updated through March 31, 2018, resulted in no change to the 2017 year-end provisional charge of $2.371 billion. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances.

On January 31, 2018, we received a Revenue Agent's Report from the Internal Revenue Service (IRS) indicating the end of the field examination of our U.S. income tax returns for 2010 to 2012. In the audits of 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by Caterpillar SARL, based on the IRS examination team's application of the "substance-over-form" or "assignment-of-income" judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. income tax returns on this same basis for years after 2012. Based on the information currently available, we do not anticipate a significant increase or decrease to our unrecognized tax benefits for this matter within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Segment information for 2017 has been recast due to our adoption of new accounting guidance issued by the FASB related to the presentation of net periodic pension costs and net period postretirement benefit costs. Prior service cost (credits) is no longer included in segment profit. See Note 2 for additional information.

B.	Description of segments

We have six operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segments:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers, backhoe loaders, compactors, cold planers, compact track and multi-terrain loaders, mini, small, medium and large track excavators, forestry excavators, feller bunchers, harvesters, knuckleboom loaders, motor graders, pipelayers, road reclaimers, site prep tractors, skidders, skid steer loaders, telehandlers, small and medium track-type tractors, track-type loaders, wheel excavators, compact, small and medium wheel loaders and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Cat engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

Financial Products Segment:  Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of our equipment. The segment also earns revenues from Machinery, Energy & Transportation but the related costs are not allocated to operating segments.

All Other operating segments:  Primarily includes activities such as: business strategy, product management and development, and manufacturing of filters and fluids, undercarriage, ground engaging tools, fluid transfer products, precision seals, and rubber sealing and connecting components primarily for Cat products; parts distribution; integrated logistics solutions, distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other operating segments are included as a reconciling item between reportable segments and consolidated external reporting.

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

•	Stock-based compensation expense is not included in segment profit.

•	Postretirement benefit expenses are split; segments are generally responsible for service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•
Machinery, Energy & Transportation segment profit is determined on a pretax basis and excludes interest expense and other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 34 to 38 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, primarily included in Cost of goods sold. A table, Reconciliation of Restructuring costs on page 36, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 18 for more information.

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

Reportable Segments
Three Months Ended March 31
(Millions of dollars)
	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$5,659		$18	$5,677	$89	$1,117	$4,961	$42
Resource Industries	2,208		101	2,309	116	378	6,172	23
Energy & Transportation	4,276		943	5,219	158	874	8,119	162
Machinery, Energy & Transportation	$12,143		$1,062	$13,205	$363	$2,369	$19,252	$227
Financial Products Segment	793	[1]	—	793	203	141	35,332	361
Total	$12,936		$1,062	$13,998	$566	$2,510	$54,584	$588

	2017
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,091		$9	$4,100	$102	$634	$4,838	$21
Resource Industries	1,670		91	1,761	127	160	6,403	21
Energy & Transportation	3,356		780	4,136	158	545	7,564	116
Machinery, Energy & Transportation	$9,117		$880	$9,997	$387	$1,339	$18,805	$158
Financial Products Segment	760	[1]	—	760	208	183	34,893	271
Total	$9,877		$880	$10,757	$595	$1,522	$53,698	$429

1 Includes revenues from Machinery, Energy & Transportation of $105 million and $86 million in the first quarter of 2018 and 2017, respectively.

For the three months ending March 31, 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
First Quarter 2018
Construction Industries	$2,620	$344	$1,067	$1,628	$5,659
Resource Industries	798	360	520	530	2,208
Energy & Transportation	2,225	280	1,092	679	4,276
All Other operating segments	15	—	4	18	37
Corporate Items and Eliminations	(28)	1	(3)	—	(30)
Machinery, Energy & Transportation Sales	5,630	985	2,680	2,855	12,150

Financial Products Segment	512	74	101	106	793
Corporate Items and Eliminations	(49)	(13)	(5)	(17)	(84)
Financial Products Revenues	463	61	96	89	709

Consolidated Sales and Revenues	$6,093	$1,046	$2,776	$2,944	$12,859

For the three months ending March 31, 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
(Millions of dollars)	Three Months Ended March 31, 2018
Oil and gas	$1,215
Power generation	969
Industrial	906
Transportation	1,186
Energy & Transportation External Sales	$4,276

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2017
Total external sales and revenues from reportable segments	$9,117	$760	$—		$9,877
All Other operating segments	37	—	—		37
Other	(24)	17	(85)	[1]	(92)
Total sales and revenues	$9,130	$777	$(85)		$9,822
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2018
Total profit from reportable segments	$2,369	$141	$2,510
All Other operating segments	57	—	57
Cost centers	27	—	27
Corporate costs	(168)	—	(168)
Timing	(84)	—	(84)
Restructuring costs	(69)	—	(69)
Methodology differences:
Inventory/cost of sales	(8)	—	(8)
Postretirement benefit expense	87	—	87
Stock-based compensation expense	(48)	(2)	(50)
Financing costs	(78)	—	(78)
Currency	3	—	3
Other income/expense methodology differences	(78)	—	(78)
Other methodology differences	(13)	(2)	(15)
Total consolidated profit before taxes	$1,997	$137	$2,134

Three Months Ended March 31, 2017
Total profit from reportable segments	$1,339	$183	$1,522
All Other operating segments	(14)	—	(14)
Cost centers	7	—	7
Corporate costs	(115)	—	(115)
Timing	(38)	—	(38)
Restructuring costs	(751)	(1)	(752)
Methodology differences:			—
Inventory/cost of sales	(68)	—	(68)
Postretirement benefit expense	47	—	47
Stock-based compensation expense	(47)	(2)	(49)
Financing costs	(130)	—	(130)
Currency	(39)	—	(39)
Other income/expense methodology differences	(55)	—	(55)
Other methodology differences	(31)	4	(27)
Total consolidated profit before taxes	$105	$184	$289

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Three Months Ended March 31, 2018
Construction Industries	$1,117	$(14)	$1,103
Resource Industries	378	(44)	334
Energy & Transportation	874	(5)	869
Financial Products Segment	141	—	141
All Other operating segments	57	(4)	53
Total	$2,567	$(67)	$2,500

Three Months Ended March 31, 2017
Construction Industries	$634	$(667)	$(33)
Resource Industries	160	(59)	101
Energy & Transportation	545	(14)	531
Financial Products Segment	183	(1)	182
All Other operating segments	(14)	(6)	(20)
Total	$1,508	$(747)	$761

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2018
Total assets from reportable segments	$19,252	$35,332	$—	$54,584
All Other operating segments	1,342	—	—	1,342
Items not included in segment assets:
Cash and short-term investments	7,034	—	—	7,034
Intercompany receivables	1,630	—	(1,630)	—
Investment in Financial Products	4,225	—	(4,225)	—
Deferred income taxes	2,116	—	(537)	1,579
Goodwill and intangible assets	4,572	—	—	4,572
Property, plant and equipment – net and other assets	2,261	—	—	2,261
Operating lease methodology difference	(174)	—	—	(174)
Inventory methodology differences	(2,214)	—	—	(2,214)
Liabilities included in segment assets	9,657	—	—	9,657
Other	(589)	(8)	(30)	(627)
Total assets	$49,112	$35,324	$(6,422)	$78,014

December 31, 2017
Total assets from reportable segments	$18,805	$34,893	$—	$53,698
All Other operating segments	1,312	—	—	1,312
Items not included in segment assets:
Cash and short-term investments	7,381	—	—	7,381
Intercompany receivables	1,733	—	(1,733)	—
Investment in Financial Products	4,064	—	(4,064)	—
Deferred income taxes	2,166	—	(574)	1,592
Goodwill and intangible assets	4,210	—	—	4,210
Property, plant and equipment – net and other assets	2,341	—	—	2,341
Operating lease methodology difference	(191)	—	—	(191)
Inventory methodology differences	(2,287)	—	—	(2,287)
Liabilities included in segment assets	9,352	—	—	9,352
Other	(399)	(14)	(33)	(446)
Total assets	$48,487	$34,879	$(6,404)	$76,962

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2018
Total depreciation and amortization from reportable segments	$363	$203	$566
Items not included in segment depreciation and amortization:
All Other operating segments	57	—	57
Cost centers	31	—	31
Other	17	10	27
Total depreciation and amortization	$468	$213	$681

Three Months Ended March 31, 2017
Total depreciation and amortization from reportable segments	$387	$208	$595
Items not included in segment depreciation and amortization:
All Other operating segments	54	—	54
Cost centers	35	—	35
Other	15	11	26
Total depreciation and amortization	$491	$219	$710

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2018
Total capital expenditures from reportable segments	$227	$361	$—	$588
Items not included in segment capital expenditures:
All Other operating segments	11	—	—	11
Cost centers	14	—	—	14
Timing	175	—	—	175
Other	(104)	77	(4)	(31)
Total capital expenditures	$323	$438	$(4)	$757

Three Months Ended March 31, 2017
Total capital expenditures from reportable segments	$158	$271	$—	$429
Items not included in segment capital expenditures:
All Other operating segments	20	—	—	20
Cost centers	9	—	—	9
Timing	88	—	—	88
Other	(66)	32	(3)	(37)
Total capital expenditures	$209	$303	$(3)	$509

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

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	Europe - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico, and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$353	$9	$362
Receivables written off	(40)	—	(40)
Recoveries on receivables previously written off	10	—	10
Provision for credit losses	66	—	66
Other	1	—	1
Balance at end of period	$390	$9	$399

Individually evaluated for impairment	$194	$—	$194
Collectively evaluated for impairment	196	9	205
Ending Balance	$390	$9	$399

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$971	$—	$971
Collectively evaluated for impairment	18,164	3,367	21,531
Ending Balance	$19,135	$3,367	$22,502

(Millions of dollars)	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$331	$10	$341
Receivables written off	(157)	—	(157)
Recoveries on receivables previously written off	43	—	43
Provision for credit losses	129	(1)	128
Other	7	—	7
Balance at end of year	$353	$9	$362

Individually evaluated for impairment	$149	$—	$149
Collectively evaluated for impairment	204	9	213
Ending Balance	$353	$9	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$942
Collectively evaluated for impairment	18,226	3,464	21,690
Ending Balance	$19,168	$3,464	$22,632

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

	March 31, 2018
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$73	$28	$38	$139	$7,934	$8,073	$6
Europe	20	23	54	97	2,759	2,856	10
Asia Pacific	23	11	13	47	2,114	2,161	6
Mining	7	1	12	20	1,755	1,775	1
Latin America	49	43	143	235	1,460	1,695	3
Caterpillar Power Finance	41	57	209	307	2,268	2,575	28
Dealer
North America	—	—	—	—	1,937	1,937	—
Europe	—	—	—	—	191	191	—
Asia Pacific	—	—	—	—	486	486	—
Mining	—	—	—	—	4	4	—
Latin America	1	2	73	76	671	747	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$214	$165	$542	$921	$21,581	$22,502	$54

	December 31, 2017
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$7,950	$8,078	$8
Europe	21	10	46	77	2,718	2,795	13
Asia Pacific	13	7	14	34	2,009	2,043	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,531	1,765	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	1,920	1,920	—
Europe	—	—	—	—	222	222	—
Asia Pacific	—	—	—	—	553	553	—
Mining	—	—	—	—	4	4	—
Latin America	—	72	—	72	691	763	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$165	$192	$448	$805	$21,827	$22,632	$36

As of March 31, 2018, Cat Financial had $221 million of finance receivables classified as held for sale.

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of March 31, 2018 or December 31, 2017, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	March 31, 2018			December 31, 2017
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$16	$16	$—	$19	$19	$—
Europe	7	7	—	45	45	—
Asia Pacific	27	27	—	34	33	—
Mining	50	50	—	121	121	—
Latin America	46	46	—	45	45	—
Caterpillar Power Finance	195	207	—	160	172	—
Total	$341	$353	$—	$424	$435	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$60	$58	$21	$44	$43	$17
Europe	49	49	13	9	8	5
Asia Pacific	4	4	1	8	8	2
Mining	67	67	18	—	—	—
Latin America	71	71	40	95	106	42
Caterpillar Power Finance	379	381	101	362	365	83
Total	$630	$630	$194	$518	$530	$149

Total Impaired Finance Receivables
North America	$76	$74	$21	$63	$62	$17
Europe	56	56	13	54	53	5
Asia Pacific	31	31	1	42	41	2
Mining	117	117	18	121	121	—
Latin America	117	117	40	140	151	42
Caterpillar Power Finance	574	588	101	522	537	83
Total	$971	$983	$194	$942	$965	$149

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$17	$—	$10	$—
Europe	36	—	49	—
Asia Pacific	31	1	9	—
Mining	103	1	128	1
Latin America	45	1	72	1
Caterpillar Power Finance	172	2	267	3
Total	$404	$5	$535	$5

Impaired Finance Receivables With An Allowance Recorded
North America	$51	$1	$61	$—
Europe	19	—	6	—
Asia Pacific	6	—	45	1
Mining	17	—	—	—
Latin America	87	1	96	1
Caterpillar Power Finance	360	1	63	1
Total	$540	$3	$271	$3

Total Impaired Finance Receivables
North America	$68	$1	$71	$—
Europe	55	—	55	—
Asia Pacific	37	1	54	1
Mining	120	1	128	1
Latin America	132	2	168	2
Caterpillar Power Finance	532	3	330	4
Total	$944	$8	$806	$8

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

As of March 31, 2018, there were finance receivables on non-accrual status for the Dealer portfolio segment of $73 million, all of which were in the Latin America finance receivable class. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	March 31, 2018	December 31, 2017
North America	$50	$38
Europe	50	37
Asia Pacific	8	10
Mining	14	63
Latin America	174	192
Caterpillar Power Finance	339	343
Total	$635	$683

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

As of March 31, 2018 and December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three months ended March 31, 2018 or 2017 for the Dealer portfolio segment. Cat Financial's investment in finance receivables in the Customer portfolio segment modified as TDRs during the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	13	$6	$6	9	$1	$1
Europe	—	—	—	1	—	—
Asia Pacific	—	—	—	5	39	30
Mining	1	29	29	2	57	56
Latin America	1	3	3	7	2	2
Caterpillar Power Finance	3	3	3	6	25	24
Total	18	$41	$41	30	$124	$113

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

Investments in debt and equity securities
We have investments in certain debt and equity securities, primarily at Insurance Services, that are recorded at fair value.  Fair values for our U.S. treasury bonds and large capitalization value and smaller company growth equity securities are based upon valuations for identical instruments in active markets.  Fair values for other government bonds, corporate bonds and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

In addition, Insurance Services has an equity investment in a real estate investment trust (REIT) which is recorded at fair value based on the net asset value (NAV) of the investment. Beginning January 1, 2018, we adopted new accounting guidance issued by the FASB which results in the fair value of the REIT no longer being classified within the fair value hierarchy. Prior to January 1, 2018, the fair value was classified as Level 3.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2018 and December 31, 2017 are summarized below:

	March 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$13	$—	$—	$—	$13
Other U.S. and non-U.S. government bonds	—	51	—	—	51
Corporate bonds
Corporate bonds	—	640	—	—	640
Asset-backed securities	—	63	—	—	63
Mortgage-backed debt securities
U.S. governmental agency	—	285	—	—	285
Residential	—	8	—	—	8
Commercial	—	16	—	—	16
Total debt securities	13	1,063	—	—	1,076
Equity securities
Large capitalization value	281	—	—	—	281
Smaller company growth	58	—	—	—	58
REIT	—	—	—	112	112
Total equity securities	339	—	—	112	451
Total assets	$352	$1,063	$—	$112	$1,527
Liabilities
Derivative financial instruments, net	—	44	—	—	44
Total liabilities	$—	$44	$—	$—	$44

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	42	—	42
Corporate bonds
Corporate bonds	—	584	—	584
Asset-backed securities	—	67	—	67
Mortgage-backed debt securities
U.S. governmental agency	—	261	—	261
Residential	—	8	—	8
Commercial	—	17	—	17
Total debt securities	10	979	—	989
Equity securities
Large capitalization value	284	—	—	284
Smaller company growth	56	—	—	56
REIT	—	—	110	110
Total equity securities	340	—	110	450
Total assets	$350	$979	$110	$1,439
Liabilities
Derivative financial instruments, net	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $390 million and $341 million as of March 31, 2018 and December 31, 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	March 31, 2018		December 31, 2017
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,888	$7,888	$8,261	$8,261	1
Restricted cash and short-term investments	$174	$174	$194	$194	1
Investments in debt and equity securities	$1,527	$1,527	$1,439	$1,439	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$15,174	$15,157	$15,452	$15,438	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	$1,068	$1,041	$1,153	$1,123	3	Note 16
Interest rate contracts – net	$—	$—	$1	$1	2	Note 5
Commodity contracts – net	$6	$6	$21	$21	2	Note 5

Liabilities
Short-term borrowings	$5,733	$5,733	$4,837	$4,837	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$7,988	$9,466	$7,935	$9,863	2
Financial Products	$21,594	$21,504	$22,106	$22,230	2
Foreign currency contracts – net	$49	$49	$41	$41	2	Note 5
Interest rate contracts – net	$1	$1	$—	$—	2	Note 5
Guarantees	$8	$8	$8	$8	3	Note 10

[1]	Total excluded items have a net carrying value at March 31, 2018 and December 31, 2017 of $7,180 million and $7,063 million, respectively.

18.                         Other income (expense)

	Three Months Ended March 31
(Millions of dollars)	2018	2017
Investment and interest income	$36	$22
Foreign exchange gains (losses)	(19)	(48)
License fee income	31	22
Net periodic pension and OPEB income (cost), excluding service cost	86	37
Miscellaneous income (loss)	(7)	(1)
Total	$127	$32

19.                              Restructuring costs

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

Restructuring costs for the three months ended March 31, 2018 and 2017 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2018	2017
Employee separations [1]	$33	$464
Contract terminations [1]	—	9
Long-lived asset impairments [1]	—	212
Defined benefit plan curtailments and termination benefits [2]	—	29
Other [3]	36	38
Total restructuring costs	$69	$752

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs and equipment relocation (all of which are primarily included in Cost of Goods sold).

For the three months ended March 31, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

The restructuring costs for the three months ended March 31, 2017, were primarily related to the closure of the facility in Gosselies, Belgium, within Construction Industries. The remaining costs were related to our decision to move production from the Aurora, Illinois, facility into other U.S. manufacturing facilities, as well as other ongoing manufacturing facility consolidations.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	33
Reduction in liability (payments)	(90)
Liability balance at March 31, 2018	$192

Most of the liability balance at March 31, 2018 is expected to be paid in 2018 and primarily includes employee separation payments related to closure of the Gosselies, Belgium, facility.
In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which will lead to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site are expected to be gradually phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $675 million. In the first three months of 2018, we incurred $10 million of restructuring costs, and we incurred $653 million in 2017 for a total of $663 million through March 31, 2018. We expect to recognize the remaining costs in 2018.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure as discussed above. In the first three months of 2018, we incurred $38 million of restructuring costs related to the Plan, and we incurred $817 million, $281 million and $569 million in 2017, 2016 and 2015, respectively, for a total of $1,705 million through March 31, 2018. We expect to recognize approximately $150 million of additional restructuring costs related to the Plan in 2018.

20.                         Acquisitions

ECM S.p.A.

On January 2, 2018, we acquired 100 percent of the equity in privately held ECM S.p.A. (ECM). Headquartered in Pistoia, Italy, ECM designs, manufactures, sells and services advanced signal systems for the rail industry. The ECM acquisition will enable us to expand our presence in the international freight and transit industries through a combination of broad product offerings and strong reputation in the signaling market. The purchase price for the acquisition was $225 million, consisting of $249 million paid at closing, net of $25 million of cash acquired and $1 million of debt assumed.

The transaction was financed with available cash. Tangible assets as of the acquisition date were $107 million, recorded at their fair values, and primarily included cash of $25 million, receivables of $31 million, inventories of $29 million, and property, plant and equipment of $17 million. Finite-lived intangible assets acquired of $112 million included customer relationships, developed technology and trade names. The finite lived intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of approximately 13 years. Liabilities assumed as of the acquisition date were $80 million, recorded at their fair values, and primarily included accounts payable of $38 million and net deferred tax liabilities of $25 million. Goodwill of $112 million, non-deductible for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill include ECM’s strategic fit into our rail product portfolio, the opportunity to provide a complete line-up of signaling and train control systems and the acquired assembled workforce. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the Energy & Transportation segment in Note 15. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Downer Freight Rail

On January 2, 2018, we completed the acquisition of certain assets and liabilities of the Downer Freight Rail business (Downer Freight Rail). Headquartered in North Ryde, Australia, Downer Freight Rail provides a full suite of rolling stock, aftermarket parts and services throughout Australia. The acquisition will strengthen our existing Rail footprint in Australia, which currently includes rolling stock maintenance facilities, as well as infrastructure and signaling facilities. The purchase price for the acquisition was $99 million.

The transaction was financed with available cash. Tangible assets as of the acquisition date were $92 million, recorded at their fair values, and primarily included receivables of $26 million, inventories of $42 million, and property, plant and equipment of $17 million. Finite-lived customer relationship intangible assets acquired were $5 million. The finite lived intangible assets are being amortized on a straight-line basis over an amortization period of 15 years. Liabilities assumed as of the acquisition date were $10 million, which represented their fair values. Goodwill of $12 million, not expected to be deducted for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill include Downer Freight Rail’s strategic fit into our rail product portfolio, the opportunity to expand our aftermarket parts and maintenance service portfolio in Australia and the acquired assembled workforce. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the Energy & Transportation segment in Note 15. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
First-quarter 2018 sales and revenues were $12.859 billion, a 31 percent increase from first-quarter 2017 sales and revenues of $9.822 billion. The increase was primarily due to higher sales volume driven by improved end-user demand and favorable changes in dealer inventories. The improvement in end-user demand was across all regions and most end markets. The impact of changes in dealer inventories was favorable as there was a more significant increase in the first quarter of 2018 than in the first quarter of 2017.
Strong end-user demand and favorable changes in dealer inventories drove higher sales volume across the three primary segments with the largest increase in Construction Industries. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan. Favorable price realization also contributed to the sales improvement.
Profit per share for the first quarter of 2018 was $2.74, an increase of $2.42 profit per share from the first quarter of 2017. Profit was $1.665 billion in the first quarter of 2018, an increase of $1.473 billion from the first quarter of 2017. Profit increased primarily due to higher sales volume and lower restructuring costs. Improved price realization was largely offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses and lower operating profit from Financial Products.
Highlights for the first quarter of 2018 include:

•
First-quarter sales and revenues were $12.859 billion, compared with $9.822 billion in the first quarter of 2017. Sales increased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues were about flat.

•
Profit per share was $2.74 in the first quarter of 2018, compared with $0.32 in the first quarter of 2017. Excluding restructuring costs of $0.08 per share, first-quarter 2018 adjusted profit per share was $2.82, compared to first-quarter 2017 adjusted profit per share of $1.28.

•
During the first quarter of 2018, Machinery, Energy & Transportation (ME&T) operating cash flow was $948 million and the company repurchased $500 million of Caterpillar common stock. The company ended the first quarter of 2018 with an enterprise cash balance of $7.9 billion.

Restructuring Costs
In recent years, we have incurred substantial restructuring costs to achieve a flexible and competitive cost structure. During the first quarter of 2018, we incurred $69 million of restructuring costs. During the first quarter of 2017, we incurred $752 million of restructuring costs primarily related to the closure of the facility in Gosselies, Belgium. In 2018, we expect restructuring actions to continue and anticipate costs of about $400 million.

Notes:

•	Glossary of terms is included on pages 61-62; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 67.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2017

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2017 (at left) and the first quarter of 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.
Sales and Revenues
Total sales and revenues were $12.859 billion in the first quarter of 2018, an increase of $3.037 billion, or 31 percent, compared with $9.822 billion in the first quarter of 2017. The increase was primarily due to higher sales volume driven by improved end-user demand across all regions and most end markets as well as favorable changes in dealer inventories. The impact of changes in dealer inventories was favorable as dealer inventories increased about $1.2 billion in the first quarter of 2018, compared to an increase of about $200 million in the first quarter of 2017. Dealers generally increase inventories during first quarter in preparation for the spring selling season and the company believes the increase in the first quarter of 2018 is reflective of current end-user demand. However, dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
Strong end-user demand and favorable changes in dealer inventories drove higher sales volume across the three primary segments with the largest increase in Construction Industries. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan. Favorable price realization across the three primary segments also contributed to the sales improvement.
The largest sales increase was in North America, which improved 33 percent as strong economic conditions in key end markets drove higher end-user demand. Also contributing to the increase was the impact of a more significant increase in dealer inventories in the first quarter of 2018 than in the first quarter of 2017.
Asia/Pacific sales increased 44 percent mostly due to higher end-user demand, primarily for construction equipment in China, the impact of favorable changes in dealer inventories and a stronger Chinese yuan. The impact of changes in dealer inventories was favorable as dealer inventories increased slightly in the first quarter of 2018, compared to a decrease in the first quarter of 2017.
EAME sales increased 25 percent primarily due to the impact of a stronger euro, the impact of favorable changes in dealer inventories and higher end-user demand as economic conditions have improved. The impact of changes in dealer inventories was favorable as increases were greater in the first quarter of 2018 than in the first quarter of 2017.
Sales increased 24 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels.
We continue to work with our global suppliers to respond to significant increases in demand. Although constraints remain for some parts and components, we are seeing improvements in material flows.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2017 (at left) and the first quarter of 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the first quarter of 2018 was $2.108 billion, compared to $380 million in the first quarter of 2017. The increase of $1.728 billion was mostly due to higher sales volume and lower restructuring costs. Favorable price realization was largely offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses and lower operating profit from Financial Products.
Manufacturing costs were about flat as lower warranty expense and the favorable impact from cost absorption were about offset by higher material costs, freight costs and short-term incentive compensation expense. Cost absorption was favorable as inventory increased more in the first quarter of 2018 than in the first quarter of 2017 due to higher production volumes in 2018. Material costs were unfavorable primarily due to increases in steel prices. SG&A/R&D expenses were unfavorable mostly due to higher short-term incentive compensation expense and targeted investments that primarily impacted SG&A. During the remainder of 2018, we expect unfavorable cost absorption from decreasing inventory levels, higher material costs due to further increases in steel and other commodity prices and increased spending from targeted investments, including expanded offerings and services to support profitable growth initiatives. For the full year, we expect favorable price realization will more than offset higher material costs.
Restructuring costs were $69 million in the first quarter of 2018. In the first quarter of 2017, restructuring costs of $723 million were primarily related to the announced closure of the facility in Gosselies, Belgium.
Short-term incentive compensation expense was about $360 million in the first quarter of 2018, compared to about $235 million in the first quarter of 2017. For the full year, we expect short-term incentive compensation will be about $1.4 billion, nearly the same as 2017.
Other Profit/Loss Items

▪
Interest expense excluding Financial Products in the first quarter of 2018 was $101 million, a decrease of $22 million from the first quarter of 2017, primarily due to an early debt retirement in the fourth quarter of 2017.

▪
Other income/expense in the first quarter of 2018 was income of $127 million, compared with income of $32 million in the first quarter of 2017. The favorable change was primarily due to pension and other postemployment benefit (OPEB) plans, including the absence of restructuring costs and higher expected return on plan assets. Also contributing to the favorable change were lower net losses from currency translation and hedging in the first quarter of 2018 than in the first quarter of 2017.

▪
The provision for income taxes in the first quarter of 2018 reflects an estimated annual tax rate of 24 percent, compared to 32 percent for the first quarter of 2017, excluding the discrete items discussed in the following paragraph. The decrease is primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

In addition, a discrete tax benefit of $40 million was recorded in the first quarter of 2018, compared to $17 million in the first quarter of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes in the first quarter of 2017 also included a $15 million increase to prior year taxes related to non-U.S. restructuring costs.
Our analysis of U.S. tax reform legislation, updated through March 31, 2018, resulted in no change to the 2017 year-end provisional charge of $2.371 billion. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances.

Segment Information

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2018
Construction Industries	$2,620	37%	$344	38%	$1,067	31%	$1,628	46%	$5,659		38%	$18	100%	$5,677	38%
Resource Industries	798	33%	360	34%	520	25%	530	37%	2,208		32%	101	11%	2,309	31%
Energy & Transportation	2,225	29%	280	2%	1,092	21%	679	48%	4,276		27%	943	21%	5,219	26%
All Other Segments	15	88%	—	—%	4	(75%)	18	38%	37		—%	79	(17%)	116	(12%)
Corporate Items and Eliminations	(28)		1		(3)		—		(30)			(1,141)		(1,171)
Machinery, Energy & Transportation Sales	5,630	33%	985	24%	2,680	25%	2,855	44%	12,150		33%	—	—%	12,150	33%

Financial Products Segment	512	5%	74	(11%)	101	1%	106	16%	793	[1]	4%	—	—%	793	4%
Corporate Items and Eliminations	(49)		(13)		(5)		(17)		(84)			—		(84)
Financial Products Revenues	463	3%	61	(12%)	96	—%	89	13%	709		2%	—	—%	709	2%

Consolidated Sales and Revenues	$6,093	31%	$1,046	21%	$2,776	24%	$2,944	43%	$12,859		31%	$—	—%	$12,859	31%

First Quarter 2017
Construction Industries	$1,913		$250		$812		$1,116		$4,091			$9		$4,100
Resource Industries	598		269		416		387		1,670			91		1,761
Energy & Transportation	1,722		275		900		459		3,356			780		4,136
All Other Segments	8		—		16		13		37			95		132
Corporate Items and Eliminations	(23)		—		(2)		1		(24)			(975)		(999)
Machinery, Energy & Transportation Sales	4,218		794		2,142		1,976		9,130			—		9,130

Financial Products Segment	486		83		100		91		760	[1]		—		760
Corporate Items and Eliminations	(38)		(14)		(4)		(12)		(68)			—		(68)
Financial Products Revenues	448		69		96		79		692			—		692

Consolidated Sales and Revenues	$4,666		$863		$2,238		$2,055		$9,822			$—		$9,822

1 Includes revenues from Machinery, Energy& Transportation of $105 million and $86 million in the first quarter of 2018 and 2017, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2017	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2018	$ Change	% Change

Construction Industries	$4,100	$1,340	$59	$169	$9	$5,677	$1,577	38%
Resource Industries	1,761	424	86	28	10	2,309	548	31%
Energy & Transportation	4,136	769	41	110	163	5,219	1,083	26%
All Other Segments	132	(1)	—	1	(16)	116	(16)	(12%)
Corporate Items and Eliminations	(999)	(6)	—	—	(166)	(1,171)	(172)
Machinery, Energy & Transportation Sales	9,130	2,526	186	308	—	12,150	3,020	33%

Financial Products Segment	760	—	—	—	33	793	33	4%
Corporate Items and Eliminations	(68)	—	—	—	(16)	(84)	(16)
Financial Products Revenues	692	—	—	—	17	709	17	2%

Consolidated Sales and Revenues	$9,822	$2,526	$186	$308	$17	$12,859	$3,037	31%

Profit by Segment
(Millions of dollars)	First Quarter 2018	First Quarter 2017	$ Change	% Change
Construction Industries	$1,117	$634	$483	76%
Resource Industries	378	160	218	136%
Energy & Transportation	874	545	329	60%
All Other Segments	57	(14)	71	n/a
Corporate Items and Eliminations	(371)	(1,060)	689
Machinery, Energy & Transportation	2,055	265	1,790	675%

Financial Products Segment	141	183	(42)	(23%)
Corporate Items and Eliminations	(2)	3	(5)
Financial Products	139	186	(47)	(25%)
Consolidating Adjustments	(86)	(71)	(15)
Consolidated Operating Profit	$2,108	$380	$1,728	455%

Construction Industries
Construction Industries’ total sales were $5.677 billion in the first quarter of 2018, compared with $4.100 billion in the first quarter of 2017. The increase was primarily due to higher sales volume.

▪
Sales volume increased primarily due to the impact of favorable changes in dealer inventories and higher end-user demand for construction equipment. Dealer inventories increased significantly more in the first quarter of 2018 than in the first quarter of 2017. The company believes the increase in dealer inventories is reflective of current end-user demand.

Sales increased across all regions with the largest increases in North America and Asia/Pacific.

▪
In North America, the sales increase was mostly due to the impact of favorable changes in dealer inventories, which increased significantly more in the first quarter of 2018 than in the first quarter of 2017. In addition, sales increased due to higher end-user demand for construction equipment, primarily due to non-residential, infrastructure and oil and gas construction activities, including pipelines.

▪
Sales in Asia/Pacific were higher across the region, with about half due to improved end-user demand in China stemming from increased building construction and infrastructure investment. In addition, the impact of changes in dealer inventories was favorable as dealer inventories decreased more in the first quarter of 2017 than in the first quarter of 2018. The favorable impact of a stronger Chinese yuan also contributed to the increase.

▪
Sales increased in EAME primarily due to the impact of favorable changes in dealer inventories, the impact from a stronger euro and higher end-user demand for construction equipment. Dealer inventories increased more in the first quarter of 2018 than in the first quarter of 2017.

▪	Although construction activity remained weak in Latin America, sales were higher as end-user demand increased from low levels due to stabilizing economic conditions in several countries in the region.
Construction Industries’ profit was $1.117 billion in the first quarter of 2018, compared with $634 million in the first quarter of 2017. The increase in profit was a result of higher sales volume and favorable price realization. The increase was partially offset by higher SG&A/R&D expenses, material costs, primarily for steel, and freight costs. The increase in SG&A/R&D expenses was primarily due to higher short-term incentive compensation expense and targeted investments.
Construction Industries’ profit as a percent of total sales was 19.7 percent in the first quarter of 2018, compared with 15.5 percent in the first quarter of 2017.
Resource Industries
Resource Industries’ total sales were $2.309 billion in the first quarter of 2018, an increase of $548 million from the first quarter of 2017. The increase was primarily due to higher end-user demand for equipment in all regions. Compared to the first quarter of 2017, commodity prices remained strong and drove improved market conditions and financial health of mining companies. As a result, mining customers invested in delayed replacement cycles and initiated expansions, resulting in higher equipment sales in the first quarter of 2018. Macroeconomic growth globally also contributed to stronger sales for quarry and aggregate and heavy construction equipment. In addition, favorable price realization and the favorable impact of changes in dealer inventories contributed to increased sales. Dealer inventories increased more in the first quarter of 2018 than in the first quarter of 2017. Aftermarket parts sales have also experienced growth related to increased production and higher machine utilization in the industries the company serves.
Resource Industries’ profit was $378 million in the first quarter of 2018, compared with $160 million in the first quarter of 2017. The improvement was primarily due to higher sales volume. Favorable price realization and variable manufacturing costs, including cost absorption, were partially offset by higher short-term incentive compensation expense and a slightly unfavorable impact from currency. Cost absorption was favorable as inventory increased in the first quarter of 2018 to support higher production and was about flat in the first quarter of 2017.
Resource Industries’ profit as a percent of total sales was 16.4 percent in the first quarter of 2018, compared with 9.1 percent in the first quarter of 2017.

Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2018	First Quarter 2017	$ Change	% Change
Oil and gas	$1,215	809	$406	50%
Power generation	969	716	253	35%
Industrial	906	777	129	17%
Transportation	1,186	1,054	132	13%
External Sales	4,276	3,356	920	27%
Inter-Segment	943	780	163	21%
Total Sales	$5,219	$4,136	$1,083	26%

Energy & Transportation’s total sales were $5.219 billion in the first quarter of 2018, compared with $4.136 billion in the first quarter of 2017. The increase was primarily due to higher external sales volume across all applications.

▪
Oil and Gas - Sales increased primarily due to higher demand in North America for gas compression, production and well servicing applications. Higher energy prices and growth in U.S. onshore oil and gas drove increased sales for reciprocating engines and related aftermarket parts. Sales in North America were also positively impacted by the timing of turbine project deliveries.

▪
Power Generation - Sales improved across all regions, with the largest increase in EAME primarily due to the timing of several large projects and favorable impacts from currency. In addition, sales in North America increased due to higher sales for turbines and aftermarket parts for reciprocating engines.

▪
Industrial - Sales were higher across all regions except Latin America, primarily due to improving global economic conditions supporting higher engine sales into industrial end-user applications. Sales in EAME were also positively impacted by favorable currency.

▪
Transportation - Sales were higher in Asia/Pacific and North America for rail services, driven primarily by growth in Australia and increased rail traffic in North America. Marine sales were higher primarily in Asia/Pacific due to timing of deliveries.

Energy & Transportation’s profit was $874 million in the first quarter of 2018, compared with $545 million in the first quarter of 2017. The increase was mostly due to higher sales volume and favorable price realization, partially offset by higher short-term incentive compensation expense and targeted investments.
Energy & Transportation’s profit as a percent of total sales was 16.7 percent in the first quarter of 2018, compared with 13.2 percent in the first quarter of 2017.
Financial Products Segment
Financial Products’ segment revenues were $793 million in the first quarter of 2018, an increase of $33 million, or 4 percent, from the first quarter of 2017. The increase was primarily due to higher average earning assets in Asia/Pacific and higher average financing rates in North America, partially offset by an unfavorable impact from lower intercompany lending activity in North America.

Financial Products’ segment profit was $141 million in the first quarter of 2018, compared with $183 million in the first quarter of 2017. The decrease was primarily due to an increase in the provision for credit losses at Cat Financial, partially offset by an increase in net yield on average earning assets.
At the end of the first quarter of 2018, past dues at Cat Financial were 3.17 percent, compared with 2.64 percent at the end of the first quarter of 2017, primarily due to increases in the Caterpillar Power Finance and Latin America portfolios. Write-offs, net of recoveries, in the first quarter of 2018 were $30 million, compared with $15 million in the first quarter of 2017. The largest contributors to the increase were the Latin America and Caterpillar Power Finance portfolios.
As of March 31, 2018, Cat Financial’s allowance for credit losses totaled $403 million, or 1.45 percent of finance receivables, compared with $346 million, or 1.28 percent of finance receivables at March 31, 2017. The allowance for credit losses at year-end 2017 was $365 million, or 1.33 percent of finance receivables. The increase in the allowance for credit losses was primarily driven by the Caterpillar Power Finance and mining portfolios.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $373 million in the first quarter of 2018, a decrease of $684 million from the first quarter of 2017. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The decrease in expense was primarily due to lower restructuring costs, which were $69 million in the first quarter of 2018. In the first quarter of 2017, restructuring costs of $723 million were primarily related to the announced closure of the facility in Gosselies, Belgium.

RESTRUCTURING COSTS

Restructuring costs for the three months ended March 31, 2018 and 2017 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2018	2017
Employee separations [1]	$33	$464
Contract terminations [1]	—	9
Long-lived asset impairments [1]	—	212
Defined benefit plan curtailments and termination benefits [2]	—	29
Other [3]	36	38
Total restructuring costs	$69	$752

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs and equipment relocation (all of which are primarily included in Cost of Goods sold.)

For the three months ended March 31, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

The restructuring costs for the three months ended March 31, 2017, were primarily related to the closure of the facility in Gosselies, Belgium, within Construction Industries. The remaining costs were related to our decision to move production from the Aurora, Illinois, facility into other U.S. manufacturing facilities, as well as other ongoing manufacturing facility consolidations.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	33
Reduction in liability (payments)	(90)
Liability balance at March 31, 2018	$192

Most of the liability balance at March 31, 2018 is expected to be paid in 2018 and primarily includes employee separation payments related to closure of the Gosselies, Belgium, facility.
In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which will lead to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site are expected to be gradually phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $675 million. In the first three months of 2018, we incurred $10 million of restructuring costs, and we incurred $653 million in 2017 for a total of $663 million through March 31, 2018. We expect to recognize the remaining costs in 2018.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure as discussed above. In the first three months of 2018, we incurred $38 million of restructuring costs related to the

Plan, and we incurred $817 million, $281 million and $569 million in 2017, 2016 and 2015, respectively, for a total of $1,705 million through March 31, 2018. We expect to recognize approximately $150 million of additional restructuring costs related to the Plan in 2018.

We expect 2018 restructuring costs will be about $400 million, unchanged from the previous estimate. We expect that restructuring actions will result in a benefit to operating costs, primarily SG&A expenses and Cost of goods sold of about $150 million in 2018 compared with 2017.

GLOSSARY OF TERMS

1.	Adjusted Profit Per Share - Profit per share excluding restructuring costs for 2018 and 2017.

2.
All Other Segments - Primarily includes activities such as: business strategy, product management and development, manufacturing of filters and fluids, undercarriage, ground engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions, distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.

3.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

4.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers, backhoe loaders, compactors, cold planers, compact track and multi-terrain loaders, mini, small, medium and large track excavators, forestry excavators, feller bunchers, harvesters, knuckleboom loaders, motor graders, pipelayers, road reclaimers, site prep tractors, skidders, skid steer loaders, telehandlers, small and medium track-type tractors, track-type loaders, wheel excavators, compact, small and medium wheel loaders and related parts and work tools.

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

8.
Energy & Transportation - A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Cat engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America.

9.
Financial Products Segment - Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of our equipment. The segment also earns revenues from Machinery, Energy & Transportation but the related costs are not allocated to operating segments. Financial Products segment profit is determined on a pretax basis and includes other income/expense items.

10.	Latin America - A geographic region including Central and South American countries and Mexico.

11.
Machinery, Energy & Transportation (ME&T) - Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation, All Other Segments and related corporate items and eliminations.

12.
Machinery, Energy & Transportation Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements and accruals. Restructuring costs classified as other operating expenses on the Results of Operations are presented separately on the Operating Profit Comparison.

13.
Manufacturing Costs - Manufacturing costs exclude the impacts of currency and restructuring costs (see definition below) and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

14.	Pension and Other Postemployment Benefit (OPEB) - The company’s defined-benefit pension and postretirement benefit plans.

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

17.
Restructuring Costs - Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, primarily included in Cost of goods sold.

18.
Sales Volume - With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental sales impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first quarter of 2018, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first quarter of 2018 with $7.89 billion of cash, a decrease of $373 million from year-end 2017. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world with approximately $6.9 billion held by our non-U.S. subsidiaries. As a result of U.S. tax reform legislation enacted in December 2017, we expect to be able to use cash held by non-U.S. subsidiaries in the United States in the future with minimal U.S. tax consequences.
Consolidated operating cash flow for the first quarter of 2018 was $935 million, down from $1.54 billion for the same period last year. The decrease was primarily due to higher short-term incentive compensation payments and higher working capital requirements to support increasing production volumes, partially offset by higher profit, in the first quarter of 2018, compared with the first quarter of 2017. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of March 31, 2018 was $35.31 billion, an increase of $437 million from year-end 2017. Debt related to Financial Products increased $378 million, reflecting increasing portfolio balances. Debt related to ME&T increased $59 million in the first quarter of 2018. In the first quarter of 2018, we repurchased $500 million of Caterpillar common stock.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2018 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2018.

•	The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2020.

•	The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2022.
At March 31, 2018, Caterpillar's consolidated net worth was $15.24 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2018, Cat Financial's covenant interest coverage ratio was 1.80 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2018, Cat Financial's covenant leverage ratio was 7.65 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2018, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of March 31, 2018 were:

	March 31, 2018
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,895	7	4,888
Total credit lines available	15,395	2,757	12,638
Less: Commercial paper outstanding	(4,681)	—	(4,681)
Less: Utilized credit	(1,366)	(7)	(1,359)
Available credit	$9,348	$2,750	$6,598

The other external consolidated credit lines with banks as of March 31, 2018 totaled $4.90 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
We receive debt ratings from the major credit rating agencies. In December 2016, Moody's Investors Service downgraded our long-term ratings to A3 from A2, and short-term ratings to Prime-2 from Prime-1. The Moody's downgrade did not have a material impact on our borrowing costs or our overall financial health. A further downgrade of our credit ratings by Moody's or one of the other major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. However, our long-term ratings with Fitch and S&P continue to be "mid-A". In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T's operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products' operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation
Net cash provided by operating activities was $948 million in the first quarter of 2018, compared with $1.52 billion for the same period in 2017. The decrease was primarily due to higher short-term incentive compensation payments and higher working capital requirements to support increasing production volumes, partially offset by higher profit, in the first quarter of 2018, compared with the first quarter of 2017. Within working capital, changes to inventories, customer advances and accounts payable unfavorably impacted cash flow.
Net cash used for investing activities in the first quarter of 2018 was $484 million, compared with net cash used of $133 million in the first quarter of 2017. The change was primarily due to the acquisition of ECM S.p.A. and Downer Freight Rail in the first quarter of 2018.
Net cash used for financing activities during the first quarter of 2018 was $816 million, compared with net cash provided of $1.61 billion in the same period of 2017. The first quarter of 2017 included $1.5 billion in borrowings from Financial Products and proceeds of $360 million related to a sale-leaseback transaction in Japan. In the first quarter of 2018, we repurchased $500 million of Caterpillar common stock.
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

Strong financial position – Our top priority is to maintain a strong financial position in support of a Mid-A rating. We historically tracked a period ending debt-to-capital ratio and a target range as a key measure of ME&T’s financial strength. We have transitioned to tracking a diverse group of financial metrics that focus on liquidity, leverage, cash flow and margins to better align with the various methodologies used by the major credit rating agencies and our cash deployment actions.

Operational excellence and commitments – Capital expenditures were $323 million during the first quarter of 2018, compared to $209 million for the same period in 2017. We expect ME&T's capital expenditures in 2018 to be about the same as 2017. We made $152 million of contributions to our pension and other postretirement benefit plans during the quarter ended March 31, 2018. We currently anticipate full-year 2018 contributions of approximately $365 million. We made $106 million of contributions to our pension and other postretirement benefit plans during the quarter ended March 31, 2017.
Fund strategic growth initiatives and return capital to shareholders – We intend to fund initiatives that drive long-term profitable growth that will be focused in the areas of expanded offerings and services, including acquisitions. In the first quarter of 2018, we acquired ECM S.p.A. and Downer Freight Rail. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends totaled $467 million in the first quarter of 2018, representing 78 cents per share paid in the first quarter. In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. As of January 1, 2018, $5.47 billion remained available under the 2014 Authorization, and in the first quarter of 2018, we repurchased $500 million of Caterpillar common stock, leaving $4.97 billion in the 2014 Authorization. We currently expect to continue to repurchase common stock in 2018. Our share repurchase plans are always subject to the company’s cash deployment priorities and will continue to be evaluated on an ongoing basis, however, we plan to more consistently repurchase common stock with the intent to offset the impact of dilution over time. Caterpillar's basic shares outstanding as of March 31, 2018 were approximately 598 million.

Financial Products
Financial Products operating cash flow was $311 million in the first quarter of 2018, compared with $376 million for the same period a year ago. Net cash used for investing activities was $533 million for the first quarter of 2018, compared with $1.77 billion for the same period in 2017. The change was primarily due to the impact of lending with ME&T. Net cash provided by financing activities was $171 million for the first quarter of 2018, compared with $723 million for same period in 2017. The change was primarily due to the impact of net borrowings.

CRITICAL ACCOUNTING POLICIES

For a discussion of the Company's critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. There have been no significant changes to our Critical accounting policies since our 2017 Annual Report on Form 10-K.

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

In addition, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters, intellectual property rights, taxes (other than income taxes) and securities laws. The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter. However, we believe there is no more than a remote chance that any liability arising from these matters would be material. Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Order Backlog

At the end of the first quarter of 2018, the dollar amount of backlog believed to be firm was approximately $17.5 billion, an increase of about $1.7 billion from the end of 2017. The increase was in Energy & Transportation and Construction Industries, while Resource Industries was about flat. Of the total backlog at March 31, 2018, approximately $3.2 billion was not expected to be filled in the following twelve months.

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

We incurred restructuring costs in 2017 and in the first quarter of 2018 and expect to incur additional restructuring costs during the remainder of 2018. We believe it is important to separately quantify the profit per share impact of restructuring costs in order for our results to be meaningful to readers as these costs are incurred in the current year to generate longer-term benefits. Reconciliation of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended March 31
	2018	2017
Profit per share - diluted	$2.74	$0.32
Per share restructuring costs [1]	0.08	0.96
Adjusted profit per share	$2.82	$1.28
1 At estimated annual tax rate based on full-year outlook for per share restructuring costs at statutory tax rates. 2018 at estimated annual tax rate of 24 percent. First-quarter 2017 at estimated annual tax rate of 22 percent plus a $15 million increase to prior year taxes related to non-U.S. restructuring costs. First-quarter 2017 also includes a favorable interim adjustment of $0.06 per share resulting from the difference in the estimated annual tax rate for consolidated reporting of 32 percent and the estimated annual tax rate for profit per share excluding restructuring costs and discrete items of 28 percent.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,150	$12,150	$—	$—
Revenues of Financial Products	709	—	811	(102)	[2]
Total sales and revenues	12,859	12,150	811	(102)

Operating costs:
Cost of goods sold	8,566	8,566	—	—
Selling, general and administrative expenses	1,276	1,087	189	—
Research and development expenses	443	443	—	—
Interest expense of Financial Products	166	—	173	(7)	[4]
Other operating (income) expenses	300	(1)	310	(9)	[3]
Total operating costs	10,751	10,095	672	(16)

Operating profit	2,108	2,055	139	(86)

Interest expense excluding Financial Products	101	112	—	(11)	[4]
Other income (expense)	127	54	(2)	75	[5]

Consolidated profit before taxes	2,134	1,997	137	—

Provision (benefit) for income taxes	472	441	31	—
Profit of consolidated companies	1,662	1,556	106	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	102	—	(102)	[6]

Profit of consolidated and affiliated companies	1,667	1,663	106	(102)

Less: Profit (loss) attributable to noncontrolling interests	2	(2)	4	—

Profit [7]	$1,665	$1,665	$102	$(102)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,130	$9,130	$—	$—
Revenues of Financial Products	692	—	777	(85)	[2]
Total sales and revenues	9,822	9,130	777	(85)

Operating costs:
Cost of goods sold	6,801	6,801	—	—
Selling, general and administrative expenses	1,061	940	126	(5)	[3]
Research and development expenses	425	425	—	—
Interest expense of Financial Products	159	—	163	(4)	[4]
Other operating (income) expenses	996	699	302	(5)	[3]
Total operating costs	9,442	8,865	591	(14)

Operating profit	380	265	186	(71)

Interest expense excluding Financial Products	123	144	—	(21)	[4]
Other income (expense)	32	(16)	(2)	50	[5]

Consolidated profit before taxes	289	105	184	—

Provision (benefit) for income taxes	90	34	56	—
Profit of consolidated companies	199	71	128	—

Equity in profit (loss) of unconsolidated affiliated companies	(5)	(5)	—	—
Equity in profit of Financial Products’ subsidiaries	—	126	—	(126)	[6]

Profit of consolidated and affiliated companies	194	192	128	(126)

Less: Profit (loss) attributable to noncontrolling interests	2	—	2	—

Profit [7]	$192	$192	$126	$(126)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,888	$7,034	$854	$—
Receivables – trade and other	7,894	4,399	383	3,112	[2,3]
Receivables – finance	8,772	—	13,508	(4,736)	[3]
Prepaid expenses and other current assets	1,856	1,269	594	(7)	[4]
Inventories	10,947	10,947	—	—
Total current assets	37,357	23,649	15,339	(1,631)

Property, plant and equipment – net	13,912	9,486	4,426	—
Long-term receivables – trade and other	1,004	265	174	565	[2,3]
Long-term receivables – finance	13,359	—	13,953	(594)	[3]
Investments in Financial Products subsidiaries	—	4,225	—	(4,225)	[5]
Noncurrent deferred and refundable income taxes	1,687	2,116	108	(537)	[6]
Intangible assets	2,163	2,159	4	—
Goodwill	6,376	6,359	17	—
Other assets	2,156	853	1,303	—
Total assets	$78,014	$49,112	$35,324	$(6,422)

Liabilities
Current liabilities:
Short-term borrowings	$5,733	$7	$5,726	$—
Short-term borrowings with consolidated companies	—	—	1,516	(1,516)	[7]
Accounts payable	6,938	6,793	253	(108)	[8]
Accrued expenses	3,551	3,153	398	—
Accrued wages, salaries and employee benefits	1,474	1,446	28	—
Customer advances	1,399	1,399	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,890	1,474	423	(7)	[6,9]
Long-term debt due within one year	6,417	8	6,409	—
Total current liabilities	27,402	14,280	14,753	(1,631)

Long-term debt due after one year	23,165	8,009	15,185	(29)	[7]
Liability for postemployment benefits	8,233	8,233	—	—
Other liabilities	3,942	3,318	1,161	(537)	[6]
Total liabilities	62,742	33,840	31,099	(2,197)
Commitments and contingencies
Shareholders’ equity
Common stock	5,640	5,640	918	(918)	[5]
Treasury stock	(17,347)	(17,347)	—	—
Profit employed in the business	27,929	27,929	3,702	(3,702)	[5]
Accumulated other comprehensive income (loss)	(1,016)	(1,016)	(545)	545	[5]
Noncontrolling interests	66	66	150	(150)	[5]
Total shareholders’ equity	15,272	15,272	4,225	(4,225)
Total liabilities and shareholders’ equity	$78,014	$49,112	$35,324	$(6,422)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$8,261	$7,381	$880	$—
Receivables – trade and other	7,436	4,596	343	2,497	[2,3]
Receivables – finance	8,757	—	12,985	(4,228)	[3]
Prepaid expenses and other current assets	1,772	1,099	679	(6)	[4]
Inventories	10,018	10,018	—	—
Total current assets	36,244	23,094	14,887	(1,737)

Property, plant and equipment – net	14,155	9,823	4,332	—
Long-term receivables – trade and other	990	229	162	599	[2,3]
Long-term receivables – finance	13,542	—	14,170	(628)	[3]
Investments in Financial Products subsidiaries	—	4,064	—	(4,064)	[5]
Noncurrent deferred and refundable income taxes	1,693	2,166	101	(574)	[6]
Intangible assets	2,111	2,106	5	—
Goodwill	6,200	6,183	17	—
Other assets	2,027	822	1,205	—
Total assets	$76,962	$48,487	$34,879	$(6,404)

Liabilities
Current liabilities:
Short-term borrowings	$4,837	$1	$4,836	$—
Short-term borrowings with consolidated companies	—	—	1,623	(1,623)	[7]
Accounts payable	6,487	6,330	265	(108)	[8]
Accrued expenses	3,220	2,880	340	—
Accrued wages, salaries and employee benefits	2,559	2,504	55	—
Customer advances	1,426	1,426	—	—
Dividends payable	466	466	—	—
Other current liabilities	1,742	1,327	423	(8)	[6,9]
Long-term debt due within one year	6,194	6	6,188	—
Total current liabilities	26,931	14,940	13,730	(1,739)

Long-term debt due after one year	23,847	7,958	15,918	(29)	[7]
Liability for postemployment benefits	8,365	8,365	—	—
Other liabilities	4,053	3,458	1,167	(572)	[6]
Total liabilities	63,196	34,721	30,815	(2,340)
Commitments and contingencies
Shareholders’ equity
Common stock	5,593	5,593	918	(918)	[5]
Treasury stock	(17,005)	(17,005)	—	—
Profit employed in the business	26,301	26,301	3,598	(3,598)	[5]
Accumulated other comprehensive income (loss)	(1,192)	(1,192)	(592)	592	[5]
Noncontrolling interests	69	69	140	(140)	[5]
Total shareholders’ equity	13,766	13,766	4,064	(4,064)
Total liabilities and shareholders’ equity	$76,962	$48,487	$34,879	$(6,404)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,667	$1,663	$106	$(102)	[2]
Adjustments for non-cash items:
Depreciation and amortization	681	468	213	—
Undistributed profit of Financial Products	—	(102)	—	102	[3]
Other	148	62	(6)	92	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(326)	90	—	(416)	[4,5]
Inventories	(803)	(803)	—	—
Accounts payable	486	505	(19)	—
Accrued expenses	66	43	23	—
Accrued wages, salaries and employee benefits	(1,110)	(1,083)	(27)	—
Customer advances	(46)	(46)	—	—
Other assets – net	165	173	28	(36)	[4]
Other liabilities – net	7	(22)	(7)	36	[4]
Net cash provided by (used for) operating activities	935	948	311	(324)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(412)	(321)	(92)	1	[4]
Expenditures for equipment leased to others	(345)	(2)	(346)	3	[4]
Proceeds from disposals of leased assets and property, plant and equipment	258	54	207	(3)	[4]
Additions to finance receivables	(2,621)	—	(2,955)	334	[5]
Collections of finance receivables	2,671	—	3,171	(500)	[5]
Net intercompany purchased receivables	—	—	(489)	489	[5]
Proceeds from sale of finance receivables	69	—	69	—
Net intercompany borrowings	—	107	—	(107)	[6]
Investments and acquisitions (net of cash acquired)	(340)	(340)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	12	—	—
Proceeds from sale of securities	89	5	84	—
Investments in securities	(197)	(18)	(179)	—
Other – net	16	19	(3)	—
Net cash provided by (used for) investing activities	(800)	(484)	(533)	217

Cash flow from financing activities:
Dividends paid	(467)	(467)	—	—
Common stock issued, including treasury shares reissued	149	149	—	—
Common shares repurchased	(500)	(500)	—	—
Net intercompany borrowings	—	—	(107)	107	[6]
Proceeds from debt issued (original maturities greater than three months)	1,541	—	1,541	—
Payments on debt (original maturities greater than three months)	(2,409)	(1)	(2,408)	—
Short-term borrowings – net (original maturities three months or less)	1,151	6	1,145	—
Other – net	(3)	(3)	—	—
Net cash provided by (used for) financing activities	(538)	(816)	171	107
Effect of exchange rate changes on cash	10	6	4	—
Increase (decrease) in cash and short-term investments and restricted cash	(393)	(346)	(47)	—
Cash and short-term investments and restricted cash at beginning of period	8,320	7,416	904	—
Cash and short-term investments and restricted cash at end of period	$7,927	$7,070	$857	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$194	$192	$128	$(126)	[2]
Adjustments for non-cash items:
Depreciation and amortization	710	491	219	—
Undistributed profit of Financial Products	—	(126)	—	126	[3]
Other	302	302	(47)	47	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(353)	(8)	52	(397)	[4,5]
Inventories	(444)	(444)	—	—
Accounts payable	732	734	6	(8)	[4]
Accrued expenses	132	130	2	—
Accrued wages, salaries and employee benefits	360	364	(4)	—
Customer advances	234	234	—	—
Other assets – net	(261)	(196)	(25)	(40)	[4]
Other liabilities – net	(64)	(149)	45	40	[4]
Net cash provided by (used for) operating activities	1,542	1,524	376	(358)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(204)	(203)	(1)	—
Expenditures for equipment leased to others	(305)	(6)	(302)	3	[4]
Proceeds from disposals of leased assets and property, plant and equipment	234	41	194	(1)	[4]
Additions to finance receivables	(2,122)	—	(2,535)	413	[5]
Collections of finance receivables	2,272	—	2,788	(516)	[5]
Net intercompany purchased receivables	—	—	(459)	459	[5]
Proceeds from sale of finance receivables	17	—	17	—
Net intercompany borrowings	—	50	(1,500)	1,450	[6]
Investments and acquisitions (net of cash acquired)	(18)	(18)	—	—
Proceeds from sale of securities	89	6	83	—
Investments in securities	(65)	(2)	(63)	—
Other – net	9	(1)	10	—
Net cash provided by (used for) investing activities	(93)	(133)	(1,768)	1,808

Cash flow from financing activities:
Dividends paid	(452)	(452)	—	—
Common stock issued, including treasury shares reissued	(19)	(19)	—	—
Net intercompany borrowings	—	1,500	(50)	(1,450)	[6]
Proceeds from debt issued (original maturities greater than three months)	2,715	360	2,355	—
Payments on debt (original maturities greater than three months)	(1,978)	(4)	(1,974)	—
Short-term borrowings – net (original maturities three months or less)	618	226	392	—
Other – net	(6)	(6)	—	—
Net cash provided by (used for) financing activities	878	1,605	723	(1,450)
Effect of exchange rate changes on cash	9	3	6	—
Increase (decrease) in cash and short-term investments and restricted cash	2,336	2,999	(663)	—
Cash and short-term investments and restricted cash at beginning of period	7,199	5,259	1,940	—
Cash and short-term investments and restricted cash at end of period	$9,535	$8,258	$1,277	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) our ability to develop, produce and market quality products that meet our customers’ needs; (vi) the impact of the highly competitive environment in which we operate on our sales and pricing; (vii) information technology security threats and computer crime; (viii) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (ix) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (x) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xi) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xii) union disputes or other employee relations issues; (xiii) adverse effects of unexpected events including natural disasters; (xiv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xvi) our Financial Products segment’s risks associated with the financial services industry; (xvii) changes in interest rates or market liquidity conditions; (xviii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xix) currency fluctuations; (xx) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xxi) increased pension plan funding obligations; (xxii) alleged or actual violations of trade or anti-corruption laws and regulations; (xxiii) international trade policies and their impact on demand for our products and our competitive position; (xxiv) additional tax expense or exposure including the impact of U.S. tax reform; (xxv) significant legal proceedings, claims, lawsuits or government investigations; (xxvi) new regulations or changes in financial services regulations; (xxvii) compliance with environmental laws and regulations; and (xxviii) other factors described in more detail in Caterpillar’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Note 5 – “Derivative financial instruments and risk management” included in Part I, Item 1 and Management’s Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

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

Changes in internal control over financial reporting

During the first quarter of 2018, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
January 1-31, 2018	—	$—	—	$5.475
February 1-28, 2018	3,147,629	$158.85	3,147,629	$4.975
March 1-31, 2018	—	$—	—	$4.975
Total	3,147,629	$158.85	3,147,629

1 In January 2014, the Board of Directors authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). As of March 31, 2018, approximately $5.0 billion remained available under the 2014 Authorization.

Share repurchases in the table above are reported based on the trade dates.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2018	11,050	$158.28	N/A	N/A
February 1-28, 2018	51,764	$153.19	N/A	N/A
March 1-31, 2018	281,323	$150.25	N/A	N/A
Total	344,137	$150.95

1 Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units for employees and Directors.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2018, we had 24 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the first quarter of 2018, approximately 86,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1	First Amendment to Retention and Retirement Agreement between Caterpillar Inc. and Bradley M. Halverson dated February 19, 2018.

10.2	Caterpillar Inc. 2014 Long-Term Incentive Plan Restricted Stock Unit Award Notice dated March 5, 2018.

10.3	Caterpillar Inc. 2014 Long-Term Incentive Plan Nonqualified Stock Option Award Notice dated March 5, 2018.

10.4	Caterpillar Inc. 2014 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Notice dated March 5, 2018.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2018).

31.1	Certification of D. James Umpleby III, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

May 2, 2018	/s/ D. James Umpleby III	Chief Executive Officer
(D. James Umpleby III)

May 2, 2018	/s/ Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

May 2, 2018	/s/ Suzette M. Long	General Counsel & Corporate Secretary
(Suzette M. Long)

May 2, 2018	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)