Form 10-Q
period 2018-06-30
CATERPILLAR INC
filed 2018-08-07
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2018, 594,325,388 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2018	2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,279	$10,639
Revenues of Financial Products	732	692
Total sales and revenues	14,011	11,331

Operating costs:
Cost of goods sold	9,422	7,816
Selling, general and administrative expenses	1,440	1,304
Research and development expenses	462	458
Interest expense of Financial Products	182	162
Other operating (income) expenses	338	407
Total operating costs	11,844	10,147

Operating profit	2,167	1,184

Interest expense excluding Financial Products	102	121
Other income (expense)	121	96

Consolidated profit before taxes	2,186	1,159

Provision (benefit) for income taxes	490	361
Profit of consolidated companies	1,696	798

Equity in profit (loss) of unconsolidated affiliated companies	9	5

Profit of consolidated and affiliated companies	1,705	803

Less: Profit (loss) attributable to noncontrolling interests	(2)	1

Profit [1]	$1,707	$802

Profit per common share	$2.86	$1.36

Profit per common share – diluted [2]	$2.82	$1.35

Weighted-average common shares outstanding (millions)
– Basic	596.2	590.2
– Diluted [2]	604.2	595.4

Cash dividends declared per common share	$1.64	$1.55

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2018	2017

Profit of consolidated and affiliated companies	$1,705	$803
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2018 - $(30); 2017 - $51	(411)	324

Pension and other postretirement benefits:
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2018 - $1; 2017 - $3	(7)	(4)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $(13); 2017 - $0	36	—
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $30; 2017 - $(14)	(96)	26

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $1; 2017 - $(3)	(2)	10

Total other comprehensive income (loss), net of tax	(480)	356
Comprehensive income	1,225	1,159
Less: comprehensive income attributable to the noncontrolling interests	2	(1)
Comprehensive income attributable to shareholders	$1,227	$1,158

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2018	2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$25,429	$19,769
Revenues of Financial Products	1,441	1,384
Total sales and revenues	26,870	21,153

Operating costs:
Cost of goods sold	17,988	14,617
Selling, general and administrative expenses	2,716	2,365
Research and development expenses	905	883
Interest expense of Financial Products	348	321
Other operating (income) expenses	638	1,403
Total operating costs	22,595	19,589

Operating profit	4,275	1,564

Interest expense excluding Financial Products	203	244
Other income (expense)	248	128

Consolidated profit before taxes	4,320	1,448

Provision (benefit) for income taxes	962	451
Profit of consolidated companies	3,358	997

Equity in profit (loss) of unconsolidated affiliated companies	14	—

Profit of consolidated and affiliated companies	3,372	997

Less: Profit (loss) attributable to noncontrolling interests	—	3

Profit [1]	$3,372	$994

Profit per common share	$5.65	$1.69

Profit per common share – diluted [2]	$5.56	$1.67

Weighted-average common shares outstanding (millions)
– Basic	597.0	588.8
– Diluted [2]	606.1	594.4

Cash dividends declared per common share	$1.64	$1.55

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2018	2017

Profit of consolidated and affiliated companies	$3,372	$997
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2018 - $(15); 2017 - $58	(227)	471

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2018 - $1; 2017 - $(4)	(2)	8
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2018 - $3; 2017 - $4	(14)	(8)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $(14); 2017 - $(5)	41	10
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $24; 2017 - $(36)	(78)	66

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $3; 2017 - $(9)	(13)	18
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $0; 2017 - $(1)	—	3

Total other comprehensive income (loss), net of tax	(293)	568
Comprehensive income	3,079	1,565
Less: comprehensive income attributable to the noncontrolling interests	—	(3)
Comprehensive income attributable to shareholders	$3,079	$1,562

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and short-term investments	$8,654	$8,261
Receivables – trade and other	7,991	7,436
Receivables – finance	8,906	8,757
Prepaid expenses and other current assets	1,835	1,772
Inventories	11,255	10,018
Total current assets	38,641	36,244

Property, plant and equipment – net	13,752	14,155
Long-term receivables – trade and other	1,084	990
Long-term receivables – finance	13,318	13,542
Noncurrent deferred and refundable income taxes	1,626	1,693
Intangible assets	2,039	2,111
Goodwill	6,249	6,200
Other assets	2,278	2,027
Total assets	$78,987	$76,962

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$35	$1
Financial Products	6,185	4,836
Accounts payable	6,831	6,487
Accrued expenses	3,450	3,220
Accrued wages, salaries and employee benefits	1,789	2,559
Customer advances	1,378	1,426
Dividends payable	511	466
Other current liabilities	1,871	1,742
Long-term debt due within one year:
Machinery, Energy & Transportation	9	6
Financial Products	6,241	6,188
Total current liabilities	28,300	26,931

Long-term debt due after one year:
Machinery, Energy & Transportation	7,982	7,929
Financial Products	15,717	15,918
Liability for postemployment benefits	8,092	8,365
Other liabilities	3,954	4,053
Total liabilities	64,045	63,196
Commitments and contingencies (Notes 10 and 13)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/18 and 12/31/17 – 814,894,624) at paid-in amount	5,746	5,593
Treasury stock (6/30/18 – 220,569,236 shares; 12/31/17 – 217,268,852 shares) at cost	(18,028)	(17,005)
Profit employed in the business	28,657	26,301
Accumulated other comprehensive income (loss)	(1,496)	(1,192)
Noncontrolling interests	63	69
Total shareholders’ equity	14,942	13,766
Total liabilities and shareholders’ equity	$78,987	$76,962

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2017
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213
Adjustment to adopt stock-based compensation guidance[1]	—	—	15	—	—	15
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit of consolidated and affiliated companies	—	—	994	—	3	997
Foreign currency translation, net of tax	—	—	—	471	—	471
Derivative financial instruments, net of tax	—	—	—	76	—	76
Available-for-sale securities, net of tax	—	—	—	21	—	21
Change in ownership from noncontrolling interests	4	—	—	—	(3)	1
Dividends declared	—	—	(915)	—	—	(915)
Distribution to noncontrolling interests	—	—	—	—	(6)	(6)
Common shares issued from treasury stock for stock-based compensation: 4,486,768	(88)	171	—	—	—	83
Stock-based compensation expense	117	—	—	—	—	117
Other	6	—	—	—	—	6
Balance at June 30, 2017	$5,316	$(17,307)	$27,471	$(1,471)	$70	$14,079

Six Months Ended June 30, 2018
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance[1]
Revenue recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	$5,593	$(17,005)	$26,265	$(1,203)	$69	$13,719
Profit of consolidated and affiliated companies	—	—	3,372	—	—	3,372
Foreign currency translation, net of tax	—	—	—	(227)	—	(227)
Pension and other postretirement benefits, net of tax	—	—	—	(16)	—	(16)
Derivative financial instruments, net of tax	—	—	—	(37)	—	(37)
Available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Change in ownership from noncontrolling interests	2	—	—	—	(5)	(3)
Dividends declared	—	—	(980)	—	—	(980)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 4,729,038	29	227	—	—	—	256
Stock-based compensation expense	112	—	—	—	—	112
Common shares repurchased: 8,029,422 [2]	—	(1,250)	—	—	—	(1,250)
Other	10	—	—	—	—	10
Balance at June 30, 2018	$5,746	$(18,028)	$28,657	$(1,496)	$63	$14,942

[1] See Note 2 for additional information.
[2] See Note 11 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2018	2017
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,372	$997
Adjustments for non-cash items:
Depreciation and amortization	1,367	1,430
Other	446	490
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(703)	(442)
Inventories	(1,208)	(688)
Accounts payable	545	1,113
Accrued expenses	(31)	251
Accrued wages, salaries and employee benefits	(768)	641
Customer advances	(54)	374
Other assets – net	174	(280)
Other liabilities – net	(57)	38
Net cash provided by (used for) operating activities	3,083	3,924

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(645)	(371)
Expenditures for equipment leased to others	(883)	(753)
Proceeds from disposals of leased assets and property, plant and equipment	539	563
Additions to finance receivables	(6,143)	(5,264)
Collections of finance receivables	5,405	5,508
Proceeds from sale of finance receivables	124	83
Investments and acquisitions (net of cash acquired)	(348)	(21)
Proceeds from sale of businesses and investments (net of cash sold)	12	91
Proceeds from sale of securities	168	187
Investments in securities	(318)	(207)
Other – net	21	25
Net cash provided by (used for) investing activities	(2,068)	(159)

Cash flow from financing activities:
Dividends paid	(933)	(906)
Common stock issued, including treasury shares reissued	256	83
Common shares repurchased	(1,250)	—
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	361
Financial Products	4,307	4,507
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(3)	(505)
Financial Products	(4,433)	(3,723)
Short-term borrowings – net (original maturities three months or less)	1,487	(505)
Other – net	(4)	(6)
Net cash provided by (used for) financing activities	(573)	(694)
Effect of exchange rate changes on cash	(68)	13
Increase (decrease) in cash and short-term investments and restricted cash	374	3,084
Cash and short-term investments and restricted cash at beginning of period	8,320	7,199
Cash and short-term investments and restricted cash at end of period	$8,694	$10,283

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2018 and 2017, (b) the consolidated comprehensive income for the three and six months ended June 30, 2018 and 2017, (c) the consolidated financial position at June 30, 2018 and December 31, 2017, (d) the consolidated changes in shareholders’ equity for the six months ended June 30, 2018 and 2017 and (e) the consolidated cash flow for the six months ended June 30, 2018 and 2017.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017
Receivables - trade and other	$35	$34
Receivables - finance	46	42
Long-term receivables - finance	31	38
Investments in unconsolidated affiliated companies	30	39
Guarantees[1]	—	259
Total	$142	$412

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

The cumulative effect of initially applying the new revenue recognition guidance to our consolidated financial statements on January 1, 2018 was as follows:

Consolidated Statement of Financial Position
(Millions of dollars)	Balance as of December 31, 2017	Cumulative Impact from Adopting New Revenue Guidance	Balance as of January 1, 2018
Assets
Receivables - trade and other	$7,436	$(66)	$7,370
Prepaid expenses and other current assets	$1,772	$327	$2,099
Inventories	$10,018	$4	$10,022
Property, plant and equipment - net	$14,155	$(190)	$13,965
Noncurrent deferred and refundable income taxes	$1,693	$2	$1,695

Liabilities
Accrued expenses	$3,220	$226	$3,446
Customer advances	$1,426	$46	$1,472
Other current liabilities	$1,742	$(17)	$1,725
Other liabilities	$4,053	$(166)	$3,887

Shareholders' equity
Profit employed in the business	$26,301	$(12)	$26,289

The impact from adopting the new revenue recognition guidance on our consolidated financial statements was as follows:

Consolidated Statement of Results of Operations	Three Months Ended June 30, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Sales of Machinery, Energy & Transportation	$13,279	$13,330	$(51)
Cost of goods sold	$9,422	$9,463	$(41)
Operating profit	$2,167	$2,177	$(10)
Consolidated profit before taxes	$2,186	$2,196	$(10)
Provision (benefit) for income taxes	$490	$492	$(2)
Profit of consolidated companies	$1,696	$1,704	$(8)
Profit of consolidated and affiliated companies	$1,705	$1,713	$(8)
Profit	$1,707	$1,715	$(8)

Consolidated Statement of Results of Operations	Six Months Ended June 30, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Sales of Machinery, Energy & Transportation	$25,429	$25,475	$(46)
Cost of goods sold	$17,988	$18,023	$(35)
Other operating (income) expenses	$638	$644	$(6)
Operating profit	$4,275	$4,280	$(5)
Consolidated profit before taxes	$4,320	$4,325	$(5)
Provision (benefit) for income taxes	$962	$963	$(1)
Profit of consolidated companies	$3,358	$3,362	$(4)
Profit of consolidated and affiliated companies	$3,372	$3,376	$(4)
Profit	$3,372	$3,376	$(4)

Consolidated Statement of Financial Position	June 30, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Assets
Receivables - trade and other	$7,991	$8,019	$(28)
Prepaid expenses and other current assets	$1,835	$1,529	$306
Inventories	$11,255	$11,223	$32
Noncurrent deferred and refundable income taxes	$1,626	$1,623	$3

Liabilities
Accrued expenses	$3,450	$3,225	$225
Customer advances	$1,378	$1,274	$104

Shareholders' equity
Profit employed in the business	$28,657	$28,673	$(16)

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

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. In addition, the new guidance provides for certain practical expedients. The new guidance is effective January 1, 2019, with early adoption permitted. A team is currently designing new processes and controls, implementing a software solution and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements. We plan to adopt the new guidance effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

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

Consolidated Statement of Results of Operations

	Three Months Ended June 30, 2017
(Millions of dollars)	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$7,816	$7,769	$47
Selling, general and administrative expenses	$1,304	$1,289	$15
Research and development expenses	$458	$453	$5
Total operating costs	$10,147	$10,080	$67
Operating profit	$1,184	$1,251	$(67)
Other income (expense)	$96	$29	$67

	Six Months Ended June 30, 2017
	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$14,617	$14,527	$90
Selling, general and administrative expenses	$2,365	$2,334	$31
Research and development expenses	$883	$871	$12
Other operating (income) expenses	$1,403	$1,432	$(29)
Total operating costs	$19,589	$19,485	$104
Operating profit	$1,564	$1,668	$(104)
Other income (expense)	$128	$24	$104

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

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. The guidance is effective January

1, 2019, with early adoption permitted. The impact on our financial statements at the time of adoption will primarily be reclassification of our gains (losses) for designated ME&T foreign exchange contracts from Other income (expense) to components of Operating profit in the Consolidated Statement of Results of Operations. We plan to adopt the new guidance effective January 1, 2019.

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

A. Sales of Machinery, Energy & Transportation

Sales of Machinery, Energy & Transportation are recognized when all the following criteria are satisfied: (i) a contract with an independently owned and operated dealer or an end user exists which has commercial substance; (ii) it is probable we will collect the amount charged to the dealer or end user; and (iii) we have completed our performance obligation whereby the dealer or end user has obtained control of the product. A contract with commercial substance exists once we receive and accept a purchase order under a dealer sales agreement, or once we enter into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of our products typically transfers when title and risk of ownership of the product has transferred to the dealer or end user. Typically, where product is produced and sold in the same country, title and risk of ownership transfer when the product is shipped. Products that are exported from a country for sale typically transfer title and risk of ownership at the border of the destination country.

Our remanufacturing operations are primarily focused on the remanufacture of Cat engines and components and rail related products.  In this business, used engines and related components (core) are inspected, cleaned and remanufactured.  In connection with the sale of our remanufactured product to dealers, we collect a deposit that is repaid if the dealer returns an acceptable core within a specified time period.  Caterpillar owns and has title to the cores when they are returned from dealers.  The rebuilt engine or component (the core plus any new content) is then sold as a remanufactured product to dealers and end users.  Revenue is recognized pursuant to the same criteria as Machinery, Energy & Transportation sales noted above (title and risk of ownership of the entire remanufactured product passes to the dealer or end user upon sale).  At the time of sale, the deposit is recognized in Other current liabilities in the Consolidated Statement of Financial Position, and the core to be returned is recognized as an asset in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position at the estimated replacement cost (based on historical experience with usable cores).  Upon receipt of an acceptable core, we repay the deposit and relieve the liability.  The returned core is then included in inventory. In the event that the deposit is forfeited (i.e., upon failure by the dealer to return an acceptable core in the specified time period), we recognize the core deposit and the cost of the core in Sales and Cost of goods sold, respectively.

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

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In addition, Cat Financial provides wholesale inventory financing for a dealer's purchase of inventory. Wholesale inventory receivables have varying payment terms and are included in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,944 million and $6,399 million as of June 30, 2018 and January 1, 2018, respectively, and are recognized in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $634 million and $639 million as of June 30, 2018 and January 1, 2018, respectively, and are recognized in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We establish a bad debt allowance for Machinery, Energy & Transportation receivables when it becomes probable that the receivable will not be collected. Our allowance for bad debts is not significant.

We invoice in advance of recognizing the sale of certain products. Advanced customer payments are recognized as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Long-term customer advances recognized in Other liabilities in the Consolidated Statement of Financial Position were $434 million and $396 million as of June 30, 2018 and January 1, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2018, we recognized $362 million and $979 million, respectively, of revenue that was recorded as a contract liability at the beginning of the period.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of June 30, 2018, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.6 billion, of which $2.6 billion is expected to be completed and revenue recognized in the twelve months following June 30, 2018. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

4.                                     Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Our stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PRSUs).

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

We recognized pretax stock-based compensation expense of $62 million and $112 million for the three and six months ended June 30, 2018, respectively, and $68 million and $117 million for the three and six months ended June 30, 2017, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,566,788	$46.18	$151.12	2,701,644	$25.01	$95.66
RSUs	683,339	$151.16	$151.16	906,068	$89.76	$95.63
PRSUs	339,559	$151.12	$151.12	437,385	$86.78	$95.66

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2018 and 2017, respectively:

	Grant Year
	2018	2017
Weighted-average dividend yield	2.70%	3.42%
Weighted-average volatility	30.2%	29.2%
Range of volatilities	21.5-33.0%	22.1-33.0%
Range of risk-free interest rates	2.02-2.87%	0.81-2.35%
Weighted-average expected lives	8 years	8 years

As of June 30, 2018, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $264 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of June 30, 2018, the maximum term of these outstanding contracts was approximately 51 months.

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

As of June 30, 2018, $34 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2018	December 31, 2017
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$6	$8
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	4
Machinery, Energy & Transportation	Accrued expenses	(51)	(14)
Machinery, Energy & Transportation	Other liabilities	(6)	(2)
Financial Products	Receivables – trade and other	20	—
Financial Products	Long-term receivables – trade and other	26	7
Financial Products	Accrued expenses	(26)	(57)
Interest rate contracts
Financial Products	Long-term receivables – trade and other	6	3
Financial Products	Accrued expenses	(3)	(2)
		$(27)	$(53)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$7	$19
Machinery, Energy & Transportation	Accrued expenses	(44)	(9)
Financial Products	Receivables – trade and other	26	12
Financial Products	Long-term receivables – trade and other	5	—
Financial Products	Accrued expenses	(10)	(9)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	10	21
Machinery, Energy & Transportation	Accrued expenses	(4)	—
		$(10)	$34

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017

Machinery, Energy & Transportation	$2,696	$3,190
Financial Products	$6,559	$3,691

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Cash Flow Hedges
	Three Months Ended June 30, 2018
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(79)	Other income (expense)	$4	$—
Financial Products	123	Other income (expense)	119	—
Financial Products	—	Interest expense of Financial Products	5	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	5	Interest expense of Financial Products	—	—
	$49		$126	$—

	Three Months Ended June 30, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$23	Other income (expense)	$(14)	$—
Financial Products	(23)	Other income (expense)	(27)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	—
Financial Products	—	Interest expense of Financial Products	2	—
	$—		$(40)	$—

	Six Months Ended June 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(40)	Other income (expense)	$5	$—
Financial Products	90	Other income (expense)	90	—
Financial Products	—	Interest expense of Financial Products	8	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	5	Interest expense of Financial Products	1	—
	$55		$102	$—

	Six Months Ended June 30, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$56	Other income (expense)	$(53)	$—
Financial Products	(41)	Other income (expense)	(49)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	—	Interest expense of Financial Products	3	—
	$15		$(102)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(54)	$39
Financial Products	Other income (expense)	23	17
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	9	—
		$(22)	$56

	Classification of Gains (Losses)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(38)	$52
Financial Products	Other income (expense)	16	10
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	—	1
		$(22)	$63

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2018 and December 31, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$24	$—	$24	$(23)	$—	$1
Financial Products	83	—	83	(13)	—	70
Total	$107	$—	$107	$(36)	$—	$71

June 30, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(105)	$—	$(105)	$23	$—	$(82)
Financial Products	(39)	—	(39)	13	—	(26)
Total	$(144)	$—	$(144)	$36	$—	$(108)

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$52	$—	$52	$(22)	$—	$30
Financial Products	22	—	22	(10)	—	12
Total	$74	$—	$74	$(32)	$—	$42

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(25)	$—	$(25)	$22	$—	$(3)
Financial Products	(68)	—	(68)	10	—	(58)
Total	$(93)	$—	$(93)	$32	$—	$(61)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2018	December 31, 2017
Raw materials	$3,277	$2,802
Work-in-process	2,678	2,254
Finished goods	5,092	4,761
Supplies	208	201
Total inventories	$11,255	$10,018

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2018
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,467	$(1,173)	$1,294
Intellectual property	11	1,546	(899)	647
Other	13	195	(97)	98
Total finite-lived intangible assets	14	$4,208	$(2,169)	$2,039

		December 31, 2017
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,441	$(1,122)	$1,319
Intellectual property	11	1,538	(851)	687
Other	13	198	(93)	105
Total finite-lived intangible assets	14	$4,177	$(2,066)	$2,111

During the first quarter of 2018, we acquired finite-lived intangible assets of $112 million and $5 million due to the purchase of ECM S.p.A. and Downer Freight Rail, respectively. See Note 20 for details on these acquisitions.

Amortization expense for the three and six months ended June 30, 2018 was $83 million and $166 million, respectively. Amortization expense for the three and six months ended June 30, 2017 was $80 million and $159 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2018	2019	2020	2021	2022	Thereafter
$164	$322	$311	$293	$274	$675

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2018 or 2017.

During the first quarter of 2018, we acquired net assets with related goodwill of $121 million in the Energy & Transportation segment. We recorded goodwill of $109 million related to the acquisition of ECM S.p.A. and $12 million related to the acquisition of Downer Freight Rail. See Note 20 for details on these acquisitions.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2018 were as follows:

(Millions of dollars)	December 31, 2017	Acquisitions [1]	Other Adjustments [2]	June 30, 2018
Construction Industries
Goodwill	$305	$—	$3	$308
Impairments	(22)	—	—	(22)
Net goodwill	283	—	3	286
Resource Industries
Goodwill	4,232	—	(37)	4,195
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,057	—	(37)	3,020
Energy & Transportation
Goodwill	2,806	121	(40)	2,887
All Other [3]
Goodwill	54	—	2	56
Consolidated total
Goodwill	7,397	121	(72)	7,446
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,200	$121	$(72)	$6,249
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

The cost basis and fair value of debt and equity securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	June 30, 2018			December 31, 2017
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	47	—	47	42	—	42

Corporate bonds
Corporate bonds	677	(12)	665	585	(1)	584
Asset-backed securities	61	—	61	67	—	67

Mortgage-backed debt securities
U.S. governmental agency	304	(8)	296	265	(4)	261
Residential	7	—	7	8	—	8
Commercial	16	(1)	15	17	—	17
Total debt securities	$1,121	$(21)	$1,100	$994	$(5)	$989

Equity securities[1]
Large capitalization value				287	(3)	284
Real estate investment trust (REIT)				104	6	110
Smaller company growth				40	16	56
Total equity securities				$431	$19	$450

[1] Beginning January 1, 2018, the unrealized gains and losses arising from the revaluation of the equity securities are included in Other income (expense) in the Consolidated Statement of Results of Operations. See Note 2 for additional information.

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2018
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$529	$12	$29	$1	$558	$13
Mortgage-backed debt securities
U.S. governmental agency	157	3	119	5	276	8
Total	$686	$15	$148	$6	$834	$21

	December 31, 2017
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$312	$2	$38	$—	$350	$2
Mortgage-backed debt securities
U.S. governmental agency	129	1	110	3	239	4
Equity securities
Large capitalization value	129	5	14	2	143	7
Smaller company growth	17	1	1	—	18	1
Total	$587	$9	$163	$5	$750	$14

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2018.

Mortgage-Backed Debt Securities. The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2018.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2018
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$135	$135
Due after one year through five years	518	509
Due after five years through ten years	123	120
Due after ten years	18	18
U.S. governmental agency mortgage-backed securities	304	296
Residential mortgage-backed securities	7	7
Commercial mortgage-backed securities	16	15
Total debt securities – available-for-sale	$1,121	$1,100

Sales of available-for-sale securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2018[1]	2017	2018[1]	2017
Proceeds from the sale of available-for-sale securities	$67	$98	$140	$187
Gross gains from the sale of available-for-sale securities	$—	$1	$—	$2
Gross losses from the sale of available-for-sale securities	$—	$1	$—	$2

[1] Beginning January 1, 2018, equity securities are no longer classified as available-for-sale securities. See Note 2 for additional information.

For the three and six months ended June 30, 2018, the net unrealized gains (losses) for equity securities were $6 million and $4 million, respectively, and there were no realized net gains (losses) recognized on the sale of equity securities.

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
See Note 19 for more information on the Gosselies closure.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30		June 30		June 30
	2018	2017	2018	2017	2018	2017
For the three months ended:
Components of net periodic benefit cost:
Service cost	$31	$29	$23	$24	$21	$20
Interest cost	134	131	24	25	31	32
Expected return on plan assets	(203)	(183)	(56)	(56)	(8)	(9)
Amortization of prior service cost (credit) [1]	—	—	—	(1)	(8)	(6)
Net periodic benefit cost (benefit) [2]	$(38)	$(23)	$(9)	$(8)	$36	$37

For the six months ended:
Components of net periodic benefit cost:
Service cost	$63	$58	$45	$47	$42	$39
Interest cost	267	262	49	50	62	65
Expected return on plan assets	(405)	(367)	(112)	(113)	(16)	(18)
Amortization of prior service cost (credit) [1]	—	—	—	(1)	(17)	(11)
Curtailments and termination benefits	—	9	—	20	—	—
Net periodic benefit cost (benefit) [2]	$(75)	$(38)	$(18)	$3	$71	$75

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	3.7%	4.2%	2.3%	2.3%	3.5%	3.9%
Discount rate used to measure interest cost	3.2%	3.3%	2.2%	2.3%	3.2%	3.3%
Expected rate of return on plan assets	6.3%	6.7%	5.2%	5.9%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.6%	4.0%

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

We made $75 million and $227 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2018, respectively. We currently anticipate full-year 2018 contributions of approximately $365 million. We made $92 million and $198 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2017, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2018	2017	2018	2017
U.S. Plans	$77	$90	$150	$170
Non-U.S. Plans	21	19	43	35
	$98	$109	$193	$205

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both June 30, 2018 and December 31, 2017, the related liability was $8 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017
Caterpillar dealer performance guarantees	$1,375	$1,313
Customer loan guarantees	35	40
Supplier consortium performance guarantees	562	565
Third party logistics business lease guarantees	68	69
Other guarantees	134	118
Total guarantees	$2,174	$2,105

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2018 and December 31, 2017, the SPC’s assets of $1,081 million and $1,107 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,080 million and $1,106 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2018
Warranty liability, January 1	$1,419
Reduction in liability (payments)	(364)
Increase in liability (new warranties)	362
Warranty liability, June 30	$1,417

(Millions of dollars)	2017
Warranty liability, January 1	$1,258
Reduction in liability (payments)	(860)
Increase in liability (new warranties)	1,021
Warranty liability, December 31	$1,419

11.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2018	2017	2018	2017
Profit for the period (A) [1]	$1,707	$802	$3,372	$994
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	596.2	590.2	597.0	588.8
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	8.0	5.2	9.1	5.6
Average common shares outstanding for fully diluted computation (C) [2]	604.2	595.4	606.1	594.4
Profit per share of common stock:
Assuming no dilution (A/B)	$2.86	$1.36	$5.65	$1.69
Assuming full dilution (A/C) [2]	$2.82	$1.35	$5.56	$1.67
Shares outstanding as of June 30 (in millions)			594.3	591.0

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 1,478,726 and 8,062,177 common shares were outstanding for the three and six months ended June 30, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In January 2014, the Board authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018. During the first quarter of 2018, 3.1 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $500 million.

During the second quarter of 2018, we repurchased $750 million of common stock. In May 2018, we entered into an accelerated stock repurchase agreement (ASR) with a third-party financial institution to purchase shares of our common stock. Pursuant to the terms of the ASR Agreement, 3.3 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $500 million. In May 2018, we repurchased 1.6 million shares for $250 million in open market transactions. As of June 30, 2018, $4.2 billion of the $10.0 billion authorization remained.

In July 2018, the Board approved a new share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration.

12.                             Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2018
Balance at March 31, 2018	$(1,021)	$37	$(18)	$(14)	$(1,016)
Other comprehensive income (loss) before reclassifications	(411)	—	36	(2)	(377)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(96)	—	(103)
Other comprehensive income (loss)	(411)	(7)	(60)	(2)	(480)
Balance at June 30, 2018	$(1,432)	$30	$(78)	$(16)	$(1,496)

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(1,823)	$18	$(65)	$43	$(1,827)
Other comprehensive income (loss) before reclassifications	324	—	—	10	334
Amounts reclassified from accumulated other comprehensive (income) loss	—	(4)	26	—	22
Other comprehensive income (loss)	324	(4)	26	10	356
Balance at June 30, 2017	$(1,499)	$14	$(39)	$53	$(1,471)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance[1]	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	(228)	(2)	41	(13)	(202)
Amounts reclassified from accumulated other comprehensive (income) loss	1	(14)	(78)	—	(91)
Other comprehensive income (loss)	(227)	(16)	(37)	(13)	(293)
Balance at June 30, 2018	$(1,432)	$30	$(78)	$(16)	$(1,496)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	469	8	10	18	505
Amounts reclassified from accumulated other comprehensive (income) loss	2	(8)	66	3	63
Other comprehensive income (loss)	471	—	76	21	568
Balance at June 30, 2017	$(1,499)	$14	$(39)	$53	$(1,471)
[1] See Note 2 for additional information.

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2018	2017

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$8	$7
Tax (provision) benefit		(1)	(3)
Reclassifications net of tax		$7	$4

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$123	$(41)
Foreign exchange contracts	Interest expense of Financial Products	5	—
Interest rate contracts	Interest expense excluding Financial Products	(2)	(1)
Interest rate contracts	Interest expense of Financial Products	—	2
Reclassifications before tax		126	(40)
Tax (provision) benefit		(30)	14
Reclassifications net of tax		$96	$(26)

Total reclassifications from Accumulated other comprehensive income (loss)		$103	$(22)

		Six Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2018	2017

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(1)	$(2)
Tax (provision) benefit		—	—
Reclassifications net of tax		$(1)	$(2)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$17	$12
Tax (provision) benefit		(3)	(4)
Reclassifications net of tax		$14	$8

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$95	$(102)
Foreign exchange contracts	Interest expense of Financial Products	8	—
Interest rate contracts	Interest expense excluding Financial Products	(2)	(3)
Interest rate contracts	Interest expense of Financial Products	1	3
Reclassifications before tax		102	(102)
Tax (provision) benefit		(24)	36
Reclassifications net of tax		$78	$(66)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$(4)
Tax (provision) benefit		—	1
Reclassifications net of tax		$—	$(3)

Total reclassifications from Accumulated other comprehensive income (loss)		$91	$(63)

13.                              Environmental and legal matters

The Company is regulated by federal, state and international environmental laws governing its use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to internal combustion engines. We have made, and will continue to make, significant research and development and capital expenditures to comply with these emissions standards.

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

14.                              Income taxes

The provision for income taxes for the first six months of 2018 reflected an estimated annual tax rate of 24 percent, compared to 32 percent for the first six months of 2017, excluding the discrete items discussed in the following paragraph. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

In addition, a discrete tax benefit of $49 million was recorded in the first six months of 2018, compared to $27 million in the first six months of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first six months of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The provision for income taxes for the first six months of 2017 also included a $15 million increase to prior year taxes related to non-U.S. restructuring costs.

Our analysis of U.S. tax reform legislation, updated through June 30, 2018, resulted in no change to the 2017 year-end provisional charge of $2.371 billion. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances.

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

Our Executive Office is comprised of a Chief Executive Officer (CEO), five Group Presidents, a General Counsel & Corporate Secretary and a Chief Human Resources Officer. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The General Counsel & Corporate Secretary leads the Law and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker, and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation, are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who also has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads two smaller operating segments that are included in the All Other operating segments.  The Law and Public Policy Division and the Human Resources Organization are cost centers and do not meet the definition of an operating segment.

Segment information for 2017 has been recast due to our adoption of new accounting guidance issued by the FASB related to the presentation of net periodic pension costs and net periodic postretirement benefit costs. Prior service cost (credits) is no longer included in segment profit. See Note 2 for additional information.

B.	Description of segments

We have six operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segments:

Construction Industries: A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers, backhoe loaders, compactors, cold planers, compact track and multi-terrain loaders, mini, small, medium and large track excavators, forestry excavators, feller bunchers, harvesters, knuckleboom loaders, motor graders, pipelayers, road reclaimers, site prep tractors, skidders, skid steer loaders, telehandlers, small and medium track-type tractors, track-type loaders, utility vehicles, wheel excavators, compact, small and medium wheel loaders and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

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

All Other operating segments:  Primarily includes activities such as: business strategy, product management and development, manufacturing of filters and fluids, undercarriage, ground engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat products; parts distribution; integrated logistics solutions, distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other operating segments are included as a reconciling item between reportable segments and consolidated external reporting.

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

•
Machinery, Energy & Transportation segment profit is determined on a pretax basis and excludes interest expense and most other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 42 to 48 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities (all of which are primarily included in Cost of goods sold). A table, Reconciliation of Restructuring costs on page 45, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 19 for more information.

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

Reportable Segments
Three Months Ended June 30
(Millions of dollars)
	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$6,137		$35	$6,172	$90	$1,154	$4,915	$62
Resource Industries	2,431		95	2,526	115	411	6,410	39
Energy & Transportation	4,714		1,010	5,724	157	1,012	8,088	140
Machinery, Energy & Transportation	$13,282		$1,140	$14,422	$362	$2,577	$19,413	$241
Financial Products Segment	829	[1]	—	829	212	134	35,908	533
Total	$14,111		$1,140	$15,251	$574	$2,711	$55,321	$774

	2017
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,930		$29	$4,959	$100	$900	$4,838	$36
Resource Industries	1,759		77	1,836	130	99	6,403	31
Energy & Transportation	3,941		827	4,768	162	694	7,564	91
Machinery, Energy & Transportation	$10,630		$933	$11,563	$392	$1,693	$18,805	$158
Financial Products Segment	776	[1]	—	776	204	191	34,893	439
Total	$11,406		$933	$12,339	$596	$1,884	$53,698	$597

1 Includes revenues from Machinery, Energy & Transportation of $118 million and $102 million in the second quarter of 2018 and 2017, respectively.

Reportable Segments
Six Months Ended June 30
(Millions of dollars)
	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$11,796		$53	$11,849	$179	$2,271	$4,915	$104
Resource Industries	4,639		196	4,835	231	789	6,410	62
Energy & Transportation	8,990		1,953	10,943	315	1,886	8,088	302
Machinery, Energy & Transportation	$25,425		$2,202	$27,627	$725	$4,946	$19,413	$468
Financial Products Segment	1,622	[1]	—	1,622	415	275	35,908	894
Total	$27,047		$2,202	$29,249	$1,140	$5,221	$55,321	$1,362

	2017
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$9,021		$38	$9,059	$202	$1,534	$4,838	$57
Resource Industries	3,429		168	3,597	257	259	6,403	52
Energy & Transportation	7,297		1,607	8,904	320	1,239	7,564	207
Machinery, Energy & Transportation	$19,747		$1,813	$21,560	$779	$3,032	$18,805	$316
Financial Products Segment	1,536	[1]	—	1,536	412	374	34,893	710
Total	$21,283		$1,813	$23,096	$1,191	$3,406	$53,698	$1,026

1 Includes revenues from Machinery, Energy & Transportation of $223 million and $188 million in the first half of 2018 and 2017, respectively.

For the three and six months ending June 30, 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Three Months Ended June 30, 2018
Construction Industries	$2,739	$392	$1,171	$1,835	$6,137
Resource Industries	804	394	569	664	2,431
Energy & Transportation	2,582	287	1,153	692	4,714
All Other operating segments	17	1	4	19	41
Corporate Items and Eliminations	(40)	(3)	—	(1)	(44)
Machinery, Energy & Transportation Sales	6,102	1,071	2,897	3,209	13,279

Financial Products Segment	537	71	101	120	829
Corporate Items and Eliminations	(57)	(11)	(7)	(22)	(97)
Financial Products Revenues	480	60	94	98	732

Consolidated Sales and Revenues	$6,582	$1,131	$2,991	$3,307	$14,011

Six Months Ended June 30, 2018
Construction Industries	$5,359	$736	$2,238	$3,463	$11,796
Resource Industries	1,602	754	1,089	1,194	4,639
Energy & Transportation	4,807	567	2,245	1,371	8,990
All Other operating segments	32	1	8	37	78
Corporate Items and Eliminations	(68)	(2)	(3)	(1)	(74)
Machinery, Energy & Transportation Sales	11,732	2,056	5,577	6,064	25,429

Financial Products Segment	1,049	145	202	226	1,622
Corporate Items and Eliminations	(106)	(24)	(12)	(39)	(181)
Financial Products Revenues	943	121	190	187	1,441

Consolidated Sales and Revenues	$12,675	$2,177	$5,767	$6,251	$26,870

For the three and six months ending June 30, 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
(Millions of dollars)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Oil and gas	$1,467	$2,682
Power generation	992	1,961
Industrial	969	1,875
Transportation	1,286	2,472
Energy & Transportation External Sales	$4,714	$8,990

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2017
Total external sales and revenues from reportable segments	$10,630	$776	$—		$11,406
All Other operating segments	33	—	—		33
Other	(24)	17	(101)	[1]	(108)
Total sales and revenues	$10,639	$793	$(101)		$11,331

	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2017
Total external sales and revenues from reportable segments	$19,747	$1,536	$—		$21,283
All Other operating segments	70	—	—		70
Other	(48)	34	(186)	[1]	(200)
Total sales and revenues	$19,769	$1,570	$(186)		$21,153
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2018
Total profit from reportable segments	$2,577	$134	$2,711
All Other operating segments	23	—	23
Cost centers	(1)	—	(1)
Corporate costs	(178)	—	(178)
Timing	(66)	—	(66)
Restructuring costs	(113)	(1)	(114)
Methodology differences:
Inventory/cost of sales	31	—	31
Postretirement benefit expense	82	—	82
Stock-based compensation expense	(60)	(2)	(62)
Financing costs	(69)	—	(69)
Currency	(52)	—	(52)
Other income/expense methodology differences	(95)	—	(95)
Other methodology differences	(29)	5	(24)
Total consolidated profit before taxes	$2,050	$136	$2,186

Three Months Ended June 30, 2017
Total profit from reportable segments	$1,693	$191	$1,884
All Other operating segments	(19)	—	(19)
Cost centers	(11)	—	(11)
Corporate costs	(174)	—	(174)
Timing	(69)	—	(69)
Restructuring costs	(169)	—	(169)
Methodology differences:			—
Inventory/cost of sales	(8)	—	(8)
Postretirement benefit expense	44	—	44
Stock-based compensation expense	(65)	(3)	(68)
Financing costs	(123)	—	(123)
Currency	(119)	—	(119)
Other income/expense methodology differences	21	—	21
Other methodology differences	(30)	—	(30)
Total consolidated profit before taxes	$971	$188	$1,159

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2018
Total profit from reportable segments	$4,946	$275	$5,221
All Other operating segments	80	—	80
Cost centers	26	—	26
Corporate costs	(346)	—	(346)
Timing	(150)	—	(150)
Restructuring costs	(182)	(1)	(183)
Methodology differences:
Inventory/cost of sales	23	—	23
Postretirement benefit expense	169	—	169
Stock-based compensation expense	(108)	(4)	(112)
Financing costs	(147)	—	(147)
Currency	(49)	—	(49)
Other income/expense methodology differences	(173)	—	(173)
Other methodology differences	(42)	3	(39)
Total consolidated profit before taxes	$4,047	$273	$4,320

Six Months Ended June 30, 2017
Total profit from reportable segments	$3,032	$374	$3,406
All Other operating segments	(33)	—	(33)
Cost centers	(4)	—	(4)
Corporate costs	(289)	—	(289)
Timing	(107)	—	(107)
Restructuring costs	(920)	(1)	(921)
Methodology differences:
Inventory/cost of sales	(76)	—	(76)
Postretirement benefit expense	91	—	91
Stock-based compensation expense	(112)	(5)	(117)
Financing costs	(253)	—	(253)
Currency	(158)	—	(158)
Other income/expense methodology differences	(34)	—	(34)
Other methodology differences	(61)	4	(57)
Total consolidated profit before taxes	$1,076	$372	$1,448

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Three Months Ended June 30, 2018
Construction Industries	$1,154	$(29)	$1,125
Resource Industries	411	(52)	359
Energy & Transportation	1,012	(24)	988
Financial Products Segment	134	(1)	133
All Other operating segments	23	(5)	18
Total	$2,734	$(111)	$2,623

Three Months Ended June 30, 2017
Construction Industries	$900	$(27)	$873
Resource Industries	99	(111)	(12)
Energy & Transportation	694	(44)	650
Financial Products Segment	191	(1)	190
All Other operating segments	(19)	(13)	(32)
Total	$1,865	$(196)	$1,669

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Six Months Ended June 30, 2018
Construction Industries	$2,271	$(43)	$2,228
Resource Industries	789	(96)	693
Energy & Transportation	1,886	(29)	1,857
Financial Products Segment	275	(1)	274
All Other operating segments	80	(9)	71
Total	$5,301	$(178)	$5,123

Six Months Ended June 30, 2017
Construction Industries	$1,534	$(694)	$840
Resource Industries	259	(170)	89
Energy & Transportation	1,239	(58)	1,181
Financial Products Segment	374	(2)	372
All Other operating segments	(33)	(19)	(52)
Total	$3,373	$(943)	$2,430

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2018
Total assets from reportable segments	$19,413	$35,908	$—	$55,321
All Other operating segments	1,278	—	—	1,278
Items not included in segment assets:
Cash and short-term investments	7,786	—	—	7,786
Intercompany receivables	1,585	—	(1,585)	—
Investment in Financial Products	4,063	—	(4,063)	—
Deferred income taxes	2,107	—	(586)	1,521
Goodwill and intangible assets	4,325	—	—	4,325
Property, plant and equipment – net and other assets	2,196	—	—	2,196
Operating lease methodology difference	(183)	—	—	(183)
Inventory methodology differences	(2,333)	—	—	(2,333)
Liabilities included in segment assets	9,757	—	—	9,757
Other	(642)	—	(39)	(681)
Total assets	$49,352	$35,908	$(6,273)	$78,987

December 31, 2017
Total assets from reportable segments	$18,805	$34,893	$—	$53,698
All Other operating segments	1,312	—	—	1,312
Items not included in segment assets:
Cash and short-term investments	7,381	—	—	7,381
Intercompany receivables	1,733	—	(1,733)	—
Investment in Financial Products	4,064	—	(4,064)	—
Deferred income taxes	2,166	—	(574)	1,592
Goodwill and intangible assets	4,210	—	—	4,210
Property, plant and equipment – net and other assets	2,341	—	—	2,341
Operating lease methodology difference	(191)	—	—	(191)
Inventory methodology differences	(2,287)	—	—	(2,287)
Liabilities included in segment assets	9,352	—	—	9,352
Other	(399)	(14)	(33)	(446)
Total assets	$48,487	$34,879	$(6,404)	$76,962

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2018
Total depreciation and amortization from reportable segments	$362	$212	$574
Items not included in segment depreciation and amortization:
All Other operating segments	58	—	58
Cost centers	32	—	32
Other	13	9	22
Total depreciation and amortization	$465	$221	$686

Three Months Ended June 30, 2017
Total depreciation and amortization from reportable segments	$392	$204	$596
Items not included in segment depreciation and amortization:
All Other operating segments	56	—	56
Cost centers	35	—	35
Other	24	9	33
Total depreciation and amortization	$507	$213	$720

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2018
Total depreciation and amortization from reportable segments	$725	$415	$1,140
Items not included in segment depreciation and amortization:
All Other operating segments	115	—	115
Cost centers	63	—	63
Other	30	19	49
Total depreciation and amortization	$933	$434	$1,367

Six Months Ended June 30, 2017
Total depreciation and amortization from reportable segments	$779	$412	$1,191
Items not included in segment depreciation and amortization:
All Other operating segments	110	—	110
Cost centers	70	—	70
Other	39	20	59
Total depreciation and amortization	$998	$432	$1,430

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2018
Total capital expenditures from reportable segments	$241	$533	$—	$774
Items not included in segment capital expenditures:
All Other operating segments	27	—	—	27
Cost centers	26	—	—	26
Timing	(18)	—	—	(18)
Other	(45)	43	(36)	(38)
Total capital expenditures	$231	$576	$(36)	$771

Three Months Ended June 30, 2017
Total capital expenditures from reportable segments	$158	$439	$—	$597
Items not included in segment capital expenditures:
All Other operating segments	25	—	—	25
Cost centers	14	—	—	14
Timing	(9)	—	—	(9)
Other	(18)	11	(5)	(12)
Total capital expenditures	$170	$450	$(5)	$615

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2018
Total capital expenditures from reportable segments	$468	$894	$—	$1,362
Items not included in segment capital expenditures:
All Other operating segments	38	—	—	38
Cost centers	40	—	—	40
Timing	157	—	—	157
Other	(149)	120	(40)	(69)
Total capital expenditures	$554	$1,014	$(40)	$1,528

Six Months Ended June 30, 2017
Total capital expenditures from reportable segments	$316	$710	$—	$1,026
Items not included in segment capital expenditures:
All Other operating segments	45	—	—	45
Cost centers	23	—	—	23
Timing	79	—	—	79
Other	(84)	43	(8)	(49)
Total capital expenditures	$379	$753	$(8)	$1,124

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	June 30, 2018
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$353	$9	$362
Receivables written off	(130)	—	(130)
Recoveries on receivables previously written off	20	—	20
Provision for credit losses	170	(1)	169
Other	(9)	—	(9)
Balance at end of period	$404	$8	$412

Individually evaluated for impairment	$205	$—	$205
Collectively evaluated for impairment	199	8	207
Ending Balance	$404	$8	$412

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$827	$—	$827
Collectively evaluated for impairment	18,336	3,455	21,791
Ending Balance	$19,163	$3,455	$22,618

(Millions of dollars)	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$331	$10	$341
Receivables written off	(157)	—	(157)
Recoveries on receivables previously written off	43	—	43
Provision for credit losses	129	(1)	128
Other	7	—	7
Balance at end of year	$353	$9	$362

Individually evaluated for impairment	$149	$—	$149
Collectively evaluated for impairment	204	9	213
Ending Balance	$353	$9	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$942
Collectively evaluated for impairment	18,226	3,464	21,690
Ending Balance	$19,168	$3,464	$22,632

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

	June 30, 2018
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$72	$16	$43	$131	$8,067	$8,198	$7
Europe	31	12	106	149	2,659	2,808	42
Asia Pacific	30	12	8	50	2,415	2,465	3
Mining	2	—	10	12	1,631	1,643	—
Latin America	42	17	102	161	1,408	1,569	—
Caterpillar Power Finance	37	61	250	348	2,132	2,480	30
Dealer
North America	—	—	—	—	1,931	1,931	—
Europe	—	—	—	—	324	324	—
Asia Pacific	—	—	—	—	485	485	—
Mining	—	—	—	—	3	3	—
Latin America	—	1	77	78	632	710	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$214	$119	$596	$929	$21,689	$22,618	$82

	December 31, 2017
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$7,950	$8,078	$8
Europe	21	10	46	77	2,718	2,795	13
Asia Pacific	13	7	14	34	2,009	2,043	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,531	1,765	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	1,920	1,920	—
Europe	—	—	—	—	222	222	—
Asia Pacific	—	—	—	—	553	553	—
Mining	—	—	—	—	4	4	—
Latin America	—	72	—	72	691	763	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$165	$192	$448	$805	$21,827	$22,632	$36

As of June 30, 2018, Cat Financial had $240 million of finance receivables classified as held for sale.

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of June 30, 2018 or December 31, 2017, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	June 30, 2018			December 31, 2017
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$20	$20	$—	$19	$19	$—
Europe	6	6	—	45	45	—
Asia Pacific	29	29	—	34	33	—
Mining	38	38	—	121	121	—
Latin America	40	40	—	45	45	—
Caterpillar Power Finance	139	159	—	160	172	—
Total	$272	$292	$—	$424	$435	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$49	$47	$23	$44	$43	$17
Europe	48	47	24	9	8	5
Asia Pacific	3	3	1	8	8	2
Mining	62	62	21	—	—	—
Latin America	50	50	37	95	106	42
Caterpillar Power Finance	343	345	99	362	365	83
Total	$555	$554	$205	$518	$530	$149

Total Impaired Finance Receivables
North America	$69	$67	$23	$63	$62	$17
Europe	54	53	24	54	53	5
Asia Pacific	32	32	1	42	41	2
Mining	100	100	21	121	121	—
Latin America	90	90	37	140	151	42
Caterpillar Power Finance	482	504	99	522	537	83
Total	$827	$846	$205	$942	$965	$149

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$18	$1	$11	$—
Europe	7	—	48	1
Asia Pacific	28	—	30	1
Mining	45	1	130	3
Latin America	43	—	67	—
Caterpillar Power Finance	189	1	257	3
Total	$330	$3	$543	$8

Impaired Finance Receivables With An Allowance Recorded
North America	$56	$—	$52	$1
Europe	48	1	5	—
Asia Pacific	5	—	30	—
Mining	64	1	—	—
Latin America	65	1	107	1
Caterpillar Power Finance	356	3	125	—
Total	$594	$6	$319	$2

Total Impaired Finance Receivables
North America	$74	$1	$63	$1
Europe	55	1	53	1
Asia Pacific	33	—	60	1
Mining	109	2	130	3
Latin America	108	1	174	1
Caterpillar Power Finance	545	4	382	3
Total	$924	$9	$862	$10

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$18	$1	$11	$—
Europe	23	—	48	1
Asia Pacific	30	1	18	1
Mining	78	2	129	4
Latin America	44	1	70	1
Caterpillar Power Finance	178	3	258	6
Total	$371	$8	$534	$13

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$53	$1	$56	$1
Europe	32	1	6	—
Asia Pacific	5	—	38	1
Mining	36	1	—	—
Latin America	76	2	101	2
Caterpillar Power Finance	355	4	96	1
Total	$557	$9	$297	$5

Total Impaired Finance Receivables
Customer
North America	$71	$2	$67	$1
Europe	55	1	54	1
Asia Pacific	35	1	56	2
Mining	114	3	129	4
Latin America	120	3	171	3
Caterpillar Power Finance	533	7	354	7
Total	$928	$17	$831	$18

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

As of June 30, 2018, there were finance receivables on non-accrual status for the Dealer portfolio segment of $77 million, all of which were in the Latin America finance receivable class. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2018	December 31, 2017
North America	$42	$38
Europe	69	37
Asia Pacific	6	10
Mining	13	63
Latin America	142	192
Caterpillar Power Finance	357	343
Total	$629	$683

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

As of June 30, 2018 and December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2018 or 2017 for the Dealer portfolio segment. Cat Financial's investment in finance receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	17	$7	$7	17	$8	$7
Asia Pacific	—	—	—	1	—	—
Latin America	—	—	—	7	3	3
Caterpillar Power Finance [1]	2	50	17	48	243	237
Total	19	$57	$24	73	$254	$247

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
North America	30	$13	$13	26	$9	$8
Europe	—	—	—	1	—	—
Asia Pacific	—	—	—	6	39	30
Mining	1	29	29	2	57	56
Latin America	1	3	3	14	5	5
Caterpillar Power Finance	5	53	20	54	268	261
Total	37	$98	$65	103	$378	$360

1In Caterpillar Power Finance, during the three months ended June 30, 2017, 42 contracts with a pre-TDR recorded investment of $175 million and a post-TDR recorded investment of $175 million were related to three customers.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2018 and December 31, 2017 are summarized below:

	June 30, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	47	—	—	47
Corporate bonds
Corporate bonds	—	665	—	—	665
Asset-backed securities	—	61	—	—	61
Mortgage-backed debt securities
U.S. governmental agency	—	296	—	—	296
Residential	—	7	—	—	7
Commercial	—	15	—	—	15
Total debt securities	9	1,091	—	—	1,100
Equity securities
Large capitalization value	285	—	—	—	285
Smaller company growth	70	—	—	—	70
REIT	—	—	—	115	115
Total equity securities	355	—	—	115	470
Total assets	$364	$1,091	$—	$115	$1,570
Liabilities
Derivative financial instruments, net	—	37	—	—	37
Total liabilities	$—	$37	$—	$—	$37

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	42	—	42
Corporate bonds
Corporate bonds	—	584	—	584
Asset-backed securities	—	67	—	67
Mortgage-backed debt securities
U.S. governmental agency	—	261	—	261
Residential	—	8	—	8
Commercial	—	17	—	17
Total debt securities	10	979	—	989
Equity securities
Large capitalization value	284	—	—	284
Smaller company growth	56	—	—	56
REIT	—	—	110	110
Total equity securities	340	—	110	450
Total assets	$350	$979	$110	$1,439
Liabilities
Derivative financial instruments, net	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $320 million and $341 million as of June 30, 2018 and December 31, 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	June 30, 2018		December 31, 2017
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$8,654	$8,654	$8,261	$8,261	1
Restricted cash and short-term investments	$175	$175	$194	$194	1
Investments in debt and equity securities	$1,570	$1,570	$1,439	$1,439	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$15,040	$15,002	$15,452	$15,438	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	$1,178	$1,151	$1,153	$1,123	3
Interest rate contracts – net	$3	$3	$1	$1	2	Note 5
Commodity contracts – net	$6	$6	$21	$21	2	Note 5

Liabilities
Short-term borrowings	$6,220	$6,220	$4,837	$4,837	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$7,991	$9,221	$7,935	$9,863	2
Financial Products	$21,958	$21,822	$22,106	$22,230	2
Foreign currency contracts – net	$46	$46	$41	$41	2	Note 5
Guarantees	$8	$8	$8	$8	3	Note 10

[1]	Total excluded items have a net carrying value at June 30, 2018 and December 31, 2017 of $7,409 million and $7,063 million, respectively.

18.                         Other income (expense)

	Three Months Ended June 30			Six Months Ended June 30
(Millions of dollars)	2018	2017		2018	2017
Investment and interest income	$45	$32		$81	$54
Foreign exchange gains (losses) [1]	(60)	(112)		(79)	(160)
License fee income	36	24		67	46
Gain on sale of affiliated company	—	85	[2]	—	85	[2]
Net periodic pension and OPEB income (cost), excluding service cost	86	67		172	104
Miscellaneous income (loss)	14	—		7	(1)
Total	$121	$96		$248	$128
1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Pretax gain related to the sale of Caterpillar's equity interest in Iron Planet Holdings Inc.

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

Restructuring costs for the three and six months ended June 30, 2018 and 2017 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2018	2017
Employee separations [1]	$45	$42
Contract terminations [1]	—	17
Long-lived asset impairments [1]	30	63
Other [2]	39	47
Total restructuring costs	$114	$169

	Six Months Ended June 30
	2018	2017
Employee separations [1]	$78	$506
Contract terminations [1]	—	26
Long-lived asset impairments [1]	30	275
Defined benefit plan curtailments and termination benefits [3]	—	29
Other [2]	75	85
Total restructuring costs	$183	$921

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs and equipment relocation (all of which are primarily included in Cost of goods sold).

[3] Recognized in Other income (expense).

For the six months ended June 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

The restructuring costs for the six months ended June 30, 2017, were primarily related to the closure of the facility in Gosselies, Belgium, within Construction Industries. The remaining restructuring costs for the first six months of 2017 were related to other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	78
Reduction in liability (payments)	(150)
Liability balance at June 30, 2018	$177

The majority of the liability balance at June 30, 2018 is expected to be paid in 2018. About half of this balance is for employee separation payments related to closure of the Gosselies, Belgium, facility.
In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which led to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site were phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $675 million. In the first six months of 2018, we incurred $10 million of restructuring costs, and we incurred $653 million in 2017 for a total of $663 million through June 30, 2018. We expect to recognize the remaining costs in 2018.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure as discussed above. In the first six months of 2018, we incurred $70 million of restructuring costs related to the Plan, and we have incurred $1,737 million related to the Plan through June 30, 2018. We expect to recognize approximately $150 million of additional restructuring costs related to the Plan in 2018.

20.                         Acquisitions

ECM S.p.A.

On January 2, 2018, we acquired 100 percent of the equity in privately held ECM S.p.A. (ECM). Headquartered in Pistoia, Italy, ECM designs, manufactures, sells and services advanced signal systems for the rail industry. The ECM acquisition was executed to expand our presence in the international freight and transit industries through a combination of broad product offerings and strong reputation in the signaling market. The purchase price for the acquisition was $225 million, consisting of $249 million paid at closing, net of $25 million of cash acquired and $1 million of debt assumed.

The transaction was financed with available cash. Tangible assets as of the acquisition date were $109 million, recorded at their fair values, and primarily included cash of $25 million, receivables of $28 million, inventories of $29 million, and property, plant and equipment of $17 million. Finite-lived intangible assets acquired of $112 million included customer relationships, developed technology and trade names. The finite lived intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of approximately 13 years. Liabilities assumed as of the acquisition date were $79 million, recorded at their fair values, and primarily included accounts payable of $38 million and net deferred tax liabilities of $29 million. Goodwill of $109 million, non-deductible for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill include ECM’s strategic fit into our rail product portfolio, the opportunity to provide a complete line-up of signaling and train control systems and the acquired assembled workforce. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the Energy & Transportation segment in Note 15. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Downer Freight Rail

On January 2, 2018, we completed the acquisition of certain assets and liabilities of the Downer Freight Rail business (Downer Freight Rail). Headquartered in North Ryde, Australia, Downer Freight Rail provides a full suite of rolling stock, aftermarket parts and services throughout Australia. The acquisition was executed to strengthen our existing Rail footprint in Australia, which currently includes rolling stock maintenance facilities, as well as infrastructure and signaling facilities. The purchase price for the acquisition was $99 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Second-quarter 2018 sales and revenues were $14.011 billion, a 24 percent increase from second-quarter 2017 sales and revenues of $11.331 billion. The increase was primarily due to higher sales volume driven by improved demand across the three primary segments, with the largest increase in Construction Industries. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan. Profit per share for the second quarter of 2018 was $2.82, an increase of $1.47 from the second quarter of 2017. Profit was $1.707 billion in the second quarter of 2018, an increase of $905 million from the second quarter of 2017. Profit increased primarily due to higher sales volume and a lower effective tax rate. Favorable price realization was partially offset by higher manufacturing costs. Lower operating profit from Financial Products and slightly higher selling, general and administrative (SG&A) and research and development (R&D) expenses were partially offset by a decrease in restructuring costs.
Sales and revenues for the six months ended June 30, 2018, were $26.870 billion, up $5.717 billion, or 27 percent, from $21.153 billion for the six months ended June 30, 2017. Profit per share for the six months ended June 30, 2018, was $5.56, up significantly from profit per share of $1.67 for the same period last year. Profit was $3.372 billion for the six months ended June 30, 2018, a substantial increase from $994 million for the six months ended June 30, 2017.
Highlights for the second quarter of 2018 include:

•
Second-quarter sales and revenues were $14.011 billion, compared with $11.331 billion in the second quarter of 2017. Sales increased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues were about flat.

•
Operating profit as a percent of sales and revenues was 15.5 percent in the second quarter of 2018, compared with 10.4 percent in the second quarter of 2017. Adjusted operating profit margin was 16.3 percent in the second quarter of 2018, compared with 11.9 percent in the second quarter of 2017.

•
Profit per share was $2.82 in the second quarter of 2018, compared with $1.35 in the second quarter of 2017. Excluding restructuring costs of $0.15 per share, second-quarter 2018 adjusted profit per share was $2.97. In comparison, adjusted profit per share for the second quarter of 2017, which excluded restructuring costs of $0.23 per share and a gain on sale of an equity investment of $0.09 per share, was $1.49.

•
During the second quarter of 2018, Machinery, Energy & Transportation (ME&T) operating cash flow was $2.1 billion, and the company repurchased $750 million of Caterpillar common stock. In June, the board of directors approved an increase to the quarterly dividend of 10 percent to $0.86 per share. The company ended the second quarter of 2018 with an enterprise cash balance of $8.7 billion.

Highlights for the six months ended June 30, 2018, include:

•
Sales and revenues for the six months ended June 30, 2018, were $26.870 billion, compared with $21.153 billion for the six months ended June 30, 2017. Sales increased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues were about flat.

•
Restructuring costs were $183 million for the six months ended June 30, 2018, with an after-tax impact of $0.23 per share, compared with restructuring costs of $921 million for the six months ended June 30, 2017, with an after-tax impact of $1.19 per share.

•
Operating profit as a percent of sales and revenues was 15.9 percent for the six months ended June 30, 2018, compared with 7.4 percent for the six months ended June 30, 2017. Adjusted operating profit margin was 16.6 percent for the six months ended June 30, 2018, compared with 11.6 percent for the six months ended June 30, 2017.

•
Profit per share was $5.56 for the six months ended June 30, 2018, compared with $1.67 in the six months ended June 30, 2017. Adjusted profit per share was $5.79 for the six months ended June 30, 2018, compared with $2.77 in the six months ended June 30, 2017.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $3.0 billion for the six months ended June 30, 2018, compared to $3.6 billion for the six months ended June 30, 2017.
Restructuring Costs
In recent years, we have incurred substantial restructuring costs to achieve a flexible and competitive cost structure. We incurred $114 million of restructuring costs during the second quarter of 2018 and $183 million during the first half of 2018. We incurred $169 million of restructuring costs during the second quarter of 2017 and $921 million during the first half of 2017. We expect restructuring actions to continue and anticipate costs of about $400 million for the full year of 2018.
Notes:

•	Glossary of terms is included on pages 77-79; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 84.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2017

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2017 (at left) and the second quarter of 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.
Total sales and revenues were $14.011 billion in the second quarter of 2018, an increase of $2.680 billion, or 24 percent, compared with $11.331 billion in the second quarter of 2017. The increase was primarily due to higher sales volume driven by improved demand across the three primary segments, with the largest increase in Construction Industries. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan.
Sales increased in all regions, with the largest sales increase in North America, which improved 25 percent as strong economic conditions in key end markets drove higher demand.
Sales increased 10 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels.
EAME sales increased 18 percent primarily due to higher demand as economic conditions have improved across the region, the impact of a stronger euro and favorable price realization.
Asia/Pacific sales increased 39 percent mostly due to higher demand, including increased sales of construction equipment in China and favorable changes in dealer inventories. Dealer inventories increased more significantly in the second quarter of 2018, compared to the second quarter of 2017. The favorable impact of a stronger Chinese yuan also contributed to increased sales.
Dealer machine and engine inventories increased about $100 million in the second quarter of 2018, compared to a decrease of about $300 million in the second quarter of 2017. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe the level of dealer inventories at the end of 2018 will depend on dealer expectations for business in 2019.

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2018
Construction Industries	$2,739	18%	$392	8%	$1,171	21%	$1,835	43%	$6,137		24%	$35	21%	$6,172	24%
Resource Industries	804	31%	394	32%	569	44%	664	47%	2,431		38%	95	23%	2,526	38%
Energy & Transportation	2,582	30%	287	(8%)	1,153	7%	692	22%	4,714		20%	1,010	22%	5,724	20%
All Other Segments	17	70%	1	—%	4	(64%)	19	73%	41		24%	83	(21%)	124	(10%)
Corporate Items and Eliminations	(40)		(3)		—		(1)		(44)			(1,223)		(1,267)
Machinery, Energy & Transportation Sales	6,102	25%	1,071	10%	2,897	18%	3,209	39%	13,279		25%	—	—%	13,279	25%

Financial Products Segment	537	6%	71	(10%)	101	—%	120	32%	829	[1]	7%	—	—%	829	7%
Corporate Items and Eliminations	(57)		(11)		(7)		(22)		(97)			—		(97)
Financial Products Revenues	480	6%	60	(6%)	94	(2%)	98	26%	732		6%	—	—%	732	6%

Consolidated Sales and Revenues	$6,582	23%	$1,131	9%	$2,991	18%	$3,307	38%	$14,011		24%	$—	—%	$14,011	24%

Second Quarter 2017
Construction Industries	$2,318		$364		$964		$1,284		$4,930			$29		$4,959
Resource Industries	612		299		396		452		1,759			77		1,836
Energy & Transportation	1,982		312		1,079		568		3,941			827		4,768
All Other Segments	10		1		11		11		33			105		138
Corporate Items and Eliminations	(22)		—		(2)		—		(24)			(1,038)		(1,062)
Machinery, Energy & Transportation Sales	4,900		976		2,448		2,315		10,639			—		10,639

Financial Products Segment	505		79		101		91		776	[1]		—		776
Corporate Items and Eliminations	(51)		(15)		(5)		(13)		(84)			—		(84)
Financial Products Revenues	454		64		96		78		692			—		692

Consolidated Sales and Revenues	$5,354		$1,040		$2,544		$2,393		$11,331			$—		$11,331

1 Includes revenues from Machinery, Energy & Transportation of $118 million and $102 million in the second quarter of 2018 and 2017, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2017	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2018	$ Change	% Change

Construction Industries	$4,959	$1,126	$(68)	$149	$6	$6,172	$1,213	24%
Resource Industries	1,836	565	94	13	18	2,526	690	38%
Energy & Transportation	4,768	641	64	68	183	5,724	956	20%
All Other Segments	138	6	—	2	(22)	124	(14)	(10%)
Corporate Items and Eliminations	(1,062)	(21)	1	—	(185)	(1,267)	(205)
Machinery, Energy & Transportation Sales	10,639	2,317	91	232	—	13,279	2,640	25%

Financial Products Segment	776	—	—	—	53	829	53	7%
Corporate Items and Eliminations	(84)	—	—	—	(13)	(97)	(13)
Financial Products Revenues	692	—	—	—	40	732	40	6%

Consolidated Sales and Revenues	$11,331	$2,317	$91	$232	$40	$14,011	$2,680	24%

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2017 (at left) and the second quarter of 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the second quarter of 2018 was $2.167 billion, compared to $1.184 billion in the second quarter of 2017. The increase of $983 million was mostly due to higher sales volume. Favorable price realization was partially offset by higher manufacturing costs.
Manufacturing costs were higher due to increased freight and material costs, partially offset by lower warranty expense. Freight costs were unfavorable primarily due to supply chain inefficiencies as the industry responds to strong global demand. Material costs were higher primarily due to increases in steel prices.
Lower operating profit from Financial Products and slightly higher selling, general and administrative (SG&A) and research and development (R&D) expenses were partially offset by a decrease in restructuring costs.
Short-term incentive compensation expense was about $360 million in the second quarter of 2018, compared to about $415 million in the second quarter of 2017. For the full year, we expect short-term incentive compensation will be about $1.4 billion, nearly the same as 2017.
Other Profit/Loss Items

▪
Other income/expense in the second quarter of 2018 was income of $121 million, compared with income of $96 million in the second quarter of 2017. The favorable change was primarily a result of lower currency translation and hedging net losses, the impact from pension and other postemployment benefit (OPEB) plans and other miscellaneous items, mostly offset by the absence of a pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet in the second quarter of 2017.

▪
The provision for income taxes in the second quarter of 2018 reflected an estimated annual tax rate of 24 percent, compared to 32 percent for the second quarter of 2017, excluding the discrete items discussed in the following paragraph. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

The provision for income taxes in the second quarter of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. In addition, a discrete tax benefit of $9 million was recorded in the second quarter of 2018, compared to $10 million in the second quarter of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

Profit by Segment
(Millions of dollars)	Second Quarter 2018	Second Quarter 2017	$ Change	% Change
Construction Industries	$1,154	$900	$254	28%
Resource Industries	411	99	312	315%
Energy & Transportation	1,012	694	318	46%
All Other Segments	23	(19)	42
Corporate Items and Eliminations	(466)	(589)	123
Machinery, Energy & Transportation	2,134	1,085	1,049	97%

Financial Products Segment	134	191	(57)	(30%)
Corporate Items and Eliminations	(5)	(5)	—
Financial Products	129	186	(57)	(31%)
Consolidating Adjustments	(96)	(87)	(9)
Consolidated Operating Profit	$2,167	$1,184	$983	83%

Construction Industries
Construction Industries’ total sales were $6.172 billion in the second quarter of 2018, compared with $4.959 billion in the second quarter of 2017. The increase was mostly due to higher sales volume for construction equipment. Sales were also higher due to currency impacts, primarily from a stronger Chinese yuan and euro, partially offset by unfavorable price realization.
Sales increased in all regions.

▪
In North America, the sales increase was mostly due to higher demand for construction equipment, primarily due to oil and gas, including pipelines, and non-residential construction activities. The sales increase was partially offset by unfavorable price realization.

▪	Although construction activities remained weak in Latin America, sales were slightly higher in the region.

▪
Sales increased in EAME primarily due to higher demand and the favorable impact of currency, mostly from a stronger euro. Higher demand was driven by increased construction activities across several countries in the region.

▪
Sales in Asia/Pacific were higher across the region, with most of the improved demand in China stemming from increased building construction and infrastructure investment. The favorable impact of a stronger Chinese yuan also contributed to increased sales.

Construction Industries’ profit was $1.154 billion in the second quarter of 2018, compared with $900 million in the second quarter of 2017. The increase in profit was a result of higher sales volume, partially offset by unfavorable price realization, higher material and freight costs, and increased SG&A/R&D expenses.
Construction Industries’ profit as a percent of total sales was 18.7 percent in the second quarter of 2018, compared with 18.1 percent in the second quarter of 2017.
Resource Industries
Resource Industries’ total sales were $2.526 billion in the second quarter of 2018, an increase of $690 million from the second quarter of 2017. The increase was primarily due to higher demand for equipment across all regions. Commodity prices remained strong in the second quarter of 2018, and the company saw mining customers invest in current fleets and mine expansions, resulting in higher equipment sales. However, we believe mining customers have not yet commenced full scale fleet replacements. Increased mine production and higher machine utilization resulted in improved aftermarket parts sales. In addition, global economic growth contributed to stronger sales for heavy construction equipment.  Favorable price realization also contributed to increased sales.
Resource Industries’ profit was $411 million in the second quarter of 2018, compared with $99 million in the second quarter of 2017. The improvement was mostly due to higher sales volume and favorable price realization. Manufacturing costs were favorable primarily due to lower warranty expense, partially offset by higher freight costs. The favorable warranty was mostly driven by the absence of a customer warranty program that occurred in the second quarter of 2017.
Resource Industries’ profit as a percent of total sales was 16.3 percent in the second quarter of 2018, compared with 5.4 percent in the second quarter of 2017.

Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2018	Second Quarter 2017	$ Change	% Change
Oil and Gas	$1,467	$1,053	$414	39%
Power Generation	992	877	115	13%
Industrial	969	884	85	10%
Transportation	1,286	1,127	159	14%
External Sales	4,714	3,941	773	20%
Inter-Segment	1,010	827	183	22%
Total Sales	$5,724	$4,768	$956	20%

Energy & Transportation’s total sales were $5.724 billion in the second quarter of 2018, compared with $4.768 billion in the second quarter of 2017. The increase was primarily due to higher sales volume across all applications. Favorable currency impacts, mostly from a stronger euro, and favorable price realization also contributed to the increase in sales.

▪
Oil and Gas - Sales increased due to higher demand in North America for gas compression, well servicing and production applications. Higher energy prices and growth in U.S. onshore oil and gas drove increased sales for reciprocating engines and related aftermarket parts. Sales in North America were also positively impacted by the timing of turbine project deliveries.

▪	Power Generation - Sales improved mostly due to higher demand in EAME, primarily from growth in the gas power generation market and favorable currency impacts.

▪	Industrial - Sales were higher in North America and Asia/Pacific due to favorable economic conditions and increased demand from end users.

▪
Transportation - Sales were higher for rail services, driven primarily by acquisitions in Asia/Pacific and EAME, and increased rail traffic in North America. Marine sales were higher in EAME primarily due to activity in the cruise sector and favorable currency.

Energy & Transportation’s profit was $1.012 billion in the second quarter of 2018, compared with $694 million in the second quarter of 2017. The improvement was due to higher sales volume, favorable price realization and lower short-term incentive compensation expense. This was partially offset by higher freight costs and increased spending for targeted investments.
Energy & Transportation’s profit as a percent of total sales was 17.7 percent in the second quarter of 2018, compared with 14.6 percent in the second quarter of 2017.
Financial Products Segment
Financial Products’ segment revenues were $829 million in the second quarter of 2018, an increase of $53 million, or 7 percent, from the second quarter of 2017. The increase was primarily due to higher average financing rates in North America and higher average earning assets in Asia/Pacific and North America, partially offset by lower intercompany lending activity in North America and lower average earning assets in Latin America.
Financial Products’ segment profit was $134 million in the second quarter of 2018, compared with $191 million in the second quarter of 2017. The decrease was primarily due to an increase in the provision for credit losses at Cat Financial, partially offset by an increase in net yield on average earning assets and a favorable impact from higher average earning assets.
At the end of the second quarter of 2018, past dues at Cat Financial were 3.16 percent, compared with 2.71 percent at the end of the second quarter of 2017. Write-offs, net of recoveries, in the second quarter of 2018 were $80 million, compared with $26 million in the second quarter of 2017. The increase in write-offs, net of recoveries, was primarily driven by a small number of customers in the Cat Power Finance portfolio and recent collection experience in the Latin America portfolio.
As of June 30, 2018, Cat Financial’s allowance for credit losses totaled $416 million, or 1.48 percent of finance receivables, compared with $403 million, or 1.45 percent of finance receivables at March 31, 2018. The allowance for credit losses at year-end 2017 was $365 million, or 1.33 percent of finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $471 million in the second quarter of 2018, a decrease of $123 million from the second quarter of 2017. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The decrease in expense was primarily due to lower restructuring costs and cost of sales methodology differences. Restructuring costs were $114 million in the second quarter of 2018, compared to $169 million in the second quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2017

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2017 (at left) and the six months ended June 30, 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.
Total sales and revenues were $26.870 billion in the six months ended June 30, 2018, an increase of $5.717 billion, or 27 percent, compared with $21.153 billion in the six months ended June 30, 2017. The increase was primarily due to higher sales volume driven by improved demand for equipment across the three primary segments. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan. Favorable price realization in Resource Industries and Energy & Transportation also contributed to the sales improvement. Financial Products’ revenues were about flat.
Sales increased in all regions, with the largest sales increase in North America, which improved 29 percent as strong economic conditions in key end markets drove higher end-user demand. Also contributing to the increase was the impact of an increase in dealer inventories in the six months ended June 30, 2018, compared to a decrease in the six months ended June 30, 2017.
Sales increased 16 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels.
EAME sales increased 22 percent primarily due to higher demand as economic conditions have improved across the region, the impact of a stronger euro and favorable price realization.
Asia/Pacific sales increased 41 percent primarily due to higher end-user demand, favorable changes in dealer inventories and a stronger Chinese yuan. The increase in end-user demand was primarily for construction equipment with the largest increase in China. The impact of changes in dealer inventories was favorable as dealer inventories increased in the six months ended June 30, 2018, compared to a decrease in the six months ended June 30, 2017.
The sharp increase in demand has led to supply chain challenges. Although the company continues to see improvements in material flows, constraints remain for some parts and components that are impacting lead times and availability.
During the first six months of 2018, dealer machine and engine inventories increased about $1.3 billion, compared to a decrease of about $100 million in the first six months of 2017. The company believes the increase in dealer inventories during the first half of 2018 is reflective of current end-user demand. However, dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We believe the level of dealer inventories at the end of 2018 will depend on dealer expectations for business in 2019.

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2018
Construction Industries	$5,359	27%	$736	20%	$2,238	26%	$3,463	44%	$11,796		31%	$53	39%	$11,849	31%
Resource Industries	1,602	32%	754	33%	1,089	34%	1,194	42%	4,639		35%	196	17%	4,835	34%
Energy & Transportation	4,807	30%	567	(3%)	2,245	13%	1,371	33%	8,990		23%	1,953	22%	10,943	23%
All Other Segments	32	78%	1	—%	8	(70%)	37	54%	78		11%	162	(19%)	240	(11%)
Corporate Items and Eliminations	(68)		(2)		(3)		(1)		(74)			(2,364)		(2,438)
Machinery, Energy & Transportation Sales	11,732	29%	2,056	16%	5,577	22%	6,064	41%	25,429		29%	—	—%	25,429	29%

Financial Products Segment	1,049	6%	145	(10%)	202	—%	226	24%	1,622	[1]	6%	—	—%	1,622	6%
Corporate Items and Eliminations	(106)		(24)		(12)		(39)		(181)			—		(181)
Financial Products Revenues	943	5%	121	(9%)	190	(1%)	187	19%	1,441		4%	—	—%	1,441	4%

Consolidated Sales and Revenues	$12,675	26%	$2,177	14%	$5,767	21%	$6,251	41%	$26,870		27%	$—	—%	$26,870	27%

Six Months Ended June 30, 2017
Construction Industries	$4,231		$614		$1,776		$2,400		$9,021			$38		$9,059
Resource Industries	1,210		568		812		839		3,429			168		3,597
Energy & Transportation	3,704		587		1,979		1,027		7,297			1,607		8,904
All Other Segments	18		1		27		24		70			200		270
Corporate Items and Eliminations	(45)		—		(4)		1		(48)			(2,013)		(2,061)
Machinery, Energy & Transportation Sales	9,118		1,770		4,590		4,291		19,769			—		19,769

Financial Products Segment	991		162		201		182		1,536	[1]		—		1,536
Corporate Items and Eliminations	(89)		(29)		(9)		(25)		(152)			—		(152)
Financial Products Revenues	902		133		192		157		1,384			—		1,384

Consolidated Sales and Revenues	$10,020		$1,903		$4,782		$4,448		$21,153			$—		$21,153

1 Includes revenues from Machinery, Energy & Transportation of $223 million and $188 million in the six months ended June 30, 2018 and 2017, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2017	Sales Volume	Price Realization	Currency	Other	Six Months Ended June 30, 2018	$ Change	% Change

Construction Industries	$9,059	$2,466	$(9)	$318	$15	$11,849	$2,790	31%
Resource Industries	3,597	989	180	41	28	4,835	1,238	34%
Energy & Transportation	8,904	1,410	105	178	346	10,943	2,039	23%
All Other Segments	270	5	—	3	(38)	240	(30)	(11)%
Corporate Items and Eliminations	(2,061)	(27)	1	—	(351)	(2,438)	(377)
Machinery, Energy & Transportation Sales	19,769	4,843	277	540	—	25,429	5,660	29%

Financial Products Segment	1,536	—	—	—	86	1,622	86	6%
Corporate Items and Eliminations	(152)	—	—	—	(29)	(181)	(29)
Financial Products Revenues	1,384	—	—	—	57	1,441	57	4%

Consolidated Sales and Revenues	$21,153	$4,843	$277	$540	$57	$26,870	$5,717	27%

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2017 (at left) and the six months ended June 30, 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the six months ended June 30, 2018, was $4.275 billion, compared with $1.564 billion for the six months ended June 30, 2017. The increase of $2.711 billion was primarily due to higher sales volume and lower restructuring costs. Favorable price realization was mostly offset by increased SG&A/R&D expenses and higher manufacturing costs. Financial Products operating profit declined. The company expects price realization for the second half of 2018 will be favorably impacted by previously announced mid-year price increases.
SG&A/R&D expenses increased primarily due to targeted investments that mostly impacted SG&A and higher short-term incentive compensation expense. During the remainder of 2018, we anticipate higher period costs due to making targeted investments in initiatives that are important to our future competitiveness, including enhanced digital capabilities and accelerating technology updates to our products.
Manufacturing costs were higher due to increased freight and material costs, partially offset by lower warranty expense. Freight costs were unfavorable primarily due to supply chain inefficiencies as the industry responds to strong global demand. Material costs were higher primarily due to increases in steel prices. Recently imposed tariffs had a minimal impact on material costs in the first half of 2018. However, during the second half of 2018, the company expects these tariffs to impact material costs by approximately $100 million to $200 million. In addition, the company expects supply chain challenges to continue to pressure freight costs during the remainder of 2018.
Restructuring costs were $183 million for the six months ended June 30, 2018. In the first six months of 2017, restructuring costs of $892 million were primarily related to the closure of the facility in Gosselies, Belgium.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the six months ended June 30, 2018, was about $720 million compared to about $650 million for the six months ended June 30, 2017. For the full year, we expect short-term incentive compensation will be about $1.4 billion, nearly the same as 2017.
Other Profit/Loss Items

▪
Other income/expense for the six months ended June 30, 2018, was income of $248 million, compared with income of $128 million for the six months ended June 30, 2017. The favorable change was primarily a result of lower currency translation and hedging net losses, the impact from pension and OPEB plans and other miscellaneous items, mostly offset by the absence of a pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet in the six months ended June 30, 2017.

▪
The provision for income taxes for the first six months of 2018 reflected an estimated annual tax rate of 24 percent, compared to 32 percent for the first six months of 2017, excluding the discrete items discussed in the following paragraph. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

In addition, a discrete tax benefit of $49 million was recorded in the first six months of 2018, compared to $27 million in the first six months of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first six months of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The provision for income taxes for the first six months of 2017 also included a $15 million increase to prior year taxes related to non-U.S. restructuring costs.
Our analysis of U.S. tax reform legislation, updated through June 30, 2018, resulted in no change to the 2017 year-end provisional charge of $2.371 billion. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, additional guidance is issued, and due to actions we may take as a result of the legislation. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances.

Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change	% Change
Construction Industries	$2,271	$1,534	$737	48%
Resource Industries	789	259	530	205%
Energy & Transportation	1,886	1,239	647	52%
All Other Segments	80	(33)	113
Corporate Items and Eliminations	(837)	(1,649)	812
Machinery, Energy & Transportation	4,189	1,350	2,839	210%

Financial Products Segment	275	374	(99)	(26)%
Corporate Items and Eliminations	(7)	(2)	(5)
Financial Products	268	372	(104)	(28)%
Consolidating Adjustments	(182)	(158)	(24)
Consolidated Operating Profit	$4,275	$1,564	$2,711	173%

Construction Industries
Construction Industries’ total sales were $11.849 billion in the six months ended June 30, 2018, compared with $9.059 billion in the six months ended June 30, 2017. The increase was mostly due to higher sales volume for construction equipment. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan.

▪
Sales volume increased primarily due to higher demand for construction equipment and the impact of favorable changes in dealer inventories. Dealer inventories increased significantly more in the six months ended June 30, 2018, than in the six months ended June 30, 2017.

Sales increased in all regions.

▪
In North America, the sales increase was primarily due to higher demand for construction equipment, primarily due to non-residential, infrastructure and oil and gas construction activities, including pipelines. In addition, sales increased due to the favorable impact of dealer inventories, which increased in the six months ended June 30, 2018, compared to a decrease in the six months ended June 30, 2017. The sales increase was partially offset by unfavorable price realization.

▪	Although construction activities remained weak in Latin America, sales were higher in the region.

▪
Sales increased in EAME primarily due to higher demand and the favorable impact of currency, mostly from a stronger euro. Higher demand was driven by increased construction activities across several countries in the region. Favorable price realization also contributed to the sales increase.

▪
Sales in Asia/Pacific were higher across the region, with most of the improved demand in China stemming from increased building construction and infrastructure investment. The favorable impact of a stronger Chinese yuan also contributed to increased sales.

Construction Industries’ profit was $2.271 billion for the six months ended June 30, 2018, compared with $1.534 billion for the six months ended June 30, 2017. The increase in profit was a result of higher sales volume, partially offset by higher material and freight costs, and increased SG&A/R&D expenses, partially due to spending for targeted investments.
Construction Industries’ profit as a percent of total sales was 19.2 percent for the six months ended June 30, 2018, compared with 16.9 percent for the six months ended June 30, 2017.

Resource Industries
Resource Industries’ total sales were $4.835 billion in the six months ended June 30, 2018, an increase of $1.238 billion from the six months ended June 30, 2017. The increase was primarily due to higher demand for equipment across all regions. Commodity prices remained strong, and the company saw mining customers invest in current fleets and mine expansions, resulting in higher equipment sales. However, we believe mining customers have not yet commenced full scale fleet replacements. Increased mine production and higher machine utilization resulted in improved aftermarket parts sales. In addition, global economic growth contributed to stronger sales for heavy construction equipment.  Favorable price realization also contributed to increased sales.
Resource Industries’ profit was $789 million for the six months ended June 30, 2018, compared with $259 million for the six months ended June 30, 2017. The improvement was mostly due to higher sales volume and favorable price realization.
Resource Industries’ profit as a percent of total sales was 16.3 percent for the six months ended June 30, 2018, compared with 7.2 percent for the six months ended June 30, 2017.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ Change	% Change
Oil and Gas	$2,682	$1,862	$820	44%
Power Generation	1,961	1,593	368	23%
Industrial	1,875	1,661	214	13%
Transportation	2,472	2,181	291	13%
External Sales	8,990	7,297	1,693	23%
Inter-Segment	1,953	1,607	346	22%
Total Sales	$10,943	$8,904	$2,039	23%

Energy & Transportation’s total sales were $10.943 billion in the six months ended June 30, 2018, compared with $8.904 billion in the six months ended June 30, 2017. The increase was primarily due to higher sales volume across all applications. Favorable currency impacts, mostly from a stronger euro, and favorable price realization also contributed to the increase in sales.

▪
Oil and Gas - Sales increased due to higher demand in North America for gas compression, well servicing and production applications. Higher energy prices and growth in U.S. onshore oil and gas drove increased sales for reciprocating engines and related aftermarket parts. Sales in North America were also positively impacted by the timing of turbine project deliveries.

▪	Power Generation - Sales improved across all regions, with the largest increase in EAME primarily from growth in the gas power generation market, project timing and favorable currency impacts.

▪
Industrial - Sales were higher across all regions except Latin America, primarily due to improving global economic conditions supporting higher engine sales into industrial applications. Sales in EAME were also positively impacted by favorable currency.

▪
Transportation - Sales were higher for rail services driven by acquisitions and growth in Australia and increased rail traffic in North America. Marine sales were higher primarily due to the timing of deliveries, activity in the cruise sector and favorable currency.

Energy & Transportation’s profit was $1.886 billion for the six months ended June 30, 2018, compared with $1.239 billion for the six months ended June 30, 2017. The improvement was due to higher sales volume and favorable price realization. This was partially offset due to higher freight costs and increased spending for targeted investments.
Energy & Transportation’s profit as a percent of total sales was 17.2 percent for the six months ended June 30, 2018, compared with 13.9 percent for the six months ended June 30, 2017.
Financial Products Segment
Financial Products’ segment revenues were $1.622 billion for the six months ended June 30, 2018, an increase of $86 million, or 6 percent, from the six months ended June 30, 2017. The increase was primarily due to higher average financing rates in North America and higher average earning assets in Asia/Pacific and North America, partially offset by lower intercompany lending activity in North America and lower average earning assets in Latin America.

Financial Products’ segment profit was $275 million for the six months ended June 30, 2018, compared with $374 million for the six months ended June 30, 2017. The decrease was primarily due to an increase in the provision for credit losses at Cat Financial, partially offset by an increase in net yield on average earning assets and a favorable impact from higher average earning assets.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $844 million in the six months ended June 30, 2018, a decrease of $807 million from the six months ended June 30, 2017. Corporate items and eliminations include: restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; currency differences for ME&T, as segment profit is reported using annual fixed exchange rates; cost of sales methodology differences, as segments use a current cost methodology; and inter-segment eliminations.
The decrease in expense was mostly due to lower restructuring costs and cost of sales methodology differences. Restructuring costs were $183 million for the six months ended June 30, 2018. In the first six months of 2017, restructuring costs of $892 million were primarily related to the closure of the facility in Gosselies, Belgium.

RESTRUCTURING COSTS

Restructuring costs for the three and six months ended June 30, 2018 and 2017 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2018	2017
Employee separations [1]	$45	$42
Contract terminations [1]	—	17
Long-lived asset impairments [1]	30	63
Other [2]	39	47
Total restructuring costs	$114	$169

	Six Months Ended June 30
	2018	2017
Employee separations [1]	$78	$506
Contract terminations [1]	—	26
Long-lived asset impairments [1]	30	275
Defined benefit plan curtailments and termination benefits [3]	—	29
Other [2]	75	85
Total restructuring costs	$183	$921

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs and equipment relocation (all of which are primarily included in Cost of goods sold.)

[3] Recognized in Other income (expense).

For the six months ended June 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

The restructuring costs for the six months ended June 30, 2017, were primarily related to the closure of the facility in Gosselies, Belgium, within Construction Industries. The remaining costs for the first six months of 2017 were related to other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	78
Reduction in liability (payments)	(150)
Liability balance at June 30, 2018	$177

The majority of the liability balance at June 30, 2018 is expected to be paid in 2018. About half of this balance is for employee separation payments related to closure of the Gosselies, Belgium, facility.
In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which led to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site were phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $675 million. In the first six months of 2018, we incurred $10 million of restructuring costs, and we incurred $653 million in 2017 for a total of $663 million through June 30, 2018. We expect to recognize the remaining costs in 2018.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure as discussed above. In the first six months of 2018, we incurred $70 million of restructuring costs related to the Plan, and we have incurred $1,737 million related to the Plan through June 30, 2018. We expect to recognize approximately $150 million of additional restructuring costs related to the Plan in 2018.

We expect 2018 restructuring costs will be about $400 million, unchanged from the previous estimate. We expect that restructuring actions will result in a benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $120 million in 2018 compared with 2017.

GLOSSARY OF TERMS

1.	Adjusted Operating Profit Margin - Operating profit excluding restructuring costs as a percent of sales and revenues.

2.
Adjusted Profit Per Share - Profit per share excluding restructuring costs for 2018 and 2017. For 2017, adjusted profit per share also excludes a gain on the sale of an equity investment in IronPlanet recognized in the second quarter.

3.
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

4.	Consolidating Adjustments - Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

5.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers, backhoe loaders, compactors, cold planers, compact track and multi-terrain loaders, mini, small, medium and large track excavators, forestry excavators, feller bunchers, harvesters, knuckleboom loaders, motor graders, pipelayers, road reclaimers, site prep tractors, skidders, skid steer loaders, telehandlers, small and medium track-type tractors, track-type loaders, utility vehicles, wheel excavators, compact, small and medium wheel loaders and related parts and work tools.

6.
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

10.
Financial Products Segment - Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of our equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products segment profit is determined on a pretax basis and includes other income/expense items.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first half of 2018, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first half of 2018 with $8.65 billion of cash, an increase of $393 million from year-end 2017. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world with approximately $7.7 billion held by our non-U.S. subsidiaries. As a result of U.S. tax reform legislation enacted in December 2017, we expect to be able to use cash held by non-U.S. subsidiaries in the United States in the future with minimal U.S. tax consequences.
Consolidated operating cash flow for the first half of 2018 was $3.08 billion, down from $3.92 billion for the same period last year. The decrease was primarily due to higher working capital requirements to support increasing production volumes and higher short-term incentive compensation payments, partially offset by higher profit, in the first half of 2018, compared with the first half of 2017. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of June 30, 2018 was $36.17 billion, an increase of $1.29 billion from year-end 2017. Debt related to Financial Products increased $1.20 billion, reflecting increasing portfolio balances. Debt related to ME&T increased $90 million in the first half of 2018. In the first half of 2018, we repurchased $1.25 billion of Caterpillar common stock.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2018 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2018.

•	The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2020.

•	The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2022.
At June 30, 2018, Caterpillar's consolidated net worth was $14.91 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2018, Cat Financial's covenant interest coverage ratio was 1.68 to 1. This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2018, Cat Financial's covenant leverage ratio was 7.62 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2018, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2018 were:

	June 30, 2018
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,584	35	4,549
Total credit lines available	15,084	2,785	12,299
Less: Commercial paper outstanding	(5,133)	—	(5,133)
Less: Utilized credit	(1,299)	(35)	(1,264)
Available credit	$8,652	$2,750	$5,902

The other external consolidated credit lines with banks as of June 30, 2018 totaled $4.58 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $3.03 billion in the first half of 2018, compared with $3.55 billion for the same period in 2017. The decrease was primarily due to higher working capital requirements to support increasing production volumes and higher short-term incentive compensation payments, partially offset by higher profit in the first half of 2018, compared with the first half of 2017. Within working capital, changes to accounts payable, inventories and customer advances unfavorably impacted cash flow.
Net cash used for investing activities in the first half of 2018 was $664 million, compared with net cash used of $172 million in the first half of 2017. The change was primarily due to the acquisition of ECM S.p.A. and Downer Freight Rail in the first half of 2018, as well as increased cash used for capital expenditures during the first half of 2018 compared to the first half of 2017.
Net cash used for financing activities during the first half of 2018 was $1.90 billion, compared with net cash provided of $327 million in the same period of 2017. In the first half of 2018, we repurchased $1.25 billion of Caterpillar common stock. The first half of 2017 included $1.50 billion in borrowings from Financial Products, proceeds of $360 million related to a sale-leaseback transaction in Japan and a long-term debt maturity of $500 million.

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
Operational excellence and commitments – Capital expenditures were $554 million during the first half of 2018, compared to $379 million for the same period in 2017. We expect ME&T's capital expenditures in 2018 to be between $1.0 and $1.5 billion, up from $916 million in 2017. We made $227 million of contributions to our pension and other postretirement benefit plans during the first half of 2018. We currently anticipate full-year 2018 contributions of approximately $365 million. We made $198 million of contributions to our pension and other postretirement benefit plans during the first half of 2017.
Fund strategic growth initiatives and return capital to shareholders – We intend to fund initiatives that drive long-term profitable growth that will be focused in the areas of expanded offerings and services, including acquisitions. In the first half of 2018, we acquired ECM S.p.A. and Downer Freight Rail. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends totaled $933 million in the first half of 2018, representing 78 cents per share. In June 2018, the Board approved a 10 percent increase in the quarterly dividend rate to 86 cents per share. In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. As of January 1, 2018, $5.47 billion remained available under the 2014 Authorization, and in the first half of 2018, we repurchased $1.25 billion of Caterpillar common stock, leaving $4.22 billion in the 2014 Authorization as of June 30, 2018. In July 2018, the Board of Directors approved a new share repurchase authorization of up to $10 billion of Caterpillar common stock effective January 1, 2019, with no expiration. We currently expect to repurchase common stock during the second half of 2018 in a similar range as the first half. Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis; however, we plan to consistently repurchase common stock with the intent to, at a minimum, offset the impact of dilution over time. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. Caterpillar's basic shares outstanding as of June 30, 2018 were approximately 594 million.

Financial Products
Financial Products operating cash flow was $619 million in the first half of 2018, compared with $681 million for the same period a year ago. Net cash used for investing activities was $1.86 billion for the first half of 2018, compared with $1.75 billion for the same period in 2017. The change was primarily due to higher portfolio funding requirements, partially offset by the impact of lending with ME&T. Net cash provided by financing activities was $1.22 billion for the first half of 2018, compared with $435 million for the same period in 2017. The change was primarily due to the impact of net borrowings.

CRITICAL ACCOUNTING POLICIES

For a discussion of the company's critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies since our 2017 Annual Report on Form 10-K.

OTHER MATTERS

Environmental and Legal Matters

The Company is regulated by federal, state and international environmental laws governing its use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to internal combustion engines. We have made, and will continue to make, significant research and development and capital expenditures to comply with these emissions standards.

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

Order Backlog

At the end of the second quarter of 2018, the dollar amount of backlog believed to be firm was approximately $17.7 billion, about flat with the first quarter of 2018. Energy & Transportation's order backlog increased, while Construction Industries' order backlog decreased. It is not uncommon for the construction order backlog to decline during the second quarter selling season. Resource Industries' order backlog was about flat as increased order rates were about offset by increased production and sales. Compared with the second quarter of 2017, the order backlog increased about $2.9 billion with increases across the three primary segments. Of the total backlog at June 30, 2018, approximately $3.1 billion was not expected to be filled in the following twelve months.

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

We incurred restructuring costs in 2017 and in the first half of 2018. We believe it is important to separately quantify the impact of restructuring costs on operating profit as a percent of sales and revenues and profit per share in order for our results to be meaningful to readers as these costs are incurred in the current year to generate longer-term benefits. In addition, we believe it is important to separately quantify the impact of a gain on sale of an equity investment during the second quarter of 2017 on profit per share. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures provide investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results.

Reconciliations of adjusted operating profit margin to the most directly comparable GAAP measure, operating profit as a percent of sales and revenues are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Operating profit as a percent of total sales and revenues	15.5%	10.4%	15.9%	7.4%
Restructuring costs	0.8%	1.5%	0.7%	4.2%
Adjusted operating profit margin	16.3%	11.9%	16.6%	11.6%

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Profit per share - diluted	$2.82	$1.35	$5.56	$1.67
Per share restructuring costs [1]	0.15	0.23	0.23	1.19
Per share gain on sale of equity investment [2]	—	(0.09)	—	(0.09)
Adjusted profit per share	$2.97	$1.49	$5.79	$2.77
1 At estimated annual tax rate based on full-year outlook for per share restructuring costs at statutory tax rates. Three and six months ended June 30, 2018 at estimated annual tax rate of 24 percent. Three and six months ended June 30, 2017 at estimated annual rate of 22 percent. Six months ended June 30, 2017 also includes $15 million increase to prior year taxes related to non-U.S. restructuring costs recognized in the first quarter of 2017. Second-quarter 2017 includes an unfavorable interim adjustment of $0.01 per share and six months ended June 30, 2017 includes a favorable interim adjustment of $0.05 per share resulting from the difference in the estimated annual tax rate for consolidated reporting of 32 percent and the estimated annual tax rate for profit per share excluding restructuring costs, gain on sale of equity investment and discrete items of 29 percent.
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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 86 to 93 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,279	$13,279	$—	$—
Revenues of Financial Products	732	—	849	(117)	[2]
Total sales and revenues	14,011	13,279	849	(117)

Operating costs:
Cost of goods sold	9,422	9,422	—	—
Selling, general and administrative expenses	1,440	1,223	223	(6)	[3]
Research and development expenses	462	462	—	—
Interest expense of Financial Products	182	—	191	(9)	[4]
Other operating (income) expenses	338	38	306	(6)	[3]
Total operating costs	11,844	11,145	720	(21)

Operating profit	2,167	2,134	129	(96)

Interest expense excluding Financial Products	102	111	—	(9)	[4]
Other income (expense)	121	27	7	87	[5]

Consolidated profit before taxes	2,186	2,050	136	—

Provision (benefit) for income taxes	490	457	33	—
Profit of consolidated companies	1,696	1,593	103	—

Equity in profit (loss) of unconsolidated affiliated companies	9	9	—	—
Equity in profit of Financial Products’ subsidiaries	—	98	—	(98)	[6]

Profit of consolidated and affiliated companies	1,705	1,700	103	(98)

Less: Profit (loss) attributable to noncontrolling interests	(2)	(7)	5	—

Profit [7]	$1,707	$1,707	$98	$(98)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$25,429	$25,429	$—	$—
Revenues of Financial Products	1,441	—	1,660	(219)	[2]
Total sales and revenues	26,870	25,429	1,660	(219)

Operating costs:
Cost of goods sold	17,988	17,988	—	—
Selling, general and administrative expenses	2,716	2,310	412	(6)	[3]
Research and development expenses	905	905	—	—
Interest expense of Financial Products	348	—	364	(16)	[4]
Other operating (income) expenses	638	37	616	(15)	[3]
Total operating costs	22,595	21,240	1,392	(37)

Operating profit	4,275	4,189	268	(182)

Interest expense excluding Financial Products	203	223	—	(20)	[4]
Other income (expense)	248	81	5	162	[5]

Consolidated profit before taxes	4,320	4,047	273	—

Provision (benefit) for income taxes	962	898	64	—
Profit of consolidated companies	3,358	3,149	209	—

Equity in profit (loss) of unconsolidated affiliated companies	14	14	—	—
Equity in profit of Financial Products’ subsidiaries	—	200	—	(200)	[6]

Profit of consolidated and affiliated companies	3,372	3,363	209	(200)

Less: Profit (loss) attributable to noncontrolling interests	—	(9)	9	—

Profit [7]	$3,372	$3,372	$200	$(200)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,639	$10,639	$—	$—
Revenues of Financial Products	692	—	793	(101)	[2]
Total sales and revenues	11,331	10,639	793	(101)

Operating costs:
Cost of goods sold	7,816	7,816	—	—
Selling, general and administrative expenses	1,304	1,169	139	(4)	[3]
Research and development expenses	458	458	—	—
Interest expense of Financial Products	162	—	167	(5)	[4]
Other operating (income) expenses	407	111	301	(5)	[3]
Total operating costs	10,147	9,554	607	(14)

Operating profit	1,184	1,085	186	(87)

Interest expense excluding Financial Products	121	146	—	(25)	[4]
Other income (expense)	96	32	2	62	[5]

Consolidated profit before taxes	1,159	971	188	—

Provision (benefit) for income taxes	361	303	58	—
Profit of consolidated companies	798	668	130	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	129	—	(129)	[6]

Profit of consolidated and affiliated companies	803	802	130	(129)

Less: Profit (loss) attributable to noncontrolling interests	1	—	1	—

Profit [7]	$802	$802	$129	$(129)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$19,769	$19,769	$—	$—
Revenues of Financial Products	1,384	—	1,570	(186)	[2]
Total sales and revenues	21,153	19,769	1,570	(186)

Operating costs:
Cost of goods sold	14,617	14,617	—	—
Selling, general and administrative expenses	2,365	2,109	265	(9)	[3]
Research and development expenses	883	883	—	—
Interest expense of Financial Products	321	—	330	(9)	[4]
Other operating (income) expenses	1,403	810	603	(10)	[3]
Total operating costs	19,589	18,419	1,198	(28)

Operating profit	1,564	1,350	372	(158)

Interest expense excluding Financial Products	244	290	—	(46)	[4]
Other income (expense)	128	16	—	112	[5]

Consolidated profit before taxes	1,448	1,076	372	—

Provision (benefit) for income taxes	451	337	114	—
Profit of consolidated companies	997	739	258	—

Equity in profit (loss) of unconsolidated affiliated companies	—	—	—	—
Equity in profit of Financial Products’ subsidiaries	—	255	—	(255)	[6]

Profit of consolidated and affiliated companies	997	994	258	(255)

Less: Profit (loss) attributable to noncontrolling interests	3	—	3	—

Profit [7]	$994	$994	$255	$(255)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$8,654	$7,786	$868	$—
Receivables – trade and other	7,991	4,229	437	3,325	[2,3]
Receivables – finance	8,906	—	13,814	(4,908)	[3]
Prepaid expenses and other current assets	1,835	1,278	559	(2)	[4]
Inventories	11,255	11,255	—	—
Total current assets	38,641	24,548	15,678	(1,585)

Property, plant and equipment – net	13,752	9,244	4,508	—
Long-term receivables – trade and other	1,084	255	243	586	[2,3]
Long-term receivables – finance	13,318	—	13,943	(625)	[3]
Investments in Financial Products subsidiaries	—	4,063	—	(4,063)	[5]
Noncurrent deferred and refundable income taxes	1,626	2,107	105	(586)	[6]
Intangible assets	2,039	2,039	—	—
Goodwill	6,249	6,249	—	—
Other assets	2,278	847	1,431	—
Total assets	$78,987	$49,352	$35,908	$(6,273)

Liabilities
Current liabilities:
Short-term borrowings	$6,220	$35	$6,185	$—
Short-term borrowings with consolidated companies	—	—	1,506	(1,506)	[7]
Accounts payable	6,831	6,728	180	(77)	[8]
Accrued expenses	3,450	3,123	327	—
Accrued wages, salaries and employee benefits	1,789	1,757	32	—
Customer advances	1,378	1,378	—	—
Dividends payable	511	511	—	—
Other current liabilities	1,871	1,454	419	(2)	[6,9]
Long-term debt due within one year	6,250	9	6,241	—
Total current liabilities	28,300	14,995	14,890	(1,585)

Long-term debt due after one year	23,699	8,021	15,717	(39)	[7]
Liability for postemployment benefits	8,092	8,092	—	—
Other liabilities	3,954	3,302	1,238	(586)	[6]
Total liabilities	64,045	34,410	31,845	(2,210)
Commitments and contingencies
Shareholders’ equity
Common stock	5,746	5,746	919	(919)	[5]
Treasury stock	(18,028)	(18,028)	—	—
Profit employed in the business	28,657	28,657	3,800	(3,800)	[5]
Accumulated other comprehensive income (loss)	(1,496)	(1,496)	(803)	803	[5]
Noncontrolling interests	63	63	147	(147)	[5]
Total shareholders’ equity	14,942	14,942	4,063	(4,063)
Total liabilities and shareholders’ equity	$78,987	$49,352	$35,908	$(6,273)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,372	$3,363	$209	$(200)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,367	933	434	—
Undistributed profit of Financial Products	—	(200)	—	200	[3]
Other	446	197	61	188	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(703)	136	(74)	(765)	[4,5]
Inventories	(1,208)	(1,186)	—	(22)	[4]
Accounts payable	545	570	(56)	31	[4]
Accrued expenses	(31)	(40)	9	—
Accrued wages, salaries and employee benefits	(768)	(745)	(23)	—
Customer advances	(54)	(54)	—	—
Other assets – net	174	176	(10)	8	[4]
Other liabilities – net	(57)	(118)	69	(8)	[4]
Net cash provided by (used for) operating activities	3,083	3,032	619	(568)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(645)	(550)	(95)	—
Expenditures for equipment leased to others	(883)	(4)	(919)	40	[4]
Proceeds from disposals of leased assets and property, plant and equipment	539	93	461	(15)	[4]
Additions to finance receivables	(6,143)	—	(6,823)	680	[5,7]
Collections of finance receivables	5,405	—	6,144	(739)	[5]
Net intercompany purchased receivables	—	—	(608)	608	[5]
Proceeds from sale of finance receivables	124	—	124	—
Net intercompany borrowings	—	112	—	(112)	[6]
Investments and acquisitions (net of cash acquired)	(348)	(348)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	18	—	(6)	[7]
Proceeds from sale of securities	168	10	158	—
Investments in securities	(318)	(19)	(299)	—
Other – net	21	24	(4)	1	[8]
Net cash provided by (used for) investing activities	(2,068)	(664)	(1,861)	457

Cash flow from financing activities:
Dividends paid	(933)	(933)	—	—
Common stock issued, including treasury shares reissued	256	256	1	(1)	[8]
Common shares repurchased	(1,250)	(1,250)	—	—
Net intercompany borrowings	—	—	(112)	112	[6]
Proceeds from debt issued (original maturities greater than three months)	4,307	—	4,307	—
Payments on debt (original maturities greater than three months)	(4,436)	(3)	(4,433)	—
Short-term borrowings – net (original maturities three months or less)	1,487	34	1,453	—
Other – net	(4)	(4)	—	—
Net cash provided by (used for) financing activities	(573)	(1,900)	1,216	111
Effect of exchange rate changes on cash	(68)	(61)	(7)	—
Increase (decrease) in cash and short-term investments and restricted cash	374	407	(33)	—
Cash and short-term investments and restricted cash at beginning of period	8,320	7,416	904	—
Cash and short-term investments and restricted cash at end of period	$8,694	$7,823	$871	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

[8]	Elimination of change in investment and common stock related to Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$997	$994	$258	$(255)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,430	998	432	—
Undistributed profit of Financial Products	—	(255)	—	255	[3]
Other	490	453	(84)	121	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(442)	(54)	63	(451)	[4,5]
Inventories	(688)	(688)	—	—
Accounts payable	1,113	1,145	(52)	20	[4]
Accrued expenses	251	234	17	—
Accrued wages, salaries and employee benefits	641	634	7	—
Customer advances	374	374	—	—
Other assets – net	(280)	(152)	(48)	(80)	[4]
Other liabilities – net	38	(130)	88	80	[4]
Net cash provided by (used for) operating activities	3,924	3,553	681	(310)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(371)	(367)	(4)	—
Expenditures for equipment leased to others	(753)	(12)	(749)	8	[4]
Proceeds from disposals of leased assets and property, plant and equipment	563	87	481	(5)	[4]
Additions to finance receivables	(5,264)	—	(6,240)	976	[5]
Collections of finance receivables	5,508	—	6,602	(1,094)	[5]
Net intercompany purchased receivables	—	—	(425)	425	[5]
Proceeds from sale of finance receivables	83	—	83	—
Net intercompany borrowings	—	44	(1,500)	1,456	[6]
Investments and acquisitions (net of cash acquired)	(21)	(21)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	91	91	—	—
Proceeds from sale of securities	187	9	178	—
Investments in securities	(207)	(11)	(196)	—
Other – net	25	8	17	—
Net cash provided by (used for) investing activities	(159)	(172)	(1,753)	1,766

Cash flow from financing activities:
Dividends paid	(906)	(906)	—	—
Common stock issued, including treasury shares reissued	83	83	—	—
Net intercompany borrowings	—	1,500	(44)	(1,456)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,868	361	4,507	—
Payments on debt (original maturities greater than three months)	(4,228)	(505)	(3,723)	—
Short-term borrowings – net (original maturities three months or less)	(505)	(200)	(305)	—
Other – net	(6)	(6)	—	—
Net cash provided by (used for) financing activities	(694)	327	435	(1,456)
Effect of exchange rate changes on cash	13	(6)	19	—
Increase (decrease) in cash and short-term investments and restricted cash	3,084	3,702	(618)	—
Cash and short-term investments and restricted cash at beginning of period	7,199	5,259	1,940	—
Cash and short-term investments and restricted cash at end of period	$10,283	$8,961	$1,322	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) additional restructuring costs or a failure to realize anticipated savings or benefits from past or future cost reduction actions; (x) failure to realize all of the anticipated benefits from initiatives to increase our productivity, efficiency and cash flow and to reduce costs; (xi) inventory management decisions and sourcing practices of our dealers and our OEM customers; (xii) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xiii) union disputes or other employee relations issues; (xiv) adverse effects of unexpected events including natural disasters; (xv) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xvi) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xvii) our Financial Products segment’s risks associated with the financial services industry; (xviii) changes in interest rates or market liquidity conditions; (xix) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xx) currency fluctuations; (xxi) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xxii) increased pension plan funding obligations; (xxiii) alleged or actual violations of trade or anti-corruption laws and regulations;(xxiv) additional tax expense or exposure including the impact of U.S. tax reform; (xxv) significant legal proceedings, claims, lawsuits or government investigations; (xxvi) new regulations or changes in financial services regulations; (xxvii) compliance with environmental laws and regulations; and (xxviii) other factors described in more detail in Caterpillar’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based on that evaluation, the CEO and Interim CFO concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

During the second quarter of 2018, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
April 1-30, 2018	—	$—	—	$4.975
May 1-31, 2018	4,727,539	$153.67	4,727,539	$4.248
June 1-30, 2018	154,254	$152.33	154,254	$4.225
Total	4,881,793	$153.63	4,881,793

1 In January 2014, the Board of Directors authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). As of June 30, 2018, approximately $4.2 billion remained available under the 2014 Authorization.

2 In second quarter 2018, we purchased $750 million of common stock. In May 2018, we entered into an accelerated stock repurchase agreement (ASR) with a third-party institution to repurchase $500 million of our common stock. We received 3.1 million shares in May 2018 and an additional 0.2 million shares in June 2018 upon final settlement of the ASR. Under this ASR, we repurchased 3.3 million shares at an average price per share of $152.33. In May 2018, we repurchased 1.6 million shares for $250 million in open market transactions at an average price per share of $156.82.

Share repurchases in the table above are reported based on the trade dates.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2018, we had 23 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the second quarter of 2018, approximately 89,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1
Retention and Retirement Agreement dated April 6, 2018, by and between Caterpillar Inc. and Robert Brian Charter (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2018).

10.2	Mercer Super Trust CatSuper Plan Special Arrangement Agreement dated April 4, 2018, by and between Caterpillar of Australia PTY LTD and Robert Brian Charter.

10.3	Letter Agreement dated May 1, 2018 by and between Caterpillar Inc. and Andrew Bonfield.

10.4	Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2018).

31.1	Certification of D. James Umpleby, III, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph E. Creed, Interim Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of D. James Umpleby, III, Chief Executive Officer of Caterpillar Inc. and Joseph E. Creed, Interim Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

August 7, 2018	/s/ D. James Umpleby, III	Chief Executive Officer
(D. James Umpleby, III)

August 7, 2018	/s/ Joseph E. Creed	Interim Chief Financial Officer
(Joseph E. Creed)

August 7, 2018	/s/ Suzette M. Long	General Counsel & Corporate Secretary
(Suzette M. Long)

August 7, 2018	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)