Form 10-Q
period 2018-09-30
CATERPILLAR INC
filed 2018-10-31
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2018, 590,106,711 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2018	2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,763	$10,713
Revenues of Financial Products	747	700
Total sales and revenues	13,510	11,413

Operating costs:
Cost of goods sold	9,022	7,678
Selling, general and administrative expenses	1,299	1,254
Research and development expenses	479	461
Interest expense of Financial Products	185	163
Other operating (income) expenses	390	348
Total operating costs	11,375	9,904

Operating profit	2,135	1,509

Interest expense excluding Financial Products	102	118
Other income (expense)	102	132

Consolidated profit before taxes	2,135	1,523

Provision (benefit) for income taxes	415	470
Profit of consolidated companies	1,720	1,053

Equity in profit (loss) of unconsolidated affiliated companies	7	8

Profit of consolidated and affiliated companies	1,727	1,061

Less: Profit (loss) attributable to noncontrolling interests	—	2

Profit [1]	$1,727	$1,059

Profit per common share	$2.92	$1.79

Profit per common share – diluted [2]	$2.88	$1.77

Weighted-average common shares outstanding (millions)
– Basic	592.1	592.9
– Diluted [2]	599.4	600.1

Cash dividends declared per common share	$—	$—

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2018	2017

Profit of consolidated and affiliated companies	$1,727	$1,061
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2018 - $(3); 2017 - $28	(65)	248

Pension and other postretirement benefits:
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2018 - $2; 2017 - $2	(7)	(4)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $(9); 2017 - $2	32	(4)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $8; 2017 - $(5)	(31)	11

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $0; 2017 - $(8)	(1)	11
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $0; 2017 - $12	—	(24)

Total other comprehensive income (loss), net of tax	(72)	238
Comprehensive income	1,655	1,299
Less: comprehensive income attributable to the noncontrolling interests	—	(2)
Comprehensive income attributable to shareholders	$1,655	$1,297

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2018	2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,192	$30,482
Revenues of Financial Products	2,188	2,084
Total sales and revenues	40,380	32,566

Operating costs:
Cost of goods sold	27,010	22,295
Selling, general and administrative expenses	4,015	3,619
Research and development expenses	1,384	1,344
Interest expense of Financial Products	533	484
Other operating (income) expenses	1,028	1,751
Total operating costs	33,970	29,493

Operating profit	6,410	3,073

Interest expense excluding Financial Products	305	362
Other income (expense)	350	260

Consolidated profit before taxes	6,455	2,971

Provision (benefit) for income taxes	1,377	921
Profit of consolidated companies	5,078	2,050

Equity in profit (loss) of unconsolidated affiliated companies	21	8

Profit of consolidated and affiliated companies	5,099	2,058

Less: Profit (loss) attributable to noncontrolling interests	—	5

Profit [1]	$5,099	$2,053

Profit per common share	$8.57	$3.48

Profit per common share – diluted [2]	$8.45	$3.44

Weighted-average common shares outstanding (millions)
– Basic	595.3	590.3
– Diluted [2]	603.8	596.5

Cash dividends declared per common share	$1.64	$1.55

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2018	2017

Profit of consolidated and affiliated companies	$5,099	$2,058
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2018 - $(18); 2017 - $86	(292)	719

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2018 - $1; 2017 - $(4)	(2)	8
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2018 - $5; 2017 - $6	(21)	(12)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $(23); 2017 - $(3)	73	6
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $32; 2017 - $(41)	(109)	77

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $3; 2017 - $(17)	(14)	29
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $0; 2017 - $11	—	(21)

Total other comprehensive income (loss), net of tax	(365)	806
Comprehensive income	4,734	2,864
Less: comprehensive income attributable to the noncontrolling interests	—	(5)
Comprehensive income attributable to shareholders	$4,734	$2,859

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and short-term investments	$8,007	$8,261
Receivables – trade and other	7,974	7,436
Receivables – finance	8,824	8,757
Prepaid expenses and other current assets	1,835	1,772
Inventories	11,814	10,018
Total current assets	38,454	36,244

Property, plant and equipment – net	13,607	14,155
Long-term receivables – trade and other	1,129	990
Long-term receivables – finance	13,244	13,542
Noncurrent deferred and refundable income taxes	1,288	1,693
Intangible assets	1,976	2,111
Goodwill	6,233	6,200
Other assets	2,278	2,027
Total assets	$78,209	$76,962

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$59	$1
Financial Products	4,462	4,836
Accounts payable	6,788	6,487
Accrued expenses	3,423	3,220
Accrued wages, salaries and employee benefits	2,132	2,559
Customer advances	1,491	1,426
Dividends payable	—	466
Other current liabilities	1,867	1,742
Long-term debt due within one year:
Machinery, Energy & Transportation	10	6
Financial Products	5,801	6,188
Total current liabilities	26,033	26,931

Long-term debt due after one year:
Machinery, Energy & Transportation	7,991	7,929
Financial Products	17,450	15,918
Liability for postemployment benefits	7,046	8,365
Other liabilities	3,799	4,053
Total liabilities	62,319	63,196
Commitments and contingencies (Notes 10 and 13)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/18 and 12/31/17 – 814,894,624) at paid-in amount	5,715	5,593
Treasury stock (9/30/18 – 224,787,913 shares; 12/31/17 – 217,268,852 shares) at cost	(18,681)	(17,005)
Profit employed in the business	30,384	26,301
Accumulated other comprehensive income (loss)	(1,568)	(1,192)
Noncontrolling interests	40	69
Total shareholders’ equity	15,890	13,766
Total liabilities and shareholders’ equity	$78,209	$76,962

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2017
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213
Adjustment to adopt stock-based compensation guidance[1]	—	—	15	—	—	15
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit of consolidated and affiliated companies	—	—	2,053	—	5	2,058
Foreign currency translation, net of tax	—	—	—	719	—	719
Pension and other postretirement benefits, net of tax	—	—	—	(4)	—	(4)
Derivative financial instruments, net of tax	—	—	—	83	—	83
Available-for-sale securities, net of tax	—	—	—	8	—	8
Change in ownership from noncontrolling interests	4	—	—	—	(3)	1
Dividends declared	—	—	(915)	—	—	(915)
Distribution to noncontrolling interests	—	—	—	—	(8)	(8)
Common shares issued from treasury stock for stock-based compensation: 8,447,558	5	348	—	—	—	353
Stock-based compensation expense	165	—	—	—	—	165
Other	9	—	—	—	—	9
Balance at September 30, 2017	$5,460	$(17,130)	$28,530	$(1,233)	$70	$15,697

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance[1]
Revenue recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	$5,593	$(17,005)	$26,265	$(1,203)	$69	$13,719
Profit of consolidated and affiliated companies	—	—	5,099	—	—	5,099
Foreign currency translation, net of tax	—	—	—	(292)	—	(292)
Pension and other postretirement benefits, net of tax	—	—	—	(23)	—	(23)
Derivative financial instruments, net of tax	—	—	—	(36)	—	(36)
Available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Change in ownership from noncontrolling interests	(25)	—	—	—	(18)	(43)
Dividends declared	—	—	(980)	—	—	(980)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 5,284,974	36	256	—	—	—	292
Stock-based compensation expense	164	—	—	—	—	164
Common shares repurchased: 12,804,035 [2]	—	(1,932)	—	—	—	(1,932)
Other	(53)	—	—	—	(10)	(63)
Balance at September 30, 2018	$5,715	$(18,681)	$30,384	$(1,568)	$40	$15,890

[1] See Note 2 for additional information.
[2] See Note 11 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2018	2017
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,099	$2,058
Adjustments for non-cash items:
Depreciation and amortization	2,065	2,153
Other	630	596
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(725)	(455)
Inventories	(1,822)	(1,489)
Accounts payable	496	1,371
Accrued expenses	(32)	121
Accrued wages, salaries and employee benefits	(418)	962
Customer advances	59	358
Other assets – net	394	(137)
Other liabilities – net	(1,271)	(373)
Net cash provided by (used for) operating activities	4,475	5,165

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(921)	(566)
Expenditures for equipment leased to others	(1,208)	(1,071)
Proceeds from disposals of leased assets and property, plant and equipment	732	864
Additions to finance receivables	(9,092)	(8,246)
Collections of finance receivables	8,032	8,532
Proceeds from sale of finance receivables	416	98
Investments and acquisitions (net of cash acquired)	(357)	(47)
Proceeds from sale of businesses and investments (net of cash sold)	14	93
Proceeds from sale of securities	363	431
Investments in securities	(417)	(594)
Other – net	24	73
Net cash provided by (used for) investing activities	(2,414)	(433)

Cash flow from financing activities:
Dividends paid	(1,444)	(1,367)
Common stock issued, including treasury shares reissued	292	353
Common shares repurchased	(2,000)	—
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	47	362
Financial Products	7,026	6,972
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(6)	(506)
Financial Products	(5,636)	(5,718)
Short-term borrowings – net (original maturities three months or less)	(465)	(2,403)
Other – net	(32)	(7)
Net cash provided by (used for) financing activities	(2,218)	(2,314)
Effect of exchange rate changes on cash	(117)	40
Increase (decrease) in cash and short-term investments and restricted cash	(274)	2,458
Cash and short-term investments and restricted cash at beginning of period	8,320	7,199
Cash and short-term investments and restricted cash at end of period	$8,046	$9,657

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2018 and 2017, (c) the consolidated financial position at September 30, 2018 and December 31, 2017, (d) the consolidated changes in shareholders’ equity for the nine months ended September 30, 2018 and 2017 and (e) the consolidated cash flow for the nine months ended September 30, 2018 and 2017.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017
Receivables - trade and other	$29	$34
Receivables - finance	47	42
Long-term receivables - finance	26	38
Investments in unconsolidated affiliated companies	30	39
Guarantees[1]	—	259
Total	$132	$412

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

The cumulative effect of initially applying the new revenue recognition guidance to our consolidated financial statements on January 1, 2018 was as follows:

Consolidated Statement of Financial Position
(Millions of dollars)	Balance as of December 31, 2017	Cumulative Impact from Adopting New Revenue Guidance	Balance as of January 1, 2018
Assets
Receivables - trade and other	$7,436	$(66)	$7,370
Prepaid expenses and other current assets	$1,772	$327	$2,099
Inventories	$10,018	$4	$10,022
Property, plant and equipment - net	$14,155	$(190)	$13,965
Noncurrent deferred and refundable income taxes	$1,693	$2	$1,695

Liabilities
Accrued expenses	$3,220	$226	$3,446
Customer advances	$1,426	$46	$1,472
Other current liabilities	$1,742	$(17)	$1,725
Other liabilities	$4,053	$(166)	$3,887

Shareholders' equity
Profit employed in the business	$26,301	$(12)	$26,289

The impact from adopting the new revenue recognition guidance on our consolidated financial statements was as follows:

Consolidated Statement of Results of Operations	Three Months Ended September 30, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Sales of Machinery, Energy & Transportation	$12,763	$12,719	$44
Cost of goods sold	$9,022	$8,997	$25
Operating profit	$2,135	$2,116	$19
Consolidated profit before taxes	$2,135	$2,116	$19
Provision (benefit) for income taxes	$415	$411	$4
Profit of consolidated companies	$1,720	$1,705	$15
Profit of consolidated and affiliated companies	$1,727	$1,712	$15
Profit	$1,727	$1,712	$15

Consolidated Statement of Results of Operations	Nine Months Ended September 30, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Sales of Machinery, Energy & Transportation	$38,192	$38,194	$(2)
Cost of goods sold	$27,010	$27,020	$(10)
Other operating (income) expenses	$1,028	$1,034	$(6)
Operating profit	$6,410	$6,396	$14
Consolidated profit before taxes	$6,455	$6,441	$14
Provision (benefit) for income taxes	$1,377	$1,374	$3
Profit of consolidated companies	$5,078	$5,067	$11
Profit of consolidated and affiliated companies	$5,099	$5,088	$11
Profit	$5,099	$5,088	$11

Consolidated Statement of Financial Position	September 30, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Assets
Receivables - trade and other	$7,974	$8,011	$(37)
Prepaid expenses and other current assets	$1,835	$1,502	$333
Inventories	$11,814	$11,807	$7
Noncurrent deferred and refundable income taxes	$1,288	$1,289	$(1)

Liabilities
Accrued expenses	$3,423	$3,203	$220
Customer advances	$1,491	$1,408	$83

Shareholders' equity
Profit employed in the business	$30,384	$30,385	$(1)

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

Lease accounting – In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. We will adopt the new guidance effective January 1, 2019 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.

The new guidance provides a number of optional practical expedients in transition. We plan to elect the ‘package of practical expedients’, which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing accounting that we are still evaluating such as whether or not to separate lease and non-lease components. We plan to elect the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use assets or lease liabilities for these leases.

We are currently designing new processes and controls, cataloging and entering our leases into a recently implemented software solution and evaluating our population of leased assets to assess the effect of the new guidance on our financial statements. While we continue to assess the effects of adoption, we believe the most significant effects relate to the recognition of right-of-use assets and lease liabilities on our balance sheet, and providing new disclosures about our leasing activities. In addition, we expect to derecognize about $125 million of existing assets and $375 million of debt obligations for a sale-leaseback transaction that qualifies for sale accounting under the new guidance. The gain associated with this change in accounting will be recognized through opening retained earnings as of January 1, 2019. We are continuing to evaluate the impact of the new guidance on lessor accounting, which will primarily impact Cat Financial. We do not expect the new guidance to have a material impact on our results of operations.

Stock-based compensation – In March 2016, the FASB issued accounting guidance to simplify several aspects of the accounting for share-based payments. The new guidance changes how reporting entities account for certain aspects of share-based payments, including the accounting for income taxes and the classification of the tax impact on the Consolidated Statement of Cash Flow. Under the new guidance, all excess tax benefits and deficiencies during the period are recognized in income (rather than equity) on a prospective basis. The guidance removes the requirement to delay recognition of excess tax benefits until it reduces income taxes currently payable. This change was required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. In addition, Cash flows related to excess tax benefits are now included in Cash provided by operating activities and will no longer be separately classified as a financing activity. This change was adopted retrospectively. The guidance was effective January 1, 2017, and did not have a material impact on our financial statements.

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

Presentation of net periodic pension costs and net periodic postretirement benefit costs – In March 2017, the FASB issued accounting guidance that requires an employer to disaggregate the service cost component from the other components of net periodic benefit cost. Service cost is required to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be reported outside the subtotal for income from operations. Additionally, only the service cost component of net periodic benefit costs is eligible for capitalization. The guidance was effective January 1, 2018. We applied the presentation changes retrospectively and the capitalization change prospectively. The adoption primarily resulted in the reclassification of other components of net periodic benefit cost outside of Operating profit in the Consolidated Statement of Results of Operations.

Consolidated Statement of Results of Operations

	Three Months Ended September 30, 2017
(Millions of dollars)	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$7,678	$7,633	$45
Selling, general and administrative expenses	$1,254	$1,237	$17
Research and development expenses	$461	$455	$6
Total operating costs	$9,904	$9,836	$68
Operating profit	$1,509	$1,577	$(68)
Other income (expense)	$132	$64	$68

	Nine Months Ended September 30, 2017
	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$22,295	$22,160	$135
Selling, general and administrative expenses	$3,619	$3,571	$48
Research and development expenses	$1,344	$1,326	$18
Other operating (income) expenses	$1,751	$1,780	$(29)
Total operating costs	$29,493	$29,321	$172
Operating profit	$3,073	$3,245	$(172)
Other income (expense)	$260	$88	$172

Premium amortization on purchased callable debt securities – In March 2017, the FASB issued accounting guidance related to the amortization period for certain purchased callable debt securities held at a premium. Securities held at a premium will be required to be amortized to the earliest call date rather than the maturity date. The new standard is required to be applied with a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We will adopt the new guidance effective January 1, 2019. We do not expect the adoption to have a material impact on our financial statements.

Clarification on stock-based compensation – In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance was effective January 1, 2018, and was applied prospectively. The adoption did not have a material impact on our financial statements.

Derivatives and hedging – In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance is required to be applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to opening retained earnings in the period of adoption. We will adopt the new guidance effective January 1, 2019. The impact on our financial statements at the time of adoption will primarily be reclassification of our gains (losses) for designated ME&T foreign exchange contracts from Other income (expense) to components of Operating profit in the Consolidated Statement of Results of Operations.

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

Defined benefit plan disclosures – In August 2018, the FASB issued accounting guidance that revises the annual disclosure requirements for employers by removing and adding certain disclosures for these plans.  The applicable requirements that were removed include the amount of prior service cost (credit) that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost for the next fiscal year and the effect of a one-percentage-point change in the assumed health care cost trend rates on the service and interest cost components of other postretirement benefit cost and on the accumulated postretirement benefit obligations.  The new disclosure requirements include the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and narrative description of the reasons for significant actuarial gains and losses related to changes in benefit plan obligations or assets for the period. The new guidance is required to be applied on a retrospective basis. The guidance is effective January 1, 2020, with early adoption permitted.  We do not expect the adoption to have a material impact on our financial statements.

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

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In addition, Cat Financial provides wholesale inventory financing for a dealer's purchase of inventory. Wholesale inventory receivables have varying payment terms and are included in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,902 million and $6,399 million as of September 30, 2018 and January 1, 2018, respectively, and are recognized in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $664 million and $639 million as of September 30, 2018 and January 1, 2018, respectively, and are recognized in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We establish a bad debt allowance for Machinery, Energy & Transportation receivables when it becomes probable that the receivable will not be collected. Our allowance for bad debts is not significant.

We invoice in advance of recognizing the sale of certain products. Advanced customer payments are recognized as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Long-term customer advances recognized in Other liabilities in the Consolidated Statement of Financial Position were $432 million and $396 million as of September 30, 2018 and January 1, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2018, we recognized $145 million and $1,124 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2018.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of September 30, 2018, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.9 billion, of which $2.7 billion is expected to be completed and revenue recognized in the twelve months following September 30, 2018. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $52 million and $164 million for the three and nine months ended September 30, 2018, respectively, and $48 million and $165 million for the three and nine months ended September 30, 2017, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,605,220	$46.11	$150.90	2,701,644	$25.01	$95.66
RSUs	722,521	$150.64	$150.64	924,421	$90.11	$96.01
PRSUs	344,866	$150.93	$150.93	437,385	$86.78	$95.66

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2018 and 2017, respectively:

	Grant Year
	2018	2017
Weighted-average dividend yield	2.70%	3.42%
Weighted-average volatility	30.2%	29.2%
Range of volatilities	21.5-33.0%	22.1-33.0%
Range of risk-free interest rates	2.02-2.87%	0.81-2.35%
Weighted-average expected lives	8 years	8 years

As of September 30, 2018, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $217 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of September 30, 2018, the maximum term of these outstanding contracts was approximately 51 months.

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

As of September 30, 2018, $33 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2018	December 31, 2017
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$4	$8
Machinery, Energy & Transportation	Long-term receivables – trade and other	—	4
Machinery, Energy & Transportation	Accrued expenses	(46)	(14)
Machinery, Energy & Transportation	Other liabilities	(6)	(2)
Financial Products	Receivables – trade and other	50	—
Financial Products	Long-term receivables – trade and other	31	7
Financial Products	Accrued expenses	(17)	(57)
Interest rate contracts
Financial Products	Receivables – trade and other	1	—
Financial Products	Long-term receivables – trade and other	9	3
Financial Products	Accrued expenses	(3)	(2)
		$23	$(53)
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$4	$19
Machinery, Energy & Transportation	Accrued expenses	(37)	(9)
Financial Products	Receivables – trade and other	42	12
Financial Products	Long-term receivables – trade and other	7	—
Financial Products	Accrued expenses	(19)	(9)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	10	21
Machinery, Energy & Transportation	Accrued expenses	(8)	—
		$(1)	$34

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017

Machinery, Energy & Transportation	$2,129	$3,190
Financial Products	$7,517	$3,691

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Cash Flow Hedges
	Three Months Ended September 30, 2018
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(15)	Other income (expense)	$(17)	$—
Financial Products	53	Other income (expense)	51	—
Financial Products	—	Interest expense of Financial Products	5	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	—	—
Financial Products	3	Interest expense of Financial Products	—	—
	$41		$39	$—

	Three Months Ended September 30, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$16	Other income (expense)	$4	$—
Financial Products	(21)	Other income (expense)	(20)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	(1)	Interest expense of Financial Products	2	—
	$(6)		$(16)	$—

	Nine Months Ended September 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(55)	Other income (expense)	$(12)	$—
Financial Products	143	Other income (expense)	141	—
Financial Products	—	Interest expense of Financial Products	13	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	8	Interest expense of Financial Products	1	—
	$96		$141	$—

	Nine Months Ended September 30, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$72	Other income (expense)	$(49)	$—
Financial Products	(62)	Other income (expense)	(69)	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(5)	—
Financial Products	(1)	Interest expense of Financial Products	5	—
	$9		$(118)	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(5)	$15
Financial Products	Other income (expense)	13	11
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(5)	11
		$3	$37

	Classification of Gains (Losses)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(43)	$67
Financial Products	Other income (expense)	29	21
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(5)	12
		$(19)	$100

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2018 and December 31, 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$18	$—	$18	$(18)	$—	$—
Financial Products	140	—	140	(31)	—	109
Total	$158	$—	$158	$(49)	$—	$109

September 30, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(97)	$—	$(97)	$18	$—	$(79)
Financial Products	(39)	—	(39)	31	—	(8)
Total	$(136)	$—	$(136)	$49	$—	$(87)

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$52	$—	$52	$(22)	$—	$30
Financial Products	22	—	22	(10)	—	12
Total	$74	$—	$74	$(32)	$—	$42

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(25)	$—	$(25)	$22	$—	$(3)
Financial Products	(68)	—	(68)	10	—	(58)
Total	$(93)	$—	$(93)	$32	$—	$(61)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2018	December 31, 2017
Raw materials	$3,413	$2,802
Work-in-process	2,764	2,254
Finished goods	5,425	4,761
Supplies	212	201
Total inventories	$11,814	$10,018

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

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2018
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,462	$(1,212)	$1,250
Intellectual property	12	1,562	(933)	629
Other	13	198	(101)	97
Total finite-lived intangible assets	14	$4,222	$(2,246)	$1,976

		December 31, 2017
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,441	$(1,122)	$1,319
Intellectual property	11	1,538	(851)	687
Other	13	198	(93)	105
Total finite-lived intangible assets	14	$4,177	$(2,066)	$2,111

During the first quarter of 2018, we acquired finite-lived intangible assets of $112 million and $5 million due to the purchase of ECM S.p.A. and Downer Freight Rail, respectively. See Note 20 for details on these acquisitions.

Amortization expense for the three and nine months ended September 30, 2018 was $82 million and $248 million, respectively. Amortization expense for the three and nine months ended September 30, 2017 was $82 million and $241 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2018	2019	2020	2021	2022	Thereafter
$84	$326	$311	$293	$274	$688

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2018 or 2017.

During the first quarter of 2018, we acquired net assets with related goodwill of $121 million in the Energy & Transportation segment. We recorded goodwill of $109 million related to the acquisition of ECM S.p.A. and $12 million related to the acquisition of Downer Freight Rail. See Note 20 for details on these acquisitions.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2018 were as follows:

(Millions of dollars)	December 31, 2017	Acquisitions [1]	Other Adjustments [2]	September 30, 2018
Construction Industries
Goodwill	$305	$—	$—	$305
Impairments	(22)	—	—	(22)
Net goodwill	283	—	—	283
Resource Industries
Goodwill	4,232	—	(46)	4,186
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,057	—	(46)	3,011
Energy & Transportation
Goodwill	2,806	121	(44)	2,883
All Other [3]
Goodwill	54	—	2	56
Consolidated total
Goodwill	7,397	121	(88)	7,430
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,200	$121	$(88)	$6,233
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

The cost basis and fair value of debt and equity securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	September 30, 2018			December 31, 2017
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	48	—	48	42	—	42

Corporate bonds
Corporate bonds	721	(11)	710	585	(1)	584
Asset-backed securities	61	—	61	67	—	67

Mortgage-backed debt securities
U.S. governmental agency	300	(10)	290	265	(4)	261
Residential	7	—	7	8	—	8
Commercial	15	(1)	14	17	—	17
Total debt securities	$1,161	$(22)	$1,139	$994	$(5)	$989

Equity securities[1]
Large capitalization value				287	(3)	284
Real estate investment trust (REIT)				104	6	110
Smaller company growth				40	16	56
Total equity securities				$431	$19	$450

[1] Beginning January 1, 2018, the unrealized gains and losses arising from the revaluation of the equity securities are included in Other income (expense) in the Consolidated Statement of Results of Operations. See Note 2 for additional information.

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2018
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$498	$8	$93	$3	$591	$11
Mortgage-backed debt securities
U.S. governmental agency	119	3	163	8	282	11
Commercial	8	—	6	1	14	1
Total	$625	$11	$262	$12	$887	$23

	December 31, 2017
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$312	$2	$38	$—	$350	$2
Mortgage-backed debt securities
U.S. governmental agency	129	1	110	3	239	4
Equity securities
Large capitalization value	129	5	14	2	143	7
Smaller company growth	17	1	1	—	18	1
Total	$587	$9	$163	$5	$750	$14

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2018.

Mortgage-Backed Debt Securities. The unrealized losses on our investments in U.S. government agency mortgage-backed securities and commercial mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2018.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2018
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$160	$159
Due after one year through five years	540	531
Due after five years through ten years	122	120
Due after ten years	17	18
U.S. governmental agency mortgage-backed securities	300	290
Residential mortgage-backed securities	7	7
Commercial mortgage-backed securities	15	14
Total debt securities – available-for-sale	$1,161	$1,139

Sales of available-for-sale securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2018[1]	2017	2018[1]	2017
Proceeds from the sale of available-for-sale securities	$41	$244	$181	$431
Gross gains from the sale of available-for-sale securities	$—	$38	$—	$40
Gross losses from the sale of available-for-sale securities	$—	$1	$—	$3

[1] Beginning January 1, 2018, equity securities are no longer classified as available-for-sale securities. See Note 2 for additional information.

For the three and nine months ended September 30, 2018, the net unrealized gains (losses) for equity securities were $10 million and $14 million, respectively. For the three and nine months ended September 30, 2018, there were $4 million of realized net gains (losses) recognized on the sale of equity securities.

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
See Note 19 for more information on the Gosselies closure.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30		September 30		September 30
	2018	2017	2018	2017	2018	2017
For the three months ended:
Components of net periodic benefit cost:
Service cost	$31	$29	$22	$23	$22	$19
Interest cost	134	131	25	23	31	33
Expected return on plan assets	(202)	(184)	(55)	(55)	(9)	(10)
Amortization of prior service cost (credit) [1]	—	—	—	—	(9)	(6)
Net periodic benefit cost (benefit) [2]	$(37)	$(24)	$(8)	$(9)	$35	$36

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$94	$87	$67	$70	$64	$58
Interest cost	401	393	74	73	93	98
Expected return on plan assets	(607)	(551)	(167)	(168)	(25)	(28)
Amortization of prior service cost (credit) [1]	—	—	—	(1)	(26)	(17)
Curtailments and termination benefits	—	9	—	20	—	—
Net periodic benefit cost (benefit) [2]	$(112)	$(62)	$(26)	$(6)	$106	$111

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	3.7%	4.2%	2.3%	2.3%	3.5%	3.9%
Discount rate used to measure interest cost	3.2%	3.3%	2.2%	2.3%	3.2%	3.3%
Expected rate of return on plan assets	6.3%	6.7%	5.2%	5.9%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.6%	4.0%

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

We made $1,064 million and $1,291 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2018, respectively. The 2018 contributions include a $1.0 billion discretionary contribution made to our U.S. pension plans in September 2018. We currently anticipate full-year 2018 contributions of approximately $1,362 million. We made $324 million and $522 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2017, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2018	2017	2018	2017
U.S. Plans	$97	$97	$247	$267
Non-U.S. Plans	21	19	64	54
	$118	$116	$311	$321

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both September 30, 2018 and December 31, 2017, the related liability was $8 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017
Caterpillar dealer performance guarantees	$1,375	$1,313
Customer loan guarantees	31	40
Supplier consortium performance guarantees	556	565
Third party logistics business lease guarantees	68	69
Other guarantees	122	118
Total guarantees	$2,152	$2,105

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2018 and December 31, 2017, the SPC’s assets of $1,133 million and $1,107 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,133 million and $1,106 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2018
Warranty liability, January 1	$1,419
Reduction in liability (payments)	(561)
Increase in liability (new warranties)	556
Warranty liability, September 30	$1,414

(Millions of dollars)	2017
Warranty liability, January 1	$1,258
Reduction in liability (payments)	(860)
Increase in liability (new warranties)	1,021
Warranty liability, December 31	$1,419

11.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2018	2017	2018	2017
Profit for the period (A) [1]	$1,727	$1,059	$5,099	$2,053
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	592.1	592.9	595.3	590.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	7.3	7.2	8.5	6.2
Average common shares outstanding for fully diluted computation (C) [2]	599.4	600.1	603.8	596.5
Profit per share of common stock:
Assuming no dilution (A/B)	$2.92	$1.79	$8.57	$3.48
Assuming full dilution (A/C) [2]	$2.88	$1.77	$8.45	$3.44
Shares outstanding as of September 30 (in millions)			590.1	594.9

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 1,471,071 and 5,136,715 common shares were outstanding for the three and nine months ended September 30, 2018 and 2017, respectively, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

During the third quarter of 2018, we entered into an ASR with a third-party financial institution to purchase $750 million of our common stock. In August 2018, upon payment of $750 million to the financial institution, we received 4.8 million shares. In October 2018, upon final settlement of the ASR, we received an additional 0.4 million shares. In total, we repurchased 5.2 million shares under this ASR. As of September 30, 2018, approximately $3.5 billion of the 2014 $10.0 billion authorization remained.

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

12.                         Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2018
Balance at June 30, 2018	$(1,432)	$30	$(78)	$(16)	$(1,496)
Other comprehensive income (loss) before reclassifications	(65)	—	32	(1)	(34)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(31)	—	(38)
Other comprehensive income (loss)	(65)	(7)	1	(1)	(72)
Balance at September 30, 2018	$(1,497)	$23	$(77)	$(17)	$(1,568)

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(1,499)	$14	$(39)	$53	$(1,471)
Other comprehensive income (loss) before reclassifications	237	—	(4)	11	244
Amounts reclassified from accumulated other comprehensive (income) loss	11	(4)	11	(24)	(6)
Other comprehensive income (loss)	248	(4)	7	(13)	238
Balance at September 30, 2017	$(1,251)	$10	$(32)	$40	$(1,233)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance[1]	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	(293)	(2)	73	(14)	(236)
Amounts reclassified from accumulated other comprehensive (income) loss	1	(21)	(109)	—	(129)
Other comprehensive income (loss)	(292)	(23)	(36)	(14)	(365)
Balance at September 30, 2018	$(1,497)	$23	$(77)	$(17)	$(1,568)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	706	8	6	29	749
Amounts reclassified from accumulated other comprehensive (income) loss	13	(12)	77	(21)	57
Other comprehensive income (loss)	719	(4)	83	8	806
Balance at September 30, 2017	$(1,251)	$10	$(32)	$40	$(1,233)
[1] See Note 2 for additional information.

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2018	2017

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$—	$(11)
Tax (provision) benefit		—	—
Reclassifications net of tax		$—	$(11)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$9	$6
Tax (provision) benefit		(2)	(2)
Reclassifications net of tax		$7	$4

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$34	$(16)
Foreign exchange contracts	Interest expense of Financial Products	5	—
Interest rate contracts	Interest expense excluding Financial Products	—	(2)
Interest rate contracts	Interest expense of Financial Products	—	2
Reclassifications before tax		39	(16)
Tax (provision) benefit		(8)	5
Reclassifications net of tax		$31	$(11)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$36
Tax (provision) benefit		—	(12)
Reclassifications net of tax		$—	$24

Total reclassifications from Accumulated other comprehensive income (loss)		$38	$6

		Nine Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2018	2017

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(1)	$(13)
Tax (provision) benefit		—	—
Reclassifications net of tax		$(1)	$(13)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$26	$18
Tax (provision) benefit		(5)	(6)
Reclassifications net of tax		$21	$12

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$129	$(118)
Foreign exchange contracts	Interest expense of Financial Products	13	—
Interest rate contracts	Interest expense excluding Financial Products	(2)	(5)
Interest rate contracts	Interest expense of Financial Products	1	5
Reclassifications before tax		141	(118)
Tax (provision) benefit		(32)	41
Reclassifications net of tax		$109	$(77)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$32
Tax (provision) benefit		—	(11)
Reclassifications net of tax		$—	$21

Total reclassifications from Accumulated other comprehensive income (loss)		$129	$(57)

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

14.                              Income taxes

The provision for income taxes for the first nine months of 2018 reflected an estimated annual tax rate of 24 percent, compared to 32 percent for the first nine months of 2017, excluding the discrete items discussed in the following paragraph. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

The 2018 provision for income taxes for the first nine months of 2018 also included a $154 million reduction to the provisionally estimated charge of $2.371 billion recognized during the fourth quarter of 2017 due to enactment of U.S. tax reform legislation. The $154 million benefit revises the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in the third quarter of 2018 treated as deductible on the 2017 U.S. tax return. The provision for income taxes for the first nine months of 2018 also includes a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. This error had the effect of overstating profit by $17 million, $33 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Management has concluded that the error was not material to any period presented. In addition, a discrete tax benefit of $52 million was recorded in the first nine months of 2018, compared to $45 million in the first nine months of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first nine months of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The provision for income taxes for the first nine months of 2017 also included a $15 million increase to prior year taxes related to non-U.S. restructuring costs.

Our analysis of U.S. tax reform legislation, updated through September 30, 2018, resulted in no other changes to the 2017 year-end provisional charge. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We account for the new U.S. tax on global intangible low-taxed income as a period cost.

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

Our Executive Office is comprised of a Chief Executive Officer (CEO), four Group Presidents, a Chief Financial Officer (CFO), a General Counsel & Corporate Secretary and a Chief Human Resources Officer. The Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage.  The General Counsel & Corporate Secretary leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President/CFO level.  As such, the CEO serves as our Chief Operating Decision Maker, and operating segments are primarily based on the Group President/CFO reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation, are led by Group Presidents.  One operating segment, Financial Products, is led by the CFO who also has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads two smaller operating segments that are included in the All Other operating segments.  The Law, Security and Public Policy Division and the Human Resources Organization are cost centers and do not meet the definition of an operating segment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 45 to 51 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. A table, Reconciliation of Restructuring costs on page 48, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 19 for more information.

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

Reportable Segments
Three Months Ended September 30
(Millions of dollars)
	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$5,654		$29	$5,683	$93	$1,058	$5,071	$58
Resource Industries	2,538		100	2,638	115	414	6,439	49
Energy & Transportation	4,577		978	5,555	159	973	8,302	161
Machinery, Energy & Transportation	$12,769		$1,107	$13,876	$367	$2,445	$19,812	$268
Financial Products Segment	845	[1]	—	845	212	201	35,729	298
Total	$13,614		$1,107	$14,721	$579	$2,646	$55,541	$566

	2017
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,854		$32	$4,886	$99	$884	$4,838	$50
Resource Industries	1,870		86	1,956	129	229	6,403	41
Energy & Transportation	3,961		877	4,838	165	743	7,564	113
Machinery, Energy & Transportation	$10,685		$995	$11,680	$393	$1,856	$18,805	$204
Financial Products Segment	774	[1]	—	774	204	185	34,893	308
Total	$11,459		$995	$12,454	$597	$2,041	$53,698	$512

1 Includes revenues from Machinery, Energy & Transportation of $122 million and $93 million in the third quarter of 2018 and 2017, respectively.

Reportable Segments
Nine Months Ended September 30
(Millions of dollars)
	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$17,450		$82	$17,532	$272	$3,329	$5,071	$162
Resource Industries	7,177		296	7,473	346	1,203	6,439	111
Energy & Transportation	13,567		2,931	16,498	474	2,859	8,302	463
Machinery, Energy & Transportation	$38,194		$3,309	$41,503	$1,092	$7,391	$19,812	$736
Financial Products Segment	2,467	[1]	—	2,467	627	476	35,729	1,192
Total	$40,661		$3,309	$43,970	$1,719	$7,867	$55,541	$1,928

	2017
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$13,875		$70	$13,945	$301	$2,418	$4,838	$107
Resource Industries	5,299		254	5,553	386	488	6,403	93
Energy & Transportation	11,258		2,484	13,742	485	1,982	7,564	320
Machinery, Energy & Transportation	$30,432		$2,808	$33,240	$1,172	$4,888	$18,805	$520
Financial Products Segment	2,310	[1]	—	2,310	616	559	34,893	1,018
Total	$32,742		$2,808	$35,550	$1,788	$5,447	$53,698	$1,538

1 Includes revenues from Machinery, Energy & Transportation of $345 million and $281 million through the first three quarters of 2018 and 2017, respectively.

For the three and nine months ending September 30, 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Three Months Ended September 30, 2018
Construction Industries	$2,646	$369	$1,109	$1,530	$5,654
Resource Industries	849	427	574	688	2,538
Energy & Transportation	2,309	330	1,180	758	4,577
All Other operating segments	15	—	4	18	37
Corporate Items and Eliminations	(40)	1	(5)	1	(43)
Machinery, Energy & Transportation Sales	5,779	1,127	2,862	2,995	12,763

Financial Products Segment	559	68	101	117	845
Corporate Items and Eliminations	(62)	(12)	(6)	(18)	(98)
Financial Products Revenues	497	56	95	99	747

Consolidated Sales and Revenues	$6,276	$1,183	$2,957	$3,094	$13,510

Nine Months Ended September 30, 2018
Construction Industries	$8,005	$1,105	$3,347	$4,993	$17,450
Resource Industries	2,451	1,181	1,663	1,882	7,177
Energy & Transportation	7,116	897	3,425	2,129	13,567
All Other operating segments	47	1	12	55	115
Corporate Items and Eliminations	(108)	(1)	(8)	—	(117)
Machinery, Energy & Transportation Sales	17,511	3,183	8,439	9,059	38,192

Financial Products Segment	1,608	213	303	343	2,467
Corporate Items and Eliminations	(168)	(36)	(18)	(57)	(279)
Financial Products Revenues	1,440	177	285	286	2,188

Consolidated Sales and Revenues	$18,951	$3,360	$8,724	$9,345	$40,380

For the three and nine months ending September 30, 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
(Millions of dollars)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Oil and gas	$1,362	$4,044
Power generation	1,102	3,063
Industrial	863	2,738
Transportation	1,250	3,722
Energy & Transportation External Sales	$4,577	$13,567

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2017
Total external sales and revenues from reportable segments	$10,685	$774	$—		$11,459
All Other operating segments	56	—	—		56
Other	(28)	19	(93)	[1]	(102)
Total sales and revenues	$10,713	$793	$(93)		$11,413

	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2017
Total external sales and revenues from reportable segments	$30,432	$2,310	$—		$32,742
All Other operating segments	126	—	—		126
Other	(76)	53	(279)	[1]	(302)
Total sales and revenues	$30,482	$2,363	$(279)		$32,566
[1] Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2018
Total profit from reportable segments	$2,445	$201	$2,646
All Other operating segments	(10)	—	(10)
Cost centers	29	—	29
Corporate costs	(134)	—	(134)
Timing	(18)	—	(18)
Restructuring costs	(96)	(14)	(110)
Methodology differences:
Inventory/cost of sales	(20)	—	(20)
Postretirement benefit expense	58	—	58
Stock-based compensation expense	(50)	(2)	(52)
Financing costs	(56)	—	(56)
Currency	(96)	—	(96)
Other income/expense methodology differences	(88)	—	(88)
Other methodology differences	(19)	5	(14)
Total consolidated profit before taxes	$1,945	$190	$2,135

Three Months Ended September 30, 2017
Total profit from reportable segments	$1,856	$185	$2,041
All Other operating segments	5	—	5
Cost centers	17	—	17
Corporate costs	(158)	—	(158)
Timing	(21)	—	(21)
Restructuring costs	(89)	(1)	(90)
Methodology differences:
Inventory/cost of sales	(4)	—	(4)
Postretirement benefit expense	38	—	38
Stock-based compensation expense	(46)	(2)	(48)
Financing costs	(116)	—	(116)
Currency	(37)	—	(37)
Other income/expense methodology differences	(71)	—	(71)
Other methodology differences	(32)	(1)	(33)
Total consolidated profit before taxes	$1,342	$181	$1,523

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2018
Total profit from reportable segments	$7,391	$476	$7,867
All Other operating segments	70	—	70
Cost centers	55	—	55
Corporate costs	(480)	—	(480)
Timing	(168)	—	(168)
Restructuring costs	(278)	(15)	(293)
Methodology differences:
Inventory/cost of sales	3	—	3
Postretirement benefit expense	227	—	227
Stock-based compensation expense	(158)	(6)	(164)
Financing costs	(203)	—	(203)
Currency	(145)	—	(145)
Other income/expense methodology differences	(261)	—	(261)
Other methodology differences	(61)	8	(53)
Total consolidated profit before taxes	$5,992	$463	$6,455

Nine Months Ended September 30, 2017
Total profit from reportable segments	$4,888	$559	$5,447
All Other operating segments	(28)	—	(28)
Cost centers	13	—	13
Corporate costs	(447)	—	(447)
Timing	(128)	—	(128)
Restructuring costs	(1,009)	(2)	(1,011)
Methodology differences:
Inventory/cost of sales	(80)	—	(80)
Postretirement benefit expense	129	—	129
Stock-based compensation expense	(158)	(7)	(165)
Financing costs	(369)	—	(369)
Currency	(195)	—	(195)
Other income/expense methodology differences	(105)	—	(105)
Other methodology differences	(93)	3	(90)
Total consolidated profit before taxes	$2,418	$553	$2,971

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Three Months Ended September 30, 2018
Construction Industries	$1,058	$(19)	$1,039
Resource Industries	414	(53)	361
Energy & Transportation	973	(31)	942
Financial Products Segment	201	—	201
All Other operating segments	(10)	(4)	(14)
Total	$2,636	$(107)	$2,529

Three Months Ended September 30, 2017
Construction Industries	$884	$(15)	$869
Resource Industries	229	(59)	170
Energy & Transportation	743	(28)	715
Financial Products Segment	185	—	185
All Other operating segments	5	(13)	(8)
Total	$2,046	$(115)	$1,931

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
Nine Months Ended September 30, 2018
Construction Industries	$3,329	$(62)	$3,267
Resource Industries	1,203	(149)	1,054
Energy & Transportation	2,859	(60)	2,799
Financial Products Segment	476	(1)	475
All Other operating segments	70	(13)	57
Total	$7,937	$(285)	$7,652

Nine Months Ended September 30, 2017
Construction Industries	$2,418	$(709)	$1,709
Resource Industries	488	(229)	259
Energy & Transportation	1,982	(86)	1,896
Financial Products Segment	559	(2)	557
All Other operating segments	(28)	(32)	(60)
Total	$5,419	$(1,058)	$4,361

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2018
Total assets from reportable segments	$19,812	$35,729	$—	$55,541
All Other operating segments	1,273	—	—	1,273
Items not included in segment assets:
Cash and short-term investments	7,189	—	—	7,189
Intercompany receivables	1,644	—	(1,644)	—
Investment in Financial Products	4,165	—	(4,165)	—
Deferred income taxes	1,818	—	(628)	1,190
Goodwill and intangible assets	4,304	—	—	4,304
Property, plant and equipment – net and other assets	2,035	—	—	2,035
Operating lease methodology difference	(184)	—	—	(184)
Inventory methodology differences	(2,374)	—	—	(2,374)
Liabilities included in segment assets	9,814	—	—	9,814
Other	(510)	(13)	(56)	(579)
Total assets	$48,986	$35,716	$(6,493)	$78,209

December 31, 2017
Total assets from reportable segments	$18,805	$34,893	$—	$53,698
All Other operating segments	1,312	—	—	1,312
Items not included in segment assets:
Cash and short-term investments	7,381	—	—	7,381
Intercompany receivables	1,733	—	(1,733)	—
Investment in Financial Products	4,064	—	(4,064)	—
Deferred income taxes	2,166	—	(574)	1,592
Goodwill and intangible assets	4,210	—	—	4,210
Property, plant and equipment – net and other assets	2,341	—	—	2,341
Operating lease methodology difference	(191)	—	—	(191)
Inventory methodology differences	(2,287)	—	—	(2,287)
Liabilities included in segment assets	9,352	—	—	9,352
Other	(399)	(14)	(33)	(446)
Total assets	$48,487	$34,879	$(6,404)	$76,962

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2018
Total depreciation and amortization from reportable segments	$367	$212	$579
Items not included in segment depreciation and amortization:
All Other operating segments	55	—	55
Cost centers	33	—	33
Other	22	9	31
Total depreciation and amortization	$477	$221	$698

Three Months Ended September 30, 2017
Total depreciation and amortization from reportable segments	$393	$204	$597
Items not included in segment depreciation and amortization:
All Other operating segments	52	—	52
Cost centers	36	—	36
Other	28	10	38
Total depreciation and amortization	$509	$214	$723

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2018
Total depreciation and amortization from reportable segments	$1,092	$627	$1,719
Items not included in segment depreciation and amortization:
All Other operating segments	170	—	170
Cost centers	96	—	96
Other	52	28	80
Total depreciation and amortization	$1,410	$655	$2,065

Nine Months Ended September 30, 2017
Total depreciation and amortization from reportable segments	$1,172	$616	$1,788
Items not included in segment depreciation and amortization:
All Other operating segments	162	—	162
Cost centers	106	—	106
Other	67	30	97
Total depreciation and amortization	$1,507	$646	$2,153

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2018
Total capital expenditures from reportable segments	$268	$298	$—	$566
Items not included in segment capital expenditures:
All Other operating segments	63	—	—	63
Cost centers	30	—	—	30
Timing	(5)	—	—	(5)
Other	(65)	45	(33)	(53)
Total capital expenditures	$291	$343	$(33)	$601

Three Months Ended September 30, 2017
Total capital expenditures from reportable segments	$204	$308	$—	$512
Items not included in segment capital expenditures:
All Other operating segments	26	—	—	26
Cost centers	17	—	—	17
Timing	(21)	—	—	(21)
Other	(31)	19	(9)	(21)
Total capital expenditures	$195	$327	$(9)	$513

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2018
Total capital expenditures from reportable segments	$736	$1,192	$—	$1,928
Items not included in segment capital expenditures:
All Other operating segments	101	—	—	101
Cost centers	70	—	—	70
Timing	152	—	—	152
Other	(214)	165	(73)	(122)
Total capital expenditures	$845	$1,357	$(73)	$2,129

Nine Months Ended September 30, 2017
Total capital expenditures from reportable segments	$520	$1,018	$—	$1,538
Items not included in segment capital expenditures:
All Other operating segments	71	—	—	71
Cost centers	40	—	—	40
Timing	58	—	—	58
Other	(115)	62	(17)	(70)
Total capital expenditures	$574	$1,080	$(17)	$1,637

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2018
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$353	$9	$362
Receivables written off	(181)	—	(181)
Recoveries on receivables previously written off	31	—	31
Provision for credit losses	216	(2)	214
Other	(14)	—	(14)
Balance at end of period	$405	$7	$412

Individually evaluated for impairment	$229	$—	$229
Collectively evaluated for impairment	176	7	183
Ending Balance	$405	$7	$412

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$802	$—	$802
Collectively evaluated for impairment	18,193	3,467	21,660
Ending Balance	$18,995	$3,467	$22,462

(Millions of dollars)	December 31, 2017
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$331	$10	$341
Receivables written off	(157)	—	(157)
Recoveries on receivables previously written off	43	—	43
Provision for credit losses	129	(1)	128
Other	7	—	7
Balance at end of year	$353	$9	$362

Individually evaluated for impairment	$149	$—	$149
Collectively evaluated for impairment	204	9	213
Ending Balance	$353	$9	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$942
Collectively evaluated for impairment	18,226	3,464	21,690
Ending Balance	$19,168	$3,464	$22,632

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

	September 30, 2018
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$74	$17	$46	$137	$7,834	$7,971	$7
Europe	19	9	122	150	2,848	2,998	6
Asia Pacific	30	14	8	52	2,399	2,451	5
Mining	5	—	9	14	1,623	1,637	—
Latin America	35	15	84	134	1,380	1,514	—
Caterpillar Power Finance	116	45	298	459	1,965	2,424	8
Dealer
North America	—	—	—	—	1,978	1,978	—
Europe	—	—	—	—	321	321	—
Asia Pacific	—	—	—	—	473	473	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	79	79	610	689	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$279	$100	$646	$1,025	$21,437	$22,462	$26

	December 31, 2017
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$7,950	$8,078	$8
Europe	21	10	46	77	2,718	2,795	13
Asia Pacific	13	7	14	34	2,009	2,043	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,531	1,765	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	1,920	1,920	—
Europe	—	—	—	—	222	222	—
Asia Pacific	—	—	—	—	553	553	—
Mining	—	—	—	—	4	4	—
Latin America	—	72	—	72	691	763	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$165	$192	$448	$805	$21,827	$22,632	$36

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were no impaired finance receivables as of September 30, 2018 or December 31, 2017, for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	September 30, 2018			December 31, 2017
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$17	$17	$—	$19	$19	$—
Europe	2	1	—	45	45	—
Asia Pacific	28	28	—	34	33	—
Mining	34	34	—	121	121	—
Latin America	31	31	—	45	45	—
Caterpillar Power Finance	61	74	—	160	172	—
Total	$173	$185	$—	$424	$435	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$41	$39	$18	$44	$43	$17
Europe	66	66	36	9	8	5
Asia Pacific	2	2	1	8	8	2
Mining	58	58	22	—	—	—
Latin America	61	61	34	95	106	42
Caterpillar Power Finance	401	408	118	362	365	83
Total	$629	$634	$229	$518	$530	$149

Total Impaired Finance Receivables
North America	$58	$56	$18	$63	$62	$17
Europe	68	67	36	54	53	5
Asia Pacific	30	30	1	42	41	2
Mining	92	92	22	121	121	—
Latin America	92	92	34	140	151	42
Caterpillar Power Finance	462	482	118	522	537	83
Total	$802	$819	$229	$942	$965	$149

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$19	$—	$14	$1
Europe	4	—	47	—
Asia Pacific	29	1	30	1
Mining	35	—	128	1
Latin America	37	1	68	1
Caterpillar Power Finance	94	2	171	1
Total	$218	$4	$458	$5

Impaired Finance Receivables With An Allowance Recorded
North America	$47	$—	$44	$—
Europe	59	—	6	—
Asia Pacific	2	—	28	1
Mining	60	1	—	—
Latin America	51	1	102	1
Caterpillar Power Finance	374	4	251	3
Total	$593	$6	$431	$5

Total Impaired Finance Receivables
North America	$66	$—	$58	$1
Europe	63	—	53	—
Asia Pacific	31	1	58	2
Mining	95	1	128	1
Latin America	88	2	170	2
Caterpillar Power Finance	468	6	422	4
Total	$811	$10	$889	$10

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$17	$1	$12	$1
Europe	17	—	48	1
Asia Pacific	30	2	22	2
Mining	65	2	128	5
Latin America	41	2	69	2
Caterpillar Power Finance	149	5	233	7
Total	$319	$12	$512	$18

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$51	$1	$52	$1
Europe	41	1	6	—
Asia Pacific	4	—	35	2
Mining	43	2	—	—
Latin America	69	3	101	3
Caterpillar Power Finance	364	8	141	4
Total	$572	$15	$335	$10

Total Impaired Finance Receivables
Customer
North America	$68	$2	$64	$2
Europe	58	1	54	1
Asia Pacific	34	2	57	4
Mining	108	4	128	5
Latin America	110	5	170	5
Caterpillar Power Finance	513	13	374	11
Total	$891	$27	$847	$28

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

As of September 30, 2018, there were finance receivables on non-accrual status for the Dealer portfolio segment of $79 million, all of which were in the Latin America finance receivable class. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment. The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2018	December 31, 2017
North America	$44	$38
Europe	124	37
Asia Pacific	4	10
Mining	10	63
Latin America	118	192
Caterpillar Power Finance	451	343
Total	$751	$683

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

As of September 30, 2018 and December 31, 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three or nine months ended September 30, 2018 or 2017 for the Dealer portfolio segment. Cat Financial's investment in finance receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	4	$—	$—	11	$4	$5
Europe	—	—	—	1	—	—
Latin America	—	—	—	3	21	22
Caterpillar Power Finance	2	40	40	5	51	44
Total	6	$40	$40	20	$76	$71

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
North America	34	$13	$13	37	$13	$13
Europe	—	—	—	2	—	—
Asia Pacific	—	—	—	6	39	30
Mining	1	29	29	2	57	56
Latin America	1	3	3	17	26	27
Caterpillar Power Finance [1]	7	93	60	59	319	305
Total	43	$138	$105	123	$454	$431

1In Caterpillar Power Finance, during the nine months ended September 30, 2017, 44 contracts with a pre-TDR recorded investment of $200 million and a post-TDR recorded investment of $200 million were related to four customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	7	$9	—	$—
Latin America	1	—	1	—
Caterpillar Power Finance	3	33	—	—
Total	11	$42	1	$—

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	10	$10	—	$—
Latin America	3	1	241	16
Caterpillar Power Finance	3	33	—	—
Total	16	$44	241	$16

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2018 and December 31, 2017 are summarized below:

	September 30, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	48	—	—	48
Corporate bonds
Corporate bonds	—	710	—	—	710
Asset-backed securities	—	61	—	—	61
Mortgage-backed debt securities
U.S. governmental agency	—	290	—	—	290
Residential	—	7	—	—	7
Commercial	—	14	—	—	14
Total debt securities	9	1,130	—	—	1,139
Equity securities
Large capitalization value	298	—	—	—	298
Smaller company growth	65	—	—	—	65
REIT	—	—	—	117	117
Total equity securities	363	—	—	117	480
Derivative financial instruments, net	—	22	—	—	22
Total assets	$372	$1,152	$—	$117	$1,641

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	42	—	42
Corporate bonds
Corporate bonds	—	584	—	584
Asset-backed securities	—	67	—	67
Mortgage-backed debt securities
U.S. governmental agency	—	261	—	261
Residential	—	8	—	8
Commercial	—	17	—	17
Total debt securities	10	979	—	989
Equity securities
Large capitalization value	284	—	—	284
Smaller company growth	56	—	—	56
REIT	—	—	110	110
Total equity securities	340	—	110	450
Total assets	$350	$979	$110	$1,439
Liabilities
Derivative financial instruments, net	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $366 million and $341 million as of September 30, 2018 and December 31, 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	September 30, 2018		December 31, 2017
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$8,007	$8,007	$8,261	$8,261	1
Restricted cash and short-term investments	$39	$39	$194	$194	1
Investments in debt and equity securities	$1,619	$1,619	$1,439	$1,439	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$14,815	$14,764	$15,452	$15,438	3	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	$1,194	$1,168	$1,153	$1,123	3
Foreign currency contracts – net	$13	$13	$—	$—	2	Note 5
Interest rate contracts – net	$7	$7	$1	$1	2	Note 5
Commodity contracts – net	$2	$2	$21	$21	2	Note 5

Liabilities
Short-term borrowings	$4,521	$4,521	$4,837	$4,837	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$8,001	$9,155	$7,935	$9,863	2
Financial Products	$23,251	$23,110	$22,106	$22,230	2
Foreign currency contracts – net	$—	$—	$41	$41	2	Note 5
Guarantees	$8	$8	$8	$8	3	Note 10

[1]	Total excluded items have a net carrying value at September 30, 2018 and December 31, 2017 of $7,481 million and $7,063 million, respectively.

18.                         Other income (expense)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2018	2017	2018	2017
Investment and interest income	$59	$32	$139	$86
Foreign exchange gains (losses) [1]	(81)	(29)	(160)	(189)
License fee income	29	27	96	74
Gain on sale of securities and affiliated company	4	36	4	121	[2]
Net periodic pension and OPEB income (cost), excluding service cost	85	68	257	172
Miscellaneous income (loss)	6	(2)	14	(4)
Total	$102	$132	$350	$260
1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Includes pretax gain of $85 million related to the sale of Caterpillar's equity interest in Iron Planet Holdings Inc.

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

Restructuring costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2018	2017
Employee separations [1]	$44	$8
Contract terminations [1]	—	6
Long-lived asset impairments [1]	18	31
Other [2]	48	45
Total restructuring costs	$110	$90

	Nine Months Ended September 30
	2018	2017
Employee separations [1]	$121	$514
Contract terminations [1]	—	32
Long-lived asset impairments [1]	49	306
Defined benefit plan curtailments and termination benefits [3]	—	29
Other [2]	123	130
Total restructuring costs	$293	$1,011

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs, equipment relocation, inventory write-downs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

[3] Recognized in Other income (expense).

For the nine months ended September 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

Restructuring costs of $649 million for the nine months ended September 30, 2017, were related to the closure of the facility in Gosselies, Belgium, within Construction Industries. The remaining restructuring costs for the first nine months of 2017 were primarily related to restructuring actions in Resource Industries.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 15 for more information.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	121
Reduction in liability (payments)	(233)
Liability balance at September 30, 2018	$137

Most of the liability balance at September 30, 2018 is expected to be paid in 2018 and 2019. About one-third of this balance is for employee separation payments related to closure of the Gosselies, Belgium, facility.
In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which led to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site were phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $675 million. In the first nine months of 2018, we incurred $11 million of restructuring costs, and we incurred $653 million in 2017 for a total of $664 million through September 30, 2018. We expect to recognize the remaining costs in 2018.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure as discussed above. In the first nine months of 2018, we incurred $109 million of restructuring costs related to the Plan, and we have incurred $1,776 million related to the Plan through September 30, 2018. We expect to recognize approximately $50 million of additional restructuring costs related to the Plan in 2018.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Third-quarter 2018 sales and revenues were $13.510 billion, an 18 percent increase from third-quarter 2017 sales and revenues of $11.413 billion. The increase was primarily due to higher sales volume driven by improved demand across the three primary segments. Profit per share for the third quarter of 2018 was $2.88, an increase of $1.11 from the third quarter of 2017. Profit was $1.727 billion in the third quarter of 2018, an increase of $668 million from the third quarter of 2017. Profit increased primarily due to higher sales volume and lower tax expense. Higher manufacturing costs and selling, general and administrative (SG&A) and research and development (R&D) expenses were partially offset by favorable price realization.
Sales and revenues for the nine months ended September 30, 2018, were $40.380 billion, up $7.814 billion, or 24 percent, from $32.566 billion for the nine months ended September 30, 2017. Profit per share for the nine months ended September 30, 2018, was $8.45, up significantly from profit per share of $3.44 for the same period last year. Profit was $5.099 billion for the nine months ended September 30, 2018, a substantial increase from $2.053 billion for the nine months ended September 30, 2017.
Highlights for the third quarter of 2018 include:

•
Third-quarter sales and revenues were $13.510 billion, compared with $11.413 billion in the third quarter of 2017. Sales increased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues increased slightly.

•
Operating profit as a percent of sales and revenues was 15.8 percent in the third quarter of 2018, compared with 13.2 percent in the third quarter of 2017. Adjusted operating profit margin was 16.6 percent in the third quarter of 2018, compared with 14.0 percent in the third quarter of 2017.

•
Profit per share was $2.88 in the third quarter of 2018, compared with $1.77 in the third quarter of 2017. Excluding restructuring costs of $0.14 per share and a net tax benefit to adjust deferred tax balances of $0.16 per share, third-quarter 2018 adjusted profit per share was $2.86. In comparison, adjusted profit per share for the third quarter of 2017, which excluded restructuring costs of $0.18 per share, was $1.95.

•
During the third quarter of 2018, Machinery, Energy & Transportation (ME&T) operating cash flow was $848 million. In the quarter, the company deployed significant capital, including a discretionary pension contribution of $1.0 billion, the repurchase of $750 million of Caterpillar common stock and a dividend payment of $511 million. The enterprise cash balance at the end of the third quarter of 2018 was $8.0 billion.

Highlights for the nine months ended September 30, 2018, include:

•
Sales and revenues for the nine months ended September 30, 2018, were $40.380 billion, compared with $32.566 billion for the nine months ended September 30, 2017. Sales increased in Construction Industries, Energy & Transportation and Resource Industries. Financial Products’ revenues increased slightly.

•
Operating profit as a percent of sales and revenues was 15.9 percent for the nine months ended September 30, 2018, compared with 9.4 percent for the nine months ended September 30, 2017. Adjusted operating profit margin was 16.6 percent for the nine months ended September 30, 2018, compared with 12.5 percent for the nine months ended September 30, 2017.

•
Profit per share was $8.45 for the nine months ended September 30, 2018, compared with $3.44 in the nine months ended September 30, 2017. Excluding restructuring costs of $0.37 per share and a net tax benefit to adjust deferred tax balances of $0.16 per share, adjusted profit per share was $8.66 for the nine months ended September 30, 2018. In comparison, adjusted profit per share for the nine months ended September 30, 2017, was $4.72, which excluded restructuring costs of $1.37 and a gain on the sale of an equity investment of $0.09 per share.

•	Machinery, Energy & Transportation (ME&T) operating cash flow was $3.9 billion for the nine months ended September 30, 2018, compared to $4.2 billion for the nine months ended September 30, 2017.
Restructuring Costs
In recent years, we have incurred substantial restructuring costs to achieve a flexible and competitive cost structure. We incurred $110 million of restructuring costs during the third quarter of 2018 and $293 million during the nine months ended September 30, 2018. We incurred $90 million of restructuring costs during the third quarter of 2017 and $1.011 billion during the nine months ended September 30, 2017. We expect restructuring actions to continue and anticipate costs of about $400 million for the full year of 2018.
Notes:

•	Glossary of terms is included on pages 80-82; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 87.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2017

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2017 (at left) and the third quarter of 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.
Total sales and revenues were $13.510 billion in the third quarter of 2018, an increase of $2.097 billion, or 18 percent, compared with $11.413 billion in the third quarter of 2017. The increase was due to higher sales volume driven by improved demand across the three primary segments, which included an increase in dealer inventories. Favorable price realization, primarily in Resource Industries, also contributed to the sales improvement. The increase was partially offset by unfavorable currency impacts, primarily due to a weaker Australian dollar and Brazilian real.
Sales increased in all regions. The largest sales increase was in North America, which improved 24 percent as strong economic conditions in key end markets drove higher demand, including favorable changes in dealer inventories. Dealer inventories increased in the third quarter of 2018 and were about flat in the third quarter of 2017.
Sales increased 11 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels, partially offset by a weaker Brazilian real.
EAME sales increased 7 percent primarily due to higher demand as economic conditions have improved in several countries in the region, however, this was partially offset by economic uncertainty in a few countries in the Middle East.
Asia/Pacific sales increased 28 percent mostly due to higher demand in several countries across the region, including favorable changes in dealer inventories. Dealer inventories increased more significantly in the third quarter of 2018 than during the third quarter of 2017. The increase in sales was partially offset by the unfavorable impact of a weaker Australian dollar.
Dealer machine and engine inventories increased about $800 million during the third quarter of 2018, compared to an increase of about $200 million during the third quarter of 2017. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2018
Construction Industries	$2,646	22%	$369	(5%)	$1,109	10%	$1,530	19%	$5,654		16%	$29	(9%)	$5,683	16%
Resource Industries	849	46%	427	30%	574	18%	688	46%	2,538		36%	100	16%	2,638	35%
Energy & Transportation	2,309	20%	330	10%	1,180	1%	758	34%	4,577		16%	978	12%	5,555	15%
All Other Segments	15	(50%)	—	(100%)	4	(69%)	18	50%	37		(34%)	76	(15%)	113	(22%)
Corporate Items and Eliminations	(40)		1		(5)		1		(43)			(1,183)		(1,226)
Machinery, Energy & Transportation Sales	5,779	24%	1,127	11%	2,862	7%	2,995	28%	12,763		19%	—	—	12,763	19%

Financial Products Segment	559	10%	68	6%	101	(8%)	117	30%	845	[1]	9%	—	—	845	9%
Corporate Items and Eliminations	(62)		(12)		(6)		(18)		(98)			—		(98)
Financial Products Revenues	497	8%	56	(5%)	95	(10%)	99	30%	747		7%	—	—	747	7%

Consolidated Sales and Revenues	$6,276	22%	$1,183	10%	$2,957	6%	$3,094	28%	$13,510		18%	$—	—	$13,510	18%

Third Quarter 2017
Construction Industries	$2,165		$390		$1,008		$1,291		$4,854			$32		$4,886
Resource Industries	581		329		488		472		1,870			86		1,956
Energy & Transportation	1,928		300		1,166		567		3,961			877		4,838
All Other Segments	30		1		13		12		56			89		145
Corporate Items and Eliminations	(25)		(1)		(2)		—		(28)			(1,084)		(1,112)
Machinery, Energy & Transportation Sales	4,679		1,019		2,673		2,342		10,713			—		10,713

Financial Products Segment	510		64		110		90		774	[1]		—		774
Corporate Items and Eliminations	(51)		(5)		(4)		(14)		(74)			—		(74)
Financial Products Revenues	459		59		106		76		700			—		700

Consolidated Sales and Revenues	$5,138		$1,078		$2,779		$2,418		$11,413			$—		$11,413

1 Includes revenues from Machinery, Energy & Transportation of $122 million and $93 million in the third quarter of 2018 and 2017, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2017	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2018	$ Change	% Change

Construction Industries	$4,886	$815	$20	$(35)	$(3)	$5,683	$797	16%
Resource Industries	1,956	579	112	(23)	14	2,638	682	35%
Energy & Transportation	4,838	628	25	(37)	101	5,555	717	15%
All Other Segments	145	(18)	(1)	—	(13)	113	(32)	(22%)
Corporate Items and Eliminations	(1,112)	(13)	(1)	(1)	(99)	(1,226)	(114)
Machinery, Energy & Transportation Sales	10,713	1,991	155	(96)	—	12,763	2,050	19%

Financial Products Segment	774	—	—	—	71	845	71	9%
Corporate Items and Eliminations	(74)	—	—	—	(24)	(98)	(24)
Financial Products Revenues	700	—	—	—	47	747	47	7%

Consolidated Sales and Revenues	$11,413	$1,991	$155	$(96)	$47	$13,510	$2,097	18%

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2017 (at left) and the third quarter of 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the third quarter of 2018 was $2.135 billion, compared to $1.509 billion in the third quarter of 2017. The increase of $626 million was mostly due to higher sales volume and favorable price realization.
Manufacturing costs were higher due to increased material and freight costs. Material costs were higher primarily due to increases in steel prices and tariffs. Freight costs increased primarily due to supply chain inefficiencies as the industry continues to respond to strong global demand. SG&A/R&D expenses increased primarily due to investments aligned with the company’s strategic growth initiatives.
Short-term incentive compensation expense was about $350 million in the third quarter of 2018, compared to about $400 million in the third quarter of 2017. For the full year, we expect short-term incentive compensation will be about $1.4 billion, nearly the same as 2017.
Other Profit/Loss Items

▪
Other income/expense in the third quarter of 2018 was income of $102 million, compared with income of $132 million in the third quarter of 2017. The unfavorable change was primarily a result of higher currency translation and hedging net losses.

▪
The provision for income taxes in the third quarter of 2018 reflected an estimated annual tax rate of 24 percent, compared to 32 percent in the third quarter of 2017, excluding the discrete items discussed in the following paragraph. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

The 2018 provision for income taxes in the third quarter of 2018 also included a $154 million reduction to the provisionally estimated charge of $2.371 billion recognized during the fourth quarter of 2017 due to enactment of U.S. tax reform legislation.  The $154 million benefit revises the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in the third quarter of 2018 which was treated as deductible on the 2017 U.S. tax return.  The provision for income taxes in the third quarter of 2018 also includes a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. This error had the effect of overstating profit by $17 million, $33 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Management has concluded that the error was not material to any period presented.  In addition, a discrete tax benefit of $3 million was recorded in the third quarter of 2018, compared to $18 million in the third quarter of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2018	Third Quarter 2017	$ Change	% Change
Construction Industries	$1,058	$884	$174	20%
Resource Industries	414	229	185	81%
Energy & Transportation	973	743	230	31%
All Other Segments	(10)	5	(15)	n/a
Corporate Items and Eliminations	(371)	(422)	51
Machinery, Energy & Transportation	2,064	1,439	625	43%

Financial Products Segment	201	185	16	9%
Corporate Items and Eliminations	(30)	(37)	7
Financial Products	171	148	23	16%
Consolidating Adjustments	(100)	(78)	(22)
Consolidated Operating Profit	$2,135	$1,509	$626	41%

Construction Industries
Construction Industries’ total sales were $5.683 billion in the third quarter of 2018, compared with $4.886 billion in the third quarter of 2017. The increase was mostly due to higher sales volume for construction equipment.
Sales increased in all regions except Latin America.

▪
In North America, the sales increase was mostly due to higher demand for new equipment, primarily to support oil and gas activities, including pipelines, and non-residential building construction activities.

▪	Sales in Latin America were about flat as economic conditions remained weak.

▪	Sales increased in EAME as infrastructure and building construction activities drove higher demand across several countries in the region.

▪
Sales in Asia/Pacific were higher across the region, with the most significant impact from improved demand in China, including an increase in dealer inventories from low levels, stemming from increased non-residential building construction and infrastructure activities.

Construction Industries’ profit was $1.058 billion in the third quarter of 2018, compared with $884 million in the third quarter of 2017. The increase in profit was a result of higher sales volume, partially offset by higher manufacturing costs. Manufacturing costs were higher primarily due to increased material and freight costs.
Construction Industries’ profit as a percent of total sales was 18.6 percent in the third quarter of 2018, compared with 18.1 percent in the third quarter of 2017.
Resource Industries
Resource Industries’ total sales were $2.638 billion in the third quarter of 2018, an increase of $682 million from the third quarter of 2017. The increase was primarily due to higher demand for both mining and heavy construction equipment. Commodity market fundamentals remained positive, contributing to higher mining equipment sales. In addition, increased sales to heavy construction and quarry and aggregate customers were driven by positive global economic growth. Resource Industries’ customers globally continue to focus on improving the productivity and efficiency of existing machine assets, thereby extending equipment life cycles and lowering operating costs. Rebuild, overhaul and maintenance activity remains strong, resulting in higher aftermarket parts sales. Favorable price realization also contributed to the sales improvement.
Resource Industries’ profit was $414 million in the third quarter of 2018, compared with $229 million in the third quarter of 2017. The improvement was mostly due to higher sales volume and favorable price realization. The increase was partially offset by higher manufacturing costs, including freight and material costs, and increased SG&A/R&D expenses primarily due to investments aligned with strategic growth initiatives.
Resource Industries’ profit as a percent of total sales was 15.7 percent in the third quarter of 2018, compared with 11.7 percent in the third quarter of 2017.

Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2018	Third Quarter 2017	$ Change	% Change
Oil and Gas	$1,362	$1,065	$297	28%
Power Generation	1,102	898	204	23%
Industrial	863	885	(22)	(2%)
Transportation	1,250	1,113	137	12%
External Sales	4,577	3,961	616	16%
Inter-Segment	978	877	101	12%
Total Sales	$5,555	$4,838	$717	15%

Energy & Transportation’s total sales were $5.555 billion in the third quarter of 2018, compared with $4.838 billion in the third quarter of 2017. The increase was primarily due to higher sales volume across all applications except Industrial.

▪
Oil and Gas - Sales increased due to higher demand in North America for well servicing and gas compression applications. Higher energy prices and growth in U.S. onshore oil and gas drove increased sales for reciprocating engines.

▪
Power Generation - Sales improved across all regions, with the largest increases in North America and Asia/Pacific primarily for reciprocating engine applications, including data centers and power plants, and for aftermarket parts.

▪	Industrial - Sales were lower in EAME primarily due to economic uncertainty in a few countries in the Middle East, partially offset by slightly higher sales in Asia/Pacific and North America.

▪	Transportation - Sales were higher primarily due to rail services, driven by acquisitions in Asia/Pacific and EAME, and increased rail traffic in North America.
Energy & Transportation’s profit was $973 million in the third quarter of 2018, compared with $743 million in the third quarter of 2017. The improvement was mostly due to higher sales volume. The increase was partially offset by higher manufacturing costs, including freight costs, and increased SG&A/R&D expenses primarily due to investments aligned with strategic growth initiatives.
Energy & Transportation’s profit as a percent of total sales was 17.5 percent in the third quarter of 2018, compared with 15.4 percent in the third quarter of 2017.
Financial Products Segment
Financial Products’ segment revenues were $845 million in the third quarter of 2018, an increase of $71 million, or 9 percent, from the third quarter of 2017. The increase was primarily due to higher average financing rates and higher average earning assets in North America and Asia/Pacific as well as a favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by lower intercompany lending activity in North America, lower average earning assets in Latin America and lower average financing rates in Europe.
Financial Products’ segment profit was $201 million in the third quarter of 2018, compared with $185 million in the third quarter of 2017. The increase was primarily due to a favorable impact from returned or repossessed equipment, higher average earning assets and an increase in net yield on average earning assets. This was partially offset by an unfavorable impact from available for sale securities in Insurance Services.
At the end of the third quarter of 2018, past dues at Cat Financial were 3.47 percent, compared with 2.73 percent at the end of the third quarter of 2017. The increase in past dues was primarily driven by the Cat Power Finance portfolio. Write-offs, net of recoveries, in the third quarter of 2018 were $40 million, compared with $47 million in the third quarter of 2017.
As of September 30, 2018, Cat Financial’s allowance for credit losses totaled $416 million, or 1.49 percent of finance receivables, compared with $416 million, or 1.48 percent of finance receivables at June 30, 2018. The allowance for credit losses at December 31, 2017, was $365 million, or 1.33 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $401 million in the third quarter of 2018, a decrease of $58 million from the third quarter of 2017, primarily due to methodology differences and lower corporate costs. Restructuring costs were $110 million in the third quarter of 2018, compared to $90 million in the third quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2017

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2017 (at left) and the nine months ended September 30, 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees.
Total sales and revenues were $40.380 billion in the nine months ended September 30, 2018, an increase of $7.814 billion, or 24 percent, compared with $32.566 billion in the nine months ended September 30, 2017. The increase was primarily due to higher sales volume driven by improved demand for equipment across the three primary segments. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan. Favorable price realization in Resource Industries and Energy & Transportation also contributed to the sales improvement. Financial Products’ revenues increased slightly.
Sales increased in all regions, with the largest sales increase in North America, which improved 27 percent as strong economic conditions in key end markets drove higher end-user demand. Also contributing to higher sales was an increase in dealer inventories in the nine months ended September 30, 2018, compared to a decrease in the nine months ended September 30, 2017.
Sales increased 14 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels.
EAME sales increased 16 percent primarily due to higher demand, including favorable changes in dealer inventories, as economic conditions have improved in several countries in the region. The impact of a stronger euro and favorable price realization also contributed to higher sales. The impact of changes in dealer inventories was favorable as dealer inventories increased more significantly in the nine months ended September 30, 2018, than during the nine months ended September 30, 2017.
Asia/Pacific sales increased 37 percent primarily due to higher demand in several countries across the region, including favorable changes in dealer inventories, the impact of a stronger Chinese yuan and favorable price realization. Dealer inventories increased in the nine months ended September 30, 2018, and were about flat in the nine months ended September 30, 2017.
The sharp increase in demand has led to supply chain challenges. Although the company is making efforts to improve material flows, constraints remain for some parts and components that are impacting lead times and availability.
During the first nine months of 2018, dealer machine and engine inventories increased about $2.1 billion, compared to an increase of about $100 million in the first nine months of 2017. The company believes the increase in dealer inventories during the first nine months of 2018 is reflective of current end-user demand. However, dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2018
Construction Industries	$8,005	25%	$1,105	10%	$3,347	20%	$4,993	35%	$17,450		26%	$82	17%	$17,532	26%
Resource Industries	2,451	37%	1,181	32%	1,663	28%	1,882	44%	7,177		35%	296	17%	7,473	35%
Energy & Transportation	7,116	26%	897	1%	3,425	9%	2,129	34%	13,567		21%	2,931	18%	16,498	20%
All Other Segments	47	(2%)	1	(50%)	12	(70%)	55	53%	115		(9%)	238	(18%)	353	(15%)
Corporate Items and Eliminations	(108)		(1)		(8)		—		(117)			(3,547)		(3,664)
Machinery, Energy & Transportation Sales	17,511	27%	3,183	14%	8,439	16%	9,059	37%	38,192		25%	—	—%	38,192	25%

Financial Products Segment	1,608	7%	213	(6%)	303	(3)%	343	26%	2,467	[1]	7%	—	—%	2,467	7%
Corporate Items and Eliminations	(168)		(36)		(18)		(57)		(279)			—		(279)
Financial Products Revenues	1,440	6%	177	(8%)	285	(4%)	286	23%	2,188		5%	—	—%	2,188	5%

Consolidated Sales and Revenues	$18,951	25%	$3,360	13%	$8,724	15%	$9,345	36%	$40,380		24%	$—	—%	$40,380	24%

Nine Months Ended September 30, 2017
Construction Industries	$6,396		$1,004		$2,784		$3,691		$13,875			$70		$13,945
Resource Industries	1,791		897		1,300		1,311		5,299			254		5,553
Energy & Transportation	5,632		887		3,145		1,594		11,258			2,484		13,742
All Other Segments	48		2		40		36		126			289		415
Corporate Items and Eliminations	(70)		(1)		(6)		1		(76)			(3,097)		(3,173)
Machinery, Energy & Transportation Sales	13,797		2,789		7,263		6,633		30,482			—		30,482

Financial Products Segment	1,501		226		311		272		2,310	[1]		—		2,310
Corporate Items and Eliminations	(140)		(34)		(13)		(39)		(226)			—		(226)
Financial Products Revenues	1,361		192		298		233		2,084			—		2,084

Consolidated Sales and Revenues	$15,158		$2,981		$7,561		$6,866		$32,566			$—		$32,566

1 Includes revenues from Machinery, Energy & Transportation of $345 million and $281 million in the nine months ended September 30, 2018 and 2017, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2017	Sales Volume	Price Realization	Currency	Other	Nine Months Ended September 30, 2018	$ Change	% Change

Construction Industries	$13,945	$3,281	$11	$283	$12	$17,532	$3,587	26%
Resource Industries	5,553	1,568	292	18	42	7,473	1,920	35%
Energy & Transportation	13,742	2,038	130	141	447	16,498	2,756	20%
All Other Segments	415	(13)	(1)	3	(51)	353	(62)	(15)%
Corporate Items and Eliminations	(3,173)	(40)	—	(1)	(450)	(3,664)	(491)
Machinery, Energy & Transportation Sales	30,482	6,834	432	444	—	38,192	7,710	25%

Financial Products Segment	2,310	—	—	—	157	2,467	157	7%
Corporate Items and Eliminations	(226)	—	—	—	(53)	(279)	(53)
Financial Products Revenues	2,084	—	—	—	104	2,188	104	5%

Consolidated Sales and Revenues	$32,566	$6,834	$432	$444	$104	$40,380	$7,814	24%

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2017 (at left) and the nine months ended September 30, 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the nine months ended September 30, 2018, was $6.410 billion, compared with $3.073 billion for the nine months ended September 30, 2017. The increase of $3.337 billion was primarily due to higher sales volume and lower restructuring costs. Higher manufacturing costs and increased SG&A/R&D were partially offset by favorable price realization. Financial Products operating profit declined. The company expects price realization in the fourth quarter of 2018 will be favorably impacted by previously announced mid-year price increases.
Manufacturing costs were higher due to increased freight and material costs, partially offset by lower warranty expense. Freight costs were unfavorable primarily due to supply chain inefficiencies as the industry responds to strong global demand. Material costs were higher primarily due to increases in steel prices. The impact of recently imposed tariffs was about $40 million during the nine months ended September 30, 2018. For the full year of 2018, we expect the impact of recently imposed tariffs will be at the low end of the previously provided range of $100 million to $200 million. In addition, the company expects supply chain challenges to continue to impact freight costs during the fourth quarter of 2018.
SG&A/R&D expenses increased primarily due to investments aligned with the company’s strategic growth initiatives.
Restructuring costs were $293 million for the nine months ended September 30, 2018. In the first nine months of 2017, restructuring costs impacting operating profit of $982 million were primarily related to the closure of the facility in Gosselies, Belgium, and restructuring actions in Resource Industries.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the nine months ended September 30, 2018, was about $1.070 billion compared to about $1.050 billion for the nine months ended September 30, 2017. For the full year, we expect short-term incentive compensation will be about $1.4 billion, nearly the same as 2017.
Other Profit/Loss Items

▪
Other income/expense for the nine months ended September 30, 2018, was income of $350 million, compared with income of $260 million for the nine months ended September 30, 2017. The favorable change was primarily a result of the impact from pension and other postemployment benefits (OPEB) plans and other miscellaneous items, partially offset by the absence of a pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet in the nine months ended September 30, 2017.

▪
The provision for income taxes for the first nine months of 2018 reflected an estimated annual tax rate of 24 percent, compared to 32 percent for the first nine months of 2017, excluding the discrete items discussed in the following paragraph. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

The 2018 provision for income taxes for the first nine months of 2018 also included a $154 million reduction to the provisionally estimated charge of $2.371 billion recognized during the fourth quarter of 2017 due to enactment of U.S. tax reform legislation. The $154 million benefit revises the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in the third quarter of 2018 which was treated as deductible on the 2017 U.S. tax return. The provision for income taxes for the first nine months of 2018 also includes a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. This error had the effect of overstating profit by $17 million, $33 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Management has concluded that the error was not material to any period presented.  In addition, a discrete tax benefit of $52 million was recorded in the first nine months of 2018, compared to $45 million in the first nine months of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first nine months of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary. The provision for income taxes for the first nine months of 2017 also included a $15 million increase to prior year taxes related to non-U.S. restructuring costs.
Our analysis of U.S. tax reform legislation, updated through September 30, 2018, resulted in no other changes to the 2017 year-end provisional charge. We will continue to update our calculations as additional required information is prepared and analyzed, interpretations and assumptions are refined, and additional guidance is issued. These updates could significantly impact the provision for income taxes, the amount of taxes payable and the deferred tax asset and liability balances. We account for the new U.S. tax on global intangible low-taxed income as a period cost.

Profit (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change	% Change
Construction Industries	$3,329	$2,418	$911	38%
Resource Industries	1,203	488	715	147%
Energy & Transportation	2,859	1,982	877	44%
All Other Segments	70	(28)	98	n/a
Corporate Items and Eliminations	(1,208)	(2,071)	863
Machinery, Energy & Transportation	6,253	2,789	3,464	124%

Financial Products Segment	476	559	(83)	(15)%
Corporate Items and Eliminations	(37)	(39)	2
Financial Products	439	520	(81)	(16)%
Consolidating Adjustments	(282)	(236)	(46)
Consolidated Operating Profit	$6,410	$3,073	$3,337	109%

Construction Industries
Construction Industries’ total sales were $17.532 billion in the nine months ended September 30, 2018, compared with $13.945 billion in the nine months ended September 30, 2017. The increase was mostly due to higher sales volume for construction equipment. Sales were also higher due to currency impacts, primarily from a stronger euro and Chinese yuan.

▪
Sales volume increased primarily due to higher demand for construction equipment and the impact of favorable changes in dealer inventories. Dealer inventories increased significantly more in the nine months ended September 30, 2018, than in the nine months ended September 30, 2017.

Sales increased in all regions.

•
In North America, the sales increase was primarily due to higher demand for construction equipment, primarily to support oil and gas activities, including pipelines, non-residential building construction and infrastructure activities. In addition, sales increased due to the favorable impact of dealer inventories, which increased in the nine months ended September 30, 2018, compared to a slight decrease in the nine months ended September 30, 2017.

•	Although construction activities remained weak in Latin America, sales were higher in the region.

•
Sales increased in EAME primarily due to higher demand, including favorable changes in dealer inventories, and the favorable impact of currency, mostly from a stronger euro. Higher demand was driven by increased construction activities across several countries in the region. Dealer inventories increased more in the nine months ended September 30, 2018, than during the nine months ended September 30, 2017. Favorable price realization also contributed to the sales increase.

•
Sales in Asia/Pacific were higher in several countries in the region, with most of the improved demand in China, including an increase in dealer inventories, stemming from increased building construction and infrastructure investment. The favorable impact of a stronger Chinese yuan also contributed to increased sales.

Construction Industries’ profit was $3.329 billion for the nine months ended September 30, 2018, compared with $2.418 billion for the nine months ended September 30, 2017. The increase in profit was a result of higher sales volume, partially offset by higher material and freight costs, and increased SG&A/R&D expenses, partially due to spending for strategic growth initiatives.
Construction Industries’ profit as a percent of total sales was 19.0 percent for the nine months ended September 30, 2018, compared with 17.3 percent for the nine months ended September 30, 2017.
Resource Industries
Resource Industries’ total sales were $7.473 billion in the nine months ended September 30, 2018, an increase of $1.920 billion from the nine months ended September 30, 2017. The increase was primarily due to higher demand for both mining and heavy construction equipment, including aftermarket parts. Commodity market fundamentals remained positive contributing to higher mining equipment sales. In addition, increased sales to heavy construction and quarry and aggregate customers were driven by positive global economic growth. Resource Industries’ customers globally continue to focus on improving productivity and efficiency of existing machine assets, thereby extending equipment life cycle and lowering operating costs. Rebuild, overhaul and maintenance activity remains strong, resulting in higher aftermarket parts sales. Favorable price realization also contributed to the sales improvement.
Resource Industries’ profit was $1.203 billion for the nine months ended September 30, 2018, compared with $488 million for the nine months ended September 30, 2017. The improvement was mostly due to higher sales volume and favorable price realization, partially offset by increased SG&A/R&D expenses, unfavorable currency impacts, and higher manufacturing costs. SG&A/R&D expenses increased primarily due to investments aligned with strategic growth initiatives. Manufacturing costs were unfavorable as lower warranty expense was more than offset by higher freight and material costs.
Resource Industries’ profit as a percent of total sales was 16.1 percent for the nine months ended September 30, 2018, compared with 8.8 percent for the nine months ended September 30, 2017.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ Change	% Change
Oil and Gas	$4,044	$2,927	$1,117	38%
Power Generation	3,063	2,491	572	23%
Industrial	2,738	2,546	192	8%
Transportation	3,722	3,294	428	13%
External Sales	13,567	11,258	2,309	21%
Inter-Segment	2,931	2,484	447	18%
Total Sales	$16,498	$13,742	$2,756	20%

Energy & Transportation’s total sales were $16.498 billion in the nine months ended September 30, 2018, compared with $13.742 billion in the nine months ended September 30, 2017. The increase was primarily due to higher sales volume across all applications. Favorable currency impacts, mostly from a stronger euro, and favorable price realization also contributed to the increase in sales.

•
Oil and Gas - Sales increased due to higher demand in North America for gas compression and well servicing applications. Higher energy prices and growth in U.S. onshore oil and gas drove increased sales for reciprocating engines and related aftermarket parts.

•
Power Generation - Sales improved across all regions, with the largest increases in EAME from turbines and turbine-related services, reciprocating engine projects and favorable currency. In addition, sales increased in North America and Asia/Pacific primarily for reciprocating engine applications, including data centers and power plants, and for aftermarket parts.

•
Industrial - Sales were higher in North America and Asia/Pacific, primarily due to improving economic conditions supporting higher engine sales into industrial applications. Sales in EAME were about flat as economic uncertainty in a few countries in the Middle East were mostly offset by favorable currency impacts.

•
Transportation - Sales were higher for rail services driven by acquisitions in Asia/Pacific and EAME and increased rail traffic in North America. Marine sales were higher in Asia/Pacific, led by increased activity in the ferry sector.

Energy & Transportation’s profit was $2.859 billion for the nine months ended September 30, 2018, compared with $1.982 billion for the nine months ended September 30, 2017. The improvement was due to higher sales volume and favorable price realization. This was partially offset due to increased spending for strategic growth initiatives and higher freight costs.
Energy & Transportation’s profit as a percent of total sales was 17.3 percent for the nine months ended September 30, 2018, compared with 14.4 percent for the nine months ended September 30, 2017.
Financial Products Segment
Financial Products’ segment revenues were $2.467 billion for the nine months ended September 30, 2018, an increase of $157 million, or 7 percent, from the nine months ended September 30, 2017. The increase was primarily due to higher average financing rates and higher average earning assets in North America and Asia/Pacific. These favorable impacts were partially offset by lower intercompany lending activity in North America, lower average earning assets in Latin America and lower average financing rates in Europe.
Financial Products’ segment profit was $476 million for the nine months ended September 30, 2018, compared with $559 million for the nine months ended September 30, 2017. The decrease was primarily due to an increase in the provision for credit losses at Cat Financial, lower intercompany lending activity and an unfavorable impact from available for sale securities in Insurance Services. These unfavorable impacts were partially offset by an increase in net yield on average earning assets, higher average earning assets and a favorable impact from returned or repossessed equipment.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.245 billion in the nine months ended September 30, 2018, a decrease of $865 million from the nine months ended September 30, 2017. The decrease in expense was mostly due to lower restructuring costs and methodology differences. Restructuring costs were $293 million for the nine months ended September 30, 2018. In the first nine months of 2017, restructuring costs impacting operating profit of $982 million were primarily related to the closure of the facility in Gosselies, Belgium.

RESTRUCTURING COSTS

Restructuring costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2018	2017
Employee separations [1]	$44	$8
Contract terminations [1]	—	6
Long-lived asset impairments [1]	18	31
Other [2]	48	45
Total restructuring costs	$110	$90

	Nine Months Ended September 30
	2018	2017
Employee separations [1]	$121	$514
Contract terminations [1]	—	32
Long-lived asset impairments [1]	49	306
Defined benefit plan curtailments and termination benefits [3]	—	29
Other [2]	123	130
Total restructuring costs	$293	$1,011

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs, equipment relocation, inventory write-downs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

[3] Recognized in Other income (expense).

For the nine months ended September 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

Restructuring costs of $649 million for the nine months ended September 30, 2017, were related to the closure of the facility in Gosselies, Belgium, within Construction Industries. The remaining costs for the first nine months of 2017 were primarily related to restructuring actions in Resource Industries.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	121
Reduction in liability (payments)	(233)
Liability balance at September 30, 2018	$137

Most of the liability balance at September 30, 2018 is expected to be paid in 2018 and 2019. About one-third of this balance is for employee separation payments related to closure of the Gosselies, Belgium, facility.

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which led to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site were phased out by the end of the second quarter of 2018. We estimate restructuring costs incurred under this program to be about $675 million. In the first nine months of 2018, we incurred $11 million of restructuring costs, and we incurred $653 million in 2017 for a total of $664 million through September 30, 2018. We expect to recognize the remaining costs in 2018.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures expected to occur through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure as discussed above. In the first nine months of 2018, we incurred $109 million of restructuring costs related to the Plan, and we have incurred $1,776 million related to the Plan through September 30, 2018. We expect to recognize approximately $50 million of additional restructuring costs related to the Plan in 2018.

We expect 2018 restructuring costs will be about $400 million, unchanged from the previous estimate. We expect that restructuring actions will result in a benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $180 million in 2018 compared with 2017. Although we expect restructuring activities to continue in 2019, restructuring costs should decline compared to 2018.

GLOSSARY OF TERMS

1.	Adjusted Operating Profit Margin - Operating profit excluding restructuring costs as a percent of sales and revenues.

2.
Adjusted Profit Per Share - Profit per share excluding restructuring costs for 2018 and 2017. For 2018, adjusted profit per share also excludes a net tax benefit to adjust deferred tax balances. For 2017, adjusted profit per share also excludes a gain on the sale of an equity investment in IronPlanet recognized in the second quarter.

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

6.
Corporate Items and Eliminations - Includes restructuring costs; corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; methodology differences between segment and consolidated external reporting; and inter-segment eliminations.

7.
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

8.	EAME - A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

9.	Earning Assets - Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

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

11.
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

12.	Latin America - A geographic region including Central and South American countries and Mexico.

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

19.
Restructuring Costs - Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first nine months of 2018, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first nine months of 2018 with $8.01 billion of cash, a decrease of $254 million from year-end 2017. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world with approximately $7.1 billion held by our non-U.S. subsidiaries. As a result of U.S. tax reform legislation enacted in December 2017, we expect to be able to use cash held by non-U.S. subsidiaries in the United States in the future with minimal U.S. tax consequences.
Consolidated operating cash flow for the first nine months of 2018 was $4.48 billion, down from $5.17 billion for the same period last year. The decrease was primarily due to higher working capital requirements to support increasing production volumes, higher short-term incentive compensation payments and a $1.0 billion discretionary pension contribution made to our U.S. pension plans in the third quarter of 2018, mostly offset by higher profit. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of September 30, 2018 was $35.77 billion, an increase of $895 million from year-end 2017. Debt related to Financial Products increased $771 million, reflecting increasing portfolio balances. Debt related to ME&T increased $124 million in the first nine months of 2018. In the first nine months of 2018, we repurchased $2.0 billion of Caterpillar common stock.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2018 was $2.75 billion. Information on our Credit Facility is as follows:

•	In September 2018, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2019.

•	In September 2018, we amended and extended the three-year facility. The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) now expires in September 2021.

•	In September 2018, we amended and extended the five-year facility. The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) now expires in September 2023.
At September 30, 2018, Caterpillar's consolidated net worth was $15.87 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2018, Cat Financial's covenant interest coverage ratio was 1.70 to 1. This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2018, Cat Financial's covenant leverage ratio was 7.56 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2018, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2018 were:

	September 30, 2018
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,523	59	4,464
Total credit lines available	15,023	2,809	12,214
Less: Commercial paper outstanding	(3,636)	—	(3,636)
Less: Utilized credit	(1,101)	(59)	(1,042)
Available credit	$10,286	$2,750	$7,536

The other external consolidated credit lines with banks as of September 30, 2018 totaled $4.52 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $3.88 billion in the first nine months of 2018, compared with $4.16 billion for the same period in 2017. The decrease was primarily due to higher working capital requirements to support increasing production volumes, higher short-term incentive compensation payments and a $1.0 billion discretionary pension contribution made to our U.S. pension plans in the third quarter of 2018, mostly offset by higher profit. Within working capital, changes to accounts payable, customer advances and inventories unfavorably impacted cash flow.
Net cash used for investing activities in the first nine months of 2018 was $836 million, compared with net cash used of $300 million in the first nine months of 2017. The change was primarily due to the acquisition of ECM S.p.A. and Downer Freight Rail in the first nine months of 2018, as well as increased cash used for capital expenditures.
Net cash used for financing activities during the first nine months of 2018 was $3.13 billion, compared with net cash used of $361 million in the same period of 2017. In the first nine months of 2018, we repurchased $2.0 billion of Caterpillar common stock. The first nine months of 2017 included $1.0 billion in borrowings from Financial Products, proceeds of $360 million related to a sale-leaseback transaction in Japan and a long-term debt maturity of $500 million.
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
Operational excellence and commitments – Capital expenditures were $845 million during the first nine months of 2018, compared to $574 million for the same period in 2017. We expect ME&T's capital expenditures in 2018 to be between $1.0 and $1.5 billion, up from $916 million in 2017. We made $1.29 billion of contributions to our pension and other postretirement benefit plans during the first nine months of 2018, including a $1.0 billion discretionary contribution made to our U.S. pension plans in September 2018. We currently anticipate full-year 2018 contributions of approximately $1.36 billion. We made $522 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2017.
Fund strategic growth initiatives and return capital to shareholders – We intend to fund initiatives that drive long-term profitable growth that will be focused in the areas of expanded offerings and services, including acquisitions. In the first nine months of 2018, we acquired ECM S.p.A. and Downer Freight Rail. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends totaled $1.44 billion in the first nine months of 2018, representing 78 cents per share paid in the first and second quarters, and 86 cents per share paid in the third quarter. In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which will expire on December 31, 2018. As of January 1, 2018, $5.47 billion remained available under the 2014 Authorization, and in the first nine months of 2018, we repurchased $2.0 billion of Caterpillar common stock, leaving $3.47 billion in the 2014 Authorization as of September 30, 2018. In July 2018, the Board of Directors approved a new share repurchase authorization of up to $10 billion of Caterpillar common stock effective January 1, 2019, with no expiration. We currently expect to repurchase more than $750 million of common stock during the fourth quarter, bringing total repurchases to more than $2.75 billion in 2018. Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis; however, we plan to consistently repurchase common stock with the intent to, at a minimum, offset the impact of dilution over time. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. Caterpillar's basic shares outstanding as of September 30, 2018 were approximately 590 million.

Financial Products
Financial Products operating cash flow was $1.08 billion in the first nine months of 2018, compared with $1.03 billion for the same period a year ago. Net cash used for investing activities was $2.00 billion for the first nine months of 2018, compared with $992 million for the same period in 2017. The change was primarily due to the impact of portfolio related activity, partially offset by the impact of lending with ME&T. Net cash provided by financing activities was $846 million for the first nine months of 2018, compared with cash used for financing activities of $1.12 billion for the same period in 2017. The change was primarily due to the impact of net borrowings.

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

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record a mark-to-market adjustment as of the measurement date, December 31, 2018. Based on market conditions as of September 30, 2018, we would recognize an increase to the funded status of our plans of approximately $500 million. This would result in a decrease in our Liability for postemployment benefits and the recognition of a net mark-to-market gain in earnings of approximately $500 million pre-tax, $375 million net of tax or $0.63 per share. The gain would be primarily due to higher discount rates at September 30, 2018 (approximately 4.2 percent for our U.S. pension plans) as compared to the discount rates used at December 31, 2017 (approximately 3.5 percent for our U.S. pension plans), partially offset by losses resulting from lower than expected returns on plan assets. It is difficult to predict the December 31, 2018 adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions.

Order Backlog

At the end of the third quarter of 2018, the dollar amount of backlog believed to be firm was approximately $17.3 billion, about $400 million lower than the second quarter of 2018, with decreases across the three primary segments. Compared with the third quarter of 2017, the order backlog increased about $1.9 billion, with increases across the three primary segments. Of the total backlog at September 30, 2018, approximately $3.4 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of several significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs, which are incurred in the current year to generate longer term benefits, (ii) a net tax benefit to adjust deferred tax balances and (iii) a gain on the sale of an equity investment. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results.

Reconciliations of adjusted operating profit margin to the most directly comparable GAAP measure, operating profit as a percent of sales and revenues are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Operating profit as a percent of total sales and revenues	15.8%	13.2%	15.9%	9.4%
Restructuring costs	0.8%	0.8%	0.7%	3.1%
Adjusted operating profit margin	16.6%	14.0%	16.6%	12.5%

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Profit per share - diluted	$2.88	$1.77	$8.45	$3.44
Per share restructuring costs [1]	0.14	0.18	0.37	1.37
Per share gain on sale of equity investment [2]	—	—	—	(0.09)
Per share deferred tax balance adjustment	$(0.16)	$—	$(0.16)	$—
Adjusted profit per share	$2.86	$1.95	$8.66	$4.72
1 At estimated annual tax rate based on full-year outlook for per share restructuring costs at statutory tax rates. Three and nine months ended September 30, 2018 at estimated annual rate of 24 percent. Three and nine months ended September 30, 2017 at estimated annual rate of 20 percent. Nine months ended September 30, 2017 also includes $15 million increase to prior year taxes related to non-U.S. restructuring costs recognized in the first quarter of 2017. Third-quarter 2017 includes an unfavorable interim adjustment of $0.06 per share and nine months ended September 30, 2017 includes a favorable interim adjustment of $0.01 per share resulting from the difference in the estimated annual tax rate for consolidated reporting of 32 percent and the estimated annual tax rate for profit per share excluding restructuring costs, gain on sale of equity investment and discrete items of 29 percent.
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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,763	$12,763	$—	$—
Revenues of Financial Products	747	—	867	(120)	[2]
Total sales and revenues	13,510	12,763	867	(120)

Operating costs:
Cost of goods sold	9,022	9,022	—	—
Selling, general and administrative expenses	1,299	1,135	169	(5)	[3]
Research and development expenses	479	479	—	—
Interest expense of Financial Products	185	—	194	(9)	[4]
Other operating (income) expenses	390	63	333	(6)	[3]
Total operating costs	11,375	10,699	696	(20)

Operating profit	2,135	2,064	171	(100)

Interest expense excluding Financial Products	102	114	—	(12)	[4]
Other income (expense)	102	(5)	19	88	[5]

Consolidated profit before taxes	2,135	1,945	190	—

Provision (benefit) for income taxes	415	376	39	—
Profit of consolidated companies	1,720	1,569	151	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—
Equity in profit of Financial Products’ subsidiaries	—	145	—	(145)	[6]

Profit of consolidated and affiliated companies	1,727	1,721	151	(145)

Less: Profit (loss) attributable to noncontrolling interests	—	(6)	6	—

Profit [7]	$1,727	$1,727	$145	$(145)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,192	$38,192	$—	$—
Revenues of Financial Products	2,188	—	2,527	(339)	[2]
Total sales and revenues	40,380	38,192	2,527	(339)

Operating costs:
Cost of goods sold	27,010	27,010	—	—
Selling, general and administrative expenses	4,015	3,445	581	(11)	[3]
Research and development expenses	1,384	1,384	—	—
Interest expense of Financial Products	533	—	558	(25)	[4]
Other operating (income) expenses	1,028	100	949	(21)	[3]
Total operating costs	33,970	31,939	2,088	(57)

Operating profit	6,410	6,253	439	(282)

Interest expense excluding Financial Products	305	337	—	(32)	[4]
Other income (expense)	350	76	24	250	[5]

Consolidated profit before taxes	6,455	5,992	463	—

Provision (benefit) for income taxes	1,377	1,274	103	—
Profit of consolidated companies	5,078	4,718	360	—

Equity in profit (loss) of unconsolidated affiliated companies	21	21	—	—
Equity in profit of Financial Products’ subsidiaries	—	345	—	(345)	[6]

Profit of consolidated and affiliated companies	5,099	5,084	360	(345)

Less: Profit (loss) attributable to noncontrolling interests	—	(15)	15	—

Profit [7]	$5,099	$5,099	$345	$(345)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$10,713	$10,713	$—	$—
Revenues of Financial Products	700	—	793	(93)	[2]
Total sales and revenues	11,413	10,713	793	(93)

Operating costs:
Cost of goods sold	7,678	7,678	—	—
Selling, general and administrative expenses	1,254	1,084	173	(3)	[3]
Research and development expenses	461	461	—	—
Interest expense of Financial Products	163	—	169	(6)	[4]
Other operating (income) expenses	348	51	303	(6)	[3]
Total operating costs	9,904	9,274	645	(15)

Operating profit	1,509	1,439	148	(78)

Interest expense excluding Financial Products	118	143	—	(25)	[4]
Other income (expense)	132	46	33	53	[5]

Consolidated profit before taxes	1,523	1,342	181	—

Provision (benefit) for income taxes	470	413	57	—
Profit of consolidated companies	1,053	929	124	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—
Equity in profit of Financial Products’ subsidiaries	—	122	—	(122)	[6]

Profit of consolidated and affiliated companies	1,061	1,059	124	(122)

Less: Profit (loss) attributable to noncontrolling interests	2	—	2	—

Profit [7]	$1,059	$1,059	$122	$(122)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$30,482	$30,482	$—	$—
Revenues of Financial Products	2,084	—	2,363	(279)	[2]
Total sales and revenues	32,566	30,482	2,363	(279)

Operating costs:
Cost of goods sold	22,295	22,295	—	—
Selling, general and administrative expenses	3,619	3,193	438	(12)	[3]
Research and development expenses	1,344	1,344	—	—
Interest expense of Financial Products	484	—	499	(15)	[4]
Other operating (income) expenses	1,751	861	906	(16)	[3]
Total operating costs	29,493	27,693	1,843	(43)

Operating profit	3,073	2,789	520	(236)

Interest expense excluding Financial Products	362	433	—	(71)	[4]
Other income (expense)	260	62	33	165	[5]

Consolidated profit before taxes	2,971	2,418	553	—

Provision (benefit) for income taxes	921	750	171	—
Profit of consolidated companies	2,050	1,668	382	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—
Equity in profit of Financial Products’ subsidiaries	—	377	—	(377)	[6]

Profit of consolidated and affiliated companies	2,058	2,053	382	(377)

Less: Profit (loss) attributable to noncontrolling interests	5	—	5	—

Profit [7]	$2,053	$2,053	$377	$(377)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$8,007	$7,189	$818	$—
Receivables – trade and other	7,974	4,342	475	3,157	[2,3]
Receivables – finance	8,824	—	13,630	(4,806)	[3]
Prepaid expenses and other current assets	1,835	1,245	602	(12)	[4]
Inventories	11,814	11,814	—	—
Total current assets	38,454	24,590	15,525	(1,661)

Property, plant and equipment – net	13,607	9,106	4,501	—
Long-term receivables – trade and other	1,129	269	243	617	[2,3]
Long-term receivables – finance	13,244	—	13,900	(656)	[3]
Investments in Financial Products subsidiaries	—	4,165	—	(4,165)	[5]
Noncurrent deferred and refundable income taxes	1,288	1,818	98	(628)	[6]
Intangible assets	1,976	1,976	—	—
Goodwill	6,233	6,233	—	—
Other assets	2,278	829	1,449	—
Total assets	$78,209	$48,986	$35,716	$(6,493)

Liabilities
Current liabilities:
Short-term borrowings	$4,521	$59	$4,462	$—
Short-term borrowings with consolidated companies	—	—	1,548	(1,548)	[7]
Accounts payable	6,788	6,693	196	(101)	[8]
Accrued expenses	3,423	3,084	339	—
Accrued wages, salaries and employee benefits	2,132	2,092	40	—
Customer advances	1,491	1,491	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,867	1,450	429	(12)	[6,9]
Long-term debt due within one year	5,811	10	5,801	—
Total current liabilities	26,033	14,879	12,815	(1,661)

Long-term debt due after one year	25,441	8,030	17,450	(39)	[7]
Liability for postemployment benefits	7,046	7,046	—	—
Other liabilities	3,799	3,141	1,286	(628)	[6]
Total liabilities	62,319	33,096	31,551	(2,328)
Commitments and contingencies
Shareholders’ equity
Common stock	5,715	5,715	919	(919)	[5]
Treasury stock	(18,681)	(18,681)	—	—
Profit employed in the business	30,384	30,384	3,945	(3,945)	[5]
Accumulated other comprehensive income (loss)	(1,568)	(1,568)	(846)	846	[5]
Noncontrolling interests	40	40	147	(147)	[5]
Total shareholders’ equity	15,890	15,890	4,165	(4,165)
Total liabilities and shareholders’ equity	$78,209	$48,986	$35,716	$(6,493)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,099	$5,084	$360	$(345)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,065	1,410	655	—
Undistributed profit of Financial Products	—	(345)	—	345	[3]
Other	630	327	36	267	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(725)	19	(33)	(711)	[4,5]
Inventories	(1,822)	(1,774)	—	(48)	[4]
Accounts payable	496	544	(55)	7	[4]
Accrued expenses	(32)	(63)	31	—
Accrued wages, salaries and employee benefits	(418)	(403)	(15)	—
Customer advances	59	59	—	—
Other assets – net	394	343	(9)	60	[4]
Other liabilities – net	(1,271)	(1,321)	110	(60)	[4]
Net cash provided by (used for) operating activities	4,475	3,880	1,080	(485)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(921)	(822)	(99)	—
Expenditures for equipment leased to others	(1,208)	(23)	(1,258)	73	[4]
Proceeds from disposals of leased assets and property, plant and equipment	732	122	632	(22)	[4]
Additions to finance receivables	(9,092)	—	(10,151)	1,059	[5,7]
Collections of finance receivables	8,032	—	9,135	(1,103)	[5]
Net intercompany purchased receivables	—	—	(484)	484	[5]
Proceeds from sale of finance receivables	416	—	416	—
Net intercompany borrowings	—	66	—	(66)	[6]
Investments and acquisitions (net of cash acquired)	(357)	(357)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	14	20	—	(6)	[7]
Proceeds from sale of securities	363	154	209	—
Investments in securities	(417)	(21)	(396)	—
Other – net	24	25	(2)	1	[8]
Net cash provided by (used for) investing activities	(2,414)	(836)	(1,998)	420

Cash flow from financing activities:
Dividends paid	(1,444)	(1,444)	—	—
Common stock issued, including treasury shares reissued	292	292	1	(1)	[8]
Common shares repurchased	(2,000)	(2,000)	—	—
Net intercompany borrowings	—	—	(66)	66	[6]
Proceeds from debt issued (original maturities greater than three months)	7,073	47	7,026	—
Payments on debt (original maturities greater than three months)	(5,642)	(6)	(5,636)	—
Short-term borrowings – net (original maturities three months or less)	(465)	14	(479)	—
Other – net	(32)	(32)	—	—
Net cash provided by (used for) financing activities	(2,218)	(3,129)	846	65
Effect of exchange rate changes on cash	(117)	(106)	(11)	—
Increase (decrease) in cash and short-term investments and restricted cash	(274)	(191)	(83)	—
Cash and short-term investments and restricted cash at beginning of period	8,320	7,416	904	—
Cash and short-term investments and restricted cash at end of period	$8,046	$7,225	$821	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

[8]	Elimination of change in investment and common stock related to Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2017
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,058	$2,053	$382	$(377)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,153	1,507	646	—
Undistributed profit of Financial Products	—	(377)	—	377	[3]
Other	596	524	(107)	179	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(455)	(324)	62	(193)	[4,5]
Inventories	(1,489)	(1,487)	—	(2)	[4]
Accounts payable	1,371	1,412	(33)	(8)	[4]
Accrued expenses	121	118	3	—
Accrued wages, salaries and employee benefits	962	943	19	—
Customer advances	358	358	—	—
Other assets – net	(137)	18	(54)	(101)	[4]
Other liabilities – net	(373)	(581)	107	101	[4]
Net cash provided by (used for) operating activities	5,165	4,164	1,025	(24)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(566)	(561)	(6)	1	[4]
Expenditures for equipment leased to others	(1,071)	(13)	(1,074)	16	[4]
Proceeds from disposals of leased assets and property, plant and equipment	864	142	733	(11)	[4]
Additions to finance receivables	(8,246)	—	(9,765)	1,519	[5]
Collections of finance receivables	8,532	—	10,194	(1,662)	[5]
Net intercompany purchased receivables	—	—	(161)	161	[5]
Proceeds from sale of finance receivables	98	—	98	—
Net intercompany borrowings	—	165	(1,000)	835	[6]
Investments and acquisitions (net of cash acquired)	(47)	(47)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	93	93	—	—
Proceeds from sale of securities	431	36	395	—
Investments in securities	(594)	(165)	(429)	—
Other – net	73	50	23	—
Net cash provided by (used for) investing activities	(433)	(300)	(992)	859

Cash flow from financing activities:
Dividends paid	(1,367)	(1,367)	—	—
Common stock issued, including treasury shares reissued	353	353	—	—
Net intercompany borrowings	—	1,000	(165)	(835)	[6]
Proceeds from debt issued (original maturities greater than three months)	7,334	362	6,972	—
Payments on debt (original maturities greater than three months)	(6,224)	(506)	(5,718)	—
Short-term borrowings – net (original maturities three months or less)	(2,403)	(196)	(2,207)	—
Other – net	(7)	(7)	—	—
Net cash provided by (used for) financing activities	(2,314)	(361)	(1,118)	(835)
Effect of exchange rate changes on cash	40	9	31	—
Increase (decrease) in cash and short-term investments and restricted cash	2,458	3,512	(1,054)	—
Cash and short-term investments and restricted cash at beginning of period	7,199	5,259	1,940	—
Cash and short-term investments and restricted cash at end of period	$9,657	$8,771	$886	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based on that evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

During the third quarter of 2018, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
July 1-31, 2018	—	$—	—	$4.225
August 1-31, 2018	4,774,613	$143.31	4,774,613	$3.543
September 1-30, 2018	—	$—	—	$3.543
Total	4,774,613	$143.31	4,774,613

1 In January 2014, the Board of Directors authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which will expire on December 31, 2018 (the 2014 Authorization). As of September 30, 2018, approximately $3.5 billion remained available under the 2014 Authorization.

[2] During the third quarter of 2018, we entered into an Accelerated Stock Repurchase Agreement (ASR) with a third-party financial institution to purchase $750 million of our common stock. In August 2018, upon payment of $750 million to the financial institution, we received 4.8 million shares. In October 2018, upon final settlement of the ASR, we received an additional 0.4 million shares. In total, we repurchased 5.2 million shares under this ASR at an average price per share of $143.31.

Share repurchases in the table above are reported based on the trade dates.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2018, we had 23 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the third quarter of 2018, approximately 91,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1
Credit Agreement (2018 364-Day Facility) dated September 6, 2018 among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 12, 2018).

10.2
Local Currency Addendum to the 2018 364-Day Facility dated September 6, 2018, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 12, 2018).

10.3
Japan Local Currency Addendum to the 2018 364-Day Facility dated September 6, 2018, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 12, 2018).

10.4
Omnibus Amendment No. 3 to the Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 2 to the Local Currency Addendum and Amendment No. 3 to the Japan Local Currency Addendum, dated September 10, 2018, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 12, 2018).

10.5
Omnibus Amendment No. 3 to the Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 2 to the Local Currency Addendum and Amendment No. 3 to the Japan Local Currency Addendum, dated September 10, 2018, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 12, 2018).

10.6	Revised Letter Agreement dated August 28, 2018 between Caterpillar Inc. and Andrew R.J. Bonfield.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2018).

31.1	Certification of D. James Umpleby, III, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew R.J. Bonfield, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of D. James Umpleby, III, Chief Executive Officer of Caterpillar Inc. and Andrew R.J. Bonfield, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

October 31, 2018	/s/ D. James Umpleby, III	Chief Executive Officer
D. James Umpleby, III

October 31, 2018	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

October 31, 2018	/s/ Suzette M. Long	General Counsel & Corporate Secretary
Suzette M. Long

October 31, 2018	/s/ Jananne A. Copeland	Chief Accounting Officer
Jananne A. Copeland