Form 10-K
period 2018-12-31
CATERPILLAR INC
filed 2019-02-14
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, there were 594,325,388 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $81.2 billion.

As of December 31, 2018, there were 575,542,738 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2019 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.

i

PART I

Item 1.	Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2018 sales and revenues of $54.722 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three primary segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

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

Other information about our operations in 2018, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction.  The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates markets and mining.

The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2018 focused on the next generation of construction machines.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors.  Examples of global competitors include CASE (part of CNH Industrial N.V.), Deere Construction & Forestry (part of Deere & Company), Doosan Infracore Co., Ltd., Hitachi Construction Machinery Co., Ltd., Hyundai Construction Equipment Co., Ltd., J.C. Bamford Excavators Ltd., Kobelco Construction Machinery (part of Kobe Steel, Ltd), Komatsu Ltd., Kubota Farm & Industrial Machinery (part of Kubota Corporation), and Volvo Construction Equipment (part of the Volvo Group).  As an example of regional and local competitors, our competitors in China also include Guangxi LiuGong Machinery Co., Ltd., Longking Holdings Ltd., Sany Heavy Industry Co., Ltd., XCMG Group, Shandong Lingong Construction Machinery Co., Ltd. (SDLG, part of the Volvo Group) and Shantui Construction Machinery Co., Ltd., (part of Shandong Heavy Industry Group Co.).  Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts and work tools:

· asphalt pavers	· feller bunchers	· telehandlers
· backhoe loaders	· harvesters	· small and medium
· compactors	· knuckleboom loaders	track-type tractors
· cold planers	· motorgraders	· track-type loaders
· compact track and	· pipelayers	· wheel excavators
multi-terrain loaders	· road reclaimers	· compact, small and
· mini, small, medium	· site prep tractors	medium wheel loaders
and large excavators	· skidders	· utility vehicles
·· forestry excavators	· skid steer loaders

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining, quarry and aggregates, heavy construction, waste and material handling applications.  Caterpillar offers a broad product range and services to deliver comprehensive solutions for our mining customers. We manufacture high productivity equipment for both surface and underground mining operations around the world. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management systems, equipment management analytics and autonomous machine capabilities.

Customers in most markets place an emphasis on equipment that is highly productive, reliable and provides the lowest total cost of ownership over the life of the equipment. In some developing markets, customers often prioritize purchase price in making their investment decisions.  We believe our ability to control the integration and design of key machine components represents a competitive advantage. Our research and development efforts remain focused on providing customers the lowest total cost of ownership enabled through the highest quality, most productive products and services in the industry.
The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products, applications, and regional markets.  Our global surface competitors include Deere Construction & Forestry (part of Deere & Company), Epiroc AB, Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Liebherr-International AG, Sandvik AB, and Volvo Construction Equipment.  Our global underground competitors include Epiroc AB, Komatsu Ltd., Sandvik AB and Zhengzhou Coal Mining Machinery Group Co., Ltd.

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
· large mining trucks

Energy & Transportation

Our Energy & Transportation segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Cat® machines. The product and services portfolio includes reciprocating engines, generator sets, marine propulsion systems, gas turbines and turbine-related services, the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services and product support of on-highway vocational trucks for North America.

Regulatory emissions standards require us to continue to make investments as new products and new regulations are introduced.  On-going compliance with these regulations remains a focus.  Emissions compliance in developing markets is complex due to rapidly evolving and unique requirements where enforcement processes can often vary.  We employ robust product development and manufacturing processes to help us comply with these regulations.

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.  Principal global competitors include Cummins Inc., Deutz AG, GE Power, Rolls-Royce Power Systems, Siemens Power and Gas, and Wärtsilä Corp.  Other competitors, such as Baker Hughes, a GE company, CNH Industrial Powertrain, INNIO, MAN Energy Solutions, Mitsubishi Heavy Industries Ltd., Volvo Penta, Weichai Power Co., Ltd.,and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Aggreko plc, Generac Power Systems, Inc., Kohler Co., Inc., and others, are primarily packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include Alstom Transport SA, Bombardier Transportation, GE Transportation, Greenbrier, Siemens AG, Voestalpine AG, Vossloh, and Wabtec Freight.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

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

Cat Financial’s retail loans (totaling 49 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing (26 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (23 percent*).

Cat Financial's retail leases (totaling 34 percent*) include:

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

Cat Financial’s wholesale loans and leases (2 percent*) include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

Cat Financial also purchases short-term receivables from Caterpillar at a discount (15 percent*).

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2018.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 7 — “Cat Financial Financing Activities” of Part II, Item 8 "Financial Statements and Supplementary Data."
_____________________________

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc. and various other banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P. and Volvo Financial Services, which utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

Cat Financial has a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial uses interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. For more information regarding match funding, please see Note 4 — “Derivative financial instruments and risk management” of Part II, Item 8 "Financial Statements and Supplementary Data."  See also the risk factors associated with our financial products business included in Item 1 A. of this Form 10-K.

In managing foreign currency risk for Cat Financial’s operations, the objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions, and future transactions denominated in foreign currencies.  This policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between the assets and liabilities, and exchange rate risk associated with future transactions denominated in foreign currencies.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $16.5 billion at December 31, 2018 and $15.8 billion at December 31, 2017. Compared with year-end 2017, the order backlog increased about $0.7 billion. The increase was in Energy & Transportation and Construction Industries, partially offset by a decrease in Resource Industries. Of the total backlog at December 31, 2018, approximately $3.3 billion was not expected to be filled in 2019.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 47 located in the United States and 121 located outside the United States, serving 193 countries.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited are also sold through its worldwide network of 90 distributors covering 177 countries. The FG Wilson branded electric power generation systems primarily manufactured by our subsidiary Caterpillar Northern Ireland Limited are sold through its worldwide network of 150 distributors covering 109 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 20 distributors covering 130 countries.

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

For Caterpillar branded products, the company’s relationship with each of its independent dealers is memorialized in standard sales and service agreements.  Pursuant to these agreements, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic service territory.  Prices to dealers are established by the company after receiving input from dealers on transactional pricing in the marketplace.  The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer.  The agreement further grants the dealer a non-exclusive license to use the company’s trademarks, service marks and brand names.  In some instances, a separate trademark agreement exists between the company and a dealer.

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

Employment

As of December 31, 2018, we employed about 104,000 full-time persons of whom approximately 59,400 were located outside the United States. In the United States, we employed approximately 44,600 employees, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2018	2017
Inside U.S.	44,600	42,200
Outside U.S.	59,400	56,200
Total	104,000	98,400

By Region:
North America	44,900	42,400
EAME	18,000	18,100
Latin America	17,300	15,000
Asia/Pacific	23,800	22,900
Total	104,000	98,400

As of December 31, 2018, there were approximately 9,560 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Approximately 7,980 of such employees are covered by collective bargaining agreements with the UAW that expire on December 17, 2020 and March 1, 2023. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

Additional company information may be obtained as follows:

Current information -

•	view additional financial information on-line at www.caterpillar.com/en/investors/financial-information.html

•	request, view or download materials on-line or register for email alerts at www.Caterpillar.com/materialsrequest

Historical information -

•	view/download on-line at www.Caterpillar.com/historical

Item 1A.	Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Part II, Item 8 "Financial Statements and Supplementary Data" to this Form 10-K.  In addition, the statements in this section and other sections of this Form 10-K, including in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results.  Forward-looking statements give current expectations or forecasts of future events about the company or our outlook.  You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could” and similar words or expressions.

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

The energy, transportation and mining industries are major users of our products, including the coal, iron ore, gold, copper, oil and natural gas industries.  Customers in these industries frequently base their decisions to purchase our products and services on the expected future performance of these industries, which in turn are dependent in part on commodity prices. Prices of commodities in these industries are frequently volatile and can change abruptly and unpredictably in response to general economic conditions and trends, government actions, regulatory actions, commodity inventories, production and consumption levels, technological innovations, commodity substitutions, market expectations and any disruptions in production or distribution or changes in consumption.  Economic conditions affecting the industries we serve may in the future also lead to reduced capital expenditures by our customers. Reduced capital expenditures by our customers are likely to lead to a decrease in the demand for our products and services and may also result in a decrease in demand for aftermarket parts as customers are likely to extend preventative maintenance schedules and delay major overhauls when possible.

The rates of infrastructure spending, commercial construction and housing starts also play a significant role in our results.  Our products are an integral component of these activities, and as these activities decrease, demand for our products may be significantly impacted, which could negatively impact our results.

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

We rely on suppliers to produce or secure material required for the manufacture of our products. Production challenges at suppliers, a disruption in deliveries to or from suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  The increase in demand in

2018 has led to challenges for certain products due to supplier constraints. Despite improvements in material flows, parts and components constraints remain across some products, which could impact our sales in 2019 as global suppliers continue to increase production to meet demand. On the other hand, in circumstances where demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional costs and our profitability may suffer. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations, if we experience excess inventories or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

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

Government policies on taxes and spending also affect our business.  Throughout the world, government spending finances a significant portion of infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine asset depreciation lives and impact the after-tax returns on business activity and investment, both of which influence investment decisions.  Unfavorable developments, such as decisions to reduce public spending or increase taxes, could negatively impact our results.

Our global operations are exposed to political and economic risks, commercial instability and global events beyond our control in the countries in which we operate.

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty.  This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”). Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	imposition of new or additional tariffs or quotas;

•	withdrawal from or modification of trade agreements or the negotiation of new trade agreements;

•	imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	war or terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.

 OPERATIONAL RISKS

The success of our business depends on our ability to develop, produce and market quality products that meet our customers’ needs.

Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and end-user customers.  This is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovations.  Failure to continue to deliver high quality, innovative, competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements, including engine exhaust emission requirements, or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment.  We compete on the basis of a variety of factors, including product performance, customer service, quality and price.  There can be no assurance that our products will be able to compete successfully with other companies’ products.  Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, which could lead to downward pressure on machine rental rates and/or used equipment prices.

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

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store data that is sensitive to Caterpillar. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation that became effective in May 2018, which carry, in many cases, significant potential penalties for noncompliance. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. While, to date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity, we have experienced cybersecurity attacks that have resulted in unauthorized parties gaining access to our information technology systems and networks, and we could in the future experience similar or more serious attacks.  While we actively manage information technology security risks within our control, such actions may not be sufficient to mitigate all potential risks to our systems, networks and data. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.  The potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition.

Our business is subject to the inventory management decisions and sourcing practices of our dealers and our OEM customers.

We sell finished products primarily through an independent dealer network and directly to OEMs and are subject to risks relating to their inventory management decisions and operational and sourcing practices.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs and market conditions, including levels of used equipment inventory and machine rental usage rates.  Such adjustments may impact our results positively or negatively.  If the inventory levels of our dealers and OEM customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers and OEM customers do not maintain inventory levels sufficient to meet customer demand.

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

The occurrence of one or more unexpected events, including war, terrorist acts or violence, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to dealers and end-users and delay in the delivery of our products to our distribution centers.  Existing insurance coverage may not provide protection for all of the costs that may arise from such events.

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

Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to their respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  There can be no assurance that Caterpillar or Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies.  Moody’s long- and short-term ratings of Caterpillar and Cat Financial are A3 and Prime-2 (“low-A”), while other major credit rating agencies maintain a “mid-A” debt rating. A downgrade of our credit rating by any of the major credit rating agencies would result in increased borrowing costs and could adversely affect Caterpillar’s and Cat Financial’s liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

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
Changes in interest rates and market liquidity conditions could have an adverse impact on Cat Financial's and our earnings and cash flows. Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business results are subject to fluctuations in interest rates. Certain loans made by Cat Financial and financing extended to Cat Financial are made at variable rates that use LIBOR as a benchmark for establishing the interest rate.  LIBOR is the subject of recent proposals for reform.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s).  These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to Cat Financial.  Changes in market interest rates may influence Cat Financial’s financing costs, returns on financial investments and the valuation of derivative contracts and could reduce its and our earnings and cash flows. Cat Financial manages interest rate and market liquidity risks through a variety of techniques that include a match funding program, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, we may have an adverse impact on our earnings and cash flows.  With respect to Insurance Services' investment activities, changes in the equity and bond markets could result in a decline in value of its investment portfolio, resulting in an unfavorable impact to earnings.

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

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and a certain level of future benefit payments. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected and result in increased contribution requirements.  Our assumptions for future benefit payments may also change over time and could be materially higher than originally projected. We are expecting to make contributions to our pension plans in the future, and may be required to make contributions that could be material.  We may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock or a combination of the foregoing, as permitted by applicable law. Our assumptions for future benefit payments may also be materially higher than projected.  These factors could significantly increase our payment obligations under the plans, and as a result, adversely affect our business and overall financial condition.

LEGAL & REGULATORY RISKS

Our global operations are subject to extensive trade and anti-corruption laws and regulations.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.

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

We are subject to income taxes in the United States and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected. For information regarding additional legal matters related to our taxes, please see Note 6 — "Income taxes" and Note 22 —

"Environmental and legal matters" of Part II, Item 8 "Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

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

Cat Financial’s operations are highly regulated by governmental authorities in the locations where it operates, which can impose significant additional costs and/or restrictions on its business. In the U.S., for example, certain Cat Financial activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which includes extensive provisions regulating the financial services industry. Certain aspects of Dodd-Frank remain to be implemented under the rulemaking and regulatory authority of the SEC, the CFTC and federal banking regulators. As such, Cat Financial has become and could continue to become subject to additional regulatory costs that could be significant and have an adverse effect on Cat Financial's and our results of operations and financial condition. Changes in regulations or additional regulations in the U.S. or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on Cat Financial's and our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Executive Officers of the Registrant.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
D. James Umpleby, III (60)	Chairman of the Board (2018) and Chief Executive Officer (2017)	Group President (2013-2016)
Andrew R.J. Bonfield (56)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (49)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (52)	Group President (2016)	Vice President (2012-2016)
Thomas A. Pellette (56)	Group President (2015)	Vice President (2013-2015)
Ramin Younessi (54)	Group President (2018)	Vice President (2013-2018)
Suzette M. Long (53)	General Counsel and Corporate Secretary (2017)	Interim Executive Vice President, Law and Public Policy (2017), Deputy General Counsel (2013-2017)
Cheryl C. Johnson (58)	Chief Human Resources Officer (2017)	Executive Vice President of Human Resources for a global multi-industry aerospace, defense and industrial manufacturing company (2012-2017)
Jananne A. Copeland (56)	Chief Accounting Officer (2007)

Item 2.	Properties.

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

Headquarters and Other Key Offices
Our corporate headquarters are in leased offices located in Deerfield, Illinois. Our Financial Products business is headquartered in offices in Nashville, Tennessee. Additional key offices are located inside and outside the United States.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We operate Technical Centers located in Mossville, Illinois; Wuxi, China; and Chennai, India. Our demonstration centers are located Tinaja Hills, Arizona; Edwards, Illinois; Chichibu, Japan and Malaga, Spain. We have various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

Parts Distribution Centers
Distribution of our parts is conducted from parts distribution centers inside and outside the United States. We operate parts distribution centers in the following locations: Arvin, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; Morton, Illinois; St. Paul, Minnesota; Clayton, Ohio; York, Pennsylvania; Waco, Texas; Spokane, Washington; Melbourne, Australia; Queensland, Australia; Grimbergen, Belgium; Piracicaba, Brazil; Shanghai, China; Sagami, Japan; San Luis Potosi, Mexico; Singapore, Republic of Singapore; Moscow, Russia; Johannesburg, South Africa; and Dubai, United Arab Emirates. We also own or lease other facilities that support our distribution activities.

Remanufacturing and Components
Remanufacturing of our products is reported in our Energy & Transportation segment and is conducted primarily at the facilities in the following locations: Franklin, Indiana; Corinth, Mississippi; Prentiss County, Mississippi; West Fargo, North Dakota; Piracicaba, Brazil; Shanghai, China; Nuevo Laredo, Mexico; and Shrewsbury, United Kingdom.
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
Japan: Akashi
Mexico: Torreon
Netherlands: Den Bosch
Poland: Janow, Sosnowiec
Thailand: Rayong
United Kingdom: Desford, Stockton

Resource Industries	Illinois: Aurora, Decatur, East Peoria, Joliet	China: Wuxi
	South Carolina: Sumter	Germany: Dortmund, Lunen
	Tennessee: Dyersburg	India: Thiruvallur
	Texas: Denison	Indonesia: Batam
	Wisconsin: South Milwaukee	Italy: Jesi
Mexico: Acuna, Monterrey, Reynosa
Russia: Tosno
Thailand: Rayong
United Kingdom: Peterlee, Springvale

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Cardiff, Perth, Redbank, Revesby
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin	China: Tianjin, Wuxi
	Illinois: Island Lake, LaGrange, Mossville, Mapleton, Pontiac	Czech Republic: Zatec, Zebrak
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Mayfield	India: Aurangabad, Hosur
	Oklahoma: Broken Arrow	Italy: Pistoria
	North Carolina: Winston-Salem	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, DeSoto, Mabank, San Antonio, Schertz, Seguin, Sherman	Republic of Singapore: Singapore
Sweden: Ockero Islands
United Kingdom: Larne, Peterborough, Sandiacre, South Queensferry, Stafford, Wimborne

Item 3.	Legal Proceedings.

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

Number of Shareholders: Shareholders of record at the end of 2018 totaled 26,938, compared with 27,992 at the end of 2017.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2018

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2013, and reinvestment of dividends issued thereafter.

225
175
125
75
Dollars
2013
2014
2015
2016
2017
2018
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index

	2013	2014	2015	2016	2017	2018
Caterpillar Inc.	$100.00	$103.48	$79.70	$113.26	$198.25	$163.44
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Machinery	$100.00	$104.42	$88.98	$119.18	$169.59	$144.76

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2018, we had 23 employee stock purchase plans (the "EIP Plans") administered outside the United States for our non-U.S. employees, which had approximately 11,000 active participants in the aggregate.  During the fourth quarter of 2018, approximately 123,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3,4]	Average Price Paid per Share[2,3,4]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
October 1-31, 2018	7,492,531	$124.66	7,492,531	$2.609
November 1-30, 2018	5,622,285	$125.89	5,622,285	$1.901
December 1-31, 2018	1,754,824	$126.19	1,754,824	$1.680
Total	14,869,640	$125.30	14,869,640

1 In January 2014, the Board of Directors authorized the repurchase of up to $10.0 billion of Caterpillar common stock, which expired on December 31, 2018 (the 2014 Authorization). In July 2018, the Board approved a new share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration.

[2] During the third quarter of 2018, we entered into an accelerated stock repurchase (ASR) with a third-party financial institution to purchase $750 million of our common stock. In August 2018, upon payment of the $750 million to the financial institution, we received 4.8 million shares. In October 2018, upon final settlement of the August 2018 ASR, we received 0.4 million shares at an average price of $143.31.

[3] During the fourth quarter of 2018, we entered into an ASR with a third-party financial institution to purchase $750 million of our common stock. In October 2018, upon payment of $750 million to the financial institution, we received 6.0 million shares. In December 2018, upon final settlement of the ASR, we received an additional 0.1 million shares. In total, we repurchased 6.1 million shares under this ASR at an average price per share of $124.40.

4 In October, November, and December of 2018, we repurchased 1.1 million, 5.6 million, and 1.7 million additional shares respectively, for an aggregate of $1.0 billion in open market transactions at an average price per share of $118.28, $125.89, and $126.29, respectively. Some purchases made during the fourth quarter of 2018 were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

Share repurchases in the table above are reported based on the trade dates.

Item 6.	Selected Financial Data.

Five-year Financial Summary
(Dollars in millions except per share data)
	2018	2017	2016	2015	2014
Years ended December 31,
Sales and revenues	$54,722	$45,462	$38,537	$47,011	$55,184
Percent inside the United States	41%	41%	41%	41%	38%
Percent outside the United States	59%	59%	59%	59%	62%
Sales	$51,822	$42,676	$35,773	$44,147	$52,142
Revenues	$2,900	$2,786	$2,764	$2,864	$3,042
Profit (loss) [1]	$6,147	$754	$(67)	$2,512	$2,452
Profit (loss) per common share [2]	$10.39	$1.27	$(0.11)	$4.23	$3.97
Profit (loss) per common share–diluted [3]	$10.26	$1.26	$(0.11)	$4.18	$3.90
Dividends declared per share of common stock	$3.36	$3.11	$3.08	$3.01	$2.70
Return on average common shareholders’ equity [4]	44.1%	5.6%	(0.5)%	15.8%	13.0%
Capital expenditures:
Property, plant and equipment	$1,276	$898	$1,109	$1,388	$1,539
Equipment leased to others	$1,640	$1,438	$1,819	$1,873	$1,840
Depreciation and amortization	$2,766	$2,877	$3,034	$3,046	$3,163
Research and development expenses [5]	$1,850	$1,842	$1,853	$2,134	$2,107
As a percent of sales and revenues	3.4%	4.1%	4.8%	4.5%	3.8%
Average number of employees	101,500	96,000	99,500	110,800	115,600
December 31,
Total assets	$78,509	$76,962	$74,704	$78,342	$84,498
Long-term debt due after one year:
Consolidated	$25,000	$23,847	$22,818	$25,169	$27,696
Machinery, Energy & Transportation	$8,005	$7,929	$8,436	$8,960	$9,445
Financial Products	$16,995	$15,918	$14,382	$16,209	$18,251
Total debt:
Consolidated	$36,553	$34,878	$36,783	$38,013	$39,195
Machinery, Energy & Transportation	$8,015	$7,936	$9,152	$9,486	$9,964
Financial Products	$28,538	$26,942	$27,631	$28,527	$29,231

[1]	Profit (loss) attributable to common shareholders.

[2]	Computed on weighted-average number of shares outstanding.

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

[5]
Effective January 1, 2018, we adopted new accounting guidance issued by the FASB related to the presentation of net periodic pension costs and net periodic postretirement benefit costs.  The change was applied retrospectively to prior years.  For further information see Note 1J - “Operations and summary of significant accounting policies - New Accounting Guidance” of Part II, Item 8 “Financial Statements and Supplementary Data”.

Additional information required by Item 6 is included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2018 Form 10-K.
OVERVIEW
Our sales and revenues for 2018 were $54.722 billion, a 20 percent increase from 2017 sales and revenues of $45.462 billion. The increase was primarily due to higher sales volume, mostly due to improved demand across all regions and across the three primary segments. Profit per share for 2018 was $10.26, compared to profit per share of $1.26 in 2017. Profit was $6.147 billion in 2018, compared with $754 million in 2017. The increase was primarily due to lower tax expense, higher sales volume, decreased restructuring costs and improved price realization. The increase was partially offset by higher manufacturing costs and selling, general and administrative (SG&A) and research and development (R&D) expenses and lower profit from the Financial Products Segment.
Fourth-quarter 2018 sales and revenues were $14.342 billion, up $1.446 billion, or 11 percent, from $12.896 billion in the fourth quarter of 2017. Fourth-quarter 2018 profit was $1.78 per share, compared with a loss of $2.18 per share in the fourth quarter of 2017. Fourth-quarter 2018 profit was $1.048 billion, compared with a loss of $1.299 billion in 2017.
Highlights for 2018 include:

•	Sales and revenues in 2018 were $54.722 billion, up 20 percent from 2017. Sales improved in all regions and across the three primary segments.

•
Operating profit as a percent of sales and revenues was 15.2 percent in 2018, compared with 9.8 percent in 2017. Adjusted operating profit margin was 15.9 percent in 2018, compared with 12.5 percent in 2017.

•
Profit was $10.26 per share for 2018, and excluding the items in the table below, adjusted profit per share was $11.22. For 2017 profit was $1.26 per share, and excluding the items in the table below, adjusted profit per share was $6.88.

•	In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items:

	Full Year 2018		Full Year 2017
(Millions of dollars)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$7,822	$10.26	$4,082	$1.26
Restructuring costs	386	0.50	1,256	1.68
Mark-to-market losses	495	0.64	301	0.26
Deferred tax valuation allowance adjustments	—	(0.01)	—	(0.18)
U.S. tax reform impact	—	(0.17)	—	3.95
Gain on sale of equity investment	—	—	(85)	(0.09)
Adjusted profit	$8,703	$11.22	$5,554	$6.88

•
Machinery, Energy & Transportation (ME&T) operating cash flow for 2018 was about $6.3 billion, more than sufficient to cover capital expenditures and dividends. ME&T operating cash flow for 2017 was about $5.5 billion.

Restructuring Costs
In recent years, we have incurred substantial restructuring costs to achieve a flexible and competitive cost structure. During 2018, we incurred $386 million of restructuring costs related to restructuring actions across the company. During 2017, we incurred $1.256 billion of restructuring costs with about half related to the closure of the facility in Gosselies, Belgium, and the remainder related to other restructuring actions across the company. Although we expect restructuring to continue as part of ongoing business activities, restructuring costs should be lower in 2019 than 2018.
Notes:

•	Glossary of terms included on pages 43-45; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on pages 58-59.

2018 COMPARED WITH 2017
CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between 2017 (at left) and 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.
Total sales and revenues were $54.722 billion in 2018, an increase of $9.260 billion, or 20 percent, compared with $45.462 billion in 2017. The increase was primarily due to higher sales volume driven by improved demand for equipment across the three primary segments, including favorable changes in dealer inventories. Favorable price realization across the three primary segments also contributed to the sales improvement. In addition, sales were higher due to currency impacts, primarily from a stronger euro. Financial Products’ revenues increased slightly.
Sales increased in all regions, with the largest sales increase in North America, which improved 23 percent as strong economic conditions in key end markets drove higher demand. Also contributing to higher sales was an increase in dealer inventories during 2018, compared with dealer inventories that were about flat in 2017.
Sales increased 13 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels.
EAME sales increased 16 percent primarily due to higher demand, including favorable changes in dealer inventories. The improvement in demand was primarily in Europe. The impact of a stronger euro and favorable price realization also contributed to higher sales. The impact of changes in dealer inventories was favorable as dealer inventories increased more significantly in 2018 than in 2017.
Asia/Pacific sales increased 28 percent primarily due to higher demand in several countries across the region, including favorable changes in dealer inventories and favorable price realization. Dealer inventories increased during 2018 as compared with dealer inventories that were about flat in 2017.
Dealer machine and engine inventories increased about $2.3 billion in 2018, compared with an increase of about $100 million in 2017. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	2017	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2018	$ Change	% Change
Construction Industries	$19,240	$3,663	$122	$198	$14	$23,237	$3,997	21%
Resource Industries	7,861	2,082	316	(14)	25	10,270	2,409	31%
Energy & Transportation	19,382	2,637	163	68	535	22,785	3,403	18%
All Other Segments	570	(26)	(1)	3	(64)	482	(88)	(15)%
Corporate Items and Eliminations	(4,377)	(65)	1	(1)	(510)	(4,952)	(575)
Machinery, Energy & Transportation	42,676	8,291	601	254	—	51,822	9,146	21%

Financial Products Segment	3,093	—	—	—	186	3,279	186	6%
Corporate Items and Eliminations	(307)	—	—	—	(72)	(379)	(72)
Financial Products Revenues	2,786	—	—	—	114	2,900	114	4%

Consolidated Sales and Revenues	$45,462	$8,291	$601	$254	$114	$54,722	$9,260	20%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues		Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg
2018
Construction Industries	$10,754	23%	$1,479	6%	$4,410	17%	$6,473	24%	$23,116	21%	$121	13%	$23,237	21%
Resource Industries	3,357	30%	1,647	29%	2,217	25%	2,667	43%	9,888	32%	382	7%	10,270	31%
Energy & Transportation	9,685	22%	1,331	6%	4,934	11%	2,882	25%	18,832	18%	3,953	16%	22,785	18%
All Other Segments	63	(10%)	3	—%	18	(67%)	70	37%	154	(13%)	328	(16%)	482	(15%)
Corporate Items and Eliminations	(155)		—		(11)		(2)		(168)		(4,784)		(4,952)
Machinery, Energy & Transportation	23,704	23%	4,460	13%	11,568	16%	12,090	28%	51,822	21%	—	—%	51,822	21%

Financial Products Segment	2,153	7%	281	(8%)	387	(7%)	458	26%	3,279	6%	—	—%	3,279	6%
Corporate Items and Eliminations	(234)		(46)		(26)		(73)		(379)		—		(379)
Financial Products Revenues	1,919	6%	235	(10%)	361	(10%)	385	24%	2,900	4%	—	—%	2,900	4%

Consolidated Sales and Revenues	$25,623	22%	$4,695	12%	$11,929	15%	$12,475	28%	$54,722	20%	$—	—%	$54,722	20%

2017
Construction Industries	$8,742		$1,396		$3,760		$5,235		$19,133		$107		$19,240
Resource Industries	2,582		1,281		1,775		1,866		7,504		357		7,861
Energy & Transportation	7,959		1,261		4,431		2,313		15,964		3,418		19,382
All Other Segments	70		3		54		51		178		392		570
Corporate Items and Eliminations	(97)		(1)		(6)		1		(103)		(4,274)		(4,377)
Machinery, Energy & Transportation	19,256		3,940		10,014		9,466		42,676		—		42,676

Financial Products Segment	2,006		306		418		363		3,093		—		3,093
Corporate Items and Eliminations	(190)		(46)		(19)		(52)		(307)		—		(307)
Financial Products Revenues	1,816		260		399		311		2,786		—		2,786

Consolidated Sales and Revenues	$21,072		$4,200		$10,413		$9,777		$45,462		$—		$45,462

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between 2017 (at left) and 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit was $8.293 billion in 2018, an increase of $3.833 billion, or 86 percent, compared with $4.460 billion in 2017. The increase was primarily due to higher sales volume and lower restructuring costs. Higher manufacturing costs and increased SG&A/R&D expenses were mostly offset by favorable price realization.
Manufacturing costs were higher due to increased material and freight costs, partially offset by lower warranty expense. Material costs were higher primarily due to increases in steel prices. The impact of recently imposed tariffs on material costs was about $110 million during 2018. We expect higher expense in 2019 due to the full-year impact of tariffs. Freight costs were unfavorable primarily due to supply chain inefficiencies as the industry responds to strong global demand.
SG&A/R&D expenses increased primarily due to investments aligned with the company’s strategic growth initiatives.
Restructuring costs were $394 million in 2018, related to restructuring actions across the company. In 2017, we incurred $1.227 billion of restructuring costs with about half related to the closure of the facility in Gosselies, Belgium, and the remainder related to other restructuring actions across the company.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Short-term incentive compensation expense in 2018 was about $1.4 billion, nearly the same as 2017.
For 2019, we expect short-term incentive compensation expense will be significantly lower than 2018. We also expect favorable price realization to about offset higher costs, excluding short-term incentive compensation expense.

Profit (Loss) by Segment
(Millions of dollars)	2018	2017	$ Change	% Change
Construction Industries	$4,174	$3,255	$919	28%
Resource Industries	1,603	698	905	130%
Energy & Transportation	3,938	2,856	1,082	38%
All Other Segments	23	(44)	67	152%
Corporate Items and Eliminations	(1,583)	(2,659)	1,076
Machinery, Energy & Transportation	8,155	4,106	4,049	99%

Financial Products Segment	505	792	(287)	(36)%
Corporate Items and Eliminations	17	(116)	133
Financial Products	522	676	(154)	(23)%
Consolidating Adjustments	(384)	(322)	(62)
Consolidated Operating Profit	$8,293	$4,460	$3,833	86%

Other Profit/Loss Items

•
Other income/expense in 2018 was expense of $67 million, compared with income of $153 million in 2017. The unfavorable change was primarily a result of an unfavorable impact from equity securities in Insurance Services. Effective January 1, 2018, we adopted a new U.S. GAAP accounting rule that requires our equity securities to be measured at fair value through earnings. Previously, the fair value adjustments for these securities were reported in equity until the securities were sold or an impairment was recognized. We adopted the standard using the modified retrospective approach, with no change to prior year financial statements. During 2018, we recognized a loss of $33 million related to fair value adjustments.  During 2017, we recognized gains on sales of securities of $104 million. In addition, the absence of a 2017 pretax gain of $85 million on the sale of Caterpillar’s equity investment in IronPlanet contributed to the unfavorable change.

•
The provision for income taxes for 2018 reflects an annual effective tax rate of 24.1 percent, compared with 27.7 percent for the full year of 2017, excluding the items discussed below. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

We have completed our accounting for the income tax effects of U.S. tax reform legislation and included measurement period adjustments in 2018 of $104 million to reduce the provisionally estimated charge of $2.371 billion recognized in 2017. A $154 million benefit revised the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in 2018 which was treated as deductible on the 2017 U.S. tax return. A $50 million charge revised the provisionally estimated cost of a mandatory deemed repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings considered not indefinitely reinvested as well as the amount of unrecognized tax benefits and state tax liabilities associated with these tax positions.
The provision for income taxes in 2018 and 2017 also included non-cash benefits of $63 million and $111 million, respectively, from reductions in the valuation allowance against U.S. state deferred tax assets due to improved profits in the United States. An additional benefit of $25 million was included in 2018 due to the release of a valuation allowance for a certain non-U.S. subsidiary. The provision for income taxes in 2018 also included a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. This error had the effect of overstating profit by $17 million and $33 million for 2017 and 2016, respectively. Management has concluded that the error was not material to any period presented.  In addition, a tax benefit of $56 million was recorded in 2018, compared with $64 million in 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
We expect the annual effective tax rate will be higher in 2019.  The anticipated increase primarily relates to the application of U.S. tax reform provisions to earnings of non-U.S. subsidiaries which do not have a calendar fiscal year end.  Certain provisions did not apply to these subsidiaries in 2018.

Construction Industries
Construction Industries’ total sales were $23.237 billion in 2018, compared with $19.240 billion in 2017. The increase was mostly due to higher sales volume for construction equipment. Sales were also higher due to currency impacts, primarily from a stronger euro.

▪
Sales volume increased primarily due to higher demand for construction equipment and the impact of favorable changes in dealer inventories. Dealer inventories increased significantly more during 2018 than during 2017.

Sales increased in all regions.

▪
In North America, the sales increase was primarily due to higher demand for construction equipment, primarily to support oil and gas activities, including pipelines, non-residential building construction and infrastructure activities. In addition, sales increased due to the favorable impact of dealer inventories, which increased during 2018, compared with a slight decrease during 2017. We believe the strength of the U.S. economy, continued pipeline construction and state and local funding for infrastructure development will be favorable to sales in 2019.

▪	Although construction activities remained weak in Latin America, sales were higher in the region.

▪
Sales increased in EAME primarily due to higher demand and the favorable impact of currency, mostly from a stronger euro. Higher demand was driven by increased construction activities across several countries in the region. Favorable price realization also contributed to the sales increase.

▪
Sales in Asia/Pacific were higher in several countries in the region, most significantly in China, stemming from increased building construction and infrastructure investment. Favorable changes in dealer inventories contributed to the sales improvement as dealer inventories increased in 2018 and were about flat in 2017. In 2019, we expect demand in China to be about flat after two years of significant growth.

Construction Industries’ profit was $4.174 billion in 2018, compared with $3.255 billion in 2017. The increase in profit was a result of higher sales volume and favorable price realization, partially offset by higher material and freight costs, and increased SG&A/R&D expenses, partially due to spending for strategic growth initiatives.
Construction Industries’ profit as a percent of total sales was 18.0 percent in 2018, compared with 16.9 percent in 2017.
Resource Industries
Resource Industries’ total sales were $10.270 billion in 2018, an increase of $2.409 billion from 2017. The increase was primarily due to higher demand for both mining and heavy construction equipment, including aftermarket parts. Favorable commodity price levels and increased mining production contributed to higher mining equipment sales. In addition, increased sales to heavy construction, quarry and aggregate customers were driven by positive global economic growth. Resource Industries’ customers globally continue to focus on improving productivity and efficiency of existing machine assets, thereby extending equipment life cycles and lowering operating costs. Rebuild, overhaul and maintenance activity was robust, resulting in higher aftermarket parts sales. Favorable price realization also contributed to the sales improvement. In 2019, we believe commodity market fundamentals will remain supportive for investment and mining companies will increase their capital expenditures. We expect demand for heavy construction, quarry and aggregate equipment will remain strong in 2019.
Resource Industries’ profit was $1.603 billion in 2018, compared with $698 million in 2017. The improvement was mostly due to higher sales volume and favorable price realization, partially offset by increased manufacturing costs and unfavorable currency impacts. Manufacturing costs were unfavorable as lower warranty expense was more than offset by higher freight and material costs.
Resource Industries’ profit as a percent of total sales was 15.6 percent in 2018, compared with 8.9 percent in 2017.

Energy & Transportation

Sales by Application
(Millions of dollars)	2018	2017	$ Change	% Change
Oil and Gas	$5,763	$4,424	$1,339	30%
Power Generation	4,334	3,551	783	22%
Industrial	3,640	3,445	195	6%
Transportation	5,095	4,544	551	12%
External Sales	18,832	15,964	2,868	18%
Inter-Segment	3,953	3,418	535	16%
Total Sales	$22,785	$19,382	$3,403	18%

Energy & Transportation’s total sales were $22.785 billion in 2018, compared with $19.382 billion in 2017. The increase was primarily due to higher sales volume across all applications. Favorable price realization also contributed to the increase in sales.

•
Oil and Gas - Sales increased due to higher demand in North America for well servicing and gas compression applications. Growth in U.S. onshore oil and gas drove increased sales for reciprocating engines and related aftermarket parts. Sales of turbines and turbine-related services were higher for production applications.

•
Power Generation - Sales improved across all regions, with the largest increase in North America, primarily for reciprocating engine applications including data centers, and for aftermarket parts. In addition, sales increased in EAME from reciprocating engine projects, turbines and turbine-related services and favorable currency.

•
Industrial - Sales were higher in Asia/Pacific and North America, primarily due to improving economic conditions supporting higher engine sales into industrial applications. Sales in EAME were about flat as economic uncertainty in a few countries in the Middle East was mostly offset by favorable currency impacts.

•
Transportation - Sales were higher for rail services driven by acquisitions in Asia/Pacific and EAME and increased rail traffic in North America. Marine sales were higher in Asia/Pacific, led by increased activity in the ferry sector.

Energy & Transportation’s profit was $3.938 billion in 2018, compared with $2.856 billion in 2017. The improvement was due to higher sales volume and favorable price realization. This was partially offset due to increased spending for strategic growth initiatives and higher freight costs.
Energy & Transportation’s profit as a percent of total sales was 17.3 percent in 2018, compared with 14.7 percent in 2017.
Financial Products Segment
Financial Products’ segment revenues were $3.279 billion, an increase of $186 million, or 6 percent, from 2017. The increase was primarily due to higher average financing rates and higher average earning assets in North America and Asia/Pacific. These favorable impacts were partially offset by lower intercompany lending activity in North America, lower average earning assets in Latin America and lower average financing rates in Europe.
Financial Products’ segment profit was $505 million in 2018, compared with $792 million in 2017. The decrease was primarily due to an increase in the provision for credit losses at Cat Financial, an unfavorable impact from equity securities in Insurance Services and lower intercompany lending activity. These unfavorable impacts, which are not expected to recur in 2019, were partially offset by higher average earning assets and an increase in net yield on average earning assets.
At the end of 2018, past dues at Cat Financial were 3.55 percent, compared with 2.78 percent at the end of 2017. Write-offs, net of recoveries, were $189 million for 2018, compared with $114 million for 2017. As of December 31, 2018, Cat Financial's allowance for credit losses totaled $511 million, or 1.80 percent of finance receivables, compared with $365 million, or 1.33 percent of finance receivables at December 31, 2017. The increase in past dues, write-offs and allowance for credit losses was primarily due to weakening in the Cat Power Finance portfolio.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.566 billion in 2018, a decrease of $1.209 billion from 2017. The decrease in expense was mostly due to lower restructuring costs and methodology differences. Restructuring costs were $394 million in 2018. In 2017, restructuring costs impacting operating profit were $1.227 billion with about half related to the closure of the facility in Gosselies, Belgium and the remainder related to other restructuring actions across the company.

FOURTH QUARTER 2018 COMPARED WITH FOURTH QUARTER 2017
CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the fourth quarter of 2017 (at left) and the fourth quarter of 2018 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.
Total sales and revenues were $14.342 billion in the fourth quarter of 2018, an increase of $1.446 billion, or 11 percent, compared with $12.896 billion in the fourth quarter of 2017. The increase was due to higher sales volume driven by improved demand across all regions and in the three primary segments. Favorable price realization, primarily in Construction Industries, also contributed to the sales improvement. The increase was partially offset by unfavorable currency impacts due to a stronger U.S. dollar.
Sales increased in all regions. The largest sales increase was in North America, which improved 13 percent as strong economic conditions in key end markets drove higher demand, including favorable changes in dealer inventories. Dealer inventories increased more significantly during the fourth quarter of 2018 than during the fourth quarter of 2017.
Sales increased 11 percent in Latin America primarily due to stabilizing economic conditions in several countries in the region that resulted in improved demand from low levels.
EAME sales increased 14 percent primarily due to higher demand as economic conditions improved in Europe; however, this was partially offset by economic uncertainty in a few countries in the Middle East.
Asia/Pacific sales increased 7 percent mostly due to higher demand, including favorable changes in dealer inventories, in several countries across the region. This was partially offset by lower demand in China following two years of significant growth. Dealer inventories increased during the fourth quarter of 2018 and were about flat during the fourth quarter of 2017. Favorable price realization also contributed to the sales improvement. The increase in sales was partially offset by unfavorable currency impacts.
Dealer machine and engine inventories increased about $200 million during the fourth quarter of 2018 and remained about flat during the fourth quarter of 2017. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Fourth Quarter 2017	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Fourth Quarter 2018	$ Change	% Change
Construction Industries	$5,295	$382	$111	$(85)	$2	$5,705	$410	8%
Resource Industries	2,308	504	34	(32)	(17)	2,797	489	21%
Energy & Transportation	5,640	599	33	(73)	88	6,287	647	11%
All Other Segments	155	(13)	—	—	(13)	129	(26)	(17)%
Corporate Items and Eliminations	(1,204)	(25)	1	—	(60)	(1,288)	(84)
Machinery, Energy & Transportation	12,194	1,447	179	(190)	—	13,630	1,436	12%

Financial Products Segment	783	—	—	—	29	812	29	4%
Corporate Items and Eliminations	(81)	—	—	—	(19)	(100)	(19)
Financial Products Revenues	702	—	—	—	10	712	10	1%

Consolidated Sales and Revenues	$12,896	$1,447	$179	$(190)	$10	$14,342	$1,446	11%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues		Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg
Fourth Quarter 2018
Construction Industries	$2,749	17%	$374	(5%)	$1,063	9%	$1,480	(4%)	$5,666	8%	$39	5%	$5,705	8%
Resource Industries	906	15%	466	21%	554	17%	785	41%	2,711	23%	86	(17%)	2,797	21%
Energy & Transportation	2,569	10%	434	16%	1,509	17%	753	5%	5,265	12%	1,022	9%	6,287	11%
All Other Segments	16	(27%)	2	100%	6	(57%)	15	—%	39	(25%)	90	(13%)	129	(17%)
Corporate Items and Eliminations	(47)		1		(3)		(2)		(51)		(1,237)		(1,288)
Machinery, Energy & Transportation	6,193	13%	1,277	11%	3,129	14%	3,031	7%	13,630	12%	—	—%	13,630	12%

Financial Products Segment	545	8%	68	(15%)	84	(21%)	115	26%	812	4%	—	—%	812	4%
Corporate Items and Eliminations	(66)		(10)		(8)		(16)		(100)		—		(100)
Financial Products Revenues	479	5%	58	(15%)	76	(25%)	99	27%	712	1%	—	—%	712	1%

Consolidated Sales and Revenues	$6,672	13%	$1,335	10%	$3,205	12%	$3,130	8%	$14,342	11%	$—	—%	$14,342	11%

Fourth Quarter 2017
Construction Industries	$2,346		$392		$976		$1,544		$5,258		$37		$5,295
Resource Industries	791		384		475		555		2,205		103		2,308
Energy & Transportation	2,327		374		1,286		719		4,706		934		5,640
All Other Segments	22		1		14		15		52		103		155
Corporate Items and Eliminations	(27)		—		—		—		(27)		(1,177)		(1,204)
Machinery, Energy & Transportation	5,459		1,151		2,751		2,833		12,194		—		12,194

Financial Products Segment	505		80		107		91		783		—		783
Corporate Items and Eliminations	(50)		(12)		(6)		(13)		(81)		—		(81)
Financial Products Revenues	455		68		101		78		702		—		702

Consolidated Sales and Revenues	$5,914		$1,219		$2,852		$2,911		$12,896		$—		$12,896

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the fourth quarter of 2017 (at left) and the fourth quarter of 2018 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the fourth quarter of 2018 was $1.883 billion, compared with $1.387 billion in the fourth quarter of 2017. The increase of $496 million was mostly due to higher sales volume. Favorable price realization and lower restructuring costs were mostly offset by higher manufacturing costs and lower profit from Financial Products.
Manufacturing costs were higher due to increased material and freight costs, partially offset by lower warranty expense. Material costs were higher primarily due to increases in steel prices and tariffs. Freight costs were unfavorable primarily due to continued supply chain inefficiencies.
Financial Products’ operating profit was lower primarily due to an increase in the provision for credit losses, which was mostly driven by a $72 million unfavorable impact from an increase in allowance rate and an increase in write-offs of $13 million, due to continued weakening in the Cat Power Finance portfolio. This was partially offset by higher average earning assets.
Restructuring costs were $101 million in the fourth quarter of 2018, compared with $245 million in the fourth quarter of 2017.
Short-term incentive compensation expense was about $310 million in the fourth quarter of 2018, compared with about $350 million in the fourth quarter of 2017.
Operating profit margin for the fourth quarter of 2018 was 13.1 percent, compared with 10.8 percent in the fourth quarter of 2017.

Profit (Loss) by Segment
(Millions of dollars)	Fourth Quarter 2018	Fourth Quarter 2017	$ Change	% Change
Construction Industries	$845	$837	$8	1%
Resource Industries	400	210	190	90%
Energy & Transportation	1,079	874	205	23%
All Other Segments	(47)	(16)	(31)	(194)%
Corporate Items and Eliminations	(375)	(588)	213
Machinery, Energy & Transportation	1,902	1,317	585	44%

Financial Products Segment	29	233	(204)	(88)%
Corporate Items and Eliminations	54	(77)	131
Financial Products	83	156	(73)	(47)%
Consolidating Adjustments	(102)	(86)	(16)
Consolidated Operating Profit	$1,883	$1,387	$496	36%

Other Profit/Loss Items

•	Interest expense excluding Financial Products in the fourth quarter of 2018 was $99 million, a decrease of $70 million primarily due to an early debt retirement in the fourth quarter of 2017.

•
Other income/expense in the fourth quarter of 2018 was a loss of $417 million, compared with a loss of $107 million in the fourth quarter of 2017. The unfavorable change was primarily a result of an increase in mark-to-market losses related to pension and other postemployment benefit (OPEB) plans and an unfavorable impact from equity securities.

•
The provision for income taxes in the fourth quarter of 2018 reflects an annual effective tax rate of 24.1 percent, compared with 27.7 percent for the full year of 2017, excluding the items discussed below. The decrease was primarily due to the reduction in the U.S. corporate tax rate beginning January 1, 2018, along with other changes in the geographic mix of profits from a tax perspective.

The provision for income taxes in the fourth quarter of 2018 and 2017 also included non-cash benefits of $63 million and $111 million, respectively, from reductions in the valuation allowance against U.S. state deferred tax assets due to improved profits in the United States.  The provision for income taxes in the fourth quarter of 2018 also included a $50 million increase related to the $2.371 billion charge recorded in the fourth quarter of 2017 due to the enactment of U.S. tax reform legislation.  In addition, a tax benefit of $4 million was recorded in the fourth quarter of 2018, compared with $19 million in the fourth quarter of 2017, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes in the fourth quarter of 2018 and 2017 also included a $8 million charge and a $130 million benefit, respectively, related to the change from the third-quarter estimated annual tax rate.
Construction Industries
Construction Industries’ total sales were $5.705 billion in the fourth quarter of 2018, compared with $5.295 billion in the fourth quarter of 2017. The increase was mostly due to higher sales volume for construction equipment. Favorable price realization was mostly offset by unfavorable currency impacts due to a stronger U.S. dollar.

•
In North America, the sales increase was driven by higher demand for new equipment, with about half due to an increase in dealer inventories. The increase in demand was primarily to support oil and gas activities, including pipelines, and non-residential building construction activities. Favorable price realization also contributed to the sales improvement.

•	Construction activities remained at low levels in Latin America.

•	Sales increased in EAME as infrastructure, road and non-residential building construction activities drove higher demand in Europe, partially offset by weakness in the Middle East.

•
Sales in Asia/Pacific declined due to lower demand in China, partially offset by higher demand in a few other countries in the region. Unfavorable currency impacts also contributed to the sales decline.

Construction Industries’ profit was $845 million in the fourth quarter of 2018, compared with $837 million in the fourth quarter of 2017. The increase in profit was a result of favorable price realization and higher sales volume, mostly offset by higher manufacturing costs, including material, freight, labor costs and the absence of Brazil incentives.
Construction Industries’ profit as a percent of total sales was 14.8 percent in the fourth quarter of 2018, compared with 15.8 percent in the fourth quarter of 2017.
Resource Industries
Resource Industries’ total sales were $2.797 billion in the fourth quarter of 2018, an increase of $489 million from the fourth quarter of 2017. The increase was primarily due to higher demand for both mining and heavy construction equipment, including quarry and aggregate. Mining activities were robust as commodity market fundamentals remained positive, and increased non-residential construction activities drove higher sales.
Resource Industries’ profit was $400 million in the fourth quarter of 2018, compared with $210 million in the fourth quarter of 2017. The improvement was mostly due to higher sales volume and favorable price realization, partially offset by higher material and freight costs.
Resource Industries’ profit as a percent of total sales was 14.3 percent in the fourth quarter of 2018, compared with 9.1 percent in the fourth quarter of 2017.

Energy & Transportation

Sales by Application
(Millions of dollars)	Fourth Quarter 2018	Fourth Quarter 2017	$ Change	% Change
Oil and Gas	$1,719	$1,497	$222	15%
Power Generation	1,271	1,060	211	20%
Industrial	902	899	3	—%
Transportation	1,373	1,250	123	10%
External Sales	5,265	4,706	559	12%
Inter-Segment	1,022	934	88	9%
Total Sales	$6,287	$5,640	$647	11%

Energy & Transportation’s total sales were $6.287 billion in the fourth quarter of 2018, compared with $5.640 billion in the fourth quarter of 2017. The increase was primarily due to higher sales volume across all applications except Industrial, which was flat.

•
Oil and Gas - Sales increased due to higher demand for reciprocating engines in North America for gas compression and well servicing applications. Sales of turbines and turbine-related services were about flat.

•
Power Generation - Sales improved across all regions, with the largest increases in North America and EAME primarily for reciprocating engine applications, including data centers and other large power generation projects.

•	Industrial - Sales were flat, with increases in Asia/Pacific and North America about offset by lower sales in EAME and Latin America.

•	Transportation - Sales were higher primarily due to rail services, driven by acquisitions.
Energy & Transportation’s profit was $1.079 billion in the fourth quarter of 2018, compared with $874 million in the fourth quarter of 2017. The improvement was mostly due to higher sales volume. The increase was partially offset by higher manufacturing costs, including freight costs.
Energy & Transportation’s profit as a percent of total sales was 17.2 percent in the fourth quarter of 2018, compared with 15.5 percent in the fourth quarter of 2017.
Financial Products Segment
Financial Products’ segment revenues were $812 million in the fourth quarter of 2018, an increase of $29 million, or 4 percent, from the fourth quarter of 2017. The increase was primarily due to higher average financing rates and higher average earning assets in North America and Asia/Pacific. These favorable impacts were partially offset by an unfavorable impact from returned or repossessed equipment in Europe and Latin America.
Financial Products’ segment profit was $29 million in the fourth quarter of 2018, compared with $233 million in the fourth quarter of 2017. About half of the decrease was due to an unfavorable impact from equity securities in Insurance Services, which was driven by the absence of investment gains from the fourth quarter of 2017 and an unfavorable impact from mark-to-market in the fourth quarter of 2018. In addition, an increase in the provision for credit losses at Cat Financial also contributed to lower profit. This increase was driven by a higher allowance rate and an increase in write-offs, due to continued weakening in the Cat Power Finance portfolio.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $321 million in the fourth quarter of 2018, a decrease of $344 million from the fourth quarter of 2017, primarily due to methodology differences and lower restructuring costs. Restructuring costs were $101 million in the fourth quarter of 2018, compared with $245 million in the fourth quarter of 2017.

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
Total sales and revenues were $45.462 billion in 2017, an increase of $6.925 billion, or 18 percent, compared with $38.537 billion in 2016. The increase was primarily due to higher sales volume, mostly due to improved end-user demand. In addition, favorable changes in dealer inventories contributed to increased sales volume. The improvement in end-user demand was across all regions and most end markets. The favorable change in dealer inventories was primarily due to a decrease in 2016, compared with dealer inventories that were about flat in 2017. Dealer machine and engine inventories increased about $100 million in 2017, compared with a decrease of about $1.6 billion during 2016. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.
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

Sales and Revenues by Segment
(Millions of dollars)	2016	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2017	$ Change	% Change
Construction Industries	$15,690	$2,810	$751	$(40)	$29	$19,240	$3,550	23%
Resource Industries	6,010	1,638	118	22	73	7,861	1,851	31%
Energy & Transportation	16,951	1,556	(42)	39	878	19,382	2,431	14%
All Other Segments	544	39	—	—	(13)	570	26	5%
Corporate Items and Eliminations	(3,422)	12	—	—	(967)	(4,377)	(955)
Machinery, Energy & Transportation	35,773	6,055	827	21	—	42,676	6,903	19%

Financial Products Segment	2,993	—	—	—	100	3,093	100	3%
Corporate Items and Eliminations	(229)	—	—	—	(78)	(307)	(78)
Financial Products Revenues	2,764	—	—	—	22	2,786	22	1%

Consolidated Sales and Revenues	$38,537	$6,055	$827	$21	$22	$45,462	$6,925	18%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues		Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg
2017
Construction Industries	$8,742	16%	$1,396	32%	$3,760	15%	$5,235	39%	$19,133	23%	$107	37%	$19,240	23%
Resource Industries	2,582	25%	1,281	28%	1,775	51%	1,866	26%	7,504	31%	357	26%	7,861	31%
Energy & Transportation	7,959	19%	1,261	14%	4,431	5%	2,313	(5%)	15,964	11%	3,418	35%	19,382	14%
All Other Segments	70	52%	3	—%	54	93%	51	(18%)	178	28%	392	(3%)	570	5%
Corporate Items and Eliminations	(97)		(1)		(6)		1		(103)		(4,274)		(4,377)
Machinery, Energy & Transportation	19,256	19%	3,940	25%	10,014	16%	9,466	23%	42,676	19%	—	—%	42,676	19%

Financial Products Segment	2,006	8%	306	(9%)	418	4%	363	(8%)	3,093	3%	—	—%	3,093	3%
Corporate Items and Eliminations	(190)		(46)		(19)		(52)		(307)		—		(307)
Financial Products Revenues	1,816	5%	260	(11%)	399	4%	311	(12%)	2,786	1%	—	—%	2,786	1%

Consolidated Sales and Revenues	$21,072	17%	$4,200	22%	$10,413	15%	$9,777	21%	$45,462	18%	$—	—%	$45,462	18%

2016
Construction Industries	$7,529		$1,059		$3,270		$3,754		$15,612		$78		$15,690
Resource Industries	2,068		1,001		1,179		1,478		5,726		284		6,010
Energy & Transportation	6,680		1,104		4,201		2,426		14,411		2,540		16,951
All Other Segments	46		3		28		62		139		405		544
Corporate Items and Eliminations	(98)		(3)		(9)		(5)		(115)		(3,307)		(3,422)
Machinery, Energy & Transportation	16,225		3,164		8,669		7,715		35,773		—		35,773

Financial Products Segment	1,862		336		401		394		2,993		—		2,993
Corporate Items and Eliminations	(125)		(45)		(17)		(42)		(229)		—		(229)
Financial Products Revenues	1,737		291		384		352		2,764		—		2,764

Consolidated Sales and Revenues	$17,962		$3,455		$9,053		$8,067		$38,537		$—		$38,537

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
Operating profit for 2017 was $4.460 billion, compared with $1.162 billion in 2016. The increase of $3.298 billion was primarily due to higher sales volume, improved price realization and the absence of a goodwill impairment charge in Resource Industries in 2016. An increase in SG&A/R&D expenses and restructuring costs was partially offset by lower manufacturing costs.
SG&A/R&D expenses increased primarily due to higher short-term incentive compensation expense, partially offset by the favorable impact of restructuring and cost reduction actions. These actions primarily impacted research and development (R&D) expenses.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Short-term incentive compensation expense was about $1.4 billion in 2017, significantly above targeted levels, compared with about $250 million in 2016.
In 2017, we incurred $1.227 billion of restructuring costs with about half related to the closure of the facility in Gosselies, Belgium, and the remainder related to other restructuring actions across the company. In 2016, restructuring costs were $1.012 billion, primarily related to Resource Industries and Energy & Transportation.
Manufacturing costs were lower primarily due to the favorable impact from cost absorption and efficiencies, partially offset by higher short-term incentive compensation expense. Cost absorption was favorable as inventory increased in 2017, and decreased in 2016. Material costs were slightly unfavorable in 2017, as higher steel costs were partially offset by cost reduction actions.

Profit (Loss) by Segment
(Millions of dollars)	2017	2016	$ Change	% Change
Construction Industries	$3,255	$1,639	$1,616	99%
Resource Industries	698	(1,045)	1,743	n/a
Energy & Transportation	2,856	2,187	669	31%
All Other Segments	(44)	(85)	41	48%
Corporate Items and Eliminations	(2,659)	(1,943)	(716)
Machinery, Energy & Transportation	4,106	753	3,353	445%

Financial Products Segment	792	702	90	13%
Corporate Items and Eliminations	(116)	(53)	(63)
Financial Products	676	649	27	4%
Consolidating Adjustments	(322)	(240)	(82)
Consolidated Operating Profit	$4,460	$1,162	$3,298	284%

Other Profit/Loss Items

•
Other income/expense in 2017 was income of $153 million, compared with a loss of $518 million in 2016. The improvement was primarily due to a decrease in mark-to-market losses related to pension and OPEB plans, a pretax gain on the sale of Caterpillar's equity investment in IronPlanet, gains on sale of securities and an increase in interest income. The favorable change was partially offset by an unfavorable net impact from currency translation and hedging gains and losses. Currency translation and hedging net losses in 2017 were significantly higher than the net losses in 2016.

•
The provision for income taxes for 2017 reflects an annual effective tax rate of 27.7 percent, compared with 36.4 percent for the full-year 2016, excluding the items discussed below. The effective tax rate related to 2017 full-year adjusted profit before tax, excluding a discrete benefit from stock-based compensation awards, was 27 percent, compared with 26 percent in 2016.

The provision for income taxes for 2017 also included a charge of $2.371 billion due to the enactment of U.S. tax reform legislation on December 22, 2017. The provisionally estimated charge included a $596 million write-down of net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, with the remainder primarily related to the cost of a mandatory deemed repatriation of non-U.S. earnings. The 2017 provision for income taxes also included the following:

•
A non-cash benefit of $111 million, net of U.S. federal tax at 35 percent, from reductions in the valuation allowance against U.S. state deferred tax assets due to improved profits in the United States.

•	A tax benefit of $64 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

•	A charge of $15 million for an increase in prior year taxes related to the Gosselies, Belgium, facility restructuring costs.
The provision for income taxes for 2016 also included a non-cash charge of $141 million, net of U.S. federal tax at 35 percent, for increases in the valuation allowance against U.S. state deferred tax assets.
Construction Industries
Construction Industries’ total sales were $19.240 billion in 2017, compared with $15.690 billion in 2016. The increase was due to higher sales volume and favorable price realization.

•
Sales volume increased due to higher end-user demand, primarily for equipment in Asia/Pacific and North America. In addition, sales volume increased due to favorable changes in dealer inventories, as inventories decreased in 2016 and increased in 2017.

•	Although market conditions remained competitive, price realization was favorable due to a particularly weak pricing environment in 2016, and previously implemented price increases impacting 2017.
Sales increased across all regions with the largest increases in Asia/Pacific and North America.

•	Sales in Asia/Pacific were higher as a result of an increase in end-user demand, primarily in China, stemming from increased building construction and infrastructure investment.

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

Construction Industries’ profit was $3.255 billion in 2017, compared with $1.639 billion in 2016. The increase in profit was primarily due to higher sales volume and favorable price realization. SG&A/R&D expenses were unfavorable primarily due to higher short-term incentive compensation expense.
Construction Industries’ profit as a percent of total sales was 16.9 percent in 2017, compared with 10.4 percent in 2016.
Resource Industries
Resource Industries’ total sales were $7.861 billion in 2017, an increase of $1.851 billion, or 31 percent, from 2016. Sales increased due to higher end-user demand for aftermarket parts and equipment and the favorable impact of changes in dealer inventories. Positive commodity price trends in 2017 drove improved market conditions and better financial health of mining companies. After a number of years of low investment, miners began to increase capital expenditures in 2017, reflecting more confidence in their end markets. Idle mining trucks on customer sites also decreased in 2017. These changes resulted in higher sales for aftermarket parts to support increased mining activity as well as maintenance and rebuild activities and, by the second half of 2017, resulted in higher end-user demand for mining equipment. Dealer inventories increased in 2017, compared with a significant decrease in 2016.
Resource Industries’ profit was $698 million in 2017, compared with a loss of $1.045 billion in 2016. The improvement was partially due to the absence of a goodwill impairment charge of $595 million in 2016. Higher sales volume, lower manufacturing costs and favorable price realization also contributed to increased profit. Manufacturing costs were lower primarily due to a favorable impact from cost absorption, lower period manufacturing costs and efficiencies. Cost absorption was favorable as inventory increased in 2017, to support higher production volumes and decreased in 2016. Period manufacturing costs were lower primarily due to the favorable impact of restructuring and cost reduction actions, partially offset by an increase in short-term incentive compensation expense.
Resource Industries’ profit as a percent of total sales was 8.9 percent in 2017, compared with a loss as a percent of total sales of 17.4 percent in 2016.
Energy & Transportation
Energy & Transportation’s total sales were $19.382 billion in 2017, compared with $16.951 billion in 2016. The increase was primarily due to higher sales in oil and gas and industrial applications.

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
Energy & Transportation’s profit was $2.856 billion in 2017, compared with $2.187 billion in 2016. The increase was primarily due to higher sales volume, partially offset by higher SG&A/R&D expenses and manufacturing costs. The increase in SG&A/R&D expenses was primarily due to higher short-term incentive compensation expense. Manufacturing costs were higher primarily due to higher short-term incentive compensation expense, partially offset by favorable impact from cost absorption and improved material costs. Cost absorption was favorable as inventory increased in 2017, compared with a decrease in 2016.
Energy & Transportation’s profit as a percent of total sales was 14.7 percent in 2017, compared with 12.9 percent in 2016.

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
Corporate Items and Eliminations
Expense for corporate items and eliminations was $2.775 billion in 2017, which was an increase of $779 million compared with 2016. The increase in expense was a result of higher restructuring costs, methodology differences, timing differences and an increase in short-term incentive compensation expense.

RESTRUCTURING COSTS

Restructuring costs for 2018, 2017 and 2016 were as follows:

(Millions of dollars)	2018	2017	2016
Employee separations [1]	$112	$525	$297
Contract terminations [1]	7	183	62
Long-lived asset impairments [1]	93	346	391
Defined benefit plan curtailments and termination benefits [2]	(8)	29	7
Other [3]	182	173	262
Total restructuring costs	$386	$1,256	$1,019

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs, equipment relocation and inventory write-downs, and also LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2018 were primarily related to ongoing facility closures across the company. In 2017, about half of the restructuring costs were related to the closure of the facility in Gosselies, Belgium, within Construction Industries, and the remainder was related to other restructuring actions across the company. The restructuring costs in 2016 were primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs in 2016 resulted from our decision to discontinue production of on-highway vocational trucks within Energy & Transportation and other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	$85

Most of the remaining liability balance as of December 31, 2018 is expected to be paid in 2019.

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which led to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site were phased out by the end of the second quarter of 2018. The program concluded in 2018, and we incurred a total of $647 million of restructuring costs (primarily in 2017) under this program. These costs were primarily related to employee separation costs, long-lived asset impairments and other costs which were partially offset by a LIFO inventory decrement benefit.

Restructuring costs for the year ended December 31, 2016 were $1,019 million. Throughout 2016, we initiated the following restructuring plans:

•
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We recognized $104 million of restructuring costs, primarily related to long-lived asset impairments and sales discounts.

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

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures that occurred through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint which led to the Gosselies, Belgium, facility closure as discussed above. We incurred $121 million, $817 million and $281 million of restructuring costs associated with these actions in 2018, 2017 and 2016, respectively. Total restructuring costs incurred since the inception of the Plan were $1,788 million. The remaining costs of approximately $50 million related to the Plan are expected to be recognized in 2019.

Although we expect restructuring to continue as part of ongoing business activities, restructuring costs are anticipated to be lower in 2019 than 2018. We are expecting about $300 million of cost reduction in 2019 from lower operating costs, primarily SG&A expenses and Cost of goods sold primarily resulting from 2018 restructuring actions.

GLOSSARY OF TERMS

1.	Adjusted Operating Profit Margin - Operating profit excluding restructuring costs as a percent of sales and revenues.

2.
Adjusted Profit Per Share - Profit per share excluding restructuring costs, pension and OPEB mark-to-market losses, certain deferred tax valuation allowance adjustments and the impact of the U.S. tax reform. For 2017, adjusted profit per share also excludes a gain on the sale of an equity investment in IronPlanet.

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

10.
Energy & Transportation - A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America.

11.
Financial Products Segment - Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of our equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.

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

16.
Mark-to-market gains/losses - Represents the net gain or loss of actual results differing from our assumptions and the effects of changing assumptions for our defined benefit pension and OPEB plans. These gains and losses are immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

17.	Pension and Other Postemployment Benefit (OPEB) - The company’s defined-benefit pension and postretirement benefit plans.

18.
Price Realization - The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

19.
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

20.
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

21.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2018, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended 2018 with $7.86 billion of cash, a decrease of $404 million from year-end 2017. We intend to maintain a strong cash and liquidity position.

Our cash balances are held in numerous locations throughout the world with approximately $6.9 billion held by our non-U.S. subsidiaries. As a result of U.S. tax reform legislation enacted in December 2017, we expect to be able to use cash held by non-U.S. subsidiaries in the United States in the future with minimal tax consequences.

Consolidated operating cash flow for 2018 was $6.56 billion, up from $5.71 billion in 2017. The increase was due to higher profit in 2018 adjusted for non-cash items. Profit in 2017 included a non-cash charge related to U.S. tax reform legislation enacted in December 2017. The most significant driver of higher profit was an increase in sales volume in 2018. This improvement was mostly offset by higher working capital requirements to support increasing production volumes and higher short-term incentive compensation payments. See further discussion of operating cash flow under ME&T and Financial Products.

Total debt as of December 31, 2018 was $36.55 billion, an increase of $1.68 billion from year-end 2017. Debt related to Financial Products increased $1.60 billion, primarily due to increased portfolio funding requirements. Debt related to ME&T increased $79 million in 2018. During 2018, we repurchased $3.80 billion of Caterpillar common stock.

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2018 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2019.

•	The three-year facility, as amended in September 2018, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2021.

•	The five-year facility, as amended in September 2018, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2023.

At December 31, 2018, Caterpillar's consolidated net worth was $14.07 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2018, Cat Financial's covenant interest coverage ratio was 1.56 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2018, Cat Financial's six-month covenant leverage ratio was 7.69 to 1 and year-end covenant leverage ratio was 8.33 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2018, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of December 31, 2018 were:

	December 31, 2018
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,577	—	4,577
Total credit lines available	15,077	2,750	12,327
Less: Commercial paper outstanding	(4,759)	—	(4,759)
Less: Utilized credit	(1,172)	—	(1,172)
Available credit	$9,146	$2,750	$6,396

The other consolidated credit lines with banks as of December 31, 2018 totaled $4.58 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Moody’s rates our debt as “low-A”, while Fitch and S&P maintain a “mid-A” debt rating. This split rating has not had a material impact on our borrowing costs or our overall financial health. However, a downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T's operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products' operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation

Net cash provided by operating activities was $6.35 billion in 2018, compared with $5.46 billion in 2017. The increase was primarily due to higher profit in 2018 adjusted for non-cash items. Profit in 2017 included a non-cash charge related to U.S. tax reform legislation enacted in December 2017. The most significant driver of higher profit was an increase in sales volume during 2018. This improvement was mostly offset by higher working capital requirements to support increasing production volumes and higher short-term incentive compensation payments. Within working capital, changes to accounts payable, inventories and customer advances unfavorably impacted cash flow, but were partially offset by changes to accounts receivable.

Net cash used for investing activities in 2018 was $1.19 billion, compared with net cash used of $727 million in 2017. The change was primarily due to the acquisition of ECM S.p.A. and Downer Freight Rail in 2018 and increased capital expenditures.

Net cash used for financing activities during 2018 was $5.47 billion, compared with net cash used of $2.58 billion in 2017. The change was primarily due to the repurchase of $3.80 billion of Caterpillar common stock in 2018, partially offset by lower payments on debt in 2018, as 2017 included the early retirement of $900 million of debt due in December 2018 and a long-term debt maturity of $500 million.

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

Strong financial position — Our top priority is to maintain a strong financial position in support of a Mid-A rating. We track a diverse group of financial metrics that focus on liquidity, leverage, cash flow and margins aligned with our cash deployment actions and the various methodologies used by the major credit rating agencies.

Operational excellence and commitments — Capital expenditures were $1.22 billion during 2018, compared to $916 million in 2017. We expect ME&T's capital expenditures in 2019 to be about $1.4 billion. Contributions to our pension and OPEB plans were $1.35 billion and $1.61 billion in 2018 and 2017, respectively. Both years included a $1.0 billion discretionary contribution to our U.S. pension plans. We expect to make approximately $315 million of contributions to our pension and OPEB plans in 2019.

Fund strategic growth initiatives and return capital to shareholders — We intend to fund initiatives that drive long-term profitable growth that will be focused in the areas of expanded offerings and services, including acquisitions. In 2018, we acquired ECM S.p.A. and Downer Freight Rail. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends paid totaled $1.95 billion in 2018, representing 78 cents per share paid in the first and second quarter, and 86 cents per share paid in the third quarter and fourth quarter. In January 2014, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2014 Authorization), which expired on December 31, 2018. As of January 1, 2018, $5.47 billion remained available under the 2014 Authorization, and in 2018, we repurchased $3.80 billion of Caterpillar common stock. In July 2018, the Board of Directors approved a new share repurchase authorization of up to $10 billion of Caterpillar common stock effective January 1, 2019, with no expiration. Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis; however, we plan to consistently repurchase common stock with the intent to, at a minimum, offset the impact of dilution over time. The timing and amount of future repurchases may vary depending on operating cash flow, market conditions and investing priorities. Caterpillar's basic shares outstanding as of December 31, 2018 were approximately 576 million.

Financial Products

Financial Products operating cash flow was $1.52 billion in 2018, compared with $1.35 billion in 2017. Net cash used for investing activities was $2.78 billion in 2018, compared with $596 million in 2017. The change was primarily due to the impact of portfolio related activity. Net cash provided by financing activities in 2018 was $1.26 billion, compared with net cash used for financing activities of $1.82 billion in 2017. The change was primarily due to higher portfolio funding requirements and a lower dividend payment to Machinery, Energy & Transportation.

Contractual obligations

The company has committed cash outflow related to long-term debt, operating lease agreements, postretirement benefit obligations, purchase obligations, interest on long-term debt and other long-term contractual obligations. As of December 31, 2018, minimum payments for these obligations were:

(Millions of dollars)	2019	2020-2021	2022-2023	After 2023	Total
Long-term debt:
Machinery, Energy & Transportation (excluding capital leases)	$2	$1,374	$588	$6,189	$8,153
Machinery, Energy & Transportation-capital leases	8	63	16	32	119
Financial Products	5,823	11,330	4,224	1,490	22,867
Total long-term debt [1]	5,833	12,767	4,828	7,711	31,139
Operating leases	205	265	117	185	772

Postretirement benefit obligations [2]	315	680	1,200	2,850	5,045
Purchase obligations:
Accounts payable [3]	7,051	—	—	—	7,051
Purchase orders [4]	6,451	—	—	—	6,451
Other contractual obligations [5]	267	41	—	—	308
Total purchase obligations	13,769	41	—	—	13,810
Interest on long-term debt [6]	921	1,399	878	5,792	8,990
Other long-term obligations [7]	564	819	416	362	2,161
Total contractual obligations	$21,607	$15,971	$7,439	$16,900	$61,917

[1]	Amounts exclude unamortized discounts, a non-cash settlement for a capital lease, debt issuance costs, and fair value adjustments.

[2]	Amounts represent expected contributions to our pension and other postretirement benefit plans through 2028, offset by expected Medicare Part D subsidy receipts.

[3]	Amount represents invoices received and recorded as liabilities in 2018, but scheduled for payment in 2019. These represent short-term obligations made in the ordinary course of business.

[4]	Amount represents contractual obligations for material and services on order at December 31, 2018 but not yet delivered. These represent short-term obligations made in the ordinary course of business.

[5]	Amounts represent long-term commitments entered into with key suppliers for minimum purchases quantities.

[6]	Amounts represent estimated contractual interest payments on long-term debt, including capital lease interest payments.

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

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1,796 million at December 31, 2018.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

Off-balance sheet arrangements

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Information related to guarantees appears in Note 21 – “Guarantees and product warranty” of Part II, Item 8 “Financial Statements and Supplementary Data”.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair values for goodwill impairment tests, warranty liability, stock-based compensation, reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

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

At December 31, 2018, the aggregate residual value of equipment on operating leases was $2.21 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10% non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $80 million of additional annual depreciation expense.

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

Our annual impairment tests completed in the fourth quarter of 2018 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill. Caterpillar’s market capitalization has remained significantly above the net book value of the Company.

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

Beginning in 2018, the fair value of Restricted Stock Units (RSUs) and Performance-based Restricted Stock Units (PRSUs) is determined as the closing stock price on the date of grant, as holders of these awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of Common Stock. Prior to 2018, RSUs and PRSUs were not credited dividend equivalent units and the fair value was determined by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends were based on Caterpillar’s quarterly dividend per share at the time of grant.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1,544 million and $1,426 million as of December 31, 2018 and 2017, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

Income taxes – We are subject to the income tax laws of the many jurisdictions in which we operate.  These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation.  In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.  Our income tax positions and analysis are based on currently enacted tax law.  Future changes in tax law or related interpretations could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Changes in tax law are reflected in the period of enactment with related interpretations considered in the period received.  On January 15, 2019, the U.S. Treasury issued final regulations providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings. We are currently evaluating the impact of these regulations and will recognize any resulting adjustments in the first quarter of 2019.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date.  To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits.  The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.  Adjustments related to positions impacting the effective tax rate affect the provision for income taxes.  Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities. For tax years 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by Caterpillar SARL (CSARL), based on the IRS examination team’s application of “substance-over-form” or “assignment-of-income” judicial doctrines. CSARL is primarily taxable locally in Switzerland.  We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. The purchase of parts by CSARL from unrelated parties and the subsequent sale of those parts to unrelated dealers outside the United States have substantial legal, commercial, and economic consequences for the parties involved.   Therefore, we have concluded that the largest amount of benefit that is more likely than not to be sustained related to this position is the entire benefit.  As a result, no amount related to these IRS adjustments is reflected in unrecognized tax benefits. We have filed U.S. income tax returns on this same basis for years after 2012.  We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

We recognized expense of $415 million, $342 million and $957 million in 2018, 2017 and 2016, respectively, related to our defined benefit pension and OPEB plans. The increase in expense in 2018 compared to 2017 was primarily due to higher net mark-to-market losses in 2018 compared to 2017. This was partially offset by a higher expected return on plan assets and curtailment gains compared to curtailment and termination charges in 2017. The decrease in expense in 2017 compared to 2016 was primarily due to lower net mark-to-market losses in 2017 compared to 2016. This was partially offset by an unfavorable change in amortization of prior service credits, curtailment and termination charges and a lower expected return on plan assets.

The primary factors that resulted in mark-to-market losses for 2018, 2017 and 2016 are described below. The net mark-to-market losses were included in Other income (expense) in the Results of Operations.

•
2018 net mark-to-market loss of $495 million - Primarily due to the difference between the actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of negative 5.4 percent compared to an expected rate of return of 6.3 percent). This was partially offset by higher discount rates at the end of 2018 compared to the end of 2017.

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

In the fourth quarter of 2017, the company reviewed and made changes to the mortality assumptions primarily for our U.S. pension plans which resulted in an overall increase in the life expectancy of plan participants. As of December 31, 2017 these changes resulted in an increase in our Liability for postemployment benefits of approximately $290 million. In the fourth quarter of 2016, the company adopted new mortality improvement scales released by the Society of Actuaries for our U.S. pension and OPEB plans. As of December 31, 2016, this resulted in an increase in our Liability for postemployment benefits of approximately $200 million.

In the first quarter of 2017, we announced the closure of our Gosselies, Belgium facility. This announcement impacted certain employees that participated in a defined benefit pension plan and resulted in a net loss of $20 million in the first quarter of 2017 for curtailment and termination benefits.

We expect our total defined benefit pension and OPEB expense (excluding the impact of mark-to-market gains and losses) to increase approximately $260 million in 2019. This increase is primarily due to a lower expected return on plan assets (U.S. pension plans have an expected rate of return of 5.9 percent in 2019 compared to 6.3 percent in 2018).

In general, our strategy for both the U.S. and the non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. For our U.S. pension plans, our year-end 2018 asset allocation was 70 percent fixed income, 27 percent equities and 3 percent other. Our current U.S. pension target asset allocation is 70 percent fixed income and 30 percent equities. The target allocation is revisited periodically to ensure it reflects our overall objectives. The U.S. plans are rebalanced to within the appropriate target asset allocation ranges on a monthly basis.
The year-end 2018 asset allocation for our non-U.S. pension plans was 78 percent fixed income, 13 percent equities, 5 percent real estate and 4 percent other. The 2018 weighted-average target allocation for our non-U.S. pension plans was also 78 percent fixed income, 13 percent equities, 5 percent real estate and 4 percent other. The target allocations for each plan vary based upon local statutory requirements, demographics of the plan participants and funded status. The frequency of rebalancing for the non-U.S. plans varies depending on the plan.

Contributions to our pension and OPEB plans were $1.4 billion and $1.6 billion in 2018 and 2017, respectively. Both years included a $1.0 billion discretionary contribution to our U.S. pension plans. We expect to make approximately $315 million of contributions to our pension and OPEB plans in 2019. We believe we have adequate resources to fund both pension and OPEB plans.

Effective January 1, 2018, we adopted new accounting guidance issued by the FASB related to the presentation of net periodic pension costs and net periodic postretirement benefit costs. The change in presentation was applied retrospectively to prior years. For further information see Note 1J - "Operations and summary of significant accounting policies - New Accounting Guidance" of Part II, Item 8 "Financial Statements and Supplementary Data."

Actuarial assumptions have a significant impact on both pension and OPEB expenses. The effects of a one percentage point change in our primary actuarial assumptions on 2018 benefit costs and year-end obligations are included in the table below.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in our primary actuarial assumptions on 2018 pension and OPEB costs and obligations are as follows:

	2018 Benefit Cost		Year-end Benefit Obligation
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension benefits:
Assumed discount rate	$64	$(85)	$(1,625)	$1,970
Expected rate of compensation increase	1	(2)	5	(5)
Expected long-term rate of return on plan assets	(129)	129	—	—
Non-U.S. Pension benefits:
Assumed discount rate	7	(11)	(560)	720
Expected rate of compensation increase	7	(6)	41	(36)
Expected long-term rate of return on plan assets	(42)	42	—	—
Other postretirement benefits:
Assumed discount rate	9	(12)	(318)	377
Expected rate of compensation increase	—	—	—	—
Expected long-term rate of return on plan assets	(4)	4	—	—
Assumed health care cost trend rate	14	(11)	138	(117)

Primary Actuarial Assumptions
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations, end of year:
Discount rate	4.2%	3.5%	4.0%	2.5%	2.4%	2.5%	4.2%	3.6%	4.0%
Rate of compensation increase	4.0%	4.0%	4.0%	3.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	3.7%	4.2%	4.5%	2.3%	2.4%	2.9%	3.5%	3.9%	4.2%
Discount rate used to measure interest cost	3.2%	3.3%	3.4%	2.2%	2.3%	2.8%	3.2%	3.3%	3.3%
Expected rate of return on plan assets	6.3%	6.7%	6.9%	5.2%	5.9%	6.1%	7.5%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	3.6%	4.0%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							6.1%	6.1%	6.6%
Rate that the cost trend rate gradually declines to							5.0%	5.0%	5.0%
Year that the cost trend rate reaches ultimate rate							2025	2022	2022

SENSITIVITY

Foreign Exchange Rate Sensitivity

Machinery, Energy & Transportation operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. Based on the anticipated and firmly committed cash inflow and outflow for our Machinery, Energy & Transportation operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2019 cash flow for our Machinery, Energy & Transportation operations by approximately $250 million. Last year similar assumptions and calculations yielded a potential $200 million adverse impact on 2018 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Japanese yen, British pound, Indian rupee, Swiss franc and Australian dollar.

Interest Rate Sensitivity

For our Machinery, Energy & Transportation operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2019 pre-tax earnings of Machinery, Energy & Transportation. Last year, similar assumptions and calculations yielded a minimal impact to 2018 pre-tax earnings.

For our Financial Products operations, we use interest rate derivative instruments primarily to meet our match-funding objectives and strategies. We have a match-funding policy whereby the interest rate profile (fixed or floating rate) of our debt portfolio is matched to the interest rate profile of our earning asset portfolio (finance receivables and operating leases) within certain parameters. In connection with that policy, we use interest rate derivative instruments to modify the debt structure. Match funding assists us in maintaining our interest rate spreads, regardless of the direction interest rates move.

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2018 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2019 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2018 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of several significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs, which are incurred in the current year to generate longer term benefits, (ii) pension and OPEB mark-to-market losses resulting from plan remeasurements, (iii) certain deferred tax valuation allowance adjustments, (iv) U.S. tax reform impact and (v) a gain on the sale of an equity investment. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide useful perspective on underlying business results and trends, and a means to assess our period-over-period results.

Reconciliations of adjusted operating profit margin to the most directly comparable GAAP measure, operating profit as a percent of sales and revenues are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Operating profit as a percent of total sales and revenues	13.1%	10.8%	15.2%	9.8%
Restructuring costs	0.7%	1.9%	0.7%	2.7%
Adjusted operating profit margin	13.8%	12.7%	15.9%	12.5%

Reconciliations of adjusted profit before taxes to the most directly comparable GAAP measure, consolidated profit before taxes, are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
(millions of dollars)	2018	2017	2018	2017
Profit before taxes	$1,367	$1,111	$7,822	$4,082
Restructuring costs	$93	$245	$386	$1,256
Mark-to-market losses	$495	$301	$495	$301
Gain on sale of equity investment	$—	$—	$—	$(85)
Adjusted profit before taxes	$1,955	$1,657	$8,703	$5,554

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, diluted profit per share, are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2018	2017	2018	2017
Profit (Loss) per share - diluted	$1.78	$(2.18)	$10.26	$1.26
Per share restructuring costs [1]	$0.13	$0.31	$0.50	$1.68
Per share mark-to-market losses [2]	$0.66	$0.26	$0.64	$0.26
Per share deferred tax valuation allowance adjustments	$(0.11)	$(0.18)	$(0.01)	$(0.18)
Per share U.S. tax reform impact	$0.09	$3.91	$(0.17)	$3.95
Per share gain on sale of equity investment[2]	$—	$—	$—	$(0.09)
Adjusted profit per share	$2.55	$2.16	$11.22	$6.88

1 At statutory tax rates. 2017 is prior to consideration of U.S. tax reform. Full year 2017 also includes $15 million increase to prior year taxes related to non-U.S. restructuring costs.
2 At statutory tax rates. 2017 is prior to consideration of U.S. tax reform.
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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 61 to 63 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Supplemental Data for Results of Operations
For The Years Ended December 31
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation [1]			Financial Products			Consolidating Adjustments
(Millions of dollars)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018		2017		2016
Sales and revenues:
Sales of Machinery, Energy & Transportation	$51,822	$42,676	$35,773	$51,822	$42,676	$35,773	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	2,900	2,786	2,764	—	—	—	3,362	3,167	3,065	(462)	[2]	(381)	[2]	(301)	[2]
Total sales and revenues	54,722	45,462	38,537	51,822	42,676	35,773	3,362	3,167	3,065	(462)		(381)		(301)

Operating costs:
Cost of goods sold	36,997	31,260	28,044	36,998	31,261	28,046	—	—	—	(1)	[3]	(1)	[3]	(2)	[3]
Selling, general and administrative expenses	5,478	4,999	4,383	4,675	4,411	3,826	825	604	573	(22)	[3]	(16)	[3]	(16)	[3]
Research and development expenses	1,850	1,842	1,853	1,850	1,842	1,853	—	—	—	—		—		—
Interest expense of Financial Products	722	646	596	—	—	—	756	667	611	(34)	[4]	(21)	[4]	(15)	[4]
Goodwill impairment charge	—	—	595	—	—	595	—	—	—	—		—		—
Other operating (income) expenses	1,382	2,255	1,904	144	1,056	700	1,259	1,220	1,232	(21)	[3]	(21)	[3]	(28)	[3]
Total operating costs	46,429	41,002	37,375	43,667	38,570	35,020	2,840	2,491	2,416	(78)		(59)		(61)
Operating profit	8,293	4,460	1,162	8,155	4,106	753	522	676	649	(384)		(322)		(240)
Interest expense excluding Financial Products	404	531	505	448	622	553	—	—	—	(44)	[4]	(91)	[4]	(48)	[4]
Other income (expense)	(67)	153	(518)	(391)	(170)	(753)	(16)	92	43	340	[5]	231	[5]	192	[5]

Consolidated profit (loss) before taxes	7,822	4,082	139	7,316	3,314	(553)	506	768	692	—		—		—
Provision (benefit) for income taxes	1,698	3,339	192	1,574	3,317	(24)	124	22	216	—		—		—
Profit (loss) of consolidated companies	6,124	743	(53)	5,742	(3)	(529)	382	746	476	—		—		—
Equity in profit (loss) of unconsolidated affiliated companies	24	16	(6)	24	16	(6)	—	—	—	—		—		—
Equity in profit of Financial Products’ subsidiaries	—	—	—	362	738	470	—	—	—	(362)	[6]	(738)	[6]	(470)	[6]

Profit (loss) of consolidated and affiliated companies	6,148	759	(59)	6,128	751	(65)	382	746	476	(362)		(738)		(470)

Less: Profit (loss) attributable to noncontrolling interests	1	5	8	(19)	(3)	2	20	8	6	—		—		—

Profit (loss) [7]	$6,147	$754	$(67)	$6,147	$754	$(67)	$362	$738	$470	$(362)		$(738)		$(470)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit (loss) attributable to common shareholders.

Supplemental Data for Financial Position
At December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation [1]		Financial Products		Consolidating Adjustments
(Millions of dollars)	2018	2017	2018	2017	2018	2017	2018		2017
Assets
Current assets:
Cash and short-term investments	$7,857	$8,261	$6,968	$7,381	$889	$880	$—		$—
Receivables - trade and other	8,802	7,436	4,677	4,596	401	343	3,724	[2,3]	2,497	[2,3]
Receivables - finance	8,650	8,757	—	—	13,989	12,985	(5,339)	[3]	(4,228)	[3]
Prepaid expenses and other current assets	1,765	1,772	1,227	1,099	583	679	(45)	[4]	(6)	[4]
Inventories	11,529	10,018	11,529	10,018	—	—	—		—
Total current assets	38,603	36,244	24,401	23,094	15,862	14,887	(1,660)		(1,737)

Property, plant and equipment - net	13,574	14,155	9,085	9,823	4,489	4,332	—		—
Long-term receivables - trade and other	1,161	990	302	229	204	162	655	[2,3]	599	[2,3]
Long-term receivables - finance	13,286	13,542	—	—	13,951	14,170	(665)	[3]	(628)	[3]
Investments in Financial Products subsidiaries	—	—	3,672	4,064	—	—	(3,672)	[5]	(4,064)	[5]
Noncurrent deferred and refundable income taxes	1,439	1,693	2,015	2,166	116	101	(692)	[6]	(574)	[6]
Intangible assets	1,897	2,111	1,897	2,106	—	5	—		—
Goodwill	6,217	6,200	6,217	6,183	—	17	—		—
Other assets	2,332	2,027	886	822	1,446	1,205	—		—
Total assets	$78,509	$76,962	$48,475	$48,487	$36,068	$34,879	$(6,034)		$(6,404)

Liabilities
Current liabilities:
Short-term borrowings	$5,723	$4,837	$—	$1	$5,723	$4,836	$—		$—
Short-term borrowings with consolidated companies	—	—	—	—	1,500	1,623	(1,500)	[7]	(1,623)	[7]
Accounts payable	7,051	6,487	6,972	6,330	194	265	(115)	[8]	(108)	[8]
Accrued expenses	3,573	3,220	3,212	2,880	361	340	—		—
Accrued wages, salaries and employee benefits	2,384	2,559	2,350	2,504	34	55	—		—
Customer advances	1,243	1,426	1,243	1,426	—	—	—		—
Dividends payable	495	466	495	466	—	—	—		—
Other current liabilities	1,919	1,742	1,532	1,327	433	423	(46)	[6,9]	(8)	[6,9]
Long-term debt due within one year	5,830	6,194	10	6	5,820	6,188	—		—
Total current liabilities	28,218	26,931	15,814	14,940	14,065	13,730	(1,661)		(1,739)
Long-term debt due after one year	25,000	23,847	8,015	7,958	16,995	15,918	(10)	[7]	(29)	[7]
Liability for postemployment benefits	7,455	8,365	7,455	8,365	—	—	—		—
Other liabilities	3,756	4,053	3,111	3,458	1,336	1,167	(691)	[6]	(572)	[6]
Total liabilities	64,429	63,196	34,395	34,721	32,396	30,815	(2,362)		(2,340)
Commitments and contingencies
Shareholders’ equity
Common stock	5,827	5,593	5,827	5,593	919	918	(919)	[5]	(918)	[5]
Treasury stock	(20,531)	(17,005)	(20,531)	(17,005)	—	—	—		—
Profit employed in the business	30,427	26,301	30,427	26,301	3,543	3,598	(3,543)	[5]	(3,598)	[5]
Accumulated other comprehensive income (loss)	(1,684)	(1,192)	(1,684)	(1,192)	(943)	(592)	943	[5]	592	[5]
Noncontrolling interests	41	69	41	69	153	140	(153)	[5]	(140)	[5]
Total shareholders’ equity	14,080	13,766	14,080	13,766	3,672	4,064	(3,672)		(4,064)
Total liabilities and shareholders’ equity	$78,509	$76,962	$48,475	$48,487	$36,068	$34,879	$(6,034)		$(6,404)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products' wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation [1]		Financial Products		Consolidating Adjustments
(Millions of dollars)	2018	2017	2018	2017	2018	2017	2018		2017
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$6,148	$759	$6,128	$751	$382	$746	$(362)	[2]	$(738)	[2]
Adjustments for non-cash items:					0
Depreciation and amortization	2,766	2,877	1,895	2,016	871	861	—		—
Undistributed profit of Financial Products	—	—	—	(13)	—	—	—		13	[3]
Actuarial (gain) loss on pension and postretirement benefits	495	301	495	301	—	—	—		—
Provision (benefit) for deferred income taxes	220	1,213	149	1,500	71	(285)	—		(2)	[4]
Other	1,006	750	434	673	178	(175)	394	[4]	252	[4]
Financial Products' dividend in excess of profit	—	—	57	—	—	—	(57)	[5]	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(1,619)	(1,151)	(396)	(649)	6	90	(1,229)	[4,6]	(592)	[4,6]
Inventories	(1,579)	(1,295)	(1,528)	(1,282)	—	—	(51)	[4]	(13)	[4]
Accounts payable	709	1,478	771	1,588	(55)	(85)	(7)	[4]	(25)	[4]
Accrued expenses	101	175	71	169	30	6	—		—
Accrued wages, salaries and employee benefits	(162)	1,187	(141)	1,160	(21)	27	—		—
Customer advances	(183)	(8)	(183)	(8)	—	—	—		—
Other assets—net	41	(192)	16	(186)	(14)	8	39	[4]	(14)	[4]
Other liabilities—net	(1,385)	(388)	(1,421)	(561)	75	157	(39)	[4]	16	[4]
Net cash provided by (used for) operating activities	6,558	5,706	6,347	5,459	1,523	1,350	(1,312)		(1,103)

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(1,276)	(898)	(1,168)	(889)	(108)	(10)	—		1	[4]
Expenditures for equipment leased to others	(1,640)	(1,438)	(53)	(27)	(1,667)	(1,443)	80	[4]	32	[4]
Proceeds from disposals of leased assets and property, plant and equipment	936	1,164	152	192	811	987	(27)	[4]	(15)	[4]
Additions to finance receivables	(12,183)	(11,953)	—	—	(13,595)	(13,920)	1,412	[6,7]	1,967	[6]
Collections of finance receivables	10,901	12,018	—	—	12,513	14,357	(1,612)	[6]	(2,339)	[6]
Net intercompany purchased receivables	—	—	—	—	(1,046)	(732)	1,046	[6]	732	[6]
Proceeds from sale of finance receivables	477	127	—	—	477	127	—		—
Net intercompany borrowings	—	—	112	21	31	—	(143)	[8]	(21)	[8]
Investments and acquisitions (net of cash acquired)	(392)	(59)	(392)	(59)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	16	100	22	100	—	—	(6)	[7]	—
Proceeds from sale of securities	442	932	162	79	280	853	—		—
Investments in securities	(506)	(1,048)	(24)	(198)	(482)	(850)	—		—
Other—net	13	89	2	54	10	35	1	[9]	—
Net cash provided by (used for) investing activities	(3,212)	(966)	(1,187)	(727)	(2,776)	(596)	751		357

Cash flow from financing activities:
Dividends paid	(1,951)	(1,831)	(1,951)	(1,831)	(419)	(725)	419	[10]	725	[10]
Common stock issued, including treasury shares reissued	313	566	313	566	1	—	(1)	[9]	—
Common shares repurchased	(3,798)	—	(3,798)	—	—	—	—		—
Net intercompany borrowings	—	—	(31)	—	(112)	(21)	143	[8]	21	[8]
Proceeds from debt issued (original maturities greater than three months)	8,907	9,063	57	361	8,850	8,702	—		—
Payments on debt (original maturities greater than three months)	(7,829)	(8,388)	(7)	(1,465)	(7,822)	(6,923)	—		—
Short-term borrowings - net (original maturities three months or less)	762	(3,058)	—	(204)	762	(2,854)	—		—
Other—net	(54)	(9)	(54)	(9)	—	—	—		—
Net cash provided by (used for) financing activities	(3,650)	(3,657)	(5,471)	(2,582)	1,260	(1,821)	561		746
Effect of exchange rate changes on cash	(126)	38	(111)	7	(15)	31	—		—
Increase (decrease) in cash and short-term investments and restricted cash	(430)	1,121	(422)	2,157	(8)	(1,036)	—		—
Cash and short-term investments and restricted cash at beginning of period	8,320	7,199	7,416	5,259	904	1,940	—		—
Cash and short-term investments and restricted cash at end of period	$7,890	$8,320	$6,994	$7,416	$896	$904	$—		$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Elimination of Financial Products' dividend to Machinery, Energy & Transportation in excess of Financial Products' profit.

[6]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[7]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

[8]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of change in investment and common stock related to Financial Products.

[10]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 — “Operations and summary of significant accounting policies,” Note 4 —   “Derivative financial instruments and risk management,” Note 18 — “Fair value disclosures” and Note 19 — “Concentration of credit risk” of Part II, Item 8 "Financial Statements and Supplementary Data."  Other information required by Item 7A is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2018, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 66-67.

/s/ D. James Umpleby, III
D. James Umpleby, III
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flow for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Peoria, Illinois
February 14, 2019

We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31
(Dollars in millions except per share data)
	2018	2017	2016
Sales and revenues:
Sales of Machinery, Energy & Transportation	$51,822	$42,676	$35,773
Revenues of Financial Products	2,900	2,786	2,764
Total sales and revenues	54,722	45,462	38,537

Operating costs:
Cost of goods sold	36,997	31,260	28,044
Selling, general and administrative expenses	5,478	4,999	4,383
Research and development expenses	1,850	1,842	1,853
Interest expense of Financial Products	722	646	596
Goodwill impairment charge	—	—	595
Other operating (income) expenses	1,382	2,255	1,904
Total operating costs	46,429	41,002	37,375

Operating profit	8,293	4,460	1,162

Interest expense excluding Financial Products	404	531	505
Other income (expense)	(67)	153	(518)

Consolidated profit before taxes	7,822	4,082	139

Provision (benefit) for income taxes	1,698	3,339	192
Profit (loss) of consolidated companies	6,124	743	(53)

Equity in profit (loss) of unconsolidated affiliated companies	24	16	(6)

Profit (loss) of consolidated and affiliated companies	6,148	759	(59)

Less: Profit (loss) attributable to noncontrolling interests	1	5	8

Profit (loss) [1]	$6,147	$754	$(67)

Profit (loss) per common share	$10.39	$1.27	$(0.11)

Profit (loss) per common share — diluted [2,3]	$10.26	$1.26	$(0.11)

Weighted-average common shares outstanding (millions)
- Basic	591.4	591.8	584.3
- Diluted [2,3]	599.4	599.3	584.3

[1]	Profit (loss) attributable to common shareholders.

[2]	Diluted by assumed exercise of stock-based compensation awards, using the treasury stock method.

[3]	In 2016, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31
(Millions of dollars)
	2018	2017	2016

Profit (loss) of consolidated and affiliated companies	$6,148	$759	$(59)
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2018 - $(24); 2017 - $96; 2016 - $(30)	(396)	765	(17)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2018 - $(6); 2017 - $(26); 2016 - $(69)	(6)	48	118
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2018 - $8; 2017 - $9; 2016 - $21	(28)	(16)	(35)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $(19); 2017 - $2; 2016 - $33	61	(3)	(62)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $31; 2017 - $(44); 2016 - $2	(100)	77	(3)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2018 - $3; 2017 - $(23); 2016 - $(12)	(12)	41	26
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2018 - $0; 2017 - $35; 2016 - $15	—	(65)	(31)

Total other comprehensive income (loss), net of tax	(481)	847	(4)
Comprehensive income (loss)	5,667	1,606	(63)
Less: comprehensive income attributable to the noncontrolling interests	1	5	8
Comprehensive income (loss) attributable to shareholders	$5,666	$1,601	$(71)

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31
(Dollars in millions)
	2018	2017
Assets
Current assets:
Cash and short-term investments	$7,857	$8,261
Receivables – trade and other	8,802	7,436
Receivables – finance	8,650	8,757
Prepaid expenses and other current assets	1,765	1,772
Inventories	11,529	10,018
Total current assets	38,603	36,244

Property, plant and equipment – net	13,574	14,155
Long-term receivables – trade and other	1,161	990
Long-term receivables – finance	13,286	13,542
Noncurrent deferred and refundable income taxes	1,439	1,693
Intangible assets	1,897	2,111
Goodwill	6,217	6,200
Other assets	2,332	2,027
Total assets	$78,509	$76,962

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$1
Financial Products	5,723	4,836
Accounts payable	7,051	6,487
Accrued expenses	3,573	3,220
Accrued wages, salaries and employee benefits	2,384	2,559
Customer advances	1,243	1,426
Dividends payable	495	466
Other current liabilities	1,919	1,742
Long-term debt due within one year:
Machinery, Energy & Transportation	10	6
Financial Products	5,820	6,188
Total current liabilities	28,218	26,931
Long-term debt due after one year:
Machinery, Energy & Transportation	8,005	7,929
Financial Products	16,995	15,918
Liability for postemployment benefits	7,455	8,365
Other liabilities	3,756	4,053
Total liabilities	64,429	63,196
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2018 and 2017 – 814,894,624 shares) at paid-in amount	5,827	5,593
Treasury stock: (2018 – 239,351,886 shares; and 2017 - 217,268,852 shares) at cost	(20,531)	(17,005)
Profit employed in the business	30,427	26,301
Accumulated other comprehensive income (loss)	(1,684)	(1,192)
Noncontrolling interests	41	69
Total shareholders’ equity	14,080	13,766
Total liabilities and shareholders’ equity	$78,509	$76,962

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at January 1, 2016	$5,238	$(17,640)	$29,246	$(2,035)	$76	$14,885
Profit (loss) of consolidated and affiliated companies	—	—	(67)	—	8	(59)
Foreign currency translation, net of tax	—	—	—	(17)	—	(17)
Pension and other postretirement benefits, net of tax	—	—	—	83	—	83
Derivative financial instruments, net of tax	—	—	—	(65)	—	(65)
Available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Change in ownership from noncontrolling interests	(2)	—	—	—	2	—
Dividends declared	—	—	(1,802)	—	—	(1,802)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 4,164,134	(185)	162	—	—	—	(23)
Stock-based compensation expense	218	—	—	—	—	218
Net excess tax benefits from stock-based compensation	(6)	—	—	—	—	(6)
Other	14	—	—	—	—	14
Balance at December 31, 2016	$5,277	$(17,478)	$27,377	$(2,039)	$76	$13,213
Adjustment to adopt stock-based compensation guidance[1]	—	—	15	—	—	15
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit (loss) of consolidated and affiliated companies	—	—	754	—	5	759
Foreign currency translation, net of tax	—	—	—	765	—	765
Pension and other postretirement benefits, net of tax	—	—	—	32	—	32
Derivative financial instruments, net of tax	—	—	—	74	—	74
Available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Change in ownership from noncontrolling interests	4	—	—	—	(3)	1
Dividends declared	—	—	(1,845)	—	—	(1,845)
Distribution to noncontrolling interests	—	—	—	—	(9)	(9)
Common shares issued from treasury stock for stock-based compensation: 11,139,748	93	473	—	—	—	566
Stock-based compensation expense	206	—	—	—	—	206
Other	13	—	—	—	—	13
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance[1]
Revenue recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	$5,593	$(17,005)	$26,265	$(1,203)	$69	$13,719
Profit (loss) of consolidated and affiliated companies	—	—	6,147	—	1	6,148
Foreign currency translation, net of tax	—	—	—	(396)	—	(396)
Pension and other postretirement benefits, net of tax	—	—	—	(34)	—	(34)
Derivative financial instruments, net of tax	—	—	—	(39)	—	(39)
Available-for-sale securities, net of tax	—	—	—	(12)	—	(12)
Change in ownership from noncontrolling interests	(25)	—	—	—	(28)	(53)
Dividends declared	—	—	(1,985)	—	—	(1,985)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 5,590,641	41	272	—	—	—	313
Stock-based compensation expense	197	—	—	—	—	197
Common shares repurchased: 27,673,675 [2]	—	(3,798)	—	—	—	(3,798)
Other	21	—	—	—	—	21
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080

[1]	See Note 1J regarding new accounting guidance.

[2]	See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31
(Millions of dollars)
	2018	2017	2016
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$6,148	$759	$(59)
Adjustments for non-cash items:
Depreciation and amortization	2,766	2,877	3,034
Actuarial (gain) loss on pension and postretirement benefits	495	301	985
Provision (benefit) for deferred income taxes	220	1,213	(431)
Goodwill impairment charge	—	—	595
Other	1,006	750	859
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(1,619)	(1,151)	829
Inventories	(1,579)	(1,295)	1,109
Accounts payable	709	1,478	(200)
Accrued expenses	101	175	(201)
Accrued wages, salaries and employee benefits	(162)	1,187	(708)
Customer advances	(183)	(8)	(41)
Other assets – net	41	(192)	224
Other liabilities – net	(1,385)	(388)	(356)
Net cash provided by (used for) operating activities	6,558	5,706	5,639

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,276)	(898)	(1,109)
Expenditures for equipment leased to others	(1,640)	(1,438)	(1,819)
Proceeds from disposals of leased assets and property, plant and equipment	936	1,164	899
Additions to finance receivables	(12,183)	(11,953)	(9,339)
Collections of finance receivables	10,901	12,018	9,369
Proceeds from sale of finance receivables	477	127	127
Investments and acquisitions (net of cash acquired)	(392)	(59)	(191)
Proceeds from sale of businesses and investments (net of cash sold)	16	100	—
Proceeds from sale of securities	442	932	694
Investments in securities	(506)	(1,048)	(391)
Other – net	13	89	(20)
Net cash provided by (used for) investing activities	(3,212)	(966)	(1,780)

Cash flow from financing activities:
Dividends paid	(1,951)	(1,831)	(1,799)
Common stock issued, including treasury shares reissued	313	566	(23)
Common shares repurchased	(3,798)	—	—
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	57	361	6
- Financial Products	8,850	8,702	5,109
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(7)	(1,465)	(533)
- Financial Products	(7,822)	(6,923)	(6,035)
Short-term borrowings – net (original maturities three months or less)	762	(3,058)	140
Other – net	(54)	(9)	(8)
Net cash provided by (used for) financing activities	(3,650)	(3,657)	(3,143)
Effect of exchange rate changes on cash	(126)	38	(28)
Increase (decrease) in cash and short-term investments and restricted cash	(430)	1,121	688
Cash and short-term investments and restricted cash at beginning of period	8,320	7,199	6,511
Cash and short-term investments and restricted cash at end of period	$7,890	$8,320	$7,199
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

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 47 located in the United States and 121 located outside the United States, serving 193 countries.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited, are also sold through its worldwide network of 90 distributors covering 177 countries. The FG Wilson branded electric power generation systems primarily manufactured by our subsidiary Caterpillar Northern Ireland Limited are sold through its worldwide network of 150 distributors covering 109 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 20 distributors covering 130 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. Some products, primarily turbines and locomotives, are sold directly to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

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

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was as follows:

	December 31,
(Millions of dollars)	2018	2017
Receivables - trade and other	$31	$34
Receivables - finance	45	42
Long-term receivables - finance	26	38
Investments in unconsolidated affiliated companies	29	39
Guarantees [1]	—	259
Total	$131	$412

[1] Related contract was terminated during the first quarter of 2018. No payments were made under the guarantee.

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

Shipping and handling costs are included in Cost of goods sold in Statement 1.  Other operating (income) expenses primarily include Cat Financial’s depreciation of equipment leased to others, Insurance Services’ underwriting expenses, (gains) losses on disposal of long-lived assets, long-lived asset impairment charges, legal settlements and accruals, contract termination costs and employee separation charges.

Prepaid expenses and other current assets in Statement 3 primarily include prepaid rent, prepaid insurance, contract assets, right of return assets, prepaid and refundable income tax, assets held for sale, core to be returned for remanufacturing, restricted cash and other short-term investments.

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation. See Note 1J for more information. In addition, deferred revenue of $233 million was reclassified from Other current liabilities to Customer advances in Statement 3 as of December 31, 2017 to conform to the current period presentation.

C.	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 65 percent of total inventories at December 31, 2018 and 2017.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $2,009 million and $1,934 million higher than reported at December 31, 2018 and 2017, respectively.

D.	Depreciation and amortization

Depreciation of plant and equipment is computed principally using accelerated methods. Depreciation on equipment leased to others, primarily for Financial Products, is computed using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2018, 2017 and 2016, Cat Financial depreciation on equipment leased to others was $819 million, $810 million and $841 million, respectively, and was included in Other operating (income) expenses in Statement 1. In 2018, 2017 and 2016, consolidated depreciation expense was $2,435 million, $2,555 million and $2,707 million, respectively. Amortization of purchased finite-lived intangibles is computed principally using the straight-line method, generally not to exceed a period of 20 years.

E.	Foreign currency translation

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

F.	Derivative financial instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposures. Our policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts and commodity forward and option contracts. All derivatives are recorded at fair value.  See Note 4 for more information.

G.	Income taxes

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

H.	Goodwill

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

I.	Estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets; fair values for goodwill impairment tests; warranty liability; stock-based compensation and reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes.

J.	New accounting guidance

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

See Note 2 for additional information.

The cumulative effect of initially applying the new revenue recognition guidance to our consolidated financial statements on January 1, 2018 was as follows:

Consolidated Statement of Financial Position
(Millions of dollars)	Balance as of December 31, 2017	Cumulative Impact from Adopting New Revenue Guidance	Balance as of January 1, 2018
Assets
Receivables - trade and other	$7,436	$(66)	$7,370
Prepaid expenses and other current assets	$1,772	$327	$2,099
Inventories	$10,018	$4	$10,022
Property, plant and equipment - net	$14,155	$(190)	$13,965
Noncurrent deferred and refundable income taxes	$1,693	$2	$1,695

Liabilities
Accrued expenses	$3,220	$226	$3,446
Customer advances	$1,426	$46	$1,472
Other current liabilities	$1,742	$(17)	$1,725
Other liabilities	$4,053	$(166)	$3,887

Shareholders' equity
Profit employed in the business	$26,301	$(12)	$26,289

The impact from adopting the new revenue recognition guidance on our consolidated financial statements was as follows:

Consolidated Statement of Results of Operations	Year Ended December 31, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Sales of Machinery, Energy & Transportation	$51,822	$51,814	$8
Cost of goods sold	$36,997	$37,007	$(10)
Other operating (income) expenses	$1,382	$1,388	$(6)
Operating profit	$8,293	$8,269	$24
Consolidated profit before taxes	$7,822	$7,798	$24
Provision (benefit) for income taxes	$1,698	$1,693	$5
Profit of consolidated companies	$6,124	$6,105	$19
Profit of consolidated and affiliated companies	$6,148	$6,129	$19
Profit	$6,147	$6,128	$19

Consolidated Statement of Financial Position	December 31, 2018
	As Reported	Previous Accounting Guidance	Impact from Adopting New Revenue Guidance
(Millions of dollars)
Assets
Receivables - trade and other	$8,802	$8,865	$(63)
Prepaid expenses and other current assets	$1,765	$1,405	$360
Inventories	$11,529	$11,523	$6
Noncurrent deferred and refundable income taxes	$1,439	$1,442	$(3)

Liabilities
Accrued expenses	$3,573	$3,341	$232
Customer advances	$1,243	$1,182	$61

Shareholders' equity
Profit employed in the business	$30,427	$30,420	$7

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

Lease accounting - In February 2016, the FASB issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. Entities have the option to adopt the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. The new guidance was effective January 1, 2019 and will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019.

The new guidance provides a number of optional practical expedients in transition. We elected the "package of practical expedients," which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. We have elected to not separate lease and non-lease components for the majority of our asset classes. We have elected the short-term lease recognition exemption for all leases that qualify which means we will not recognize right-of-use assets or lease liabilities for these leases.

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about our leasing activities. We currently expect the right-of-use assets and lease liabilities as of January 1, 2019 will be approximately $750 million. In addition, we will derecognize about $135 million of existing assets and $360 million of debt obligations for a sale-leaseback transaction that qualifies for sale accounting under the new guidance. The gain associated with this change in accounting will be recognized through opening retained earnings as of January 1, 2019. We do not expect the new guidance to have a material impact on our results of operations.

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

Measurement of credit losses on financial instruments - In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. We plan to adopt the new guidance effective January 1, 2020. We are in the process of evaluating the effect of the new guidance on our financial statements.

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

Tax accounting for intra-entity asset transfers - In October 2016, the FASB issued accounting guidance that requires the recognition of tax expense from the sales of intra-entity assets in the seller's tax jurisdiction at the time of transfer. The new guidance does not apply to intra-entity transfers of inventory. Under previous guidance, the tax effects of these assets were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The guidance was effective January 1, 2018, and was applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2018. The adoption did not have a material impact on our financial statements.

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

Presentation of net periodic pension costs and net periodic postretirement benefit costs - In March 2017, the FASB issued accounting guidance that requires an employer to disaggregate the service cost component from the other components of net periodic benefit cost. Service cost is required to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be reported outside the subtotal for income from operations. Additionally, only the service cost component of net periodic benefit costs is eligible for capitalization. The guidance was effective January 1, 2018. We applied the presentation changes retrospectively and the capitalization change prospectively. The adoption primarily resulted in the reclassification of other components of net periodic benefit cost outside of Operating profit in the Consolidated Statement of Results of Operations.

Consolidated Statement of Results of Operations
	Year Ended December 31, 2017
(Millions of dollars)	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$31,260	$31,049	$211
Selling, general and administrative expenses	$4,999	$5,177	$(178)
Research and development expenses	$1,842	$1,905	$(63)
Other operating (income) expenses	$2,255	$2,279	$(24)
Total operating costs	$41,002	$41,056	$(54)
Operating profit	$4,460	$4,406	$54
Other income (expense)	$153	$207	$(54)

	Year Ended December 31, 2016
	As Revised	Previously Reported	Effect of Change
Cost of goods sold	$28,044	$28,309	$(265)
Selling, general and administrative expenses	$4,383	$4,686	$(303)
Research and development expenses	$1,853	$1,951	$(98)
Other operating (income) expenses	$1,904	$1,902	$2
Total operating costs	$37,375	$38,039	$(664)
Operating profit	$1,162	$498	$664
Other income (expense)	$(518)	$146	$(664)

Premium amortization on purchased callable debt securities - In March 2017, the FASB issued accounting guidance related to the amortization period for certain purchased callable debt securities held at a premium. Securities held at a premium will be required to be amortized to the earliest call date rather than the maturity date. The new standard was effective January 1, 2019, and will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2019. We do not expect the adoption to have a material impact on our financial statements.

Clarification on stock-based compensation - In May 2017, the FASB issued accounting guidance to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance was effective January 1, 2018, and was applied prospectively. The adoption did not have a material impact on our financial statements.

Derivatives and hedging - In August 2017, the FASB issued accounting guidance to better align hedge accounting with a company’s risk management activities, simplify the application of hedge accounting and improve the disclosures of hedging arrangements. The new guidance was effective January 1, 2019, and will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019. The impact on our financial statements at the time of adoption will primarily be reclassification of our gains (losses) for designated ME&T foreign exchange contracts from Other income (expense) to components of Operating profit in Statement 1. We do not expect the adoption to have a material impact on our financial statements.

Reclassification of certain tax effects from accumulated other comprehensive income - In February 2018, the FASB issued accounting guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. tax reform legislation. The guidance was effective January 1, 2019, and we will make the reclassification in the period of adoption. We do not expect the adoption to have a material impact on our financial statements.

Defined benefit plan disclosures - In August 2018, the FASB issued accounting guidance that revises the annual disclosure requirements for employers by removing and adding certain disclosures for these plans.  The applicable requirements that were removed include the disclosure of the amount of prior service cost (credit) that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost for the next fiscal year and the effect of a one-percentage-point change in the assumed health care cost trend rates on the service and interest cost components of other postretirement benefit cost and on the accumulated postretirement benefit obligations.  The new disclosure requirements include the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and narrative description of the reasons for significant actuarial gains and losses related to changes in benefit plan obligations or assets for the period. The new guidance is required to be applied on a retrospective basis. The guidance is effective January 1, 2020, with early adoption permitted.  We plan to adopt the new guidance effective January 1, 2020, and do not expect the adoption to have a material impact on our financial statements.

2.	Sales and revenue recognition

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

Our remanufacturing operations are primarily focused on the remanufacture of Cat engines and components and rail related products.  In this business, used engines and related components (core) are inspected, cleaned and remanufactured.  In connection with the sale of our remanufactured product to dealers, we collect a deposit that is repaid if the dealer returns an acceptable core within a specified time period.  Caterpillar owns and has title to the cores when they are returned from dealers.  The rebuilt engine or component (the core plus any new content) is then sold as a remanufactured product to dealers and end users.  Revenue is recognized pursuant to the same transfer of control criteria as Machinery, Energy & Transportation sales noted above.  At the time of sale, the deposit is recognized in Other current liabilities in Statement 3, and the core to be returned is recognized as an asset in Prepaid expenses and other current assets in Statement 3 at the estimated replacement cost (based on historical experience with usable cores).  Upon receipt of an acceptable core, we repay the deposit and relieve the liability.  The returned core asset is then transferred into inventory. In the event that the deposit is forfeited (i.e., upon failure by the dealer to return an acceptable core in the specified time period), we recognize the core deposit and the cost of the core in Sales and Cost of goods sold, respectively.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  Generally, the cost of these discounts is estimated for each product by model by geographic region based on historical experience and known changes in merchandising programs. The cost of these discounts is reported as a reduction to the transaction price when the product sale is recognized. A corresponding post-sale discount reserve is accrued in Statement 3, which represents discounts we expect to pay on previously sold units. If discounts paid differ from those estimated, the difference is reported as a change in the transaction price.

Except for replacement parts, no right of return exists on the sale of our products.  We estimate replacement part returns based on historical experience and recognize a parts return asset in Prepaid expenses and other current assets in Statement 3, which represents our right to recover replacement parts we expect will be returned. We also recognize a refund liability in Other current liabilities in Statement 3 for the refund we expect to pay for returned parts. If actual replacement part returns differ from those estimated, the difference in the estimated replacement part return asset and refund liability is recognized in Cost of goods sold and Sales, respectively.

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In addition, Cat Financial provides wholesale inventory financing for a dealer's purchase of inventory. Wholesale inventory receivables have varying payment terms and are included in Receivables – trade and other and Long-term receivables – trade and other in Statement 3. See Note 7 for further information. Trade receivables from dealers and end users were $7,743 million and $6,399 million as of December 31, 2018 and January 1, 2018, respectively, and are recognized in Receivables – trade and other in Statement 3. Long-term trade receivables from dealers and end users were $674 million and $639 million as of December 31, 2018 and January 1, 2018, respectively, and are recognized in Long-term receivables – trade and other in Statement 3.

We establish a bad debt allowance for Machinery, Energy & Transportation receivables when it becomes probable that the receivable will not be collected. Our allowance for bad debts is not significant.

We invoice in advance of recognizing the sale of certain products. Advanced customer payments are recognized as a contract liability in Customer advances and Other liabilities in Statement 3. Long-term customer advances recognized in Other liabilities in Statement 3 were $437 million and $396 million as of December 31, 2018 and January 1, 2018, respectively. We reduce the contract liability when revenue is recognized. During 2018, we recognized $1,294 million of revenue that was recorded as a contract liability at the beginning of 2018.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2018, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.8 billion, of which $2.5 billion is expected to be completed and revenue recognized in the twelve months following December 31, 2018. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

Sales and other related taxes are excluded from the transaction price. Shipping and handling costs associated with outbound freight after control over a product has transferred are accounted for as a fulfillment cost and are included in Cost of goods sold.

We provide a standard manufacturer’s warranty of our products at no additional cost. At the time a sale is recognized, we record estimated future warranty costs. See Note 21 for further discussion of our product warranty liabilities.

See Note 23 for further disaggregated sales and revenues information.

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

Recognition of finance revenue and rental revenue is suspended and the account is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). Recognition is resumed, and previously suspended income is recognized, when the account becomes current and collection of remaining amounts is considered probable. See Note 7 for more information.

Revenues are presented net of sales and other related taxes.

3.	Stock-based compensation

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

Our long-standing practices and policies specify that all stock-based compensation awards are approved by the Compensation Committee (the Committee) of the Board of Directors.  The award approval process specifies the grant date, value and terms of the award.  The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants.  The number of stock-based compensation award units included in an individual’s award is determined based on the methodology approved by the Committee.  The exercise price methodology approved by the Committee is the closing price of the Company stock on the date of the grant. In June of 2014, shareholders approved the Caterpillar Inc. 2014 Long-Term Incentive Plan (the Plan) under which all new stock-based compensation awards are granted. In June of 2017, the Plan was amended and restated. The Plan initially provided that up to 38,800,000 Common Shares would be reserved for future issuance under the Plan, subject to adjustment in certain events. Subsequent to the shareholder approval of the amendment and restatement of the Plan, an additional 36,000,000 Common Shares became available for all awards under the Plan.

Common stock issued from Treasury stock under the plans totaled 5,590,641 for 2018, 11,139,748 for 2017 and 4,164,134 for 2016. The total number of shares authorized for equity awards under the amended and restated Caterpillar Inc. 2014 Long-Term Incentive Plan is 74,800,000, of which 44,139,162 shares remained available for issuance as of December 31, 2018.

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

Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a "Long Service Separation." Award terms for awards granted in 2016 allow for immediate vesting upon separation of all outstanding options and RSUs with no requisite service period for employees who meet the criteria for a "Long Service Separation." Compensation expense for the 2016 grant was fully recognized immediately on the grant date for these employees. Award terms for the 2018 and 2017 grants allow for continued vesting as of each vesting date specified in the award document for employees who meet the criteria for a "Long Service Separation" and fulfill a requisite service period of six months. Compensation expense for eligible employees for the 2018 and 2017 grants was recognized over the period from the grant date to the end date of the six-month requisite service period. For employees who become eligible for a "Long Service Separation" subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from the grant date to the date eligibility is achieved.

At grant, SARs and option awards have a term life of ten years.  For awards granted prior to 2016, if the “Long Service Separation” criteria are met, the vested options/SARs have a life that is the lesser of ten years from the original grant date or five years from the separation date. For awards granted in 2018, 2017, and 2016, the vested options have a life equal to ten years from the original grant date.

Prior to 2017, all outstanding PRSU awards granted to employees eligible for a "Long Service Separation" may vest at the end of the performance period based upon achievement of the performance target. Compensation expense for the 2016 PRSU grant was fully recognized immediately on the grant date for these employees. For PRSU awards granted in 2018 and 2017, only a prorated number of shares may vest at the end of the performance period based upon achievement of the performance target, with the proration based upon the number of months of continuous employment during the three-year performance period. Employees with a "Long Service Separation" must also fulfill a six-month requisite service period in order to be eligible for the prorated vesting of outstanding PRSU awards granted in 2018 and 2017. Compensation expense for the 2018 and 2017 PRSU grants is being recognized on a straight-line basis over the three-year performance period for all participants.

Accounting guidance on share-based payments requires companies to estimate the fair value of options/SARs on the date of grant using an option-pricing model.  The fair value of our option/SAR grants was estimated using a lattice-based option-pricing model.  The lattice-based option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant.  The weighted-average dividend yield was based on historical information.  The expected life was determined from the lattice-based model. The lattice-based model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the Option/SAR awards for the years ended December 31, 2018, 2017 and 2016, respectively.

	Grant Year
	2018	2017	2016
Weighted-average dividend yield	2.7%	3.4%	3.2%
Weighted-average volatility	30.2%	29.2%	31.1%
Range of volatilities	21.5-33.0%	22.1-33.0%	22.5-33.4%
Range of risk-free interest rates	2.02-2.87%	0.81-2.35%	0.62-1.73%
Weighted-average expected lives	8 years	8 years	8 years

Beginning with the 2018 grant, RSU and PRSU awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of Common Stock. The fair value of the RSU and PRSU awards granted in 2018 was determined as the closing stock price on the date of the grant. Prior to 2018, RSU and PRSU awards were not credited with dividend equivalent units and the fair value was determined by reducing the stock price on the date of the grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends were based on Caterpillar's quarterly divided per share at the time of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options / SARs		RSUs		PRSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2018	21,499,895	$86.86	1,964,517	$80.04	1,006,991	$74.06
Granted to officers and key employees [1]	1,605,220	$150.85	734,732	$150.58	350,724	$150.98
Exercised	(5,156,489)	$87.90	—	$—	—	$—
Vested	—	$—	(1,065,853)	$78.11	(549,330)	$127.07
Forfeited / expired	(106,957)	$151.13	(67,326)	$113.29	(73,086)	$100.30
Outstanding at December 31, 2018	17,841,669	$91.93	1,566,070	$112.99	735,299	$115.18
Exercisable at December 31, 2018	13,858,401	$86.05

Stock options/SARs outstanding and exercisable as of December 31, 2018:

	Outstanding				Exercisable
Exercise Prices	Shares Outstanding at 12/31/18	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [2]	Shares Outstanding at 12/31/18	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [2]
$22.17-57.85	973,032	1.04	$53.08	$72	973,032	0.96	$53.08	$72
$74.77-89.75	8,954,712	6.27	$81.25	410	8,186,590	6.17	$81.86	370
$95.66-96.31	4,573,457	6.90	$95.96	142	2,856,943	6.06	$96.13	88
$102.13-110.09	1,840,740	2.75	$106.38	38	1,840,740	2.75	$106.38	38
$138.51-151.12	1,499,728	9.32	$150.84	—	1,096	9.30	$151.12	—
	17,841,669		$91.93	$662	13,858,401		$86.05	$568

[1]	No SARs were granted during the year ended December 31, 2018.

[2]
The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2018, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2018, there were 1,566,070 outstanding RSUs with a weighted average remaining contractual life of 1.4 years and 735,299 outstanding PRSUs with a weighted-average remaining contractual life of 1.5 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2018	2017	2016
Stock options/SARs activity:
Weighted-average fair value per share of stock awards granted	$46.09	$25.01	$20.64
Intrinsic value of stock awards exercised	$348	$504	$185
Fair value of stock awards vested [1]	$86	$191	$163
Cash received from stock awards exercised	$370	$629	$30

RSUs activity:
Weighted-average fair value per share of stock awards granted	$150.58	$90.11	$68.04
Fair value of stock awards vested [2]	$180	$189	$162

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$150.98	$86.78	$64.71
Fair value of stock awards vested [2]	$70	$20	$—

[1]	Based on the grant date fair value.

[2]	Based on the underlying stock's closing market price on the vesting date.

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

Before tax, stock-based compensation expense for 2018, 2017 and 2016 was $197 million, $206 million and $218 million, respectively, with a corresponding income tax benefit of $36 million, $40 million and $61 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2018, 2017 and 2016 did not have a significant impact on our financial statements.

At December 31, 2018, there was $180 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  The compensation expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

We currently use shares in treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2018, 2017 and 2016 were $103 million, $205 million and $104 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of December 31, 2018, the maximum term of these outstanding contracts was approximately 51 months.

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

As of December 31, 2018, $8 million of deferred net losses, net of tax, included in equity (AOCI in Statement 3), are expected to be reclassified to current earnings (Other income (expense) in Statement 1) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in Statement 3 are as follows:

	Consolidated Statement of Financial Position Location	Asset (Liability) Fair Value
(Millions of dollars)		Years ended December 31,
		2018	2017
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$16	$8
Machinery, Energy & Transportation	Long-term receivables — trade and other	—	4
Machinery, Energy & Transportation	Accrued expenses	(26)	(14)
Machinery, Energy & Transportation	Other liabilities	(9)	(2)
Financial Products	Receivables — trade and other	53	—
Financial Products	Long-term receivables — trade and other	35	7
Financial Products	Accrued expenses	(9)	(57)
Interest rate contracts
Financial Products	Receivables — trade and other	1	—
Financial Products	Long-term receivables — trade and other	3	3
Financial Products	Accrued expenses	(40)	(2)
		$24	$(53)

Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$2	$19
Machinery, Energy & Transportation	Accrued expenses	(21)	(9)
Financial Products	Receivables — trade and other	15	12
Financial Products	Long-term receivables — trade and other	5	—
Financial Products	Accrued expenses	(14)	(9)
Commodity contracts
Machinery, Energy & Transportation	Receivables — trade and other	1	21
Machinery, Energy & Transportation	Accrued expenses	(31)	—
		$(43)	$34

The total notional amounts of the derivative instruments are as follows:

	Years ended December 31,
(Millions of dollars)	2018	2017

Machinery, Energy & Transportation	$1,834	$3,190
Financial Products	$10,210	$3,691

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on Statement 1 is as follows:

Cash Flow Hedges
(Millions of dollars)	Year ended December 31, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(47)	Other income (expense)	$(33)	$—
Financial Products	165	Other income (expense)	148	—
Financial Products	—	Interest expense of Financial Products	19	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	(38)	Interest expense of Financial Products	—	—
	$80		$131	$—

	Year ended December 31, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$72	Other income (expense)	$(40)	$—
Financial Products	(77)	Other income (expense)	(81)	—
Financial Products	—	Interest expense of Financial Products	6	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(9)	—
Financial Products	—	Interest expense of Financial Products	3	—
	$(5)		$(121)	$—

	Year ended December 31, 2016
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(118)	Other income (expense)	$(14)	$—
Financial Products	15	Other income (expense)	28	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(6)	—
Financial Products	8	Interest expense of Financial Products	(3)	—
	$(95)		$5	$—

The effect of derivatives not designated as hedging instruments on Statement 1 is as follows:

		Years ended December 31,
(Millions of dollars)	Classification of Gains (Losses)	2018	2017	2016
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(54)	$72	$(4)
Financial Products	Other income (expense)	19	9	(24)
Interest rate contracts
Machinery, Energy & Transportation	Other income (expense)	—	—	2
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(39)	30	16
		$(74)	$111	$(10)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of December 31, 2018 and 2017, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$19	$—	$19	$(19)	$—	$—
Financial Products	112	—	112	(34)	—	78
Total	$131	$—	$131	$(53)	$—	$78

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(87)	$—	$(87)	$19	$—	$(68)
Financial Products	(63)	—	(63)	34	—	(29)
Total	$(150)	$—	$(150)	$53	$—	$(97)

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$52	$—	$52	$(22)	$—	$30
Financial Products	22	—	22	(10)	—	12
Total	$74	$—	$74	$(32)	$—	$42

December 31, 2017				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(25)	$—	$(25)	$22	$—	$(3)
Financial Products	(68)	—	(68)	10	—	(58)
Total	$(93)	$—	$(93)	$32	$—	$(61)

5.	Other income (expense)

	Years ended December 31,
(Millions of dollars)	2018	2017		2016
Investment and interest income	$195	$122		$74
Foreign exchange gains (losses) [1]	(201)	(213)		(57)
License fee income	125	100		92
Gains (losses) on sale of securities and affiliated companies	4	187	[2]	47
Net periodic pension and OPEB income (cost), excluding service cost	(118)	(54)		(664)
Gains (losses) on equity securities measured at fair value[3]	(33)	—		—
Miscellaneous income (loss)	(39)	11		(10)
Total	$(67)	$153		$(518)

[1]	Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

[2]	Includes pretax gain of $85 million related to the sale of Caterpillar's equity interest in Iron Planet Holdings Inc.
3 Beginning January 1, 2018, the unrealized gains and losses arising from the revaluation of equity securities are included in Other income (expense) in Statement 1. See Note 1J for additional information.

6.	Income taxes

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2018		2017		2016
Taxes at U.S. statutory rate	$1,643	21.0%	$1,429	35.0%	$49	35.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	282	3.6%	(282)	(6.9)%	(119)	(85.6)%
State and local taxes, net of federal [1]	22	0.3%	27	0.7%	(1)	(0.7)%
Interest and penalties, net of tax	33	0.4%	28	0.7%	24	17.2%
U.S. tax incentives	(106)	(1.3)%	(52)	(1.3)%	(52)	(37.4)%
ESOP dividend tax benefit	(12)	(0.2)%	(21)	(0.5)%	(27)	(19.4)%
Net excess tax benefits from stock-based compensation	(56)	(0.7)%	(64)	(1.6)%	—	—%
U.S. deferred tax rate change	(154)	(2.0)%	596	14.6%	—	—%
Mandatory deemed repatriation of non-U.S. earnings	50	0.7%	1,775	43.5%	—	—%
Valuation allowances	(29)	(0.4)%	(111)	(2.7)%	141	101.4%
Nondeductible goodwill [2]	—	—%	—	—%	191	137.4%
Other—net	25	0.3%	14	0.3%	(14)	(10.1)%
Provision (benefit) for income taxes	$1,698	21.7%	$3,339	81.8%	$192	137.8%

[1] Excludes amounts included in valuation allowances and mandatory deemed repatriation of non-U.S. earnings.
[2] Portion of Surface Mining & Technology goodwill impairment not deductible for tax purposes. See Note 10 for further discussion.

Included in the line item above labeled "Non-U.S. subsidiaries taxed at other than the U.S. rate" are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances, and other permanent differences between tax and U.S. GAAP results. Although not individually significant by jurisdiction, pre-tax permanent differences due to nondeductible net foreign exchange gains/losses of non-U.S. subsidiaries were approximately $180 million of net losses in 2018, $160 million of net gains in 2017, and $130 million of net losses in 2016.

Included in the line item above labeled "Valuation Allowances" for 2018 is a decrease in the valuation allowance for U.S. state deferred tax assets resulting in a $63 million non-cash benefit, net of federal deferred tax adjustment at 21 percent, along with a decrease in the valuation allowance for a non-U.S. subsidiary of $25 million. The primary driver of the decrease in the U.S. state valuation allowance was improved U.S. GAAP profits expected to recur in certain state jurisdictions. This compares to a decrease of $111 million in 2017 and an increase of $141 million in 2016 to the provision for income taxes related to changes in the valuation allowance for U.S. state deferred tax assets, net of federal deferred tax adjustment at 35 percent. Also included was a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. This error had the effect of overstating profit by $17 million and $33 million million for the years ended December 31, 2017 and 2016, respectively. Management has concluded that the error was not material to any period presented.

We have completed our accounting for the income tax effects of U.S. tax reform legislation and included measurement period adjustments in 2018 of $104 million to reduce the provisionally estimated charge of $2.371 billion recognized during the fourth quarter of 2017. A $154 million benefit revised the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in 2018 which was treated as deductible on the 2017 U.S. tax return. A $50 million charge revised the estimated cost of a mandatory deemed repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings considered not indefinitely reinvested as well as the amount of unrecognized tax benefits and state tax liabilities associated with these tax positions.

The impacts of U.S. tax reform on the financial statements were based on enacted law and related guidance received as of December 31, 2018. On January 15, 2019, the U.S. Treasury issued final regulations providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings. We are currently evaluating the impact of these regulations and will recognize any resulting adjustments in the first quarter of 2019.

As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Undistributed profits of non-U.S. subsidiaries of approximately $14 billion are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2018	2017	2016
U.S.	$2,131	$240	$(2,053)
Non-U.S.	5,691	3,842	2,192
	$7,822	$4,082	$139

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2018	2017	2016
Current tax provision (benefit):
U.S.[1]	$179	$963	$(90)
Non-U.S.	1,291	1,124	718
State (U.S.)	8	39	(5)
	1,478	2,126	623

Deferred tax provision (benefit):
U.S.[1]	298	1,385	(544)
Non-U.S.	4	(17)	(108)
State (U.S.)	(82)	(155)	221
	220	1,213	(431)
Total provision (benefit) for income taxes	$1,698	$3,339	$192
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $1,429 million, $1,404 million and $522 million in 2018, 2017 and 2016, respectively.

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

	December 31,
(Millions of dollars)	2018	2017
Assets:
Noncurrent deferred and refundable income taxes	$1,363	$1,569
Liabilities:
Other liabilities	331	281
Deferred income taxes—net	$1,032	$1,288

Deferred income tax assets and liabilities:
	December 31,
(Millions of dollars)	2018	2017
Deferred income tax assets:
Tax carryforwards	$1,312	$1,286
Pension	785	980
Postemployment benefits other than pensions	793	841
Warranty reserves	237	226
Stock-based compensation	121	135
Allowance for credit losses	155	149
Post sale discounts	158	160
Other employee compensation and benefits	186	203
Other—net	298	302
	4,045	4,282

Deferred income tax liabilities:
Capital and intangible assets	(1,381)	(1,360)
Bond discount	(127)	(133)
Translation	(190)	(165)
Other outside basis differences	(271)	(205)
Undistributed profits of non-U.S. subsidiaries	(129)	(138)
	(2,098)	(2,001)
Valuation allowance for deferred tax assets	(915)	(993)
Deferred income taxes—net	$1,032	$1,288

At December 31, 2018, approximately $1,804 million of U.S. state tax net operating losses (NOLs) and $134 million of U.S. state tax credit carryforwards were available. The state NOLs primarily expire over the next twenty years.  The state tax credit carryforwards primarily expire over the next fifteen years. In total, we have established a valuation allowance of $192 million related to certain of these carryforwards.

At December 31, 2018, approximately $500 million of U.S. foreign tax credits were available for carryforward. These credits expire in 2028.

At December 31, 2018, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2019	2020	2021	2022-2024	2025-2039	Unlimited	Total
$23	$124	$92	$147	$506	$3,597	$4,489

At December 31, 2018, non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets have recorded valuation allowances of $723 million, including certain entities in Luxembourg.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2018	2017	2016
Balance at January 1,	$1,286	$1,032	$968

Additions for tax positions related to current year	61	270	73
Additions for tax positions related to prior years	461	20	55
Reductions for tax positions related to prior years	(5)	(27)	(36)
Reductions for settlements [2]	(6)	(9)	(24)
Reductions for expiration of statute of limitations	(1)	—	(4)

Balance at December 31,	$1,796	$1,286	$1,032

Amount that, if recognized, would impact the effective tax rate	$1,716	$1,209	$963

[1]	Foreign currency impacts are included within each line as applicable.

[2]	Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $42 million, $38 million and $34 million during the years ended December 31, 2018, 2017 and 2016, respectively. The total amount of interest and penalties accrued was $190 million and $157 million as of December 31, 2018 and 2017, respectively.

On January 31, 2018, we received a Revenue Agent's Report from the IRS indicating the end of the field examination of our U.S. income tax returns for 2010 to 2012. In the audits of 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by Caterpillar SARL (CSARL), based on the IRS examination team’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. income tax returns on this same basis for years after 2012. Based on the information currently available, we do not anticipate a significant change to our unrecognized tax benefits for this position within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

7.	Cat Financial Financing Activities

A.	Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory. These receivables are included in Receivables—trade and other and Long-term receivables—trade and other in Statement 3 and were $1,308 million and $1,398 million, at December 31, 2018 and 2017, respectively.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2018
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2019	$564	$70	$634
2020	229	48	277
2021	157	30	187
2022	71	16	87
2023	21	6	27
Thereafter	16	3	19
Total	1,058	173	1,231
Guaranteed residual value	—	66	66
Unguaranteed residual value	—	35	35
Less: Unearned income	(8)	(16)	(24)
Total	$1,050	$258	$1,308

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Please refer to Note 18 and Table III for fair value information.

B.	Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2018
Amounts Due In	Retail Loans	Retail Leases	Total
2019	$5,769	$2,981	$8,750
2020	3,742	2,026	5,768
2021	2,560	1,073	3,633
2022	1,750	453	2,203
2023	833	166	999
Thereafter	683	56	739
Total	15,337	6,755	22,092
Guaranteed residual value	—	392	392
Unguaranteed residual value	—	822	822
Less: Unearned income	(252)	(628)	(880)
Total	$15,085	$7,341	$22,426

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

Cat Financial’s allowance for credit losses is segregated into two portfolio segments:

•	Customer - Finance receivables with end-user customers.

•	Dealer - Finance receivables with Caterpillar dealers.

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

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico, Central and South American countries.

•
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2018
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$353	$9	$362
Receivables written off	(235)	—	(235)
Recoveries on receivables previously written off	46	—	46
Provision for credit losses	337	12	349
Other	(15)	—	(15)
Balance at end of year	$486	$21	$507

Individually evaluated for impairment	$288	$14	$302
Collectively evaluated for impairment	198	7	205
Ending Balance	$486	$21	$507

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$858	$78	$936
Collectively evaluated for impairment	18,152	3,338	21,490
Ending Balance	$19,010	$3,416	$22,426

(Millions of dollars)	December 31, 2017
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$331	$10	$341
Receivables written off	(157)	—	(157)
Recoveries on receivables previously written off	43	—	43
Provision for credit losses	129	(1)	128
Other	7	—	7
Balance at end of year	$353	$9	$362

Individually evaluated for impairment	$149	$—	$149
Collectively evaluated for impairment	204	9	213
Ending Balance	$353	$9	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$942	$—	$942
Collectively evaluated for impairment	18,226	3,464	21,690
Ending Balance	$19,168	$3,464	$22,632

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

(Millions of dollars)	December 31, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$65	$18	$84	$167	$7,825	$7,992	$14
Europe	19	9	153	181	2,850	3,031	5
Asia Pacific	24	9	8	41	2,409	2,450	5
Mining	28	1	9	38	1,642	1,680	—
Latin America	38	29	71	138	1,421	1,559	—
Caterpillar Power Finance	10	1	384	395	1,903	2,298	—
Dealer
North America	—	—	—	—	1,895	1,895	—
Europe	—	—	—	—	333	333	—
Asia Pacific	—	—	—	—	466	466	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	638	716	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$184	$67	$787	$1,038	$21,388	$22,426	$24

(Millions of dollars)	December 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$71	$15	$42	$128	$7,950	$8,078	$8
Europe	21	10	46	77	2,718	2,795	13
Asia Pacific	13	7	14	34	2,009	2,043	5
Mining	3	1	60	64	1,751	1,815	9
Latin America	37	55	142	234	1,531	1,765	—
Caterpillar Power Finance	20	32	144	196	2,476	2,672	1
Dealer
North America	—	—	—	—	1,920	1,920	—
Europe	—	—	—	—	222	222	—
Asia Pacific	—	—	—	—	553	553	—
Mining	—	—	—	—	4	4	—
Latin America	—	72	—	72	691	763	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$165	$192	$448	$805	$21,827	$22,632	$36

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were $78 million in impaired finance receivables as of December 31, 2018 for the Dealer portfolio segment. There were no impaired finance receivables as of December 31, 2017 and 2016 for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	December 31, 2018			December 31, 2017
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$10	$—	$19	$19	$—
Europe	1	1	—	45	45	—
Asia Pacific	—	—	—	34	33	—
Mining	33	33	—	121	121	—
Latin America	29	29	—	45	45	—
Caterpillar Power Finance	69	83	—	160	172	—
Total	$142	$156	$—	$424	$435	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$40	$41	$14	$44	$43	$17
Europe	92	92	57	9	8	5
Asia Pacific	4	4	2	8	8	2
Mining	56	55	26	—	—	—
Latin America	75	75	25	95	106	42
Caterpillar Power Finance	449	455	164	362	365	83
Total	$716	$722	$288	$518	$530	$149

Total Impaired Finance Receivables
North America	$50	$51	$14	$63	$62	$17
Europe	93	93	57	54	53	5
Asia Pacific	4	4	2	42	41	2
Mining	89	88	26	121	121	—
Latin America	104	104	25	140	151	42
Caterpillar Power Finance	518	538	164	522	537	83
Total	$858	$878	$288	$942	$965	$149

	Years ended December 31,
	2018		2017		2016
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$16	$1	$13	$1	$18	$1
Europe	14	—	48	1	46	1
Asia Pacific	27	3	24	2	2	—
Mining	57	2	126	7	98	4
Latin America	38	2	64	3	47	1
Caterpillar Power Finance	130	7	221	9	270	11
Total	$282	$15	$496	$23	$481	$18

Impaired Finance Receivables With An Allowance Recorded
North America	$49	$2	$49	$1	$34	$—
Europe	53	2	6	—	11	1
Asia Pacific	4	—	31	2	37	3
Mining	46	3	—	—	13	—
Latin America	67	3	99	4	66	2
Caterpillar Power Finance	378	12	180	6	50	1
Total	$597	$22	$365	$13	$211	$7

Total Impaired Finance Receivables
North America	$65	$3	$62	$2	$52	$1
Europe	67	2	54	1	57	2
Asia Pacific	31	3	55	4	39	3
Mining	103	5	126	7	111	4
Latin America	105	5	163	7	113	3
Caterpillar Power Finance	508	19	401	15	320	12
Total	$879	$37	$861	$36	$692	$25

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

As of December 31, 2018, there were $78 million in finance receivables on non-accrual status for the Dealer portfolio segment. As of December 31, 2017, there were no finance receivables on non-accrual status for the Dealer portfolio segment.

The recorded investment in Customer finance receivable on non-accrual status was as follows:

	December 31,
(Millions of dollars)	2018	2017
North America	$77	$38
Europe	154	37
Asia Pacific	4	10
Mining	50	63
Latin America	106	192
Caterpillar Power Finance	416	343
Total	$807	$683

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

As of December 31, 2018 and 2017, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the years ended December 31, 2018, 2017 or 2016 for the Dealer portfolio segment. Cat Financial's recorded investment in finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2018, 2017 and 2016 were as follows:

(Millions of dollars)	Year ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	38	$21	$21
Europe	—	—	—
Asia Pacific	—	—	—
Mining	1	29	29
Latin America	1	3	3
Caterpillar Power Finance	12	133	99
Total	52	$186	$152

	Year ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	43	$34	$35
Europe	4	1	1
Asia Pacific	10	39	31
Mining	2	57	56
Latin America	17	26	27
Caterpillar Power Finance [1]	68	422	407
Total	144	$579	$557

	Year ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	25	$25	$25
Europe	43	12	9
Asia Pacific	31	29	28
Mining	4	74	66
Latin America [2]	437	118	82
Caterpillar Power Finance	34	196	177
Total	574	$454	$387

[1]	In Caterpillar Power Finance, 48 contracts with a pre-TDR recorded investment of $265 million and a post-TDR recorded investment of $258 million were related to six customers.

[2]	In Latin America, 321 contracts with a pre-TDR recorded investment of $94 million and a post-TDR recorded investment of $64 million were related to four customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) during the years ended December 31, 2018, 2017 and 2016 which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	10	$10	4	$3	5	$2
Europe	—	—	1	—	5	2
Asia Pacific	—	—	4	1	1	—
Latin America[1]	3	1	243	17	4	1
Caterpillar Power Finance	3	33	—	—	—	—
Total	16	$44	252	$21	15	$5

[1]	In Latin America, 238 contracts with a post-TDR recorded investment of $16 million were related to two customers for the year ended December 31, 2017.

8.	Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2018	2017
Raw materials	$3,382	$2,802
Work-in-process	2,674	2,254
Finished goods	5,241	4,761
Supplies	232	201
Total inventories	$11,529	$10,018

During 2017, closure of our facility in Gosselies, Belgium resulted in a liquidation of LIFO inventory. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction in inventory decreased Cost of goods sold by approximately $66 million and increased Profit by approximately $49 million or $0.08 per share.

We had long-term material purchase obligations of approximately $310 million at December 31, 2018.

9.	Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2018	2017
Land	—	$671	$664
Buildings and land improvements	20-45	6,977	7,515
Machinery, equipment and other	2-10	13,733	14,888
Software	3-7	1,703	1,745
Equipment leased to others	1-7	6,015	6,038
Construction-in-process	—	682	688
Total property, plant and equipment, at cost		29,781	31,538
Less: Accumulated depreciation		(16,207)	(17,383)
Property, plant and equipment–net		$13,574	$14,155

We had commitments for the purchase or construction of capital assets of approximately $124 million at December 31, 2018.

Assets recorded under capital leases: [1]
	December 31,
(Millions of dollars)	2018	2017
Gross capital leases [2]	$129	$96
Less: Accumulated depreciation	(27)	(19)
Net capital leases	$102	$77

[1]	Included in Property, plant and equipment table above.

[2]	Consists primarily of machinery and equipment.

At December 31, 2018, scheduled minimum rental payments on assets recorded under capital leases were:

(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter
$8	$9	$29	$9	$7	$32

Equipment leased to others (primarily by Cat Financial):
	December 31,
(Millions of dollars)	2018	2017
Equipment leased to others–at original cost	$6,015	$6,038
Less: Accumulated depreciation	(1,744)	(1,656)
Equipment leased to others–net	$4,271	$4,382

At December 31, 2018, scheduled minimum rental payments to be received for equipment leased to others were:

(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter
$896	$574	$314	$158	$71	$69

10.  Intangible assets and goodwill

A.	Intangible assets

Intangible assets are comprised of the following:

		December 31, 2018
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,463	$(1,249)	$1,214
Intellectual property	11	1,557	(965)	592
Other	13	199	(108)	91
Total finite-lived intangible assets	14	$4,219	$(2,322)	$1,897

		December 31, 2017
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,441	$(1,122)	$1,319
Intellectual property	11	1,538	(851)	687
Other	13	198	(93)	105
Total finite-lived intangible assets	14	$4,177	$(2,066)	$2,111

During 2018, we acquired finite-lived intangible assets of $112 million and $6 million due to the purchase of ECM S.p.A. and Downer Freight Rail, respectively. See Note 24 for details on these acquisitions.

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

Amortization expense related to intangible assets was $331 million, $323 million and $326 million for 2018, 2017 and 2016, respectively.

As of December 31, 2018, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter
$326	$311	$293	$274	$216	$477

B.	Goodwill

In 2018, we acquired net assets with related goodwill of $127 million in the Energy & Transportation segment. We recorded goodwill of $109 million related to the acquisition of ECM S.p.A. and $18 million related to the acquisition of Downer Freight Rail. See Note 24 for details on these acquisitions.

There were no goodwill impairments during 2018 or 2017.

The annual impairment test completed in the fourth quarter of 2016 indicated that the fair value of the Surface Mining & Technology reporting unit was below its carrying value requiring the second step of the goodwill impairment test process. The fair value of Surface Mining & Technology was determined primarily using an income approach based on a discounted ten year cash flow. We assigned the fair value to Surface Mining & Technology’s assets and liabilities using various valuation techniques that required assumptions about royalty rates, dealer attrition, technological obsolescence and discount rates. The resulting implied fair value of goodwill was below the carrying value. Accordingly, we recognized a goodwill impairment charge of $595 million, which resulted in goodwill of $629 million remaining for Surface Mining & Technology as of October 1, 2016. The fair value determination is categorized as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs. There was a $17 million tax benefit associated with this impairment charge.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017 were as follows:

(Millions of dollars)	December 31, 2017	Acquisitions	Other Adjustments [1]	December 31, 2018
Construction Industries
Goodwill	$305	$—	$(1)	$304
Impairment	(22)	—	—	(22)
Net goodwill	283	—	(1)	282
Resource Industries
Goodwill	4,232	—	(60)	4,172
Impairment	(1,175)	—	—	(1,175)
Net goodwill	3,057	—	(60)	2,997
Energy & Transportation
Goodwill	2,806	127	(51)	2,882
All Other [2]
Goodwill	54	—	2	56
Consolidated total
Goodwill	7,397	127	(110)	7,414
Impairment	(1,197)	—	—	(1,197)
Net goodwill	$6,200	$127	$(110)	$6,217

	December 31, 2016	Acquisitions	Other Adjustments [1]	December 31, 2017
Construction Industries
Goodwill	$296	$—	$9	$305
Impairment	(22)	—	—	(22)
Net goodwill	274	—	9	283
Resource Industries
Goodwill	4,110	—	122	4,232
Impairment	(1,175)	—	—	(1,175)
Net goodwill	2,935	—	122	3,057
Energy & Transportation
Goodwill	2,756	—	50	2,806
All Other [2]
Goodwill	55	—	(1)	54
Consolidated total
Goodwill	7,217	—	180	7,397
Impairment	(1,197)	—	—	(1,197)
Net goodwill	$6,020	$—	$180	$6,200

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segments (See Note 23).

11.	Investments in debt and equity securities

We have investments in certain debt and equity securities, primarily at Insurance Services, which are recorded at fair value and are primarily included in Other assets in Statement 3.

Debt securities have been classified as available-for-sale and the unrealized gains and losses arising from the revaluation of these debt securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in Statement 3). Realized gains and losses on sales of debt investments are generally determined using the specific identification method and are included in Other income (expense) in Statement 1.

Beginning January 1, 2018, we adopted new accounting guidance issued by the FASB resulting in the unrealized gains and losses arising from the revaluation of these equity securities to be included in Other income (expense) in Statement 1. Prior to January 1, 2018, the unrealized gains and losses arising from revaluation of the available-for-sale equity securities and the Real Estate Investment Trust were included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in Statement 3).  See Note 1J for additional information.

The cost basis and fair value of debt and equity securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in Statement 3) were as follows:

	December 31, 2018			December 31, 2017
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	42	—	42	42	—	42

Corporate bonds
Corporate bonds	735	(15)	720	585	(1)	584
Asset-backed securities	63	—	63	67	—	67

Mortgage-backed debt securities
U.S. governmental agency	301	(4)	297	265	(4)	261
Residential	7	—	7	8	—	8
Commercial	14	(1)	13	17	—	17
Total debt securities	$1,171	$(20)	$1,151	$994	$(5)	$989

Equity securities [1]
Large capitalization value				287	(3)	284
Real estate investment trust (REIT)				104	6	110
Smaller company growth				40	16	56
Total				$431	$19	$450

[1] Beginning January 1, 2018, the unrealized gains and losses arising from the revaluation of the equity securities are included in Other income (expense) in Statement 1. See Note 1J for additional information.

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2018
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$280	$3	$391	$11	$671	$14
Asset-backed securities	6	—	38	1	44	1

Mortgage-backed debt securities
U.S. governmental agency	52	—	223	5	275	5
Commercial	—	—	14	1	14	1
Total	$338	$3	$666	$18	$1,004	$21

	December 31, 2017
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$312	$2	$38	$—	$350	$2

Mortgage-backed debt securities
U.S. governmental agency	129	1	110	3	239	4

Equity securities
Large capitalization value	129	5	14	2	143	7
Smaller company growth	17	1	1	—	18	1
Total	$587	$9	$163	$5	$750	$14

[1]	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds and asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2018.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in U.S. governmental agency mortgage-backed securities and commercial mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of December 31, 2018.

The cost basis and fair value of the available-for-sale debt securities at December 31, 2018, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2018
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$139	$139
Due after one year through five years	647	635
Due after five years through ten years	46	43
Due after ten years	17	17
U.S. governmental agency mortgage-backed securities	301	297
Residential mortgage-backed securities	7	7
Commercial mortgage-backed securities	14	13
Total debt securities – available-for-sale	$1,171	$1,151

Sales of Securities:
	Years Ended December 31,
(Millions of dollars)	2018	[1]	2017	2016
Proceeds from the sale of available-for-sale securities	$247		$930	$694
Gross gains from the sale of available-for-sale securities	$—		$109	$55
Gross losses from the sale of available-for-sale securities	$—		$5	$4

[1] Beginning January 1, 2018, equity securities are no longer classified as available-for-sale securities.

As of December 31, 2018, the net unrealized losses for equity securities were $25 million.

12.	Postemployment benefit plans

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

All curtailments and termination benefits were recognized in Other income (expense) in Statement 1.

A.	Benefit obligations

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$17,326	$16,218	$4,606	$4,472	$4,002	$4,088
Service cost	125	115	89	95	83	78
Interest cost	534	525	96	101	125	130
Plan amendments	—	—	26	(1)	(25)	(79)
Actuarial losses (gains)	(1,058)	1,439	(88)	(75)	(195)	71
Foreign currency exchange rates	—	—	(205)	312	(28)	4
Participant contributions	—	—	6	6	51	59
Benefits paid - gross	(971)	(977)	(277)	(203)	(369)	(361)
Less: federal subsidy on benefits paid	—	—	—	—	7	10
Curtailments, settlements and termination benefits	(3)	6	(38)	(101)	(2)	2
Benefit obligation, end of year	$15,953	$17,326	$4,215	$4,606	$3,649	$4,002
Accumulated benefit obligation, end of year	$15,877	$17,175	$4,038	$4,335

Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.2%	3.5%	2.5%	2.4%	4.2%	3.6%
Rate of compensation increase	4.0%	4.0%	3.0%	4.0%	4.0%	4.0%

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

B.	Plan assets

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2018	2017	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets, beginning of year	$13,416	$11,354	$4,305	$3,887	$504	$550
Actual return on plan assets	(784)	1,692	13	350	(5)	101
Foreign currency exchange rates	—	—	(187)	278	—	—
Company contributions	1,039	1,350	165	107	147	155
Participant contributions	—	—	6	6	51	59
Benefits paid	(971)	(977)	(277)	(203)	(369)	(361)
Settlements and termination benefits	(3)	(3)	—	(120)	—	—
Fair value of plan assets, end of year	$12,697	$13,416	$4,025	$4,305	$328	$504

In general, our strategy for both the U.S. and non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. The current U.S. pension target asset allocation is 70 percent fixed income and 30 percent equities. This target allocation will be revisited periodically to ensure it reflects our overall objectives. The non-U.S. pension weighted-average target allocations are 78 percent fixed income, 13 percent equities, 5 percent real estate and 4 percent other.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  The non-U.S. plan assets are primarily invested in non-U.S. securities.

Our target allocation for the other postretirement benefit plans is 70 percent equities and 30 percent fixed income.

The U.S. plans are rebalanced to within the appropriate target asset allocation ranges on a monthly basis.  The frequency of rebalancing for the non-U.S. plans varies depending on the plan. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

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

Fair values are determined as follows:

•	Equity securities are primarily based on valuations for identical instruments in active markets.

•	Fixed income securities are primarily based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

•	Real estate is stated at the fund’s net asset value or at appraised value.

•	Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,971	$—	$35	$155	$2,161
Non-U.S. equities	1,279	—	1	—	1,280

Fixed income securities:
U.S. corporate bonds	—	6,371	61	52	6,484
Non-U.S. corporate bonds	—	1,332	—	—	1,332
U.S. government bonds	—	590	—	—	590
U.S. governmental agency mortgage-backed securities	—	384	—	—	384
Non-U.S. government bonds	—	79	—	—	79

Real estate	—	—	10	—	10

Cash, short-term instruments and other	202	9	—	166	377
Total U.S. pension assets	$3,452	$8,765	$107	$373	$12,697

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$2,745	$—	$20	$165	$2,930
Non-U.S. equities	1,573	15	—	—	1,588

Fixed income securities:
U.S. corporate bonds	—	5,886	60	49	5,995
Non-U.S. corporate bonds	—	1,165	—	—	1,165
U.S. government bonds	—	793	—	—	793
U.S. governmental agency mortgage-backed securities	—	369	—	—	369
Non-U.S. government bonds	—	68	—	—	68

Real estate	—	—	10	—	10

Cash, short-term instruments and other	173	101	—	224	498
Total U.S. pension assets	$4,491	$8,397	$90	$438	$13,416

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$43	$—	$—	$—	$43
Non-U.S. equities	312	28	—	—	340
Global equities [1]	113	23	—	—	136

Fixed income securities:
U.S. corporate bonds	—	206	—	—	206
Non-U.S. corporate bonds	—	690	—	6	696
U.S. government bonds	—	74	—	—	74
Non-U.S. government bonds	—	1,721	—	—	1,721
Global fixed income [1]	—	261	—	215	476

Real estate	—	185	—	—	185

Cash, short-term instruments and other [2]	66	82	—	—	148
Total non-U.S. pension assets	$534	$3,270	$—	$221	$4,025

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$55	$—	$—	$137	$192
Non-U.S. equities	400	34	—	929	1,363
Global equities [1]	116	33	—	—	149

Fixed income securities:
U.S. corporate bonds	—	156	—	—	156
Non-U.S. corporate bonds	—	363	5	6	374
U.S. government bonds	—	64	—	—	64
Non-U.S. government bonds	—	1,229	—	—	1,229
Global fixed income [1]	—	250	—	218	468

Real estate	—	186	—	—	186

Cash, short-term instruments and other [2]	64	60	—	—	124
Total non-U.S. pension assets	$635	$2,375	$5	$1,290	$4,305
[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$151	$1	$—	$—	$152
Non-U.S. equities	64	—	—	—	64

Fixed income securities:
U.S. corporate bonds	—	45	—	—	45
Non-U.S. corporate bonds	—	11	—	—	11
U.S. government bonds	—	8	—	—	8
U.S. governmental agency mortgage-backed securities	—	25	—	—	25
Non-U.S. government bonds	—	3	—	—	3

Cash, short-term instruments and other	3	1	—	16	20
Total other postretirement benefit assets	$218	$94	$—	$16	$328

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$255	$1	$—	$—	$256
Non-U.S. equities	103	—	—	—	103

Fixed income securities:
U.S. corporate bonds	—	60	—	1	61
Non-U.S. corporate bonds	—	15	—	—	15
U.S. government bonds	—	17	—	—	17
U.S. governmental agency mortgage-backed securities	—	34	—	—	34
Non-U.S. government bonds	—	4	—	—	4

Cash, short-term instruments and other	—	3	—	11	14
Total other postretirement benefit assets	$358	$134	$—	$12	$504

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended December 31, 2018 and 2017.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

(Millions of dollars)	Equities	Fixed Income	Real Estate	Other
U.S. Pension
Balance at December 31, 2016	$5	$31	$10	$11
Unrealized gains (losses)	15	13	—	—
Realized gains (losses)	(1)	—	—	—
Purchases, issuances and settlements, net	—	16	—	(11)
Transfers in and/or out of Level 3	1	—	—	—
Balance at December 31, 2017	$20	$60	$10	$—
Unrealized gains (losses)	(6)	(12)	—	—
Realized gains (losses)	—	—	—	—
Purchases, issuances and settlements, net	21	11	—	—
Transfers in and/or out of Level 3	1	2	—	—
Balance at December 31, 2018	$36	$61	$10	$—

Non-U.S. Pension
Balance at December 31, 2016	$—	$2	$—	$—
Unrealized gains (losses)	—	—	—	—
Realized gains (losses)	—	—	—	—
Purchases, issuances and settlements, net	—	2	—	—
Transfers in and/or out of Level 3	—	1	—	—
Balance at December 31, 2017	$—	$5	$—	$—
Unrealized gains (losses)	—	(2)	—	—
Realized gains (losses)	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers in and/or out of Level 3	—	(3)	—	—
Balance at December 31, 2018	$—	$—	$—	$—

C.	Funded status

The funded status of the plans, reconciled to the amount reported on Statement 3, is as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2018	2017	2018	2017	2018	2017
End of Year
Fair value of plan assets	$12,697	$13,416	$4,025	$4,305	$328	$504
Benefit obligations	15,953	17,326	4,215	4,606	3,649	4,002
Over (under) funded status recognized in financial position	$(3,256)	$(3,910)	$(190)	$(301)	$(3,321)	$(3,498)

Components of net amount recognized in financial position:
Other assets (non-current asset)	$9	$19	$442	$358	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(40)	(38)	(20)	(20)	(173)	(163)
Liability for postemployment benefits (non-current liability)	(3,225)	(3,891)	(612)	(639)	(3,148)	(3,335)
Net liability recognized	$(3,256)	$(3,910)	$(190)	$(301)	$(3,321)	$(3,498)

Amounts recognized in Accumulated other comprehensive income (pre-tax) consist of:
Prior service cost (credit)	$—	$—	$20	$—	$(126)	$(138)

The estimated amount of prior service cost (credit) that will be amortized from Accumulated other comprehensive income (loss) at December 31, 2018 into net periodic benefit cost (pre-tax) in 2019 are as follows:

(Millions of dollars)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$—	$—	$(41)

The following amounts relate to our pension plans with projected benefit obligations in excess of plan assets:

	U.S. Pension Benefits at Year-end		Non-U.S. Pension Benefits at Year-end
(Millions of dollars)	2018	2017	2018	2017
Projected benefit obligation	$15,614	$16,904	$1,821	$1,853
Accumulated benefit obligation	$15,541	$16,761	$1,723	$1,708
Fair value of plan assets	$12,349	$12,975	$1,189	$1,194

The following amounts relate to our pension plans with accumulated benefit obligations in excess of plan assets:

	U.S. Pension Benefits at Year-end		Non-U.S. Pension Benefits at Year-end
(Millions of dollars)	2018	2017	2018	2017
Projected benefit obligation	$15,614	$16,904	$1,655	$1,720
Accumulated benefit obligation	$15,541	$16,761	$1,603	$1,641
Fair value of plan assets	$12,349	$12,975	$1,047	$1,107

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

D.	Expected contributions and benefit payments

Information about expected contributions and benefit payments for pension and other postretirement benefit plans is as follows:

(Millions of dollars)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
Employer contributions:
2019 (expected)	$40	$130	$145

Expected benefit payments:
2019	$1,000	$240	$290
2020	1,000	170	290
2021	1,000	170	290
2022	1,000	170	280
2023	1,000	180	280
2024-2028	5,000	990	1,350
Total	$10,000	$1,920	$2,780

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

(Millions of dollars)	2019	2020	2021	2022	2023	2024-2028	Total
Other postretirement benefits	$15	$15	$10	$10	$10	$55	$115

E.	Net periodic cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$125	$115	$119	$89	$95	$92	$83	$78	$82
Interest cost	534	525	517	96	101	117	125	130	131
Expected return on plan assets [1]	(808)	(734)	(757)	(221)	(231)	(227)	(32)	(37)	(44)
Curtailments and termination benefits	—	9	6	(33)	15	1	(2)	—	(9)
Amortization of prior service cost (credit) [2]	—	—	—	—	(2)	3	(36)	(23)	(59)
Actuarial loss (gain) [3]	534	481	664	111	(195)	262	(150)	15	59
Net Periodic benefit cost (benefit) [4]	$385	$396	$549	$42	$(217)	$248	$(12)	$163	$160

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$20	$3	$(3)	$(20)	$(77)	$(184)
Amortization of prior service (cost) credit	—	—	—	—	2	(3)	36	23	59
Total recognized in other comprehensive income	—	—	—	20	5	(6)	16	(54)	(125)
Total recognized in net periodic cost and other comprehensive income	$385	$396	$549	$62	$(212)	$242	$4	$109	$35

Weighted-average assumptions used to determine net cost:
Discount rate used to measure service cost	3.7%	4.2%	4.5%	2.3%	2.4%	2.9%	3.5%	3.9%	4.2%
Discount rate used to measure interest cost	3.2%	3.3%	3.4%	2.2%	2.3%	2.8%	3.2%	3.3%	3.3%
Expected rate of return on plan assets [5]	6.3%	6.7%	6.9%	5.2%	5.9%	6.1%	7.5%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	3.6%	4.0%	4.0%	4.0%

[1]	Expected return on plan assets developed using the fair value of plan assets.

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

[3]
Actuarial loss (gain) represents the effects of actual results differing from our assumptions and the effects of changing assumptions. We recognize actuarial loss (gain) immediately through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

[4]
The service cost component of net periodic pension and other postretirement benefits cost (benefit) is included in Operating costs in Statement 1. All other components of net periodic pension and other postretirement benefits cost (benefit) are included in Other income (expense) in Statement 1.

[5]	The weighted-average rates for 2019 are 5.9 percent and 3.8 percent for U.S. and non-U.S. pension plans, respectively.

The discount rates used in the determination of our service and interest cost components are determined by utilizing a full yield curve approach which applies specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Our U.S. expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. To arrive at our expected long-term return, the amount added for active management was 0.75 percent for 2018, 0.80 percent for 2017 and 0.90 percent for 2016.  A similar process is used to determine this rate for our non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 6.1 percent in our calculation of 2018 benefit expense.  We expect a weighted-average increase of 6.1 percent during 2019.  The 2019 rates are assumed to decrease gradually to the ultimate health care trend rate of 5 percent in 2025. This rate represents 3 percent general inflation plus 2 percent additional health care inflation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(Millions of dollars)	One-percentage- point increase	One-percentage- point decrease
Effect on 2018 service and interest cost components of other postretirement benefit cost	$14	$(11)
Effect on accumulated postretirement benefit obligation	$138	$(117)

F.	Other postemployment benefit plans

We offer long-term disability benefits, continued health care for disabled employees, survivor income benefit insurance and supplemental unemployment benefits to substantially all U.S. employees.

G.	Defined contribution plans

We have both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. Our primary U.S. 401(k) plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis. Employees with frozen defined benefit pension accruals are eligible for matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age). Employees that are still accruing benefits under a defined benefit pension plan are eligible for matching contributions equal to 50 percent of employee contributions up to 6 percent of cash compensation. These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2018 and December 31, 2017, the ESOP held 17.2 million and 17.7 million shares, respectively. All of the shares held by the ESOP were allocated to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2018	2017	2016
U.S. plans	$271	$375	$301
Non-U.S. plans	89	73	68
	$360	$448	$369

H.	Summary of long-term liability:

	December 31,
(Millions of dollars)	2018	2017
Pensions:
U.S. pensions	$3,225	$3,891
Non-U.S. pensions	612	639
Total pensions	3,837	4,530
Postretirement benefits other than pensions	3,148	3,335
Other postemployment benefits	119	109
Defined contribution	351	391
	$7,455	$8,365

13.	Short-term borrowings

	December 31,
(Millions of dollars)	2018	2017
Machinery, Energy & Transportation:
Notes payable to banks	$—	$1
	—	1
Financial Products:
Notes payable to banks	526	675
Commercial paper	4,759	3,680
Demand notes	438	481
	5,723	4,836
Total short-term borrowings	$5,723	$4,837

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2018	2017
Notes payable to banks	5.3%	5.2%
Commercial paper	2.0%	1.1%
Demand notes	2.2%	1.1%

Please refer to Note 18 and Table III for fair value information on short-term borrowings.

14.	Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2018	2017
Machinery, Energy & Transportation:
Notes—$1,250 million of 3.900% due 2021 [2]	4.01%	$1,247	$1,246
Notes—$759 million of 5.200% due 2041 [2]	5.27%	751	752
Debentures—$120 million of 9.375% due 2021	9.41%	120	120
Debentures—$500 million of 2.600% due 2022 [2]	2.70%	498	498
Debentures—$82 million of 8.000% due 2023	8.06%	82	82
Debentures—$1,000 million of 3.400% due 2024	3.46%	997	997
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	192	192
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	240	241
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	218	216
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	456	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	159
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,257	1,236
Debentures—$500 million of 4.300% due 2044	4.39%	493	493
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	242
Capital lease obligations [3]		456	437
Other [4]		41	4
Total Machinery, Energy & Transportation		8,005	7,929
Financial Products:
Medium-term notes		16,592	15,415
Other		403	503
Total Financial Products		16,995	15,918
Total long-term debt due after one year		$25,000	$23,847

[1]	Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.

[2]
Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.

[3]	Includes $360 million related to a financing transaction in Japan entered into in 2017.

[4]	Includes $38 million of financing activity related to a build-to-suit real estate transaction.

All outstanding notes and debentures are unsecured and rank equally with one another.

Cat Financial's medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 2.6% with remaining maturities up to 9 years at December 31, 2018.

The above table includes $238 million of medium-term notes that can be called at par.

The aggregate amounts of maturities of long-term debt during each of the years 2019 through 2023, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2019	2020	2021	2022	2023
Machinery, Energy & Transportation	$10	$35	$1,398	$510	$92
Financial Products	5,820	6,407	4,884	2,053	2,158
	$5,830	$6,442	$6,282	$2,563	$2,250

Interest paid on short-term and long-term borrowings for 2018, 2017 and 2016 was $1,088 million, $1,131 million and $1,075 million, respectively. Interest paid in 2017 includes a prepayment fee of $58 million related to the early retirement of our 7.90% senior notes due December 2018.

Please refer to Note 18 and Table III for fair value information on long-term debt.

15.	Credit commitments

	December 31, 2018
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,577	—	4,577
Total credit lines available	15,077	2,750	12,327
Less: Commercial paper outstanding	(4,759)	—	(4,759)
Less: Utilized credit	(1,172)	—	(1,172)
Available credit	$9,146	$2,750	$6,396

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2018 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2019.

•	The three-year facility, as amended and restated in September 2018, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2021.

•	The five-year facility, as amended and restated in September 2018, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2023.

Other consolidated credit lines with banks as of December 31, 2018 totaled $4.58 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

At December 31, 2018, Caterpillar's consolidated net worth was $14.07 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2018, Cat Financial's covenant interest coverage ratio was 1.56 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2018, Cat Financial's six-month covenant leverage ratio was 7.69 to 1 and year-end covenant leverage ratio was 8.33 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2018, there were no borrowings under the Credit Facility.

16.	Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2018	2017	2016
Profit (loss) for the period (A) [1]	$6,147	$754	$(67)
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	591.4	591.8	584.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	8.0	7.5	—
Average common shares outstanding for fully diluted computation (C) [2,3]	599.4	599.3	584.3
Profit (loss) per share of common stock:
Assuming no dilution (A/B)	$10.39	$1.27	$(0.11)
Assuming full dilution (A/C) [2,3]	$10.26	$1.26	$(0.11)
Shares outstanding as of December 31 (in millions)	575.5	597.6	586.5

[1]	Profit (loss) attributable to common shareholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

[3]	In 2016, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

For the year ended December 31, 2018, 1.5 million outstanding SARs and stock options were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. For 2017, no outstanding SARs and stock options were excluded from the computation of diluted earnings per share because all outstanding SARs and stock options had a dilutive effect. SARs and stock options to purchase 32.1 million common shares were outstanding in 2016, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

In January 2014, the Board of Directors approved an authorization to repurchase up to $10.0 billion of Caterpillar common stock, which expired on December 31, 2018.

In July 2018, the Board approved a new share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration.

During 2018, we repurchased 27.7 million shares of Caterpillar common stock at an aggregate cost of $3.8 billion.  These purchases were made through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

We did not purchase any Caterpillar common stock during 2017 or 2016.

17.	Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in Statement 2. Changes in Accumulated other comprehensive income (loss), net of tax, included in Statement 4, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total
Balance at December 31, 2015	$(1,953)	$(69)	$(50)	$37	$(2,035)
Other comprehensive income (loss) before reclassifications	(34)	118	(62)	26	48
Amounts reclassified from accumulated other comprehensive (income) loss	17	(35)	(3)	(31)	(52)
Other comprehensive income (loss)	(17)	83	(65)	(5)	(4)
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	752	48	(3)	41	838
Amounts reclassified from accumulated other comprehensive (income) loss	13	(16)	77	(65)	9
Other comprehensive income (loss)	765	32	74	(24)	847
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	(397)	(6)	61	(12)	(354)
Amounts reclassified from accumulated other comprehensive (income) loss	1	(28)	(100)	—	(127)
Other comprehensive income (loss)	(396)	(34)	(39)	(12)	(481)
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on Statement 1 is as follows:

		Year ended December 31,
(Millions of dollars)	Classification of income (expense)	2018	2017	2016

Foreign currency translation:
Gain (loss) on foreign currency translation	Other income (expense)	$(1)	$(13)	$(17)
Tax (provision) benefit		—	—	—
Reclassifications net of tax		$(1)	$(13)	$(17)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Note 12 [1]	$36	$25	$56
Tax (provision) benefit		(8)	(9)	(21)
Reclassifications net of tax		$28	$16	$35

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$115	$(121)	$14
Foreign exchange contracts	Interest expense of Financial Products	19	6	—
Interest rate contracts	Interest expense excluding Financial Products	(3)	(9)	(6)
Interest rate contracts	Interest expense of Financial Products	—	3	(3)
Reclassifications before tax		131	(121)	5
Tax (provision) benefit		(31)	44	(2)
Reclassifications net of tax		$100	$(77)	$3

Available-for-sale securities:
Realized gain (loss) on sale of securities	Other income (expense)	$—	$100	$46
Tax (provision) benefit		—	(35)	(15)
Reclassifications net of tax		$—	$65	$31

Total reclassifications from Accumulated other comprehensive income (loss)		$127	$(9)	$52

1    Amounts are included in the calculation of net periodic benefit cost. See Note 12 for additional information.

18.	Fair value disclosures

A.	Fair value measurements

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

In addition, Insurance Services has an equity investment in a real estate investment trust (REIT) which is recorded at fair value based on the net asset value (NAV) of the investment. Beginning January 1, 2018, we adopted new accounting guidance issued by the FASB which resulted in the fair value of the REIT no longer being classified within the fair value hierarchy. Prior to January 1, 2018, the fair value was classified as Level 3.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in Statement 3 as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	42	—	—	42

Corporate bonds
Corporate bonds	—	720	—	—	720
Asset-backed securities	—	63	—	—	63

Mortgage-backed debt securities
U.S. governmental agency	—	297	—	—	297
Residential	—	7	—	—	7
Commercial	—	13	—	—	13
Total debt securities	9	1,142	—	—	1,151
Equity securities
Large capitalization value	260	—	—	—	260
Smaller company growth	46	—	—	—	46
REIT	—	—	—	119	119
Total equity securities	306	—	—	119	425

Total Assets	$315	$1,142	$—	$119	$1,576

Liabilities
Derivative financial instruments, net	$—	$19	$—	$—	$19
Total Liabilities	$—	$19	$—	$—	$19

	December 31, 2017
(Millions of dollars)	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	42	—	42

Corporate bonds
Corporate bonds	—	584	—	584
Asset-backed securities	—	67	—	67

Mortgage-backed debt securities
U.S. governmental agency	—	261	—	261
Residential	—	8	—	8
Commercial	—	17	—	17
Total debt securities	10	979	—	989
Equity securities
Large capitalization value	284	—	—	284
Smaller company growth	56	—	—	56
REIT	—	—	110	110
Total equity securities	340	—	110	450
Total Assets	$350	$979	$110	$1,439

Liabilities
Derivative financial instruments, net	$—	$19	$—	$19
Total Liabilities	$—	$19	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $469 million and $341 million for the years ended December 31, 2018 and 2017, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

TABLE III—Fair Values of Financial Instruments
	2018		2017
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Cash and short-term investments	$7,857	$7,857	$8,261	$8,261	1	Statement 3
Restricted cash and short-term investments	33	33	194	194	1	Statement 3
Investments in debt and equity securities	1,576	1,576	1,439	1,439	1, 2 & 3	Notes 11 & 19
Finance receivables–net (excluding finance leases 1)	14,714	14,798	15,452	15,438	3	Notes 7 & 19
Wholesale inventory receivables–net (excluding finance leases 1)	1,050	1,025	1,153	1,123	3	Notes 7 & 19
Foreign currency contracts–net	47	47	—	—	2	Notes 4 & 19
Interest rate swaps–net	—	—	1	1	2	Notes 4 & 19
Commodity contracts–net	—	—	21	21	2	Notes 4 & 19

Liabilities at December 31,
Short-term borrowings	5,723	5,723	4,837	4,837	1	Note 13
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	8,015	9,046	7,935	9,863	2	Note 14
Financial Products	22,815	22,684	22,106	22,230	2	Note 14
Foreign currency contracts–net	—	—	41	41	2	Notes 4 & 19
Interest rate swaps–net	36	36	—	—	2	Notes 4 & 19
Commodity contracts–net	30	30	—	—	2	Notes 4 & 19
Guarantees	8	8	8	8	3	Note 21

[1]	Total excluded items have a net carrying value at December 31, 2018 and 2017 of $7,463 million and $7,063 million, respectively.

19.	Concentration of credit risk

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

Short-term and long-term investments are held with high quality institutions and, by policy, the amount of credit exposure to any one institution is limited. Long-term investments, primarily included in Other assets in Statement 3, are comprised primarily of available-for-sale debt securities and equity securities at Insurance Services.

For derivative contracts, collateral is generally not required of the counterparties or of our company.  The company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements within Machinery, Energy & Transportation and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2018 and 2017, the maximum exposure to credit loss was $131 million and $74 million, respectively, before the application of any master netting agreements.

Please refer to Note 18 and Table III above for fair value information.

20.	Operating leases

We lease certain property, information technology equipment, warehouse equipment, vehicles and other equipment through operating leases. Total rental expense for operating leases was $322 million, $331 million and $375 million for 2018, 2017 and 2016, respectively.

Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

Years ended December 31,
(Millions of dollars)
2019	2020	2021	2022	2023	Thereafter	Total
$205	$154	$111	$67	$50	$185	$772

21.	Guarantees and product warranty

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

No significant loss has been experienced or is anticipated under any of these guarantees. At both December 31, 2018 and 2017, the related liability was $8 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

(Millions of dollars)	2018	2017
Caterpillar dealer performance guarantees	$1,244	$1,313
Customer loan guarantees	31	40
Supplier consortium performance guarantees	527	565
Third party logistics business lease guarantees	60	69
Other guarantees	116	118
Total guarantees	$1,978	$2,105

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2018 and 2017, the SPC’s assets of $1,149 million and $1,107 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,148 million and $1,106 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

Cat Financial does not require collateral for these commitments/lines, but if credit is extended, collateral may be required upon funding.  The amount of the unused commitments and lines of credit for dealers as of December 31, 2018 and 2017 was

$11,853 million and $10,933 million, respectively.  The amount of the unused commitments for customers as of December 31, 2018 and 2017 was $815 million and $715 million, respectively.

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

(Millions of dollars)	2018	2017
Warranty liability, January 1	$1,419	$1,258
Reduction in liability (payments)	(783)	(860)
Increase in liability (new warranties)	755	1,021
Warranty liability, December 31	$1,391	$1,419

22.	Environmental and legal matters

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

Our Executive Office is comprised of a Chief Executive Officer (CEO), four Group Presidents, a Chief Financial Officer (CFO), a General Counsel & Corporate Secretary and a Chief Human Resources Officer. The Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage.  The General Counsel & Corporate Secretary leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President/CFO level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President/CFO reporting structure.

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

Segment information for 2017 and 2016 has been recast due to our adoption of new accounting guidance issued by the FASB related to the presentation of net periodic pension costs and net periodic postretirement benefit costs. Prior service cost (credits) is no longer included in segment profit. See Note 1J for additional information.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 141 to 146 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs:  Primarily costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. A table, Reconciliation of Restructuring costs on page 143, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 25 for more information.

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

Segment Information
(Millions of dollars)
Reportable Segments:
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at December 31	Capital expenditures
2018
Construction Industries	$23,116		$121	$23,237	$367	$4,174	$4,902	$266
Resource Industries	9,888		382	10,270	462	1,603	6,442	188
Energy & Transportation	18,832		3,953	22,785	640	3,938	8,386	742
Machinery, Energy & Transportation	$51,836		$4,456	$56,292	$1,469	$9,715	$19,730	$1,196
Financial Products Segment	3,279	[1]	—	3,279	834	505	36,002	1,559
Total	$55,115		$4,456	$59,571	$2,303	$10,220	$55,732	$2,755

2017
Construction Industries	$19,133		$107	$19,240	$400	$3,255	$4,838	$228
Resource Industries	7,504		357	7,861	514	698	6,403	183
Energy & Transportation	15,964		3,418	19,382	653	2,856	7,564	527
Machinery, Energy & Transportation	$42,601		$3,882	$46,483	$1,567	$6,809	$18,805	$938
Financial Products Segment	3,093	[1]	—	3,093	820	792	34,893	1,373
Total	$45,694		$3,882	$49,576	$2,387	$7,601	$53,698	$2,311

2016
Construction Industries	$15,612		$78	$15,690	$458	$1,639	$5,367	$186
Resource Industries	5,726		284	6,010	607	(1,045)	7,135	243
Energy & Transportation	14,411		2,540	16,951	677	2,187	7,791	519
Machinery, Energy & Transportation	$35,749		$2,902	$38,651	$1,742	$2,781	$20,293	$948
Financial Products Segment	2,993	[1]	—	2,993	849	702	35,224	1,638
Total	$38,742		$2,902	$41,644	$2,591	$3,483	$55,517	$2,586

1 Includes revenues from Machinery, Energy & Transportation of $470 million, $384 million and $302 million for the years 2018, 2017 and 2016, respectively.

For the year ended December 31, 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
2018
Construction Industries	$10,754	$1,479	$4,410	$6,473	$23,116
Resource Industries	3,357	1,647	2,217	2,667	$9,888
Energy & Transportation	9,685	1,331	4,934	2,882	$18,832
All Other operating segments	63	3	18	70	$154
Corporate Items and Eliminations	(155)	—	(11)	(2)	(168)
Machinery, Energy & Transportation Sales	23,704	4,460	11,568	12,090	$51,822

Financial Products Segment	2,153	281	387	458	3,279
Corporate Items and Eliminations	(234)	(46)	(26)	(73)	(379)
Financial Products Revenues	1,919	235	361	385	2,900

Consolidated Sales and Revenues	$25,623	$4,695	$11,929	$12,475	$54,722

For the year ended December 31, 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
(Millions of dollars)	2018
Oil and gas	$5,763
Power generation	4,334
Industrial	3,640
Transportation	5,095
Energy & Transportation External Sales	$18,832

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
2017
Total external sales and revenues from reportable segments	$42,601	$3,093	$—		$45,694
All Other operating segments	178	—	—		178
Other	(103)	74	(381)	[1]	(410)
Total sales and revenues	$42,676	$3,167	$(381)		$45,462

2016
Total external sales and revenues from reportable segments	$35,749	$2,993	$—		$38,742
All Other operating segments	139	—	—		139
Other	(115)	72	(301)	[1]	(344)
Total sales and revenues	$35,773	$3,065	$(301)		$38,537

[1]	Elimination of Financial Products revenues from Machinery, Energy & Transportation.

Reconciliation of consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
2018
Total profit from reportable segments	$9,715	$505	$10,220
All Other operating segments	23	—	23
Cost centers	2	—	2
Corporate costs	(610)	—	(610)
Timing	(257)	—	(257)
Restructuring costs	(370)	(16)	(386)
Methodology differences:
Inventory/cost of sales	51	—	51
Postretirement benefit expense	(124)	—	(124)
Stock-based compensation expense	(190)	(8)	(198)
Financing costs	(257)	—	(257)
Currency	(219)	—	(219)
Other income/expense methodology differences	(362)	—	(362)
Other methodology differences	(86)	25	(61)
Total consolidated profit before taxes	$7,316	$506	$7,822

2017
Total profit from reportable segments	$6,809	$792	$7,601
All Other operating segments	(44)	—	(44)
Cost centers	22	—	22
Corporate costs	(633)	—	(633)
Timing	(151)	—	(151)
Restructuring costs	(1,253)	(3)	(1,256)
Methodology differences:
Inventory/cost of sales	(77)	—	(77)
Postretirement benefit expense	(141)	—	(141)
Stock-based compensation expense	(198)	(8)	(206)
Financing costs	(524)	—	(524)
Currency	(218)	—	(218)
Other income/expense methodology differences	(181)	—	(181)
Other methodology differences	(97)	(13)	(110)
Total consolidated profit before taxes	$3,314	$768	$4,082

2016
Total profit from reportable segments	$2,781	$702	$3,483
All Other operating segments	(85)	—	(85)
Cost centers	1	—	1
Corporate costs	(527)	—	(527)
Timing	40	—	40
Restructuring costs	(1,014)	(5)	(1,019)
Methodology differences:
Inventory/cost of sales	—	—	—
Postretirement benefit expense	(729)	—	(729)
Stock-based compensation expense	(209)	(9)	(218)
Financing costs	(517)	—	(517)
Currency	(22)	—	(22)
Other income/expense methodology differences	(225)	—	(225)
Other methodology differences	(47)	4	(43)
Total consolidated profit before taxes	$(553)	$692	$139

Reconciliation of Restructuring costs:

As noted above, restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
2018
Construction Industries	$4,174	$(58)	$4,116
Resource Industries	1,603	(191)	1,412
Energy & Transportation	3,938	(84)	3,854
Financial Products Segment	505	(2)	503
All Other operating segments	23	(40)	(17)
Total	$10,243	$(375)	$9,868

2017
Construction Industries	$3,255	$(719)	$2,536
Resource Industries	698	(276)	422
Energy & Transportation	2,856	(115)	2,741
Financial Products Segment	792	(3)	789
All Other operating segments	(44)	(39)	(83)
Total	$7,557	$(1,152)	$6,405

2016
Construction Industries	$1,639	$(41)	$1,598
Resource Industries	(1,045)	(540)	(1,585)
Energy & Transportation	2,187	(248)	1,939
Financial Products Segment	702	(5)	697
All Other operating segments	(85)	(45)	(130)
Total	$3,398	$(879)	$2,519

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
2018
Total assets from reportable segments	$19,730	$36,002	$—	$55,732
All Other operating segments	1,279	—	—	1,279
Items not included in segment assets:
Cash and short-term investments	6,968	—	—	6,968
Intercompany receivables	1,633	—	(1,633)	—
Investment in Financial Products	3,672	—	(3,672)	—
Deferred income taxes	2,015	—	(692)	1,323
Goodwill and intangible assets	4,279	—	—	4,279
Property, plant and equipment – net and other assets	1,998	—	—	1,998
Operating lease methodology difference	(196)	—	—	(196)
Inventory methodology differences	(2,503)	—	—	(2,503)
Liabilities included in segment assets	9,766	—	—	9,766
Other	(166)	66	(37)	(137)
Total assets	$48,475	$36,068	$(6,034)	$78,509

2017
Total assets from reportable segments	$18,805	$34,893	$—	$53,698
All Other operating segments	1,312	—	—	1,312
Items not included in segment assets:
Cash and short-term investments	7,381	—	—	7,381
Intercompany receivables	1,733	—	(1,733)	—
Investment in Financial Products	4,064	—	(4,064)	—
Deferred income taxes	2,166	—	(574)	1,592
Goodwill and intangible assets	4,210	—	—	4,210
Property, plant and equipment – net and other assets	2,341	—	—	2,341
Operating lease methodology difference	(191)	—	—	(191)
Inventory methodology differences	(2,287)	—	—	(2,287)
Liabilities included in segment assets	9,352	—	—	9,352
Other	(399)	(14)	(33)	(446)
Total assets	$48,487	$34,879	$(6,404)	$76,962

2016
Total assets from reportable segments	$20,293	$35,224	$—	$55,517
All Other operating segments	1,381	—	—	1,381
Items not included in segment assets:
Cash and short-term investments	5,257	—	—	5,257
Intercompany receivables	1,713	—	(1,713)	—
Investment in Financial Products	3,638	—	(3,638)	—
Deferred income taxes	3,648	—	(947)	2,701
Goodwill and intangible assets	3,883	—	—	3,883
Property, plant and equipment – net and other assets	1,645	—	—	1,645
Operating lease methodology difference	(186)	—	—	(186)
Inventory methodology differences	(2,373)	—	—	(2,373)
Liabilities included in segment assets	7,400	—	—	7,400
Other	(436)	(29)	(56)	(521)
Total assets	$45,863	$35,195	$(6,354)	$74,704

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
2018
Total depreciation and amortization from reportable segments	$1,469	$834	$2,303
Items not included in segment depreciation and amortization:
All Other operating segments	225	—	225
Cost centers	130	—	130
Other	71	37	108
Total depreciation and amortization	$1,895	$871	$2,766

2017
Total depreciation and amortization from reportable segments	$1,567	$820	$2,387
Items not included in segment depreciation and amortization:
All Other operating segments	220	—	220
Cost centers	143	—	143
Other	86	41	127
Total depreciation and amortization	$2,016	$861	$2,877

2016
Total depreciation and amortization from reportable segments	$1,742	$849	$2,591
Items not included in segment depreciation and amortization:
All Other operating segments	219	—	219
Cost centers	156	—	156
Other	27	41	68
Total depreciation and amortization	$2,144	$890	$3,034

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
2018
Total capital expenditures from reportable segments	$1,196	$1,559	$—	$2,755
Items not included in segment capital expenditures:
All Other operating segments	170	—	—	170
Cost centers	100	—	—	100
Timing	42	—	—	42
Other	(287)	216	(80)	(151)
Total capital expenditures	$1,221	$1,775	$(80)	$2,916

2017
Total capital expenditures from reportable segments	$938	$1,373	$—	$2,311
Items not included in segment capital expenditures:
All Other operating segments	134	—	—	134
Cost centers	84	—	—	84
Timing	(96)	—	—	(96)
Other	(144)	80	(33)	(97)
Total capital expenditures	$916	$1,453	$(33)	$2,336

2016
Total capital expenditures from reportable segments	$948	$1,638	$—	$2,586
Items not included in segment capital expenditures:
All Other operating segments	182	—	—	182
Cost centers	72	—	—	72
Timing	153	—	—	153
Other	(149)	133	(49)	(65)
Total capital expenditures	$1,206	$1,771	$(49)	$2,928

Enterprise-wide Disclosures:

Information about Geographic Areas:

				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2018	2017	2016	2018	2017
Inside United States	$22,690	$18,552	$15,956	$8,152	$8,126
Outside United States	32,032	26,910	22,581	5,422	6,029
Total	$54,722	$45,462	$38,537	$13,574	$14,155

[1]	Sales of Machinery, Energy & Transportation are based on dealer or customer location. Revenues from services provided are based on where service is rendered.

24.	Acquisitions

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

Downer Freight Rail

On January 2, 2018, we completed the acquisition of certain assets and liabilities of the Downer Freight Rail business (Downer Freight Rail). Headquartered in North Ryde, Australia, Downer Freight Rail provides a full suite of rolling stock, aftermarket parts and services throughout Australia. The acquisition was executed to strengthen our existing Rail footprint in Australia, which currently includes rolling stock maintenance facilities, as well as infrastructure and signaling facilities. The purchase price for the acquisition was $97 million.

The transaction was financed with available cash. Tangible assets as of the acquisition date were $86 million, recorded at their fair values, and primarily included receivables of $23 million, inventories of $40 million, and property, plant and equipment of $15 million. Finite-lived customer relationship intangible assets acquired were $6 million. The finite lived intangible assets are being amortized on a straight-line basis over an amortization period of 15 years. Liabilities assumed as of the acquisition date were $14 million, which represented their fair values. Goodwill of $18 million, not expected to be deducted for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill include Downer Freight Rail’s strategic fit into our rail product portfolio, the opportunity to expand our aftermarket parts and maintenance service portfolio in Australia and the acquired assembled workforce. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the Energy & Transportation segment in Note 23. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Kemper Valve & Fittings Corp.

On December 15, 2016, we acquired 100 percent of the equity in privately held Kemper Valve & Fittings Corp. (Kemper). Kemper is headquartered in Island Lake, Illinois and designs, manufactures, sells, and services high pressure flow iron to the well service segment of the Oil & Gas industry. This acquisition provides Caterpillar with a new product offering which complements its existing products in the Oil & Gas industry. The purchase price, net of $12 million of acquired cash, consisted of $92 million paid at closing, $1 million paid in 2017, and $8 million paid in 2018. In addition, there is contingent consideration with a fair value of $38 million as of the acquisition date which is comprised of two components: 1) our expected use of a charitable contribution carry forward for U.S. tax purposes acquired from Kemper which has an estimated maximum payment of $20 million and 2) a specified industry performance index price target during the period from January 1, 2017 to December 31, 2021 which is capped at $20 million per year. As of December 31, 2018, $10 million was paid related to the use of the charitable contribution carry forward for U.S. tax purposes with an additional $10 million paid in January of 2019.  No amounts were paid through 2018 for the contingent consideration related to the specified industry performance index price target, which continues to be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in Statement 1.

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

Restructuring costs for 2018, 2017 and 2016 were as follows:

(Millions of dollars)	2018	2017	2016
Employee separations [1]	$112	$525	$297
Contract terminations [1]	7	183	62
Long-lived asset impairments [1]	93	346	391
Defined benefit plan curtailments and termination benefits [2]	(8)	29	7
Other [3]	182	173	262
Total restructuring costs	$386	$1,256	$1,019

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management costs, equipment relocation and inventory write-downs, and also LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2018 were primarily related to ongoing facility closures across the company. In 2017, about half of the restructuring costs were related to the closure of the facility in Gosselies, Belgium, within Construction Industries, and the remainder was related to other restructuring actions across the company. The restructuring costs in 2016 were primarily related to actions in Resource Industries in response to continued weakness in the mining industry. In addition, costs in 2016 resulted from our decision to discontinue production of on-highway vocational trucks within Energy & Transportation and other restructuring actions across the company.

Restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 23 for more information.

The following table summarizes the 2017 and 2018 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2016	$147
Increase in liability (separation charges)	525
Reduction in liability (payments)	(423)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	$85

Most of the remaining liability balance as of December 31, 2018 is expected to be paid in 2019.

In March 2017, Caterpillar informed Belgian authorities of the decision to proceed to a collective dismissal, which led to the closure of the Gosselies site, impacting about 2,000 employees. Production of Caterpillar products at the Gosselies site ended during the second quarter of 2017. The other operations and functions at the Gosselies site were phased out by the end of the second quarter of 2018. The program concluded in 2018, and we incurred a total of $647 million of restructuring costs (primarily in 2017) under the program. Those costs were primarily related to employee separation costs, long-lived asset impairments, and other costs which were partially offset by a LIFO inventory decrement benefit.

Restructuring costs for the year ended December 31, 2016 were $1,019 million. Throughout 2016, we initiated the following restructuring plans:

•
In February 2016, we made the decision to discontinue production of on-highway vocational trucks. Based on the business climate in the truck industry and a thorough evaluation of the business, the company decided it would withdraw from this market. We recognized $104 million of restructuring costs, primarily related to long-lived asset impairments and sales discounts.

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

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures that occurred through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint which led to the Gosselies, Belgium, facility, closure as discussed above. We incurred $121 million, $817 million and $281 million of restructuring costs associated with these actions in 2018, 2017 and 2016, respectively. Total restructuring costs incurred since inception of the Plan were $1,788 million. The remaining costs of approximately $50 million related to the Plan are expected to be recognized in 2019.

26. Selected quarterly financial results (unaudited)

	2018 Quarter
(Dollars in millions except per share data)	1st	2nd	3rd		4th
Sales and revenues	$12,859	$14,011	$13,510		$14,342
Less: Revenues	(709)	(732)	(747)		(712)
Sales	12,150	13,279	12,763		13,630
Cost of goods sold	8,566	9,422	9,022		9,987
Gross margin	3,584	3,857	3,741		3,643
Profit [1]	$1,665	$1,707	$1,727	[4]	$1,048	[5,6,7]
Profit per common share	$2.78	$2.86	$2.92		$1.80
Profit per common share–diluted [2]	$2.74	$2.82	$2.88		$1.78

	2017 Quarter
	1st	2nd	3rd		4th
Sales and revenues	$9,822	$11,331	$11,413		$12,896
Less: Revenues	(692)	(692)	(700)		(702)
Sales	9,130	10,639	10,713		12,194
Cost of goods sold	6,801	7,816	7,678		8,965
Gross margin	2,329	2,823	3,035		3,229
Profit (loss) [1]	$192	$802	$1,059		$(1,299)	[5,6,7]
Profit (loss) per common share	$0.33	$1.36	$1.79		$(2.18)
Profit (loss) per common share–diluted [2]	$0.32	$1.35	$1.77		$(2.18)	[3]

[1]	Profit (loss) attributable to common shareholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

[3]	In the fourth quarter of 2017, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.

[4]
The third quarter of 2018 includes a benefit of $154 million due to the revised estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. The third quarter of 2018 also includes a charge of $59 million to increase the valuation allowance against deferred tax assets for prior years.  See Note 6 for additional details.

[5]
The fourth quarter of 2018 and fourth quarter of 2017 include pre-tax pension and other postretirement benefit plan actuarial losses of $495 million and $301 million, respectively. See Note 12 for additional information on these costs.

[6]
The fourth quarter of 2018 includes a benefit of $63 million from reductions in the valuation allowance against U.S. state deferred tax assets. The fourth quarter of 2017 includes a benefit of $111 million from increases in the valuation allowance against U.S. state deferred tax assets. See Note 6 for additional information.

[7]
The fourth quarter of 2018 includes a charge of $50 million due to an increase to the $2,371 million charge in the fourth quarter of 2017 due to the enactment of U.S. tax reform legislation on December 22, 2017. See Note 6 for additional information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report.  Based on that evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Management's report on the company's internal control over financial reporting as of December 31, 2018 is included on page 65 of Part II, Item 8 "Financial Statements and Supplementary Data." The effectiveness of the company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 66-67 of Part II, Item 8 "Financial Statements and Supplementary Data."

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

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2019 Proxy Statement.

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

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2019 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2018)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,212,942	$91.92	44,139,162
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	21,212,942	$91.92	44,139,162

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2019 Proxy Statement.

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
10.3
Caterpillar Inc. Executive Office Annual Incentive Plan (formerly known as the Caterpillar Inc. Executive Short Term Incentive Plan), dated June 11, 2014 (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 12, 2014)*

10.4
First Amendment to the Caterpillar Inc. Executive Office Annual Incentive Plan, dated December 10, 2015 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.5
Form of Stock Appreciation Right Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*

10.6
Form of Nonqualified Stock Option Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*

10.7
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.8
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016 (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.9
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.10	Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017*
10.11
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.12
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)*

10.13
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.14
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.15
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)*

10.16
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016 (incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.17
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.18
Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.19	First Amendment to the Caterpillar Inc. Supplemental Retirement Plan, dated December 14, 2018*
10.20
Caterpillar Inc. Supplemental Employees’ Investment Plan, amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.21
First Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July, 24, 2017 (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.22	Second Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, dated December 14, 2018*
10.23
Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.24
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)*

10.25
Caterpillar Inc. Deferred Employees’ Investment Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.26
First Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.27	Second Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, dated December 14, 2018*

10.28
Caterpillar Inc. Supplemental Deferred Compensation Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.29
First Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.30	Second Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, dated December 14, 2018*
10.31
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.32
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.33
Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated May 1, 2018 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.34
Revised Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated August 28, 2018 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*

10.35	Retention and Retirement Agreement dated July 31, 2017 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2017)*
10.36
First Amendment to Retention and Retirement Agreement by and between Caterpillar Inc. and Bradley M. Halverson dated February 19, 2018 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.37
Retention and Retirement Agreement dated April 6, 2018, by and between Caterpillar Inc. and Robert Brian Charter (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2018)*

10.38	Mercer Super Trust CatSuper Special Arrangement Agreement between Caterpillar of Australia PTY LTD and Robert Brian Charter dated June 26, 2007*
10.39
Mercer Super Trust CatSuper Special Arrangement Agreement, by and between Caterpillar of Australia PTY LTD. and Robert Brian Charter dated April 4, 2018 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.40	Time Share Agreement dated January 10, 2017 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed December 31, 2016)*
10.41
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

10.42
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

10.43
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

10.44
Amended and Restated Credit Agreement (3-Year Facility), dated September 10, 2015, by and among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International Limited, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2015)

10.45
Local Currency Addendum to the 3-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2015)

10.46
Japan Local Currency Addendum to the 3-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and Japan Local Currency Banks (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2015)

10.47
Omnibus Amendment No. 1 to the Amended and Restated 3-Year Facility, Amendment No. 1 to the Local Currency Addendum and Amendment No. 1 to the Japan Local Currency Addendum, dated as of September 8, 2016 (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 14, 2016)

10.48
Omnibus Amendment No. 2 to the Amended and Restated Credit Agreement (Three-Year Facility) and Amendment No. 2 to the Japan Local Currency Addendum , dated as of September 8, 2017 among the Company, Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, Caterpillar International Finance Designated Activity Company, the banks named therein, Japan Local Currency Banks, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent, Citibank Europe plc, as Local Currency Agent, and Citibank, N.A., as Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 12, 2017)

10.49
Omnibus Amendment No. 3 to the Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 2 to the Local Currency Addendum and Amendment No. 3 to the Japan Local Currency Addendum, dated September 10, 2018, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 12, 2018).

10.50
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

10.51
Local Currency Addendum to the Five-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, the Local Currency Banks named therein, Citibank, N.A. and Citibank International Limited (incorporated by reference from Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed September 16, 2015)

10.52
Japan Local Currency Addendum to the 5-Year Facility among the Company, Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed September 16, 2015)

10.53
Omnibus Amendment No. 1 to the Amended and Restated 5-Year Facility, Amendment No. 1 to the Local Currency Addendum and Amendment No. 1 to the Japan Local Currency Addendum, dated as of September 8, 2016 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 14, 2016)

10.54
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

10.55
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

21	Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of D. James Umpleby, III, Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Andrew R.J. Bonfield, Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of D. James Umpleby, III, Chief Executive Officer of Caterpillar Inc. and Andrew R.J. Bonfield, Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Unless otherwise indicated, all filings referenced above on Forms 10-K, 10-Q and 8-K are contained in the SEC File No. 001-00768.

Item 16.  Form 10-K Summary.

None.

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC.
Registrant

February 14, 2019	By:	/s/ Suzette M. Long
Suzette M. Long
General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 14, 2019	/s/ D. James Umpleby, III
D. James Umpleby, III

February 14, 2019	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 14, 2019	/s/ Jananne A. Copeland	Chief Accounting Officer
Jananne A. Copeland

February 14, 2019	/s/ Kelly A. Ayotte	Director
Kelly A. Ayotte

February 14, 2019	/s/ David L. Calhoun	Presiding Director
David L. Calhoun

February 14, 2019	/s/ Daniel M. Dickinson	Director
Daniel M. Dickinson

February 14, 2019	/s/ Juan Gallardo	Director
Juan Gallardo

February 14, 2019	/s/ Dennis A. Muilenburg	Director
Dennis A. Muilenburg

February 14, 2019	/s/ William A. Osborn	Director
William A. Osborn

February 14, 2019	/s/ Debra L. Reed-Klages	Director
Debra L. Reed-Klages

February 14, 2019	/s/ Edward B. Rust, Jr.	Director
Edward B. Rust, Jr.

February 14, 2019	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 14, 2019	/s/ Miles D. White	Director
Miles D. White

February 14, 2019	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.