Form 10-Q
period 2019-06-30
CATERPILLAR INC
filed 2019-08-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

At June 30, 2019, 562,589,191 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2019	2018
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,671	$13,279
Revenues of Financial Products	761	732
Total sales and revenues	14,432	14,011

Operating costs:
Cost of goods sold	9,941	9,422
Selling, general and administrative expenses	1,309	1,440
Research and development expenses	441	462
Interest expense of Financial Products	192	182
Other operating (income) expenses	336	338
Total operating costs	12,219	11,844

Operating profit	2,213	2,167

Interest expense excluding Financial Products	103	102
Other income (expense)	68	121

Consolidated profit before taxes	2,178	2,186

Provision (benefit) for income taxes	565	490
Profit of consolidated companies	1,613	1,696

Equity in profit (loss) of unconsolidated affiliated companies	6	9

Profit of consolidated and affiliated companies	1,619	1,705

Less: Profit (loss) attributable to noncontrolling interests	(1)	(2)

Profit [1]	$1,620	$1,707

Profit per common share	$2.85	$2.86

Profit per common share – diluted [2]	$2.83	$2.82

Weighted-average common shares outstanding (millions)
– Basic	567.8	596.2
– Diluted [2]	573.1	604.2

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2019	2018

Profit of consolidated and affiliated companies	$1,619	$1,705
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2019 - $6; 2018 - $(30)	99	(411)

Pension and other postretirement benefits:
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2019 - $3; 2018 - $1	(7)	(7)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $4; 2018 - $(13)	(16)	36
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 - $1; 2018 - $30	(1)	(96)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $(2); 2018 - $1	15	(2)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 - $0; 2018 - $0	(1)	—

Total other comprehensive income (loss), net of tax	89	(480)
Comprehensive income	1,708	1,225
Less: comprehensive income attributable to the noncontrolling interests	(1)	(2)
Comprehensive income attributable to shareholders	$1,709	$1,227

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2019	2018
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,395	$25,429
Revenues of Financial Products	1,503	1,441
Total sales and revenues	27,898	26,870

Operating costs:
Cost of goods sold	18,944	17,988
Selling, general and administrative expenses	2,628	2,716
Research and development expenses	876	905
Interest expense of Financial Products	382	348
Other operating (income) expenses	648	638
Total operating costs	23,478	22,595

Operating profit	4,420	4,275

Interest expense excluding Financial Products	206	203
Other income (expense)	228	248

Consolidated profit before taxes	4,442	4,320

Provision (benefit) for income taxes	952	962
Profit of consolidated companies	3,490	3,358

Equity in profit (loss) of unconsolidated affiliated companies	13	14

Profit of consolidated and affiliated companies	3,503	3,372

Less: Profit (loss) attributable to noncontrolling interests	2	—

Profit [1]	$3,501	$3,372

Profit per common share	$6.14	$5.65

Profit per common share – diluted [2]	$6.08	$5.56

Weighted-average common shares outstanding (millions)
– Basic	569.9	597.0
– Diluted [2]	575.8	606.1

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2019	2018

Profit of consolidated and affiliated companies	$3,503	$3,372
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2019 - $2; 2018 - $(15)	77	(227)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2019 - $0; 2018 - $1	—	(2)
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2019 - $6; 2018 - $3	(14)	(14)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $1; 2018 - $(14)	(6)	41
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 - $3; 2018 - $24	(10)	(78)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $(8); 2018 - $3	30	(13)

Total other comprehensive income (loss), net of tax	77	(293)
Comprehensive income	3,580	3,079
Less: comprehensive income attributable to the noncontrolling interests	2	—
Comprehensive income attributable to shareholders	$3,578	$3,079

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and short-term investments	$7,429	$7,857
Receivables – trade and other	8,996	8,802
Receivables – finance	9,539	8,650
Prepaid expenses and other current assets	1,818	1,765
Inventories	12,007	11,529
Total current assets	39,789	38,603

Property, plant and equipment – net	13,172	13,574
Long-term receivables – trade and other	1,154	1,161
Long-term receivables – finance	12,461	13,286
Noncurrent deferred and refundable income taxes	1,473	1,439
Intangible assets	1,733	1,897
Goodwill	6,211	6,217
Other assets	3,194	2,332
Total assets	$79,187	$78,509

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$—
Financial Products	5,266	5,723
Accounts payable	7,022	7,051
Accrued expenses	3,789	3,573
Accrued wages, salaries and employee benefits	1,411	2,384
Customer advances	1,263	1,243
Dividends payable	579	495
Other current liabilities	2,157	1,919
Long-term debt due within one year:
Machinery, Energy & Transportation	13	10
Financial Products	6,235	5,820
Total current liabilities	27,735	28,218

Long-term debt due after one year:
Machinery, Energy & Transportation	7,657	8,005
Financial Products	17,107	16,995
Liability for postemployment benefits	7,448	7,455
Other liabilities	4,362	3,756
Total liabilities	64,309	64,429
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/19 and 12/31/18 – 814,894,624) at paid-in amount	5,822	5,827
Treasury stock (6/30/19 – 252,305,433 shares; 12/31/18 – 239,351,886 shares) at cost	(22,467)	(20,531)
Profit employed in the business	32,981	30,427
Accumulated other comprehensive income (loss)	(1,499)	(1,684)
Noncontrolling interests	41	41
Total shareholders’ equity	14,878	14,080
Total liabilities and shareholders’ equity	$79,187	$78,509

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2018
Balance at March 31, 2018	$5,640	$(17,347)	$27,929	$(1,016)	$66	$15,272
Profit of consolidated and affiliated companies	—	—	1,707	—	(2)	1,705
Foreign currency translation, net of tax	—	—	—	(411)	—	(411)
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	(60)	—	(60)
Available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Dividends declared [1]	—	—	(979)	—	—	(979)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 1,302,281	38	69	—	—	—	107
Stock-based compensation expense	62	—	—	—	—	62
Common shares repurchased: 4,881,793 [2]	—	(750)	—	—	—	(750)
Other	6	—	—	—	—	6
Balance at June 30, 2018	$5,746	$(18,028)	$28,657	$(1,496)	$63	$14,942

Three Months Ended June 30, 2019
Balance at March 31, 2019	$5,804	$(21,214)	$32,435	$(1,588)	$41	$15,478
Profit of consolidated and affiliated companies	—	—	1,620	—	(1)	1,619
Foreign currency translation, net of tax	—	—	—	99	—	99
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	(17)	—	(17)
Available-for-sale securities, net of tax	—	—	—	14	—	14
Dividends declared [1]	—	—	(1,074)	—	—	(1,074)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 644,039	11	33	—	—	—	44
Stock-based compensation expense	68	—	—	—	—	68
Common shares repurchased: 9,757,126 [2]	—	(1,286)	—	—	—	(1,286)
Other	(61)	—	—	—	2	(59)
Balance at June 30, 2019	$5,822	$(22,467)	$32,981	$(1,499)	$41	$14,878

1 Dividends per share of common stock of $1.89 and $1.64 were declared in the three months ended June 30, 2019 and 2018, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2018
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance
Revenue recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	5,593	(17,005)	26,265	(1,203)	69	13,719
Profit of consolidated and affiliated companies	—	—	3,372	—	—	3,372
Foreign currency translation, net of tax	—	—	—	(227)	—	(227)
Pension and other postretirement benefits, net of tax	—	—	—	(16)	—	(16)
Derivative financial instruments, net of tax	—	—	—	(37)	—	(37)
Available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Change in ownership from noncontrolling interests	2	—	—	—	(5)	(3)
Dividends declared [1]	—	—	(980)	—	—	(980)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 4,729,038	29	227	—	—	—	256
Stock-based compensation expense	112	—	—	—	—	112
Common shares repurchased: 8,029,422 [2]	—	(1,250)	—	—	—	(1,250)
Other	10	—	—	—	—	10
Balance at June 30, 2018	$5,746	$(18,028)	$28,657	$(1,496)	$63	$14,942

Six Months Ended June 30, 2019
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance[3]
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	5,827	(20,531)	30,554	(1,576)	41	14,315
Profit of consolidated and affiliated companies	—	—	3,501	—	2	3,503
Foreign currency translation, net of tax	—	—	—	77	—	77
Pension and other postretirement benefits, net of tax	—	—	—	(14)	—	(14)
Derivative financial instruments, net of tax	—	—	—	(16)	—	(16)
Available-for-sale securities, net of tax	—	—	—	30	—	30
Dividends declared [1]	—	—	(1,074)	—	—	(1,074)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 2,503,104	(62)	101	—	—	—	39
Stock-based compensation expense	113	—	—	—	—	113
Common shares repurchased: 15,456,651 [2]	—	(2,037)	—	—	—	(2,037)
Other	(56)	—	—	—	—	(56)
Balance at June 30, 2019	$5,822	$(22,467)	$32,981	$(1,499)	$41	$14,878

1 Dividends per share of common stock of $1.89 and $1.64 were declared in the six months ended June 30, 2019 and 2018, respectively.
2 See Note 12 for additional information.
3 See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2019	2018
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,503	$3,372
Adjustments for non-cash items:
Depreciation and amortization	1,288	1,367
Other	440	446
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(166)	(703)
Inventories	(487)	(1,208)
Accounts payable	134	545
Accrued expenses	151	(31)
Accrued wages, salaries and employee benefits	(979)	(768)
Customer advances	14	(54)
Other assets – net	(221)	174
Other liabilities – net	32	(57)
Net cash provided by (used for) operating activities	3,709	3,083

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(479)	(645)
Expenditures for equipment leased to others	(746)	(883)
Proceeds from disposals of leased assets and property, plant and equipment	422	539
Additions to finance receivables	(6,181)	(6,143)
Collections of finance receivables	5,902	5,405
Proceeds from sale of finance receivables	119	124
Investments and acquisitions (net of cash acquired)	(3)	(348)
Proceeds from sale of businesses and investments (net of cash sold)	—	12
Proceeds from sale of securities	170	168
Investments in securities	(243)	(318)
Other – net	(40)	21
Net cash provided by (used for) investing activities	(1,079)	(2,068)

Cash flow from financing activities:
Dividends paid	(986)	(933)
Common stock issued, including treasury shares reissued	39	256
Common shares repurchased	(2,105)	(1,250)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	—
Financial Products	5,340	4,307
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(4)	(3)
Financial Products	(4,897)	(4,433)
Short-term borrowings – net (original maturities three months or less)	(436)	1,487
Other – net	(2)	(4)
Net cash provided by (used for) financing activities	(3,051)	(573)
Effect of exchange rate changes on cash	(10)	(68)
Increase (decrease) in cash and short-term investments and restricted cash	(431)	374
Cash and short-term investments and restricted cash at beginning of period	7,890	8,320
Cash and short-term investments and restricted cash at end of period	$7,459	$8,694

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2019 and 2018, (b) the consolidated comprehensive income for the three and six months ended June 30, 2019 and 2018, (c) the consolidated financial position at June 30, 2019 and December 31, 2018, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018 and (e) the consolidated cash flow for the six months ended June 30, 2019 and 2018.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was $148 million and $131 million as of June 30, 2019 and December 31, 2018, respectively.

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

2.                                   New accounting guidance

A. Adoption of new accounting standards

Lease accounting (Accounting Standards Update (ASU) 2016-02) – In February 2016, the Financial Accounting Standards Board (FASB) issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. The new guidance was effective January 1, 2019 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019. The prior period comparative information has not been recasted and continues to be reported under the accounting guidance in effect for those periods.

The new guidance provides a number of optional practical expedients in transition. We elected the "package of practical expedients," which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. For certain property and information technology equipment leases, we have elected to separate payments for lease components from non-lease components. For all other leases, we have elected not to separate lease and non-lease components. We have elected the short-term lease recognition exemption for all leases that qualify, which means we will not recognize right-of-use assets or lease liabilities for these leases with a term of twelve months or less.

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

In March 2019, the FASB issued Leases - Codification improvements (ASU 2019-01) which amended the new leasing guidance. Under these amendments, lessors that are not manufacturers or dealers will use their cost, less any discounts that may apply, as the fair value of the underlying asset, and lessors within the scope of Financial Services-Depository and Lending guidance will present all principal payments received under leases within investment activities on the statement of cash flows.  We adopted the new guidance effective January 1, 2019, and the adoption did not have a material impact to our financial statements.

See Note 10 for additional information.

The cumulative effect of initially applying the new lease guidance to our consolidated financial statements on January 1, 2019 was as follows:

Consolidated Statement of Financial Position
(Millions of dollars)	Balance as of December 31, 2018	Cumulative Impact from Adopting New Lease Guidance	Balance as of January 1, 2019
Assets
Prepaid expenses and other current assets	$1,765	$(17)	$1,748
Property, plant and equipment - net	$13,574	$(26)	$13,548
Noncurrent deferred and refundable income taxes	$1,439	$(77)	$1,362
Other assets	$2,332	$713	$3,045

Liabilities
Accrued expenses	$3,573	$(27)	$3,546
Other current liabilities	$1,919	$209	$2,128
Long-term debt due after one year
Machinery, Energy & Transportation	$8,005	$(362)	$7,643
Other liabilities	$3,756	$538	$4,294

Shareholders' equity
Profit employed in the business	$30,427	$235	$30,662

The following ASUs were effective January 1, 2019 and did not have a material impact on our financial statements:

ASU	Description
2017-08	Premium amortization on purchased callable debt securities
2017-12	Derivatives and hedging - Targeted improvements
2018-02	Reclassification of certain tax effects from accumulated other comprehensive income

B. Accounting standards issued but not yet adopted

Credit losses (ASU 2016-13) – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. An implementation team continues to evaluate data requirements and methodologies and has started designing new processes and controls. The team is also modeling results to assess the effect of the new guidance on our financial statements. We plan to adopt the new guidance effective January 1, 2020.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

3.	Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer's purchase of inventory. Wholesale inventory receivables are included in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,870 million and $7,743 million as of June 30, 2019 and December 31, 2018, respectively, and are recognized in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $663 million and $674 million as of June 30, 2019 and December 31, 2018, respectively, and are recognized in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Long-term customer advances recognized in Other liabilities in the Consolidated Statement of Financial Position were $434 million and $437 million as of June 30, 2019 and December 31, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2019, we recognized $368 million and $875 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2019.

As of June 30, 2019, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $6.0 billion, of which $2.4 billion is expected to be completed and revenue recognized in the twelve months following June 30, 2019. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $68 million and $113 million for the three and six months ended June 30, 2019, respectively, and $62 million and $112 million for the three and six months ended June 30, 2018, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,499,524	$40.98	$138.35	1,566,788	$46.18	$151.12
RSUs	657,389	$138.35	$138.35	683,339	$151.16	$151.16
PRSUs	342,097	$138.35	$138.35	339,559	$151.12	$151.12

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2019 and 2018, respectively:

	Grant Year
	2019	2018
Weighted-average dividend yield	2.56%	2.70%
Weighted-average volatility	29.1%	30.2%
Range of volatilities	25.1-38.7%	21.5-33.0%
Range of risk-free interest rates	2.48-2.68%	2.02-2.87%
Weighted-average expected lives	7 years	8 years

As of June 30, 2019, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $261 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of June 30, 2019, the maximum term of these outstanding contracts was approximately 51 months.

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

As of June 30, 2019, $6 million of deferred net gains, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Financial Products operations has a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of Cat Financial’s debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2019	December 31, 2018
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$26	$16
Machinery, Energy & Transportation	Accrued expenses	(17)	(26)
Machinery, Energy & Transportation	Other liabilities	(4)	(9)
Financial Products	Receivables – trade and other	47	53
Financial Products	Long-term receivables – trade and other	15	35
Financial Products	Accrued expenses	(17)	(9)
Interest rate contracts
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	6	3
Financial Products	Accrued expenses	(71)	(40)
		$(15)	$24
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$5	$2
Machinery, Energy & Transportation	Accrued expenses	—	(21)
Financial Products	Receivables – trade and other	11	15
Financial Products	Long-term receivables – trade and other	5	5
Financial Products	Accrued expenses	(20)	(14)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	4	1
Machinery, Energy & Transportation	Accrued expenses	(8)	(31)
Machinery, Energy & Transportation	Other liabilities	(1)	—
		$(4)	$(43)

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018

Machinery, Energy & Transportation	$2,110	$1,834
Financial Products	$8,736	$10,210

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Cash Flow Hedges
	Three Months Ended June 30, 2019
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations containing hedging gains (losses)
Foreign exchange contracts
Machinery, Energy & Transportation	$4
		Cost of goods sold	$(1)	$9,941
Financial Products	10
		Interest expense of Financial Products	7	$192
		Other income (expense)	(4)	$68
Interest rate contracts
Financial Products	(34)	Interest expense of Financial Products	—	$192
	$(20)		$2

	Three Months Ended June 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(79)	Other income (expense)	$4	$—
Financial Products	123	Other income (expense)	119	—
		Interest expense of Financial Products	5	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	5	Interest expense of Financial Products	—	—
	$49		$126	$—

Cash Flow Hedges
	Six Months Ended June 30, 2019
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations containing hedging gains (losses)
Foreign exchange contracts
Machinery, Energy & Transportation	$21
		Sales of Machinery, Energy & Transportation	$1	$26,395
		Cost of goods sold	(4)	$18,944
Financial Products	32
		Interest expense of Financial Products	14	$382
		Other income (expense)	2	$228
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	$206
Financial Products	(60)	Interest expense of Financial Products	1	$382
	$(7)		$13

	Six Months Ended June 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(40)	Other income (expense)	$5	$—
Financial Products	90	Other income (expense)	90	—
		Interest expense of Financial Products	8	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	5	Interest expense of Financial Products	1	—
	$55		$102	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$7	$(54)
Financial Products	Other income (expense)	(10)	23
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(7)	9
		$(10)	$(22)

	Classification of Gains (Losses)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$13	$(38)
Financial Products	Other income (expense)	(39)	16
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	16	—
		$(10)	$(22)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2019 and December 31, 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$35	$—	$35	$(20)	$—	$15
Financial Products	84	—	84	(19)	—	65
Total	$119	$—	$119	$(39)	$—	$80

June 30, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(30)	$—	$(30)	$20	$—	$(10)
Financial Products	(108)	—	(108)	19	—	(89)
Total	$(138)	$—	$(138)	$39	$—	$(99)

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$19	$—	$19	$(19)	$—	$—
Financial Products	112	—	112	(34)	—	78
Total	$131	$—	$131	$(53)	$—	$78

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(87)	$—	$(87)	$19	$—	$(68)
Financial Products	(63)	—	(63)	34	—	(29)
Total	$(150)	$—	$(150)	$53	$—	$(97)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2019	December 31, 2018
Raw materials	$3,593	$3,382
Work-in-process	2,574	2,674
Finished goods	5,604	5,241
Supplies	236	232
Total inventories	$12,007	$11,529

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2019
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,460	$(1,330)	$1,130
Intellectual property	12	1,516	(992)	524
Other	12	199	(120)	79
Total finite-lived intangible assets	14	$4,175	$(2,442)	$1,733

		December 31, 2018
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,463	$(1,249)	$1,214
Intellectual property	11	1,557	(965)	592
Other	13	199	(108)	91
Total finite-lived intangible assets	14	$4,219	$(2,322)	$1,897

Amortization expense for the three and six months ended June 30, 2019 was $81 million and $163 million, respectively. Amortization expense for the three and six months ended June 30, 2018 was $83 million and $166 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2019	2020	2021	2022	2023	Thereafter
$162	$311	$293	$274	$216	$477

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2019 or 2018.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2019 were as follows:

(Millions of dollars)	December 31, 2018	Other Adjustments [1]	June 30, 2019
Construction Industries
Goodwill	$304	$4	$308
Impairments	(22)	—	(22)
Net goodwill	282	4	286
Resource Industries
Goodwill	4,172	(7)	4,165
Impairments	(1,175)	—	(1,175)
Net goodwill	2,997	(7)	2,990
Energy & Transportation
Goodwill	2,882	(4)	2,878
All Other [2]
Goodwill	56	1	57
Consolidated total
Goodwill	7,414	(6)	7,408
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,217	$(6)	$6,211

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

Debt securities have been classified as available-for-sale, and the unrealized gains and losses arising from the revaluation of these debt securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position). The unrealized gains and losses arising from the revaluation of the equity securities are included in Other income (expense) in the Consolidated Statement of Results of Operations. Realized gains and losses on sales of investments are generally determined using the specific identification method for debt and equity securities and are included in Other income (expense) in the Consolidated Statement of Results of Operations.

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	June 30, 2019			December 31, 2018
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	47	—	47	42	—	42

Corporate bonds
Corporate bonds	805	14	819	735	(15)	720
Asset-backed securities	56	—	56	63	—	63

Mortgage-backed debt securities
U.S. governmental agency	302	3	305	301	(4)	297
Residential	7	—	7	7	—	7
Commercial	36	1	37	14	(1)	13
Total debt securities	$1,262	$18	$1,280	$1,171	$(20)	$1,151

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2019
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$33	$—	$134	$1	$167	$1
Mortgage-backed debt securities
U.S. governmental agency	9	—	57	1	66	1
Total	$42	$—	$191	$2	$233	$2

	December 31, 2018
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$280	$3	$391	$11	$671	$14
Asset-backed securities	6	—	38	1	44	1
Mortgage-backed debt securities
U.S. governmental agency	52	—	223	5	275	5
Commercial	—	—	14	1	14	1
Total	$338	$3	$666	$18	$1,004	$21

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2019.

Mortgage-Backed Debt Securities. The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2019.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2019
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$100	$99
Due after one year through five years	664	674
Due after five years through ten years	134	138
Due after ten years	19	20
U.S. governmental agency mortgage-backed securities	302	305
Residential mortgage-backed securities	7	7
Commercial mortgage-backed securities	36	37
Total debt securities – available-for-sale	$1,262	$1,280

Sales of available-for-sale securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2019	2018	2019	2018
Proceeds from the sale of available-for-sale securities	$97	$67	$144	$140
Gross gains from the sale of available-for-sale securities	$1	$—	$1	$—
Gross losses from the sale of available-for-sale securities	$—	$—	$1	$—

For the three and six months ended June 30, 2019, the net unrealized gains (losses) for equity securities held at June 30, 2019 were $14 million and $53 million, respectively. For each of the three and six months ended June 30, 2018, the net unrealized gains (losses) for equity securities held at June 30, 2018 were $4 million.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30		June 30		June 30
	2019	2018	2019	2018	2019	2018
For the three months ended:
Components of net periodic benefit cost:
Service cost	$28	$31	$20	$23	$21	$21
Interest cost	150	134	24	24	34	31
Expected return on plan assets	(179)	(203)	(38)	(56)	(5)	(8)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(8)
Net periodic benefit cost (benefit) [1]	$(1)	$(38)	$6	$(9)	$40	$36

For the six months ended:
Components of net periodic benefit cost:
Service cost	$57	$63	$41	$45	$41	$42
Interest cost	300	267	47	49	68	62
Expected return on plan assets	(360)	(405)	(75)	(112)	(10)	(16)
Amortization of prior service cost (credit)	—	—	—	—	(20)	(17)
Net periodic benefit cost (benefit) [1]	$(3)	$(75)	$13	$(18)	$79	$71

[1]
The service cost component of net periodic pension and other postretirement benefits cost (benefit) is included in Operating costs in the Consolidated Statement of Results of Operations. All other components of net periodic pension and other postretirement benefits cost (benefit) are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $79 million and $198 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2019, respectively. We currently anticipate full-year 2019 contributions of approximately $330 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2019	2018	2019	2018
U.S. Plans	$93	$77	$230	$150
Non-U.S. Plans	21	21	42	43
	$114	$98	$272	$193

10.       Leases

A. Lessee arrangements
We lease certain property, information technology equipment, warehouse equipment, vehicles and other equipment through operating leases. We recognize a lease liability and corresponding right-of-use asset based on the present value of lease payments. To determine the present value of lease payments for most of our leases, we use our incremental borrowing rate based on information available on the lease commencement date. For certain property and information technology equipment leases, we have elected to separate payments for lease components from non-lease components. For all other leases, we have elected not to separate payments for lease and non-lease components. Our lease agreements may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we have included the option in the recognition of right-of-use assets and lease liabilities. We have elected not to recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less.
Our finance leases are not significant and therefore are not included in the following disclosures.
The components of lease costs were as follows:

(Millions of dollars)
	Three Months Ended June 30	Six Months Ended June 30
	2019
Operating lease cost	$54	$118
Short-term lease cost	$20	$32

Operating lease right-of-use assets are recognized in Other assets in the Consolidated Statement of Financial Position. The operating lease liabilities are recognized in Other current liabilities and Other liabilities.
Supplemental information related to leases was as follows:

(Millions of dollars)
	June 30, 2019	January 1, 2019
Operating Leases
Other assets	$656	$713
Other current liabilities	$187	$209
Other liabilities	$480	$511

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	2%	2%

Maturities of operating lease liabilities at June 30, 2019 and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

(Millions of dollars)	June 30, 2019
Amounts Due In
Remaining six months of 2019	$102
2020	164
2021	122
2022	76
2023	58
Thereafter	196
Total lease payments	718
Less: Imputed interest	(51)
Total	$667

December 31, 2018
Amounts Due In
2019	$205
2020	154
2021	111
2022	67
2023	50
Thereafter	185
Total	$772

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
Six Months Ended June 30
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$68

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

The residual values for Cat Financial’s leased assets, which are an estimate of the market value of leased equipment at the end of the lease term, are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past remarketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Cat Financial's sales staff work closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.
During the term of our operating leases, we evaluate the carrying value of our equipment on a regular basis taking into consideration expected residual values at lease termination. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. For finance leases, residual value adjustments are recognized through a reduction of finance revenue.

Contractual maturities of finance lease receivables (sales-type and direct finance leases) were as follows:

(Millions of dollars)	June 30, 2019
Amounts Due In	Retail Leases [1]	Wholesale Leases [2]	Total
Remaining six months of 2019	$1,806	$41	$1,847
2020	2,562	63	2,625
2021	1,510	46	1,556
2022	691	30	721
2023	285	19	304
Thereafter	116	30	146
Total	6,970	229	7,199
Guaranteed residual value	387	57	444
Unguaranteed residual value	803	34	837
Less: Unearned income	(677)	(40)	(717)
Total	$7,483	$280	$7,763

	December 31, 2018
Amounts Due In	Retail Leases [1]	Wholesale Leases [2]	Total
2019	$2,981	$70	$3,051
2020	2,026	48	2,074
2021	1,073	30	1,103
2022	453	16	469
2023	166	6	172
Thereafter	56	3	59
Total	6,755	173	6,928
Guaranteed residual value	392	66	458
Unguaranteed residual value	822	35	857
Less: Unearned income	(628)	(16)	(644)
Total	$7,341	$258	$7,599

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
The carrying amount of equipment leased to others, included in Property, plant and equipment - net in the Consolidated Statement of Financial Position, under operating leases was as follows:

(Millions of dollars)
	June 30, 2019	December 31, 2018
Equipment leased to others - at original cost	$6,520	$6,015
Less: Accumulated depreciation	(2,054)	(1,744)
Equipment leased to others - net	$4,466	$4,271

Payments due for operating leases at June 30, 2019 and scheduled minimum rental payments for operating leases at December 31, 2018 were as follows:

(Millions of dollars)

June 30, 2019

Remaining Six Months of 2019	2020	2021	2022	2023	Thereafter	Total
$580	$696	$406	$208	$98	$100	$2,088

December 31, 2018

2019	2020	2021	2022	2023	Thereafter	Total
$896	$574	$314	$158	$71	$69	$2,082

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended June 30	Six Months Ended June 30
	2019
Finance lease revenue	$135	$254
Operating lease revenue	308	624
Total	$443	$878

Revenues are presented net of sales and other related taxes.

11.                              Guarantees and product warranty

Caterpillar dealer performance guarantees
We have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds have varying terms and are issued to insure governmental agencies against nonperformance by certain dealers.  We also provided guarantees to third parties related to the performance of contractual obligations by certain Caterpillar dealers. These guarantees have varying terms and cover potential financial losses incurred by the third parties resulting from the dealers’ nonperformance.

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

Supplier consortium performance guarantees
We have provided guarantees to a customer in Brazil and a customer in Europe related to the performance of contractual obligations by supplier consortiums to which our Caterpillar subsidiaries are members. The guarantees cover potential damages incurred by the customers resulting from the supplier consortiums' non-performance. The damages are capped except for failure of the consortiums to meet certain obligations outlined in the contract in the normal course of business. The guarantee for the customer in Europe will expire when the supplier consortium performs all of its contractual obligations, which are expected to be completed in 2022. The agreement with the customer in Brazil was terminated during the second quarter of 2019. No payments were made under the guarantee.

Third-party logistics business lease guarantees
We have provided guarantees to third-party lessors for certain properties leased by a third-party logistics business, formerly Caterpillar Logistics Services LLC, in which we sold our equity interest in 2015. The guarantees are for the possibility that the third-party logistics business would default on real estate lease payments. The guarantees were granted at lease inception and generally will expire at the end of the lease terms.

We have dealer performance guarantees and third-party performance guarantees that do not limit potential payment to end users related to indemnities and other commercial contractual obligations. In addition, we have entered into contracts involving industry standard indemnifications that do not limit potential payment. For these unlimited guarantees, we are unable to estimate a maximum potential amount of future payments that could result from claims made.

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2019 and December 31, 2018, the related liability was $6 million and $8 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018
Caterpillar dealer performance guarantees	$1,252	$1,244
Customer loan guarantees	25	31
Supplier consortium performance guarantees	245	527
Third party logistics business lease guarantees	56	60
Other guarantees	125	116
Total guarantees	$1,703	$1,978

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2019 and December 31, 2018, the SPC’s assets of $1,368 million and $1,149 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,368 million and $1,148 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2019
Warranty liability, January 1	$1,391
Reduction in liability (payments)	(425)
Increase in liability (new warranties)	490
Warranty liability, June 30	$1,456

(Millions of dollars)	2018
Warranty liability, January 1	$1,419
Reduction in liability (payments)	(783)
Increase in liability (new warranties)	755
Warranty liability, December 31	$1,391

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2019	2018	2019	2018
Profit for the period (A) [1]	$1,620	$1,707	$3,501	$3,372
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	567.8	596.2	569.9	597.0
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	5.3	8.0	5.9	9.1
Average common shares outstanding for fully diluted computation (C) [2]	573.1	604.2	575.8	606.1
Profit per share of common stock:
Assuming no dilution (A/B)	$2.85	$2.86	$6.14	$5.65
Assuming full dilution (A/C) [2]	$2.83	$2.82	$6.08	$5.56
Shares outstanding as of June 30 (in millions)			562.6	594.3

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

Stock options to purchase 2,970,234 and 1,478,726 common shares were outstanding for the three and six months ended June 30, 2019 and 2018, respectively. These stock options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of June 30, 2019, approximately $8.0 billion remained available under the 2018 Authorization.

During the first and second quarters of 2019, we repurchased 5.7 million and 9.8 million shares, respectively, of our common stock at an aggregate cost of $751 million and $1.3 billion, respectively. These purchases were made through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2019
Balance at March 31, 2019	$(1,525)	$24	$(88)	$1	$(1,588)
Other comprehensive income (loss) before reclassifications	99	—	(16)	15	98
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(1)	(1)	(9)
Other comprehensive income (loss)	99	(7)	(17)	14	89
Balance at June 30, 2019	$(1,426)	$17	$(105)	$15	$(1,499)

Three Months Ended June 30, 2018
Balance at March 31, 2018	$(1,021)	$37	$(18)	$(14)	$(1,016)
Other comprehensive income (loss) before reclassifications	(411)	—	36	(2)	(377)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(96)	—	(103)
Other comprehensive income (loss)	(411)	(7)	(60)	(2)	(480)
Balance at June 30, 2018	$(1,432)	$30	$(78)	$(16)	$(1,496)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)
Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income [1]	98	19	(9)	—	108
Balance at January 1, 2019	(1,503)	31	(89)	(15)	(1,576)
Other comprehensive income (loss) before reclassifications	77	—	(6)	30	101
Amounts reclassified from accumulated other comprehensive (income) loss	—	(14)	(10)	—	(24)
Other comprehensive income (loss)	77	(14)	(16)	30	77
Balance at June 30, 2019	$(1,426)	$17	$(105)	$15	$(1,499)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	(228)	(2)	41	(13)	(202)
Amounts reclassified from accumulated other comprehensive (income) loss	$1	$(14)	$(78)	$—	$(91)
Other comprehensive income (loss)	$(227)	$(16)	$(37)	$(13)	$(293)
Balance at June 30, 2018	$(1,432)	$30	$(78)	$(16)	$(1,496)
[1] See Note 2 for additional information.

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2019	2018

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$10	$8
Tax (provision) benefit		(3)	(1)
Reclassifications net of tax		$7	$7

Derivative financial instruments:
Foreign exchange contracts	Cost of goods sold	(1)	—
Foreign exchange contracts	Interest expense of Financial Products	7	5
Foreign exchange contracts	Other income (expense)	(4)	123
Interest rate contracts	Interest expense excluding Financial Products	—	(2)
Reclassifications before tax		2	126
Tax (provision) benefit		(1)	(30)
Reclassifications net of tax		$1	$96

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$1	$—
Reclassifications net of tax		$1	$—

Total reclassifications from Accumulated other comprehensive income (loss)		$9	$103

		Six Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2019	2018

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$—	$(1)
Reclassifications net of tax		$—	$(1)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$20	$17
Tax (provision) benefit		(6)	(3)
Reclassifications net of tax		$14	$14

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$1	$—
Foreign exchange contracts	Cost of goods sold	(4)	—
Foreign exchange contracts	Interest expense of Financial Products	14	8
Foreign exchange contracts	Other income (expense)	2	95
Interest rate contracts	Interest expense excluding Financial Products	(1)	(2)
Interest rate contracts	Interest expense of Financial Products	1	1
Reclassifications before tax		13	102
Tax (provision) benefit		(3)	(24)
Reclassifications net of tax		$10	$78

Total reclassifications from Accumulated other comprehensive income (loss)		$24	$91

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

On January 7, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requested documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company has received additional subpoenas relating to this investigation requesting additional documents and information relating to, among other things, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries, dividend distributions of certain non-U.S. Caterpillar subsidiaries, and Caterpillar SARL (CSARL) and related structures. On March 2-3, 2017, agents with the Department of Commerce, the Federal Deposit Insurance Corporation and the Internal Revenue Service executed search and seizure warrants at three facilities of the Company in the Peoria, Illinois area, including its former corporate headquarters. The warrants identify, and agents seized, documents and information related to, among other things, the export of products from the United States, the movement of products between the United States and Switzerland, the relationship between Caterpillar Inc. and CSARL, and sales outside the United States. It is the Company’s understanding that the warrants, which concern both tax and export activities, are related to the ongoing grand jury investigation. The Company is continuing to cooperate with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda (CBL). The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against one current employee of MGE and two former employees of MGE involving the same conduct alleged by CADE. On July 8, 2019, CADE found MGE, one of its current employees and two of its former employees liable for anticompetitive conduct. CBL was dismissed from the proceeding without any finding of liability. MGE intends to appeal CADE's findings. We currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

15.                              Income taxes

The provision for income taxes for the first six months of 2019 reflected an estimated annual tax rate of 26 percent, compared with 24 percent for the first six months of 2018, excluding the discrete items discussed in the following paragraph. The increase was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end. These provisions did not apply to these subsidiaries in 2018.

As a result of final regulations received in 2019 providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform, we recorded a discrete tax benefit of $178 million in the first six months of 2019 to adjust unrecognized tax benefits. In addition, a discrete tax benefit of $26 million was recorded in the first six months of 2019, compared with $49 million for the first six months of 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first six months of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

On January 31, 2018, we received a Revenue Agent's Report from the Internal Revenue Service (IRS) indicating the end of the field examination of our U.S. income tax returns for 2010 to 2012. In the audits of 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by CSARL based on the IRS examination team's application of the "substance-over-form" or "assignment-of-income" judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. income tax returns on this same basis for years after 2012. Based on the information currently available, we do not anticipate a significant change to our unrecognized tax benefits for this position within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Construction Industries: A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; forestry excavators; feller bunchers; harvesters; knuckleboom loaders; motor graders; pipelayers; road reclaimers; skidders; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbine machinery and integrated systems and solutions and turbine-related services; reciprocating engine-powered generator sets; integrated systems used in the electric power generation industry; reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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

All Other operating segment:  Primarily includes activities such as: business strategy, product management and development, manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat products; parts distribution; integrated logistics solutions, distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 44 to 52 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Beginning in 2019, only certain restructuring costs are excluded from segment profit. A table, Reconciliation of Restructuring costs on page 49, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 20 for more information.

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

Reportable Segments
Three Months Ended June 30
(Millions of dollars)
	2019
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$6,446		$21	$6,467	$81	$1,247	$5,004	$41
Resource Industries	2,711		89	2,800	104	481	6,456	37
Energy & Transportation	4,524		962	5,486	155	886	8,716	118
Machinery, Energy & Transportation	13,681		1,072	14,753	340	2,614	20,176	196
Financial Products Segment	873	[1]	—	873	207	193	36,584	459
Total	$14,554		$1,072	$15,626	$547	$2,807	$56,760	$655

	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$6,137		$35	$6,172	$90	$1,154	$4,902	$62
Resource Industries	2,431		95	2,526	115	411	6,442	39
Energy & Transportation	4,714		1,010	5,724	157	1,012	8,386	140
Machinery, Energy & Transportation	13,282		1,140	14,422	362	2,577	19,730	241
Financial Products Segment	829	[1]	—	829	212	134	36,002	533
Total	$14,111		$1,140	$15,251	$574	$2,711	$55,732	$774

1 Includes revenues from Machinery, Energy & Transportation of $136 million and $118 million in the second quarter of 2019 and 2018, respectively.

Reportable Segments
Six Months Ended June 30
(Millions of dollars)
	2019
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$12,298		$42	$12,340	$161	$2,332	$5,004	$69
Resource Industries	5,358		169	5,527	209	1,057	6,456	60
Energy & Transportation	8,757		1,939	10,696	307	1,724	8,716	216
Machinery, Energy & Transportation	26,413		2,150	28,563	677	5,113	20,176	345
Financial Products Segment	1,723	[1]	—	1,723	413	404	36,584	705
Total	$28,136		$2,150	$30,286	$1,090	$5,517	$56,760	$1,050

	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$11,796		$53	$11,849	$179	$2,271	$4,902	$104
Resource Industries	4,639		196	4,835	231	789	6,442	62
Energy & Transportation	8,990		1,953	10,943	315	1,886	8,386	302
Machinery, Energy & Transportation	25,425		2,202	27,627	725	4,946	19,730	468
Financial Products Segment	1,622	[1]	—	1,622	415	275	36,002	894
Total	$27,047		$2,202	$29,249	$1,140	$5,221	$55,732	$1,362

1 Includes revenues from Machinery, Energy & Transportation of $267 million and $223 million in the first half of 2019 and 2018, respectively.

For the three and six months ending June 30, 2019 and 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Three Months Ended June 30, 2019
Construction Industries	$3,513	$392	$1,108	$1,433	$6,446
Resource Industries	1,058	448	446	759	2,711
Energy & Transportation	2,297	325	1,160	742	4,524
All Other operating segment	14	1	4	15	34
Corporate Items and Eliminations	(39)	(2)	(5)	2	(44)
Machinery, Energy & Transportation Sales	6,843	1,164	2,713	2,951	13,671

Financial Products Segment	563	76	102	132	873	[1]
Corporate Items and Eliminations	(72)	(11)	(9)	(20)	(112)
Financial Products Revenues	491	65	93	112	761

Consolidated Sales and Revenues	$7,334	$1,229	$2,806	$3,063	$14,432

Three Months Ended June 30, 2018
Construction Industries	$2,739	$392	$1,171	$1,835	$6,137
Resource Industries	804	394	569	664	2,431
Energy & Transportation	2,582	287	1,153	692	4,714
All Other operating segment	17	1	4	19	41
Corporate Items and Eliminations	(40)	(3)	—	(1)	(44)
Machinery, Energy & Transportation Sales	6,102	1,071	2,897	3,209	13,279

Financial Products Segment	537	71	101	120	829	[1]
Corporate Items and Eliminations	(57)	(11)	(7)	(22)	(97)
Financial Products Revenues	480	60	94	98	732

Consolidated Sales and Revenues	$6,582	$1,131	$2,991	$3,307	$14,011

1 Includes revenues from Machinery, Energy & Transportation of $136 million and $118 million in the second quarter of 2019 and 2018, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Six Months Ended June 30, 2019
Construction Industries	$6,478	$711	$2,114	$2,995	$12,298
Resource Industries	2,009	871	914	1,564	5,358
Energy & Transportation	4,448	657	2,192	1,460	8,757
All Other operating segment	22	1	15	33	71
Corporate Items and Eliminations	(80)	(1)	(8)	—	(89)
Machinery, Energy & Transportation Sales	12,877	2,239	5,227	6,052	26,395

Financial Products Segment	1,121	146	204	252	1,723	[1]
Corporate Items and Eliminations	(141)	(22)	(18)	(39)	(220)
Financial Products Revenues	980	124	186	213	1,503

Consolidated Sales and Revenues	$13,857	$2,363	$5,413	$6,265	$27,898

Six Months Ended June 30, 2018
Construction Industries	$5,359	$736	$2,238	$3,463	$11,796
Resource Industries	1,602	754	1,089	1,194	4,639
Energy & Transportation	4,807	567	2,245	1,371	8,990
All Other operating segment	32	1	8	37	78
Corporate Items and Eliminations	(68)	(2)	(3)	(1)	(74)
Machinery, Energy & Transportation Sales	11,732	2,056	5,577	6,064	25,429

Financial Products Segment	1,049	145	202	226	1,622	[1]
Corporate Items and Eliminations	(106)	(24)	(12)	(39)	(181)
Financial Products Revenues	943	121	190	187	1,441

Consolidated Sales and Revenues	$12,675	$2,177	$5,767	$6,251	$26,870

1 Includes revenues from Machinery, Energy & Transportation of $267 million and $223 million in the first half of 2019 and 2018, respectively.

For the three and six months ending June 30, 2019 and 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30
(Millions of dollars)	2019	2018
Oil and gas	$1,305	$1,467
Power generation	1,021	992
Industrial	957	969
Transportation	1,241	1,286
Energy & Transportation External Sales	$4,524	$4,714

	Six Months Ended June 30
	2019	2018
Oil and gas	$2,436	$2,682
Power generation	2,057	1,961
Industrial	1,861	1,875
Transportation	2,403	2,472
Energy & Transportation External Sales	$8,757	$8,990

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2019
Total profit from reportable segments	$2,614	$193	$2,807
All Other operating segment	11	—	11
Cost centers	17	—	17
Corporate costs	(148)	(1)	(149)
Timing	(58)	—	(58)
Restructuring costs	(72)	(31)	(103)
Methodology differences:
Inventory/cost of sales	(8)	—	(8)
Postretirement benefit expense	2	—	2
Stock-based compensation expense	(66)	(2)	(68)
Financing costs	(51)	—	(51)
Currency	(92)	—	(92)
Other income/expense methodology differences	(121)	—	(121)
Other methodology differences	(12)	3	(9)
Total consolidated profit before taxes	$2,016	$162	$2,178

Three Months Ended June 30, 2018
Total profit from reportable segments	$2,577	$134	$2,711
All Other operating segment	23	—	23
Cost centers	(1)	—	(1)
Corporate costs	(178)	—	(178)
Timing	(66)	—	(66)
Restructuring costs	(113)	(1)	(114)
Methodology differences:
Inventory/cost of sales	31	—	31
Postretirement benefit expense	82	—	82
Stock-based compensation expense	(60)	(2)	(62)
Financing costs	(69)	—	(69)
Currency	(52)	—	(52)
Other income/expense methodology differences	(95)	—	(95)
Other methodology differences	(29)	5	(24)
Total consolidated profit before taxes	$2,050	$136	$2,186

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2019
Total profit from reportable segments	$5,113	$404	$5,517
All Other operating segment	36	—	36
Cost centers	41	—	41
Corporate costs	(319)	(6)	(325)
Timing	(124)	—	(124)
Restructuring costs	(111)	(31)	(142)
Methodology differences:
Inventory/cost of sales	(1)	—	(1)
Postretirement benefit expense	(15)	—	(15)
Stock-based compensation expense	(109)	(4)	(113)
Financing costs	(115)	—	(115)
Currency	(48)	—	(48)
Other income/expense methodology differences	(250)	—	(250)
Other methodology differences	(24)	5	(19)
Total consolidated profit before taxes	$4,074	$368	$4,442

Six Months Ended June 30, 2018
Total profit from reportable segments	$4,946	$275	$5,221
All Other operating segment	80	—	80
Cost centers	26	—	26
Corporate costs	(346)	—	(346)
Timing	(150)	—	(150)
Restructuring costs	(182)	(1)	(183)
Methodology differences:
Inventory/cost of sales	23	—	23
Postretirement benefit expense	169	—	169
Stock-based compensation expense	(108)	(4)	(112)
Financing costs	(147)	—	(147)
Currency	(49)	—	(49)
Other income/expense methodology differences	(173)	—	(173)
Other methodology differences	(42)	3	(39)
Total consolidated profit before taxes	$4,047	$273	$4,320

Reconciliation of Restructuring costs:

As noted above, certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments' results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended June 30, 2019
Construction Industries	$1,247	$(45)	$1,202
Resource Industries	481	(15)	466
Energy & Transportation	886	(41)	845
Financial Products Segment	193	—	193
All Other operating segment	11	(1)	10
Total	$2,818	$(102)	$2,716

Three Months Ended June 30, 2018
Construction Industries	$1,154	$(29)	$1,125
Resource Industries	411	(52)	359
Energy & Transportation	1,012	(24)	988
Financial Products Segment	134	(1)	133
All Other operating segment	23	(5)	18
Total	$2,734	$(111)	$2,623

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Six Months Ended June 30, 2019
Construction Industries	$2,332	$(54)	$2,278
Resource Industries	1,057	(29)	1,028
Energy & Transportation	1,724	(52)	1,672
Financial Products Segment	404	—	404
All Other operating segment	36	(6)	30
Total	$5,553	$(141)	$5,412

Six Months Ended June 30, 2018
Construction Industries	$2,271	$(43)	$2,228
Resource Industries	789	(96)	693
Energy & Transportation	1,886	(29)	1,857
Financial Products Segment	275	(1)	274
All Other operating segment	80	(9)	71
Total	$5,301	$(178)	$5,123

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2019
Total assets from reportable segments	$20,176	$36,584	$—	$56,760
All Other operating segment	1,266	—	—	1,266
Items not included in segment assets:
Cash and short-term investments	6,528	—	—	6,528
Intercompany receivables	1,437	—	(1,437)	—
Investment in Financial Products	3,953	—	(3,953)	—
Deferred income taxes	2,008	—	(647)	1,361
Goodwill and intangible assets	4,457	—	—	4,457
Property, plant and equipment – net and other assets	2,329	—	—	2,329
Inventory methodology differences	(2,406)	—	—	(2,406)
Liabilities included in segment assets	9,445	—	—	9,445
Other	(495)	52	(110)	(553)
Total assets	$48,698	$36,636	$(6,147)	$79,187

December 31, 2018
Total assets from reportable segments	$19,730	$36,002	$—	$55,732
All Other operating segment	1,279	—	—	1,279
Items not included in segment assets:
Cash and short-term investments	6,968	—	—	6,968
Intercompany receivables	1,633	—	(1,633)	—
Investment in Financial Products	3,672	—	(3,672)	—
Deferred income taxes	2,015	—	(692)	1,323
Goodwill and intangible assets	4,279	—	—	4,279
Property, plant and equipment – net and other assets	1,802	—	—	1,802
Inventory methodology differences	(2,503)	—	—	(2,503)
Liabilities included in segment assets	9,766	—	—	9,766
Other	(166)	66	(37)	(137)
Total assets	$48,475	$36,068	$(6,034)	$78,509

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended June 30, 2019
Total depreciation and amortization from reportable segments	$340	$207	$547
Items not included in segment depreciation and amortization:
All Other operating segment	53	—	53
Cost centers	33	—	33
Other	5	9	14
Total depreciation and amortization	$431	$216	$647

Three Months Ended June 30, 2018
Total depreciation and amortization from reportable segments	$362	$212	$574
Items not included in segment depreciation and amortization:
All Other operating segment	58	—	58
Cost centers	32	—	32
Other	13	9	22
Total depreciation and amortization	$465	$221	$686

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Six Months Ended June 30, 2019
Total depreciation and amortization from reportable segments	$677	$413	$1,090
Items not included in segment depreciation and amortization:	0	0
All Other operating segment	105	—	105
Cost centers	65	—	65
Other	8	20	28
Total depreciation and amortization	$855	$433	$1,288

Six Months Ended June 30, 2018
Total depreciation and amortization from reportable segments	$725	$415	$1,140
Items not included in segment depreciation and amortization:
All Other operating segment	115	—	115
Cost centers	63	—	63
Other	30	19	49
Total depreciation and amortization	$933	$434	$1,367

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2019
Total capital expenditures from reportable segments	$196	$459	$—	$655
Items not included in segment capital expenditures:
All Other operating segment	22	—	—	22
Cost centers	29	—	—	29
Timing	(5)	—	—	(5)
Other	(47)	26	(2)	(23)
Total capital expenditures	$195	$485	$(2)	$678

Three Months Ended June 30, 2018
Total capital expenditures from reportable segments	$241	$533	$—	$774
Items not included in segment capital expenditures:
All Other operating segment	27	—	—	27
Cost centers	26	—	—	26
Timing	(18)	—	—	(18)
Other	(45)	43	(36)	(38)
Total capital expenditures	$231	$576	$(36)	$771

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2019
Total capital expenditures from reportable segments	$345	$705	$—	$1,050
Items not included in segment capital expenditures:
All Other operating segment	35	—	—	35
Cost centers	49	—	—	49
Timing	129	—	—	129
Other	(66)	31	(3)	(38)
Total capital expenditures	$492	$736	$(3)	$1,225

Six Months Ended June 30, 2018
Total capital expenditures from reportable segments	$468	$894	$—	$1,362
Items not included in segment capital expenditures:
All Other operating segment	38	—	—	38
Cost centers	40	—	—	40
Timing	157	—	—	157
Other	(149)	120	(40)	(69)
Total capital expenditures	$554	$1,014	$(40)	$1,528

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

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States or Canada.

•	EAME - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan and Southeast Asia.

•	Mining - Finance receivables related to large mining customers worldwide and project financing in various countries.

•	Latin America - Finance receivables originated in Mexico, and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	June 30, 2019
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$486	$21	$507
Receivables written off	(125)	—	(125)
Recoveries on receivables previously written off	21	—	21
Provision for credit losses	99	24	123
Other	(8)	—	(8)
Balance at end of period	$473	$45	$518

Individually evaluated for impairment	$266	$39	$305
Collectively evaluated for impairment	207	6	213
Ending Balance	$473	$45	$518

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$789	$78	$867
Collectively evaluated for impairment	18,095	3,539	21,634
Ending Balance	$18,884	$3,617	$22,501

(Millions of dollars)	December 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$353	$9	$362
Receivables written off	(235)	—	(235)
Recoveries on receivables previously written off	46	—	46
Provision for credit losses	337	12	349
Other	(15)	—	(15)
Balance at end of year	$486	$21	$507

Individually evaluated for impairment	$288	$14	$302
Collectively evaluated for impairment	198	7	205
Ending Balance	$486	$21	$507

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$858	$78	$936
Collectively evaluated for impairment	18,152	3,338	21,490
Ending Balance	$19,010	$3,416	$22,426

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

	June 30, 2019
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$90	$17	$44	$151	$7,805	$7,956	$12
EAME	29	13	167	209	2,885	3,094	7
Asia Pacific	37	15	25	77	2,511	2,588	12
Mining	3	13	19	35	1,814	1,849	—
Latin America	44	17	85	146	1,352	1,498	—
Caterpillar Power Finance	7	13	296	316	1,583	1,899	—
Dealer
North America	—	—	—	—	2,108	2,108	—
EAME	—	—	—	—	330	330	—
Asia Pacific	—	—	—	—	461	461	—
Mining	—	—	—	—	4	4	—
Latin America	1	1	79	81	632	713	1
Caterpillar Power Finance	—	—	—	—	1	1	—
Total	$211	$89	$715	$1,015	$21,486	$22,501	$32

	December 31, 2018
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$65	$18	$84	$167	$7,825	$7,992	$14
EAME	19	9	153	181	2,850	3,031	5
Asia Pacific	24	9	8	41	2,409	2,450	5
Mining	28	1	9	38	1,642	1,680	—
Latin America	38	29	71	138	1,421	1,559	—
Caterpillar Power Finance	10	1	384	395	1,903	2,298	—
Dealer
North America	—	—	—	—	1,895	1,895	—
EAME	—	—	—	—	333	333	—
Asia Pacific	—	—	—	—	466	466	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	638	716	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$184	$67	$787	$1,038	$21,388	$22,426	$24

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were $78 million of impaired finance receivables with a related allowance of $39 million and $14 million as of June 30, 2019 and December 31, 2018, respectively, for the Dealer portfolio segment, all of which was in Latin America.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	June 30, 2019			December 31, 2018
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$11	$11	$—	$10	$10	$—
EAME	1	1	—	1	1	—
Asia Pacific	—	—	—	—	—	—
Mining	26	26	—	33	33	—
Latin America	21	21	—	29	29	—
Caterpillar Power Finance	52	52	—	69	83	—
Total	$111	$111	$—	$142	$156	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$28	$28	$10	$40	$41	$14
EAME	101	101	56	92	92	57
Asia Pacific	10	10	3	4	4	2
Mining	63	62	20	56	55	26
Latin America	70	69	26	75	75	25
Caterpillar Power Finance	406	420	151	449	455	164
Total	$678	$690	$266	$716	$722	$288

Total Impaired Finance Receivables
North America	$39	$39	$10	$50	$51	$14
EAME	102	102	56	93	93	57
Asia Pacific	10	10	3	4	4	2
Mining	89	88	20	89	88	26
Latin America	91	90	26	104	104	25
Caterpillar Power Finance	458	472	151	518	538	164
Total	$789	$801	$266	$858	$878	$288

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$—	$18	$1
EAME	1	—	7	—
Asia Pacific	—	—	28	—
Mining	29	1	45	1
Latin America	20	1	43	—
Caterpillar Power Finance	41	—	189	1
Total	$101	$2	$330	$3

Impaired Finance Receivables With An Allowance Recorded
North America	$35	$—	$56	$—
EAME	94	—	48	1
Asia Pacific	9	—	5	—
Mining	39	—	64	1
Latin America	74	2	65	1
Caterpillar Power Finance	443	4	356	3
Total	$694	$6	$594	$6

Total Impaired Finance Receivables
North America	$45	$—	$74	$1
EAME	95	—	55	1
Asia Pacific	9	—	33	—
Mining	68	1	109	2
Latin America	94	3	108	1
Caterpillar Power Finance	484	4	545	4
Total	$795	$8	$924	$9

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$10	$—	$18	$1
EAME	1	—	23	—
Asia Pacific	—	—	30	1
Mining	30	1	78	2
Latin America	23	1	44	1
Caterpillar Power Finance	51	1	178	3
Total	$115	$3	$371	$8

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$37	$1	$53	$1
EAME	94	1	32	1
Asia Pacific	8	—	5	—
Mining	42	1	36	1
Latin America	75	3	76	2
Caterpillar Power Finance	446	7	355	4
Total	$702	$13	$557	$9

Total Impaired Finance Receivables
Customer
North America	$47	$1	$71	$2
EAME	95	1	55	1
Asia Pacific	8	—	35	1
Mining	72	2	114	3
Latin America	98	4	120	3
Caterpillar Power Finance	497	8	533	7
Total	$817	$16	$928	$17

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

As of June 30, 2019 and December 31, 2018, there were $78 million of finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America. The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	June 30, 2019	December 31, 2018
North America	$37	$77
EAME	165	154
Asia Pacific	13	4
Mining	20	50
Latin America	98	106
Caterpillar Power Finance	447	416
Total	$780	$807

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

As of June 30, 2019 and December 31, 2018, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three months ended June 30, 2019 or 2018 for the Dealer portfolio segment. Cat Financial's investment in finance receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	8	$5	$4	17	$7	$7
EAME	2	10	10	—	—	—
Mining	1	6	6	—	—	—
Latin America	4	2	2	—	—	—
Caterpillar Power Finance	7	47	47	2	50	17
Total	22	$70	$69	19	$57	$24

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
North America	8	$5	$4	30	$13	$13
EAME	21	21	17	—	—	—
Mining	1	6	6	1	29	29
Latin America	4	2	2	1	3	3
Caterpillar Power Finance	15	98	97	5	53	20
Total	49	$132	$126	37	$98	$65

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2019 and December 31, 2018 are summarized below:

	June 30, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	47	—	—	47
Corporate bonds
Corporate bonds	—	819	—	—	819
Asset-backed securities	—	56	—	—	56
Mortgage-backed debt securities
U.S. governmental agency	—	305	—	—	305
Residential	—	7	—	—	7
Commercial	—	37	—	—	37
Total debt securities	9	1,271	—	—	1,280
Equity securities
Large capitalization value	307	—	—	—	307
Smaller company growth	56	—	—	—	56
REIT	—	—	—	122	122
Total equity securities	363	—	—	122	485
Total assets	$372	$1,271	$—	$122	$1,765
Liabilities
Derivative financial instruments, net	—	19	—	—	19
Total liabilities	$—	$19	$—	$—	$19

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	42	—	—	42
Corporate bonds
Corporate bonds	—	720	—	—	720
Asset-backed securities	—	63	—	—	63
Mortgage-backed debt securities
U.S. governmental agency	—	297	—	—	297
Residential	—	7	—	—	7
Commercial	—	13	—	—	13
Total debt securities	9	1,142	—	—	1,151
Equity securities
Large capitalization value	260	—	—	—	260
Smaller company growth	46	—	—	—	46
REIT	—	—	—	119	119
Total equity securities	306	—	—	119	425
Total assets	$315	$1,142	$—	$119	$1,576
Liabilities
Derivative financial instruments, net	$—	$19	$—	$—	$19
Total liabilities	$—	$19	$—	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $417 million and $469 million as of June 30, 2019 and December 31, 2018, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	June 30, 2019		December 31, 2018
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,429	$7,429	$7,857	$7,857	1
Restricted cash and short-term investments	$30	$30	$33	$33	1
Investments in debt and equity securities	$1,765	$1,765	$1,576	$1,576	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	$14,526	$14,750	$14,714	$14,798	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	$1,172	$1,151	$1,050	$1,025	3
Foreign currency contracts – net	$51	$51	$47	$47	2	Note 5

Liabilities
Short-term borrowings	$5,266	$5,266	$5,723	$5,723	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$7,670	$9,469	$8,015	$9,046	2
Financial Products	$23,342	$23,596	$22,815	$22,684	2
Interest rate contracts – net	$65	$65	$36	$36	2	Note 5
Commodity contracts – net	$5	$5	$30	$30	2	Note 5
Guarantees	$6	$6	$8	$8	3	Note 11

[1]	Represents finance leases and failed sales leasebacks of $7,758 million at June 30, 2019 and finance leases of $7,463 million at December 31, 2018, respectively.

19.                         Other income (expense)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2019	2018	2019	2018
Investment and interest income	$54	$45	$106	$81
Foreign exchange gains (losses) [1]	(47)	(60)	(29)	(79)
License fee income	31	36	56	67
Net periodic pension and OPEB income (cost), excluding service cost	24	86	50	172
Gains (losses) on securities	14	7	53	4
Miscellaneous income (loss)	(8)	7	(8)	3
Total	$68	$121	$228	$248
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

Restructuring costs for the three and six months ended June 30, 2019 and 2018 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2019	2018
Employee separations [1]	$10	$45
Long-lived asset impairments [1]	29	30
Other [2]	71	39
Total restructuring costs	$110	$114

	Six Months Ended June 30
	2019	2018
Employee separations [1]	$25	$78
Long-lived asset impairments [1]	36	30
Other [2]	97	75
Total restructuring costs	$158	$183

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management costs, accelerated depreciation, equipment relocation and building demolition, all of which are primarily included in Cost of goods sold.

For the six months ended June 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation. For the six months ended June 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 16 for more information.

The following table summarizes the 2018 and 2019 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	85
Increase in liability (separation charges)	25
Reduction in liability (payments)	(60)
Liability balance at June 30, 2019	$50

Most of the liability balance at June 30, 2019 is expected to be paid in 2019 and 2020.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures that occurred through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure. In the first six months of 2019, we incurred $19 million of restructuring costs related to the Plan. Total restructuring costs incurred since the inception of the Plan were $1,807 million. The remaining costs of approximately $20 million related to the Plan are expected to be recognized in 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Second-quarter 2019 sales and revenues were $14.432 billion, a 3 percent increase from second-quarter 2018 sales and revenues of $14.011 billion. The improvement was primarily due to favorable price realization and higher sales volume driven by improved demand for equipment, including a favorable impact from changes in dealer inventories. The increase was partially offset by unfavorable currency impacts. Sales increased in Construction Industries and Resource Industries, while Energy & Transportation sales decreased. Sales increased in North America and Latin America, partially offset by decreases in Asia/Pacific and EAME. Financial Products' revenues also increased. Second-quarter 2019 profit per share was $2.83, compared with $2.82 profit per share in the second quarter of 2018. Profit was $1.620 billion in the second quarter of 2019, a decrease of $87 million from the second quarter of 2018. Profit decreased due to higher manufacturing costs, unfavorable sales volume due to product mix and higher tax expense, partially offset by favorable price realization and lower selling, general and administrative (SG&A) and research and development (R&D) expenses.
Sales and revenues for the six months ended June 30, 2019, were $27.898 billion, up $1.028 billion, or 4 percent, from $26.870 billion for the six months ended June 30, 2018. Profit per share for the six months ended June 30, 2019, was $6.08, up $0.52, or 9 percent, from $5.56 for the same period last year. Profit was $3.501 billion for the six months ended June 30, 2019, up $129 million, or 4 percent, from $3.372 billion for the six months ended June 30, 2018.
Highlights for the second quarter of 2019 include:

•
Second-quarter sales and revenues were $14.432 billion, compared with $14.011 billion in the second quarter of 2018. Sales increased in Construction Industries and Resource Industries, while Energy & Transportation sales decreased. Financial Products' revenues also increased.

•	Operating profit as a percent of sales and revenues was 15.3 percent in the second quarter of 2019, compared with 15.5 percent in the second quarter of 2018.

•	Profit per share was $2.83 in the second quarter of 2019, compared with $2.82 in the second quarter of 2018.

•
During the second quarter of 2019, Machinery, Energy & Transportation (ME&T) operating cash flow was $2.0 billion. In the quarter, the company deployed significant capital through the repurchase of $1.4 billion of Caterpillar common stock and a dividend payment of $492 million. The enterprise cash balance at the end of the second quarter of 2019 was $7.4 billion.

Highlights for the six months ended June 30, 2019, include:

•
Sales and revenues for the six months ended June 30, 2019, were $27.898 billion, compared with $26.870 billion for the six months ended June 30, 2018. Sales increased in Resource Industries and Construction Industries, while Energy & Transportation decreased. Financial Products' revenues also increased.

•	Operating profit as a percent of sales and revenues was 15.8 percent for the six months ended June 30, 2019, compared with 15.9 percent for the six months ended June 30, 2018.

•	Profit per share was $6.08 for the six months ended June 30, 2019, compared with $5.56 for the six months ended June 30, 2018.

•	ME&T operating cash flow was $2.8 billion for the six months ended June 30, 2019, compared to $3.0 billion for the six months ended June 30, 2018.
Notes:

•	Glossary of terms is included on pages 78-79; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 84.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2019 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2018

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2018 (at left) and the second quarter of 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.
Total sales and revenues were $14.432 billion in the second quarter of 2019, an increase of $421 million, or 3 percent , compared with $14.011 billion in the second quarter of 2018. The improvement was primarily due to favorable price realization and higher sales volume driven by improved demand for equipment, including a favorable impact from changes in dealer inventories. The increase was partially offset by unfavorable currency impacts. Sales increased in Construction Industries and Resource Industries, while Energy & Transportation sales decreased. Financial Products' revenues also increased.
The largest sales increase was in North America, which improved 12 percent as favorable economic conditions in key end markets drove higher demand, including favorable changes in dealer inventories, and favorable price realization. Dealer inventories increased in the second quarter of 2019, compared with a decrease in the second quarter of 2018.
Sales increased 9 percent in Latin America due to improved demand from low levels in a few countries.
EAME sales decreased 6 percent primarily due to economic uncertainty in several countries in the region and a weaker euro, partially offset by favorable price realization.
Asia/Pacific sales decreased 8 percent primarily due to an unfavorable change in dealer inventories and the unfavorable impact of a weaker Australian dollar and Chinese yuan. The decrease in sales was partially offset by favorable price realization. Dealers increased inventories more significantly in the second quarter of 2018, compared with the second quarter of 2019. Lower demand in China due to continued competitive pricing pressures was partially offset by higher demand in other countries in the region.
Dealer machine and engine inventories increased about $500 million during the second quarter of 2019, compared with an increase of about $100 million during the second quarter of 2018.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2018	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2019	$ Change	% Change

Construction Industries	$6,172	$199	$253	$(143)	$(14)	$6,467	$295	5%
Resource Industries	2,526	188	129	(37)	(6)	2,800	274	11%
Energy & Transportation	5,724	(143)	44	(91)	(48)	5,486	(238)	(4%)
All Other Segment	124	(6)	—	(1)	8	125	1	1%
Corporate Items and Eliminations	(1,267)	(1)	1	—	60	(1,207)	60
Machinery, Energy & Transportation Sales	13,279	237	427	(272)	—	13,671	392	3%

Financial Products Segment	829	—	—	—	44	873	44	5%
Corporate Items and Eliminations	(97)	—	—	—	(15)	(112)	(15)
Financial Products Revenues	732	—	—	—	29	761	29	4%

Consolidated Sales and Revenues	$14,011	$237	$427	$(272)	$29	$14,432	$421	3%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2019
Construction Industries	$3,513	28%	$392	—%	$1,108	(5%)	$1,433	(22%)	$6,446		5%	$21	(40%)	$6,467	5%
Resource Industries	1,058	32%	448	14%	446	(22%)	759	14%	2,711		12%	89	(6%)	2,800	11%
Energy & Transportation	2,297	(11%)	325	13%	1,160	1%	742	7%	4,524		(4%)	962	(5%)	5,486	(4%)
All Other Segment	14	(18%)	1	—%	4	—%	15	(21%)	34		(17%)	91	10%	125	1%
Corporate Items and Eliminations	(39)		(2)		(5)		2		(44)			(1,163)		(1,207)
Machinery, Energy & Transportation Sales	6,843	12%	1,164	9%	2,713	(6%)	2,951	(8%)	13,671		3%	—	—	13,671	3%

Financial Products Segment	563	5%	76	7%	102	1%	132	10%	873	[1]	5%	—	—	873	5%
Corporate Items and Eliminations	(72)		(11)		(9)		(20)		(112)			—		(112)
Financial Products Revenues	491	2%	65	8%	93	(1%)	112	14%	761		4%	—	—	761	4%

Consolidated Sales and Revenues	$7,334	11%	$1,229	9%	$2,806	(6%)	$3,063	(7%)	$14,432		3%	$—	—	$14,432	3%

Second Quarter 2018
Construction Industries	$2,739		$392		$1,171		$1,835		$6,137			$35		$6,172
Resource Industries	804		394		569		664		2,431			95		2,526
Energy & Transportation	2,582		287		1,153		692		4,714			1,010		5,724
All Other Segment	17		1		4		19		41			83		124
Corporate Items and Eliminations	(40)		(3)		—		(1)		(44)			(1,223)		(1,267)
Machinery, Energy & Transportation Sales	6,102		1,071		2,897		3,209		13,279			—		13,279

Financial Products Segment	537		71		101		120		829	[1]		—		829
Corporate Items and Eliminations	(57)		(11)		(7)		(22)		(97)			—		(97)
Financial Products Revenues	480		60		94		98		732			—		732

Consolidated Sales and Revenues	$6,582		$1,131		$2,991		$3,307		$14,011			$—		$14,011

1 Includes revenues from Machinery, Energy & Transportation of $136 million and $118 million in the second quarter of 2019 and 2018, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2018 (at left) and the second quarter of 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the second quarter of 2019 was $2.213 billion, up 2 percent compared with $2.167 billion in the second quarter of 2018. The increase of $46 million was due to favorable price realization and lower selling, general and administrative (SG&A) and research and development (R&D) expenses, offset by higher manufacturing costs and unfavorable sales volume due to product mix.
The increase in manufacturing costs was primarily due to higher material costs, including tariffs, variable labor and burden and warranty expense. Favorable SG&A/R&D expenses were mostly due to lower short-term incentive compensation expense.
The change in sales volume was the result of an unfavorable mix of products primarily within Energy & Transportation and Construction Industries.
Short-term incentive compensation expense was about $210 million in the second quarter of 2019, compared to about $360 million in the second quarter of 2018.
Operating profit margin was 15.3 percent for the second quarter of 2019, compared with 15.5 percent for the second quarter of 2018.
Other Profit/Loss and Tax Items

▪	Interest expense excluding Financial Products in the second quarter of 2019 was $103 million, compared with $102 million in the second quarter of 2018.

▪
Other income/expense in the second quarter of 2019 was income of $68 million, compared with income of $121 million in the second quarter of 2018. The unfavorable change was primarily a result of the impact from pension and other postretirement benefit plans.

▪
The provision for income taxes for the second quarter of 2019 reflected an estimated annual tax rate of 26 percent, compared with 24 percent for the second quarter of 2018, excluding the discrete items discussed in the following paragraph. The increase was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end. These provisions did not apply to these subsidiaries in 2018.

A discrete tax benefit of $3 million was recorded in the second quarter of 2019, compared with $9 million in the second quarter of 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes in the second quarter of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

Profit by Segment
(Millions of dollars)	Second Quarter 2019	Second Quarter 2018	$ Change	% Change
Construction Industries	$1,247	$1,154	$93	8%
Resource Industries	481	411	70	17%
Energy & Transportation	886	1,012	(126)	(12%)
All Other Segment	11	23	(12)	(52%)
Corporate Items and Eliminations	(441)	(466)	25
Machinery, Energy & Transportation	2,184	2,134	50	2%

Financial Products Segment	193	134	59	44%
Corporate Items and Eliminations	(50)	(5)	(45)
Financial Products	143	129	14	11%
Consolidating Adjustments	(114)	(96)	(18)
Consolidated Operating Profit	$2,213	$2,167	$46	2%

Construction Industries
Construction Industries’ total sales were $6.467 billion in the second quarter of 2019, a 5 percent increase compared with $6.172 billion in the second quarter of 2018. Sales increased primarily due to the favorable impact of dealers increasing inventories in the second quarter of 2019, compared with decreasing inventories in the second quarter of 2018. Favorable price realization was partially offset by unfavorable currency impacts.

▪	In North America, sales increased primarily due to higher demand, including the favorable impact of dealer inventories, and favorable price realization.

▪	Construction activities remained at low levels in Latin America, leading to flat sales.

▪	In EAME, the sales decrease was primarily due to a currency impact related to the euro.

▪	Sales in Asia/Pacific declined due to lower demand mainly in China driven by continued competitive pricing pressures and timing of the selling season as well as unfavorable currency impacts.
Construction Industries’ profit was $1.247 billion in the second quarter of 2019, an 8 percent increase compared with $1.154 billion in the second quarter of 2018. The increase in profit was due to favorable price realization, which was mostly offset by higher manufacturing costs. The increase in sales volume was more than offset by an unfavorable mix of products. Higher material costs and variable labor and burden, including the absence of Brazil incentives, were the primary drivers of increased manufacturing costs.
Construction Industries’ profit as a percent of total sales was 19.3 percent in the second quarter of 2019, compared with 18.7 percent in the second quarter of 2018.
Resource Industries
Resource Industries’ total sales were $2.800 billion in the second quarter of 2019, an 11 percent increase compared with $2.526 billion in the second quarter of 2018. The increase was primarily due to higher equipment demand and favorable price realization. Mining customers increased capital spending to support ongoing mine site operations, which drove higher sales. In addition, sales increased for non-residential construction and quarry and aggregate customers.
Resource Industries’ profit was $481 million in the second quarter of 2019, a 17 percent increase compared with $411 million in the second quarter of 2018. The improvement was mostly due to favorable price realization and increased sales volume, partially offset by higher manufacturing costs. Manufacturing costs increased due to unfavorable cost absorption, as well as higher material costs, variable labor and burden and warranty expense. Cost absorption was unfavorable as inventory increased in the second quarter of 2018, compared with a decrease in the second quarter of 2019.
Resource Industries’ profit as a percent of total sales was 17.2 percent in the second quarter of 2019, compared with 16.3 percent in the second quarter of 2018.

Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2019	Second Quarter 2018	$ Change	% Change
Oil and Gas	$1,305	$1,467	$(162)	(11%)
Power Generation	1,021	992	29	3%
Industrial	957	969	(12)	(1%)
Transportation	1,241	1,286	(45)	(3%)
External Sales	4,524	4,714	(190)	(4%)
Inter-segment	962	1,010	(48)	(5%)
Total Sales	$5,486	$5,724	$(238)	(4%)

Energy & Transportation’s total sales were $5.486 billion in the second quarter of 2019, a 4 percent decrease compared with $5.724 billion in the second quarter of 2018. Sales decreased primarily due to lower sales volume and unfavorable currency impacts. The decrease was partially offset by favorable price realization.

▪
Oil and Gas – Sales decreased in North America primarily due to the timing of turbine project deliveries that occurred in the second quarter of 2018 and from lower demand for new equipment in the Permian Basin. This was partially offset by increased sales in EAME primarily due to higher turbine sales for production applications.

▪
Power Generation – Sales slightly increased mostly due to higher deliveries in North America for both large diesel reciprocating engines and turbines. Increases in North America were partially offset by lower sales in EAME for gas power generation applications.

▪	Industrial – Sales were slightly down, with a decrease in EAME primarily due to unfavorable currency impacts partially offset by higher volume in Asia Pacific and Latin America.

▪
Transportation – Sales were slightly lower primarily due to the timing of locomotive deliveries in the second quarter of 2018 and reduced marine activity in North America, partially offset by higher sales for rail services.

Energy & Transportation’s profit was $886 million in the second quarter of 2019, compared with $1.012 billion in the second quarter of 2018. The decrease of 12 percent was mostly due to an unfavorable mix of applications and lower volume. Price realization was slightly favorable, offset by slightly higher manufacturing costs.
Energy & Transportation’s profit as a percent of total sales was 16.2 percent in the second quarter of 2019, compared with 17.7 percent in the second quarter of 2018.
Financial Products Segment
Financial Products’ segment revenues were $873 million in the second quarter of 2019, an increase of $44 million, or 5 percent, from the second quarter of 2018. The increase was primarily due to higher average financing rates in North America and Asia/Pacific and higher average earning assets in North America.
Financial Products’ segment profit was $193 million in the second quarter of 2019, up 44 percent compared with $134 million in the second quarter of 2018. The increase was primarily due to a decrease in the provision for credit losses at Cat Financial and an increase in net yield on average earning assets.
At the end of the second quarter of 2019, past dues at Cat Financial were 3.38 percent, compared with 3.16 percent at the end of the second quarter of 2018. The increase in past dues was primarily driven by EAME. Write-offs, net of recoveries, were $74 million for the second quarter of 2019, compared with $80 million for the second quarter of 2018. As of June 30, 2019, Cat Financial's allowance for credit losses totaled $523 million, or 1.81 percent of our recorded investment in finance receivables, compared with $534 million, or 1.89 percent of our recorded investment in finance receivables at March 31, 2019. The allowance for credit losses at year-end 2018 was $511 million, or 1.80 percent of our recorded investment in finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $491 million in the second quarter of 2019, compared with $471 million in the second quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2018

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2018 (at left) and the six months ended June 30, 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.
Total sales and revenues were $27.898 billion for the six months ended June 30, 2019, an increase of $1.028 billion, or 4 percent, compared with $26.870 billion for the six months ended June 30, 2018. The increase was primarily due to higher sales volume driven by improved demand for equipment and favorable price realization. Sales increased in Resource Industries and Construction Industries, while Energy & Transportation decreased. The sales increase was partially offset by unfavorable currency impacts, primarily from a stronger euro, Australian dollar and Chinese yuan. Financial Products’ revenues also increased.
The largest sales increase was in North America, which improved 10 percent driven by higher demand, including a favorable impact from changes in dealer inventories, and favorable price realization. Dealers increased inventories more significantly for the six months ended June 30, 2019, compared with the six months ended June 30, 2018.
Sales increased 9 percent in Latin America due to improved demand from low levels in a few countries.
EAME sales decreased 6 percent primarily due to economic uncertainty in several countries in the region and a weaker euro, partially offset by favorable price realization.
Asia/Pacific sales were about flat as an unfavorable currency impact of a weaker Australian dollar and Chinese yuan was offset by higher demand and favorable price realization. Lower demand in China due to continued competitive pricing pressures was more than offset by higher demand in other countries in the region.
During the six months ended June 30, 2019, dealer machine and engine inventories increased about $1.8 billion, compared to an increase of about $1.3 billion during the six months ended June 30, 2018. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. Based on current dealer inventory levels, we now expect dealer inventories will increase for the full year by about $900 million compared to prior year end, driven by Construction Industries and Resource Industries.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2018	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2019	$ Change	% Change

Construction Industries	$11,849	$363	$409	$(270)	$(11)	$12,340	$491	4%
Resource Industries	4,835	559	239	(79)	(27)	5,527	692	14%
Energy & Transportation	10,943	(122)	71	(182)	(14)	10,696	(247)	(2%)
All Other Segment	240	(5)	—	(2)	13	246	6	3%
Corporate Items and Eliminations	(2,438)	(15)	—	—	39	(2,414)	24
Machinery, Energy & Transportation Sales	25,429	780	719	(533)	—	26,395	966	4%

Financial Products Segment	1,622	—	—	—	101	1,723	101	6%
Corporate Items and Eliminations	(181)	—	—	—	(39)	(220)	(39)
Financial Products Revenues	1,441	—	—	—	62	1,503	62	4%

Consolidated Sales and Revenues	$26,870	$780	$719	$(533)	$62	$27,898	$1,028	4%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2019
Construction Industries	$6,478	21%	$711	(3%)	$2,114	(6%)	$2,995	(14%)	$12,298		4%	$42	(21%)	$12,340	4%
Resource Industries	2,009	25%	871	16%	914	(16%)	1,564	31%	5,358		15%	169	(14%)	5,527	14%
Energy & Transportation	4,448	(7%)	657	16%	2,192	(2%)	1,460	6%	8,757		(3%)	1,939	(1%)	10,696	(2%)
All Other Segment	22	(31%)	1	—%	15	88%	33	(11%)	71		(9%)	175	8%	246	3%
Corporate Items and Eliminations	(80)		(1)		(8)		—		(89)			(2,325)		(2,414)
Machinery, Energy & Transportation Sales	12,877	10%	2,239	9%	5,227	(6%)	6,052	—%	26,395		4%	—	—%	26,395	4%

Financial Products Segment	1,121	7%	146	1%	204	1%	252	12%	1,723	[1]	6%	—	—%	1,723	6%
Corporate Items and Eliminations	(141)		(22)		(18)		(39)		(220)			—		(220)
Financial Products Revenues	980	4%	124	2%	186	(2%)	213	14%	1,503		4%	—	—%	1,503	4%

Consolidated Sales and Revenues	$13,857	9%	$2,363	9%	$5,413	(6%)	$6,265	—%	$27,898		4%	$—	—%	$27,898	4%

Six Months Ended June 30, 2018
Construction Industries	$5,359		$736		$2,238		$3,463		$11,796			$53		$11,849
Resource Industries	1,602		754		1,089		1,194		4,639			196		4,835
Energy & Transportation	4,807		567		2,245		1,371		8,990			1,953		10,943
All Other Segment	32		1		8		37		78			162		240
Corporate Items and Eliminations	(68)		(2)		(3)		(1)		(74)			(2,364)		(2,438)
Machinery, Energy & Transportation Sales	11,732		2,056		5,577		6,064		25,429			—		25,429

Financial Products Segment	1,049		145		202		226		1,622	[1]		—		1,622
Corporate Items and Eliminations	(106)		(24)		(12)		(39)		(181)			—		(181)
Financial Products Revenues	943		121		190		187		1,441			—		1,441

Consolidated Sales and Revenues	$12,675		$2,177		$5,767		$6,251		$26,870			$—		$26,870

1 Includes revenues from Machinery, Energy & Transportation of $267 million and $223 million in the six months ended June 30, 2019 and 2018, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2018 (at left) and the six months ended June 30, 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the six months ended June 30, 2019, was $4.420 billion, compared with $4.275 billion for the six months ended June 30, 2018. The increase of $145 million was primarily due to favorable price realization, higher sales volume and lower SG&A/R&D expenses, mostly offset by higher manufacturing costs. Financial Products operating profit increased.
The operating profit impact from the change in sales volume was the result of higher demand for equipment, mostly offset by an unfavorable mix of products primarily within Construction Industries and Energy & Transportation.
The increase in manufacturing costs was primarily due to higher variable labor and burden; material costs, including tariffs; and unfavorable cost absorption. Cost absorption was unfavorable as inventory increased more significantly in the first half of 2018 than the first half of 2019. SG&A/R&D expenses were lower primarily due to lower short-term incentive compensation expense, partially offset by increased targeted investments and timing of corporate-level expenses.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the six months ended June 30, 2019, was about $430 million, compared with about $720 million for the six months ended June 30, 2018. For 2019, short-term incentive compensation expense is expected to be about $800 million, compared with $1.4 billion in 2018.
Other Profit/Loss Items

▪	Interest expense excluding Financial Products for the six months ended June 30, 2019, was $206 million, compared with $203 million for the six months ended June 30, 2018.

▪
Other income/expense for the six months ended June 30, 2019, was income of $228 million, compared with income of $248 million for the six months ended June 30, 2018. The unfavorable change was primarily a result of the impact from pension and other postemployment benefits (OPEB) plans, mostly offset by lower currency translation and hedging net losses and favorable impact from equity securities.

▪
The provision for income taxes for the six months ended June 30, 2019, reflected an estimated annual tax rate of 26 percent, compared with 24 percent for the six months ended June 30, 2018, excluding the discrete items discussed in the following paragraph. The increase was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end.  These provisions did not apply to these subsidiaries in 2018.

As a result of final regulations received in 2019 providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform, we recorded a discrete tax benefit of $178 million for the six months ended June 30, 2019, to adjust unrecognized tax benefits.  In addition, a discrete tax benefit of $26 million was recorded for the six months ended June 30, 2019, compared with $49 million for the six months ended June 30, 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first six months of 2018 also included a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Construction Industries	$2,332	$2,271	$61	3%
Resource Industries	1,057	789	268	34%
Energy & Transportation	1,724	1,886	(162)	(9)%
All Other Segment	36	80	(44)	(55)%
Corporate Items and Eliminations	(816)	(837)	21
Machinery, Energy & Transportation	4,333	4,189	144	3%

Financial Products Segment	404	275	129	47%
Corporate Items and Eliminations	(96)	(7)	(89)
Financial Products	308	268	40	15%
Consolidating Adjustments	(221)	(182)	(39)
Consolidated Operating Profit	$4,420	$4,275	$145	3%

Construction Industries
Construction Industries’ total sales were $12.340 billion for the six months ended June 30, 2019, compared with $11.849 billion for the six months ended June 30, 2018. The increase was mostly due to favorable price realization and higher sales volume for construction equipment. The sales increase was partially offset by unfavorable currency impacts, primarily from a weaker euro and Chinese yuan.

▪
Sales volume increased primarily due to higher demand for construction equipment and the impact of favorable changes in dealer inventories. Dealer inventories increased significantly more in the six months ended June 30, 2019, than in the six months ended June 30, 2018.

Sales increased in North America and decreased in all other regions.

•
In North America, the sales increase was primarily due to higher demand for construction equipment, including favorable changes in dealer inventories, and favorable price realization. Dealer inventories increased significantly more in the six months ended June 30, 2019, than in the six months ended June 30, 2018.

•	Latin America sales were slightly lower as construction activities remained at low levels.

•	Sales decreased in EAME primarily due to unfavorable currency impacts, mostly from a weaker euro.

•	Sales in Asia/Pacific declined due to lower demand mainly in China driven by continued competitive pricing pressures and unfavorable currency impacts, mostly from a weaker Chinese yuan.
Construction Industries’ profit was $2.332 billion for the six months ended June 30, 2019, compared with $2.271 billion for the six months ended June 30, 2018. The increase in profit was a result of favorable price realization, mostly offset by higher manufacturing costs. Manufacturing costs increased primarily due to unfavorable variable labor and burden, including the absence of Brazil incentives and increased freight costs, and higher material costs.
Construction Industries’ profit as a percent of total sales was 18.9 percent for the six months ended June 30, 2019, compared with 19.2 percent for the six months ended June 30, 2018.
Resource Industries
Resource Industries’ total sales were $5.527 billion for the six months ended June 30, 2019, an increase of $692 million from the six months ended June 30, 2018. The increase was primarily due to higher equipment demand and favorable price realization. Higher sales were driven by increased capital investment by mining customers to support ongoing mine site operations. In addition, sales increased for our non-residential construction and quarry and aggregate customers.

Resource Industries’ profit was $1.057 billion for the six months ended June 30, 2019, compared with $789 million for the six months ended June 30, 2018. The improvement was mostly due to higher sales volume and favorable price realization, partially offset by higher manufacturing costs. Manufacturing costs increased due to higher variable labor and burden, material costs, unfavorable cost absorption and warranty expense. Cost absorption was unfavorable as inventory increased more significantly in the first half of 2018 than the first half of 2019.
Resource Industries’ profit as a percent of total sales was 19.1 percent for the six months ended June 30, 2019, compared with 16.3 percent for the six months ended June 30, 2018.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ Change	% Change
Oil and Gas	$2,436	$2,682	$(246)	(9%)
Power Generation	2,057	1,961	96	5%
Industrial	1,861	1,875	(14)	(1%)
Transportation	2,403	2,472	(69)	(3%)
External Sales	8,757	8,990	(233)	(3%)
Inter-Segment	1,939	1,953	(14)	(1%)
Total Sales	$10,696	$10,943	$(247)	(2%)

Energy & Transportation’s total sales were $10.696 billion for the six months ended June 30, 2019, compared with $10.943 billion for the six months ended June 30, 2018. The decrease was primarily due to unfavorable currency impacts and lower sales volume, partially offset by favorable price realization.

•
Oil and Gas – Sales decreased in North America primarily due to the timing of turbine project deliveries that occurred in the six months ended June 30, 2018, and lower new equipment demand for well servicing. Lower sales in North America were partially offset by increases in all other regions.

•
Power Generation – Sales increased mostly due to higher deliveries for both large diesel reciprocating engines and turbines in North America and Asia/Pacific. Increases were partially offset by lower sales in EAME driven by gas power generation applications and unfavorable currency impacts.

•	Industrial – Sales were about flat, with a decrease in EAME primarily due to unfavorable currency impacts partially offset by higher volume in all other regions.

•	Transportation – Sales were slightly lower primarily due to the timing of locomotive deliveries and unfavorable currency impacts, partially offset by higher sales for rail services.
Energy & Transportation’s profit was $1.724 billion for the six months ended June 30, 2019, compared with $1.886 billion for the six months ended June 30, 2018. The decrease was mostly due to higher manufacturing costs and an unfavorable mix of applications, partially offset by favorable price realization. Manufacturing costs increased due to higher variable labor and burden, warranty expense and material costs.
Energy & Transportation’s profit as a percent of total sales was 16.1 percent for the six months ended June 30, 2019, compared with 17.2 percent for the six months ended June 30, 2018.
Financial Products Segment
Financial Products’ segment revenues were $1.723 billion for the six months ended June 30, 2019, an increase of $101 million, or 6 percent, from the six months ended June 30, 2018. The increase was primarily due to higher average financing rates in North America and Asia/Pacific and higher average earning assets in North America.
Financial Products’ segment profit was $404 million for the six months ended June 30, 2019, up 47 percent compared with $275 million for the six months ended June 30, 2018. The increase was primarily due to a favorable impact from mark-to-market on equity securities in Insurance Services, a decrease in the provision for credit losses at Cat Financial and an increase in net yield on average earning assets. These favorable impacts were partially offset by an increase in SG&A expenses.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $912 million for the six months ended June 30, 2019, compared with $844 million for the six months ended June 30, 2018, primarily due to an unfavorable change in mark-to-market deferred compensation expense.

RESTRUCTURING COSTS

Restructuring costs for the three and six months ended June 30, 2019 and 2018 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2019	2018
Employee separations [1]	$10	$45
Long-lived asset impairments [1]	29	30
Other [2]	71	39
Total restructuring costs	$110	$114

	Six Months Ended June 30
	2019	2018
Employee separations [1]	$25	$78
Long-lived asset impairments [1]	36	30
Other [2]	97	75
Total restructuring costs	$158	$183

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management costs, accelerated depreciation, equipment relocation and building demolition, all of which are primarily included in Cost of goods sold.

For the six months ended June 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation. For the six month ended June 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2018 and 2019 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	85
Increase in liability (separation charges)	25
Reduction in liability (payments)	(60)
Liability balance at June 30, 2019	$50

Most of the liability balance at June 30, 2019 is expected to be paid in 2019 and 2020.

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the U.S., additional involuntary programs throughout the company and manufacturing facility consolidations and closures that occurred through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure. In the first six months of 2019, we incurred $19 million of restructuring costs related to the Plan. Total restructuring costs incurred since the inception of the Plan were $1,807 million. The remaining costs of approximately $20 million related to the Plan are expected to be recognized in 2019.

We expect that restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $300 million in 2019 compared with 2018.

GLOSSARY OF TERMS

1.
All Other Segment – Primarily includes activities such as: business strategy, product management and development, manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions, distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.

2.	Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

3.
Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; forestry excavators; feller bunchers; harvesters; knuckleboom loaders; motor graders; pipelayers; road reclaimers; skidders; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools.

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

8.
Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support of turbine machinery and integrated systems and solutions and turbine-related services; reciprocating engine-powered generator sets; integrated systems used in the electric power generation industry; reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first half of 2019, we experienced favorable global liquidity conditions in both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first half of 2019 with $7.43 billion of cash, a decrease of $428 million from year-end 2018. We intend to maintain a strong cash and liquidity position.
Our cash balances are held in numerous locations throughout the world. As a result of U.S. tax reform legislation enacted in 2017, we expect to be able to use cash held by non-U.S. subsidiaries in the United States in the future with minimal tax consequences.
Consolidated operating cash flow for the first half of 2019 was $3.71 billion, up from $3.08 billion for the same period last year. The increase was primarily due to favorable working capital, which was partially offset by higher cash payments for income taxes and lower profit excluding lower accruals for short-term incentive compensation expense in 2019. Within working capital, changes to inventories, accounts receivable, accrued expenses and customer advances favorably impacted cash flow, but were partially offset by changes in accounts payable. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of June 30, 2019 was $36.28 billion, a decrease of $275 million from year-end 2018. Debt related to Financial Products increased $70 million. Debt related to ME&T decreased $345 million in the first half of 2019, primarily due to the impact of new accounting guidance on a previously failed sale-leaseback transaction in Japan. In the first half of 2019, we repurchased $2.11 billion of Caterpillar common stock.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2019 was $2.75 billion. Information on our Credit Facility is as follows:

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
At June 30, 2019, Caterpillar's consolidated net worth was $14.86 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2019, Cat Financial's covenant interest coverage ratio was 1.60 to 1. This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2019, Cat Financial's six-month covenant leverage ratio was 8.23 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2019, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of June 30, 2019 were:

	June 30, 2019
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,841	—	4,841
Total credit lines available	15,341	2,750	12,591
Less: Commercial paper outstanding	(4,434)	—	(4,434)
Less: Utilized credit	(1,104)	—	(1,104)
Available credit	$9,803	$2,750	$7,053

The other external consolidated credit lines with banks as of June 30, 2019 totaled $4.84 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $2.82 billion in the first half of 2019, compared with $3.03 billion for the same period in 2018. The decrease was primarily due to higher cash payments for income taxes and lower profit excluding lower accruals for short-term incentive compensation expense in 2019, which was partially offset by favorable working capital.
Net cash used for investing activities in the first half of 2019 was $193 million, compared with net cash used of $664 million in the first half of 2018. The change was primarily due to the acquisitions of ECM S.p.A. and Downer Freight Rail in the first half of 2018, decreased ME&T lending activity with Financial Products and lower capital expenditures.
Net cash used for financing activities during the first half of 2019 was $3.06 billion, compared with net cash used of $1.90 billion in the same period of 2018. In the first half of 2019, we repurchased $2.11 billion of Caterpillar common stock, an increase of $855 million compared to the first half of 2018. Additionally, proceeds from common stock issued from stock options exercised decreased $214 million in the first half of 2019 compared to the prior period.
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
Operational excellence and commitments – Capital expenditures were $492 million during the first half of 2019, compared to $554 million for the same period in 2018. We expect ME&T's capital expenditures in 2019 to be about $1.3 billion. We made $198 million of contributions to our pension and other postretirement benefit plans during the first half of 2019. We currently anticipate full-year 2019 contributions of approximately $330 million. In comparison, we made $227 million of contributions to our pension and other postretirement benefit plans during the first half of 2018.

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
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first half of 2019, we repurchased $2.11 billion of Caterpillar common stock, with $7.89 billion remaining under the 2018 Authorization as of June 30, 2019. Caterpillar's basic shares outstanding as of June 30, 2019 were approximately 563 million.
Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends totaled $986 million in the first half of 2019, representing 86 cents per share paid in each of the first and second quarters. Beginning with the dividend to be paid to shareholders in the third quarter of 2019, the Board approved a 20 percent increase in the quarterly dividend rate to $1.03 per share.

Financial Products
Financial Products operating cash flow was $1.04 billion in the first half of 2019, compared with $619 million for the same period a year ago. The increase was primarily due to an overpayment received on a foreign currency exchange settlement. The overpayment received on the last day of June was returned the first week of July. The cash was reflected as accounts payable as of June 30, 2019. Net cash used for investing activities was $818 million for the first half of 2019, compared with cash used of $1.86 billion for the same period in 2018. The change was primarily due to the impact of net intercompany purchased receivables and higher collections of finance receivables. Net cash used for financing activities was $206 million for the first half of 2019, compared with cash provided by financing activities of $1.22 billion for the same period in 2018. The change was primarily due to lower portfolio funding requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - "New accounting guidance."

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

On January 7, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Central District of Illinois. The subpoena requested documents and information from the Company relating to, among other things, financial information concerning U.S. and non-U.S. Caterpillar subsidiaries (including undistributed profits of non-U.S. subsidiaries and the movement of cash among U.S. and non-U.S. subsidiaries). The Company has received additional subpoenas relating to this investigation requesting additional documents and information relating to, among other things, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries, dividend distributions of certain non-U.S. Caterpillar subsidiaries, and Caterpillar SARL (CSARL) and related structures. On March 2-3, 2017, agents with the Department of Commerce, the Federal Deposit Insurance Corporation and the Internal Revenue Service executed search and seizure warrants at three facilities of the Company in the Peoria, Illinois area, including its former corporate headquarters. The warrants identify, and agents seized, documents and information related to, among other things, the export of products from the United States, the movement of products between the United States and Switzerland, the relationship between Caterpillar Inc. and CSARL, and sales outside the United States. It is the Company’s understanding that the warrants, which concern both tax and export activities, are related to the ongoing grand jury investigation. The Company is continuing to cooperate with this investigation. The Company is unable to predict the outcome or reasonably estimate any potential loss; however, we currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE's official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against one current employee of MGE and two former employees of MGE involving the same conduct alleged by CADE. On July 8, 2019, CADE found MGE, one of its current employees and two of its former employees liable for anticompetitive conduct. CBL was dismissed from the proceeding without any finding of liability. MGE intends to appeal CADE's findings. We currently believe that this matter will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

Order Backlog

At the end of the second quarter of 2019, the dollar amount of backlog believed to be firm was approximately $15.0 billion, about $1.9 billion lower than the first quarter of 2019. The order backlog decreased across the three primary segments, with the largest declines in Construction Industries and Resource Industries. In Construction Industries, the backlog decline was the result of slowing orders due to growth in dealer inventory. It is not uncommon for the construction order backlog to decline during the second quarter selling season. In Resource Industries, we improved throughput in factories and improved lead times.  In addition, orders can vary due to timing of large projects. Compared with the second quarter of 2018, the order backlog decreased about $2.7 billion with decreases across the three primary segments. Of the total backlog at June 30, 2019, approximately $3.6 billion was not expected to be filled in the following twelve months.

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

Reconciliations of adjusted operating profit margin to the most directly comparable GAAP measure, operating profit as a percent of sales and revenues are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Operating profit as a percent of total sales and revenues	15.3%	15.5%	15.8%	15.9%
Restructuring costs [1]	—	0.8%	—	0.7%
Adjusted operating profit margin	15.3%	16.3%	15.8%	16.6%
[1] 2019 restructuring costs are not material.

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Profit per share - diluted	$2.83	$2.82	$6.08	$5.56
Per share U.S. tax reform impact	$—	$—	$(0.31)	$—
Per share restructuring costs[1]	$—	$0.15	$—	$0.23
Adjusted profit per share	$2.83	$2.97	$5.77	$5.79
1 At estimated annual tax rate of 24 percent. 2019 restructuring costs are not material.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Six Months Ended June 30
	2019	2018
ME&T net cash provided by operating activities [1]	$2,820	$3,032
ME&T capital expenditures	$(492)	$(554)
ME&T free cash flow	$2,328	$2,478
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 92-93.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,671	$13,671	$—	$—
Revenues of Financial Products	761	—	894	(133)	[2]
Total sales and revenues	14,432	13,671	894	(133)

Operating costs:
Cost of goods sold	9,941	9,943	—	(2)	[3]
Selling, general and administrative expenses	1,309	1,102	209	(2)	[3]
Research and development expenses	441	441	—	—
Interest expense of Financial Products	192	—	201	(9)	[4]
Other operating (income) expenses	336	1	341	(6)	[3]
Total operating costs	12,219	11,487	751	(19)

Operating profit	2,213	2,184	143	(114)

Interest expense excluding Financial Products	103	105	—	(2)	[4]
Other income (expense)	68	(63)	19	112	[5]

Consolidated profit before taxes	2,178	2,016	162	—

Provision (benefit) for income taxes	565	502	63	—
Profit of consolidated companies	1,613	1,514	99	—

Equity in profit (loss) of unconsolidated affiliated companies	6	6	—	—
Equity in profit of Financial Products’ subsidiaries	—	94	—	(94)	[6]

Profit of consolidated and affiliated companies	1,619	1,614	99	(94)

Less: Profit (loss) attributable to noncontrolling interests	(1)	(6)	5	—

Profit [7]	$1,620	$1,620	$94	$(94)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,395	$26,395	$—	$—
Revenues of Financial Products	1,503	—	1,764	(261)	[2]
Total sales and revenues	27,898	26,395	1,764	(261)

Operating costs:
Cost of goods sold	18,944	18,946	—	(2)	[3]
Selling, general and administrative expenses	2,628	2,229	401	(2)	[3]
Research and development expenses	876	876	—	—
Interest expense of Financial Products	382	—	401	(19)	[4]
Other operating (income) expenses	648	11	654	(17)	[3]
Total operating costs	23,478	22,062	1,456	(40)

Operating profit	4,420	4,333	308	(221)

Interest expense excluding Financial Products	206	215	—	(9)	[4]
Other income (expense)	228	(44)	60	212	[5]

Consolidated profit before taxes	4,442	4,074	368	—

Provision (benefit) for income taxes	952	837	115	—
Profit of consolidated companies	3,490	3,237	253	—

Equity in profit (loss) of unconsolidated affiliated companies	13	13	—	—
Equity in profit of Financial Products’ subsidiaries	—	242	—	(242)	[6]

Profit of consolidated and affiliated companies	3,503	3,492	253	(242)

Less: Profit (loss) attributable to noncontrolling interests	2	(9)	11	—

Profit [7]	$3,501	$3,501	$242	$(242)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,429	$6,528	$901	$—
Receivables – trade and other	8,996	4,312	488	4,196	[2,3]
Receivables – finance	9,539	—	15,184	(5,645)	[3]
Prepaid expenses and other current assets	1,818	1,376	482	(40)	[4]
Inventories	12,007	12,007	—	—
Total current assets	39,789	24,223	17,055	(1,489)

Property, plant and equipment – net	13,172	8,671	4,501	—
Long-term receivables – trade and other	1,154	313	181	660	[2,3]
Long-term receivables – finance	12,461	—	13,129	(668)	[3]
Investments in Financial Products subsidiaries	—	3,953	—	(3,953)	[5]
Noncurrent deferred and refundable income taxes	1,473	2,008	112	(647)	[6]
Intangible assets	1,733	1,733	—	—
Goodwill	6,211	6,211	—	—
Other assets	3,194	1,586	1,658	(50)	[7]
Total assets	$79,187	$48,698	$36,636	$(6,147)

Liabilities
Current liabilities:
Short-term borrowings	$5,266	$—	$5,266	$—
Short-term borrowings with consolidated companies	—	—	1,287	(1,287)	[8]
Accounts payable	7,022	6,690	494	(162)	[9]
Accrued expenses	3,789	3,388	401	—
Accrued wages, salaries and employee benefits	1,411	1,378	33	—
Customer advances	1,263	1,263	—	—
Dividends payable	579	579	—	—
Other current liabilities	2,157	1,716	493	(52)	[6,10]
Long-term debt due within one year	6,248	13	6,235	—
Total current liabilities	27,735	15,027	14,209	(1,501)

Long-term debt due after one year	24,764	7,665	17,107	(8)	[8]
Liability for postemployment benefits	7,448	7,448	—	—
Other liabilities	4,362	3,680	1,367	(685)	[6]
Total liabilities	64,309	33,820	32,683	(2,194)
Commitments and contingencies
Shareholders’ equity
Common stock	5,822	5,822	919	(919)	[5]
Treasury stock	(22,467)	(22,467)	—	—
Profit employed in the business	32,981	32,981	3,689	(3,689)	[5]
Accumulated other comprehensive income (loss)	(1,499)	(1,499)	(819)	819	[5]
Noncontrolling interests	41	41	164	(164)	[5]
Total shareholders’ equity	14,878	14,878	3,953	(3,953)
Total liabilities and shareholders’ equity	$79,187	$48,698	$36,636	$(6,147)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation's trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation's insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of other intercompany assets between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.
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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,503	$3,492	$253	$(242)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,288	855	433	—
Undistributed profit of Financial Products	—	(242)	—	242	[3]
Other	440	264	(51)	227	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(166)	161	(5)	(322)	[4,5]
Inventories	(487)	(489)	—	2	[4]
Accounts payable	134	(94)	279	(51)	[4]
Accrued expenses	151	158	(5)	(2)	[4]
Accrued wages, salaries and employee benefits	(979)	(978)	(1)	—
Customer advances	14	18	—	(4)	[4]
Other assets – net	(221)	(228)	57	(50)	[4]
Other liabilities – net	32	(97)	75	54	[4]
Net cash provided by (used for) operating activities	3,709	2,820	1,035	(146)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(479)	(468)	(11)	—
Expenditures for equipment leased to others	(746)	(24)	(725)	3	[4]
Proceeds from disposals of leased assets and property, plant and equipment	422	97	367	(42)	[4]
Additions to finance receivables	(6,181)	—	(7,027)	846	[5]
Collections of finance receivables	5,902	—	6,548	(646)	[5]
Net intercompany purchased receivables	—	—	15	(15)	[5]
Proceeds from sale of finance receivables	119	—	119	—
Net intercompany borrowings	—	213	1	(214)	[6]
Investments and acquisitions (net of cash acquired)	(3)	(3)	—	—
Proceeds from sale of securities	170	13	157	—
Investments in securities	(243)	(12)	(231)	—
Other – net	(40)	(9)	(31)	—
Net cash provided by (used for) investing activities	(1,079)	(193)	(818)	(68)

Cash flow from financing activities:
Dividends paid	(986)	(986)	—	—
Common stock issued, including treasury shares reissued	39	39	—	—
Common shares repurchased	(2,105)	(2,105)	—	—
Net intercompany borrowings	—	(1)	(213)	214	[6]
Proceeds from debt issued (original maturities greater than three months)	5,340	—	5,340	—
Payments on debt (original maturities greater than three months)	(4,901)	(4)	(4,897)	—
Short-term borrowings – net (original maturities three months or less)	(436)	—	(436)	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	(3,051)	(3,059)	(206)	214
Effect of exchange rate changes on cash	(10)	(8)	(2)	—
Increase (decrease) in cash and short-term investments and restricted cash	(431)	(440)	9	—
Cash and short-term investments and restricted cash at beginning of period	7,890	6,994	896	—
Cash and short-term investments and restricted cash at end of period	$7,459	$6,554	$905	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,372	$3,363	$209	$(200)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,367	933	434	—
Undistributed profit of Financial Products	—	(200)	—	200	[3]
Other	446	197	61	188	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(703)	136	(74)	(765)	[4,5]
Inventories	(1,208)	(1,186)	—	(22)	[4]
Accounts payable	545	570	(56)	31	[4]
Accrued expenses	(31)	(40)	9	—
Accrued wages, salaries and employee benefits	(768)	(745)	(23)	—
Customer advances	(54)	(54)	—	—
Other assets – net	174	176	(10)	8	[4]
Other liabilities – net	(57)	(118)	69	(8)	[4]
Net cash provided by (used for) operating activities	3,083	3,032	619	(568)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(645)	(550)	(95)	—
Expenditures for equipment leased to others	(883)	(4)	(919)	40	[4]
Proceeds from disposals of leased assets and property, plant and equipment	539	93	461	(15)	[4]
Additions to finance receivables	(6,143)	—	(6,823)	680	[5,7]
Collections of finance receivables	5,405	—	6,144	(739)	[5]
Net intercompany purchased receivables	—	—	(608)	608	[5]
Proceeds from sale of finance receivables	124	—	124	—
Net intercompany borrowings	—	112	—	(112)	[6]
Investments and acquisitions (net of cash acquired)	(348)	(348)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	18	—	(6)	[7]
Proceeds from sale of securities	168	10	158	—
Investments in securities	(318)	(19)	(299)	—
Other – net	21	24	(4)	1	[8]
Net cash provided by (used for) investing activities	(2,068)	(664)	(1,861)	457

Cash flow from financing activities:
Dividends paid	(933)	(933)	—	—
Common stock issued, including treasury shares reissued	256	256	1	(1)	[8]
Common shares repurchased	(1,250)	(1,250)	—	—
Net intercompany borrowings	—	—	(112)	112	[6]
Proceeds from debt issued (original maturities greater than three months)	4,307	—	4,307	—
Payments on debt (original maturities greater than three months)	(4,436)	(3)	(4,433)	—
Short-term borrowings – net (original maturities three months or less)	1,487	34	1,453	—
Other – net	(4)	(4)	—	—
Net cash provided by (used for) financing activities	(573)	(1,900)	1,216	111
Effect of exchange rate changes on cash	(68)	(61)	(7)	—
Increase (decrease) in cash and short-term investments and restricted cash	374	407	(33)	—
Cash and short-term investments and restricted cash at beginning of period	8,320	7,416	904	—
Cash and short-term investments and restricted cash at end of period	$8,694	$7,823	$871	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation's sale of businesses and investments.

[8]	Elimination of change in investment and common stock related to Financial Products.

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

Changes in internal control over financial reporting

During the second quarter of 2019, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – "Environmental and legal matters" included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3]	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
April 1-30, 2019	—	$—	—	$9.249
May 1-31, 2019	7,374,648	$133.05	7,374,648	$8.268
June 1-30, 2019	2,382,478	$127.78	2,382,478	$7.963
Total	9,757,126	$131.76	9,757,126

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of June 30, 2019, approximately $8.0 billion remained available under the 2018 Authorization.

[2] During the second quarter of 2019, we entered into an accelerated stock repurchase (ASR) with a third-party financial institution to purchase $750 million of our common stock. In May 2019, upon payment of the $750 million to the financial institution, we received 5.0 million shares. In July 2019, upon final settlement of the ASR, we received an additional 0.8 million shares. In total, we repurchased 5.8 million shares under this ASR at an average price per share of $128.29.

3 In May and June of 2019, we repurchased 2.4 million and 2.4 million shares, respectively, for an aggregate of $604 million in open market transactions at an average price per share of $126.47 and $127.78, respectively.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2019, we had 26 employee stock purchase plans (the "EIP Plans") that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the second quarter of 2019, approximately 105,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

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

CATERPILLAR INC.

August 1, 2019	/s/ D. James Umpleby III	Chairman & Chief Executive Officer
D. James Umpleby III

August 1, 2019	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 1, 2019	/s/ Suzette M. Long	General Counsel & Corporate Secretary
Suzette M. Long

August 1, 2019	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel