Form 10-Q
period 2019-09-30
CATERPILLAR INC
filed 2019-10-31
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At September 30, 2019, 552,658,387 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2019	2018
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,974	$12,763
Revenues of Financial Products	784	747
Total sales and revenues	12,758	13,510

Operating costs:
Cost of goods sold	8,569	9,022
Selling, general and administrative expenses	1,251	1,299
Research and development expenses	431	479
Interest expense of Financial Products	189	185
Other operating (income) expenses	298	390
Total operating costs	10,738	11,375

Operating profit	2,020	2,135

Interest expense excluding Financial Products	103	102
Other income (expense)	88	102

Consolidated profit before taxes	2,005	2,135

Provision (benefit) for income taxes	518	415
Profit of consolidated companies	1,487	1,720

Equity in profit (loss) of unconsolidated affiliated companies	7	7

Profit of consolidated and affiliated companies	1,494	1,727

Less: Profit (loss) attributable to noncontrolling interests	—	—

Profit [1]	$1,494	$1,727

Profit per common share	$2.69	$2.92

Profit per common share – diluted [2]	$2.66	$2.88

Weighted-average common shares outstanding (millions)
– Basic	556.3	592.1
– Diluted [2]	561.2	599.4

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2019	2018

Profit of consolidated and affiliated companies	$1,494	$1,727
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2019 - $(21); 2018 - $(3)	(263)	(65)

Pension and other postretirement benefits:
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2019 - $2; 2018 - $2	(8)	(7)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $(16); 2018 - $(9)	59	32
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 - $20; 2018 - $8	(76)	(31)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $(2); 2018 - $0	4	(1)

Total other comprehensive income (loss), net of tax	(284)	(72)
Comprehensive income	1,210	1,655
Less: comprehensive income attributable to the noncontrolling interests	—	—
Comprehensive income attributable to shareholders	$1,210	$1,655

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2019	2018
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,369	$38,192
Revenues of Financial Products	2,287	2,188
Total sales and revenues	40,656	40,380

Operating costs:
Cost of goods sold	27,513	27,010
Selling, general and administrative expenses	3,879	4,015
Research and development expenses	1,307	1,384
Interest expense of Financial Products	571	533
Other operating (income) expenses	946	1,028
Total operating costs	34,216	33,970

Operating profit	6,440	6,410

Interest expense excluding Financial Products	309	305
Other income (expense)	316	350

Consolidated profit before taxes	6,447	6,455

Provision (benefit) for income taxes	1,470	1,377
Profit of consolidated companies	4,977	5,078

Equity in profit (loss) of unconsolidated affiliated companies	20	21

Profit of consolidated and affiliated companies	4,997	5,099

Less: Profit (loss) attributable to noncontrolling interests	2	—

Profit [1]	$4,995	$5,099

Profit per common share	$8.84	$8.57

Profit per common share – diluted [2]	$8.75	$8.45

Weighted-average common shares outstanding (millions)
– Basic	565.2	595.3
– Diluted [2]	570.8	603.8

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2019	2018

Profit of consolidated and affiliated companies	$4,997	$5,099
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2019 - $(19); 2018 - $(18)	(186)	(292)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2019 - $0; 2018 - $1	—	(2)
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2019 - $8; 2018 - $5	(22)	(21)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $(15); 2018 - $(23)	53	73
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 - $23; 2018 - $32	(86)	(109)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 - $(10); 2018 - $3	34	(14)

Total other comprehensive income (loss), net of tax	(207)	(365)
Comprehensive income	4,790	4,734
Less: comprehensive income attributable to the noncontrolling interests	2	—
Comprehensive income attributable to shareholders	$4,788	$4,734

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and short-term investments	$7,906	$7,857
Receivables – trade and other	8,275	8,802
Receivables – finance	9,192	8,650
Prepaid expenses and other current assets	1,607	1,765
Inventories	12,180	11,529
Total current assets	39,160	38,603

Property, plant and equipment – net	12,842	13,574
Long-term receivables – trade and other	1,193	1,161
Long-term receivables – finance	12,412	13,286
Noncurrent deferred and refundable income taxes	1,372	1,439
Intangible assets	1,630	1,897
Goodwill	6,142	6,217
Other assets	3,242	2,332
Total assets	$77,993	$78,509

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$—
Financial Products	4,268	5,723
Accounts payable	6,141	7,051
Accrued expenses	3,727	3,573
Accrued wages, salaries and employee benefits	1,518	2,384
Customer advances	1,309	1,243
Dividends payable	—	495
Other current liabilities	2,188	1,919
Long-term debt due within one year:
Machinery, Energy & Transportation	25	10
Financial Products	8,025	5,820
Total current liabilities	27,201	28,218

Long-term debt due after one year:
Machinery, Energy & Transportation	9,134	8,005
Financial Products	16,454	16,995
Liability for postemployment benefits	5,900	7,455
Other liabilities	4,311	3,756
Total liabilities	63,000	64,429
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/19 and 12/31/18 – 814,894,624) at paid-in amount	5,951	5,827
Treasury stock (9/30/19 – 262,236,237 shares; 12/31/18 – 239,351,886 shares) at cost	(23,693)	(20,531)
Profit employed in the business	34,477	30,427
Accumulated other comprehensive income (loss)	(1,783)	(1,684)
Noncontrolling interests	41	41
Total shareholders’ equity	14,993	14,080
Total liabilities and shareholders’ equity	$77,993	$78,509

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2018
Balance at June 30, 2018	$5,746	$(18,028)	$28,657	$(1,496)	$63	$14,942
Profit of consolidated and affiliated companies	—	—	1,727	—	—	1,727
Foreign currency translation, net of tax	—	—	—	(65)	—	(65)
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	1	—	1
Available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in ownership from noncontrolling interests	(27)	—	—	—	(13)	(40)
Common shares issued from treasury stock for stock-based compensation: 555,936	7	29	—	—	—	36
Stock-based compensation expense	52	—	—	—	—	52
Common shares repurchased: 4,774,613 [1]	—	(682)	—	—	—	(682)
Other	(63)	—	—	—	(10)	(73)
Balance at September 30, 2018	$5,715	$(18,681)	$30,384	$(1,568)	$40	$15,890

Three Months Ended September 30, 2019
Balance at June 30, 2019	$5,822	$(22,467)	$32,981	$(1,499)	$41	$14,878
Profit of consolidated and affiliated companies	—	—	1,494	—	—	1,494
Foreign currency translation, net of tax	—	—	—	(263)	—	(263)
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(17)	—	(17)
Available-for-sale securities, net of tax	—	—	—	4	—	4
Common shares issued from treasury stock for stock-based compensation: 404,606	—	20	—	—	—	20
Stock-based compensation expense	57	—	—	—	—	57
Common shares repurchased: 10,335,410 [1]	—	(1,246)	—	—	—	(1,246)
Other	72	—	2	—	—	74
Balance at September 30, 2019	$5,951	$(23,693)	$34,477	$(1,783)	$41	$14,993

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2018
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance
Revenue recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	5,593	(17,005)	26,265	(1,203)	69	13,719
Profit of consolidated and affiliated companies	—	—	5,099	—	—	5,099
Foreign currency translation, net of tax	—	—	—	(292)	—	(292)
Pension and other postretirement benefits, net of tax	—	—	—	(23)	—	(23)
Derivative financial instruments, net of tax	—	—	—	(36)	—	(36)
Available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Change in ownership from noncontrolling interests	(25)	—	—	—	(18)	(43)
Dividends declared [1]	—	—	(980)	—	—	(980)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 5,284,974	36	256	—	—	—	292
Stock-based compensation expense	164	—	—	—	—	164
Common shares repurchased: 12,804,035 [2]	—	(1,932)	—	—	—	(1,932)
Other	(53)	—	—	—	(10)	(63)
Balance at September 30, 2018	$5,715	$(18,681)	$30,384	$(1,568)	$40	$15,890

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance[3]
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	5,827	(20,531)	30,554	(1,576)	41	14,315
Profit of consolidated and affiliated companies	—	—	4,995	—	2	4,997
Foreign currency translation, net of tax	—	—	—	(186)	—	(186)
Pension and other postretirement benefits, net of tax	—	—	—	(22)	—	(22)
Derivative financial instruments, net of tax	—	—	—	(33)	—	(33)
Available-for-sale securities, net of tax	—	—	—	34	—	34
Dividends declared [1]	—	—	(1,074)	—	—	(1,074)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 2,907,710	(62)	121	—	—	—	59
Stock-based compensation expense	170	—	—	—	—	170
Common shares repurchased: 25,792,061 [2]	—	(3,283)	—	—	—	(3,283)
Other	16	—	2	—	—	18
Balance at September 30, 2019	$5,951	$(23,693)	$34,477	$(1,783)	$41	$14,993

1 Dividends per share of common stock of $1.89 and $1.64 were declared in the nine months ended September 30, 2019 and 2018, respectively.
2 See Note 12 for additional information.
3 See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2019	2018
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,997	$5,099
Adjustments for non-cash items:
Depreciation and amortization	1,933	2,065
Other	627	630
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	427	(725)
Inventories	(676)	(1,822)
Accounts payable	(669)	496
Accrued expenses	114	(32)
Accrued wages, salaries and employee benefits	(858)	(418)
Customer advances	169	59
Other assets – net	3	394
Other liabilities – net	(1,589)	(1,271)
Net cash provided by (used for) operating activities	4,478	4,475

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(723)	(921)
Expenditures for equipment leased to others	(1,133)	(1,208)
Proceeds from disposals of leased assets and property, plant and equipment	812	732
Additions to finance receivables	(9,453)	(9,092)
Collections of finance receivables	9,144	8,032
Proceeds from sale of finance receivables	183	416
Investments and acquisitions (net of cash acquired)	(6)	(357)
Proceeds from sale of businesses and investments (net of cash sold)	3	14
Proceeds from sale of securities	281	363
Investments in securities	(425)	(417)
Other – net	(37)	24
Net cash provided by (used for) investing activities	(1,354)	(2,414)

Cash flow from financing activities:
Dividends paid	(1,564)	(1,444)
Common stock issued, including treasury shares reissued	59	292
Common shares repurchased	(3,283)	(2,000)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1,479	47
Financial Products	7,348	7,026
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(8)	(6)
Financial Products	(6,054)	(5,636)
Short-term borrowings – net (original maturities three months or less)	(1,006)	(465)
Other – net	(2)	(32)
Net cash provided by (used for) financing activities	(3,031)	(2,218)
Effect of exchange rate changes on cash	(47)	(117)
Increase (decrease) in cash and short-term investments and restricted cash	46	(274)
Cash and short-term investments and restricted cash at beginning of period	7,890	8,320
Cash and short-term investments and restricted cash at end of period	$7,936	$8,046

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2019 and 2018, (c) the consolidated financial position at September 30, 2019 and December 31, 2018, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018 and (e) the consolidated cash flow for the nine months ended September 30, 2019 and 2018.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from VIEs for which we are not the primary beneficiary was $138 million and $131 million as of September 30, 2019 and December 31, 2018, respectively.

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

The new guidance provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. For certain property and information technology equipment leases, we have elected to separate payments for lease components from non-lease components. For all other leases, we have elected not to separate lease and non-lease components. We have elected the short-term lease recognition exemption for all leases that qualify, which means we will not recognize right-of-use assets or lease liabilities for these leases with a term of twelve months or less.

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

See Note 10 for additional information.

The cumulative effect of initially applying the new lease guidance to our consolidated financial statements on January 1, 2019 was as follows:

Consolidated Statement of Financial Position
(Millions of dollars)	Balance as of December 31, 2018	Cumulative Impact from Adopting New Lease Guidance	Balance as of January 1, 2019
Assets
Prepaid expenses and other current assets	$1,765	$(17)	$1,748
Property, plant and equipment - net	$13,574	$(26)	$13,548
Noncurrent deferred and refundable income taxes	$1,439	$(77)	$1,362
Other assets	$2,332	$713	$3,045

Liabilities
Accrued expenses	$3,573	$(27)	$3,546
Other current liabilities	$1,919	$209	$2,128
Long-term debt due after one year
Machinery, Energy & Transportation	$8,005	$(362)	$7,643
Other liabilities	$3,756	$538	$4,294

Shareholders’ equity
Profit employed in the business	$30,427	$235	$30,662

We adopted the following ASUs effective January 1, 2019, none of which had a material impact on our financial statements:

ASU	Description
2017-08	Premium amortization on purchased callable debt securities
2017-12	Derivatives and hedging - Targeted improvements
2018-02	Reclassification of certain tax effects from accumulated other comprehensive income

B. Accounting standards issued but not yet adopted

Credit losses (ASU 2016-13) – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures.  The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income.  We will adopt the new guidance effective January 1, 2020.  An implementation team is continuing to work on the design of new processes and controls as well as assessing the effects of the new guidance.  While we are still evaluating the impact of the new guidance, we do not expect a material impact to our financial statements.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

3.	Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. Wholesale inventory receivables are included in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,156 million and $7,743 million as of September 30, 2019 and December 31, 2018, respectively, and are recognized in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $670 million and $674 million as of September 30, 2019 and December 31, 2018, respectively, and are recognized in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Long-term customer advances recognized in Other Liabilities in the Consolidated Statement of Financial Position were $519 million and $437 million as of September 30, 2019 and December 31, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2019, we recognized $101 million and $976 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2019.

As of September 30, 2019, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $6.1 billion, of which $2.4 billion is expected to be completed and revenue recognized in the twelve months following September 30, 2019. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

Upon separation from service, if a participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a “Long Service Separation.” For PRSU awards granted prior to 2019, only a prorated number of shares may vest at the end of the performance period based upon achievement of the performance target, with the proration based upon the number of months of continuous employment during the three-year performance period. Award terms for the 2019 PRSU grant allow for continued vesting upon achievement of the performance target specified in the award document for employees who meet the criteria for a “Long Service Separation” and fulfill a requisite service period of six months. Compensation expense for the 2019 PRSU grant with respect to employees who have met the criteria for a “Long Service Separation” is recognized over the period from the grant date to the end of the six-month requisite service period. For employees who become eligible for a “Long Service Separation” subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from the grant date to the date eligibility is achieved.

We recognized pretax stock-based compensation expense of $57 million and $170 million for the three and nine months ended September 30, 2019, respectively, and $52 million and $164 million for the three and nine months ended September 30, 2018, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,499,524	$40.98	$138.35	1,605,220	$46.11	$150.90
RSUs	657,389	$138.35	$138.35	722,521	$150.64	$150.64
PRSUs	342,097	$138.35	$138.35	344,866	$150.93	$150.93

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2019 and 2018, respectively:

	Grant Year
	2019	2018
Weighted-average dividend yield	2.56%	2.70%
Weighted-average volatility	29.1%	30.2%
Range of volatilities	25.1-38.7%	21.5-33.0%
Range of risk-free interest rates	2.48-2.68%	2.02-2.87%
Weighted-average expected lives	7 years	8 years

As of September 30, 2019, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $201 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.6 years.

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

Our Machinery, Energy & Transportation operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of September 30, 2019, the maximum term of these outstanding contracts was approximately 51 months.

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

As of September 30, 2019, $10 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2019	December 31, 2018
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$23	$16
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(35)	(26)
Machinery, Energy & Transportation	Other liabilities	—	(9)
Financial Products	Receivables – trade and other	59	53
Financial Products	Long-term receivables – trade and other	59	35
Financial Products	Accrued expenses	(6)	(9)
Interest rate contracts
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	7	3
Financial Products	Accrued expenses	(61)	(40)
		$47	$24
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$2	$2
Machinery, Energy & Transportation	Accrued expenses	(1)	(21)
Financial Products	Receivables – trade and other	22	15
Financial Products	Long-term receivables – trade and other	6	5
Financial Products	Accrued expenses	(14)	(14)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	2	1
Machinery, Energy & Transportation	Accrued expenses	(9)	(31)
		$8	$(43)

The total notional amounts of the derivative instruments are as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018

Machinery, Energy & Transportation	$2,177	$1,834
Financial Products	$8,639	$10,210

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Cash Flow Hedges
	Three Months Ended September 30, 2019
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations containing hedging gains (losses)
Foreign exchange contracts
Machinery, Energy & Transportation	$(13)
		Sales of Machinery, Energy & Transportation	$3	$11,974
Financial Products	100
		Interest expense of Financial Products	9	$189
		Other income (expense)	89	$88
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	$103
Financial Products	(12)	Interest expense of Financial Products	(3)	$189
	$75		$96

	Three Months Ended September 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(15)	Other income (expense)	$(17)	$—
Financial Products	53	Other income (expense)	51	—
		Interest expense of Financial Products	5	—
Interest rate contracts
Financial Products	3	Interest expense of Financial Products	—	—
	$41		$39	$—

Cash Flow Hedges
	Nine Months Ended September 30, 2019
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations containing hedging gains (losses)
Foreign exchange contracts
Machinery, Energy & Transportation	$8
		Sales of Machinery, Energy & Transportation	$4	$38,369
		Cost of goods sold	(4)	$27,513
Financial Products	132
		Interest expense of Financial Products	23	$571
		Other income (expense)	91	$316
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	$309
Financial Products	(72)	Interest expense of Financial Products	(2)	$571
	$68		$109

	Nine Months Ended September 30, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(55)	Other income (expense)	$(12)	$—
Financial Products	143	Other income (expense)	141	—
		Interest expense of Financial Products	13	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	—
Financial Products	8	Interest expense of Financial Products	1	—
	$96		$141	$—

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(1)	$(5)
Financial Products	Other income (expense)	15	13
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(6)	(5)
		$8	$3

	Classification of Gains (Losses)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$12	$(43)
Financial Products	Other income (expense)	(24)	29
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	10	(5)
		$(2)	$(19)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2019 and December 31, 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

September 30, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$28	$—	$28	$(25)	$—	$3
Financial Products	153	—	153	(39)	—	114
Total	$181	$—	$181	$(64)	$—	$117

September 30, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(45)	$—	$(45)	$25	$—	$(20)
Financial Products	(81)	—	(81)	39	—	(42)
Total	$(126)	$—	$(126)	$64	$—	$(62)

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$19	$—	$19	$(19)	$—	$—
Financial Products	112	—	112	(34)	—	78
Total	$131	$—	$131	$(53)	$—	$78

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(87)	$—	$(87)	$19	$—	$(68)
Financial Products	(63)	—	(63)	34	—	(29)
Total	$(150)	$—	$(150)	$53	$—	$(97)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2019	December 31, 2018
Raw materials	$4,424	$4,477
Work-in-process	1,335	1,259
Finished goods	6,177	5,562
Supplies	244	231
Total inventories	$12,180	$11,529

During the third quarter of 2019, changes were made to the classification of inventories primarily related to purchased parts between Raw materials, Work-in-process and Finished goods. The prior year amounts have been retrospectively adjusted to conform to the current-year classification.

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2019
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,426	$(1,352)	$1,074
Intellectual property	12	1,500	(1,015)	485
Other	13	190	(119)	71
Total finite-lived intangible assets	14	$4,116	$(2,486)	$1,630

		December 31, 2018
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,463	$(1,249)	$1,214
Intellectual property	11	1,557	(965)	592
Other	13	199	(108)	91
Total finite-lived intangible assets	14	$4,219	$(2,322)	$1,897

Amortization expense for the three and nine months ended September 30, 2019 was $81 million and $244 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 was $82 million and $248 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2019	2020	2021	2022	2023	Thereafter
$80	$307	$289	$271	$214	$469

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2019 or 2018.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019 were as follows:

(Millions of dollars)	December 31, 2018	Other Adjustments [1]	September 30, 2019
Construction Industries
Goodwill	$304	$2	$306
Impairments	(22)	—	(22)
Net goodwill	282	2	284
Resource Industries
Goodwill	4,172	(50)	4,122
Impairments	(1,175)	—	(1,175)
Net goodwill	2,997	(50)	2,947
Energy & Transportation
Goodwill	2,882	(28)	2,854
All Other [2]
Goodwill	56	1	57
Consolidated total
Goodwill	7,414	(75)	7,339
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,217	$(75)	$6,142

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

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	September 30, 2019			December 31, 2018
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	47	1	48	42	—	42

Corporate bonds
Corporate bonds	823	17	840	735	(15)	720
Asset-backed securities	53	—	53	63	—	63

Mortgage-backed debt securities
U.S. governmental agency	326	5	331	301	(4)	297
Residential	6	—	6	7	—	7
Commercial	40	1	41	14	(1)	13
Total debt securities	$1,304	$24	$1,328	$1,171	$(20)	$1,151

Available-for-sale investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2019
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$33	$1	$29	$1	$62	$2
Total	$33	$1	$29	$1	$62	$2

	December 31, 2018
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$280	$3	$391	$11	$671	$14
Asset-backed securities	6	—	38	1	44	1
Mortgage-backed debt securities
U.S. governmental agency	52	—	223	5	275	5
Commercial	—	—	14	1	14	1
Total	$338	$3	$666	$18	$1,004	$21

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds. The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We do not consider these investments to be other-than-temporarily impaired as of September 30, 2019.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2019
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$74	$73
Due after one year through five years	703	716
Due after five years through ten years	137	142
Due after ten years	18	19
U.S. governmental agency mortgage-backed securities	326	331
Residential mortgage-backed securities	6	6
Commercial mortgage-backed securities	40	41
Total debt securities – available-for-sale	$1,304	$1,328

Sales of available-for-sale securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2019	2018	2019	2018
Proceeds from the sale of available-for-sale securities	$92	$41	$237	$181
Gross gains from the sale of available-for-sale securities	$—	$—	$1	$—
Gross losses from the sale of available-for-sale securities	$—	$—	$1	$—

For the three and nine months ended September 30, 2019, the net unrealized gains (losses) for equity securities held at September 30, 2019 were $2 million and $54 million, respectively. For the three and nine months ended September 30, 2018, the net unrealized gains (losses) for equity securities held at September 30, 2018 were $18 million and $20 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30		September 30		September 30
	2019	2018	2019	2018	2019	2018
For the three months ended:
Components of net periodic benefit cost:
Service cost	$29	$31	$20	$22	$19	$22
Interest cost	150	134	23	25	34	31
Expected return on plan assets	(180)	(202)	(37)	(55)	(4)	(9)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(9)
Net periodic benefit cost (benefit) [1]	$(1)	$(37)	$6	$(8)	$39	$35

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$86	$94	$61	$67	$60	$64
Interest cost	450	401	70	74	102	93
Expected return on plan assets	(540)	(607)	(112)	(167)	(14)	(25)
Amortization of prior service cost (credit)	—	—	—	—	(30)	(26)
Net periodic benefit cost (benefit) [1]	$(4)	$(112)	$19	$(26)	$118	$106

[1]
The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $1,573 million and $1,771 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2019, respectively. The 2019 contributions include a $1.5 billion discretionary U.S. pension plan contribution made in September 2019. We currently anticipate full-year 2019 contributions of approximately $1,830 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2019	2018	2019	2018
U.S. Plans	$68	$97	$298	$247
Non-U.S. Plans	22	21	64	64
	$90	$118	$362	$311

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

Our finance leases are not significant and therefore are not included in the following disclosures.

The components of lease costs were as follows:

(Millions of dollars)
	Three Months Ended September 30	Nine Months Ended September 30
	2019
Operating lease cost	$59	$177
Short-term lease cost	$11	$43

Operating lease right-of-use assets are recognized in Other assets in the Consolidated Statement of Financial Position. The operating lease liabilities are recognized in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	September 30, 2019	January 1, 2019
Operating Leases
Other assets	$632	$713
Other current liabilities	$178	$209
Other liabilities	$462	$511

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	2%	2%

Maturities of operating lease liabilities at September 30, 2019 and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

(Millions of dollars)	September 30, 2019
Amounts Due In
Remaining three months of 2019	$47
2020	165
2021	124
2022	77
2023	59
Thereafter	205
Total lease payments	677
Less: Imputed interest	(37)
Total	$640

December 31, 2018
Amounts Due In
2019	$205
2020	154
2021	111
2022	67
2023	50
Thereafter	185
Total	$772

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
Nine Months Ended September 30
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$170
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$87

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

The residual values for Cat Financial’s leased assets, which are an estimate of the market value of leased equipment at the end of the lease term, are based on an analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action. At the inception of the lease, residual values are estimated with consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities, past remarketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Cat Financial’s sales staff work closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.
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

Contractual maturities of finance lease receivables (sales-type and direct finance leases) were as follows:

(Millions of dollars)	September 30, 2019
Amounts Due In	Retail Leases [1]	Wholesale Leases [2]	Total
Remaining three months of 2019	$889	$30	$919
2020	2,798	59	2,857
2021	1,733	43	1,776
2022	857	27	884
2023	366	17	383
Thereafter	176	25	201
Total	6,819	201	7,020
Guaranteed residual value	375	49	424
Unguaranteed residual value	793	37	830
Less: Unearned income	(650)	(34)	(684)
Total	$7,337	$253	$7,590

	December 31, 2018
Amounts Due In	Retail Leases [1]	Wholesale Leases [2]	Total
2019	$2,981	$70	$3,051
2020	2,026	48	2,074
2021	1,073	30	1,103
2022	453	16	469
2023	166	6	172
Thereafter	56	3	59
Total	6,755	173	6,928
Guaranteed residual value	392	66	458
Unguaranteed residual value	822	35	857
Less: Unearned income	(628)	(16)	(644)
Total	$7,341	$258	$7,599

[1] Included in Receivables - finance and Long-term receivables - finance on the Consolidated Statement of Financial Position.
[2] Included in Receivables - trade and other and Long-term receivables - trade and other in the Consolidated Statement of Financial Position. Wholesale lease receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s lease of inventory.

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

The carrying amount of equipment leased to others, included in Property, plant and equipment - net in the Consolidated Statement of Financial Position, under operating leases was as follows:

(Millions of dollars)
	September 30, 2019	December 31, 2018
Equipment leased to others - at original cost	$6,313	$6,015
Less: Accumulated depreciation	(2,021)	(1,744)
Equipment leased to others - net	$4,292	$4,271

Payments due for operating leases at September 30, 2019 and scheduled minimum rental payments for operating leases at December 31, 2018 were as follows:

(Millions of dollars)

September 30, 2019

Remaining Three Months of 2019	2020	2021	2022	2023	Thereafter	Total
$276	$827	$486	$250	$117	$111	$2,067

December 31, 2018

2019	2020	2021	2022	2023	Thereafter	Total
$896	$574	$314	$158	$71	$69	$2,082

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended September 30	Nine Months Ended September 30
	2019
Finance lease revenue	$136	$390
Operating lease revenue	317	941
Total	$453	$1,331

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

Supplier consortium performance guarantees
We have provided guarantees to a customer in Brazil and a customer in Europe related to the performance of contractual obligations by supplier consortiums to which our Caterpillar subsidiaries are members. The guarantees cover potential damages incurred by the customers resulting from the supplier consortiums’ non-performance. The damages are capped except for failure of the consortiums to meet certain obligations outlined in the contract in the normal course of business. The guarantee for the customer in Europe will expire when the supplier consortium performs all of its contractual obligations, which are expected to be completed in 2022. The agreement with the customer in Brazil was terminated during the second quarter of 2019. No payments were made under the guarantee.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2019 and December 31, 2018, the related liability was $6 million and $8 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018
Caterpillar dealer performance guarantees	$1,275	$1,244
Customer loan guarantees	11	31
Supplier consortium performance guarantees	239	527
Third party logistics business lease guarantees	54	60
Other guarantees	130	116
Total guarantees	$1,709	$1,978

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2019 and December 31, 2018, the SPC’s assets of $1,387 million and $1,149 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,386 million and $1,148 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2019
Warranty liability, January 1	$1,391
Reduction in liability (payments)	(667)
Increase in liability (new warranties)	759
Warranty liability, September 30	$1,483

(Millions of dollars)	2018
Warranty liability, January 1	$1,419
Reduction in liability (payments)	(783)
Increase in liability (new warranties)	755
Warranty liability, December 31	$1,391

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2019	2018	2019	2018
Profit for the period (A) [1]	$1,494	$1,727	$4,995	$5,099
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	556.3	592.1	565.2	595.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.9	7.3	5.6	8.5
Average common shares outstanding for fully diluted computation (C) [2]	561.2	599.4	570.8	603.8
Profit per share of common stock:
Assuming no dilution (A/B)	$2.69	$2.92	$8.84	$8.57
Assuming full dilution (A/C) [2]	$2.66	$2.88	$8.75	$8.45
Shares outstanding as of September 30 (in millions)			552.7	590.1

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

Stock options to purchase 2,962,190 and 1,471,071 common shares were outstanding for the three and nine months ended September 30, 2019 and 2018, respectively. These stock options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of September 30, 2019, approximately $6.7 billion remained available under the 2018 Authorization.

For the three and nine months ended September 30, 2019, we repurchased 10.3 million and 25.8 million shares of our common stock, respectively, at an aggregate cost of $1.3 billion and $3.3 billion, respectively. These purchases were made through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions. For the three and nine months ended September 30, 2018, we repurchased 4.8 million and 12.8 million shares of our common stock, respectively, at an aggregate cost of $750 million and $2.0 billion, respectively.

13.                         Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2019
Balance at June 30, 2019	$(1,426)	$17	$(105)	$15	$(1,499)
Other comprehensive income (loss) before reclassifications	(263)	—	59	4	(200)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(8)	(76)	—	(84)
Other comprehensive income (loss)	(263)	(8)	(17)	4	(284)
Balance at September 30, 2019	$(1,689)	$9	$(122)	$19	$(1,783)

Three Months Ended September 30, 2018
Balance at June 30, 2018	$(1,432)	$30	$(78)	$(16)	$(1,496)
Other comprehensive income (loss) before reclassifications	(65)	—	32	(1)	(34)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(31)	—	(38)
Other comprehensive income (loss)	(65)	(7)	1	(1)	(72)
Balance at September 30, 2018	$(1,497)	$23	$(77)	$(17)	$(1,568)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)
Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income [1]	98	19	(9)	—	108
Balance at January 1, 2019	(1,503)	31	(89)	(15)	(1,576)
Other comprehensive income (loss) before reclassifications	(186)	—	53	34	(99)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(22)	(86)	—	(108)
Other comprehensive income (loss)	(186)	(22)	(33)	34	(207)
Balance at September 30, 2019	$(1,689)	$9	$(122)	$19	$(1,783)

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	(293)	(2)	73	(14)	(236)
Amounts reclassified from accumulated other comprehensive (income) loss	$1	$(21)	$(109)	$—	$(129)
Other comprehensive income (loss)	$(292)	$(23)	$(36)	$(14)	$(365)
Balance at September 30, 2018	$(1,497)	$23	$(77)	$(17)	$(1,568)
[1] See Note 2 for additional information.

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2019	2018

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$10	$9
Tax (provision) benefit		(2)	(2)
Reclassifications net of tax		$8	$7

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$3	$—
Foreign exchange contracts	Other income (expense)	89	34
Foreign exchange contracts	Interest expense of Financial Products	9	5
Interest rate contracts	Interest expense excluding Financial Products	(2)	—
Interest rate contracts	Interest expense of Financial Products	(3)	—
Reclassifications before tax		96	39
Tax (provision) benefit		(20)	(8)
Reclassifications net of tax		$76	$31

Total reclassifications from Accumulated other comprehensive income (loss)		$84	$38

		Nine Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2019	2018

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$—	$(1)
Reclassifications net of tax		$—	$(1)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$30	$26
Tax (provision) benefit		(8)	(5)
Reclassifications net of tax		$22	$21

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$4	$—
Foreign exchange contracts	Cost of goods sold	(4)	—
Foreign exchange contracts	Other income (expense)	91	129
Foreign exchange contracts	Interest expense of Financial Products	23	13
Interest rate contracts	Interest expense excluding Financial Products	(3)	(2)
Interest rate contracts	Interest expense of Financial Products	(2)	1
Reclassifications before tax		109	141
Tax (provision) benefit		(23)	(32)
Reclassifications net of tax		$86	$109

Total reclassifications from Accumulated other comprehensive income (loss)		$108	$129

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

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda (CBL). The publication of the Technical Opinion opened CADE’s official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against one current employee of MGE and two former employees of MGE involving the same conduct alleged by CADE. On July 8, 2019, CADE found MGE, one of its current employees and two of its former employees liable for anticompetitive conduct. CBL was dismissed from the proceeding without any finding of liability. MGE intends to appeal CADE’s findings. We currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

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

15.                              Income taxes

The provision for income taxes for the first nine months of 2019 reflected an estimated annual tax rate of 26 percent, compared with 24 percent for the first nine months of 2018, excluding the discrete items discussed in the following paragraph. The increase was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end. These provisions did not apply to these subsidiaries in 2018.

As a result of final regulations received in 2019 providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform, we recorded a discrete tax benefit of $178 million in the first nine months of 2019 to adjust unrecognized tax benefits. In addition, a discrete tax benefit of $28 million was recorded in the first nine months of 2019, compared with $52 million for the first nine months of 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

The provision for income taxes for the first nine months of 2018 also included:

•
a $154 million benefit to revise the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in 2018 which was treated as deductible on the 2017 U.S. tax return.

•
a $59 million charge to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. Management has concluded that the error was not material to any period presented.

•	a $25 million benefit for the release of a valuation allowance against the deferred tax assets of a non-U.S. subsidiary.

On January 31, 2018, we received a Revenue Agent’s Report from the Internal Revenue Service (IRS) indicating the end of the field examination of our U.S. income tax returns for 2010 to 2012. In the audits of 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by Caterpillar SARL (CSARL), based on the IRS examination team’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. income tax returns on this same basis for years after 2012. Based on the information currently available, we do not anticipate a significant change to our unrecognized tax benefits for this position within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Reportable Segments
Three Months Ended September 30
(Millions of dollars)
	2019
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$5,275		$14	$5,289	$80	$940	$5,226	$48
Resource Industries	2,179		132	2,311	106	311	6,396	31
Energy & Transportation	4,562		890	5,452	158	1,021	8,779	150
Machinery, Energy & Transportation	12,016		1,036	13,052	344	2,272	20,401	229
Financial Products Segment	865	[1]	—	865	209	218	35,993	388
Total	$12,881		$1,036	$13,917	$553	$2,490	$56,394	$617

	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,654		$29	$5,683	$93	$1,058	$4,902	$58
Resource Industries	2,538		100	2,638	115	414	6,442	49
Energy & Transportation	4,577		978	5,555	159	973	8,386	161
Machinery, Energy & Transportation	12,769		1,107	13,876	367	2,445	19,730	268
Financial Products Segment	845	[1]	—	845	212	201	36,002	298
Total	$13,614		$1,107	$14,721	$579	$2,646	$55,732	$566

1 Includes revenues from Machinery, Energy & Transportation of $131 million and $122 million in the three months ended September 30, 2019 and 2018, respectively.

Reportable Segments
Nine Months Ended September 30
(Millions of dollars)
	2019
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$17,573		$56	$17,629	$241	$3,272	$5,226	$117
Resource Industries	7,537		344	7,881	315	1,368	6,396	91
Energy & Transportation	13,319		2,829	16,148	465	2,745	8,779	366
Machinery, Energy & Transportation	38,429		3,229	41,658	1,021	7,385	20,401	574
Financial Products Segment	2,588	[1]	—	2,588	622	622	35,993	1,093
Total	$41,017		$3,229	$44,246	$1,643	$8,007	$56,394	$1,667

	2018
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$17,450		$82	$17,532	$272	$3,329	$4,902	$162
Resource Industries	7,177		296	7,473	346	1,203	6,442	111
Energy & Transportation	13,567		2,931	16,498	474	2,859	8,386	463
Machinery, Energy & Transportation	38,194		3,309	41,503	1,092	7,391	19,730	736
Financial Products Segment	2,467	[1]	—	2,467	627	476	36,002	1,192
Total	$40,661		$3,309	$43,970	$1,719	$7,867	$55,732	$1,928

1 Includes revenues from Machinery, Energy & Transportation of $398 million and $345 million in the nine months ended September 30, 2019 and 2018, respectively.

For the three and nine months ending September 30, 2019 and 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Three Months Ended September 30, 2019
Construction Industries	$2,728	$413	$1,048	$1,086	$5,275
Resource Industries	789	349	396	645	2,179
Energy & Transportation	2,129	378	1,224	831	4,562
All Other operating segment	1	6	8	12	27
Corporate Items and Eliminations	(62)	1	(7)	(1)	(69)
Machinery, Energy & Transportation Sales	5,585	1,147	2,669	2,573	11,974

Financial Products Segment	560	79	102	124	865	[1]
Corporate Items and Eliminations	(43)	(15)	(8)	(15)	(81)
Financial Products Revenues	517	64	94	109	784

Consolidated Sales and Revenues	$6,102	$1,211	$2,763	$2,682	$12,758

Three Months Ended September 30, 2018
Construction Industries	$2,646	$369	$1,109	$1,530	$5,654
Resource Industries	849	427	574	688	2,538
Energy & Transportation	2,309	330	1,180	758	4,577
All Other operating segment	15	—	4	18	37
Corporate Items and Eliminations	(40)	1	(5)	1	(43)
Machinery, Energy & Transportation Sales	5,779	1,127	2,862	2,995	12,763

Financial Products Segment	559	68	101	117	845	[1]
Corporate Items and Eliminations	(62)	(12)	(6)	(18)	(98)
Financial Products Revenues	497	56	95	99	747

Consolidated Sales and Revenues	$6,276	$1,183	$2,957	$3,094	$13,510

1 Includes revenues from Machinery, Energy & Transportation of $131 million and $122 million in the three months ended September 30, 2019 and 2018, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Nine Months Ended September 30, 2019
Construction Industries	$9,206	$1,124	$3,162	$4,081	$17,573
Resource Industries	2,798	1,220	1,310	2,209	7,537
Energy & Transportation	6,577	1,035	3,416	2,291	13,319
All Other operating segment	23	7	23	45	98
Corporate Items and Eliminations	(142)	—	(15)	(1)	(158)
Machinery, Energy & Transportation Sales	18,462	3,386	7,896	8,625	38,369

Financial Products Segment	1,681	225	306	376	2,588	[1]
Corporate Items and Eliminations	(184)	(37)	(26)	(54)	(301)
Financial Products Revenues	1,497	188	280	322	2,287

Consolidated Sales and Revenues	$19,959	$3,574	$8,176	$8,947	$40,656

Nine Months Ended September 30, 2018
Construction Industries	$8,005	$1,105	$3,347	$4,993	$17,450
Resource Industries	2,451	1,181	1,663	1,882	7,177
Energy & Transportation	7,116	897	3,425	2,129	13,567
All Other operating segment	47	1	12	55	115
Corporate Items and Eliminations	(108)	(1)	(8)	—	(117)
Machinery, Energy & Transportation Sales	17,511	3,183	8,439	9,059	38,192

Financial Products Segment	1,608	213	303	343	2,467	[1]
Corporate Items and Eliminations	(168)	(36)	(18)	(57)	(279)
Financial Products Revenues	1,440	177	285	286	2,188

Consolidated Sales and Revenues	$18,951	$3,360	$8,724	$9,345	$40,380

1 Includes revenues from Machinery, Energy & Transportation of $398 million and $345 million in the nine months ended September 30, 2019 and 2018, respectively.

For the three and nine months ending September 30, 2019 and 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30
(Millions of dollars)	2019	2018
Oil and gas	$1,246	$1,362
Power generation	1,123	1,102
Industrial	980	863
Transportation	1,213	1,250
Energy & Transportation External Sales	$4,562	$4,577

	Nine Months Ended September 30
	2019	2018
Oil and gas	$3,682	$4,044
Power generation	3,180	3,063
Industrial	2,841	2,738
Transportation	3,616	3,722
Energy & Transportation External Sales	$13,319	$13,567

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2019
Total profit from reportable segments	$2,272	$218	$2,490
All Other operating segment	(21)	—	(21)
Cost centers	(9)	—	(9)
Corporate costs	(168)	1	(167)
Timing	6	—	6
Restructuring costs	(20)	—	(20)
Methodology differences:
Inventory/cost of sales	25	—	25
Postretirement benefit expense	19	—	19
Stock-based compensation expense	(55)	(2)	(57)
Financing costs	(58)	—	(58)
Currency	(62)	—	(62)
Other income/expense methodology differences	(124)	—	(124)
Other methodology differences	(47)	30	(17)
Total consolidated profit before taxes	$1,758	$247	$2,005

Three Months Ended September 30, 2018
Total profit from reportable segments	$2,445	$201	$2,646
All Other operating segment	(10)	—	(10)
Cost centers	29	—	29
Corporate costs	(134)	—	(134)
Timing	(18)	—	(18)
Restructuring costs	(96)	(14)	(110)
Methodology differences:
Inventory/cost of sales	(20)	—	(20)
Postretirement benefit expense	58	—	58
Stock-based compensation expense	(50)	(2)	(52)
Financing costs	(56)	—	(56)
Currency	(96)	—	(96)
Other income/expense methodology differences	(88)	—	(88)
Other methodology differences	(19)	5	(14)
Total consolidated profit before taxes	$1,945	$190	$2,135

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2019
Total profit from reportable segments	$7,385	$622	$8,007
All Other operating segment	15	—	15
Cost centers	32	—	32
Corporate costs	(487)	(5)	(492)
Timing	(118)	—	(118)
Restructuring costs	(131)	(31)	(162)
Methodology differences:
Inventory/cost of sales	24	—	24
Postretirement benefit expense	4	—	4
Stock-based compensation expense	(164)	(6)	(170)
Financing costs	(173)	—	(173)
Currency	(110)	—	(110)
Other income/expense methodology differences	(374)	—	(374)
Other methodology differences	(71)	35	(36)
Total consolidated profit before taxes	$5,832	$615	$6,447

Nine Months Ended September 30, 2018
Total profit from reportable segments	$7,391	$476	$7,867
All Other operating segment	70	—	70
Cost centers	55	—	55
Corporate costs	(480)	—	(480)
Timing	(168)	—	(168)
Restructuring costs	(278)	(15)	(293)
Methodology differences:
Inventory/cost of sales	3	—	3
Postretirement benefit expense	227	—	227
Stock-based compensation expense	(158)	(6)	(164)
Financing costs	(203)	—	(203)
Currency	(145)	—	(145)
Other income/expense methodology differences	(261)	—	(261)
Other methodology differences	(61)	8	(53)
Total consolidated profit before taxes	$5,992	$463	$6,455

Reconciliation of Restructuring costs:

As noted above, certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments’ results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended September 30, 2019
Construction Industries	$940	$—	$940
Resource Industries	311	(11)	300
Energy & Transportation	1,021	(7)	1,014
Financial Products Segment	218	—	218
All Other operating segment	(21)	(2)	(23)
Total	$2,469	$(20)	$2,449

Three Months Ended September 30, 2018
Construction Industries	$1,058	$(19)	$1,039
Resource Industries	414	(53)	361
Energy & Transportation	973	(31)	942
Financial Products Segment	201	—	201
All Other operating segment	(10)	(4)	(14)
Total	$2,636	$(107)	$2,529

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Nine Months Ended September 30, 2019
Construction Industries	$3,272	$(54)	$3,218
Resource Industries	1,368	(40)	1,328
Energy & Transportation	2,745	(59)	2,686
Financial Products Segment	622	—	622
All Other operating segment	15	(8)	7
Total	$8,022	$(161)	$7,861

Nine Months Ended September 30, 2018
Construction Industries	$3,329	$(62)	$3,267
Resource Industries	1,203	(149)	1,054
Energy & Transportation	2,859	(60)	2,799
Financial Products Segment	476	(1)	475
All Other operating segment	70	(13)	57
Total	$7,937	$(285)	$7,652

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2019
Total assets from reportable segments	$20,401	$35,993	$—	$56,394
All Other operating segment	1,321	—	—	1,321
Items not included in segment assets:
Cash and short-term investments	6,380	—	—	6,380
Intercompany receivables	919	—	(919)	—
Investment in Financial Products	3,968	—	(3,968)	—
Deferred income taxes	1,927	—	(673)	1,254
Goodwill and intangible assets	4,361	—	—	4,361
Property, plant and equipment – net and other assets	2,213	—	—	2,213
Inventory methodology differences	(2,415)	—	—	(2,415)
Liabilities included in segment assets	9,025	—	—	9,025
Other	(471)	76	(145)	(540)
Total assets	$47,629	$36,069	$(5,705)	$77,993

December 31, 2018
Total assets from reportable segments	$19,730	$36,002	$—	$55,732
All Other operating segment	1,279	—	—	1,279
Items not included in segment assets:
Cash and short-term investments	6,968	—	—	6,968
Intercompany receivables	1,633	—	(1,633)	—
Investment in Financial Products	3,672	—	(3,672)	—
Deferred income taxes	2,015	—	(692)	1,323
Goodwill and intangible assets	4,279	—	—	4,279
Property, plant and equipment – net and other assets	1,802	—	—	1,802
Inventory methodology differences	(2,503)	—	—	(2,503)
Liabilities included in segment assets	9,766	—	—	9,766
Other	(166)	66	(37)	(137)
Total assets	$48,475	$36,068	$(6,034)	$78,509

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended September 30, 2019
Total depreciation and amortization from reportable segments	$344	$209	$553
Items not included in segment depreciation and amortization:
All Other operating segment	53	—	53
Cost centers	35	—	35
Other	(4)	8	4
Total depreciation and amortization	$428	$217	$645

Three Months Ended September 30, 2018
Total depreciation and amortization from reportable segments	$367	$212	$579
Items not included in segment depreciation and amortization:
All Other operating segment	55	—	55
Cost centers	33	—	33
Other	22	9	31
Total depreciation and amortization	$477	$221	$698

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Nine Months Ended September 30, 2019
Total depreciation and amortization from reportable segments	$1,021	$622	$1,643
Items not included in segment depreciation and amortization:	0	0
All Other operating segment	158	—	158
Cost centers	100	—	100
Other	4	28	32
Total depreciation and amortization	$1,283	$650	$1,933

Nine Months Ended September 30, 2018
Total depreciation and amortization from reportable segments	$1,092	$627	$1,719
Items not included in segment depreciation and amortization:
All Other operating segment	170	—	170
Cost centers	96	—	96
Other	52	28	80
Total depreciation and amortization	$1,410	$655	$2,065

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2019
Total capital expenditures from reportable segments	$229	$388	$—	$617
Items not included in segment capital expenditures:
All Other operating segment	34	—	—	34
Cost centers	22	—	—	22
Timing	(21)	—	—	(21)
Other	(26)	41	(36)	(21)
Total capital expenditures	$238	$429	$(36)	$631

Three Months Ended September 30, 2018
Total capital expenditures from reportable segments	$268	$298	$—	$566
Items not included in segment capital expenditures:
All Other operating segment	63	—	—	63
Cost centers	30	—	—	30
Timing	(5)	—	—	(5)
Other	(65)	45	(33)	(53)
Total capital expenditures	$291	$343	$(33)	$601

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2019
Total capital expenditures from reportable segments	$574	$1,093	$—	$1,667
Items not included in segment capital expenditures:
All Other operating segment	69	—	—	69
Cost centers	71	—	—	71
Timing	108	—	—	108
Other	(92)	72	(39)	(59)
Total capital expenditures	$730	$1,165	$(39)	$1,856

Nine Months Ended September 30, 2018
Total capital expenditures from reportable segments	$736	$1,192	$—	$1,928
Items not included in segment capital expenditures:
All Other operating segment	101	—	—	101
Cost centers	70	—	—	70
Timing	152	—	—	152
Other	(214)	165	(73)	(122)
Total capital expenditures	$845	$1,357	$(73)	$2,129

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2019
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$486	$21	$507
Receivables written off	(238)	—	(238)
Recoveries on receivables previously written off	31	—	31
Provision for credit losses	120	24	144
Other	(14)	—	(14)
Balance at end of period	$385	$45	$430

Individually evaluated for impairment	$182	$39	$221
Collectively evaluated for impairment	203	6	209
Ending Balance	$385	$45	$430

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$665	$78	$743
Collectively evaluated for impairment	17,622	3,656	21,278
Ending Balance	$18,287	$3,734	$22,021

(Millions of dollars)	December 31, 2018
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$353	$9	$362
Receivables written off	(235)	—	(235)
Recoveries on receivables previously written off	46	—	46
Provision for credit losses	337	12	349
Other	(15)	—	(15)
Balance at end of year	$486	$21	$507

Individually evaluated for impairment	$288	$14	$302
Collectively evaluated for impairment	198	7	205
Ending Balance	$486	$21	$507

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$858	$78	$936
Collectively evaluated for impairment	18,152	3,338	21,490
Ending Balance	$19,010	$3,416	$22,426

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

	September 30, 2019
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$73	$16	$48	$137	$7,773	$7,910	$15
EAME	33	10	136	179	2,853	3,032	4
Asia Pacific	36	21	24	81	2,437	2,518	6
Mining	1	24	19	44	1,810	1,854	—
Latin America	43	29	93	165	1,110	1,275	1
Caterpillar Power Finance	1	1	241	243	1,455	1,698	14
Dealer
North America	—	—	—	—	2,109	2,109	—
EAME	—	—	—	—	346	346	—
Asia Pacific	—	—	—	—	434	434	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	81	81	759	840	—
Caterpillar Power Finance	—	—	—	—	1	1	—
Total	$187	$101	$642	$930	$21,091	$22,021	$40

	December 31, 2018
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Recorded Investment in Finance Receivables	91+ Still Accruing
Customer
North America	$65	$18	$84	$167	$7,825	$7,992	$14
EAME	19	9	153	181	2,850	3,031	5
Asia Pacific	24	9	8	41	2,409	2,450	5
Mining	28	1	9	38	1,642	1,680	—
Latin America	38	29	71	138	1,421	1,559	—
Caterpillar Power Finance	10	1	384	395	1,903	2,298	—
Dealer
North America	—	—	—	—	1,895	1,895	—
EAME	—	—	—	—	333	333	—
Asia Pacific	—	—	—	—	466	466	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	638	716	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$184	$67	$787	$1,038	$21,388	$22,426	$24

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were $78 million of impaired finance receivables with a related allowance of $39 million and $14 million as of September 30, 2019 and December 31, 2018, respectively, for the Dealer portfolio segment, all of which was in Latin America.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowance for the Customer portfolio segment were as follows:

	September 30, 2019			December 31, 2018
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$9	$9	$—	$10	$10	$—
EAME	—	—	—	1	1	—
Asia Pacific	—	—	—	—	—	—
Mining	23	23	—	33	33	—
Latin America	25	25	—	29	29	—
Caterpillar Power Finance	71	113	—	69	83	—
Total	$128	$170	$—	$142	$156	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$31	$30	$9	$40	$41	$14
EAME	60	60	27	92	92	57
Asia Pacific	10	10	4	4	4	2
Mining	61	59	18	56	55	26
Latin America	66	64	22	75	75	25
Caterpillar Power Finance	309	322	102	449	455	164
Total	$537	$545	$182	$716	$722	$288

Total Impaired Finance Receivables
North America	$40	$39	$9	$50	$51	$14
EAME	60	60	27	93	93	57
Asia Pacific	10	10	4	4	4	2
Mining	84	82	18	89	88	26
Latin America	91	89	22	104	104	25
Caterpillar Power Finance	380	435	102	518	538	164
Total	$665	$715	$182	$858	$878	$288

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$—	$19	$—
EAME	15	—	4	—
Asia Pacific	—	—	29	1
Mining	26	—	35	—
Latin America	22	—	37	1
Caterpillar Power Finance	57	1	94	2
Total	$130	$1	$218	$4

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$—	$47	$—
EAME	80	1	59	—
Asia Pacific	12	1	2	—
Mining	65	1	60	1
Latin America	69	1	51	1
Caterpillar Power Finance	376	1	374	4
Total	$632	$5	$593	$6

Total Impaired Finance Receivables
North America	$40	$—	$66	$—
EAME	95	1	63	—
Asia Pacific	12	1	31	1
Mining	91	1	95	1
Latin America	91	1	88	2
Caterpillar Power Finance	433	2	468	6
Total	$762	$6	$811	$10

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
Customer
North America	$10	$—	$17	$1
EAME	7	—	17	—
Asia Pacific	—	—	30	2
Mining	29	1	65	2
Latin America	22	1	41	2
Caterpillar Power Finance	53	2	149	5
Total	$121	$4	$319	$12

Impaired Finance Receivables With An Allowance Recorded
Customer
North America	$36	$1	$51	$1
EAME	88	2	41	1
Asia Pacific	9	1	4	—
Mining	49	2	43	2
Latin America	73	4	69	3
Caterpillar Power Finance	422	8	364	8
Total	$677	$18	$572	$15

Total Impaired Finance Receivables
Customer
North America	$46	$1	$68	$2
EAME	95	2	58	1
Asia Pacific	9	1	34	2
Mining	78	3	108	4
Latin America	95	5	110	5
Caterpillar Power Finance	475	10	513	13
Total	$798	$22	$891	$27

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

As of September 30, 2019 and December 31, 2018, there were $81 million and $78 million, respectively, in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America. The recorded investment in customer finance receivables on non-accrual status was as follows:

(Millions of dollars)	September 30, 2019	December 31, 2018
North America	$38	$77
EAME	168	154
Asia Pacific	19	4
Mining	44	50
Latin America	103	106
Caterpillar Power Finance	372	416
Total	$744	$807

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

As of September 30, 2019 and December 31, 2018, there were no additional funds committed to lend to a borrower whose terms have been modified in a TDR.

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2019 or 2018 for the Dealer portfolio segment. Cat Financial’s investment in finance receivables in the Customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Millions of dollars)	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	4	$—	$—	4	$—	$—
Caterpillar Power Finance	4	56	55	2	40	40
Total	8	$56	$55	6	$40	$40

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	12	$5	$4	34	$13	$13
EAME	21	21	17	—	—	—
Mining	1	6	6	1	29	29
Latin America	4	2	2	1	3	3
Caterpillar Power Finance	19	154	152	7	93	60
Total	57	$188	$181	43	$138	$105

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(Millions of dollars)	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	—	$—	7	$9
Latin America	—	—	1	—
Caterpillar Power Finance	—	—	3	33
Total	—	$—	11	$42

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	—	$—	10	$10
Latin America	—	—	3	1
Caterpillar Power Finance	—	—	3	33
Total	—	$—	16	$44

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2019 and December 31, 2018 are summarized below:

	September 30, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	48	—	—	48
Corporate bonds
Corporate bonds	—	840	—	—	840
Asset-backed securities	—	53	—	—	53
Mortgage-backed debt securities
U.S. governmental agency	—	331	—	—	331
Residential	—	6	—	—	6
Commercial	—	41	—	—	41
Total debt securities	9	1,319	—	—	1,328
Equity securities
Large capitalization value	310	—	—	—	310
Smaller company growth	47	—	8	—	55
REIT	—	—	—	124	124
Total equity securities	357	—	8	124	489
Derivative financial instruments, net	—	55	—	—	55
Total assets	$366	$1,374	$8	$124	$1,872

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	42	—	—	42
Corporate bonds
Corporate bonds	—	720	—	—	720
Asset-backed securities	—	63	—	—	63
Mortgage-backed debt securities
U.S. governmental agency	—	297	—	—	297
Residential	—	7	—	—	7
Commercial	—	13	—	—	13
Total debt securities	9	1,142	—	—	1,151
Equity securities
Large capitalization value	260	—	—	—	260
Smaller company growth	46	—	—	—	46
REIT	—	—	—	119	119
Total equity securities	306	—	—	119	425
Total assets	$315	$1,142	$—	$119	$1,576
Liabilities
Derivative financial instruments, net	$—	$19	$—	$—	$19
Total liabilities	$—	$19	$—	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $373 million and $469 million as of September 30, 2019 and December 31, 2018, respectively.

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

Please refer to the table below for the fair values of our financial instruments.

	Fair Value of Financial Instruments
	September 30, 2019		December 31, 2018
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,906	$7,906	$7,857	$7,857	1
Restricted cash and short-term investments	$30	$30	$33	$33	1
Investments in debt and equity securities	$1,817	$1,817	$1,576	$1,576	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$14,218	$14,351	$14,714	$14,798	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	$1,118	$1,090	$1,050	$1,025	3
Foreign currency contracts – net	$116	$116	$47	$47	2	Note 5

Liabilities
Short-term borrowings	$4,268	$4,268	$5,723	$5,723	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$9,159	$11,412	$8,015	$9,046	2
Financial Products	$24,479	$24,798	$22,815	$22,684	2
Interest rate contracts – net	$54	$54	$36	$36	2	Note 5
Commodity contracts – net	$7	$7	$30	$30	2	Note 5
Guarantees	$6	$6	$8	$8	3	Note 11

[1]	Represents finance leases and failed sales leasebacks of $7,668 million at September 30, 2019 and finance leases of $7,463 million at December 31, 2018, respectively.

19.                         Other income (expense)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2019	2018	2019	2018
Investment and interest income	$50	$59	$156	$139
Foreign exchange gains (losses) [1]	(5)	(81)	(34)	(160)
License fee income	31	29	87	96
Net periodic pension and OPEB income (cost), excluding service cost	24	85	74	257
Gains (losses) on securities	2	13	55	18
Miscellaneous income (loss)	(14)	(3)	(22)	—
Total	$88	$102	$316	$350
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

Restructuring costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2019	2018
Employee separations [1]	$8	$44
Long-lived asset impairments [1]	3	18
Other [2]	13	48
Total restructuring costs	$24	$110

	Nine Months Ended September 30
	2019	2018
Employee separations [1]	$33	$121
Long-lived asset impairments [1]	39	49
Other [2]	110	123
Total restructuring costs	$182	$293

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management costs, accelerated depreciation, building demolition and equipment relocation, all of which are primarily included in Cost of goods sold.

For the nine months ended September 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation. For the nine months ended September 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 16 for more information.

The following table summarizes the 2018 and 2019 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	85
Increase in liability (separation charges)	33
Reduction in liability (payments)	(73)
Liability balance at September 30, 2019	$45

Most of the liability balance at September 30, 2019 is expected to be paid in 2019 and 2020.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the United States, additional involuntary programs throughout the company and manufacturing facility consolidations and closures that occurred through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure. In the first nine months of 2019, we incurred $30 million of restructuring costs related to the Plan. Total restructuring costs incurred since the inception of the Plan were $1,818 million. The remaining costs of approximately $20 million related to the Plan are expected to be recognized in 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Third-quarter 2019 sales and revenues were $12.758 billion, a decrease of $752 million, or 6 percent, compared with $13.510 billion in the third quarter of 2018. The decline was due to lower sales volume driven by the unfavorable impact from changes in dealer inventories, partially offset by higher end-user demand across the three primary segments. Dealers decreased machine and engine inventories about $400 million during the third quarter of 2019, compared with an increase of about $800 million during the third quarter of 2018. Sales decreased across the three primary segments and in all regions except for Latin America, which was about flat. Unfavorable currency impacts were offset by favorable price realization and higher Financial Products’ revenues.
Third-quarter 2019 profit per share was $2.66, a decrease of $0.22, or 8 percent, compared with $2.88 profit per share in the third quarter of 2018. Profit was $1.494 billion in the third quarter of 2019, a decrease of $233 million, or 13 percent, compared with $1.727 billion in the third quarter of 2018. The decrease was primarily due to lower sales volume. This decrease was partially offset by favorable price realization and lower selling, general and administrative (SG&A) and research and development (R&D) expenses. Lower SG&A/R&D expenses were mostly due to a reduction in short-term incentive compensation expense. In addition, the favorable impact of Financial Products’ profit and favorable other operating (income) expense were mostly offset by higher manufacturing costs and unfavorable currency impacts. Favorable price continued to offset manufacturing costs in the quarter.
Sales and revenues for the nine months ended September 30, 2019, were $40.656 billion, an increase of $276 million, or 1 percent, from $40.380 billion for the nine months ended September 30, 2018. Profit per share for the nine months ended September 30, 2019, was $8.75, an increase of $0.30, or 4 percent, from $8.45 for the same period last year. Profit was $4.995 billion for the nine months ended September 30, 2019, down $104 million, or 2 percent, from $5.099 billion for the nine months ended September 30, 2018.
Highlights for the third quarter of 2019 include:

•
Third-quarter sales and revenues were $12.758 billion, compared with $13.510 billion in the third quarter of 2018. Sales decreased across the three primary segments, while Financial Products’ revenues increased. The decline was due to lower sales volume driven by the unfavorable impact from changes in dealer inventories, partially offset by higher end-user demand. Dealers decreased machine and engine inventories about $400 million during the third quarter of 2019, compared with an increase of about $800 million during the third quarter of 2018.

•	Operating profit as a percent of sales and revenues was 15.8 percent for both the third quarters of 2019 and 2018.

•	Profit per share was $2.66 in the third quarter of 2019, compared with $2.88 in the third quarter of 2018.

•
During the third quarter of 2019, the company made a $1.5 billion discretionary pension contribution financed from proceeds of a debt issuance. As a result, Machinery, Energy & Transportation (ME&T) operating cash flow was negative $188 million. The company also repurchased $1.2 billion of Caterpillar common stock and paid dividends of $0.6 billion in the third quarter of 2019. The enterprise cash balance at the end of the third quarter of 2019 was $7.9 billion.

Highlights for the nine months ended September 30, 2019, include:

•
Sales and revenues for the nine months ended September 30, 2019, were $40.656 billion, compared with $40.380 billion for the nine months ended September 30, 2018. Sales increased in Resource Industries and Construction Industries, while Energy & Transportation decreased. Financial Products’ revenues also increased.

•	Operating profit as a percent of sales and revenues was 15.8 percent for the nine months ended September 30, 2019, compared with 15.9 percent for the nine months ended September 30, 2018.

•	Profit per share was $8.75 for the nine months ended September 30, 2019, compared with $8.45 for the nine months ended September 30, 2018.

•	ME&T operating cash flow was $2.632 billion for the nine months ended September 30, 2019, compared to $3.880 billion for the nine months ended September 30, 2018.
Notes:

•	Glossary of terms is included on pages 79 - 81; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 86.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2018

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2018 (at left) and the third quarter of 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues in the third quarter of 2019 were $12.758 billion, a decrease of $752 million, or 6 percent, compared with $13.510 billion in the third quarter of 2018. The decline was due to lower sales volume driven by the unfavorable impact from changes in dealer inventories, partially offset by higher end-user demand across the three primary segments. Dealers decreased machine and engine inventories about $400 million during the third quarter of 2019, compared with an increase of about $800 million during the third quarter of 2018, led by Construction Industries and Resource Industries. Unfavorable currency impacts were offset by favorable price realization and higher Financial Products’ revenues. Sales decreased across the three primary segments, while Financial Products’ revenues increased.
North America sales declined 3 percent driven by the unfavorable impact from changes in dealer inventories, partially offset by higher end-user demand and favorable price realization. Dealers increased inventories during the third quarter of 2018, compared with a decrease during the third quarter of 2019.
Sales increased 2 percent in Latin America due to improved demand in a few countries, while the region remains at low levels.
EAME sales decreased 7 percent driven by the unfavorable impact from changes in dealer inventories and unfavorable currency impacts, partially offset by higher end-user demand. The unfavorable currency impacts were due to a weaker euro and British pound. Dealers increased inventories during the third quarter of 2018 and were about flat during the third quarter of 2019.
Asia/Pacific sales decreased 14 percent driven by lower demand across several countries in the region, including unfavorable changes in dealer inventories. Dealers increased inventories during the third quarter of 2018, compared with a decrease during the third quarter of 2019. The lower demand was primarily in China amid continued competitive pressures.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2018	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2019	$ Change	% Change

Construction Industries	$5,683	$(358)	$26	$(47)	$(15)	$5,289	$(394)	(7%)
Resource Industries	2,638	(389)	50	(20)	32	2,311	(327)	(12%)
Energy & Transportation	5,555	31	11	(57)	(88)	5,452	(103)	(2%)
All Other Segment	113	(9)	—	(1)	8	111	(2)	(2%)
Corporate Items and Eliminations	(1,226)	(26)	(1)	1	63	(1,189)	37
Machinery, Energy & Transportation Sales	12,763	(751)	86	(124)	—	11,974	(789)	(6%)

Financial Products Segment	845	—	—	—	20	865	20	2%
Corporate Items and Eliminations	(98)	—	—	—	17	(81)	17
Financial Products Revenues	747	—	—	—	37	784	37	5%

Consolidated Sales and Revenues	$13,510	$(751)	$86	$(124)	$37	$12,758	$(752)	(6%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2019
Construction Industries	$2,728	3%	$413	12%	$1,048	(6%)	$1,086	(29%)	$5,275		(7%)	$14	(52%)	$5,289	(7%)
Resource Industries	789	(7%)	349	(18%)	396	(31%)	645	(6%)	2,179		(14%)	132	32%	2,311	(12%)
Energy & Transportation	2,129	(8%)	378	15%	1,224	4%	831	10%	4,562		—%	890	(9%)	5,452	(2%)
All Other Segment	1	(93%)	6	—%	8	100%	12	(33%)	27		(27%)	84	11%	111	(2%)
Corporate Items and Eliminations	(62)		1		(7)		(1)		(69)			(1,120)		(1,189)
Machinery, Energy & Transportation Sales	5,585	(3%)	1,147	2%	2,669	(7%)	2,573	(14%)	11,974		(6%)	—	—	11,974	(6%)

Financial Products Segment	560	—%	79	16%	102	1%	124	6%	865	[1]	2%	—	—	865	2%
Corporate Items and Eliminations	(43)		(15)		(8)		(15)		(81)			—		(81)
Financial Products Revenues	517	4%	64	14%	94	(1%)	109	10%	784		5%	—	—	784	5%

Consolidated Sales and Revenues	$6,102	(3%)	$1,211	2%	$2,763	(7%)	$2,682	(13%)	$12,758		(6%)	$—	—	$12,758	(6%)

Third Quarter 2018
Construction Industries	$2,646		$369		$1,109		$1,530		$5,654			$29		$5,683
Resource Industries	849		427		574		688		2,538			100		2,638
Energy & Transportation	2,309		330		1,180		758		4,577			978		5,555
All Other Segment	15		—		4		18		37			76		113
Corporate Items and Eliminations	(40)		1		(5)		1		(43)			(1,183)		(1,226)
Machinery, Energy & Transportation Sales	5,779		1,127		2,862		2,995		12,763			—		12,763

Financial Products Segment	559		68		101		117		845	[1]		—		845
Corporate Items and Eliminations	(62)		(12)		(6)		(18)		(98)			—		(98)
Financial Products Revenues	497		56		95		99		747			—		747

Consolidated Sales and Revenues	$6,276		$1,183		$2,957		$3,094		$13,510			$—		$13,510

1 Includes revenues from Machinery, Energy & Transportation of $131 million and $122 million in the third quarter of 2019 and 2018, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2018 (at left) and the third quarter of 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the third quarter of 2019 was $2.020 billion, a decrease of $115 million, or 5 percent, compared with $2.135 billion in the third quarter of 2018. The decrease was primarily due to lower sales volume. This decrease was partially offset by favorable price realization and lower selling, general and administrative (SG&A) and research and development (R&D) expenses.
Favorable price realization continued to offset manufacturing costs. The increase in manufacturing costs was primarily due to higher warranty expense, and unfavorable cost absorption, partially offset by lower period manufacturing costs primarily due to lower short-term incentive compensation expense. Cost absorption was unfavorable as inventory increased more significantly in the third quarter of 2018, than in the third quarter of 2019. Lower SG&A/R&D expenses were mostly due to a reduction in short-term incentive compensation expense.
Short-term incentive compensation expense was about $130 million in the third quarter of 2019, compared with about $350 million in the third quarter of 2018.
Operating profit margin was 15.8 percent for the third quarters of both 2019 and 2018.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2019	Third Quarter 2018	$ Change	% Change
Construction Industries	$940	$1,058	$(118)	(11%)
Resource Industries	311	414	(103)	(25%)
Energy & Transportation	1,021	973	48	5%
All Other Segment	(21)	(10)	(11)	(110%)
Corporate Items and Eliminations	(363)	(371)	8
Machinery, Energy & Transportation	1,888	2,064	(176)	(9%)

Financial Products Segment	218	201	17	8%
Corporate Items and Eliminations	21	(30)	51
Financial Products	239	171	68	40%
Consolidating Adjustments	(107)	(100)	(7)
Consolidated Operating Profit	$2,020	$2,135	$(115)	(5%)

Other Profit/Loss and Tax Items

▪	Interest expense excluding Financial Products in the third quarter of 2019 was $103 million, compared with $102 million in the third quarter of 2018.

▪	Other income/expense in the third quarter of 2019 was income of $88 million, compared with income of $102 million in the third quarter of 2018.

▪
The provision for income taxes for the third quarter of 2019 reflected an estimated annual tax rate of 26 percent, compared with 24 percent for the third quarter of 2018, excluding the discrete item discussed in the following paragraph. The increase was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end.  These provisions did not apply to these subsidiaries in 2018.

The provision for income taxes in the third quarter of 2018 also included a $95 million net benefit to adjust deferred tax balances. See Note 15 of Part 1, Item 1 of this Form 10-Q for more information.
Construction Industries
Construction Industries’ total sales were $5.289 billion in the third quarter of 2019, a decrease of $394 million, or 7 percent, compared with $5.683 billion in the third quarter of 2018. The decrease was due to lower sales volume driven by the unfavorable impact from changes in dealer inventories, partially offset by higher end-user demand for construction equipment. Dealers increased inventories during the third quarter of 2018, compared with a decrease during the third quarter of 2019.

▪	In North America, sales increased primarily due to favorable price realization and higher demand for equipment, mostly to support road and non-residential building construction activities.

▪	Sales were higher in Latin America, but construction activities remained at low levels.

▪	In EAME, the sales decrease was primarily due to currency impacts related to the euro. Unfavorable price realization and lower sales volume also contributed to the decrease.

▪	Sales in Asia/Pacific were lower across most of the region primarily due to lower demand in China, including unfavorable changes in dealer inventories, amid continued competitive pressures.
Construction Industries’ profit was $940 million in the third quarter of 2019, a decrease of $118 million, or 11 percent, compared with $1.058 billion in the third quarter of 2018. The decrease was primarily due to lower sales volume, partially offset by lower SG&A/R&D expenses and favorable price realization. Lower SG&A/R&D expenses were primarily due to lower short-term incentive compensation expense.
Construction Industries’ profit as a percent of total sales was 17.8 percent in the third quarter of 2019, compared with 18.6 percent in the third quarter of 2018.
Resource Industries
Resource Industries’ total sales were $2.311 billion in the third quarter of 2019, a decrease of $327 million, or 12 percent, compared with $2.638 billion in the third quarter of 2018. The decrease was due to lower sales volume driven by the unfavorable impact from changes in dealer inventories, partially offset by higher end-user demand for equipment and favorable price realization. Dealers decreased inventories during the third quarter of 2019, compared with an increase during the third quarter of 2018. While commodity prices are generally supportive of reinvestment, the company believes mining customers are cautious due to economic uncertainty. Mining sales were also impacted by lower thermal coal prices. In addition, sales decreased for equipment supporting non-residential construction and quarry and aggregates driven by a reduction in dealer inventories.
Resource Industries’ profit was $311 million in the third quarter of 2019, a decrease of $103 million, or 25 percent, compared with $414 million in the third quarter of 2018. The decrease was primarily due to lower sales volume, partially offset by favorable price realization. Manufacturing costs were about flat as higher warranty expense was offset by lower period manufacturing costs, primarily due to lower short-term incentive compensation expense.
Resource Industries’ profit as a percent of total sales was 13.5 percent in the third quarter of 2019, compared with 15.7 percent in the third quarter of 2018.

Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2019	Third Quarter 2018	$ Change	% Change
Oil and Gas	$1,246	$1,362	$(116)	(9%)
Power Generation	1,123	1,102	21	2%
Industrial	980	863	117	14%
Transportation	1,213	1,250	(37)	(3%)
External Sales	4,562	4,577	(15)	—%
Inter-segment	890	978	(88)	(9%)
Total Sales	$5,452	$5,555	$(103)	(2%)

Energy & Transportation’s total sales were $5.452 billion in the third quarter of 2019, a decrease of $103 million, or 2 percent, compared with $5.555 billion in the third quarter of 2018. Sales decreased primarily due to lower inter-segment engine sales.

▪
Oil and Gas – Sales decreased for reciprocating engines in North America primarily due to lower demand in well servicing applications. This was partially offset by higher sales of turbines and turbine-related services.

▪
Power Generation – Sales increased mostly due to higher deliveries in North America for large diesel reciprocating engines and turbines, partially offset by lower sales of reciprocating engines in EAME.

▪	Industrial – Sales improved primarily in EAME and Asia/Pacific driven by higher end-user demand.

▪	Transportation – Sales were lower primarily due to timing of locomotive deliveries.
Energy & Transportation’s profit was $1.021 billion in the third quarter of 2019, an increase of $48 million, or 5 percent, compared with $973 million in the third quarter of 2018. Lower sales volume, including an unfavorable mix of products, was more than offset by favorable other operating income/expense and SG&A/R&D expenses mostly due to a reduction in short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 18.7 percent in the third quarter of 2019, compared with 17.5 percent in the third quarter of 2018.
Financial Products Segment
Financial Products’ segment revenues were $865 million in the third quarter of 2019, an increase of $20 million, or 2 percent, from the third quarter of 2018. The increase was primarily due to higher average financing rates in North America and Asia/Pacific, partially offset by an unfavorable impact due to the absence of fees associated with an intercompany credit facility in North America.
Financial Products’ segment profit was $218 million in the third quarter of 2019, up 8 percent compared with $201 million in the third quarter of 2018. The favorable change was primarily due to an increase in net yield on average earning assets and a decrease in the provision for credit losses at Cat Financial, partially offset by unfavorable impacts from higher SG&A expenses, the mark-to-market on equity securities in Insurance Services and the absence of the intercompany credit facility.
At the end of the third quarter of 2019, past dues at Cat Financial were 3.19 percent, compared with 3.47 percent at the end of the third quarter of 2018. Write-offs, net of recoveries, were $103 million for the third quarter of 2019, compared with $40 million for the third quarter of 2018. The increase in write-offs, net of recoveries, was primarily driven by Caterpillar Power Finance, concentrated in the marine portfolio, and EAME, mostly in the Middle East. As of September 30, 2019, Cat Financial’s allowance for credit losses totaled $434 million, or 1.57 percent of finance receivables, compared with $523 million, or 1.81 percent of finance receivables at June 30, 2019. The allowance for credit losses at year-end 2018 was $511 million, or 1.80 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $342 million in the third quarter of 2019, a decrease of $59 million from the third quarter of 2018, primarily due to lower restructuring costs, partially offset by methodology differences.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2018

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2018 (at left) and the nine months ended September 30, 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $40.656 billion for the nine months ended September 30, 2019, an increase of $276 million, or 1 percent, compared with $40.380 billion for the nine months ended September 30, 2018. The increase was primarily due to favorable price realization, mostly offset by unfavorable currency impacts, primarily from a weaker euro, Australian dollar and Chinese yuan. Sales increased in Resource Industries and Construction Industries, while Energy & Transportation decreased. Financial Products’ revenues also increased.
North America sales improved 5 percent driven by higher demand, including a favorable impact from changes in dealer inventories, and favorable price realization. Dealers increased inventories more significantly during the nine months ended September 30, 2019, than during the nine months ended September 30, 2018.
Sales increased 6 percent in Latin America due to improved demand in a few countries, while the region remains at low levels.
EAME sales decreased 6 percent primarily driven by the unfavorable impact from changes in dealer inventories and unfavorable currency impacts, partially offset by favorable price realization. The unfavorable currency impacts were due to a weaker euro and British pound. Dealers increased inventories more significantly during the nine months ended September 30, 2018, than during the nine months ended September 30, 2019.
Asia/Pacific sales decreased 5 percent mostly due to unfavorable currency impacts and lower demand, including unfavorable changes in dealer inventories, partially offset by favorable price realization. The unfavorable currency impacts were due to a weaker Australian dollar and Chinese yuan. Dealers increased inventories more during the nine months ended September 30, 2018, than during the nine months ended September 30, 2019. The lower demand was primarily in China due to continued competitive pressures, which was partially offset by higher demand in other countries in the region.
During the nine months ended September 30, 2018, dealer machine and engine inventories increased about $2.1 billion, compared to an increase of about $1.4 billion during the nine months ended September 30, 2019. Dealers are independent, and there could be many reasons for changes in their inventory levels, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. Based on current dealer inventory levels and global economic uncertainty, we now expect dealer inventories will increase for the full year by about $500 million compared to prior year end.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2018	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2019	$ Change	% Change

Construction Industries	$17,532	$5	$435	$(317)	$(26)	$17,629	$97	1%
Resource Industries	7,473	170	289	(99)	48	7,881	408	5%
Energy & Transportation	16,498	(91)	82	(239)	(102)	16,148	(350)	(2%)
All Other Segment	353	(14)	—	(3)	21	357	4	1%
Corporate Items and Eliminations	(3,664)	(41)	(1)	1	59	(3,646)	18
Machinery, Energy & Transportation Sales	38,192	29	805	(657)	—	38,369	177	—%

Financial Products Segment	2,467	—	—	—	121	2,588	121	5%
Corporate Items and Eliminations	(279)	—	—	—	(22)	(301)	(22)
Financial Products Revenues	2,188	—	—	—	99	2,287	99	5%

Consolidated Sales and Revenues	$40,380	$29	$805	$(657)	$99	$40,656	$276	1%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2019
Construction Industries	$9,206	15%	$1,124	2%	$3,162	(6%)	$4,081	(18%)	$17,573		1%	$56	(32%)	$17,629	1%
Resource Industries	2,798	14%	1,220	3%	1,310	(21%)	2,209	17%	7,537		5%	344	16%	7,881	5%
Energy & Transportation	6,577	(8%)	1,035	15%	3,416	—%	2,291	8%	13,319		(2%)	2,829	(3%)	16,148	(2%)
All Other Segment	23	(51%)	7	600%	23	92%	45	(18%)	98		(15%)	259	9%	357	1%
Corporate Items and Eliminations	(142)		—		(15)		(1)		(158)			(3,488)		(3,646)
Machinery, Energy & Transportation Sales	18,462	5%	3,386	6%	7,896	(6%)	8,625	(5%)	38,369		—%	—	—%	38,369	—%

Financial Products Segment	1,681	5%	225	6%	306	1%	376	10%	2,588	[1]	5%	—	—%	2,588	5%
Corporate Items and Eliminations	(184)		(37)		(26)		(54)		(301)			—		(301)
Financial Products Revenues	1,497	4%	188	6%	280	(2%)	322	13%	2,287		5%	—	—%	2,287	5%

Consolidated Sales and Revenues	$19,959	5%	$3,574	6%	$8,176	(6%)	$8,947	(4%)	$40,656		1%	$—	—%	$40,656	1%

Nine Months Ended September 30, 2018
Construction Industries	$8,005		$1,105		$3,347		$4,993		$17,450			$82		$17,532
Resource Industries	2,451		1,181		1,663		1,882		7,177			296		7,473
Energy & Transportation	7,116		897		3,425		2,129		13,567			2,931		16,498
All Other Segment	47		1		12		55		115			238		353
Corporate Items and Eliminations	(108)		(1)		(8)		—		(117)			(3,547)		(3,664)
Machinery, Energy & Transportation Sales	17,511		3,183		8,439		9,059		38,192			—		38,192

Financial Products Segment	1,608		213		303		343		2,467	[1]		—		2,467
Corporate Items and Eliminations	(168)		(36)		(18)		(57)		(279)			—		(279)
Financial Products Revenues	1,440		177		285		286		2,188			—		2,188

Consolidated Sales and Revenues	$18,951		$3,360		$8,724		$9,345		$40,380			$—		$40,380
1 Includes revenues from Machinery, Energy & Transportation of $398 million and $345 million in the nine months ended September 30, 2019 and 2018, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2018 (at left) and the nine months ended September 30, 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2019, was $6.440 billion, compared with $6.410 billion for the nine months ended September 30, 2018. The increase of $30 million was primarily due to favorable price realization mostly offset by higher manufacturing costs. In addition, lower SG&A/R&D expenses, higher Financial Products’ operating profit and favorable other operating (income) expense were more than offset by lower sales volume and unfavorable currency impacts.
The lower sales volume was the result of an unfavorable mix of products primarily within Construction Industries and Energy & Transportation partially offset by favorable sales volume in Resource Industries.
The increase in manufacturing costs was primarily due to higher variable labor and burden, warranty expense and material costs. SG&A/R&D expenses were lower primarily due to lower short-term incentive compensation expense, partially offset by increased targeted investments and timing of corporate-level expenses.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the nine months ended September 30, 2019, was about $560 million, compared with about $1.070 billion for the nine months ended September 30, 2018. For 2019, short-term incentive compensation expense is expected to be about $750 million, compared with $1.4 billion in 2018.

Profit by Segment
(Millions of dollars)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change	% Change
Construction Industries	$3,272	$3,329	$(57)	(2)%
Resource Industries	1,368	1,203	165	14%
Energy & Transportation	2,745	2,859	(114)	(4)%
All Other Segment	15	70	(55)	(79)%
Corporate Items and Eliminations	(1,179)	(1,208)	29
Machinery, Energy & Transportation	6,221	6,253	(32)	(1)%

Financial Products Segment	622	476	146	31%
Corporate Items and Eliminations	(75)	(37)	(38)
Financial Products	547	439	108	25%
Consolidating Adjustments	(328)	(282)	(46)
Consolidated Operating Profit	$6,440	$6,410	$30	—%

Other Profit/Loss and Tax Items

▪	Interest expense excluding Financial Products for the nine months ended September 30, 2019, was $309 million, compared with $305 million for the nine months ended September 30, 2018.

▪
Other income/expense for the nine months ended September 30, 2019, was income of $316 million, compared with income of $350 million for the nine months ended September 30, 2018. The unfavorable change was primarily a result of the impact from pension and other postemployment benefits (OPEB) plans, mostly offset by lower currency translation and hedging net losses.

▪
The provision for income taxes for the first nine months of 2019 reflected an estimated annual tax rate of 26 percent, compared with 24 percent for the first nine months of 2018, excluding the discrete items discussed in the following paragraph. The increase was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end.  These provisions did not apply to these subsidiaries in 2018.

As a result of final regulations received in 2019 providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform, we recorded a discrete tax benefit of $178 million in the first nine months of 2019 to adjust unrecognized tax benefits.  In addition, a discrete tax benefit of $28 million was recorded in the first nine months of 2019, compared with $52 million for the first nine months of 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The provision for income taxes for the first nine months of 2018 also included a $120 million net benefit to adjust deferred tax balances.  See Note 15 of Part 1, Item 1 of this Form 10-Q for more information.
Construction Industries
Construction Industries’ total sales were $17.629 billion for the nine months ended September 30, 2019, an increase of $97 million, or 1 percent, compared with $17.532 billion for the nine months ended September 30, 2018. The increase was mostly due to favorable price realization, partially offset by unfavorable currency impacts, primarily from a weaker euro, Chinese yuan and Australian dollar.

•
Sales volume was about flat as higher end-user demand for construction equipment was offset by unfavorable changes in dealer inventories. Dealer inventories increased significantly more during the nine months ended September 30, 2018, than during the nine months ended September 30, 2019.

Sales increased in North America and Latin America, and decreased in Asia/Pacific and EAME.

•
In North America, the sales increase was primarily due to higher demand for construction equipment, including favorable changes in dealer inventories, and favorable price realization. Dealer inventories increased significantly more in the nine months ended September 30, 2019, than during the nine months ended September 30, 2018.

•	Sales were higher in Latin America, but construction activities remained at low levels.

•
Sales decreased in EAME primarily due to unfavorable currency impacts, mostly from a weaker euro, and lower sales volume partially offset by favorable price realization. Sales volume declined primarily due to unfavorable impacts of changes in dealer inventories, partially offset by higher end-user demand. Dealer inventories increased more significantly during the nine months ended September 30, 2018, than during the nine months ended September 30, 2019.

•
Sales in Asia/Pacific decreased mostly due to lower demand, including unfavorable changes in dealer inventories and unfavorable currency impacts. The unfavorable currency impacts were due to a weaker Chinese yuan and Australian dollar. Dealers increased inventories during the nine months ended September 30, 2018 and decreased inventories during the nine months ended September 30, 2019. The lower demand was primarily in China due to continued competitive pressures.

Construction Industries’ profit was $3.272 billion for the nine months ended September 30, 2019, a decrease of $57 million, or 2 percent, compared with $3.329 billion for the nine months ended September 30, 2018. The decrease was primarily due to favorable price realization and lower SG&A/R&D expenses, which were more than offset by higher manufacturing costs and lower sales volume, including an unfavorable mix of products. Manufacturing costs increased primarily due to unfavorable variable labor and burden and higher material costs. Lower SG&A/R&D expenses were due to lower short-term incentive compensation expense, partially offset by increased targeted investments.
Construction Industries’ profit as a percent of total sales was 18.6 percent for the nine months ended September 30, 2019, compared with 19.0 percent for the nine months ended September 30, 2018.

Resource Industries
Resource Industries’ total sales were $7.881 billion for the nine months ended September 30, 2019, an increase of $408 million, or 5 percent, compared with $7.473 billion from the nine months ended September 30, 2018. The increase was primarily due to higher equipment end-user demand and favorable price realization, partially offset by unfavorable changes in dealer inventories. Higher sales were driven by increased capital investment by mining customers to support ongoing mine site operations. In addition, sales increased for our non-residential construction and quarry and aggregate customers. Dealers increased inventories more significantly during the nine months ended September 30, 2018, than during the nine months ended September 30, 2019.
Resource Industries’ profit was $1.368 billion for the nine months ended September 30, 2019, an increase $165 million, or 14 percent, compared with $1.203 billion for the nine months ended September 30, 2018. The improvement was mostly due to favorable price realization and higher sales volume, partially offset by higher manufacturing costs. Manufacturing costs increased due to higher warranty expense, variable labor and burden and material costs.
Resource Industries’ profit as a percent of total sales was 17.4 percent for the nine months ended September 30, 2019, compared with 16.1 percent for the nine months ended September 30, 2018.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ Change	% Change
Oil and Gas	$3,682	$4,044	$(362)	(9%)
Power Generation	3,180	3,063	117	4%
Industrial	2,841	2,738	103	4%
Transportation	3,616	3,722	(106)	(3%)
External Sales	13,319	13,567	(248)	(2%)
Inter-Segment	2,829	2,931	(102)	(3%)
Total Sales	$16,148	$16,498	$(350)	(2%)

Energy & Transportation’s total sales were $16.148 billion for the nine months ended September 30, 2019, a decrease of $350 million, or 2 percent, compared with $16.498 billion for the nine months ended September 30, 2018. The decrease was primarily due to unfavorable currency impacts and lower sales volume, including inter-segment sales, partially offset by favorable price realization.

▪
Oil and Gas – Sales decreased in North America primarily due to lower new equipment demand for well servicing and timing of turbine project deliveries that occurred in the nine months ended September 30, 2018. Lower sales in North America were partially offset by increases in all other regions.

▪
Power Generation – Sales increased mostly due to higher deliveries in North America for both diesel reciprocating engines and turbines. The increase was partially offset by lower diesel reciprocating engine sales in EAME driven by gas power generation applications and unfavorable currency impacts.

▪	Industrial – Sales improved primarily in Asia/Pacific and North America driven by higher end-user demand.

▪	Transportation – Sales were slightly lower primarily due to the timing of locomotive deliveries.
Energy & Transportation’s profit was $2.745 billion for the nine months ended September 30, 2019, a decrease of $114 million, or 4 percent, compared with $2.859 billion for the nine months ended September 30, 2018. The decrease was mostly due to lower sales volumes, including an unfavorable mix of applications, and higher manufacturing costs. This was partially offset by favorable price realization, lower SG&A/R&D expenses and favorable other operating income/expense. Manufacturing costs increased due to higher variable labor and burden, targeted investments, material costs and warranty expense, partially offset by lower short-term incentive compensation expense. Lower SG&A/R&D expenses were primarily due to lower short-term incentive compensation expense, partially offset by increased targeted investments.
Energy & Transportation’s profit as a percent of total sales was 17.0 percent for the nine months ended September 30, 2019, compared with 17.3 percent for the nine months ended September 30, 2018.

Financial Products Segment
Financial Products’ segment revenues were $2.588 billion for the nine months ended September 30, 2019, an increase of $121 million, or 5 percent, compared with $2.467 billion for the nine months ended September 30, 2018. The increase was primarily due to higher average financing rates in North America and Asia/Pacific, higher average earning assets in North America and a favorable impact from Insurance Services revenues across all regions. These favorable impacts were partially offset by the absence of fees associated with an intercompany credit facility in North America.
Financial Products’ segment profit was $622 million for the nine months ended September 30, 2019, up 31 percent compared with $476 million for the nine months ended September 30, 2018. The favorable change was primarily due to a decrease in the provision for credit losses at Cat Financial, an increase in net yield on average earning assets, and favorable impacts from the mark-to-market on equity securities in Insurance Services and Insurance Services margin. These favorable impacts were partially offset by higher SG&A expenses and the absence of the intercompany credit facility.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.254 billion for the nine months ended September 30, 2019, compared with $1.245 billion for the nine months ended September 30, 2018.

RESTRUCTURING COSTS

Restructuring costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2019	2018
Employee separations [1]	$8	$44
Long-lived asset impairments [1]	3	18
Other [2]	13	48
Total restructuring costs	$24	$110

	Nine Months Ended September 30
	2019	2018
Employee separations [1]	$33	$121
Long-lived asset impairments [1]	39	49
Other [2]	110	123
Total restructuring costs	$182	$293

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management costs, accelerated depreciation, building demolition and equipment relocation, all of which are primarily included in Cost of goods sold.

For the nine months ended September 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation. For the nine months ended September 30, 2018, the restructuring costs were primarily related to ongoing facility closures across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2018 and 2019 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	85
Increase in liability (separation charges)	33
Reduction in liability (payments)	(73)
Liability balance at September 30, 2019	$45

Most of the liability balance at September 30, 2019 is expected to be paid in 2019 and 2020.
In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the United States, additional involuntary programs throughout the company and manufacturing facility consolidations and closures that occurred through 2018. The largest action among those included in the Plan was related to our European manufacturing footprint, which led to the Gosselies, Belgium, facility closure. In the first nine months of 2019, we incurred $30 million of restructuring costs related to the Plan. Total restructuring costs incurred since the inception of the Plan were $1,818 million. The remaining costs of approximately $20 million related to the Plan are expected to be recognized in 2019.

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

12.
Machinery, Energy & Transportation’s Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements and accruals.

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

17.
Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental sales impact of new product introductions, including emissions-

related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.

18.
Services – Enterprise services include, but are not limited to, aftermarket parts, Financial Products’ revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude Financial Products’ revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During the first nine months of 2019, we experienced favorable global liquidity conditions in both our ME&T and Financial Products’ operations. On a consolidated basis, we ended the first nine months of 2019 with $7.91 billion of cash, an increase of $49 million from year-end 2018. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first nine months of 2019 was $4.48 billion, which was the same as the first nine months of 2018. Compared to the first nine months of 2018, we experienced favorable changes in working capital in 2019, which were offset by lower profit excluding accruals for short-term incentive compensation, a higher discretionary pension contribution and higher cash payments for income taxes. Within working capital, changes to accounts receivable, inventories, accrued expenses and customer advances favorably impacted cash flow, but were partially offset by changes in accounts payable. See further discussion of operating cash flow under ME&T and Financial Products.
Total debt as of September 30, 2019 was $37.91 billion, an increase of $1.35 billion from year-end 2018. Debt related to Financial Products increased $209 million. Debt related to ME&T increased $1.14 billion in the first nine months of 2019, primarily due to the issuance of debt to finance a discretionary pension contribution, which was partially offset by the impact of new accounting guidance on a previously failed sale-leaseback transaction in Japan. In the first nine months of 2019, we repurchased $3.28 billion of Caterpillar common stock.
We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2019 was $2.75 billion. Information on our Credit Facility is as follows:

•	In September 2019, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2020.

•
In September 2019, we amended and restated the 2015 three-year facility (as amended and restated, the “three-year facility”). The three-year facility of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2022.

•
In September 2019, we amended and restated the 2015 five-year facility (as amended and restated, the “five-year facility”). The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.

At September 30, 2019, Caterpillar’s consolidated net worth was $14.98 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2019, Cat Financial’s covenant interest coverage ratio was 1.62 to 1. This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2019, Cat Financial’s six-month covenant leverage ratio was 8.01 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2019, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2019 were:

	September 30, 2019
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,751	$7,749
Other external	4,685	—	4,685
Total credit lines available	15,185	2,751	12,434
Less: Commercial paper outstanding	(3,444)	—	(3,444)
Less: Utilized credit	(1,059)	—	(1,059)
Available credit	$10,682	$2,751	$7,931

The other external consolidated credit lines with banks as of September 30, 2019 totaled $4.69 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
We receive debt ratings from the major credit rating agencies. Moody’s currently rates our debt as “low-A”, while Fitch and S&P maintain a “mid-A” debt rating. To date, this split rating has not had a material impact on our borrowing costs or our overall financial health. However, a downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation
Net cash provided by operating activities was $2.63 billion in the first nine months of 2019, compared with $3.88 billion for the same period in 2018. The decrease was primarily due to lower profit excluding accruals for short-term incentive compensation expense, higher cash payments for income taxes and a higher discretionary pension contribution, which was partially offset by favorable working capital. Within working capital, inventory grew at a slower rate during the first nine months of 2019 compared to the same period of 2018, which positively impacted cash flow. However, during the third quarter of 2019, material purchases have declined due to our inventory reduction efforts resulting in lower accounts payable. In addition, changes to accrued expenses, customer advances and accounts receivable favorably impacted cash flow.
Net cash provided by investing activities in the first nine months of 2019 was $138 million, compared with net cash used of $836 million in the first nine months of 2018. The change was primarily due to decreased ME&T lending activity with Financial Products during 2019 and the acquisitions of ECM S.p.A. and Downer Freight Rail in the first nine months of 2018.
Net cash used for financing activities during the first nine months of 2019 was $3.32 billion, compared with net cash used of $3.13 billion in the same period of 2018. In the first nine months of 2019, we repurchased $3.28 billion of Caterpillar common stock, an increase of $1.28 billion compared to the first nine months of 2018. Additionally, proceeds from common stock issued from stock options exercised decreased $230 million and dividends paid increased $120 million in the first nine months of 2019 compared to the prior period. This activity was mostly offset by an increase in debt proceeds of $1.43 billion to finance a discretionary pension contribution in the first nine months of 2019.

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
Operational excellence and commitments – Capital expenditures were $730 million during the first nine months of 2019, compared to $845 million for the same period in 2018. We expect ME&T’s capital expenditures in 2019 to be about $1.2 billion. We made $1.77 billion of contributions to our pension and other postretirement benefit plans during the first nine months of 2019, including a $1.5 billion discretionary U.S. pension plan contribution made in September 2019. We currently anticipate full-year 2019 contributions of approximately $1.83 billion. In comparison, we made $1.29 billion of contributions to our pension and other postretirement benefit plans during the first nine months of 2018, including a $1.0 billion discretionary contribution made to our U.S. pension plans in September 2018.
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
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first nine months of 2019, we repurchased $3.28 billion of Caterpillar common stock, with $6.72 billion remaining under the 2018 Authorization as of September 30, 2019. Our basic shares outstanding as of September 30, 2019 were approximately 553 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends totaled $1.56 billion in the first nine months of 2019, representing 86 cents per share paid in each of the first and second quarters and $1.03 per share paid in the third quarter.

Financial Products
Financial Products operating cash flow was $1.18 billion in the first nine months of 2019, compared with $1.08 billion for the same period a year ago. Net cash used for investing activities was $101 million for the first nine months of 2019, compared with cash used of $2.00 billion for the same period in 2018. The change was primarily due to the impact of net intercompany purchased receivables and higher collections of finance receivables. Net cash used for financing activities was $433 million for the first nine months of 2019, compared with cash provided by financing activities of $846 million for the same period in 2018. The change was primarily due to lower portfolio funding requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - “New accounting guidance.”

CRITICAL ACCOUNTING POLICIES

For a discussion of the company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies since our 2018 Annual Report on Form 10-K.

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

On March 20, 2014, Brazil’s Administrative Council for Economic Defense (CADE) published a Technical Opinion which named 18 companies and over 100 individuals as defendants, including two subsidiaries of Caterpillar Inc., MGE - Equipamentos e Serviços Ferroviários Ltda. (MGE) and Caterpillar Brasil Ltda. The publication of the Technical Opinion opened CADE’s official administrative investigation into allegations that the defendants participated in anticompetitive bid activity for the construction and maintenance of metro and train networks in Brazil. While companies cannot be held criminally liable for anticompetitive conduct in Brazil, criminal charges have been brought against one current employee of MGE and two former employees of MGE involving the same conduct alleged by CADE. On July 8, 2019, CADE found MGE, one of its current employees and two of its former employees liable for anticompetitive conduct. CBL was dismissed from the proceeding without any finding of liability. MGE intends to appeal CADE’s findings. We currently believe that this matter will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

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

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record a mark-to-market adjustment as of the measurement date, December 31, 2019. Based on market conditions as of September 30, 2019, we would recognize a decrease to the funded status of our plans of approximately $1.3 billion. This would result in an increase in our Liability for postemployment benefits and the recognition of a net mark-to-market loss in earnings of approximately $1.3 billion pre-tax, $1.0 billion net of tax or $1.83 per share. The loss would be primarily due to lower discount rates at September 30, 2019 (approximately 3.1 percent for our U.S. pension plans) as compared to the discount rates used at December 31, 2018 (approximately 4.2 percent for our U.S. pension plans), partially offset by gains resulting from higher than expected returns on plan assets. It is difficult to predict the December 31, 2019 adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions.

Order Backlog

At the end of the third quarter of 2019, the dollar amount of backlog believed to be firm was approximately $14.6 billion, about $400 million lower than the second quarter of 2019. The order backlog decreased in Resource Industries and Construction Industries, while Energy & Transportation was about flat. We believe that dealers have placed fewer machine orders as we expect dealers to reduce their inventory levels based on global economic uncertainty. Compared with the third quarter of 2018, the order backlog decreased about $2.7 billion with decreases across the three primary segments. Of the total backlog at September 30, 2019, approximately $3.8 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of several significant items in order for our results to be meaningful to our readers. These items consist of (i) a discrete tax benefit related to U.S. tax reform in the first quarter of 2019, (ii) 2018 restructuring costs, which were incurred to generate longer-term benefits and (iii) a net tax benefit to adjust deferred tax balances in the third quarter of 2018. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted operating profit margin to the most directly comparable GAAP measure, operating profit as a percent of sales and revenues are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Operating profit as a percent of total sales and revenues	15.8%	15.8%	15.8%	15.9%
Restructuring costs [1]	—	0.8%	—	0.7%
Adjusted operating profit margin	15.8%	16.6%	15.8%	16.6%
[1] 2019 restructuring costs are not material.

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Profit per share - diluted	$2.66	$2.88	$8.75	$8.45
Per share U.S. tax reform impact	$—	$—	$(0.31)	$—
Per share restructuring costs[1]	$—	$0.14	$—	$0.37
Per share deferred tax balance adjustment	$—	$(0.16)	$—	$(0.16)
Adjusted profit per share	$2.66	$2.86	$8.44	$8.66
1 At estimated annual tax rate of 24 percent. 2019 restructuring costs are not material.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Nine Months Ended September 30
	2019	2018
ME&T net cash provided by operating activities [1]	$2,632	$3,880
ME&T discretionary pension contributions	$1,500	$1,000
ME&T capital expenditures	$(730)	$(845)
ME&T free cash flow	$3,402	$4,035
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 94-95.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – Caterpillar defines Machinery, Energy & Transportation as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery, Energy & Transportation information relates to the design, manufacturing and marketing of our products. Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,974	$11,974	$—	$—
Revenues of Financial Products	784	—	920	(136)	[2]
Total sales and revenues	12,758	11,974	920	(136)

Operating costs:
Cost of goods sold	8,569	8,569	—	—
Selling, general and administrative expenses	1,251	1,095	163	(7)	[3]
Research and development expenses	431	431	—	—
Interest expense of Financial Products	189	—	198	(9)	[4]
Other operating (income) expenses	298	(9)	320	(13)	[3]
Total operating costs	10,738	10,086	681	(29)

Operating profit	2,020	1,888	239	(107)

Interest expense excluding Financial Products	103	103	—	—
Other income (expense)	88	(27)	8	107	[5]

Consolidated profit before taxes	2,005	1,758	247	—

Provision (benefit) for income taxes	518	457	61	—
Profit of consolidated companies	1,487	1,301	186	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—
Equity in profit of Financial Products’ subsidiaries	—	180	—	(180)	[6]

Profit of consolidated and affiliated companies	1,494	1,488	186	(180)

Less: Profit (loss) attributable to noncontrolling interests	—	(6)	6	—

Profit [7]	$1,494	$1,494	$180	$(180)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,369	$38,369	$—	$—
Revenues of Financial Products	2,287	—	2,684	(397)	[2]
Total sales and revenues	40,656	38,369	2,684	(397)

Operating costs:
Cost of goods sold	27,513	27,515	—	(2)	[3]
Selling, general and administrative expenses	3,879	3,324	564	(9)	[3]
Research and development expenses	1,307	1,307	—	—
Interest expense of Financial Products	571	—	599	(28)	[4]
Other operating (income) expenses	946	2	974	(30)	[3]
Total operating costs	34,216	32,148	2,137	(69)

Operating profit	6,440	6,221	547	(328)

Interest expense excluding Financial Products	309	318	—	(9)	[4]
Other income (expense)	316	(71)	68	319	[5]

Consolidated profit before taxes	6,447	5,832	615	—

Provision (benefit) for income taxes	1,470	1,294	176	—
Profit of consolidated companies	4,977	4,538	439	—

Equity in profit (loss) of unconsolidated affiliated companies	20	20	—	—
Equity in profit of Financial Products’ subsidiaries	—	422	—	(422)	[6]

Profit of consolidated and affiliated companies	4,997	4,980	439	(422)

Less: Profit (loss) attributable to noncontrolling interests	2	(15)	17	—

Profit [7]	$4,995	$4,995	$422	$(422)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,906	$6,380	$1,526	$—
Receivables – trade and other	8,275	3,787	487	4,001	[2,3]
Receivables – finance	9,192	—	14,107	(4,915)	[3]
Prepaid expenses and other current assets	1,607	1,226	448	(67)	[4]
Inventories	12,180	12,180	—	—
Total current assets	39,160	23,573	16,568	(981)

Property, plant and equipment – net	12,842	8,499	4,343	—
Long-term receivables – trade and other	1,193	313	212	668	[2,3]
Long-term receivables – finance	12,412	—	13,091	(679)	[3]
Investments in Financial Products subsidiaries	—	3,968	—	(3,968)	[5]
Noncurrent deferred and refundable income taxes	1,372	1,927	118	(673)	[6]
Intangible assets	1,630	1,630	—	—
Goodwill	6,142	6,142	—	—
Other assets	3,242	1,577	1,737	(72)	[7]
Total assets	$77,993	$47,629	$36,069	$(5,705)

Liabilities
Current liabilities:
Short-term borrowings	$4,268	$—	$4,268	$—
Short-term borrowings with consolidated companies	—	—	779	(779)	[8]
Accounts payable	6,141	6,083	193	(135)	[9]
Accrued expenses	3,727	3,337	390	—
Accrued wages, salaries and employee benefits	1,518	1,477	41	—
Customer advances	1,309	1,309	—	—
Dividends payable	—	—	—	—
Other current liabilities	2,188	1,734	536	(82)	[6,10]
Long-term debt due within one year	8,050	25	8,025	—
Total current liabilities	27,201	13,965	14,232	(996)

Long-term debt due after one year	25,588	9,145	16,454	(11)	[8]
Liability for postemployment benefits	5,900	5,900	—	—
Other liabilities	4,311	3,626	1,415	(730)	[6]
Total liabilities	63,000	32,636	32,101	(1,737)
Commitments and contingencies
Shareholders’ equity
Common stock	5,951	5,951	919	(919)	[5]
Treasury stock	(23,693)	(23,693)	—	—
Profit employed in the business	34,477	34,477	3,869	(3,869)	[5]
Accumulated other comprehensive income (loss)	(1,783)	(1,783)	(985)	985	[5]
Noncontrolling interests	41	41	165	(165)	[5]
Total shareholders’ equity	14,993	14,993	3,968	(3,968)
Total liabilities and shareholders’ equity	$77,993	$47,629	$36,069	$(5,705)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation’s insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of other intercompany assets between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.
10 Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,857	$6,968	$889	$—
Receivables – trade and other	8,802	4,677	401	3,724	[2,3]
Receivables – finance	8,650	—	13,989	(5,339)	[3]
Prepaid expenses and other current assets	1,765	1,227	583	(45)	[4]
Inventories	11,529	11,529	—	—
Total current assets	38,603	24,401	15,862	(1,660)

Property, plant and equipment – net	13,574	9,085	4,489	—
Long-term receivables – trade and other	1,161	302	204	655	[2,3]
Long-term receivables – finance	13,286	—	13,951	(665)	[3]
Investments in Financial Products subsidiaries	—	3,672	—	(3,672)	[5]
Noncurrent deferred and refundable income taxes	1,439	2,015	116	(692)	[6]
Intangible assets	1,897	1,897	—	—
Goodwill	6,217	6,217	—	—
Other assets	2,332	886	1,446	—
Total assets	$78,509	$48,475	$36,068	$(6,034)

Liabilities
Current liabilities:
Short-term borrowings	$5,723	$—	$5,723	$—
Short-term borrowings with consolidated companies	—	—	1,500	(1,500)	[7]
Accounts payable	7,051	6,972	194	(115)	[8]
Accrued expenses	3,573	3,212	361	—
Accrued wages, salaries and employee benefits	2,384	2,350	34	—
Customer advances	1,243	1,243	—	—
Dividends payable	495	495	—	—
Other current liabilities	1,919	1,532	433	(46)	[6,9]
Long-term debt due within one year	5,830	10	5,820	—
Total current liabilities	28,218	15,814	14,065	(1,661)

Long-term debt due after one year	25,000	8,015	16,995	(10)	[7]
Liability for postemployment benefits	7,455	7,455	—	—
Other liabilities	3,756	3,111	1,336	(691)	[6]
Total liabilities	64,429	34,395	32,396	(2,362)
Commitments and contingencies
Shareholders’ equity
Common stock	5,827	5,827	919	(919)	[5]
Treasury stock	(20,531)	(20,531)	—	—
Profit employed in the business	30,427	30,427	3,543	(3,543)	[5]
Accumulated other comprehensive income (loss)	(1,684)	(1,684)	(943)	943	[5]
Noncontrolling interests	41	41	153	(153)	[5]
Total shareholders’ equity	14,080	14,080	3,672	(3,672)
Total liabilities and shareholders’ equity	$78,509	$48,475	$36,068	$(6,034)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation’s insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,997	$4,980	$439	$(422)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,933	1,283	650	—
Undistributed profit of Financial Products	—	(422)	—	422	[3]
Other	627	395	(111)	343	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	427	125	(16)	318	[4,5]
Inventories	(676)	(702)	—	26	[4]
Accounts payable	(669)	(651)	6	(24)	[4]
Accrued expenses	114	105	11	(2)	[4]
Accrued wages, salaries and employee benefits	(858)	(865)	7	—
Customer advances	169	171	—	(2)	[4]
Other assets – net	3	(47)	47	3	[4]
Other liabilities – net	(1,589)	(1,740)	144	7	[4]
Net cash provided by (used for) operating activities	4,478	2,632	1,177	669

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(723)	(709)	(14)	—
Expenditures for equipment leased to others	(1,133)	(21)	(1,151)	39	[4]
Proceeds from disposals of leased assets and property, plant and equipment	812	149	766	(103)	[4]
Additions to finance receivables	(9,453)	—	(10,633)	1,180	[5]
Collections of finance receivables	9,144	—	10,166	(1,022)	[5]
Net intercompany purchased receivables	—	—	763	(763)	[5]
Proceeds from sale of finance receivables	183	—	183	—
Net intercompany borrowings	—	721	1	(722)	[6]
Investments and acquisitions (net of cash acquired)	(6)	(6)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	3	3	—	—
Proceeds from sale of securities	281	16	265	—
Investments in securities	(425)	(16)	(409)	—
Other – net	(37)	1	(38)	—
Net cash provided by (used for) investing activities	(1,354)	138	(101)	(1,391)

Cash flow from financing activities:
Dividends paid	(1,564)	(1,564)	—	—
Common stock issued, including treasury shares reissued	59	59	—	—
Common shares repurchased	(3,283)	(3,283)	—	—
Net intercompany borrowings	—	(1)	(721)	722	[6]
Proceeds from debt issued (original maturities greater than three months)	8,827	1,479	7,348	—
Payments on debt (original maturities greater than three months)	(6,062)	(8)	(6,054)	—
Short-term borrowings – net (original maturities three months or less)	(1,006)	—	(1,006)	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	(3,031)	(3,320)	(433)	722
Effect of exchange rate changes on cash	(47)	(38)	(9)	—
Increase (decrease) in cash and short-term investments and restricted cash	46	(588)	634	—
Cash and short-term investments and restricted cash at beginning of period	7,890	6,994	896	—
Cash and short-term investments and restricted cash at end of period	$7,936	$6,406	$1,530	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2018
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,099	$5,084	$360	$(345)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,065	1,410	655	—
Undistributed profit of Financial Products	—	(345)	—	345	[3]
Other	630	327	36	267	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(725)	19	(33)	(711)	[4,5]
Inventories	(1,822)	(1,774)	—	(48)	[4]
Accounts payable	496	544	(55)	7	[4]
Accrued expenses	(32)	(63)	31	—
Accrued wages, salaries and employee benefits	(418)	(403)	(15)	—
Customer advances	59	59	—	—
Other assets – net	394	343	(9)	60	[4]
Other liabilities – net	(1,271)	(1,321)	110	(60)	[4]
Net cash provided by (used for) operating activities	4,475	3,880	1,080	(485)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(921)	(822)	(99)	—
Expenditures for equipment leased to others	(1,208)	(23)	(1,258)	73	[4]
Proceeds from disposals of leased assets and property, plant and equipment	732	122	632	(22)	[4]
Additions to finance receivables	(9,092)	—	(10,151)	1,059	[5,7]
Collections of finance receivables	8,032	—	9,135	(1,103)	[5]
Net intercompany purchased receivables	—	—	(484)	484	[5]
Proceeds from sale of finance receivables	416	—	416	—
Net intercompany borrowings	—	66	—	(66)	[6]
Investments and acquisitions (net of cash acquired)	(357)	(357)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	14	20	—	(6)	[7]
Proceeds from sale of securities	363	154	209	—
Investments in securities	(417)	(21)	(396)	—
Other – net	24	25	(2)	1	[8]
Net cash provided by (used for) investing activities	(2,414)	(836)	(1,998)	420

Cash flow from financing activities:
Dividends paid	(1,444)	(1,444)	—	—
Common stock issued, including treasury shares reissued	292	292	1	(1)	[8]
Common shares repurchased	(2,000)	(2,000)	—	—
Net intercompany borrowings	—	—	(66)	66	[6]
Proceeds from debt issued (original maturities greater than three months)	7,073	47	7,026	—
Payments on debt (original maturities greater than three months)	(5,642)	(6)	(5,636)	—
Short-term borrowings – net (original maturities three months or less)	(465)	14	(479)	—
Other – net	(32)	(32)	—	—
Net cash provided by (used for) financing activities	(2,218)	(3,129)	846	65
Effect of exchange rate changes on cash	(117)	(106)	(11)	—
Increase (decrease) in cash and short-term investments and restricted cash	(274)	(191)	(83)	—
Cash and short-term investments and restricted cash at beginning of period	8,320	7,416	904	—
Cash and short-term investments and restricted cash at end of period	$8,046	$7,225	$821	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of businesses and investments.

[8]	Elimination of change in investment and common stock related to Financial Products.

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

Changes in internal control over financial reporting

During the third quarter of 2019, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3,4]	Average Price Paid per Share[2,3,4]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
July 1-31, 2019	6,619,309	$126.20	6,619,309	$7.128
August 1-31, 2019	2,437,000	$119.45	2,437,000	$6.837
September 1-30, 2019	1,279,101	$124.72	1,279,101	$6.677
Total	10,335,410	$124.43	10,335,410

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of September 30, 2019, approximately $6.7 billion remained available under the 2018 Authorization.

[2] During the second quarter of 2019, we entered into an accelerated stock repurchase (ASR) with a third-party financial institution to purchase $750 million of our common stock. In July 2019, upon final settlement of the ASR, we received an additional 0.8 million shares at an average price per share of $128.29.

[3] During the third quarter of 2019, we entered into an ASR with a third-party financial institution to purchase $500 million of our common stock. In July 2019, upon payment of the $500 million to the financial institution, we received 3.4 million shares. In August 2019, upon final settlement of the ASR, we received an additional 0.8 million shares. In total, we repurchased 4.2 million shares under this ASR at an average price per share of $119.23.

4 In July, August and September of 2019, we repurchased 2.4 million, 1.6 million and 1.3 million shares, respectively, for an aggregate of $678 million in open market transactions at an average price per share of $135.46, $119.56 and $124.72, respectively.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2019, we had 26 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the third quarter of 2019, approximately 107,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

4.1	Form of 2.600% Senior Note due 2029 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 19, 2019).

4.2	Form of 3.250% Senior Note due 2049 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 19, 2019).

10.1	364-Day Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.2	Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.3	Japan Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.4	Second Amended and Restated Three-Year Credit Agreement (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.5
Local Currency Addendum to the Second Amendment and Restated Three-Year Credit Agreement (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.6
Japan Local Currency Addendum to the Second Amended and Restated Three-Year Credit Agreement (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.7	Second Amended and Restated Five-Year Credit Agreement (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.8
Local Currency Addendum to the Second Amended and Restated Five-Year Credit Agreement (incorporated by reference from Exhibit 10.8 to the Company's Current Report on Form 8-K filed September 10, 2019).

10.9
Japan Local Currency Addendum to the Second Amended and Restated Five-Year Credit Agreement (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K filed September 10, 2019).

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

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

October 31, 2019	/s/ D. James Umpleby III	Chairman & Chief Executive Officer
D. James Umpleby III

October 31, 2019	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

October 31, 2019	/s/ Suzette M. Long	General Counsel & Corporate Secretary
Suzette M. Long

October 31, 2019	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel