Form 10-K
period 2019-12-31
CATERPILLAR INC
filed 2020-02-19
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-768

CATERPILLAR INC.
(Exact name of Registrant as specified in its charter)

Delaware				37-0602744
(State or other jurisdiction of incorporation)				(IRS Employer I.D. No.)
510 Lake Cook Road,	Suite 100,	Deerfield,	Illinois	60015
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code:  (224) 551-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock ($1.00 par value)	CAT	New York Stock Exchange (1)
9 3/8% Debentures due March 15, 2021	CAT21	New York Stock Exchange
8% Debentures due February 15, 2023	CAT23	New York Stock Exchange
5.3% Debentures due September 15, 2035	CAT35	New York Stock Exchange

(1)	In addition to the New York Stock Exchange, Caterpillar common stock is also listed on stock exchanges in France and Switzerland.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of June 28, 2019, there were 562,589,191 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $76.8 billion.

As of December 31, 2019, there were 550,082,610 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2020 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year.

i

PART I

Item 1.	Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2019 sales and revenues of $53.800 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three primary segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Currently, we have five operating segments, of which four are reportable segments and are described below.

Categories of Business Organization

1.               Machinery, Energy & Transportation — Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment and related corporate items and eliminations.

2.               Financial Products — Primarily includes the company’s Financial Products Segment.  This category includes Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings Inc. (Insurance Services) and their respective subsidiaries.

Other information about our operations in 2019, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction.  The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates markets and mining.

The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2019 focused on the next generation of construction machines.

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

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications.  Caterpillar offers a broad product range and services to deliver comprehensive solutions for our mining customers. We manufacture high productivity equipment for both surface and underground mining operations around the world. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management systems, equipment management analytics and autonomous machine capabilities.

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

The Resource Industries product portfolio includes the following machines and related parts:

· electric rope shovels	· longwall miners	· soil compactors
· draglines	· large wheel loaders	· machinery components
· hydraulic shovels	· off-highway trucks	· autonomous ready vehicles and
· rotary drills	· articulated trucks	solutions
· hard rock vehicles	· wheel tractor scrapers	· select work tools
· large track-type tractors	· wheel dozers	· hard rock continuous mining systems
· large mining trucks	· landfill compactors

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

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.  Principal global competitors include Cummins Inc., Deutz AG, INNIO, Rolls-Royce Power Systems and Wärtsilä Corp.  Other competitors, such as Fiat Industrial SpA (CNHI), GE Power, Kawasaki Heavy Industries Energy System & Plant Engineering, MAN Energy Solutions (VW), Mitsubishi Heavy Industries Ltd., Siemens Power and Gas,Volvo Penta AB, Weichai Power Co., Ltd., and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Aggreko plc, Baker Hughes Co., Generac Holdings, Kohler Power Systems, and others, are primarily packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include Alstom SA, Bombardier Transportation, CRRC Corp., LTD., The Greenbrier Companies, Siemens Mobility, Voestalpine AG, Vossloh AG and Wabtec Freight.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

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

Financial Products Segment

The business of our Financial Products Segment is primarily conducted by Cat Financial, Insurance Services and their respective subsidiaries.  Cat Financial is a wholly owned finance subsidiary of Caterpillar Inc. and its primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of the financing of Caterpillar equipment, machinery and engines. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term trade receivables from Caterpillar. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activity is conducted in North America, with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

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

Cat Financial’s retail loans (totaling 49 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing (24 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (25 percent*).

Cat Financial's retail leases (totaling 35 percent*) include:

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

Cat Financial also purchases short-term receivables from Caterpillar (14 percent*).

Cat Financial’s wholesale loans and leases (2 percent*) include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2019.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 7 — “Cat Financial Financing Activities” of Part II, Item 8 "Financial Statements and Supplementary Data."
_____________________________

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include, Australia and New Zealand Banking Group Limited, Banc of America Leasing & Capital LLC, BNP Paribas Leasing Solutions Limited, Wells Fargo Equipment Finance Inc. and various other banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Kubota Credit Corporation and Volvo Financial Services, which utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

Cat Financial’s financial results are largely dependent upon the ability of Caterpillar dealers to sell equipment and customers’ willingness to enter into financing or leasing agreements.  Cat Financial is also affected by, among other things, the availability of funds from its financing sources, its cost of funds relative to its competitors and general economic conditions such as inflation and market interest rates.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $13.7 billion at December 31, 2019 and $16.5 billion at December 31, 2018. Compared with year-end 2018, the order backlog decreased across the three primary segments. Of the total backlog at December 31, 2019, approximately $3.8 billion was not expected to be filled in 2020.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 46 located in the United States and 119 located outside the United States, serving 191 countries.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited are also sold through its worldwide network of 67 distributors covering 178 countries. The FG Wilson branded electric power generation systems primarily manufactured by our subsidiary Caterpillar Northern Ireland Limited are sold through its worldwide network of 150 distributors covering 109 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 20 distributors covering 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  Some products, primarily turbines and locomotives, are sold directly to end customers through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

While the large majority of our worldwide dealers are independently owned and operated, we own and operate a dealership in Japan that covers approximately 80% of the Japanese market: Nippon Caterpillar Division. We are currently operating this Japanese dealer directly and its results are reported in the All Other operating segment. There are also three independent dealers in the Southern Region of Japan.

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

Employment

As of December 31, 2019, we employed about 102,300 full-time persons of whom approximately 58,700 were located outside the United States. In the United States, we employed approximately 43,600 employees, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2019	2018
Inside U.S.	43,600	44,600
Outside U.S.	58,700	59,400
Total	102,300	104,000

By Region:
North America	43,900	44,900
EAME	18,400	18,000
Latin America	16,400	17,300
Asia/Pacific	23,600	23,800
Total	102,300	104,000

As of December 31, 2019, there were approximately 8,290 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Approximately 6,880 of such employees are covered by collective bargaining agreements with the UAW that expire on December 17, 2020 and March 1, 2023. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Part II, Item 8 “Financial Statements and Supplementary Data” to this Form 10-K.  In addition, the statements in this section and other sections of this Form 10-K, including in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results.  Forward-looking statements give current expectations or forecasts of future events about the company or our outlook.  You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could” and similar words or expressions.

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

Most countries where our products and services are sold have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures, as well as energy and mined products, which in turn affects sales of our products and services that support these activities.  Interest rate changes may also affect our customers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products. Increases in interest rates could negatively impact sales and create supply chain inefficiencies.

Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve or our suppliers, create supply chain inefficiencies and could adversely impact our business, results of operations and financial condition.

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

Government policies on taxes and spending also affect our business.  Throughout the world, government spending finances a significant portion of infrastructure development, such as highways, rail systems, airports, sewer and water systems, waterways and dams.  Tax regulations determine asset depreciation lives and impact the after-tax returns on business activity and investment, both of which influence investment decisions.  Unfavorable developments, such as decisions to reduce public spending or to increase taxes, could negatively impact our results.

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

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty.  This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”). Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•	imposition of new or additional tariffs or quotas;

•	withdrawal from or modification of trade agreements or the negotiation of new trade agreements;

•	imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	war or acts of terrorism; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store sensitive information relating to our business, customers, dealers, suppliers and employees. Operating these information technology systems and networks and processing and maintaining this data in a secure manner, is critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third party service providers to implement, will be sufficient to protect our systems, information or other property.

We have experienced cyber security threats and vulnerabilities in our systems and those of our third party providers, and we have experienced viruses and attacks targeting our information technology systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a future material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
In addition, data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation that became effective in May 2018, which may carry significant potential penalties for noncompliance.

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

In pursuing our business strategy, we routinely evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. We often compete with others for the same opportunities. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete complex transactions and manage post-closing matters such as the integration of acquired businesses. Further, while we seek to mitigate risks and liabilities of such transactions through due diligence, among other things, there may be risks and liabilities that our due diligence efforts fail to discover, that are not accurately or completely disclosed to us or that we inadequately assess. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. Risks associated with our past or future acquisitions also include the following:

•	the failure to achieve the acquisition's revenue or profit forecast;

•	the business culture of the acquired business may not match well with our culture;

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;

•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;

•	faulty assumptions may be made regarding the macroeconomic environment or the integration process;

•	unforeseen difficulties may arise in integrating operations, processes and systems;

•
higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting;

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

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.  Furthermore, we make strategic divestitures from time to time. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses following the transaction, including through guarantees or other financial arrangements.  Lower performance by those divested businesses could affect our future financial results.

Union disputes or other labor matters could adversely affect our operations and financial results.

Some of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates.  There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other disputes with labor unions or our employees.  We may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire.  If we fail to renegotiate our existing collective bargaining agreements, we could encounter strikes or work stoppages or other disputes with labor unions.  In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.  We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. A work stoppage or other limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations and financial condition. In addition, many of our customers and suppliers have unionized work forces. Strikes or work stoppages experienced by our customers or suppliers could have an adverse effect on our business, results of operations and financial condition.

Unexpected events may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, acts of terrorism or violence, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Natural disasters, pandemic illness, including the current COVID-19 outbreak, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, and disruption and delay in the transport of our products to dealers, end-users and distribution centers.  Existing insurance coverage may not provide protection for all of the costs that may arise from such events.

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

Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to their respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  There can be no assurance that Caterpillar and Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies.  Moody’s long- and short-term ratings of Caterpillar and Cat Financial are A3 and Prime-2 (“low-A”), while other major credit rating agencies maintain a “mid-A” debt rating. A downgrade of our credit rating by any of the major credit rating agencies would result in increased borrowing costs and could adversely affect Caterpillar’s and Cat Financial’s liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

Our Financial Products segment is subject to risks associated with the financial services industry.

Cat Financial is significant to our operations and provides financing support for a significant share of our global sales. The inability of Cat Financial to access funds to support its financing activities to our customers could have an adverse effect on our business, results of operations and financial condition.

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
Changes in interest rates and market liquidity conditions could have an adverse impact on Cat Financial's and our earnings and cash flows. Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business results are subject to fluctuations in interest rates. Certain loans made by Cat Financial and various financing extended to Cat Financial are made at variable rates that use LIBOR as a benchmark for establishing the interest rate.  LIBOR is the subject of recent proposals for reform.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established such that LIBOR continues to exist after 2021 or the establishment of an alternative reference rate(s).  Several offerings of securities that include such an alternative reference rate have now been completed by other companies. The consequences of these developments cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to Cat Financial, as well as the revenue and expenses associated with those securities, loans and financial instruments. Cat Financial has created a cross-functional team that will assess risk across multiple categories as it relates to the use of LIBOR in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. The team is also closely monitoring the progress of LIBOR reform and preparing to incorporate appropriate fallback language for transitioning to an alternative reference rate(s) into new agreements with customers. The team is reviewing how to best manage those customer agreements that extend beyond 2021 and utilize LIBOR.  Other changes in market interest rates may influence Cat Financial’s borrowing costs and could reduce its and our earnings and cash flows, returns on financial investments and the valuation of derivative contracts. Cat Financial manages interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows.  With respect to Insurance Services' investment activities, changes in the equity and bond markets could result in a decline in value of its investment portfolio, resulting in an unfavorable impact to earnings.

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

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and a certain level of future benefit payments. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected and result in increased contribution requirements.  Our assumptions for future benefit payments may also change over time and could be materially higher than originally projected. We expect to make contributions to our pension plans in the future, and may be required to make contributions that could be material.  We may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock or a combination of the foregoing, as permitted by applicable law. Our assumptions for future benefit payments may change over time and could be materially higher than projected.  These factors could significantly increase our payment obligations under the plans, and as a result, adversely affect our business and overall financial condition.

LEGAL & REGULATORY RISKS

Our global operations are subject to a wide-range of trade and anti-corruption laws and regulations.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violations may subject us to increased government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  Furthermore, embargoes and sanctions imposed by the U.S. and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal and civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our operations outside the United States, including in developing countries, expose us to the the risk of such violations. Violations of anti-corruption laws or regulations by our employees, intermediaries acting on our behalf, or our joint venture partners may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

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

We are subject to income taxes in the United States and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, changes in our overall profitability, changes in tax laws or treaties or in their application or interpretation, changes in tax rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected. For information regarding additional legal matters related to our taxes, please see Note 6 — “Income taxes” and Note 22 — “Environmental and legal matters” of Part II, Item 8 “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K.

Costs associated with lawsuits or investigations or adverse rulings in enforcement or other legal proceedings may have an adverse effect on our results of operations.

We are subject to a variety of legal proceedings and legal compliance risks in virtually every part of the world. We face risk of exposure to various types of claims, lawsuits and government investigations. We are involved in various claims and lawsuits related to product design, manufacture and performance liability (including claimed asbestos exposure), contracts, employment issues, environmental matters, intellectual property rights, tax, securities and other legal proceedings that arise in and outside of the ordinary course of our business.  The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims.  It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our reputation, business, results of operations or financial condition in any particular period.

The global and diverse nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time. In addition, subsequent developments in legal proceedings may affect our assessment and estimates of loss contingencies recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our reputation, business and results of operations or financial condition.

New regulations or changes in financial services regulation could adversely impact Caterpillar and Cat Financial.

Cat Financial’s operations are highly regulated by governmental authorities in the locations where it operates, which can impose significant additional costs and/or restrictions on its business. In the United States, for example, certain Cat Financial activities are subject to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which includes extensive provisions regulating the financial services industry. As a result, Cat Financial has become and could continue to become subject to additional regulatory costs that could be significant and have an adverse effect on Cat Financial’s and our results of operations and financial condition. Changes in regulations or additional regulations in the United States or internationally impacting the financial services industry could also add significant cost or operational constraints that might have an adverse effect on Cat Financial’s and our results of operations and financial condition.

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

Environmental laws and regulations may change from time to time, as may related interpretations and other guidance. Changes in environmental laws or regulations could result in higher expenses and payments, and uncertainty relating to environmental laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or our products, they could negatively impact our reputation, business, capital expenditures, results of operations, financial condition and competitive position.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Executive Officers of the Registrant.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
D. James Umpleby III (61)	Chairman of the Board (2018) and Chief Executive Officer (2017)	Group President (2013-2016)
Andrew R.J. Bonfield (57)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (50)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (53)	Group President (2016)	Vice President (2012-2016)
William P. Ainsworth (63)	Group President (2019)	President/CEO, Progress Rail & Senior Vice President and Strategic Advisor to Caterpillar Inc. (2017-2019), President/CEO, Progress Rail - Vice President (2014-2017)
Ramin Younessi (55)	Group President (2018)	Vice President (2013-2018)
Suzette M. Long (54)	Chief Legal Officer, General Counsel and Corporate Secretary (2017)	Interim Executive Vice President, Law and Public Policy (2017), Deputy General Counsel (2013-2017)
Cheryl C. Johnson (59)	Chief Human Resources Officer (2017)	Executive Vice President of Human Resources for a global multi-industry aerospace, defense and industrial manufacturing company (2012-2017)
G. Michael Marvel (58)	Chief Accounting Officer (2019)	Director of Corporate Financial Reporting (2018-2019), Chief Financial Officer for Solar Turbines Incorporated (2013-2018)

Item 2.	Properties.

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

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We operate Technical Centers located in Mossville, Illinois; Wuxi, China; and Chennai, India. Our demonstration centers are located in Tinaja Hills, Arizona; Edwards, Illinois; Chichibu, Japan and Malaga, Spain. We have various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

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

Remanufacturing and Components
Remanufacturing of our products is reported in our Energy & Transportation segment and is conducted primarily at the facilities in the following locations: Franklin, Indiana; Bogor, Indonesia; Corinth, Mississippi; Prentiss County, Mississippi; West Fargo, North Dakota; Piracicaba, Brazil; Shanghai, China; Nuevo Laredo, Mexico; and Shrewsbury, United Kingdom.
Component manufacturing is reported in the All Other segment and is conducted primarily at facilities in the following locations: East Peoria, Illinois; Mapleton, Illinois; Peoria, Illinois; Bogor, Indonesia; Menominee, Michigan; Boonville, Missouri; West Plains, Missouri; Goldsboro, North Carolina; Sumter, South Carolina; Tianjin, China; Xuzhou, China; Atessa, Italy; Bazzano, Italy; Frosinone, Italy; San Eusebio, Italy; Ramos Arizpe, Mexico; Pyeongtaek, South Korea; and Skinningrove, United Kingdom.
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

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Brazil: Campo Largo, Piracicaba
	Georgia: Athens, LaGrange	China: Suzhou, Wujiang, Xuzhou, Qingzhou
	Illinois: Decatur, East Peoria	France: Grenoble, Echirolles
	Kansas: Wamego	Hungary: Godollo
	Minnesota: Brooklyn Park	India: Thiruvallur
	North Carolina: Clayton, Sanford	Indonesia: Jakarta
	Texas: Victoria	Italy: Minerbio
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

Number of Shareholders: Shareholders of record at the end of 2019 totaled 25,985, compared with 26,938 at the end of 2018.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2019

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2014, and reinvestment of dividends issued thereafter.

170
120
70
Dollars
2014
2015
2016
2017
2018
2019
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index

	2014	2015	2016	2017	2018	2019
Caterpillar Inc.	$100.00	$77.03	$109.46	$191.59	$157.95	$188.77
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P 500 Machinery	$100.00	$97.47	$115.85	$140.22	$121.58	$157.29

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2019, we had 24 employee stock purchase plans (the “EIP Plans”) administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the fourth quarter of 2019, approximately 87,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3]	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
October 1-31, 2019	4,755,142	$137.65	4,755,142	$6.022
November 1-30, 2019	36,414	$137.31	36,414	$6.017
December 1-31, 2019	2,890	$139.73	2,890	$6.017
Total	4,794,446	$137.64	4,794,446

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of December 31, 2019, approximately $6.0 billion remained available under the 2018 Authorization.

[2] During the fourth quarter of 2019, we entered into an accelerated share repurchase agreement (ASR) with a third-party financial institution to purchase $600 million of our common stock. In October 2019, upon payment of $600 million to the financial institution, we received 3.5 million shares. In January 2020, upon final settlement of the ASR, we received an additional 0.7 million shares. In total, we repurchased 4.2 million shares under this ASR at an average price per share of $142.48.

3 In October of 2019, we repurchased 1.3 million shares for $158 million in open market transactions at an average price per share of $124.43. In November and December of 2019, we repurchased a minimal number of shares in open market transactions as illustrated in the above table.

Share repurchases in the table above are reported based on the trade dates.

Item 6.	Selected Financial Data.

Five-year Financial Summary
(Dollars in millions except per share data)
	2019	2018	2017	2016	2015
Years ended December 31,
Sales and revenues	$53,800	$54,722	$45,462	$38,537	$47,011
Percent inside the United States	42%	41%	41%	41%	41%
Percent outside the United States	58%	59%	59%	59%	59%
Sales	$50,755	$51,822	$42,676	$35,773	$44,147
Revenues	$3,045	$2,900	$2,786	$2,764	$2,864
Profit (loss) [1]	$6,093	$6,147	$754	$(67)	$2,512
Profit (loss) per common share [2]	$10.85	$10.39	$1.27	$(0.11)	$4.23
Profit (loss) per common share–diluted [3]	$10.74	$10.26	$1.26	$(0.11)	$4.18
Dividends declared per share of common stock	$3.95	$3.36	$3.11	$3.08	$3.01
Return on average common shareholders’ equity [4]	42.4%	44.1%	5.6%	(0.5)%	15.8%
Capital expenditures:
Property, plant and equipment	$1,056	$1,276	$898	$1,109	$1,388
Equipment leased to others	$1,613	$1,640	$1,438	$1,819	$1,873
Depreciation and amortization	$2,577	$2,766	$2,877	$3,034	$3,046
Research and development expenses	$1,693	$1,850	$1,842	$1,853	$2,134
As a percent of sales and revenues	3.1%	3.4%	4.1%	4.8%	4.5%
Average number of employees	103,400	101,500	96,000	99,500	110,800
December 31,
Total assets	$78,453	$78,509	$76,962	$74,704	$78,342
Long-term debt due after one year:
Consolidated	$26,281	$25,000	$23,847	$22,818	$25,169
Machinery, Energy & Transportation	$9,141	$8,005	$7,929	$8,436	$8,960
Financial Products	$17,140	$16,995	$15,918	$14,382	$16,209
Total debt:
Consolidated	$37,657	$36,553	$34,878	$36,783	$38,013
Machinery, Energy & Transportation	$9,162	$8,015	$7,936	$9,152	$9,486
Financial Products	$28,495	$28,538	$26,942	$27,631	$28,527

[1]	Profit (loss) attributable to common shareholders.

[2]	Computed on weighted-average number of shares outstanding.

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

Additional information required by Item 6 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2019 Form 10-K.
OVERVIEW
Our sales and revenues for 2019 were $53.800 billion, a 2 percent decrease from 2018 sales and revenues of $54.722 billion. The decrease was primarily due to lower sales volume. The sales volume decline was mostly due to changes in dealer inventories, partially offset by higher end-user demand. Sales were lower in EAME and Asia/Pacific, while North America and Latin America were about flat. Sales declined in Energy & Transportation and Construction Industries, while Resource Industries was about flat. Profit per share for 2019 was $10.74, compared to profit per share of $10.26 in 2018. Profit was $6.093 billion in 2019, compared with $6.147 billion in 2018. The decrease was primarily due to higher tax expense as operating profit was about flat. Operating profit was about flat as favorable price realization, lower selling, general and administrative (SG&A) and research and development (R&D) expenses and higher Financial Products’ profit were offset by higher manufacturing costs, lower sales volume and unfavorable currency impacts.
Fourth-quarter 2019 sales and revenues were $13.144 billion, down $1.198 billion, or 8 percent, from $14.342 billion in the fourth quarter of 2018. Fourth-quarter 2019 profit was $1.97 per share, compared with $1.78 per share in the fourth quarter of 2018. Fourth-quarter 2019 profit was $1.098 billion, compared with $1.048 billion in 2018.
Highlights for 2019 include:

•	Sales and revenues in 2019 were $53.800 billion, down 2 percent from 2018. Sales declined in Energy & Transportation and Construction Industries, while Resource Industries was about flat.

•	Operating profit as a percent of sales and revenues was 15.4 percent in 2019, compared with 15.2 percent in 2018.

•
Profit was $10.74 per share for 2019, and excluding the items in the table below, adjusted profit per share was $11.06. For 2018 profit was $10.26 per share, and excluding the items in the table below, adjusted profit per share was $11.22.

•	In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items:

	Full Year 2019		Full Year 2018
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$7,812	$10.74	$7,822	$10.26
Mark-to-market losses[1]	468	0.64	495	0.64
U.S. tax reform impact	—	(0.31)	—	(0.17)
Restructuring costs[2]	—	—	386	0.50
Deferred tax valuation allowance adjustments	—	—	—	(0.01)
Adjusted profit	$8,280	$11.06	$8,703	$11.22

[1] Profit per share at statutory tax rates.
[2] Profit per share for 2018 restructuring costs were at statutory tax rates. 2019 restructuring costs were not material.

•
Enterprise operating cash flow for 2019 was about $6.9 billion, compared with about $6.6 billion in 2018. Machinery, Energy & Transportation (ME&T) operating cash flow for 2019 was about $4.9 billion, more than sufficient to cover capital expenditures and dividends. ME&T operating cash flow for 2018 was about $6.3 billion.

Notes:

•	Glossary of terms included on pages 44-46; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on pages 58-59.

•
Some amounts within this report are rounded to the millions or billions and may not add. In addition, the sum of the components reported across periods may not equal the total amount reported year-to-date due to rounding.

2019 COMPARED WITH 2018
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2018 (at left) and 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $53.800 billion in 2019, a decrease of $922 million, or 2 percent, compared with $54.722 billion in 2018. The decrease was mostly due to lower sales volume driven by changes in dealer inventories, partially offset by higher end-user demand. Unfavorable currency impacts, primarily from a weaker euro, Australian dollar, Chinese yuan and Brazilian real, were mostly offset by favorable price realization. Sales decreased in Energy & Transportation and Construction Industries, while Resource Industries was about flat. Sales decreased in EAME and Asia/Pacific, while North America and Latin America were about flat.
North America sales were about flat compared with prior year as favorable price realization was mostly offset by lower sales volume. Sales volume declined primarily due to changes in dealer inventories as dealers increased inventories more during 2018 than 2019, partially offset by higher end-user demand.
Sales were about flat in Latin America as higher sales volume was offset by an unfavorable currency impact from a weaker Brazilian real. Sales volume increased due to higher end-user demand which was mostly offset by changes in dealer inventories as dealers increased inventories more during 2018 than 2019.
EAME sales decreased 6 percent primarily due to lower sales volume and the unfavorable impact of a weaker euro, partially offset by higher price realization. The decrease in sales volume was primarily due to changes in dealer inventories. Dealers increased inventories during 2018 and decreased inventories during 2019.
Asia/Pacific sales declined 4 percent primarily due to unfavorable currency impacts of a weaker Australian dollar and Chinese yuan and lower sales volume. Sales volume decreased due to changes in dealer inventories, partially offset by higher end-user demand. Dealer inventories increased more during 2018 than 2019.
Dealer machine and engine inventories increased about $2.3 billion in 2018, compared with an increase of about $800 million in 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventories to decline about $1.0 to $1.5 billion during 2020.

Sales and Revenues by Segment
(Millions of dollars)	2018	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2019	$ Change	% Change
Construction Industries	$23,237	$(560)	$349	$(349)	$(28)	$22,649	$(588)	(3%)
Resource Industries	10,270	(260)	306	(121)	81	10,276	6	—%
Energy & Transportation	22,785	(116)	55	(286)	(341)	22,097	(688)	(3%)
All Other Segment	482	(24)	—	(3)	45	500	18	4%
Corporate Items and Eliminations	(4,952)	(57)	—	(1)	243	(4,767)	185
Machinery, Energy & Transportation	51,822	(1,017)	710	(760)	—	50,755	(1,067)	(2%)

Financial Products Segment	3,279	—	—	—	155	3,434	155	5%
Corporate Items and Eliminations	(379)	—	—	—	(10)	(389)	(10)
Financial Products Revenues	2,900	—	—	—	145	3,045	145	5%

Consolidated Sales and Revenues	$54,722	$(1,017)	$710	$(760)	$145	$53,800	$(922)	(2%)

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
2019
Construction Industries	$11,455	7%	$1,533	4%	$4,012	(9%)	$5,556	(14%)	$22,556		(2%)	$93	(23%)	$22,649	(3%)
Resource Industries	3,632	8%	1,533	(7%)	1,836	(17%)	2,812	5%	9,813		(1%)	463	21%	10,276	—%
Energy & Transportation	8,864	(8%)	1,389	4%	4,994	1%	3,238	12%	18,485		(2%)	3,612	(9%)	22,097	(3%)
All Other Segment	25	(60%)	7	133%	28	56%	67	(4%)	127		(18%)	373	14%	500	4%
Corporate Items and Eliminations	(192)		—		(20)		(14)		(226)			(4,541)		(4,767)
Machinery, Energy & Transportation	23,784	—%	4,462	—%	10,850	(6%)	11,659	(4%)	50,755		(2%)	—	—%	50,755	(2%)

Financial Products Segment	2,235	4%	299	6%	408	5%	492	7%	3,434	[1]	5%	—	—%	3,434	5%
Corporate Items and Eliminations	(234)		(51)		(35)		(69)		(389)			—		(389)
Financial Products Revenues	2,001	4%	248	6%	373	3%	423	10%	3,045		5%	—	—%	3,045	5%

Consolidated Sales and Revenues	$25,785	1%	$4,710	—%	$11,223	(6%)	$12,082	(3%)	$53,800		(2%)	$—	—%	$53,800	(2%)

2018
Construction Industries	$10,754		$1,479		$4,410		$6,473		$23,116			$121		$23,237
Resource Industries	3,357		1,647		2,217		2,667		9,888			382		10,270
Energy & Transportation	9,685		1,331		4,934		2,882		18,832			3,953		22,785
All Other Segment	63		3		18		70		154			328		482
Corporate Items and Eliminations	(155)		—		(11)		(2)		(168)			(4,784)		(4,952)
Machinery, Energy & Transportation	23,704		4,460		11,568		12,090		51,822			—		51,822

Financial Products Segment	2,153		281		387		458		3,279	[1]		—		3,279
Corporate Items and Eliminations	(234)		(46)		(26)		(73)		(379)			—		(379)
Financial Products Revenues	1,919		235		361		385		2,900			—		2,900

Consolidated Sales and Revenues	$25,623		$4,695		$11,929		$12,475		$54,722			$—		$54,722

[1] Includes revenues from Machinery, Energy & Transportation of $524 million and $470 million in 2019 and 2018, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between 2018 (at left) and 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit was $8.290 billion in 2019, about flat with $8.293 billion in 2018. Favorable price realization mostly offset higher manufacturing costs. Lower sales volume offset favorable selling, general and administrative (SG&A) and research and development (R&D) expenses and higher profit from Financial Products.
Manufacturing costs increased due to higher warranty expense, increased variable labor and burden, unfavorable cost absorption, and higher material costs. Cost absorption was unfavorable as inventory increased during 2018, compared with a decrease during 2019. The increase was partially offset by lower period manufacturing costs driven by lower short-term incentive compensation expense and the favorable impact of restructuring and cost-reduction actions.
SG&A/R&D expenses decreased due to lower short-term incentive compensation expense, partially offset by investments aligned with the company’s strategic growth initiatives.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Short-term incentive compensation expense in 2018 was about $1.4 billion, compared with about $700 million in 2019.
For 2020, we expect short-term incentive compensation expense will be about $800 million. We also expect lower manufacturing costs.
Operating profit margin was 15.4 percent in 2019, compared with 15.2 percent in 2018.

Profit by Segment
(Millions of dollars)	2019	2018	$ Change	% Change
Construction Industries	$3,931	$4,174	$(243)	(6%)
Resource Industries	1,629	1,603	26	2%
Energy & Transportation	3,910	3,938	(28)	(1%)
All Other Segment	4	23	(19)	(83%)
Corporate Items and Eliminations	(1,504)	(1,583)	79
Machinery, Energy & Transportation	7,970	8,155	(185)	(2%)

Financial Products Segment	832	505	327	65%
Corporate Items and Eliminations	(81)	17	(98)
Financial Products	751	522	229	44%
Consolidating Adjustments	(431)	(384)	(47)
Consolidated Operating Profit	$8,290	$8,293	$(3)	—%

Other Profit/Loss and Tax Items

•	Interest expense excluding Financial Products in 2019 was $421 million, compared with $404 million in 2018. The increase was due to higher average debt outstanding during 2019 than 2018.

•
Other income (expense) in 2019 was expense of $57 million, compared with expense of $67 million in 2018. The decrease was due to a lower expected return on pension and other postretirement benefit (OPEB) plan assets more than offset by lower foreign exchange losses, unrealized and realized gains on marketable securities at Insurance Services and the favorable impact of commodity hedges.

•
The provision for income taxes for 2019 reflected an annual effective tax rate of 25.2 percent, compared with 24.1 percent for 2018, excluding the discrete items discussed in the following paragraph. The increase from 2018 was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end. These provisions did not apply to these subsidiaries in 2018.

The provision for income taxes also included the following:

◦
A tax benefit of $178 million to adjust previously unrecognized tax benefits as a result of receipt of additional guidance in 2019 related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform. In 2018, the mandatory deemed repatriation estimate increased by $50 million.

◦
A tax benefit of $41 million in 2019, compared with $56 million in 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

◦	A net benefit of $183 million in 2018 to adjust deferred tax balances. (See Note – 6 “Income Taxes” of Part II, Item 8 “Financial Statements and Supplementary Data” for more information.)
Construction Industries
Construction Industries’ total sales were $22.649 billion for 2019, a decrease of $588 million, or 3 percent, compared with $23.237 billion for 2018. The decrease was primarily due to lower sales volume driven by changes in dealer inventories, partially offset by higher end-user demand. Dealer inventories increased significantly more during 2018 than during 2019. Favorable price realization was offset by unfavorable currency impacts from a weaker euro, Chinese yuan and Australian dollar.
Sales increased in North America and Latin America, and decreased in Asia/Pacific and EAME.

•	In North America, the sales increase was primarily due to higher demand for construction equipment and favorable price realization.

•	Sales were higher in Latin America. While construction activities remained at low levels, the increase was driven by road and non-residential construction activities.

•
Sales decreased in EAME primarily due to changes in dealer inventories and the unfavorable impact of a weaker euro, partially offset by favorable price realization. Dealer inventories increased during 2018, compared with a decrease during 2019.

•
Sales in Asia/Pacific decreased mostly due to lower demand, including changes in dealer inventories, and unfavorable currency impacts. The unfavorable currency impacts were due to a weaker Chinese yuan and Australian dollar. Dealers increased inventories during 2018 and decreased inventories during 2019. The lower demand was primarily in China due to continued competitive pressures. In addition, demand was lower across the region.

Construction Industries’ profit was $3.931 billion in 2019, a decrease of $243 million, or 6 percent, compared with $4.174 billion in 2018. The decrease was primarily due to lower sales volume, including an unfavorable mix of products, and higher manufacturing costs, which were partially offset by favorable price realization and lower SG&A/R&D expenses. Manufacturing costs increased primarily due to unfavorable variable labor and burden. Lower SG&A/R&D expenses were due to lower short-term incentive compensation expense, partially offset by investments aligned with the company’s strategic growth initiatives.
Construction Industries’ profit as a percent of total sales was 17.4 percent in 2019, compared with 18.0 percent in 2018.
Resource Industries
Resource Industries’ total sales were $10.276 billion in 2019, about flat with $10.270 billion in 2018. Higher end-user demand for equipment and favorable price realization were offset by changes in dealer inventories and unfavorable currency impacts, primarily the weaker Australian dollar and euro. Higher end-user demand was driven by increased capital investment by mining customers to support ongoing mine site operations. End-user demand also increased for our non-residential construction and quarry and aggregate customers. Dealers increased inventories more significantly during 2018 than during 2019.
Resource Industries’ profit was $1.629 billion in 2019, an increase of $26 million, or 2 percent, compared with $1.603 billion in 2018. The improvement was mostly due to favorable price realization, partially offset by higher manufacturing costs. Manufacturing costs increased due to higher warranty expense, unfavorable cost absorption, increased variable labor and burden and higher material costs, partially offset by the favorable period manufacturing costs due to the impact of restructuring and cost-reduction actions and lower short-term incentive compensation expense. Cost absorption was unfavorable as inventory increased more during 2018 than 2019.
Resource Industries’ profit as a percent of total sales was 15.9 percent in 2019, compared with 15.6 percent in 2018.
Energy & Transportation

Sales by Application
(Millions of dollars)	2019	2018	$ Change	% Change
Oil and Gas	$5,205	$5,763	$(558)	(10%)
Power Generation	4,474	4,334	140	3%
Industrial	3,749	3,640	109	3%
Transportation	5,057	5,095	(38)	(1%)
External Sales	18,485	18,832	(347)	(2%)
Inter-Segment	3,612	3,953	(341)	(9%)
Total Sales	$22,097	$22,785	$(688)	(3%)

Energy & Transportation’s total sales were $22.097 billion in 2019, compared with $22.785 billion in 2018. Sales declined primarily due to lower inter-segment engine sales and unfavorable currency impacts, primarily from the weaker euro and Australian dollar.

▪
Oil and Gas – Sales decreased in North America primarily due to lower new equipment demand for well servicing and the timing of turbine project deliveries for gas compression and production. Lower sales in North America were partially offset by increases in all other regions, primarily Asia/Pacific.

▪
Power Generation – Sales increased mostly due to higher deliveries of diesel reciprocating engines in North America and higher turbine sales across all regions. The increase was partially offset by lower diesel reciprocating engine sales in EAME and Asia/Pacific driven by unfavorable currency impacts and lower volume.

▪	Industrial – Sales improved primarily in North America and Asia/Pacific driven by higher end-user demand.

▪	Transportation – Sales were about flat as lower locomotive sales were offset by stronger marine demand.
Energy & Transportation’s profit was $3.910 billion for 2019, a decrease of $28 million, or 1 percent, compared with $3.938 billion for 2018. The decrease was mostly due to lower sales volumes, partially offset by lower SG&A/R&D expenses. Lower SG&A/R&D expenses were primarily due to lower short-term incentive compensation expense. Higher manufacturing costs were more than offset by favorable price realization and favorable other operating (income) expenses.

Energy & Transportation’s profit as a percent of total sales was 17.7 percent in 2019, compared with 17.3 percent in 2018.
Financial Products Segment
Financial Products’ segment revenues were $3.434 billion, an increase of $155 million, or 5 percent, from 2018. The increase was primarily due to higher average financing rates in North America and Asia/Pacific, an increase in earned premiums from Insurance Services across all regions and higher average earning assets in North America. These favorable impacts were partially offset by the absence of fees associated with an intercompany credit facility in North America.
Financial Products’ segment profit was $832 million in 2019, compared with $505 million in 2018. Most of the increase was due to lower provision for credit losses at Cat Financial, driven by a lower allowance rate compared with 2018. The lower allowance rate was due to write-offs of accounts in 2019 that were reserved for in 2018, primarily in the Cat Power Finance portfolio. In addition, there was a favorable impact from an increase in net yield on average earning assets and a favorable impact from equity securities in Insurance Services. These favorable impacts were partially offset by higher SG&A expenses and the absence of the intercompany credit facility.
At the end of 2019, past dues at Cat Financial were 3.14 percent, compared with 3.55 percent at the end 2018. Write-offs, net of recoveries, were $237 million for 2019, an increase from $189 million for 2018, primarily due to Mining, Caterpillar Power Finance and EAME, partially offset by a decrease in Latin America. The increase in Mining was due to a small number of customer balances written off in 2019, while the increases in Caterpillar Power Finance and EAME were concentrated in the marine portfolio and the Middle East, respectively. As of December 31, 2019, Cat Financial’s allowance for credit losses totaled $424 million, or 1.50 percent of finance receivables, compared with $511 million, or 1.80 percent of finance receivables, at December 31, 2018.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.585 billion in 2019, an increase of $19 million from 2018. The increase was primarily due to methodology differences, mostly offset by lower restructuring costs and timing differences.

FOURTH QUARTER 2019 COMPARED WITH FOURTH QUARTER 2018
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the fourth quarter of 2018 (at left) and the fourth quarter of 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues of $13.144 billion in the fourth quarter of 2019 decreased $1.198 billion, or 8 percent, compared with $14.342 billion in the fourth quarter of 2018. The decline was due to lower sales volume driven by the impact from changes in dealer inventories and lower end-user demand, primarily in Construction Industries and Resource Industries. Dealers decreased machine and engine inventories about $700 million during the fourth quarter of 2019, compared with an increase of about $200 million during the fourth quarter of 2018.
The largest sales decrease was in North America, which declined 14 percent due to lower demand, including changes in dealer inventories. Dealer inventories increased during the fourth quarter of 2018, compared with a decrease during the fourth quarter of 2019.
Sales decreased 16 percent in Latin America due to lower demand across the region.
EAME sales decreased 6 percent primarily due to changes in dealer inventories and unfavorable currency impacts, primarily from the weaker euro. Dealer inventories decreased more during the fourth quarter of 2019 than the fourth quarter of 2018.
Asia/Pacific sales were about flat as higher sales volume was offset by unfavorable price realization and currency impacts, primarily from the weaker Australian dollar. Sales volume was higher as improved end-user demand was partially offset by changes in dealer inventories. Dealer inventories increased more during the fourth quarter of 2018 than the fourth quarter of 2019.
Dealers decreased machine and engine inventories about $700 million during the fourth quarter of 2019, compared with an increase of about $200 million during the fourth quarter of 2018. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Fourth Quarter 2018	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Fourth Quarter 2019	$ Change	% Change
Construction Industries	$5,705	$(565)	$(86)	$(32)	$(2)	$5,020	$(685)	(12%)
Resource Industries	2,797	(430)	17	(22)	33	2,395	(402)	(14%)
Energy & Transportation	6,287	(25)	(27)	(47)	(239)	5,949	(338)	(5%)
All Other Segment	129	(10)	—	—	24	143	14	11%
Corporate Items and Eliminations	(1,288)	(16)	1	(2)	184	(1,121)	167
Machinery, Energy & Transportation	13,630	(1,046)	(95)	(103)	—	12,386	(1,244)	(9%)

Financial Products Segment	812	—	—	—	34	846	34	4%
Corporate Items and Eliminations	(100)	—	—	—	12	(88)	12
Financial Products Revenues	712	—	—	—	46	758	46	6%

Consolidated Sales and Revenues	$14,342	$(1,046)	$(95)	$(103)	$46	$13,144	$(1,198)	(8%)

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Fourth Quarter 2019
Construction Industries	$2,249	(18%)	$409	9%	$850	(20%)	$1,475	—%	$4,983		(12%)	$37	(5%)	$5,020	(12%)
Resource Industries	834	(8%)	313	(33%)	526	(5%)	603	(23%)	2,276		(16%)	119	38%	2,395	(14%)
Energy & Transportation	2,287	(11%)	354	(18%)	1,578	5%	947	26%	5,166		(2%)	783	(23%)	5,949	(5%)
All Other Segment	2	(88%)	—	—%	5	(17%)	22	47%	29		(26%)	114	27%	143	11%
Corporate Items and Eliminations	(50)		—		(5)		(13)		(68)			(1,053)		(1,121)
Machinery, Energy & Transportation	5,322	(14%)	1,076	(16%)	2,954	(6%)	3,034	—%	12,386		(9%)	—	—%	12,386	(9%)

Financial Products Segment	554	2%	74	9%	102	21%	116	1%	846	[1]	4%	—	—%	846	4%
Corporate Items and Eliminations	(50)		(14)		(9)		(15)		(88)			—		(88)
Financial Products Revenues	504	5%	60	3%	93	22%	101	2%	758		6%	—	—%	758	6%

Consolidated Sales and Revenues	$5,826	(13%)	$1,136	(15%)	$3,047	(5%)	$3,135	—%	$13,144		(8%)	$—	—%	$13,144	(8%)

Fourth Quarter 2018
Construction Industries	$2,749		$374		$1,063		$1,480		$5,666			$39		$5,705
Resource Industries	906		466		554		785		2,711			86		2,797
Energy & Transportation	2,569		434		1,509		753		5,265			1,022		6,287
All Other Segment	16		2		6		15		39			90		129
Corporate Items and Eliminations	(47)		1		(3)		(2)		(51)			(1,237)		(1,288)
Machinery, Energy & Transportation	6,193		1,277		3,129		3,031		13,630			—		13,630

Financial Products Segment	545		68		84		115		812	[1]		—		812
Corporate Items and Eliminations	(66)		(10)		(8)		(16)		(100)			—		(100)
Financial Products Revenues	479		58		76		99		712			—		712

Consolidated Sales and Revenues	$6,672		$1,335		$3,205		$3,130		$14,342			$—		$14,342

[1] Includes revenues from Machinery, Energy & Transportation of $126 million and $125 million in the three months ended December 30, 2019 and 2018, respectively.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in consolidated operating profit between the fourth quarter of 2018 (at left) and the fourth quarter of 2019 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the fourth quarter of 2019 was $1.850 billion, a decrease of $33 million, or 2 percent, compared with $1.883 billion in the fourth quarter of 2018. The decrease was primarily due to lower sales volume, mostly offset by lower SG&A and R&D expenses and higher profit from Financial Products.
Lower SG&A/R&D expenses were mostly due to a reduction in short-term incentive compensation expense and timing of R&D expenses.
Financial Products’ operating profit was higher, primarily due to lower provisions for credit losses related to the Cat Power Finance portfolio compared with the fourth quarter of 2018.
In addition, favorable manufacturing costs were mostly offset by unfavorable price realization. Manufacturing costs decreased primarily due to lower period manufacturing and material costs, partially offset by higher warranty expense. Period manufacturing costs declined mainly due to lower short-term incentive compensation and the favorable impact of restructuring and cost-reduction actions.
Short-term incentive compensation expense was about $120 million in the fourth quarter of 2019, compared with about $310 million in the fourth quarter of 2018.
Operating profit margin in the fourth quarter of 2019 was 14.1 percent, compared with 13.1 percent in the fourth quarter of 2018.

Profit (Loss) by Segment
(Millions of dollars)	Fourth Quarter 2019	Fourth Quarter 2018	$ Change	% Change
Construction Industries	$659	$845	$(186)	(22%)
Resource Industries	261	400	(139)	(35%)
Energy & Transportation	1,165	1,079	86	8%
All Other Segment	(11)	(47)	36	77%
Corporate Items and Eliminations	(325)	(375)	50
Machinery, Energy & Transportation	1,749	1,902	(153)	(8%)

Financial Products Segment	210	29	181	624%
Corporate Items and Eliminations	(6)	54	(60)
Financial Products	204	83	121	146%
Consolidating Adjustments	(103)	(102)	(1)
Consolidated Operating Profit	$1,850	$1,883	$(33)	(2%)

Other Profit/Loss and Tax Items

•
Interest expense excluding Financial Products in the fourth quarter of 2019 was $112 million, compared with $99 million in the fourth quarter of 2018. The increase was due to higher average debt outstanding during the fourth quarter of 2019, compared with the fourth quarter of 2018.

•
Other income (expense) in the fourth quarter of 2019 was expense of $373 million, compared with expense of $417 million in the fourth quarter of 2018. The decrease in expense was due to the favorable impact of commodity hedges, higher realized gains and lower unrealized losses on marketable securities at Insurance Services, which were partially offset by unfavorable pension and OPEB costs.

•
The provision for income taxes in the fourth quarter reflected an annual effective tax rate of 25.2 percent, compared with 24.1 percent for the full year of 2018, excluding discrete items discussed in the following paragraph. The increase from 2018 was largely driven by the application of U.S. tax reform provisions to the earnings of certain non-U.S. subsidiaries, which do not have a calendar fiscal year-end. These provisions did not apply to these subsidiaries in 2018.

The provision for income taxes also included the following:

◦	The change from the third-quarter estimated annual tax rate of 26 percent to the annual effective tax rate of 25.2 percent resulted in a $54 million tax benefit in the fourth quarter of 2019.

◦
A tax benefit of $13 million in the fourth quarter of 2019, compared to $4 million in the fourth quarter of 2018, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

◦	A net tax benefit of $13 million in the fourth quarter of 2018 for other discrete items.
Construction Industries
Construction Industries’ total sales were $5.020 billion in the fourth quarter of 2019, a decrease of $685 million, or 12 percent, compared with $5.705 billion in the fourth quarter of 2018. The decrease was due to lower sales volume, driven mostly by the impact from changes in dealer inventories. Dealers decreased inventories during the fourth quarter of 2019, compared with dealer inventories that were about flat during the fourth quarter of 2018. Unfavorable price realization also contributed to the decline in sales.

•
In North America, sales decreased due to lower demand driven by the impact from changes in dealer inventories, while end-user demand was about flat. Dealers decreased inventories during the fourth quarter of 2019, compared with an increase during the fourth quarter of 2018.

•	Sales were higher in Latin America. While construction activities remained at low levels, the increase was driven by road and residential construction activities.

•
In EAME, the sales decrease was primarily due to the impact from changes in dealer inventories and lower end-user demand across most of the region. Dealers decreased inventories more during the fourth quarter of 2019 than during the fourth quarter of 2018.

•	Sales in Asia/Pacific were about flat as unfavorable price realization was mostly offset by a few countries’ higher sales volume.
Construction Industries’ profit was $659 million in the fourth quarter of 2019, a decrease of $186 million, or 22 percent, compared with $845 million in the fourth quarter of 2018. The decrease was primarily due to lower sales volume.
In addition, favorable manufacturing costs were mostly offset by unfavorable price realization. Manufacturing costs decreased due to lower period manufacturing and material costs. Period manufacturing costs declined mainly due to the favorable impact of restructuring and cost-reduction actions as well as lower short-term incentive compensation.
Construction Industries’ profit as a percent of total sales was 13.1 percent in the fourth quarter of 2019, compared with 14.8 percent in the fourth quarter of 2018.
Resource Industries
Resource Industries’ total sales were $2.395 billion in the fourth quarter of 2019, a decrease of $402 million, or 14 percent, compared with $2.797 billion in the fourth quarter of 2018. The decrease was due to lower sales volume, driven by changes in dealer inventories and lower end-user demand. Dealers increased inventories during the fourth quarter of 2018, compared with a decrease during the fourth quarter of 2019. While commodity prices are generally supportive of reinvestment, the company continues to believe mining customers remained disciplined in their capital expenditures due to economic uncertainty, resulting in lower sales in the quarter. In addition, end-user demand decreased for equipment supporting non-residential construction.
Resource Industries’ profit was $261 million in the fourth quarter of 2019, a decrease of $139 million, or 35 percent, compared with $400 million in the fourth quarter of 2018. The decrease was mainly due to lower sales volume, partially offset by lower SG&A/R&D expenses and favorable price realization. The decrease in SG&A/R&D expenses reflected a reduction in short-term incentive compensation expense and timing of R&D expenses.
Resource Industries’ profit as a percent of total sales was 10.9 percent in the fourth quarter of 2019, compared with 14.3 percent in the fourth quarter of 2018.
Energy & Transportation

Sales by Application
(Millions of dollars)	Fourth Quarter 2019	Fourth Quarter 2018	$ Change	% Change
Oil and Gas	$1,523	$1,719	$(196)	(11%)
Power Generation	1,294	1,271	23	2%
Industrial	908	902	6	1%
Transportation	1,441	1,373	68	5%
External Sales	5,166	5,265	(99)	(2%)
Inter-Segment	783	1,022	(239)	(23%)
Total Sales	$5,949	$6,287	$(338)	(5%)

Energy & Transportation’s total sales were $5.949 billion in the fourth quarter of 2019, a decrease of $338 million, or 5 percent, compared with $6.287 billion in the fourth quarter of 2018. Sales declined primarily due to lower inter-segment engine sales and unfavorable currency impacts.

•	Oil and Gas - Sales were lower mainly in North America. The sales decline was largely due to lower demand for reciprocating engines used in gas compression and lower turbine project deliveries.

•	Power Generation - Sales increased slightly primarily due to higher deliveries for turbines in EAME.

•	Industrial - Sales were about flat as slightly higher sales in North America were partially offset by lower sales in Latin America and EAME.

•	Transportation - Sales were higher mainly due to stronger marine demand in EAME.
Energy & Transportation’s profit was $1.165 billion in the fourth quarter of 2019, an increase of $86 million, or 8 percent, compared with $1.079 billion in the fourth quarter of 2018. The increase was mostly due to lower SG&A/R&D expenses, primarily due to a reduction in short-term incentive compensation expense and lower R&D project expenses. Lower manufacturing costs were mostly offset by lower sales volume.

Energy & Transportation’s profit as a percent of total sales was 19.6 percent in the fourth quarter of 2019, compared with 17.2 percent in the fourth quarter of 2018.
Financial Products Segment
Financial Products’ segment revenues were $846 million in the fourth quarter of 2019, an increase of $34 million, or 4 percent, from the fourth quarter of 2018. The increase was primarily due to a favorable impact from returned or repossessed equipment in Europe and higher average financing rates in North America.
Financial Products’ segment profit was $210 million in the fourth quarter of 2019, compared with $29 million in the fourth quarter of 2018. Most of the increase was due to lower provision for credit losses at Cat Financial, driven by a lower allowance rate compared with 2018. The lower allowance rate was due to write-offs of accounts in 2019 that were reserved for in 2018, primarily in the Cat Power Finance portfolio. In addition, there was a favorable impact from equity securities in Insurance Services, as well as favorable impacts from an increase in net yield on average earning assets and returned or repossessed equipment. These favorable impacts were partially offset by higher SG&A expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $331 million in the fourth quarter of 2019, an increase of $10 million from the fourth quarter of 2018. The increase was primarily due to methodology differences, offset by timing differences and lower restructuring costs.
2018 COMPARED WITH 2017

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2017 (at left) and 2018 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $54.722 billion in 2018, an increase of $9.260 billion, or 20 percent, compared with $45.462 billion in 2017. The increase was primarily due to higher sales volume driven by improved demand for equipment across the three primary segments, including changes in dealer inventories. Favorable price realization across the three primary segments also contributed to the sales improvement. In addition, sales were higher due to currency impacts, primarily from a stronger euro. Financial Products’ revenues increased slightly.
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
EAME sales increased 16 percent primarily due to higher demand, including changes in dealer inventories. The improvement in demand was primarily in Europe. The impact of a stronger euro and favorable price realization also contributed to higher sales. Dealer inventories increased more significantly in 2018 than in 2017.

Asia/Pacific sales increased 28 percent primarily due to higher demand in several countries across the region, including changes in dealer inventories and favorable price realization. Dealer inventories increased during 2018 as compared with dealer inventories that were about flat in 2017.
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

Sales and Revenues by Segment
(Millions of dollars)	2017	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2018	$ Change	% Change
Construction Industries	$19,240	$3,663	$122	$198	$14	$23,237	$3,997	21%
Resource Industries	7,861	2,082	316	(14)	25	10,270	2,409	31%
Energy & Transportation	19,382	2,637	163	68	535	22,785	3,403	18%
All Other Segment	570	(26)	(1)	3	(64)	482	(88)	(15)%
Corporate Items and Eliminations	(4,377)	(65)	1	(1)	(510)	(4,952)	(575)
Machinery, Energy & Transportation	42,676	8,291	601	254	—	51,822	9,146	21%

Financial Products Segment	3,093	—	—	—	186	3,279	186	6%
Corporate Items and Eliminations	(307)	—	—	—	(72)	(379)	(72)
Financial Products Revenues	2,786	—	—	—	114	2,900	114	4%

Consolidated Sales and Revenues	$45,462	$8,291	$601	$254	$114	$54,722	$9,260	20%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues		Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$	% Chg
2018
Construction Industries	$10,754	23%	$1,479	6%	$4,410	17%	$6,473	24%	$23,116	21%	$121	13%	$23,237	21%
Resource Industries	3,357	30%	1,647	29%	2,217	25%	2,667	43%	9,888	32%	382	7%	10,270	31%
Energy & Transportation	9,685	22%	1,331	6%	4,934	11%	2,882	25%	18,832	18%	3,953	16%	22,785	18%
All Other Segment	63	(10%)	3	—%	18	(67%)	70	37%	154	(13%)	328	(16%)	482	(15%)
Corporate Items and Eliminations	(155)		—		(11)		(2)		(168)		(4,784)		(4,952)
Machinery, Energy & Transportation	23,704	23%	4,460	13%	11,568	16%	12,090	28%	51,822	21%	—	—%	51,822	21%

Financial Products Segment	2,153	7%	281	(8%)	387	(7%)	458	26%	3,279	6%	—	—%	3,279	6%
Corporate Items and Eliminations	(234)		(46)		(26)		(73)		(379)		—		(379)
Financial Products Revenues	1,919	6%	235	(10%)	361	(10%)	385	24%	2,900	4%	—	—%	2,900	4%

Consolidated Sales and Revenues	$25,623	22%	$4,695	12%	$11,929	15%	$12,475	28%	$54,722	20%	$—	—%	$54,722	20%

2017
Construction Industries	$8,742		$1,396		$3,760		$5,235		$19,133		$107		$19,240
Resource Industries	2,582		1,281		1,775		1,866		7,504		357		7,861
Energy & Transportation	7,959		1,261		4,431		2,313		15,964		3,418		19,382
All Other Segment	70		3		54		51		178		392		570
Corporate Items and Eliminations	(97)		(1)		(6)		1		(103)		(4,274)		(4,377)
Machinery, Energy & Transportation	19,256		3,940		10,014		9,466		42,676		—		42,676

Financial Products Segment	2,006		306		418		363		3,093		—		3,093
Corporate Items and Eliminations	(190)		(46)		(19)		(52)		(307)		—		(307)
Financial Products Revenues	1,816		260		399		311		2,786		—		2,786

Consolidated Sales and Revenues	$21,072		$4,200		$10,413		$9,777		$45,462		$—		$45,462

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
Manufacturing costs were higher due to increased material and freight costs, partially offset by lower warranty expense. Material costs were higher primarily due to increases in steel prices. The impact of tariffs on material costs was about $110 million during 2018. Freight costs were unfavorable primarily due to supply chain inefficiencies as the industry responds to strong global demand.
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

Profit (Loss) by Segment
(Millions of dollars)	2018	2017	$ Change	% Change
Construction Industries	$4,174	$3,255	$919	28%
Resource Industries	1,603	698	905	130%
Energy & Transportation	3,938	2,856	1,082	38%
All Other Segment	23	(44)	67	152%
Corporate Items and Eliminations	(1,583)	(2,659)	1,076
Machinery, Energy & Transportation	8,155	4,106	4,049	99%

Financial Products Segment	505	792	(287)	(36)%
Corporate Items and Eliminations	17	(116)	133
Financial Products	522	676	(154)	(23)%
Consolidating Adjustments	(384)	(322)	(62)
Consolidated Operating Profit	$8,293	$4,460	$3,833	86%

Other Profit/Loss and Tax Items

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

▪	Sales volume increased primarily due to higher demand for construction equipment and changes in dealer inventories. Dealer inventories increased significantly more during 2018 than during 2017.
Sales increased in all regions.

▪
In North America, the sales increase was primarily due to higher demand for construction equipment, primarily to support oil and gas activities, including pipelines, non-residential building construction and infrastructure activities. In addition, sales increased due to changes in dealer inventories, which increased during 2018, compared with a slight decrease during 2017.

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

•
Oil and Gas – Sales increased due to higher demand in North America for well servicing and gas compression applications. Growth in U.S. onshore oil and gas drove increased sales for reciprocating engines and related aftermarket parts. Sales of turbines and turbine-related services were higher for production applications.

•
Power Generation – Sales improved across all regions, with the largest increase in North America, primarily for reciprocating engine applications including data centers, and for aftermarket parts. In addition, sales increased in EAME from reciprocating engine projects, turbines and turbine-related services and favorable currency.

•
Industrial – Sales were higher in Asia/Pacific and North America, primarily due to improving economic conditions supporting higher engine sales into industrial applications. Sales in EAME were about flat as economic uncertainty in a few countries in the Middle East was mostly offset by favorable currency impacts.

•
Transportation – Sales were higher for rail services driven by acquisitions in Asia/Pacific and EAME and increased rail traffic in North America. Marine sales were higher in Asia/Pacific, led by increased activity in the ferry sector.

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
Financial Products’ segment profit was $505 million in 2018, compared with $792 million in 2017. The decrease was primarily due to an increase in the provision for credit losses at Cat Financial, an unfavorable impact from equity securities in Insurance Services and lower intercompany lending activity. These unfavorable impacts were partially offset by higher average earning assets and an increase in net yield on average earning assets.
At the end of 2018, past dues at Cat Financial were 3.55 percent, compared with 2.78 percent at the end of 2017. Write-offs, net of recoveries, were $189 million for 2018, compared with $114 million for 2017. As of December 31, 2018, Cat Financial’s allowance for credit losses totaled $511 million, or 1.80 percent of finance receivables, compared with $365 million, or 1.33 percent of finance receivables at December 31, 2017. The increase in past dues, write-offs and allowance for credit losses was primarily due to weakening in the Cat Power Finance portfolio.
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

RESTRUCTURING COSTS

Restructuring costs for 2019, 2018, and 2017 were as follows:

(Millions of dollars)	2019	2018	2017
Employee separations [1]	$48	$112	$525
Contract terminations [1]	1	7	183
Long-lived asset impairments [1]	65	93	346
Defined benefit plan curtailments and termination benefits [2]	—	(8)	29
Other [3]	122	182	173
Total restructuring costs	$236	$386	$1,256

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for project management, inventory write-downs, accelerated depreciation and equipment relocation, and also LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2019 were primarily related to restructuring actions across the company. The restructuring costs in 2018 were primarily related to ongoing facility closures across the company. In 2017, about half of the restructuring costs were related to the closure of the facility in Gosselies, Belgium, within Construction Industries, and the remainder was related to other restructuring actions across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2018 and 2019 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	$48

Most of the remaining liability balance as of December 31, 2019 is expected to be paid in 2020.

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

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the United States, additional involuntary programs throughout the company and manufacturing facility consolidations and closures. The largest action among those included in the Plan was related to our European manufacturing footprint which led to the Gosselies, Belgium, facility closure as discussed above. We incurred $43 million, $121 million and $817 million of restructuring costs associated with these actions in 2019, 2018 and 2017, respectively. The Plan concluded in 2019, and total restructuring costs incurred since the inception of the Plan were $1,831 million.

In 2020, we expect to incur about $300 - $400 million of restructuring costs, about half for restructuring actions across the company and the remainder for strategic actions to address a small number of products. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Costs of goods sold and SG&A expenses of about $200 million in 2020 compared with 2019.

GLOSSARY OF TERMS

1.
Adjusted Profit Per Share - For 2019, profit per share excluding pension and OPEB mark-to-market losses and a discrete tax benefit related to U.S. tax reform. For 2018, profit per share excluding pension and OPEB mark-to-market losses, restructuring costs, certain deferred tax valuation allowance adjustments and the impact of U.S. tax reform.

2.
All Other Segment - Primarily includes activities such as: business strategy, product management and development, manufacturing and sourcing of filters and fluids, undercarriage, ground engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions, distribution services responsible for dealer development and administration including a wholly owned dealer in Japan, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.

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

5.
Corporate Items and Eliminations - Includes corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; methodology differences between segment and consolidated external reporting; certain restructuring costs; and inter-segment eliminations.

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

13.
Machinery, Energy & Transportation (ME&T) Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements and accruals.

14.
Manufacturing Costs - Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repairs, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

15.
Mark-to-market gains/losses - Represents the net gain or loss of actual results differing from our assumptions and the effects of changing assumptions for our defined benefit pension and OPEB plans. These gains and losses are immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

16.	Pension and Other Postemployment Benefit (OPEB) - The company’s defined-benefit pension and postemployment benefit plans.

17.
Price Realization - The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

18.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; autonomous ready vehicles and solutions; hard rock vehicles; longwall miners; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; hard rock continuous mining systems; select work tools; machinery components and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.

19.
Restructuring Costs - May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

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

21.
Services - Enterprise services include, but are not limited to, aftermarket parts, Financial Products’ revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude most Financial Products’ revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2019, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended 2019 with $8.28 billion of cash, an increase of $427 million from year-end 2018. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for 2019 was $6.91 billion, up from $6.56 billion in 2018. The increase was due to favorable changes in working capital in 2019, mostly offset by lower profit adjusted for non-cash items, which included lower accruals for short-term incentive compensation payments, and a larger discretionary pension contribution. Within working capital, changes to inventories, accounts receivable, customer advances and accrued expenses favorably impacted cash flow but were partially offset by changes in accounts payable. See further discussion of operating cash flow under ME&T and Financial Products.

Total debt as of December 31, 2019 was $37.66 billion, an increase of $1.10 billion from year-end 2018. Debt related to Financial Products decreased $43 million. Debt related to ME&T increased $1.15 billion in 2019, primarily due to the issuance of debt to finance a discretionary pension contribution, which was partially offset by the impact of new accounting guidance on a previously failed sale-leaseback transaction in Japan. On September 19, 2019, we issued $1.0 billion of 3.250% Senior Notes due 2049 and $500 million of 2.600% Senior Notes due 2029. During 2019, we repurchased $4.05 billion of Caterpillar common stock.

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2019 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2020.

•	The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2022.

•	The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.

At December 31, 2019, Caterpillar’s consolidated net worth was $14.63 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2019, Cat Financial’s covenant interest coverage ratio was 1.77 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2019, Cat Financial’s six-month covenant leverage ratio was 7.65 to 1 and year-end covenant leverage ratio was 7.46 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2019, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of December 31, 2019 were:

	December 31, 2019
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,751	$7,749
Other external	4,999	194	4,805
Total credit lines available	15,499	2,945	12,554
Less: Commercial paper outstanding	(4,168)	—	(4,168)
Less: Utilized credit	(1,247)	—	(1,247)
Available credit	$10,084	$2,945	$7,139

The other consolidated credit lines with banks as of December 31, 2019 totaled $5.00 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Energy & Transportation

Net cash provided by operating activities was $4.87 billion in 2019, compared with $6.35 billion in 2018. The decrease was primarily due to lower profit in 2019 adjusted for non-cash items, which included lower accruals for short-term compensation payments, and a larger discretionary pension contribution partially offset by favorable changes in working capital. Within working capital, changes to inventories, accounts receivable, customer advances and accrued expenses favorably impacted cash flow but were partially offset by changes in accounts payable.

Net cash used for investing activities in 2019 was $48 million, compared with net cash used of $1.19 billion in 2018. The change was primarily due to decreased ME&T lending with Financial Products during 2019 and the acquisitions of ECM S.p.A. and Downer Freight Rail in 2018.

Net cash used for financing activities during 2019 was $4.48 billion, compared with net cash used of $5.47 billion in 2018. The change was primarily due to the issuance of $1.5 billion of long-term debt used to fund a discretionary pension contribution. This was partially offset by an increase in repurchases of Caterpillar common stock of $249 million and an increase in dividends paid of $181 million.

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

Operational excellence and commitments — Capital expenditures were $1.07 billion during 2019, compared to $1.22 billion in 2018. We expect ME&T’s capital expenditures in 2020 to be about $1.2 billion. We made $1.81 billion of contributions to our pension and other postretirement benefit plans during 2019, including a $1.5 billion discretionary U.S. pension plan contribution. By comparison, we made $1.35 billion of contributions to our pension and other postretirement plans in 2018, including a $1.0 billion discretionary contribution made to our U.S. pension plans. We expect to make approximately $280 million of contributions to our pension and OPEB plans in 2020.

Fund strategic growth initiatives and return capital to shareholders — We intend to utilize our liquidity and debt capacity to fund targeted investments that drive long-term profitable growth focused in the areas of expanded offerings and services, including acquisitions.

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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In 2019, we repurchased $4.05 billion of Caterpillar common stock, with $5.95 billion remaining under the 2018 Authorization as of December 31, 2019. Caterpillar's basic shares outstanding as of December 31, 2019 were approximately 550 million.

Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. Dividends totaled $2.13 billion in 2019, representing 86 cents per share paid in each of the first and second quarters and $1.03 per share paid in each of the third and fourth quarters.

Financial Products

Financial Products operating cash flow was $1.50 billion in 2019, compared with $1.52 billion in 2018. Net cash used for investing activities was $414 million in 2019, compared with $2.78 billion in 2018. The change was primarily due to the impact of net intercompany purchased receivables and higher collections of finance receivables. Net cash used for financing activities in 2019 was $991 million, compared with net cash provided by financing activities of $1.26 billion in 2018. The change was primarily due to lower portfolio funding requirements and lower net intercompany borrowings, partially offset by a lower dividend payment to ME&T.

Contractual obligations

The company has committed cash outflow related to long-term debt, operating lease agreements, postretirement benefit obligations, purchase obligations, interest on long-term debt and other long-term contractual obligations. As of December 31, 2019, minimum payments for these obligations were:

(Millions of dollars)	2020	2021-2022	2023-2024	After 2024	Total
Long-term debt:
Machinery, Energy & Transportation	$16	$1,919	$1,102	$6,716	$9,753
Financial Products	6,198	12,508	4,334	341	23,381
Total long-term debt [1]	6,214	14,427	5,436	7,057	33,134
Operating leases	185	225	110	175	695

Postretirement benefit obligations [2]	280	705	745	1,860	3,590
Purchase obligations:
Accounts payable [3]	5,957	—	—	—	5,957
Purchase orders [4]	5,103	3	—	—	5,106
Other contractual obligations [5]	160	87	26	—	273
Total purchase obligations	11,220	90	26	—	11,336
Interest on long-term debt [6]	909	1,291	834	6,362	9,396
Other long-term obligations [7]	685	546	159	90	1,480
Total contractual obligations	$19,493	$17,284	$7,310	$15,544	$59,631

[1]	Amounts exclude unamortized discounts, debt issuance costs, and fair value adjustments.

[2]	Amounts represent expected contributions to our pension and other postretirement benefit plans through 2029, offset by expected Medicare Part D subsidy receipts.

[3]	Amount represents invoices received and recorded as liabilities in 2019, but scheduled for payment in 2020. These represent short-term obligations made in the ordinary course of business.

[4]	Amount represents contractual obligations for material and services on order at December 31, 2019 but not yet delivered. These represent short-term obligations made in the ordinary course of business.

[5]	Amounts represent long-term commitments entered into with key suppliers for minimum purchases quantities.

[6]	Amounts represent estimated contractual interest payments on long-term debt, including finance lease interest payments.

[7]
Amounts represent contractual obligations primarily for logistics services agreements related to our former third party logistics business, software license and development contracts and IT consulting contracts and outsourcing contracts for benefit plan administration and software system support.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1,778 million at December 31, 2019.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

Off-balance sheet arrangements

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Information related to guarantees appears in Note 21 – “Guarantees and product warranty” of Part II, Item 8 “Financial Statements and Supplementary Data”.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1J — “New accounting guidance” of Part II, Item 8 “Financial Statements and Supplementary Data.”

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair values for goodwill impairment tests, warranty liability, reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets – The residual value of Cat Financial’s leased equipment is determined based on its estimated end-of-term market value. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. The following critical factors are also considered in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options.

Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case we may record a gain or a loss for the difference between the estimated residual value and the sale price.

During the term of our leases, we monitor residual values.  For operating leases, adjustments to depreciation expense reflecting changes in residual value estimates are recorded prospectively on a straight-line basis. For finance leases, residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.

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

At December 31, 2019, the aggregate residual value of equipment on operating leases was $2.15 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $80 million of additional annual depreciation expense.

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

Our annual impairment tests completed in the fourth quarter of 2019 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill. Caterpillar’s market capitalization has remained significantly above the net book value of the Company.

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

Postretirement benefits – We sponsor defined benefit pension plans and/or other postretirement benefit plans (retirement healthcare and life insurance) to employees in many of our locations throughout the world. There are assumptions used in the accounting for these defined benefit plans that include discount rate, expected return on plan assets, expected rate of compensation increase, the future health care trend rate, mortality and other economic and demographic assumptions. The actuarial assumptions we use may change or differ significantly from actual results, which may result in a material impact to our consolidated financial statements.

The effects of actual results differing from our assumptions and the effects of changing assumptions are considered actuarial gains or losses. We utilize a mark-to-market approach in recognizing actuarial gains or losses immediately through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

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

•	The mortality assumption is used to estimate the life expectancy of plan participants. An increase in the life expectancy of plan participants will result in an increase in our obligation and expense.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in certain actuarial assumptions on 2019 pension and OPEB costs and obligations are as follows:

	2019 Benefit Cost		Year-end Benefit Obligation
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension benefits:
Assumed discount rate	$54	$(71)	$(1,893)	$2,305
Expected rate of compensation increase	2	(2)	—	—
Expected long-term rate of return on plan assets	(122)	122	—	—
Non-U.S. Pension benefits:
Assumed discount rate	7	(10)	(634)	610
Expected rate of compensation increase	5	(4)	41	(35)
Expected long-term rate of return on plan assets	(39)	39	—	—
Other postretirement benefits:
Assumed discount rate	8	(10)	(366)	437
Expected rate of compensation increase	—	—	1	(1)
Expected long-term rate of return on plan assets	(3)	3	—	—
Assumed health care cost trend rate	13	(11)	158	(133)

Actuarial Assumptions

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	3.2%	4.2%	3.5%	1.9%	2.5%	2.4%	3.2%	4.2%	3.6%
Rate of compensation increase [1]	—%	4.0%	4.0%	2.0%	3.0%	4.0%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost	4.3%	3.7%	4.2%	2.5%	2.3%	2.4%	4.1%	3.5%	3.9%
Discount rate used to measure interest cost	3.9%	3.2%	3.3%	2.3%	2.2%	2.3%	3.9%	3.2%	3.3%
Expected rate of return on plan assets	5.9%	6.3%	6.7%	3.8%	5.2%	5.9%	7.2%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	3.0%	4.0%	4.0%	4.1%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							6.1%	6.1%	6.1%
Rate that the cost trend rate gradually declines to							5.0%	5.0%	5.0%
Year that the cost trend rate reaches ultimate rate							2025	2025	2022

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

See Note 12 - “Postemployment benefit plans” of Part II, Item 8 “Financial Statement and Supplemental Data” for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1.7 billion and $1.5 billion as of December 31, 2019 and 2018, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

Additional information related to income taxes is included in Note 6 - “Income taxes” of Part II, Item 8 “Financial statements and Supplementary Data.”

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

On January 27, 2020, the Brazilian Federal Environmental Agency (“IBAMA”) issued Caterpillar Brasil Ltda a notice of violation regarding allegations around the requirements for use of imported oils at the Piracicaba, Brazil facility.  We have instituted processes to address the allegations.  While we are still discussing resolution of these allegations with IBAMA, the initial notice from IBAMA included a proposed fine of approximately $370,000.  We do not expect this fine or our response to address the allegations to have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

The table below summarizes the amounts of net periodic benefit cost recognized for 2019, 2018 and 2017, respectively, and includes expected cost for 2020.

(Millions of dollars)	2020 Expected		2019	2018	2017
U.S. Pension Benefits	$(308)		$(7)	$(149)	$(85)
Non-U.S. Pension Benefits	(4)		19	(69)	(22)
Other Postretirement Benefits	150		158	138	148
Mark-to-market loss (gain)	—	[1]	468	495	301
Total net periodic benefit cost (benefit)	$(162)		$638	$415	$342

1 Expected net periodic benefit cost (benefit) does not include an estimate for mark-to-market gains or losses.

•
Expected decrease in expense in 2020 compared to 2019 - Excluding the impact of mark-to-market gains and losses, our net periodic benefit cost is expected to decrease $332 million in 2020. This decrease is primarily due to lower interest cost as a result of lower discount rates at year-end 2019, elimination of service cost for our U.S. pension plans freezing benefit accruals and higher expected return on plan assets due to a higher asset base at year-end 2019.

•
Increase in expense in 2019 compared to 2018 - Primarily due to lower expected return on plan assets (U.S. pension plans had an expected rate of return of 5.9 percent in 2019 compared to 6.3 percent in 2018) and higher interest costs due to higher discount rates at year-end 2018.

•
Increase in expense in 2018 compared to 2017 - Primarily due to higher net mark-to-market losses in 2018 compared to 2017. This was partially offset by a higher expected return on plan assets and curtailment gains compared to curtailment and termination charges in 2017.

The primary factors that resulted in mark-to-market losses for 2019, 2018 and 2017 are described below. The net mark-to-market losses were included in Other income (expense) in the Results of Operations.

•
2019 net mark-to-market loss of $468 million - Primarily due to lower discount rates at the end of 2019 compared to the end of 2018. This was partially offset by a higher actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 22.3 percent compared to an expected rate of return of 5.9 percent).

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

SENSITIVITY

Foreign Exchange Rate Sensitivity

ME&T operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. Based on the anticipated and firmly committed cash inflow and outflow for our ME&T operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2020 cash flow for our ME&T operations by approximately $225 million. Last year similar assumptions and calculations yielded a potential $250 million adverse impact on 2019 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies. Since our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies, a 10 percent change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial position, results of operations or cash flow. Neither our policy nor the effect of a 10 percent change in the value of the U.S. dollar has changed from that reported at the end of last year.

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Swiss franc, Chinese yuan, Japanese yen, Indian rupee, and Australian dollar.

Interest Rate Sensitivity

For our ME&T operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2020 pre-tax earnings of ME&T. Last year, similar assumptions and calculations yielded a minimal impact to 2019 pre-tax earnings.

For our Financial Products operations, we use interest rate derivative instruments primarily to meet our match-funding objectives and strategies. We have a match-funding policy that addresses the interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our finance receivable portfolio within predetermined range on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the finance receivable portfolio. Match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2019 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2020 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2019 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of several significant items in order for our results to be meaningful to our readers. These items consist of (i) pension and OPEB mark-to-market losses resulting from plan remeasurements, (ii) U.S. tax reform impact, (iii) restructuring costs in 2018, which were incurred to generate longer-term benefits and (iv) certain deferred tax valuation allowance adjustments. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aid with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted operating profit margin to the most directly comparable GAAP measure, operating profit as a percent of sales and revenues are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
Operating profit as a percent of total sales and revenues	14.1%	13.1%	15.4%	15.2%
Restructuring costs [1]	—%	0.7%	—%	0.7%
Adjusted operating profit margin	14.1%	13.8%	15.4%	15.9%
[1] 2019 Restructuring costs were not material.

Reconciliations of adjusted profit before taxes to the most directly comparable GAAP measure, consolidated profit before taxes, are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
(millions of dollars)	2019	2018	2019	2018
Profit before taxes	$1,365	$1,367	$7,812	$7,822
Mark-to-market losses	$468	$495	$468	$495
Restructuring costs	$—	$93	$—	$386
Adjusted profit before taxes	$1,833	$1,955	$8,280	$8,703

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted, are as follows:

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2019	2018	2019	2018
Profit per share - diluted	$1.97	$1.78	$10.74	$10.26
Per share mark-to-market losses [1]	$0.65	$0.66	$0.64	$0.64
Per share U.S. tax reform impact	$—	$0.09	$(0.31)	$(0.17)
Per share restructuring costs [2]	$—	$0.13	$—	$0.50
Per share deferred tax valuation allowance adjustments	$—	$(0.11)	$—	$(0.01)
Adjusted profit per share	$2.63	$2.55	$11.06	$11.22

1 At statutory tax rates.
[2] 2018 restructuring costs were at statutory tax rates. 2019 restructuring costs were not material.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Twelves Months Ended December 31,
	2019	2018
ME&T net cash provided by operating activities [1]	$4,871	$6,347
ME&T discretionary pension contributions	$1,500	$1,000
ME&T capital expenditures	$(1,074)	$(1,221)
ME&T free cash flow	$5,297	$6,126
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on page 63.

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

Supplemental Data for Results of Operations
For The Years Ended December 31
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation [1]			Financial Products			Consolidating Adjustments
(Millions of dollars)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019		2018		2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$50,755	$51,822	$42,676	$50,755	$51,822	$42,676	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	3,045	2,900	2,786	—	—	—	3,571	3,362	3,167	(526)	[2]	(462)	[2]	(381)	[2]
Total sales and revenues	53,800	54,722	45,462	50,755	51,822	42,676	3,571	3,362	3,167	(526)		(462)		(381)

Operating costs:
Cost of goods sold	36,630	36,997	31,260	36,634	36,998	31,261	—	—	—	(4)	[3]	(1)	[3]	(1)	[3]
Selling, general and administrative expenses	5,162	5,478	4,999	4,444	4,675	4,411	737	825	604	(19)	[3]	(22)	[3]	(16)	[3]
Research and development expenses	1,693	1,850	1,842	1,693	1,850	1,842	—	—	—	—		—		—
Interest expense of Financial Products	754	722	646	—	—	—	786	756	667	(32)	[4]	(34)	[4]	(21)	[4]
Other operating (income) expenses	1,271	1,382	2,255	14	144	1,056	1,297	1,259	1,220	(40)	[3]	(21)	[3]	(21)	[3]
Total operating costs	45,510	46,429	41,002	42,785	43,667	38,570	2,820	2,840	2,491	(95)		(78)		(59)
Operating profit	8,290	8,293	4,460	7,970	8,155	4,106	751	522	676	(431)		(384)		(322)
Interest expense excluding Financial Products	421	404	531	429	448	622	—	—	—	(8)	[4]	(44)	[4]	(91)	[4]
Other income (expense)	(57)	(67)	153	(560)	(391)	(170)	80	(16)	92	423	[5]	340	[5]	231	[5]

Consolidated profit before taxes	7,812	7,822	4,082	6,981	7,316	3,314	831	506	768	—		—		—
Provision (benefit) for income taxes	1,746	1,698	3,339	1,512	1,574	3,317	234	124	22	—		—		—
Profit (loss) of consolidated companies	6,066	6,124	743	5,469	5,742	(3)	597	382	746	—		—		—
Equity in profit (loss) of unconsolidated affiliated companies	28	24	16	28	24	16	—	—	—	—		—		—
Equity in profit of Financial Products’ subsidiaries	—	—	—	575	362	738	—	—	—	(575)	[6]	(362)	[6]	(738)	[6]

Profit of consolidated and affiliated companies	6,094	6,148	759	6,072	6,128	751	597	382	746	(575)		(362)		(738)

Less: Profit (loss) attributable to noncontrolling interests	1	1	5	(21)	(19)	(3)	22	20	8	—		—		—

Profit [7]	$6,093	$6,147	$754	$6,093	$6,147	$754	$575	$362	$738	$(575)		$(362)		$(738)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

[5]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common shareholders.

Supplemental Data for Financial Position
At December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation [1]		Financial Products		Consolidating Adjustments
(Millions of dollars)	2019	2018	2019	2018	2019	2018	2019		2018
Assets
Current assets:
Cash and short-term investments	$8,284	$7,857	$7,299	$6,968	$985	$889	$—		$—
Receivables - trade and other	8,568	8,802	3,737	4,677	451	401	4,380	[2,3]	3,724	[2,3]
Receivables - finance	9,336	8,650	—	—	14,489	13,989	(5,153)	[3]	(5,339)	[3]
Prepaid expenses and other current assets	1,739	1,765	1,290	1,227	529	583	(80)	[4]	(45)	[4]
Inventories	11,266	11,529	11,266	11,529	—	—	—		—
Total current assets	39,193	38,603	23,592	24,401	16,454	15,862	(853)		(1,660)

Property, plant and equipment - net	12,904	13,574	8,606	9,085	4,298	4,489	—		—
Long-term receivables - trade and other	1,193	1,161	348	302	152	204	693	[2,3]	655	[2,3]
Long-term receivables - finance	12,651	13,286	—	—	13,354	13,951	(703)	[3]	(665)	[3]
Investments in Financial Products subsidiaries	—	—	4,260	3,672	—	—	(4,260)	[5]	(3,672)	[5]
Noncurrent deferred and refundable income taxes	1,411	1,439	2,002	2,015	117	116	(708)	[6]	(692)	[6]
Intangible assets	1,565	1,897	1,565	1,897	—	—	—		—
Goodwill	6,196	6,217	6,196	6,217	—	—	—		—
Other assets	3,340	2,332	1,868	886	1,572	1,446	(100)	[7]	—
Total assets	$78,453	$78,509	$48,437	$48,475	$35,947	$36,068	$(5,931)		$(6,034)

Liabilities
Current liabilities:
Short-term borrowings	$5,166	$5,723	$5	$—	$5,161	$5,723	$—		$—
Short-term borrowings with consolidated companies	—	—	—	—	600	1,500	(600)	[8]	(1,500)	[8]
Accounts payable	5,957	7,051	5,918	6,972	212	194	(173)	[9]	(115)	[9]
Accrued expenses	3,750	3,573	3,415	3,212	335	361	—		—
Accrued wages, salaries and employee benefits	1,629	2,384	1,580	2,350	49	34	—		—
Customer advances	1,187	1,243	1,187	1,243	—	—	—		—
Dividends payable	567	495	567	495	—	—	—		—
Other current liabilities	2,155	1,919	1,689	1,532	566	433	(100)	[6,10]	(46)	[6,10]
Long-term debt due within one year	6,210	5,830	16	10	6,194	5,820	—		—
Total current liabilities	26,621	28,218	14,377	15,814	13,117	14,065	(873)		(1,661)
Long-term debt due after one year	26,281	25,000	9,151	8,015	17,140	16,995	(10)	[8]	(10)	[8]
Liability for postemployment benefits	6,599	7,455	6,599	7,455	—	—	—		—
Other liabilities	4,323	3,756	3,681	3,111	1,430	1,336	(788)	[6]	(691)	[6]
Total liabilities	63,824	64,429	33,808	34,395	31,687	32,396	(1,671)		(2,362)
Commitments and contingencies
Shareholders’ equity
Common stock	5,935	5,827	5,935	5,827	919	919	(919)	[5]	(919)	[5]
Treasury stock	(24,217)	(20,531)	(24,217)	(20,531)	—	—	—		—
Profit employed in the business	34,437	30,427	34,437	30,427	3,997	3,543	(3,997)	[5]	(3,543)	[5]
Accumulated other comprehensive income (loss)	(1,567)	(1,684)	(1,567)	(1,684)	(828)	(943)	828	[5]	943	[5]
Noncontrolling interests	41	41	41	41	172	153	(172)	[5]	(153)	[5]
Total shareholders’ equity	14,629	14,080	14,629	14,080	4,260	3,672	(4,260)		(3,672)
Total liabilities and shareholders’ equity	$78,453	$78,509	$48,437	$48,475	$35,947	$36,068	$(5,931)		$(6,034)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation’s insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.

[7]	Elimination of other intercompany assets between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[10]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation [1]		Financial Products		Consolidating Adjustments
(Millions of dollars)	2019	2018	2019	2018	2019	2018	2019		2018
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$6,094	$6,148	$6,072	$6,128	$597	$382	$(575)	[2]	$(362)	[2]
Adjustments for non-cash items:						0
Depreciation and amortization	2,577	2,766	1,713	1,895	864	871	—		—
Undistributed profit of Financial Products	—	—	(550)	—	—	—	550	[3]	—
Actuarial (gain) loss on pension and postretirement benefits	468	495	468	495	—	—	—		—
Provision (benefit) for deferred income taxes	28	220	15	149	13	71	—		—
Other	675	1,006	456	434	(215)	178	434	[4]	394	[4]
Financial Products' dividend in excess of profit	—	—	—	57	—	—	—		(57)	[5]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	171	(1,619)	4	(396)	15	6	152	[4,6]	(1,229)	[4,6]
Inventories	274	(1,579)	250	(1,528)	—	—	24	[4]	(51)	[4]
Accounts payable	(1,025)	709	(983)	771	20	(55)	(62)	[4]	(7)	[4]
Accrued expenses	172	101	187	71	(13)	30	(2)	[4]	—
Accrued wages, salaries and employee benefits	(757)	(162)	(772)	(141)	15	(21)	—		—
Customer advances	(10)	(183)	(8)	(183)	—	—	(2)	[4]	—
Other assets—net	(93)	41	(166)	16	38	(14)	35	[4]	39	[4]
Other liabilities—net	(1,662)	(1,385)	(1,815)	(1,421)	169	75	(16)	[4]	(39)	[4]
Net cash provided by (used for) operating activities	6,912	6,558	4,871	6,347	1,503	1,523	538		(1,312)

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(1,056)	(1,276)	(1,036)	(1,168)	(20)	(108)	—		—
Expenditures for equipment leased to others	(1,613)	(1,640)	(38)	(53)	(1,616)	(1,667)	41	[4]	80	[4]
Proceeds from disposals of leased assets and property, plant and equipment	1,153	936	164	152	1,092	811	(103)	[4]	(27)	[4]
Additions to finance receivables	(12,777)	(12,183)	—	—	(14,270)	(13,595)	1,493	[6]	1,412	[6,7]
Collections of finance receivables	12,183	10,901	—	—	13,537	12,513	(1,354)	[6]	(1,612)	[6]
Net intercompany purchased receivables	—	—	—	—	640	(1,046)	(640)	[6]	1,046	[6]
Proceeds from sale of finance receivables	235	477	—	—	235	477	—		—
Net intercompany borrowings	—	—	900	112	3	31	(903)	[8]	(143)	[8]
Investments and acquisitions (net of cash acquired)	(47)	(392)	(47)	(392)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	41	16	3	22	38	—	—		(6)	[7]
Proceeds from sale of securities	529	442	32	162	497	280	—		—
Investments in securities	(552)	(506)	(27)	(24)	(525)	(482)	—		—
Other—net	(24)	13	1	2	(25)	10	—		1	[9]
Net cash provided by (used for) investing activities	(1,928)	(3,212)	(48)	(1,187)	(414)	(2,776)	(1,466)		751

Cash flow from financing activities:
Dividends paid	(2,132)	(1,951)	(2,132)	(1,951)	(25)	(419)	25	[10]	419	[10]
Common stock issued, including treasury shares reissued	238	313	238	313	—	1	—		(1)	[9]
Common shares repurchased	(4,047)	(3,798)	(4,047)	(3,798)	—	—	—		—
Net intercompany borrowings	—	—	(3)	(31)	(900)	(112)	903	[8]	143	[8]
Proceeds from debt issued (original maturities greater than three months)	9,841	8,907	1,479	57	8,362	8,850	—		—
Payments on debt (original maturities greater than three months)	(8,297)	(7,829)	(12)	(7)	(8,285)	(7,822)	—		—
Short-term borrowings - net (original maturities three months or less)	(138)	762	5	—	(143)	762	—		—
Other—net	(3)	(54)	(3)	(54)	—	—	—		—
Net cash provided by (used for) financing activities	(4,538)	(3,650)	(4,475)	(5,471)	(991)	1,260	928		561
Effect of exchange rate changes on cash	(44)	(126)	(40)	(111)	(4)	(15)	—		—
Increase (decrease) in cash and short-term investments and restricted cash	402	(430)	308	(422)	94	(8)	—		—
Cash and short-term investments and restricted cash at beginning of period	7,890	8,320	6,994	7,416	896	904	—		—
Cash and short-term investments and restricted cash at end of period	$8,292	$7,890	$7,302	$6,994	$990	$896	$—		$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Elimination of Financial Products’ dividend to Machinery, Energy & Transportation in excess of Financial Products’ profit.

[6]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[7]	Elimination of proceeds received from Financial Products related to Machinery, Energy & Transportation’s sale of businesses and investments.

[8]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of change in investment and common stock related to Financial Products.

[10]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 — “Operations and summary of significant accounting policies,” Note 4 —   “Derivative financial instruments and risk management,” Note 18 — “Fair value disclosures” and Note 19 — “Concentration of credit risk” of Part II, Item 8 “Financial Statements and Supplementary Data.”  Other information required by Item 7A is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2019, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 66-67.

/s/ D. James Umpleby III
D. James Umpleby III
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of results of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Uncertain Tax Position - Caterpillar SARL IRS Examination
As described in Note 6 to the consolidated financial statements, as a result of the audits of the Company’s U.S. 2007 to 2012 income tax returns, including the impact of a loss carryback to 2005, the Internal Revenue Service (“IRS”) has proposed to tax in the U.S. profits earned from certain parts transactions by Caterpillar SARL (“CSARL”). This proposal is based on the IRS examination team’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines. As described by management, the Company is vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion, as management believes that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. As disclosed by management, the purchase of parts by CSARL from unrelated parties and the subsequent sale of those parts to unrelated dealers outside the U.S. have substantial legal, commercial, and economic consequences for the parties involved. Management has concluded that the largest amount of benefit that is more likely than not to be sustained related to this position is the entire benefit. As a result, no amount related to these IRS adjustments is reflected in the Company’s unrecognized tax benefits. The Company has filed U.S. income tax returns on this same basis for years after 2012.
The principal considerations for our determination that performing procedures relating to the uncertain tax position arising from the CSARL IRS Examination is a critical audit matter are there was significant judgment by management in evaluating the amount of the benefit that is more likely than not to be sustained related to the position, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether the position was more likely than not to be sustained. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the uncertain tax position arising from the CSARL IRS Examination. These procedures also included, among others, (i) evaluating management’s process for determining the reasonableness of the uncertain tax position, including reading certain intercompany and third-party agreements which are relevant to evaluating the legal form and substance of the CSARL transaction flows; (ii) evaluating management’s assessment of whether the position was more likely than not to produce a tax benefit and the determination by management of the largest amount of benefit that is more likely than not to be sustained related to this position; and (iii) evaluating the Revenue Agent Reports (“RARs”) from the IRS and management’s protests of the RARs. Professionals with specialized skill and knowledge were used to assist in evaluating the applicable tax laws and judicial doctrines related to this matter as well as changes in relevant tax regulations, rulings, and case law.

/s/ PricewaterhouseCoopers LLP

Peoria, Illinois
February 19, 2020

We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31
(Dollars in millions except per share data)
	2019	2018	2017
Sales and revenues:
Sales of Machinery, Energy & Transportation	$50,755	$51,822	$42,676
Revenues of Financial Products	3,045	2,900	2,786
Total sales and revenues	53,800	54,722	45,462

Operating costs:
Cost of goods sold	36,630	36,997	31,260
Selling, general and administrative expenses	5,162	5,478	4,999
Research and development expenses	1,693	1,850	1,842
Interest expense of Financial Products	754	722	646
Other operating (income) expenses	1,271	1,382	2,255
Total operating costs	45,510	46,429	41,002

Operating profit	8,290	8,293	4,460

Interest expense excluding Financial Products	421	404	531
Other income (expense)	(57)	(67)	153

Consolidated profit before taxes	7,812	7,822	4,082

Provision (benefit) for income taxes	1,746	1,698	3,339
Profit of consolidated companies	6,066	6,124	743

Equity in profit (loss) of unconsolidated affiliated companies	28	24	16

Profit of consolidated and affiliated companies	6,094	6,148	759

Less: Profit (loss) attributable to noncontrolling interests	1	1	5

Profit [1]	$6,093	$6,147	$754

Profit per common share	$10.85	$10.39	$1.27

Profit per common share — diluted [2]	$10.74	$10.26	$1.26

Weighted-average common shares outstanding (millions)
- Basic	561.6	591.4	591.8
- Diluted [2]	567.5	599.4	599.3

[1]	Profit attributable to common shareholders.

[2]	Diluted by assumed exercise of stock-based compensation awards, using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31
(Millions of dollars)
	2019	2018	2017

Profit (loss) of consolidated and affiliated companies	$6,094	$6,148	$759
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2019 - $(5); 2018 - $(24); 2017 - $96	16	(396)	765

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2019 - $0; 2018 - $(6); 2017 - $(26)	(4)	(6)	48
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2019 -$10; 2018 - $8; 2017 - $9	(30)	(28)	(16)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 -$(14); 2018 - $(19); 2017 - $2	43	61	(3)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 -$15; 2018 - $31; 2017 - $(44)	(51)	(100)	77

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2019 -$(10); 2018 - $3; 2017 - $(23)	35	(12)	41
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2019 -$0; 2018 - $0; 2017 - $35	—	—	(65)

Total other comprehensive income (loss), net of tax	9	(481)	847
Comprehensive income (loss)	6,103	5,667	1,606
Less: comprehensive income attributable to the noncontrolling interests	1	1	5
Comprehensive income (loss) attributable to shareholders	$6,102	$5,666	$1,601

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31
(Dollars in millions)
	2019	2018
Assets
Current assets:
Cash and short-term investments	$8,284	$7,857
Receivables – trade and other	8,568	8,802
Receivables – finance	9,336	8,650
Prepaid expenses and other current assets	1,739	1,765
Inventories	11,266	11,529
Total current assets	39,193	38,603

Property, plant and equipment – net	12,904	13,574
Long-term receivables – trade and other	1,193	1,161
Long-term receivables – finance	12,651	13,286
Noncurrent deferred and refundable income taxes	1,411	1,439
Intangible assets	1,565	1,897
Goodwill	6,196	6,217
Other assets	3,340	2,332
Total assets	$78,453	$78,509

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$5	$—
Financial Products	5,161	5,723
Accounts payable	5,957	7,051
Accrued expenses	3,750	3,573
Accrued wages, salaries and employee benefits	1,629	2,384
Customer advances	1,187	1,243
Dividends payable	567	495
Other current liabilities	2,155	1,919
Long-term debt due within one year:
Machinery, Energy & Transportation	16	10
Financial Products	6,194	5,820
Total current liabilities	26,621	28,218
Long-term debt due after one year:
Machinery, Energy & Transportation	9,141	8,005
Financial Products	17,140	16,995
Liability for postemployment benefits	6,599	7,455
Other liabilities	4,323	3,756
Total liabilities	63,824	64,429
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2019 and 2018 – 814,894,624 shares) at paid-in amount	5,935	5,827
Treasury stock: (2019 - 264,812,014 shares; and 2018 – 239,351,886 shares) at cost	(24,217)	(20,531)
Profit employed in the business	34,437	30,427
Accumulated other comprehensive income (loss)	(1,567)	(1,684)
Noncontrolling interests	41	41
Total shareholders’ equity	14,629	14,080
Total liabilities and shareholders’ equity	$78,453	$78,509

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at January 1, 2017	$5,277	$(17,478)	$27,392	$(2,039)	$76	$13,228
Profit (loss) of consolidated and affiliated companies	—	—	754	—	5	759
Foreign currency translation, net of tax	—	—	—	765	—	765
Pension and other postretirement benefits, net of tax	—	—	—	32	—	32
Derivative financial instruments, net of tax	—	—	—	74	—	74
Available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Change in ownership from noncontrolling interests	4	—	—	—	(3)	1
Dividends declared	—	—	(1,845)	—	—	(1,845)
Distribution to noncontrolling interests	—	—	—	—	(9)	(9)
Common shares issued from treasury stock for stock-based compensation: 11,139,748	93	473	—	—	—	566
Stock-based compensation expense	206	—	—	—	—	206
Other	13	—	—	—	—	13
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance
Revenue recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	$5,593	$(17,005)	$26,265	$(1,203)	$69	$13,719
Profit (loss) of consolidated and affiliated companies	—	—	6,147	—	1	6,148
Foreign currency translation, net of tax	—	—	—	(396)	—	(396)
Pension and other postretirement benefits, net of tax	—	—	—	(34)	—	(34)
Derivative financial instruments, net of tax	—	—	—	(39)	—	(39)
Available-for-sale securities, net of tax	—	—	—	(12)	—	(12)
Change in ownership from noncontrolling interests	(25)	—	—	—	(28)	(53)
Dividends declared	—	—	(1,985)	—	—	(1,985)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 5,590,641	41	272	—	—	—	313
Stock-based compensation expense	197	—	—	—	—	197
Common shares repurchased: 27,673,675 [1]	—	(3,798)	—	—	—	(3,798)
Other	21	—	—	—	—	21
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance[2]
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	$5,827	$(20,531)	$30,554	$(1,576)	$41	$14,315
Profit (loss) of consolidated and affiliated companies	—	—	6,093	—	1	6,094
Foreign currency translation, net of tax	—	—	—	16	—	16
Pension and other postretirement benefits, net of tax	—	—	—	(34)	—	(34)
Derivative financial instruments, net of tax	—	—	—	(8)	—	(8)
Available-for-sale securities, net of tax	—	—	—	35	—	35
Dividends declared [3]	—	—	(2,210)	—	—	(2,210)
Distribution to noncontrolling interests	—	—	—	—	(3)	(3)
Common shares issued from treasury stock for stock-based compensation: 5,126,379	(4)	242	—	—	—	238
Stock-based compensation expense	205	—	—	—	—	205
Common shares repurchased: 30,586,507 [1]	—	(3,928)	—	—	—	(3,928)
Other	(93)	—	—	—	2	(91)
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629

[1]	See Note 16 regarding shares repurchased.

[2]	See Note 1J regarding new accounting guidance.

[3]	Dividends per share of common stock of $3.95, $3.36 and $3.11 were declared in the years ended December 31, 2019, 2018 and 2017, respectively.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31
(Millions of dollars)
	2019	2018	2017
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$6,094	$6,148	$759
Adjustments for non-cash items:
Depreciation and amortization	2,577	2,766	2,877
Actuarial (gain) loss on pension and postretirement benefits	468	495	301
Provision (benefit) for deferred income taxes	28	220	1,213
Other	675	1,006	750
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	171	(1,619)	(1,151)
Inventories	274	(1,579)	(1,295)
Accounts payable	(1,025)	709	1,478
Accrued expenses	172	101	175
Accrued wages, salaries and employee benefits	(757)	(162)	1,187
Customer advances	(10)	(183)	(8)
Other assets – net	(93)	41	(192)
Other liabilities – net	(1,662)	(1,385)	(388)
Net cash provided by (used for) operating activities	6,912	6,558	5,706

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,056)	(1,276)	(898)
Expenditures for equipment leased to others	(1,613)	(1,640)	(1,438)
Proceeds from disposals of leased assets and property, plant and equipment	1,153	936	1,164
Additions to finance receivables	(12,777)	(12,183)	(11,953)
Collections of finance receivables	12,183	10,901	12,018
Proceeds from sale of finance receivables	235	477	127
Investments and acquisitions (net of cash acquired)	(47)	(392)	(59)
Proceeds from sale of businesses and investments (net of cash sold)	41	16	100
Proceeds from sale of securities	529	442	932
Investments in securities	(552)	(506)	(1,048)
Other – net	(24)	13	89
Net cash provided by (used for) investing activities	(1,928)	(3,212)	(966)

Cash flow from financing activities:
Dividends paid	(2,132)	(1,951)	(1,831)
Common stock issued, including treasury shares reissued	238	313	566
Common shares repurchased	(4,047)	(3,798)	—
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	1,479	57	361
- Financial Products	8,362	8,850	8,702
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(12)	(7)	(1,465)
- Financial Products	(8,285)	(7,822)	(6,923)
Short-term borrowings – net (original maturities three months or less)	(138)	762	(3,058)
Other – net	(3)	(54)	(9)
Net cash provided by (used for) financing activities	(4,538)	(3,650)	(3,657)
Effect of exchange rate changes on cash	(44)	(126)	38
Increase (decrease) in cash and short-term investments and restricted cash	402	(430)	1,121
Cash and short-term investments and restricted cash at beginning of period	7,890	8,320	7,199
Cash and short-term investments and restricted cash at end of period	$8,292	$7,890	$8,320
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

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Energy & Transportation (ME&T) – Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment and related corporate items and eliminations.

Financial Products – Primarily includes the company’s Financial Products Segment.  This category includes Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings Inc. (Insurance Services) and their respective subsidiaries.

Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “EMD,” “FG Wilson,” “MaK,” “MWM,” “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines”.

We conduct operations in our ME&T lines of business under highly competitive conditions, including intense price competition. We place great emphasis on the high quality and performance of our products and our dealers’ service support. Although no one competitor is believed to produce all of the same types of equipment that we do, there are numerous companies, large and small, which compete with us in the sale of each of our products.

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 46 located in the United States and 119 located outside the United States, serving 191 countries.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products. Some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited, are also sold through its worldwide network of 67 distributors covering 178 countries. The FG Wilson branded electric power generation systems primarily manufactured by our subsidiary Caterpillar Northern Ireland Limited are sold through its worldwide network of 150 distributors covering 109 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 20 distributors covering 130 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. Some products, primarily turbines and locomotives, are sold directly to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

The Financial Products line of business also conducts operations under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We offer various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company. A significant portion of Financial Products activity is conducted in North America, with additional offices in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

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

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from these VIEs for which we are not the primary beneficiary was $133 million and $131 million as of December 31, 2019 and 2018, respectively.

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

Prepaid expenses and other current assets in Statement 3 primarily include prepaid insurance, contract assets, right of return assets, prepaid and refundable income taxes, assets held for sale, core to be returned for remanufacturing, restricted cash and other short-term investments.

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

C.	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 60 percent and 65 percent of total inventories at December 31, 2019 and 2018, respectively.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $2,086 million and $2,009 million higher than reported at December 31, 2019 and 2018, respectively.

D.	Depreciation and amortization

Depreciation of plant and equipment is computed principally using accelerated methods. Depreciation on equipment leased to others, primarily for Financial Products, is computed using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2019, 2018 and 2017, Cat Financial depreciation on equipment leased to others was $813 million, $819 million and $810 million, respectively, and was included in Other operating (income) expenses in Statement 1. In 2019, 2018 and 2017, consolidated depreciation expense was $2,253 million, $2,435 million and $2,555 million, respectively. Amortization of purchased finite-lived intangibles is computed principally using the straight-line method, generally not to exceed a period of 20 years.

E.	Foreign currency translation

The functional currency for most of our ME&T consolidated companies is the U.S. dollar. The functional currency for most of our Financial Products and affiliates accounted for under the equity method is the respective local currency.  Gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency are included in Other income (expense) in Statement 1. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Accumulated other comprehensive income (loss) in Statement 3.

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

The provision for income taxes is determined using the asset and liability approach taking into account guidance related to uncertain tax positions.  Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  Deferred taxes are adjusted for enacted changes in tax rates and tax laws.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 6 for further discussion.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets; fair values for goodwill impairment tests; warranty liability and reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes.

J.	New accounting guidance

Adoption of new accounting standards

Lease accounting - (Accounting Standards Update (ASU) 2016-02) - In February 2016, the Financial Accounting Standards Board (FASB) issued accounting guidance that revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance continues to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance is substantially equivalent to prior lease accounting guidance. The new guidance was effective January 1, 2019 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019. The prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods.

The new guidance provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which allows us not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides practical expedients for an entity’s ongoing lessee accounting. For certain property and information technology equipment leases, we have elected to separate payments for lease components from non-lease components. For all other leases, we have elected not to separate lease and non-lease components. We have elected the short-term lease recognition exemption for all leases that qualify, which means we have not recognized right-of-use assets or lease liabilities for these leases with a term of twelve months or less.

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about our leasing activities. In addition, we derecognized existing assets and debt obligations for a sale-leaseback transaction that qualified for sale accounting under the new guidance. The gain associated with this change in accounting was recognized through opening retained earnings as of January 1, 2019. The adoption did not have a material impact on our financial statements.

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

See Note 20 for additional information.

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

Accounting standards issued but not yet adopted

Credit losses (ASU 2016-13) – In June 2016, the FASB issued accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures.  The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income.  The new guidance was effective January 1, 2020.  We do not expect the adoption to have a material impact on our financial statements.

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

2.	Sales and revenue recognition

A. Sales of Machinery, Energy & Transportation

Sales of ME&T are recognized when all the following criteria are satisfied: (i) a contract with an independently owned and operated dealer or an end user exists which has commercial substance; (ii) it is probable we will collect the amount charged to the dealer or end user; and (iii) we have completed our performance obligation whereby the dealer or end user has obtained control of the product. A contract with commercial substance exists once we receive and accept a purchase order under a dealer sales agreement, or once we enter into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of our products typically transfers when title and risk of ownership of the product has transferred to the dealer or end user. Typically, where product is produced and sold in the same country, title and risk of ownership transfer when the product is shipped. Products that are exported from a country for sale typically transfer title and risk of ownership at the border of the destination country.

Our remanufacturing operations are primarily focused on the remanufacture of Cat engines and components and rail related products.  In this business, used engines and related components (core) are inspected, cleaned and remanufactured.  In connection with the sale of our remanufactured product to dealers, we collect a deposit that is repaid if the dealer returns an acceptable core within a specified time period.  Caterpillar owns and has title to the cores when they are returned from dealers.  The rebuilt engine or component (the core plus any new content) is then sold as a remanufactured product to dealers and end users.  Revenue is recognized pursuant to the same transfer of control criteria as ME&T sales noted above.  At the time of sale, the deposit is recognized in Other current liabilities in Statement 3, and the core to be returned is recognized as an asset in Prepaid expenses and other current assets in Statement 3 at the estimated replacement cost (based on historical experience with usable cores).  Upon receipt of an acceptable core, we repay the deposit and relieve the liability.  The returned core asset is then transferred into inventory. In the event that the deposit is forfeited (i.e., upon failure by the dealer to return an acceptable core in the specified time period), we recognize the core deposit and the cost of the core in Sales and Cost of goods sold, respectively.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  Generally, the cost of these discounts is estimated for each product by model by geographic region based on historical experience and known changes in merchandising programs. The cost of these discounts is reported as a reduction to the transaction price when the product sale is recognized. A corresponding post-sale discount reserve is accrued in Statement 3, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, the difference is reported as a change in the transaction price.

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

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When a sale is made to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. Wholesale inventory receivables have varying payment terms and are included in Receivables – trade and other and Long-term receivables – trade and other in Statement 3. See Note 7 for further information. Trade receivables from dealers and end users were $7,648 million, $7,743 million and $6,399 million as of December 31, 2019, December 31, 2018 and January 1, 2018, respectively, and are recognized in Receivables – trade and other in Statement 3. Long-term trade receivables from dealers and end users were $693 million, $674 million and $639 million as of December 31, 2019, December 31, 2018 and January 1, 2018, respectively, and are recognized in Long-term receivables – trade and other in Statement 3.

We establish a bad debt allowance for ME&T receivables when it becomes probable that the receivable will not be collected. Our allowance for bad debts is not significant.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in Statement 3. Contract liabilities were $1,654 million, $1,680 million and $1,868 million as of December 31, 2019, December 31, 2018 and January 1, 2018, respectively. We reduce the contract liability when revenue is recognized. During 2019, we recognized $1,171 million of revenue that was recorded as a contract liability at the beginning of 2019. During 2018, we recognized $1,294 million of revenue that was recorded as a contract liability at the beginning of 2018.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2019, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $6.2 billion, of which $2.4 billion is expected to be completed and revenue recognized in the twelve months following December 31, 2019. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

Common stock issued from Treasury stock under the plans totaled 5,126,379 for 2019, 5,590,641 for 2018 and 11,139,748 for 2017. The total number of shares authorized for equity awards under the amended and restated Caterpillar Inc. 2014 Long-Term Incentive Plan is 74,800,000, of which 40,754,720 shares remained available for issuance as of December 31, 2019.

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

Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a “Long Service Separation.”  Award terms for stock option and RSU grants allow for continued vesting as of each vesting date specified in the award document for employees who meet the criteria for a “Long Service Separation” and fulfill a requisite service period of six months.  Compensation expense for eligible employees for the grants was recognized over the period from the grant date to the end date of the six-month requisite service period.  For employees who become eligible for a “Long Service Separation” subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from the grant date to the date eligibility is achieved.

For PRSU awards granted in 2018 and 2017, only a prorated number of shares may vest at the end of the performance period based upon achievement of the performance target, with the proration based upon the number of months of continuous employment during the three-year performance period.  Employees with a “Long Service Separation” must also fulfill a six-month requisite service period in order to be eligible for the prorated vesting of outstanding PRSU awards granted in 2018 and 2017.  Compensation expense for the 2018 and 2017 PRSU grants is being recognized on a straight-line basis over the three-year performance period for all participants. Award terms for the 2019 PRSU grant allowed for continued vesting upon achievement of the performance target specified in the award document for employees who meet the criteria for a “Long Service Separation” and fulfill a requisite service period of six months. Compensation expense for the 2019 PRSU grant with respect to employees who have met the criteria for a “Long Service Separation” is recognized over the period from the grant date to the end of the six-month requisite service period. For employees who become eligible for a “Long Service Separation” subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from the grant date to the date eligibility is achieved.

At grant, option awards and SARs have a term life of ten years.  For awards granted prior to 2016, if the “Long Service Separation” criteria are met, the vested options/SARs have a life that is the lesser of ten years from the original grant date or five years from the separation date.  For awards granted beginning in 2016, the vested options have a life equal to ten years from the original grant date.

Accounting guidance on share-based payments requires companies to estimate the fair value of options/SARs on the date of grant using an option-pricing model.  The fair value of our option/SAR grants was estimated using a lattice-based option-pricing model.  The lattice-based option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant.  The weighted-average dividend yield was based on historical information.  The expected life was determined from the lattice-based model. The lattice-based model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the Option awards for the years ended December 31, 2019, 2018 and 2017, respectively.

	Grant Year
	2019	2018	2017
Weighted-average dividend yield	2.6%	2.7%	3.4%
Weighted-average volatility	29.1%	30.2%	29.2%
Range of volatilities	25.1-38.7%	21.5-33.0%	22.1-33.0%
Range of risk-free interest rates	2.48-2.68%	2.02-2.87%	0.81-2.35%
Weighted-average expected lives	7 years	8 years	8 years

Beginning with the 2018 grant, RSU and PRSU awards are credited with dividend equivalent units on each date that a cash dividend is paid to holders of Common Stock. The fair value of the RSU and PRSU awards granted in 2019 and 2018 was determined as the closing stock price on the date of the grant. Prior to 2018, RSU and PRSU awards were not credited with dividend equivalent units and the fair value was determined by reducing the stock price on the date of the grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends were based on Caterpillar’s quarterly divided per share at the time of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options / SARs		RSUs		PRSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2019	17,841,669	$91.93	1,566,070	$112.99	735,299	$115.18
Granted to officers and key employees [1]	1,499,524	$138.35	687,294	$138.61	359,122	$138.67
Exercised	(4,808,237)	$83.81	—	$—	—	$—
Vested	—	$—	(820,927)	$99.76	(399,811)	$95.66
Forfeited / expired	(67,962)	$123.36	(63,234)	$133.39	(24,495)	$125.89
Outstanding at December 31, 2019	14,464,994	$99.29	1,369,203	$132.88	670,115	$144.46
Exercisable at December 31, 2019	11,154,215	$89.84

Stock options/SARs outstanding and exercisable as of December 31, 2019:

	Outstanding				Exercisable
Exercise Prices	Shares Outstanding at 12/31/19	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [2]	Shares Outstanding at 12/31/19	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [2]
$57.85-83.00	5,775,829	5.52	$78.64	$399	5,775,829	5.52	$78.64	$399
$89.75-96.31	4,680,238	5.38	$94.56	249	3,833,786	4.96	$94.31	205
$102.13-110.09	1,052,650	1.75	$106.48	43	1,052,650	1.75	$106.48	43
$138.35-138.51	1,496,071	9.29	$138.35	14	5,119	8.71	$138.51	—
$141.32-151.12	1,460,206	8.30	$150.97	—	486,831	8.30	$150.97	—
	14,464,994		$99.29	$705	11,154,215		$89.84	$647

[1]	No SARs were granted during the year ended December 31, 2019.

[2]
The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2019, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2019, there were 1,369,203 outstanding RSUs with a weighted average remaining contractual life of 1.5 years and 670,115 outstanding PRSUs with a weighted-average remaining contractual life of 1.5 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2019	2018	2017
Stock options/SARs activity:
Weighted-average fair value per share of stock awards granted	$40.98	$46.09	$25.01
Intrinsic value of stock awards exercised	$264	$348	$504
Fair value of stock awards vested [1]	$100	$86	$191
Cash received from stock awards exercised	$298	$370	$629

RSUs activity:
Weighted-average fair value per share of stock awards granted	$138.61	$150.58	$90.11
Fair value of stock awards vested [2]	$110	$180	$189

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$138.67	$150.98	$86.78
Fair value of stock awards vested [2]	$59	$70	$20

[1]	Based on the grant date fair value.

[2]	Based on the underlying stock’s closing market price on the vesting date.

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

Before tax, stock-based compensation expense for 2019, 2018 and 2017 was $205 million, $197 million and $206 million, respectively, with a corresponding income tax benefit of $35 million, $36 million and $40 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2019, 2018 and 2017 did not have a significant impact on our financial statements.

At December 31, 2019, there was $161 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  The compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

We currently use shares in treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2019, 2018 and 2017 were $89 million, $103 million and $205 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of December 31, 2019, the maximum term of these outstanding contracts was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

As of December 31, 2019, $1 million of deferred net losses, net of tax, included in equity (AOCI in Statement 3), are expected to be reclassified to current earnings (Other income (expense) in Statement 1) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Our ME&T operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate contracts and forward rate agreements to meet that objective. We designate fixed-to-floating interest rate contracts as fair value hedges at inception of the contract, and we designate certain forward rate agreements as cash flow hedges at inception of the contract.

Financial Products operations has a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of Cat Financial’s debt portfolio with the interest rate profile of our receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts at both ME&T and Financial Products.  The gains or losses associated with these contracts at the time of liquidation are amortized into earnings over the original term of the previously designated hedged item.

C.	Commodity price risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw materials. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our ME&T operations purchase base and precious metals embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are subject to price changes on energy products such as natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in Statement 3 are as follows:

	Consolidated Statement of Financial Position Location	Asset (Liability) Fair Value
(Millions of dollars)		Years ended December 31,
		2019	2018
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$18	$16
Machinery, Energy & Transportation	Long-term receivables — trade and other	9	—
Machinery, Energy & Transportation	Accrued expenses	(20)	(26)
Machinery, Energy & Transportation	Other liabilities	—	(9)
Financial Products	Receivables — trade and other	54	53
Financial Products	Long-term receivables — trade and other	13	35
Financial Products	Accrued expenses	(3)	(9)
Interest rate contracts
Financial Products	Receivables — trade and other	—	1
Financial Products	Long-term receivables — trade and other	5	3
Financial Products	Accrued expenses	(25)	(40)
		$51	$24

Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$1	$2
Machinery, Energy & Transportation	Accrued expenses	—	(21)
Financial Products	Receivables — trade and other	7	15
Financial Products	Long-term receivables — trade and other	5	5
Financial Products	Accrued expenses	(22)	(14)
Commodity contracts
Machinery, Energy & Transportation	Receivables — trade and other	4	1
Machinery, Energy & Transportation	Accrued expenses	(1)	(31)
		$(6)	$(43)

The total notional amounts of the derivative instruments are as follows:

	Years ended December 31,
(Millions of dollars)	2019	2018

Machinery, Energy & Transportation	$2,563	$1,834
Financial Products	$8,931	$10,210

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. The amounts exchanged by the parties are calculated by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on Statement 1 is as follows:

Cash Flow Hedges
(Millions of dollars)	Year ended December 31, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in Statement 1
Foreign exchange contracts
Machinery, Energy & Transportation	$34	Sales of Machinery, Energy & Transportation	$11	$50,755
		Cost of goods sold	(3)	36,630
Financial Products	93	Interest expense of Financial Products	33	754
		Other income (expense)	37	(57)
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(4)	421
Financial Products	(70)	Interest expense of Financial Products	(8)	754
	$57		$66

	Year ended December 31, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(47)	Other income (expense)	$(33)	$—
Financial Products	165	Other income (expense)	148	—
		Interest expense of Financial Products	19	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	(38)	Interest expense of Financial Products	—	—
	$80		$131	$—

	Year ended December 31, 2017
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$72	Other income (expense)	$(40)	$—
Financial Products	(77)	Other income (expense)	(81)	—
		Interest expense of Financial Products	6	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(9)	—
Financial Products	—	Interest expense of Financial Products	3	—
	$(5)		$(121)	$—

The effect of derivatives not designated as hedging instruments on Statement 1 is as follows:

		Years ended December 31,
(Millions of dollars)	Classification of Gains (Losses)	2019	2018	2017
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$13	$(54)	$72
Financial Products	Other income (expense)	(37)	19	9
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	18	(39)	30
		$(6)	$(74)	$111

We enter into International Swaps and Derivatives Association (ISDA) master netting agreements within ME&T and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of December 31, 2019 and 2018, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$32	$—	$32	$(13)	$—	$19
Financial Products	84	—	84	(21)	—	63
Total	$116	$—	$116	$(34)	$—	$82

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(21)	$—	$(21)	$13	$—	$(8)
Financial Products	(50)	—	(50)	21	—	(29)
Total	$(71)	$—	$(71)	$34	$—	$(37)

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$19	$—	$19	$(19)	$—	$—
Financial Products	112	—	112	(34)	—	78
Total	$131	$—	$131	$(53)	$—	$78

December 31, 2018				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(87)	$—	$(87)	$19	$—	$(68)
Financial Products	(63)	—	(63)	34	—	(29)
Total	$(150)	$—	$(150)	$53	$—	$(97)

5.	Other income (expense)

	Years ended December 31,
(Millions of dollars)	2019	2018	2017
Investment and interest income	$202	$195	$122
Foreign exchange gains (losses) [1]	(67)	(201)	(213)
License fee income	121	125	100
Gains (losses) on sale of securities and affiliated companies	30	4	187	[2]
Net periodic pension and OPEB income (cost), excluding service cost	(363)	(118)	(54)
Gains (losses) on equity securities measured at fair value [3]	35	(33)	—
Miscellaneous income (loss)	(15)	(39)	11
Total	$(57)	$(67)	$153

[1]	Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

[2]	Includes pretax gain of $85 million related to the sale of Caterpillar’s equity interest in Iron Planet Holdings Inc.
3 Beginning January 1, 2018, the unrealized gains and losses arising from the revaluation of equity securities are included in Other income (expense) in Statement 1.

6.	Income taxes

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2019		2018		2017
Taxes at U.S. statutory rate	$1,641	21.0%	$1,643	21.0%	$1,429	35.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	365	4.7%	282	3.6%	(282)	(6.9)%
State and local taxes, net of federal [1]	59	0.8%	22	0.3%	27	0.7%
Interest and penalties, net of tax	34	0.4%	33	0.4%	28	0.7%
U.S. tax incentives	(149)	(1.9)%	(106)	(1.3)%	(52)	(1.3)%
Net excess tax benefits from stock-based compensation	(41)	(0.5)%	(56)	(0.7)%	(64)	(1.6)%
Mandatory deemed repatriation of non-U.S. earnings	(178)	(2.3)%	50	0.7%	1,775	43.5%
U.S. deferred tax rate change	—	—%	(154)	(2.0)%	596	14.6%
Valuation allowances	—	—%	(29)	(0.4)%	(111)	(2.7)%
Other—net	15	0.2%	13	0.1%	(7)	(0.2)%
Provision (benefit) for income taxes	$1,746	22.4%	$1,698	21.7%	$3,339	81.8%

[1] Excludes amounts included in valuation allowances and mandatory deemed repatriation of non-U.S. earnings.

Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances and other permanent differences between tax and U.S. GAAP results. Although not individually significant by jurisdiction, pre-tax permanent differences due to nondeductible net foreign exchange gains/losses of non-U.S. subsidiaries were approximately $36 million of net losses in 2019, $180 million of net losses in 2018 and $160 million of net gains in 2017.

Included in the line item above labeled “Valuation allowances” are decreases in the valuation allowance for U.S. state deferred tax assets resulting in a $63 million non-cash benefit in 2018, net of federal deferred tax adjustment at 21 percent, compared to a $111 million non-cash benefit in 2017, net of federal deferred tax adjustment at 35 percent. The primary driver of the decreases in the U.S. state valuation allowance was improved U.S. GAAP profits expected to recur in certain state jurisdictions.

Also included in 2018 was a decrease in the valuation allowance for a non-U.S. subsidiary of $25 million offset by a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. This error had the effect of overstating profit by $17 million for the year ended December 31, 2017. Management has concluded that the error was not material to any period presented.

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions including a corporate tax rate reduction and changes in the U.S. taxation of non-U.S. earnings. In 2018, measurement period adjustments of $104 million reduced the provisionally estimated charge of $2.371 billion recognized during the fourth quarter of 2017. A $154 million benefit revised the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in 2018 which was treated as deductible on the 2017 U.S. tax return. A $50 million charge revised the estimated cost of a mandatory deemed repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings considered not indefinitely reinvested as well as the amount of unrecognized tax benefits and state tax liabilities associated with these tax positions. During 2019, a $178 million tax benefit was recorded to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings.

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

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2019	2018	2017
U.S.	$2,888	$2,131	$240
Non-U.S.	4,924	5,691	3,842
	$7,812	$7,822	$4,082

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2019	2018	2017
Current tax provision (benefit):
U.S.[1]	$405	$179	$963
Non-U.S.	1,261	1,291	1,124
State (U.S.)	52	8	39
	1,718	1,478	2,126

Deferred tax provision (benefit):
U.S.[1]	17	298	1,385
Non-U.S.	(7)	4	(17)
State (U.S.)	18	(82)	(155)
	28	220	1,213
Total provision (benefit) for income taxes	$1,746	$1,698	$3,339
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $1,847 million, $1,429 million and $1,404 million in 2019, 2018 and 2017, respectively.

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

	December 31,
(Millions of dollars)	2019	2018
Assets:
Noncurrent deferred and refundable income taxes	$1,324	$1,363
Liabilities:
Other liabilities	414	331
Deferred income taxes—net	$910	$1,032

The components of deferred tax assets and liabilities were:
	December 31,
(Millions of dollars)	2019	2018
Deferred income tax assets:
Tax carryforwards	$1,218	$1,312
Postemployment benefits other than pensions	876	793
Pension	445	785
Warranty reserves	263	237
Research expenditures	219	—
Allowance for credit losses	171	155
Post sale discounts	200	158
Other employee compensation and benefits	197	186
Lease obligations	157	—
Stock-based compensation	107	121
Other—net	250	298
	4,103	4,045

Deferred income tax liabilities:
Capital and intangible assets, including lease basis differences	(1,574)	(1,381)
Bond discount	(122)	(127)
Translation	(194)	(190)
Other outside basis differences	(257)	(271)
Undistributed profits of non-U.S. subsidiaries	(118)	(129)
	(2,265)	(2,098)
Valuation allowance for deferred tax assets	(928)	(915)
Deferred income taxes—net	$910	$1,032

At December 31, 2019, approximately $1,320 million of U.S. state tax net operating losses (NOLs) and $125 million of U.S. state tax credit carryforwards were available. The state NOLs primarily expire over the next twenty years.  The state tax credit carryforwards primarily expire over the next fifteen years, with some credits having an unlimited carryforward period. In total, we have established a valuation allowance of $172 million related to certain of these carryforwards.

At December 31, 2019, approximately $264 million of U.S. foreign tax credits were available for carryforward. These credits expire in 2028.

At December 31, 2019, amounts and expiration dates of net operating loss and interest carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2020	2021	2022	2023-2025	2026-2040	Unlimited	Total
$104	$53	$81	$59	$451	$3,627	$4,375

At December 31, 2019, non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets have recorded valuation allowances of $750 million, including certain entities in Luxembourg.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2019	2018	2017
Balance at January 1,	$1,796	$1,286	$1,032

Additions for tax positions related to current year	72	61	270
Additions for tax positions related to prior years	112	461	20
Reductions for tax positions related to prior years	(201)	(5)	(27)
Reductions for settlements [2]	—	(6)	(9)
Reductions for expiration of statute of limitations	(1)	(1)	—

Balance at December 31,	$1,778	$1,796	$1,286

Amount that, if recognized, would impact the effective tax rate	$1,616	$1,716	$1,209

[1]	Foreign currency impacts are included within each line as applicable.

[2]	Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $43 million, $42 million and $38 million during the years ended December 31, 2019, 2018 and 2017, respectively. The total amount of interest and penalties accrued was $233 million and $190 million as of December 31, 2019 and 2018, respectively.

On January 31, 2018, we received a Revenue Agent’s Report from the IRS indicating the end of the field examination of our U.S. income tax returns for 2010 to 2012. In the audits of 2007 to 2012 including the impact of a loss carryback to 2005, the IRS has proposed to tax in the United States profits earned from certain parts transactions by Caterpillar SARL (CSARL), based on the IRS examination team’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines. We are vigorously contesting the proposed increases to tax and penalties for these years of approximately $2.3 billion. We believe that the relevant transactions complied with applicable tax laws and did not violate judicial doctrines. We have filed U.S. income tax returns on this same basis for years after 2012. Based on the information currently available, we do not anticipate a significant change to our unrecognized tax benefits for this position within the next 12 months. We currently believe the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

With the exception of a loss carryback to 2005, tax years prior to 2007 are generally no longer subject to U.S. tax assessment. In our major non-U.S. jurisdictions including Australia, Brazil, China, Germany, India, Japan, Mexico, Switzerland, Singapore and the U.K., tax years are typically subject to examination for three to ten years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

7.	Cat Financial Financing Activities

A.	Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory. These receivables are included in Receivables—trade and other and Long-term receivables—trade and other in Statement 3 and were $1,401 million and $1,308 million, at December 31, 2019 and 2018, respectively.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2019
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2020	$630	$65	$695
2021	235	48	283
2022	166	32	198
2023	61	22	83
2024	27	14	41
Thereafter	21	16	37
Total	1,140	197	1,337
Guaranteed residual value [1]	25	50	75
Unguaranteed residual value	—	33	33
Less: Unearned income	(10)	(34)	(44)
Total	$1,155	$246	$1,401

[1] For Wholesale loans, represents residual value on failed sale leasebacks.

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity. Accordingly, this presentation should not be regarded as a forecast of future cash collections.

Please refer to Note 18 and Table III for fair value information.

B.	Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2019
Amounts Due In	Retail Loans	Retail Leases	Total
2020	$6,280	$3,134	$9,414
2021	3,582	2,005	5,587
2022	2,610	1,076	3,686
2023	1,634	472	2,106
2024	622	182	804
Thereafter	417	62	479
Total	15,145	6,931	22,076
Guaranteed residual value [1]	53	390	443
Unguaranteed residual value	—	798	798
Less: Unearned income	(265)	(655)	(920)
Total	$14,933	$7,464	$22,397

[1] For Retail loans, represents residual value on failed sale leasebacks.

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

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	EAME - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Mining - Finance receivables related to large mining customers worldwide.

•	Latin America - Finance receivables originated in Mexico and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2019
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$486	$21	$507
Receivables written off	(281)	—	(281)
Recoveries on receivables previously written off	44	—	44
Provision for credit losses	138	24	162
Other	(12)	—	(12)
Balance at end of year	$375	$45	$420

Individually evaluated for impairment	$178	$39	$217
Collectively evaluated for impairment	197	6	203
Ending Balance	$375	$45	$420

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$594	$78	$672
Collectively evaluated for impairment	18,093	3,632	21,725
Ending Balance	$18,687	$3,710	$22,397

(Millions of dollars)	December 31, 2018
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$353	$9	$362
Receivables written off	(235)	—	(235)
Recoveries on receivables previously written off	46	—	46
Provision for credit losses	337	12	349
Other	(15)	—	(15)
Balance at end of year	$486	$21	$507

Individually evaluated for impairment	$288	$14	$302
Collectively evaluated for impairment	198	7	205
Ending Balance	$486	$21	$507

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$858	$78	$936
Collectively evaluated for impairment	18,152	3,338	21,490
Ending Balance	$19,010	$3,416	$22,426

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

(Millions of dollars)	December 31, 2019
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$72	$23	$55	$150	$8,038	$8,188	$15
EAME	30	31	141	202	2,955	3,157	4
Asia Pacific	40	14	29	83	2,440	2,523	8
Mining	5	—	19	24	1,851	1,875	—
Latin America	41	23	80	144	1,136	1,280	2
Caterpillar Power Finance	10	10	225	245	1,419	1,664	—
Dealer
North America	—	—	—	—	2,136	2,136	—
EAME	—	—	—	—	342	342	—
Asia Pacific	—	—	—	—	437	437	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	712	790	—
Caterpillar Power Finance	—	—	—	—	1	1	—
Total	$198	$101	$627	$926	$21,471	$22,397	$29

(Millions of dollars)	December 31, 2018
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$65	$18	$84	$167	$7,825	$7,992	$14
EAME	19	9	153	181	2,850	3,031	5
Asia Pacific	24	9	8	41	2,409	2,450	5
Mining	28	1	9	38	1,642	1,680	—
Latin America	38	29	71	138	1,421	1,559	—
Caterpillar Power Finance	10	1	384	395	1,903	2,298	—
Dealer
North America	—	—	—	—	1,895	1,895	—
EAME	—	—	—	—	333	333	—
Asia Pacific	—	—	—	—	466	466	—
Mining	—	—	—	—	4	4	—
Latin America	—	—	78	78	638	716	—
Caterpillar Power Finance	—	—	—	—	2	2	—
Total	$184	$67	$787	$1,038	$21,388	$22,426	$24

Impaired finance receivables

For all classes, a finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructurings.

There were $78 million of impaired finance receivables with a related allowance of $39 million and $14 million as of December 31, 2019 and 2018, respectively, for the Dealer portfolio segment, all of which was in Latin America. There were no impaired finance receivables as of December 31, 2017 for the Dealer portfolio segment.  Cat Financial’s recorded investment in impaired finance receivables and the related unpaid principal balances and allowances for the Customer portfolio segment were as follows:

	December 31, 2019			December 31, 2018
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$6	$6	$—	$10	$10	$—
EAME	—	—	—	1	1	—
Asia Pacific	—	—	—	—	—	—
Mining	22	22	—	33	33	—
Latin America	8	8	—	29	29	—
Caterpillar Power Finance	58	58	—	69	83	—
Total	$94	$94	$—	$142	$156	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11	$40	$41	$14
EAME	61	61	29	92	92	57
Asia Pacific	8	8	2	4	4	2
Mining	37	36	9	56	55	26
Latin America	58	58	20	75	75	25
Caterpillar Power Finance	306	319	107	449	455	164
Total	$500	$512	$178	$716	$722	$288

Total Impaired Finance Receivables
North America	$36	$36	$11	$50	$51	$14
EAME	61	61	29	93	93	57
Asia Pacific	8	8	2	4	4	2
Mining	59	58	9	89	88	26
Latin America	66	66	20	104	104	25
Caterpillar Power Finance	364	377	107	518	538	164
Total	$594	$606	$178	$858	$878	$288

	Years ended December 31,
	2019		2018		2017
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$9	$—	$16	$1	$13	$1
EAME	6	—	14	—	48	1
Asia Pacific	—	—	27	3	24	2
Mining	27	1	57	2	126	7
Latin America	21	1	38	2	64	3
Caterpillar Power Finance	54	3	130	7	221	9
Total	$117	$5	$282	$15	$496	$23

Impaired Finance Receivables With An Allowance Recorded
North America	$34	$2	$49	$2	$49	$1
EAME	81	2	53	2	6	—
Asia Pacific	9	1	4	—	31	2
Mining	48	2	46	3	—	—
Latin America	72	5	67	3	99	4
Caterpillar Power Finance	396	11	378	12	180	6
Total	$640	$23	$597	$22	$365	$13

Total Impaired Finance Receivables
North America	$43	$2	$65	$3	$62	$2
EAME	87	2	67	2	54	1
Asia Pacific	9	1	31	3	55	4
Mining	75	3	103	5	126	7
Latin America	93	6	105	5	163	7
Caterpillar Power Finance	450	14	508	19	401	15
Total	$757	$28	$879	$37	$861	$36

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

As of December 31, 2019 and 2018, there were $78 million in finance receivables on non-accrual status for the Dealer portfolio segment, all of which was in Latin America.

The recorded investment in Customer finance receivables on non-accrual status was as follows:

	December 31,
(Millions of dollars)	2019	2018
North America	$44	$77
EAME	165	154
Asia Pacific	21	4
Mining	47	50
Latin America	89	106
Caterpillar Power Finance	361	416
Total	$727	$807

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

There were no finance receivables modified as TDRs during the years ended December 31, 2019, 2018 or 2017 for the Dealer portfolio segment. Cat Financial’s recorded investment in finance receivables in the Customer portfolio segment modified as TDRs during the years ended December 31, 2019, 2018 and 2017 were as follows:

(Millions of dollars)	Year ended December 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	15	$11	$11
EAME	19	17	17
Asia Pacific	—	—	—
Mining	2	8	8
Latin America	5	5	3
Caterpillar Power Finance	21	168	165
Total	62	$209	$204

	Year ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	38	$21	$21
EAME	—	—	—
Asia Pacific	—	—	—
Mining	1	29	29
Latin America	1	3	3
Caterpillar Power Finance	12	133	99
Total	52	$186	$152

	Year ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	43	$34	$35
EAME	4	1	1
Asia Pacific	10	39	31
Mining	2	57	56
Latin America	17	26	27
Caterpillar Power Finance [1]	68	422	407
Total	144	$579	$557

[1]	In Caterpillar Power Finance, 48 contracts with a pre-TDR recorded investment of $265 million and a post-TDR recorded investment of $258 million were related to six customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) during the years ended December 31, 2019, 2018 and 2017 which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	11	$5	10	$10	4	$3
EAME	—	—	—	—	1	—
Asia Pacific	—	—	—	—	4	1
Latin America[1]	—	—	3	1	243	17
Caterpillar Power Finance	1	10	3	33	—	—
Total	12	$15	16	$44	252	$21

[1]	In Latin America, 238 contracts with a post-TDR recorded investment of $16 million were related to two customers for the year ended December 31, 2017.

8.	Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2019	2018
Raw materials	$4,263	$4,477
Work-in-process	1,147	1,259
Finished goods	5,598	5,562
Supplies	258	231
Total inventories	$11,266	$11,529

During the third quarter of 2019, changes were made to the classification of inventories primarily related to purchased parts between Raw materials, Work-in-process and Finished goods. The prior year amounts have been retrospectively adjusted to conform to the current-year classification.

During 2017, closure of our facility in Gosselies, Belgium resulted in a liquidation of LIFO inventory. The liquidated inventory was carried at lower costs prevailing in prior years as compared with current costs. The effect of this reduction in inventory decreased Cost of goods sold by approximately $66 million and increased Profit by approximately $49 million or $0.08 per share. The impact of LIFO liquidations during 2019 and 2018 was not significant to Statement 1.

We had long-term material purchase obligations of approximately $270 million at December 31, 2019.

9.	Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2019	2018
Land	—	$664	$671
Buildings and land improvements	20-45	6,710	6,977
Machinery, equipment and other	2-10	13,287	13,733
Software	3-7	1,728	1,703
Equipment leased to others	1-7	6,208	6,015
Construction-in-process	—	620	682
Total property, plant and equipment, at cost		29,217	29,781
Less: Accumulated depreciation		(16,313)	(16,207)
Property, plant and equipment–net		$12,904	$13,574

10.  Intangible assets and goodwill

A.	Intangible assets

Intangible assets are comprised of the following:

		December 31, 2019
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,450	$(1,406)	$1,044
Intellectual property	12	1,510	(1,055)	455
Other	13	191	(125)	66
Total finite-lived intangible assets	14	$4,151	$(2,586)	$1,565

		December 31, 2018
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,463	$(1,249)	$1,214
Intellectual property	11	1,557	(965)	592
Other	13	199	(108)	91
Total finite-lived intangible assets	14	$4,219	$(2,322)	$1,897

During 2018, we acquired finite-lived intangible assets of $112 million and $6 million due to the purchase of ECM S.p.A. and Downer Freight Rail, respectively. See Note 24 for details on these acquisitions.

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Amortization expense related to intangible assets was $324 million, $331 million and $323 million for 2019, 2018 and 2017, respectively.

As of December 31, 2019, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2020	2021	2022	2023	2024	Thereafter
$310	$292	$273	$215	$158	$317

B.	Goodwill

In 2018, we acquired net assets with related goodwill of $127 million in the Energy & Transportation segment. We recorded goodwill of $109 million related to the acquisition of ECM S.p.A. and $18 million related to the acquisition of Downer Freight Rail. See Note 24 for details on these acquisitions.

There were no goodwill impairments during 2019, 2018 or 2017.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018 were as follows:

(Millions of dollars)	December 31, 2018	Acquisitions	Other Adjustments [1]	December 31, 2019
Construction Industries
Goodwill	$304	$—	$2	$306
Impairments	(22)	—	—	(22)
Net goodwill	282	—	2	284
Resource Industries
Goodwill	4,172	—	(16)	4,156
Impairments	(1,175)	—	—	(1,175)
Net goodwill	2,997	—	(16)	2,981
Energy & Transportation
Goodwill	2,882	—	(7)	2,875
All Other [2]
Goodwill	56	—	—	56
Consolidated total
Goodwill	7,414	—	(21)	7,393
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,217	$—	$(21)	$6,196

	December 31, 2017	Acquisitions	Other Adjustments [1]	December 31, 2018
Construction Industries
Goodwill	$305	$—	$(1)	$304
Impairments	(22)	—	—	(22)
Net goodwill	283	—	(1)	282
Resource Industries
Goodwill	4,232	—	(60)	4,172
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,057	—	(60)	2,997
Energy & Transportation
Goodwill	2,806	127	(51)	2,882
All Other [2]
Goodwill	54	—	2	56
Consolidated total
Goodwill	7,397	127	(110)	7,414
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,200	$127	$(110)	$6,217

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segment (See Note 23).

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

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in Statement 3) were as follows:

	December 31, 2019			December 31, 2018
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	54	—	54	42	—	42

Corporate bonds
Corporate bonds	836	20	856	735	(15)	720
Asset-backed securities	62	—	62	63	—	63

Mortgage-backed debt securities
U.S. governmental agency	327	4	331	301	(4)	297
Residential	6	—	6	7	—	7
Commercial	46	1	47	14	(1)	13
Total debt securities	$1,340	$25	$1,365	$1,171	$(20)	$1,151

As of December 31 2019 and 2018, the total unrealized loss for available -for-sale investments in an unrealized loss position that are not other-than-temporarily impaired was $1 million and $21 million, respectively.

The cost basis and fair value of the available-for-sale debt securities at December 31, 2019, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2019
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$80	$80
Due after one year through five years	701	715
Due after five years through ten years	148	153
Due after ten years	32	33
U.S. governmental agency mortgage-backed securities	327	331
Residential mortgage-backed securities	6	6
Commercial mortgage-backed securities	46	47
Total debt securities – available-for-sale	$1,340	$1,365

Sales of Securities:
	Years Ended December 31,
(Millions of dollars)	2019	[1]	2018	[1]	2017
Proceeds from the sale of available-for-sale securities	$260		$247		$930
Gross gains from the sale of available-for-sale securities	$1		$—		$109
Gross losses from the sale of available-for-sale securities	$1		$—		$5

[1] Beginning January 1, 2018, equity securities are no longer classified as available-for-sale securities.

For the years ended December 31 2019 and 2018, the net unrealized gains (losses) for equity securities held at December 31, 2019 and 2018 were $29 million and $(25) million, respectively.

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

Our U.S. defined benefit pension plans for support and management employees were frozen for certain employees on December 31, 2010 and were frozen for the remaining employees on December 31, 2019. On the respective transition dates employees move to a retirement benefit that provides a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.

In the first quarter of 2017, we announced the closure of our Gosselies, Belgium facility. This announcement impacted certain employees that participated in a defined benefit pension plan and resulted in a net loss of $20 million in the first quarter of 2017 for curtailment and termination benefits.

All curtailments and termination benefits were recognized in Other income (expense) in Statement 1.

A. Obligations, assets and funded status

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	3.2%	4.2%	1.9%	2.5%	3.2%	4.2%
Rate of compensation increase [1]	—%	4.0%	2.0%	3.0%	4.0%	4.0%

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

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

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2019	2018	2019	2018	2019	2018
Accumulated benefit obligation, end of year	$17,773	$15,877	$4,502	$4,038
Change in benefit obligation:
Benefit obligation, beginning of year	$15,953	$17,326	$4,215	$4,606	$3,649	$4,002
Service cost	115	125	80	89	80	83
Interest cost	600	534	94	96	136	125
Plan amendments	—	—	(5)	26	8	(25)
Actuarial losses (gains)	2,090	(1,058)	424	(88)	350	(195)
Foreign currency exchange rates	—	—	95	(205)	(1)	(28)
Participant contributions	—	—	7	6	46	51
Benefits paid - gross	(982)	(971)	(237)	(277)	(316)	(369)
Less: federal subsidy on benefits paid	—	—	—	—	9	7
Curtailments, settlements and termination benefits	(3)	(3)	(7)	(38)	(1)	(2)
Benefit obligation, end of year	$17,773	$15,953	$4,666	$4,215	$3,960	$3,649
Change in plan assets:
Fair value of plan assets, beginning of year	$12,697	$13,416	$4,025	$4,305	$328	$504
Actual return on plan assets	2,740	(784)	482	13	71	(5)
Foreign currency exchange rates	—	—	105	(187)	—	—
Company contributions	1,542	1,039	143	165	127	147
Participant contributions	—	—	7	6	46	51
Benefits paid	(982)	(971)	(237)	(277)	(316)	(369)
Settlements and termination benefits	(3)	(3)	—	—	(1)	—
Fair value of plan assets, end of year	$15,994	$12,697	$4,525	$4,025	$255	$328

Over (under) funded status	$(1,779)	$(3,256)	$(141)	$(190)	$(3,705)	$(3,321)

Components of net amount recognized in financial position:
Other assets (non-current asset)	$219	$9	$485	$442	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(42)	(40)	(19)	(20)	(161)	(173)
Liability for postemployment benefits (non-current liability) [1]	(1,956)	(3,225)	(607)	(612)	(3,544)	(3,148)
Net liability recognized	$(1,779)	$(3,256)	$(141)	$(190)	$(3,705)	$(3,321)

Amounts recognized in Accumulated other comprehensive income (pre-tax) consist of:
Prior service cost (credit)	$—	$—	$16	$20	$(78)	$(126)

1 The Liability for postemployment benefits reported in Statement 3 includes our liability for other postemployment benefits and our liability for non-qualified deferred compensation plans. For 2019, these liabilities were $60 million and $432 million, respectively. For 2018, these liabilities were $119 million and $351 million, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(Millions of dollars)	2019	2018	2019	2018
Pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$14,037	$15,614	$2,010	$1,821
Accumulated benefit obligation	$14,037	$15,541	$1,896	$1,723
Fair value of plan assets	$12,039	$12,349	$1,384	$1,189

Pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$14,037	$15,614	$1,875	$1,655
Accumulated benefit obligation	$14,037	$15,541	$1,799	$1,603
Fair value of plan assets	$12,039	$12,349	$1,269	$1,047

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

B. Net periodic benefit cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$115	$125	$115	$80	$89	$95	$80	$83	$78
Interest cost	600	534	525	94	96	101	136	125	130
Expected return on plan assets	(721)	(808)	(734)	(148)	(221)	(231)	(18)	(32)	(37)
Curtailments, settlements and termination benefits	(1)	—	9	(7)	(33)	15	—	(2)	—
Amortization of prior service cost (credit) [1]	—	—	—	—	—	(2)	(40)	(36)	(23)
Actuarial loss (gain) [2]	72	534	481	90	111	(195)	306	(150)	15
Net Periodic benefit cost (benefit) [3]	$65	$385	$396	$109	$42	$(217)	$464	$(12)	$163

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$(4)	$20	$3	$8	$(20)	$(77)
Amortization of prior service (cost) credit [1]	—	—	—	—	—	2	40	36	23
Total recognized in other comprehensive income	—	—	—	(4)	20	5	48	16	(54)
Total recognized in net periodic cost and other comprehensive income	$65	$385	$396	$105	$62	$(212)	$512	$4	$109

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost	4.3%	3.7%	4.2%	2.5%	2.3%	2.4%	4.1%	3.5%	3.9%
Discount rate used to measure interest cost	3.9%	3.2%	3.3%	2.3%	2.2%	2.3%	3.9%	3.2%	3.3%
Expected rate of return on plan assets [4]	5.9%	6.3%	6.7%	3.8%	5.2%	5.9%	7.2%	7.5%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%	3.0%	4.0%	4.0%	4.1%	4.0%	4.0%

[1]
The estimated amount of prior service cost (credit) that will be amortized from Accumulated other comprehensive income (loss) at December 31, 2019 into net periodic benefit cost (pre-tax) in 2020 is a credit of $38 million for Other Postretirement Benefits.

[2]
Actuarial loss (gain) represents the effects of actual results differing from our assumptions and the effects of changing assumptions. We recognize actuarial loss (gain) immediately through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.

[3]	The service cost component is included in Operating costs and all other components are included in Other income (expense) in Statement 1.

[4]	The weighted-average rates for 2020 are 5.1 percent and 3.2 percent for U.S. and non-U.S. pension plans, respectively.

The discount rates used in the determination of our service and interest cost components are determined by utilizing a full yield curve approach which applies specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Our U.S. expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. To arrive at our expected long-term return, the amount added for active management was 0.40 percent for 2019, 0.75 percent for 2018 and 0.80 percent for 2017.  A similar process is used to determine this rate for our non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 6.1 percent in our calculation of 2019 benefit expense.  We expect a weighted-average increase of 6.1 percent during 2020.  The 2020 rates are assumed to decrease gradually to the ultimate health care trend rate of 5 percent in 2025. This rate represents 3 percent general inflation plus 2 percent additional health care inflation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(Millions of dollars)	One-percentage- point increase	One-percentage- point decrease
Effect on 2019 service and interest cost components of other postretirement benefit cost	$13	$(11)
Effect on accumulated postretirement benefit obligation	$158	$(133)

C. Expected contributions and benefit payments

Information about expected contributions and benefit payments for pension and other postretirement benefit plans is as follows:

(Millions of dollars)	2020
Expected employer contributions:
U.S. Pension Benefits	$40
Non-U.S. Pension Benefits	$105
Other Postretirement Benefits	$135

Expected benefit payments:	2020	2021	2022	2023	2024	2025- 2029	Total
U.S. Pension Benefits	$1,020	$1,010	$1,010	$1,010	$1,010	$5,005	$10,065
Non-U.S. Pension Benefits	$280	$175	$180	$185	$190	$1,055	$2,065
Other Postretirement Benefits	$290	$285	$280	$275	$270	$1,340	$2,740

Expected Medicare Part D subsidy:	$9	$9	$9	$8	$8	$35	$78

The above table reflects the total expected employer contributions and expected benefits to be paid from the plan or from company assets and does not include the participants’ share of the cost. The expected benefit payments for our other postretirement benefits include payments for prescription drug benefits. The above table also includes Medicare Part D subsidy amounts expected to be received by the company which will offset other postretirement benefit payments.

D. Plan assets

In general, our strategy for both the U.S. and non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. The current U.S. pension target asset allocation is 70 percent fixed income and 30 percent equities. This target allocation will be revisited periodically to ensure it reflects our overall objectives. The non-U.S. pension weighted-average target allocations are 79 percent fixed income, 12 percent equities, 5 percent real estate and 4 percent other.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  The non-U.S. plan assets are primarily invested in non-U.S. securities.

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

The use of certain derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives.  The plans do not use derivative contracts for speculative purposes.

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note 18 for a discussion of the fair value hierarchy.

Fair values are determined as follows:

•	Equity securities are primarily based on valuations for identical instruments in active markets.

•	Fixed income securities are primarily based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

•	Real estate is stated at the fund’s net asset value or at appraised value.

•	Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$2,578	$—	$23	$133	$2,734
Non-U.S. equities	2,068	—	—	—	2,068

Fixed income securities:
U.S. corporate bonds	—	6,577	57	—	6,634
Non-U.S. corporate bonds	—	1,414	—	—	1,414
U.S. government bonds	—	2,220	—	—	2,220
U.S. governmental agency mortgage-backed securities	—	63	—	—	63
Non-U.S. government bonds	—	96	—	—	96

Real estate	—	—	10	—	10

Cash, short-term instruments and other	230	10	—	515	755
Total U.S. pension assets	$4,876	$10,380	$90	$648	$15,994

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,971	$—	$35	$155	$2,161
Non-U.S. equities	1,279	—	1	—	1,280

Fixed income securities:
U.S. corporate bonds	—	6,371	61	52	6,484
Non-U.S. corporate bonds	—	1,332	—	—	1,332
U.S. government bonds	—	590	—	—	590
U.S. governmental agency mortgage-backed securities	—	384	—	—	384
Non-U.S. government bonds	—	79	—	—	79

Real estate	—	—	10	—	10

Cash, short-term instruments and other	202	9	—	166	377
Total U.S. pension assets	$3,452	$8,765	$107	$373	$12,697

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$58	$—	$—	$—	$58
Non-U.S. equities	346	29	—	65	440
Global equities [1]	26	16	—	111	153

Fixed income securities:
U.S. corporate bonds	—	253	—	—	253
Non-U.S. corporate bonds	—	808	—	7	815
U.S. government bonds	—	65	—	—	65
Non-U.S. government bonds	—	1,952	—	—	1,952
Global fixed income [1]	—	182	—	208	390

Real estate	—	211	—	—	211

Cash, short-term instruments and other [2]	68	120	—	—	188
Total non-U.S. pension assets	$498	$3,636	$—	$391	$4,525

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$43	$—	$—	$—	$43
Non-U.S. equities	259	28	—	53	340
Global equities [1]	23	23	—	90	136

Fixed income securities:
U.S. corporate bonds	—	206	—	—	206
Non-U.S. corporate bonds	—	690	—	6	696
U.S. government bonds	—	74	—	—	74
Non-U.S. government bonds	—	1,721	—	—	1,721
Global fixed income [1]	—	261	—	215	476

Real estate	—	185	—	—	185

Cash, short-term instruments and other [2]	66	82	—	—	148
Total non-U.S. pension assets	$391	$3,270	$—	$364	$4,025
[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

We have reclassified $143 million from Level 1 to measured at net assets value for 2018. The reclassification did not impact total assets.

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$119	$—	$—	$—	$119
Non-U.S. equities	56	—	—	—	56

Fixed income securities:
U.S. corporate bonds	—	33	—	—	33
Non-U.S. corporate bonds	—	6	—	—	6
U.S. government bonds	—	9	—	—	9
U.S. governmental agency mortgage-backed securities	—	16	—	—	16
Non-U.S. government bonds	—	3	—	—	3

Cash, short-term instruments and other	2	1	—	10	13
Total other postretirement benefit assets	$177	$68	$—	$10	$255

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$151	$1	$—	$—	$152
Non-U.S. equities	64	—	—	—	64

Fixed income securities:
U.S. corporate bonds	—	45	—	—	45
Non-U.S. corporate bonds	—	11	—	—	11
U.S. government bonds	—	8	—	—	8
U.S. governmental agency mortgage-backed securities	—	25	—	—	25
Non-U.S. government bonds	—	3	—	—	3

Cash, short-term instruments and other	3	1	—	16	20
Total other postretirement benefit assets	$218	$94	$—	$16	$328

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended December 31, 2019 and 2018.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

(Millions of dollars)	Equities	Fixed Income	Real Estate
U.S. Pension
Balance at December 31, 2017	$20	$60	$10
Unrealized gains (losses)	(6)	(12)	—
Realized gains (losses)	—	—	—
Purchases, issuances and settlements, net	21	11	—
Transfers in and/or out of Level 3	1	2	—
Balance at December 31, 2018	$36	$61	$10
Unrealized gains (losses)	(9)	—	—
Realized gains (losses)	7	—	—
Purchases, issuances and settlements, net	(10)	(4)	—
Transfers in and/or out of Level 3	(1)	—	—
Balance at December 31, 2019	$23	$57	$10

E. Defined contribution plans

We have both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. Our primary U.S. 401(k) plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis. Employees with frozen defined benefit pension accruals are eligible for matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age). Employees that were still accruing benefits under a defined benefit pension plan up to December 31, 2019 were eligible for matching contributions equal to 50 percent of employee contributions up to 6 percent of cash compensation. All our U.S. defined benefit pension plans were frozen on December 31, 2019 for remaining employees still accruing a benefit. Starting in 2020, these employees will receive matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age).

These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2019 and 2018, the ESOP held 14.9 million and 17.2 million shares, respectively. All of the shares held by the ESOP were allocated to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2019	2018	2017
U.S. plans	$414	$271	$375
Non-U.S. plans	83	89	73
	$497	$360	$448

13.	Short-term borrowings

	December 31,
(Millions of dollars)	2019	2018
Machinery, Energy & Transportation:
Notes payable to banks	$5	$—
	5	—
Financial Products:
Notes payable to banks	605	526
Commercial paper	4,168	4,759
Demand notes	388	438
	5,161	5,723
Total short-term borrowings	$5,166	$5,723

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2019	2018
Notes payable to banks	5.0%	5.3%
Commercial paper	1.3%	2.0%
Demand notes	1.7%	2.2%

Please refer to Note 18 and Table III for fair value information on short-term borrowings.

14.	Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2019	2018
Machinery, Energy & Transportation:
Notes—$1,250 million of 3.900% due 2021 [2]	4.01%	$1,248	$1,247
Notes—$759 million of 5.200% due 2041 [2]	5.27%	752	751
Debentures—$120 million of 9.375% due 2021	9.41%	120	120
Debentures—$500 million of 2.600% due 2022 [2]	2.70%	499	498
Debentures—$82 million of 8.000% due 2023	8.06%	82	82
Debentures—$1,000 million of 3.400% due 2024	3.46%	998	997
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	192	192
Debentures—$500 million of 2.600% due 2029 [2]	2.64%	497	—
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	240	240
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	220	218
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	456	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	158
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,277	1,257
Debentures—$500 million of 4.300% due 2044	4.39%	493	493
Debentures—$1,000 million of 3.250% due 2049 [2]	3.37%	982	—
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	241
Finance lease obligations & other [3]		128	497
Total Machinery, Energy & Transportation		9,141	8,005
Financial Products:
Medium-term notes		16,719	16,592
Other		421	403
Total Financial Products		17,140	16,995
Total long-term debt due after one year		$26,281	$25,000

[1]	Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.

[2]
Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.

[3]
2018 includes $360 million related to a financing transaction in Japan entered into in 2017 that was removed in 2019 due to the new lease accounting guidance adopted January 1, 2019. See Note 1J for additional information.

All outstanding notes and debentures are unsecured and rank equally with one another.

On September 19, 2019, we issued $1.0 billion of 3.250% Senior Notes due 2049 and $500 million of 2.600% Senior Notes due 2029.

Cat Financial’s medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 2.7% with remaining maturities up to 8 years at December 31, 2019.

The above table includes $28.5 million of medium-term notes that can be called at par.

The aggregate amounts of maturities of long-term debt during each of the years 2020 through 2024, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2020	2021	2022	2023	2024
Machinery, Energy & Transportation	$16	$1,403	$513	$93	$1,007
Financial Products	6,194	7,732	4,744	2,167	2,157
	$6,210	$9,135	$5,257	$2,260	$3,164

Interest paid on short-term and long-term borrowings for 2019, 2018 and 2017 was $1,057 million, $1,088 million and $1,131 million, respectively. Interest paid in 2017 includes a prepayment fee of $58 million related to the early retirement of our 7.90% senior notes due December 2018.

Medium-term notes of $1.50 billion matured January 10, 2020 and were excluded from Current maturities of long-term debt as of December 31, 2019 due to an issuance on January 9, 2020 of two $750 million medium-term notes, maturing in 2021 and 2022. The table above reflects the maturity dates of the new medium-term notes.

Please refer to Note 18 and Table III for fair value information on long-term debt.

15.	Credit commitments

	December 31, 2019
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,751	$7,749
Other external	4,999	194	4,805
Total credit lines available	15,499	2,945	12,554
Less: Commercial paper outstanding	(4,168)	—	(4,168)
Less: Utilized credit	(1,247)	—	(1,247)
Available credit	$10,084	$2,945	$7,139

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2019 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2020.

•	The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2022.

•	The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.

Other consolidated credit lines with banks as of December 31, 2019 totaled $5.00 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

At December 31, 2019, Caterpillar’s consolidated net worth was $14.63 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2019, Cat Financial’s covenant interest coverage ratio was 1.77 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2019, Cat Financial’s six-month covenant leverage ratio was 7.65 to 1 and year-end covenant leverage ratio was 7.46 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2019, there were no borrowings under the Credit Facility.

16.	Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2019	2018	2017
Profit for the period (A) [1]	$6,093	$6,147	$754
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	561.6	591.4	591.8
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	5.9	8.0	7.5
Average common shares outstanding for fully diluted computation (C) [2]	567.5	599.4	599.3
Profit per share of common stock:
Assuming no dilution (A/B)	$10.85	$10.39	$1.27
Assuming full dilution (A/C) [2]	$10.74	$10.26	$1.26
Shares outstanding as of December 31 (in millions)	550.1	575.5	597.6

[1]	Profit attributable to common shareholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the year ended December 31, 2019 and 2018, 3.0 million and 1.5 million outstanding stock options, respectively, were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. For 2017, no outstanding SARs and stock options were excluded from the computation of diluted earnings per share because all outstanding SARs and stock options had a dilutive effect.

In July 2018, the Board approved a new share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration.

During 2019 and 2018, we repurchased 30.6 million and 27.7 million shares of Caterpillar common stock, respectively, at an aggregate cost of $4.0 billion and $3.8 billion, respectively. These purchases were made through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

We did not repurchase any Caterpillar common stock during 2017.

17.	Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in Statement 2. Changes in Accumulated other comprehensive income (loss), net of tax, included in Statement 4, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total
Balance at December 31, 2016	$(1,970)	$14	$(115)	$32	$(2,039)
Other comprehensive income (loss) before reclassifications	752	48	(3)	41	838
Amounts reclassified from accumulated other comprehensive (income) loss	13	(16)	77	(65)	9
Other comprehensive income (loss)	765	32	74	(24)	847
Balance at December 31, 2017	$(1,205)	$46	$(41)	$8	$(1,192)
Adjustment to adopt recognition and measurement of financial assets and liabilities guidance	—	—	—	(11)	(11)
Balance at January 1, 2018	(1,205)	46	(41)	(3)	(1,203)
Other comprehensive income (loss) before reclassifications	(397)	(6)	61	(12)	(354)
Amounts reclassified from accumulated other comprehensive (income) loss	1	(28)	(100)	—	(127)
Other comprehensive income (loss)	(396)	(34)	(39)	(12)	(481)
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)
Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income	98	19	(9)	—	108
Balance at January 1, 2019	(1,503)	31	(89)	(15)	(1,576)
Other comprehensive income (loss) before reclassifications	16	(4)	43	35	90
Amounts reclassified from accumulated other comprehensive (income) loss	—	(30)	(51)	—	(81)
Other comprehensive income (loss)	16	(34)	(8)	35	9
Balance at December 31, 2019	$(1,487)	$(3)	$(97)	$20	$(1,567)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on Statement 1 is as follows:

		Year ended December 31,
(Millions of dollars)	Classification of income (expense)	2019	2018	2017

Foreign currency translation:
Gain (loss) on foreign currency translation	Other income (expense)	$—	$(1)	$(13)
Tax (provision) benefit		—	—	—
Reclassifications net of tax		$—	$(1)	$(13)

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$40	$36	$25
Tax (provision) benefit		(10)	(8)	(9)
Reclassifications net of tax		$30	$28	$16

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$11	$—	$—
Foreign exchange contracts	Cost of goods sold	$(3)	$—	$—
Foreign exchange contracts	Other income (expense)	$37	$115	$(121)
Foreign exchange contracts	Interest expense of Financial Products	33	19	6
Interest rate contracts	Interest expense excluding Financial Products	(4)	(3)	(9)
Interest rate contracts	Interest expense of Financial Products	(8)	—	3
Reclassifications before tax		66	131	(121)
Tax (provision) benefit		(15)	(31)	44
Reclassifications net of tax		$51	$100	$(77)

Available-for-sale securities:
Realized gain (loss) on sale of securities	Other income (expense)	$—	$—	$100
Tax (provision) benefit		—	—	(35)
Reclassifications net of tax		$—	$—	$65

Total reclassifications from Accumulated other comprehensive income (loss)		$81	$127	$(9)

18.	Fair value disclosures

A.	Fair value measurements

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in Statement 3 as of December 31, 2019 and 2018 are summarized below:

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	54	—	—	54

Corporate bonds
Corporate bonds	—	856	—	—	856
Asset-backed securities	—	62	—	—	62

Mortgage-backed debt securities
U.S. governmental agency	—	331	—	—	331
Residential	—	6	—	—	6
Commercial	—	47	—	—	47
Total debt securities	9	1,356	—	—	1,365
Equity securities
Large capitalization value	187	—	—	—	187
Smaller company growth	29	—	4	—	33
REIT	—	—	—	126	126
Total equity securities	216	—	4	126	346

Derivative financial instruments, net	—	45	—	—	45
Total Assets	$225	$1,401	$4	$126	$1,756

	December 31, 2018
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	42	—	—	42

Corporate bonds
Corporate bonds	—	720	—	—	720
Asset-backed securities	—	63	—	—	63

Mortgage-backed debt securities
U.S. governmental agency	—	297	—	—	297
Residential	—	7	—	—	7
Commercial	—	13	—	—	13
Total debt securities	9	1,142	—	—	1,151
Equity securities
Large capitalization value	260	—	—	—	260
Smaller company growth	46	—	—	—	46
REIT	—	—	—	119	119
Total equity securities	306	—	—	119	425
Total Assets	$315	$1,142	$—	$119	$1,576

Liabilities
Derivative financial instruments, net	$—	$19	$—	$—	$19
Total Liabilities	$—	$19	$—	$—	$19

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $343 million and $469 million for the years ended December 31, 2019 and 2018, respectively.

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

Fair values of our financial instruments were as follows:

TABLE III—Fair Values of Financial Instruments
	2019		2018
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Cash and short-term investments	$8,284	$8,284	$7,857	$7,857	1	Statement 3
Restricted cash and short-term investments	8	8	33	33	1	Statement 3
Investments in debt and equity securities	1,711	1,711	1,576	1,576	1, 2 & 3	Notes 11 & 19
Finance receivables–net (excluding finance leases 1)	14,473	14,613	14,714	14,798	3	Notes 7 & 19
Wholesale inventory receivables–net (excluding finance leases 1)	1,105	1,076	1,050	1,025	3	Notes 7 & 19
Foreign currency contracts–net	62	62	47	47	2	Notes 4 & 19
Commodity contracts–net	3	3	—	—	2	Notes 4 & 19

Liabilities at December 31,
Short-term borrowings	5,166	5,166	5,723	5,723	1	Note 13
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	9,157	11,216	8,015	9,046	2	Note 14
Financial Products	23,334	23,655	22,815	22,684	2	Note 14
Interest rate swaps–net	20	20	36	36	2	Notes 4 & 19
Commodity contracts–net	—	—	30	30	2	Notes 4 & 19
Guarantees	5	5	8	8	3	Note 21

[1]	Represents finance leases and failed sale leasebacks of $7,800 million at December 31, 2019 and finance leases of $7,463 million at December 31, 2018, respectively.

19.	Concentration of credit risk

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

For derivative contracts, collateral is generally not required of the counterparties or of our company.  The company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements within ME&T and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2019 and 2018, the maximum exposure to credit loss was $116 million and $131 million, respectively, before the application of any master netting agreements.

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

The components of lease costs were as follows:

(Millions of dollars)
Year ended December 31
2019
Operating lease cost	$232
Short-term lease cost	$57

Operating lease right-of-use assets are recognized in Other assets in Statement 3. The operating lease liabilities are recognized in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	December 31, 2019	January 1, 2019
Operating Leases
Other assets	$624	$713
Other current liabilities	$173	$209
Other liabilities	$461	$511

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	2%	2%

Maturities of operating lease liabilities at December 31, 2019 and minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year at December 31, 2018 were as follows:

(Millions of dollars)	December 31, 2019
Amounts Due In
2020	$185
2021	139
2022	86
2023	64
2024	46
Thereafter	175
Total lease payments	695
Less: Imputed interest	(61)
Total	$634

December 31, 2018
Amounts Due In
2019	$205
2020	154
2021	111
2022	67
2023	50
Thereafter	185
Total	$772

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
Year ended December 31
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$224
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$122

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
The residual value of Cat Financial’s leased equipment is determined based on its estimated end-of-term market value.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  The following critical factors are also considered in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options.
During the term of our leases, we monitor residual values.  For operating leases, adjustments to depreciation expense reflecting changes in residual value estimates are recorded prospectively on a straight-line basis.  For finance leases, residual value adjustments are recognized through a reduction of finance revenue over the remaining lease term.
See Note 7 for contractual maturities of finance lease receivables (sales-type and direct finance leases).
The carrying amount of equipment leased to others, included in Property, plant and equipment - net in Statement 3, under operating leases was as follows:

	December 31,
(Millions of dollars)	2019	2018
Equipment leased to others - at original cost	$6,208	$6,015
Less: Accumulated depreciation	(1,960)	(1,744)
Equipment leased to others - net	$4,248	$4,271

Payments due for operating leases at December 31, 2019 and scheduled minimum rental payments for operating leases at December 31, 2018 were as follows:

(Millions of dollars)

December 31, 2019

2020	2021	2022	2023	2024	Thereafter	Total
$861	$558	$299	$149	$74	$70	$2,011

December 31, 2018

2019	2020	2021	2022	2023	Thereafter	Total
$896	$574	$314	$158	$71	$69	$2,082

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on Statement 1, were as follows:

(Millions of dollars)
Year ended December 31
2019
Finance lease revenue	$521
Operating lease revenue	1,248
Total	$1,769

Revenues are presented net of sales and other related taxes.

21.	Guarantees and product warranty

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

Supplier consortium performance guarantees
We have provided guarantees to a customer in Brazil and a customer in Europe related to the performance of contractual obligations by supplier consortiums to which our Caterpillar subsidiaries are members. The guarantees cover potential damages incurred by the customers resulting from the supplier consortiums’ non-performance. The damages are capped except for failure of the consortiums to meet certain obligations outlined in the contract in the normal course of business. The guarantee for the customer in Europe will expire when the supplier consortium performs all of its contractual obligations, which are expected to be completed in 2022. The agreement with the customer in Brazil was terminated during second quarter of 2019. No payments were made under the guarantee.

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

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2019 and 2018, the related recorded liability was $5 million and $8 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 are as follows:

(Millions of dollars)	2019	2018
Caterpillar dealer performance guarantees	$1,150	$1,244
Supplier consortium performance guarantees	238	527
Other guarantees	221	207
Total guarantees	$1,609	$1,978

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2019 and 2018, the SPC’s assets of $1,453 million and $1,149 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,452 million and $1,148 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Cat Financial has commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. Cat Financial applies the same credit policies and approval process for these commitments to extend credit as we do for other financing. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding.  The amount of unused commitments to extend credit to Caterpillar dealers was $11,154 million at December 31, 2019. The amount of unused commitments to extend credit to customers was $693 million at December 31, 2019. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. Cat Financial generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time.

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

(Millions of dollars)	2019	2018
Warranty liability, January 1	$1,391	$1,419
Reduction in liability (payments)	(903)	(783)
Increase in liability (new warranties)	1,053	755
Warranty liability, December 31	$1,541	$1,391

22.	Environmental and legal matters

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

On January 27, 2020, the Brazilian Federal Environmental Agency (“IBAMA”) issued Caterpillar Brasil Ltda a notice of violation regarding allegations around the requirements for use of imported oils at the Piracicaba, Brazil facility.  We have instituted processes to address the allegations.  While we are still discussing resolution of these allegations with IBAMA, the initial notice from IBAMA included a proposed fine of approximately $370,000.  We do not expect this fine or our response to address the allegations to have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

Our Executive Office is comprised of a Chief Executive Officer (CEO), four Group Presidents, a Chief Financial Officer (CFO), a Chief Legal Officer, General Counsel and Corporate Secretary and a Chief Human Resources Officer. The Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage.  The Chief Legal Officer, General Counsel and Corporate Secretary leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President/CFO level.  As such, the CEO serves as our Chief Operating Decision Maker, and operating segments are primarily based on the Group President/CFO reporting structure.

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

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; forestry excavators; feller bunchers; harvesters; knuckleboom loaders; motor graders; pipelayers; road reclaimers; site prep tractors; skidders; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; autonomous ready vehicles and solutions; hard rock vehicles; longwall miners; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; hard rock continuous mining systems; select work tools; machinery components and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. Inter-segment sales are a source of revenue for this segment.

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

Financial Products Segment:  Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of our equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments.

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

C.             Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•
ME&T segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances.  Beginning in 2019, operating lease right-of-use assets are included in segment assets. In 2018, the present value of future lease payments for certain ME&T operating leases was included in segment assets while the estimated financing component of the lease payments was excluded. Liabilities other than accounts payable and customer advances are generally managed at the corporate level and are not included in segment operations.  Financial Products Segment assets generally include all categories of assets.

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

•
Currency exposures for ME&T are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment profit.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting is reported as a methodology difference.

•	Stock-based compensation expense is not included in segment profit.

•	Postretirement benefit expenses are split; segments are generally responsible for service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•
ME&T segment profit is determined on a pretax basis and excludes interest expense and most other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 137 to 143 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs:  May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Beginning in 2019, only certain restructuring costs are excluded from segment profit. A table, Reconciliation of Restructuring costs on page 140, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 25 for more information.

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

Segment Information
(Millions of dollars)
Reportable Segments:
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
2019
Construction Industries	$22,556		$93	$22,649	$331	$3,931	$5,219	$201
Resource Industries	9,813		463	10,276	425	1,629	6,214	168
Energy & Transportation	18,485		3,612	22,097	628	3,910	8,612	613
Machinery, Energy & Transportation	$50,854		$4,168	$55,022	$1,384	$9,470	$20,045	$982
Financial Products Segment	3,434	[1]	—	3,434	829	832	35,813	1,534
Total	$54,288		$4,168	$58,456	$2,213	$10,302	$55,858	$2,516

2018
Construction Industries	$23,116		$121	$23,237	$367	$4,174	$4,902	$266
Resource Industries	9,888		382	10,270	462	1,603	6,442	188
Energy & Transportation	18,832		3,953	22,785	640	3,938	8,386	742
Machinery, Energy & Transportation	$51,836		$4,456	$56,292	$1,469	$9,715	$19,730	$1,196
Financial Products Segment	3,279	[1]	—	3,279	834	505	36,002	1,559
Total	$55,115		$4,456	$59,571	$2,303	$10,220	$55,732	$2,755

2017
Construction Industries	$19,133		$107	$19,240	$400	$3,255	$4,838	$228
Resource Industries	7,504		357	7,861	514	698	6,403	183
Energy & Transportation	15,964		3,418	19,382	653	2,856	7,564	527
Machinery, Energy & Transportation	$42,601		$3,882	$46,483	$1,567	$6,809	$18,805	$938
Financial Products Segment	3,093	[1]	—	3,093	820	792	34,893	1,373
Total	$45,694		$3,882	$49,576	$2,387	$7,601	$53,698	$2,311

1 Includes revenues from ME&T of $524 million, $470 million and $384 million for the years 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019 and 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
2019
Construction Industries	$11,455	$1,533	$4,012	$5,556	$22,556
Resource Industries	3,632	1,533	1,836	2,812	$9,813
Energy & Transportation	8,864	1,389	4,994	3,238	$18,485
All Other operating segment	25	7	28	67	$127
Corporate Items and Eliminations	(192)	—	(20)	(14)	(226)
Machinery, Energy & Transportation Sales	23,784	4,462	10,850	11,659	$50,755

Financial Products Segment	2,235	299	408	492	3,434	[1]
Corporate Items and Eliminations	(234)	(51)	(35)	(69)	(389)
Financial Products Revenues	2,001	248	373	423	3,045

Consolidated Sales and Revenues	$25,785	$4,710	$11,223	$12,082	$53,800

	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
2018
Construction Industries	$10,754	$1,479	$4,410	$6,473	$23,116
Resource Industries	3,357	1,647	2,217	2,667	$9,888
Energy & Transportation	9,685	1,331	4,934	2,882	$18,832
All Other operating segment	63	3	18	70	$154
Corporate Items and Eliminations	(155)	—	(11)	(2)	(168)
Machinery, Energy & Transportation Sales	23,704	4,460	11,568	12,090	$51,822

Financial Products Segment	2,153	281	387	458	3,279	[1]
Corporate Items and Eliminations	(234)	(46)	(26)	(73)	(379)
Financial Products Revenues	1,919	235	361	385	2,900

Consolidated Sales and Revenues	$25,623	$4,695	$11,929	$12,475	$54,722

1 Includes revenues from ME&T of $524 million and $470 million in the years ended December 31, 2019 and 2018, respectively.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments		Consolidated Total
2017
Total external sales and revenues from reportable segments	$42,601	$3,093	$—		$45,694
All Other operating segment	178	—	—		178
Other	(103)	74	(381)	[1]	(410)
Total sales and revenues	$42,676	$3,167	$(381)		$45,462

[1]	Elimination of Financial Products revenues from ME&T.

For the years ended December 31, 2019 and 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
(Millions of dollars)	2019	2018
Oil and gas	$5,205	$5,763
Power generation	4,474	4,334
Industrial	3,749	3,640
Transportation	5,057	5,095
Energy & Transportation External Sales	$18,485	$18,832

Reconciliation of consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
2019
Total profit from reportable segments	$9,470	$832	$10,302
All Other operating segment	4	—	4
Cost centers	(6)	—	(6)
Corporate costs	(602)	(5)	(607)
Timing	(93)	—	(93)
Restructuring costs	(163)	(44)	(207)
Methodology differences:
Inventory/cost of sales	(19)	—	(19)
Postretirement benefit expense	(401)	—	(401)
Stock-based compensation expense	(198)	(7)	(205)
Financing costs	(248)	—	(248)
Currency	(175)	—	(175)
Other income/expense methodology differences	(481)	—	(481)
Other methodology differences	(107)	55	(52)
Total consolidated profit before taxes	$6,981	$831	$7,812

2018
Total profit from reportable segments	$9,715	$505	$10,220
All Other operating segment	23	—	23
Cost centers	2	—	2
Corporate costs	(610)	—	(610)
Timing	(257)	—	(257)
Restructuring costs	(370)	(16)	(386)
Methodology differences:
Inventory/cost of sales	51	—	51
Postretirement benefit expense	(124)	—	(124)
Stock-based compensation expense	(190)	(8)	(198)
Financing costs	(257)	—	(257)
Currency	(219)	—	(219)
Other income/expense methodology differences	(362)	—	(362)
Other methodology differences	(86)	25	(61)
Total consolidated profit before taxes	$7,316	$506	$7,822

2017
Total profit from reportable segments	$6,809	$792	$7,601
All Other operating segment	(44)	—	(44)
Cost centers	22	—	22
Corporate costs	(633)	—	(633)
Timing	(151)	—	(151)
Restructuring costs	(1,253)	(3)	(1,256)
Methodology differences:
Inventory/cost of sales	(77)	—	(77)
Postretirement benefit expense	(141)	—	(141)
Stock-based compensation expense	(198)	(8)	(206)
Financing costs	(524)	—	(524)
Currency	(218)	—	(218)
Other income/expense methodology differences	(181)	—	(181)
Other methodology differences	(97)	(13)	(110)
Total consolidated profit before taxes	$3,314	$768	$4,082

Reconciliation of Restructuring costs:

As noted above, certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments’ results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit (loss)	Restructuring costs	Segment profit (loss) with restructuring costs
2019
Construction Industries	$3,931	$(55)	$3,876
Resource Industries	1,629	(56)	1,573
Energy & Transportation	3,910	(82)	3,828
Financial Products Segment	832	—	832
All Other operating segment	4	(11)	(7)
Total	$10,306	$(204)	$10,102

2018
Construction Industries	$4,174	$(58)	$4,116
Resource Industries	1,603	(191)	1,412
Energy & Transportation	3,938	(84)	3,854
Financial Products Segment	505	(2)	503
All Other operating segment	23	(40)	(17)
Total	$10,243	$(375)	$9,868

2017
Construction Industries	$3,255	$(719)	$2,536
Resource Industries	698	(276)	422
Energy & Transportation	2,856	(115)	2,741
Financial Products Segment	792	(3)	789
All Other operating segment	(44)	(39)	(83)
Total	$7,557	$(1,152)	$6,405

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
2019
Total assets from reportable segments	$20,045	$35,813	$—	$55,858
All Other operating segment	1,337	—	—	1,337
Items not included in segment assets:
Cash and short-term investments	7,299	—	—	7,299
Intercompany receivables	758	—	(758)	—
Investment in Financial Products	4,260	—	(4,260)	—
Deferred income taxes	2,002	—	(708)	1,294
Goodwill and intangible assets	4,435	—	—	4,435
Property, plant and equipment – net and other assets	2,529	—	—	2,529
Inventory methodology differences	(2,426)	—	—	(2,426)
Liabilities included in segment assets	8,541	—	—	8,541
Other	(343)	134	(205)	(414)
Total assets	$48,437	$35,947	$(5,931)	$78,453

2018
Total assets from reportable segments	$19,730	$36,002	$—	$55,732
All Other operating segment	1,279	—	—	1,279
Items not included in segment assets:
Cash and short-term investments	6,968	—	—	6,968
Intercompany receivables	1,633	—	(1,633)	—
Investment in Financial Products	3,672	—	(3,672)	—
Deferred income taxes	2,015	—	(692)	1,323
Goodwill and intangible assets	4,279	—	—	4,279
Property, plant and equipment – net and other assets	1,802	—	—	1,802
Inventory methodology differences	(2,503)	—	—	(2,503)
Liabilities included in segment assets	9,766	—	—	9,766
Other	(166)	66	(37)	(137)
Total assets	$48,475	$36,068	$(6,034)	$78,509

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
2019
Total depreciation and amortization from reportable segments	$1,384	$829	$2,213
Items not included in segment depreciation and amortization:
All Other operating segment	210	—	210
Cost centers	136	—	136
Other	(17)	35	18
Total depreciation and amortization	$1,713	$864	$2,577

2018
Total depreciation and amortization from reportable segments	$1,469	$834	$2,303
Items not included in segment depreciation and amortization:
All Other operating segment	225	—	225
Cost centers	130	—	130
Other	71	37	108
Total depreciation and amortization	$1,895	$871	$2,766

2017
Total depreciation and amortization from reportable segments	$1,567	$820	$2,387
Items not included in segment depreciation and amortization:
All Other operating segment	220	—	220
Cost centers	143	—	143
Other	86	41	127
Total depreciation and amortization	$2,016	$861	$2,877

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
2019
Total capital expenditures from reportable segments	$982	$1,534	$—	$2,516
Items not included in segment capital expenditures:
All Other operating segment	131	—	—	131
Cost centers	101	—	—	101
Timing	(11)	—	—	(11)
Other	(129)	102	(41)	(68)
Total capital expenditures	$1,074	$1,636	$(41)	$2,669

2018
Total capital expenditures from reportable segments	$1,196	$1,559	$—	$2,755
Items not included in segment capital expenditures:
All Other operating segment	170	—	—	170
Cost centers	100	—	—	100
Timing	42	—	—	42
Other	(287)	216	(80)	(151)
Total capital expenditures	$1,221	$1,775	$(80)	$2,916

2017
Total capital expenditures from reportable segments	$938	$1,373	$—	$2,311
Items not included in segment capital expenditures:
All Other operating segment	134	—	—	134
Cost centers	84	—	—	84
Timing	(96)	—	—	(96)
Other	(144)	80	(33)	(97)
Total capital expenditures	$916	$1,453	$(33)	$2,336

Enterprise-wide Disclosures:

Information about Geographic Areas:

				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2019	2018	2017	2019	2018
Inside United States	$22,806	$22,690	$18,552	$7,568	$8,152
Outside United States	30,994	32,032	26,910	5,336	5,422
Total	$53,800	$54,722	$45,462	$12,904	$13,574

1Sales of ME&T are based on dealer or customer location. Revenues from services provided are based on where service is rendered.

24.	Acquisitions

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

Restructuring costs for 2019, 2018 and 2017 were as follows:

(Millions of dollars)	2019	2018	2017
Employee separations [1]	$48	$112	$525
Contract terminations [1]	1	7	183
Long-lived asset impairments [1]	65	93	346
Defined benefit plan curtailments and termination benefits [2]	—	(8)	29
Other [3]	122	182	173
Total restructuring costs	$236	$386	$1,256

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for project management, inventory write-downs, accelerated depreciation and equipment relocation, and also LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2019 were primarily related to restructuring actions across the company. The restructuring costs in 2018 were primarily related to ongoing facility closures across the company. In 2017, about half of the restructuring costs were related to the closure of the facility in Gosselies, Belgium, within Construction Industries, and the remainder was related to other restructuring actions across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 23 for more information.

The following table summarizes the 2018 and 2019 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2017	$249
Increase in liability (separation charges)	112
Reduction in liability (payments)	(276)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	$48

Most of the remaining liability balance as of December 31, 2019 is expected to be paid in 2020.

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

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the United States, additional involuntary programs throughout the company and manufacturing facility consolidations and closures. The largest action among those included in the Plan was related to our European manufacturing footprint which led to the Gosselies, Belgium, facility, closure as discussed above. We incurred $43 million, $121 million and $817 million of restructuring costs associated with these actions in 2019, 2018 and 2017, respectively. The Plan concluded in 2019, and total restructuring costs incurred since inception of the Plan were $1,831 million.

26. Selected quarterly financial results (unaudited)

	2019 Quarter
(Dollars in millions except per share data)	1st		2nd	3rd		4th
Sales and revenues	$13,466		$14,432	$12,758		$13,144
Less: Revenues	(742)		(761)	(784)		(758)
Sales	12,724		13,671	11,974		12,386
Cost of goods sold	9,003		9,941	8,569		9,117
Gross margin	3,721		3,730	3,405		3,269
Profit [1]	$1,881	[3]	$1,620	$1,494		$1,098	[5]
Profit per common share	$3.29		$2.85	$2.69		$2.00
Profit per common share–diluted [2]	$3.25		$2.83	$2.66		$1.97

	2018 Quarter
(Dollars in millions except per share data)	1st		2nd	3rd		4th
Sales and revenues	$12,859		$14,011	$13,510		$14,342
Less: Revenues	(709)		(732)	(747)		(712)
Sales	12,150		13,279	12,763		13,630
Cost of goods sold	8,566		9,422	9,022		9,987
Gross margin	3,584		3,857	3,741		3,643
Profit [1]	$1,665		$1,707	$1,727	[4]	$1,048	[3,5,6]
Profit per common share	$2.78		$2.86	$2.92		$1.80
Profit per common share–diluted [2]	$2.74		$2.82	$2.88		$1.78

[1]	Profit attributable to common shareholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

[3]
The first quarter of 2019 includes a benefit of $178 million to adjust unrecognized tax benefits due to the receipt of final regulations providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform. The fourth quarter of 2018 includes a charge of $50 million due to an estimated increase in the mandatory deemed repatriation of non-U.S. earnings.

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

[5]
The fourth quarter of 2019 and fourth quarter of 2018 include pre-tax pension and other postretirement benefit plan actuarial losses of $468 million and $495 million, respectively. See Note 12 for additional information on these costs.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the company’s internal control over financial reporting as of December 31, 2019 is included on page 65 of Part II, Item 8 “Financial Statements and Supplementary Data.” The effectiveness of the company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 66-67 of Part II, Item 8 “Financial Statements and Supplementary Data.”

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

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

If applicable, information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2020 Proxy Statement.

Code of Ethics

Our Worldwide Code of Conduct (Code), first published in 1974 and most recently updated in 2015, sets a high standard for honesty and ethical behavior by every director and employee, including the principal executive officer, principal financial officer and principal accounting officer.  The Code is posted on our website at www.Caterpillar.com/code. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 510 Lake Cook Road, Suite 100, Deerfield, IL 60015-4971. We post on our website at www.Caterpillar.com/code any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11.	Executive Compensation.

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2020 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2019)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,467,057	$99.29	40,754,720
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	17,467,057	$99.29	40,754,720

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2020 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits:
3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q filed for the quarter ended June 30, 2012)
3.2	Bylaws amended and restated as of June 8, 2016 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 10, 2016)
4.1	Indenture dated as of May 1, 1987, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 filed February 19, 1997)
4.2
First Supplemental Indenture, dated as of June 1, 1989, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.2 to Form S-3 filed February 19, 1997)

4.3
Appointment of Citibank, N.A. as Successor Trustee, dated October 1, 1991, under the Indenture, as supplemented, dated as of May 1, 1987 (incorporated by reference from Exhibit 4.3 to Form S-3 filed February 19, 1997)

4.4
Second Supplemental Indenture, dated as of May 15, 1992, between Caterpillar Inc. and Citibank, N.A., as Successor Trustee (incorporated by reference from Exhibit 4.4 to Form S-3 filed February 19, 1997)

4.5
Third Supplemental Indenture, dated as of December 16, 1996, between Caterpillar Inc. and Citibank, N.A., as Successor Trustee (incorporated by reference from Exhibit 4.5 to Form S-3 filed February 19, 1997)

4.6
Tri-Party Agreement, dated as of November 2, 2006, between Caterpillar Inc., Citibank, N.A. and U.S. Bank National Association appointing U.S. Bank as Successor Trustee under the Indenture dated as of May 1, 1987, as amended and supplemented (incorporated by reference from Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006)

4.7	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed June 25, 2012)
4.8	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 28, 2012)
4.9	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K, filed August 28, 2012)
4.10	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012)
4.11	Form of 3.40% Senior Note due 2024 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.12	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.13	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.14	Form of 2.600% Senior Note due 2029 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.15	Form of 3.250% Senior Note due 2049 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.16	Description of Securities
10.1
Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through second amendment, dated August 22, 2013 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.2
Third Amendment to the Caterpillar Inc. 2006 Long-Term Incentive Plan effective as of April 1, 2019 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019*

10.3	Caterpillar Inc. 2014 Long-Term Incentive Plan, amended and restated effective October 8, 2019*
10.4	Caterpillar Inc. Executive Office Annual Incentive Plan amended and restated October 8, 2019*
10.5
Form of Stock Appreciation Right Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*

10.6
Form of Nonqualified Stock Option Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*

10.7
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016 (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.8
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.9
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.10
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.11
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)*

10.12
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.13
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.14
Addendum to Form of Nonqualified Stock Option Award pursuant to the 2006 and 2014 Long-Term Incentive Plans for awards granted prior to March 4, 2019 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019)*

10.15
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)*

10.16
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2016 (incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.17
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.18
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.19	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated effective January 1, 2020*
10.20
Caterpillar Inc. Supplemental Employees’ Investment Plan, amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.21
First Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July, 24, 2017 (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.22
Second Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.22 the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.23
Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.24
First Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.25
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)*

10.26
Caterpillar Inc. Deferred Employees’ Investment Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.27
First Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.28
Second Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.29
Caterpillar Inc. Supplemental Deferred Compensation Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.30
First Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.31
Second Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.32	Third Amendment to the Caterpillar Inc. Supplement Deferred Compensation Plan effective January 1, 2019*
10.33
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.34
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.35	First Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2020*
10.36
Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated May 1, 2018 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.37
Revised Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated August 28, 2018 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*

10.38	Retention and Retirement Agreement dated July 31, 2017 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2017)*
10.39
First Amendment to Retention and Retirement Agreement by and between Caterpillar Inc. and Bradley M. Halverson dated February 19, 2018 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.40
Retention and Retirement Agreement dated April 6, 2018, by and between Caterpillar Inc. and Robert Brian Charter (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2018)*

10.41
Mercer Super Trust CatSuper Special Arrangement Agreement between Caterpillar of Australia PTY LTD and Robert Brian Charter dated June 26, 2007 (incorporated by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 14, 2019)*

10.42
Mercer Super Trust CatSuper Special Arrangement Agreement, by and between Caterpillar of Australia PTY LTD. and Robert Brian Charter dated April 4, 2018 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.43	Time Share Agreement dated January 10, 2017 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed December 31, 2016)*
10.44
Credit Agreement (2019 364-Day Facility) dated September 5, 2019, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 10, 2019)

10.45
Local Currency Addendum to the 2019 364-Day Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 10, 2019)

10.46
Japan Local Currency Addendum to the 2019 364-Day Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 10, 2019)

10.47
Second Amended and Restated Credit Agreement (3-Year Facility) dated September 5, 2019, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.48
Local Currency Addendum to the 3-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.49
Japan Local Currency Addendum to the 3-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.50
Second Amended and Restated Credit Agreement (5-Year Facility) dated September 5, 2019, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.51
Local Currency Addendum to the Five-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed September 10, 2019)

10.52
Japan Local Currency Addendum to the 5-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed September 10, 2019)

21	Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
_________________________________________
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16.  Form 10-K Summary.

None.

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC.
Registrant

February 19, 2020	By:	/s/ Suzette M. Long
Suzette M. Long
Chief Legal Officer, General Counsel & Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 19, 2020	/s/ D. James Umpleby III
D. James Umpleby III

February 19, 2020	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 19, 2020	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel

February 19, 2020	/s/ Kelly A. Ayotte	Director
Kelly A. Ayotte

February 19, 2020	/s/ David L. Calhoun	Presiding Director
David L. Calhoun

February 19, 2020	/s/ Daniel M. Dickinson	Director
Daniel M. Dickinson

February 19, 2020	/s/ Juan Gallardo	Director
Juan Gallardo

February 19, 2020	/s/ William A. Osborn	Director
William A. Osborn

February 19, 2020	/s/ Debra L. Reed-Klages	Director
Debra L. Reed-Klages

February 19, 2020	/s/ Edward B. Rust, Jr.	Director
Edward B. Rust, Jr.

February 19, 2020	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 19, 2020	/s/ Miles D. White	Director
Miles D. White

February 19, 2020	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.