Form 10-Q
period 2020-03-31
CATERPILLAR INC
filed 2020-05-06
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number:  1-768
CATERPILLAR INC.
(Exact name of registrant as specified in its charter)

Delaware				37-0602744
(State or other jurisdiction of incorporation)				(IRS Employer I.D. No.)
510 Lake Cook Road,	Suite 100,	Deerfield,	Illinois	60015
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (224) 551-4000
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock ($1.00 par value)	CAT	New York Stock Exchange	¹
9 3/8% Debentures due March 15, 2021	CAT21	New York Stock Exchange
8% Debentures due February 15, 2023	CAT23	New York Stock Exchange
5.3% Debentures due September 15, 2035	CAT35	New York Stock Exchange
¹    In addition to the New York Stock Exchange, Caterpillar common stock is also listed on stock exchanges in France and Switzerland.
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

At March 31, 2020, 541,951,509 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31
	2020	2019
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,914	$12,724
Revenues of Financial Products	721	742
Total sales and revenues	10,635	13,466

Operating costs:
Cost of goods sold	7,266	9,003
Selling, general and administrative expenses	1,121	1,319
Research and development expenses	356	435
Interest expense of Financial Products	175	190
Other operating (income) expenses	313	312
Total operating costs	9,231	11,259

Operating profit	1,404	2,207

Interest expense excluding Financial Products	113	103
Other income (expense)	222	160

Consolidated profit before taxes	1,513	2,264

Provision (benefit) for income taxes	425	387
Profit of consolidated companies	1,088	1,877

Equity in profit (loss) of unconsolidated affiliated companies	5	7

Profit of consolidated and affiliated companies	1,093	1,884

Less: Profit (loss) attributable to noncontrolling interests	1	3

Profit [1]	$1,092	$1,881

Profit per common share	$2.00	$3.29

Profit per common share – diluted [2]	$1.98	$3.25

Weighted-average common shares outstanding (millions)
– Basic	546.8	572.4
– Diluted [2]	551.1	578.8

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2020	2019

Profit of consolidated and affiliated companies	$1,093	$1,884
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2020- $(10); 2019 - $(4)	(360)	(22)

Pension and other postretirement benefits:
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2020 - $2; 2019 - $3;	(7)	(7)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - 3 ; 2019 - $(3)	(5)	10
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $15 $; 2019 - $2	(55)	(9)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $4; 2019 - $(6)	(18)	15
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $0; 2019 - $0	—	1

Total other comprehensive income (loss), net of tax	(445)	(12)
Comprehensive income	648	1,872
Less: comprehensive income attributable to the noncontrolling interests	1	3
Comprehensive income attributable to shareholders	$647	$1,869

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and short-term investments	$7,123	$8,284
Receivables – trade and other	7,834	8,568
Receivables – finance	9,120	9,336
Prepaid expenses and other current assets	1,761	1,739
Inventories	11,748	11,266
Total current assets	37,586	39,193

Property, plant and equipment – net	12,488	12,904
Long-term receivables – trade and other	1,196	1,193
Long-term receivables – finance	12,021	12,651
Noncurrent deferred and refundable income taxes	1,426	1,411
Intangible assets	1,478	1,565
Goodwill	6,140	6,196
Other assets	3,559	3,340
Total assets	$75,894	$78,453

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$5
Financial Products	4,789	5,161
Accounts payable	5,769	5,957
Accrued expenses	3,776	3,750
Accrued wages, salaries and employee benefits	878	1,629
Customer advances	1,295	1,187
Dividends payable	—	567
Other current liabilities	2,074	2,155
Long-term debt due within one year:
Machinery, Energy & Transportation	143	16
Financial Products	7,792	6,194
Total current liabilities	26,516	26,621

Long-term debt due after one year:
Machinery, Energy & Transportation	8,998	9,141
Financial Products	15,371	17,140
Liability for postemployment benefits	6,333	6,599
Other liabilities	4,437	4,323
Total liabilities	61,655	63,824
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/20 and 12/31/19 – 814,894,624) at paid-in amount	6,046	5,935
Treasury stock (3/31/20 – 272,943,115 shares; 12/31/19 – 264,812,014 shares) at cost	(25,341)	(24,217)
Profit employed in the business	35,504	34,437
Accumulated other comprehensive income (loss)	(2,012)	(1,567)
Noncontrolling interests	42	41
Total shareholders’ equity	14,239	14,629
Total liabilities and shareholders’ equity	$75,894	$78,453

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	5,827	(20,531)	30,554	(1,576)	41	14,315
Profit of consolidated and affiliated companies	—	—	1,881	—	3	1,884
Foreign currency translation, net of tax	—	—	—	(22)	—	(22)
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	1	—	1
Available-for-sale securities, net of tax	—	—	—	16	—	16
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 1,859,065	(73)	68	—	—	—	(5)
Stock-based compensation expense	45	—	—	—	—	45
Common shares repurchased: 5,699,525 [1]	—	(751)	—	—	—	(751)
Other	5	—	—	—	(2)	3
Balance at March 31, 2019	$5,804	$(21,214)	$32,435	$(1,588)	$41	$15,478

Three Months Ended March 31, 2020
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance [2]
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	5,935	(24,217)	34,412	(1,567)	41	14,604
Profit of consolidated and affiliated companies	—	—	1,092	—	1	1,093
Foreign currency translation, net of tax	—	—	—	(360)	—	(360)
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	(60)	—	(60)
Available-for-sale securities, net of tax	—	—	—	(18)	—	(18)
Common shares issued from treasury stock for stock-based compensation: 1,197,083	(62)	39	—	—	—	(23)
Stock-based compensation expense	47	—	—	—	—	47
Common shares repurchased: 9,328,184 [1]	—	(1,163)	—	—	—	(1,163)
Other	126	—	—	—	—	126
Balance at March 31, 2020	$6,046	$(25,341)	$35,504	$(2,012)	$42	$14,239

1 See Note 12 for additional information.
2 See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31
	2020	2019
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,093	$1,884
Adjustments for non-cash items:
Depreciation and amortization	614	641
Gain on remeasurement of a non-U.S. pension obligation	(254)	—
Provision (benefit) for deferred income taxes	20	(11)
Other	534	88
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	500	(150)
Inventories	(541)	(813)
Accounts payable	90	355
Accrued expenses	(97)	135
Accrued wages, salaries and employee benefits	(722)	(1,185)
Customer advances	116	105
Other assets – net	(50)	(7)
Other liabilities – net	(173)	79
Net cash provided by (used for) operating activities	1,130	1,121

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(305)	(278)
Expenditures for equipment leased to others	(243)	(269)
Proceeds from disposals of leased assets and property, plant and equipment	216	209
Additions to finance receivables	(2,953)	(2,615)
Collections of finance receivables	3,153	2,818
Proceeds from sale of finance receivables	31	44
Investments and acquisitions (net of cash acquired)	(35)	(2)
Proceeds from sale of securities	68	57
Investments in securities	(180)	(107)
Other – net	35	(38)
Net cash provided by (used for) investing activities	(213)	(181)

Cash flow from financing activities:
Dividends paid	(567)	(494)
Common stock issued, including treasury shares reissued	(23)	(5)
Common shares repurchased	(1,043)	(751)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	15	—
Financial Products	2,126	2,665
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(6)	(2)
Financial Products	(2,460)	(2,565)
Short-term borrowings – net (original maturities three months or less)	(40)	(522)
Other – net	(1)	(1)
Net cash provided by (used for) financing activities	(1,999)	(1,675)
Effect of exchange rate changes on cash	(80)	3
Increase (decrease) in cash and short-term investments and restricted cash	(1,162)	(732)
Cash and short-term investments and restricted cash at beginning of period	8,292	7,890
Cash and short-term investments and restricted cash at end of period	$7,130	$7,158

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2020 and 2019, (b) the consolidated comprehensive income for the three months ended March 31, 2020 and 2019, (c) the consolidated financial position at March 31, 2020 and December 31, 2019, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2020 and 2019 and (e) the consolidated cash flow for the three months ended March 31, 2020 and 2019.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).

The December 31, 2019 financial position data included herein is derived from the audited consolidated financial statements included in the 2019 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from these VIEs for which we are not the primary beneficiary was $134 million and $133 million as of March 31, 2020 and December 31, 2019, respectively.

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

2.                                   New accounting guidance

A. Adoption of new accounting standards

Credit losses (Accounting Standards Update (ASU) 2016-13) – In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance was effective January 1, 2020 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2020. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. The adoption did not have a material impact on our financial statements.

We adopted the following ASUs effective January 1, 2020, none of which had a material impact on our financial statements:

ASU	Description
2018-13	Fair value measurement
2018-15	Internal-use software
2018-19	Codification improvements - Credit losses
2019-04	Codification improvements - Credit losses, Derivatives & hedging, and Financial instruments
2019-05	Financial instruments - Credit losses
2019-11	Codification improvements - Credit losses
2019-12	Simplifying accounting for income taxes
2020-02	Financial instruments - Credit losses
2020-03	Codification improvements - Financial instruments

B. Accounting standards issued but not yet adopted

We consider the applicability and impact of all ASUs. The ASUs were assessed and either determined to be not applicable or not expected to have a material impact on our financial statements.

3.	Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. Wholesale inventory receivables are included in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,645 million, $7,648 million and $7,743 million as of March 31, 2020, December 31, 2019 and December 31, 2018, respectively, and are recognized in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $663 million, $693 million and $674 million as of March 31, 2020, December 31, 2019 and December 31, 2018, respectively, and are recognized in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,757 million, $1,654 million and $1,680 million as of March 31, 2020, December 31, 2019 and December 31, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2020, we recognized $368 million of revenue that was recorded as a contract liability at the beginning of 2020. During the three months ended March 31, 2019, we recognized $507 million of revenue that was recorded as a contract liability at the beginning of 2019.

As of March 31, 2020, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $6.4 billion, of which $2.6 billion is expected to be completed and revenue recognized in the twelve months following March 31, 2020. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $47 million and $45 million for the three months ended March 31, 2020 and 2019, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,913,888	$25.98	$127.60	1,499,524	$40.98	$138.35
RSUs	705,287	$127.60	$127.60	657,389	$138.35	$138.35
PRSUs	371,641	$127.60	$127.60	342,097	$138.35	$138.35

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2020 and 2019, respectively:

	Grant Year
	2020	2019
Weighted-average dividend yield	2.47%	2.56%
Weighted-average volatility	25.7%	29.1%
Range of volatilities	24.5-29.7%	25.1-38.7%
Range of risk-free interest rates	1.21-1.39%	2.48-2.68%
Weighted-average expected lives	8 years	7 years

As of March 31, 2020, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $300 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of March 31, 2020, the maximum term of these outstanding contracts was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

As of March 31, 2020, $44 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in current earnings will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2020	December 31, 2019
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$56	$18
Machinery, Energy & Transportation	Long-term receivables – trade and other	9	9
Machinery, Energy & Transportation	Accrued expenses	(114)	(20)
Machinery, Energy & Transportation	Other liabilities	(28)	—
Financial Products	Receivables – trade and other	70	54
Financial Products	Long-term receivables – trade and other	82	13
Financial Products	Accrued expenses	(1)	(3)
Interest rate contracts
Machinery, Energy & Transportation	Receivables – trade and other	6	—
Machinery, Energy & Transportation	Accrued expenses	(10)	—
Financial Products	Long-term receivables – trade and other	61	5
Financial Products	Accrued expenses	(31)	(25)
		$100	$51
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$2	$1
Machinery, Energy & Transportation	Accrued expenses	(7)	—
Financial Products	Receivables – trade and other	75	7
Financial Products	Long-term receivables – trade and other	13	5
Financial Products	Accrued expenses	(28)	(22)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	1	4
Machinery, Energy & Transportation	Accrued expenses	(35)	(1)
		$21	$(6)

The total notional amounts of the derivative instruments were as follows:

(Millions of dollars)	March 31, 2020	December 31, 2019

Machinery, Energy & Transportation	$4,784	$2,563
Financial Products	$10,580	$8,931

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Cash Flow Hedges
	Three Months Ended March 31, 2020
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(90)	Sales of Machinery, Energy & Transportation	$5	$9,914
		Cost of goods sold	(11)	7,266
Financial Products	101	Interest expense of Financial Products	11	175
		Other income (expense)	71	222
Interest rate contracts
Machinery, Energy & Transportation	(4)	Interest expense excluding Financial Products	(1)	113
Financial Products	(15)	Interest expense of Financial Products	(5)	175
	$(8)		$70

	Three Months Ended March 31, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$17	Sales of Machinery, Energy & Transportation	$1	$12,724
		Cost of goods sold	(3)	9,003
Financial Products	22	Interest expense of Financial Products	7	190
		Other income (expense)	6	160
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	103
Financial Products	(26)	Interest expense of Financial Products	1	190
	$13		$11

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(3)	$6
Financial Products	Other income (expense)	108	(29)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(46)	23
		$59	$—

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2020 and December 31, 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

March 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$74	$—	$74	$(74)	$—	$—
Financial Products	301	—	301	(47)	—	254
Total	$375	$—	$375	$(121)	$—	$254

March 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(194)	$—	$(194)	$74	$—	$(120)
Financial Products	(60)	—	(60)	47	—	(13)
Total	$(254)	$—	$(254)	$121	$—	$(133)

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$32	$—	$32	$(13)	$—	$19
Financial Products	84	—	84	(21)	—	63
Total	$116	$—	$116	$(34)	$—	$82

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(21)	$—	$(21)	$13	$—	$(8)
Financial Products	(50)	—	(50)	21	—	(29)
Total	$(71)	$—	$(71)	$34	$—	$(37)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2020	December 31, 2019
Raw materials	$4,264	$4,263
Work-in-process	1,227	1,147
Finished goods	6,010	5,598
Supplies	247	258
Total inventories	$11,748	$11,266

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2020
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,402	$(1,421)	$981
Intellectual property	12	1,488	(1,050)	438
Other	13	186	(127)	59
Total finite-lived intangible assets	14	$4,076	$(2,598)	$1,478

		December 31, 2019
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,450	$(1,406)	$1,044
Intellectual property	12	1,510	(1,055)	455
Other	13	191	(125)	66
Total finite-lived intangible assets	14	$4,151	$(2,586)	$1,565

Amortization expense for the three months ended March 31, 2020 and 2019 was $80 million and $82 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2020	2021	2022	2023	2024	Thereafter
$226	$288	$271	$214	$157	$322

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2020 or 2019.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2020 were as follows:

(Millions of dollars)	December 31, 2019	Other Adjustments [1]	March 31, 2020
Construction Industries
Goodwill	$306	$(1)	$305
Impairments	(22)	—	(22)
Net goodwill	284	(1)	283
Resource Industries
Goodwill	4,156	(38)	4,118
Impairments	(1,175)	—	(1,175)
Net goodwill	2,981	(38)	2,943
Energy & Transportation
Goodwill	2,875	(17)	2,858
All Other [2]
Goodwill	56	—	56
Consolidated total
Goodwill	7,393	(56)	7,337
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,196	$(56)	$6,140

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

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	March 31, 2020			December 31, 2019
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	46	1	47	54	—	54

Corporate bonds
Corporate bonds	880	(9)	871	836	20	856
Asset-backed securities	87	(1)	86	62	—	62

Mortgage-backed debt securities
U.S. governmental agency	365	13	378	327	4	331
Residential	6	(1)	5	6	—	6
Commercial	53	—	53	46	1	47
Total debt securities	$1,446	$3	$1,449	$1,340	$25	$1,365

Available-for-sale investments in an unrealized loss position:

	March 31, 2020
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$375	$20	$42	$1	$417	$21
Asset-backed securities	$46	$2	$2	$—	$48	$2
Total	$421	$22	$44	$1	$465	$23

	December 31, 2019
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$58	$1	$50	$—	$108	$1
Total	$58	$1	$50	$—	$108	$1

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

The cost basis and fair value of the available-for-sale debt securities at March 31, 2020, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2020
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$97	$97
Due after one year through five years	683	680
Due after five years through ten years	189	184
Due after ten years	53	52
U.S. governmental agency mortgage-backed securities	365	378
Residential mortgage-backed securities	6	5
Commercial mortgage-backed securities	53	53
Total debt securities – available-for-sale	$1,446	$1,449

Sales of available-for-sale securities:
	Three Months Ended March 31
(Millions of dollars)	2020	2019
Proceeds from the sale of available-for-sale securities	$58	$47
Gross losses from the sale of available-for-sale securities	$—	$1

For the three months ended March 31, 2020 and 2019, the net unrealized gains (losses) for equity securities held at March 31, 2020 and 2019 were $(54) million and $38 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	March 31		March 31		March 31
	2020	2019	2020	2019	2020	2019
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$29	$14	$21	$23	$20
Interest cost	121	150	19	23	26	34
Expected return on plan assets	(198)	(181)	(35)	(37)	(3)	(5)
Amortization of prior service cost (credit)	—	—	—	—	(9)	(10)
Gain on remeasurement of a non-U.S. pension obligation [1]	—	—	(254)	—	—	—
Net periodic benefit cost (benefit) [2]	$(77)	$(2)	$(256)	$7	$37	$39

[1]
Total lump-sum transfers out of a non-U.S. pension plan exceeded the service and interest cost for 2020, which required us to follow settlement accounting and remeasure the plan's obligation as of March 31, 2020.

[2]
The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $98 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2020. We currently anticipate full-year 2020 contributions of approximately $280 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended March 31
(Millions of dollars)	2020	2019
U.S. Plans	$19	$137
Non-U.S. Plans	23	21
	$42	$158

The decrease in the U.S. defined contribution benefit costs for the three months ended March 31, 2020 is primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended March 31
	2020	2019
Finance lease revenue	$125	$119
Operating lease revenue	303	316
Total	$428	$435

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

Supplier consortium performance guarantee
We have provided a guarantee to a customer in Europe related to the performance of contractual obligations by a supplier consortium to which one of our Caterpillar subsidiaries is a member. The guarantee covers potential damages incurred by the customer resulting from the supplier consortium's non-performance. The damages are capped except for failure of the consortium to meet certain obligations outlined in the contract in the normal course of business. The guarantee will expire when the supplier consortium performs all of its contractual obligations, which is expected to be completed in 2022.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both March 31, 2020 and December 31, 2019, the related recorded liability was $5 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2020	December 31, 2019
Caterpillar dealer performance guarantees	$1,151	$1,150
Supplier consortium performance guarantee	238	238
Other guarantees	209	221
Total guarantees	$1,598	$1,609

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2020 and December 31, 2019, the SPC’s assets of $1,475 million and $1,453 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,473 million and $1,452 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2020
Warranty liability, January 1	$1,541
Reduction in liability (payments)	(227)
Increase in liability (new warranties)	219
Warranty liability, March 31	$1,533

(Millions of dollars)	2019
Warranty liability, January 1	$1,391
Reduction in liability (payments)	(903)
Increase in liability (new warranties)	1,053
Warranty liability, December 31	$1,541

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31
(Dollars in millions except per share data)	2020	2019
Profit for the period (A) [1]	$1,092	$1,881
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	546.8	572.4
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.3	6.4
Average common shares outstanding for fully diluted computation (C) [2]	551.1	578.8
Profit per share of common stock:
Assuming no dilution (A/B)	$2.00	$3.29
Assuming full dilution (A/C) [2]	$1.98	$3.25
Shares outstanding as of March 31 (in millions)	542.0	571.7

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2020 and 2019, 4.9 million and 3.0 million outstanding stock options, respectively, were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of March 31, 2020, approximately $4.9 billion remained available under the 2018 Authorization.

During the first three months of 2020 and 2019, we repurchased 9.3 million and 5.7 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.2 billion and $0.8 billion, respectively. These purchases were made through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended March 31, 2020
Balance at December 31, 2019	$(1,487)	$(3)	$(97)	$20	$(1,567)
Other comprehensive income (loss) before reclassifications	(384)	—	(5)	(18)	(407)
Amounts reclassified from accumulated other comprehensive (income) loss	24	(7)	(55)	—	(38)
Other comprehensive income (loss)	(360)	(7)	(60)	(18)	(445)
Balance at March 31, 2020	$(1,847)	$(10)	$(157)	$2	$(2,012)

Three Months Ended March 31, 2019
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)
Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income	98	19	(9)	—	108
Balance at January 1, 2019	(1,503)	31	(89)	(15)	(1,576)
Other comprehensive income (loss) before reclassifications	(22)	—	10	15	3
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(9)	1	(15)
Other comprehensive income (loss)	(22)	(7)	1	16	(12)
Balance at March 31, 2019	$(1,525)	$24	$(88)	$1	$(1,588)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended March 31
(Millions of dollars)	Classification of income (expense)	2020	2019

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(24)	$—
Reclassifications net of tax		$(24)	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$9	$10
Tax (provision) benefit		(2)	(3)
Reclassifications net of tax		$7	$7

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$5	$1
Foreign exchange contracts	Cost of goods sold	(11)	(3)
Foreign exchange contracts	Other income (expense)	71	6
Foreign exchange contracts	Interest expense of Financial Products	11	7
Interest rate contracts	Interest expense excluding Financial Products	(1)	(1)
Interest rate contracts	Interest expense of Financial Products	(5)	1
Reclassifications before tax		70	11
Tax (provision) benefit		(15)	(2)
Reclassifications net of tax		$55	$9

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$(1)
Reclassifications net of tax		$—	$(1)

Total reclassifications from Accumulated other comprehensive income (loss)		$38	$15

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

15.                              Income taxes

The provision for income taxes for the first three months of 2020 reflected a higher estimated annual tax rate of 31 percent compared with 26 percent for the first three months of 2019, excluding the discrete items discussed below. The increase in the estimated annual tax rate is primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

In the first three months of 2020, a $43 million tax charge was recorded related to the $254 million remeasurement gain resulting from the settlement of a non-U.S. pension obligation. This gain and related tax were excluded from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated. In addition, a discrete tax benefit of $8 million was recorded in the first three months of 2020, compared with $23 million in the first three months of 2019, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. During the first three months of 2019, a $178 million discrete tax benefit was also recorded to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings.

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

Construction Industries: A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, rotary drills, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, select work tools, machinery components, electronics and control systems, and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. Inter-segment sales are a source of revenue for this segment.

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support of the following product portfolio: turbine machinery and integrated systems and solutions and turbine-related services; reciprocating engine-powered generator sets; integrated systems used in the electric power generation industry; reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; and reciprocating engines supplied to the industrial industry as well as Cat machinery. Responsibilities also include the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

Financial Products Segment:  Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments.

All Other operating segment:  Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

C.	Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•
ME&T segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances.  Beginning in 2020, we revised how we allocate certain assets between segments. All prior period amounts have been recast to align with the current methodology. Liabilities other than accounts payable and customer advances are generally managed at the corporate level and are not included in segment operations.  Financial Products Segment assets generally include all categories of assets.

•	Segment inventories and cost of sales are valued using a current cost methodology.

•
Goodwill allocated to segments is amortized using a fixed amount based on a 20-year useful life.  This methodology difference only impacts segment assets; no goodwill amortization expense is included in segment profit. In addition, only a portion of goodwill for certain acquisitions made in 2011 or later has been allocated to segments.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 31 to 35 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•	Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•
Restructuring costs: May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Only certain restructuring costs are excluded from segment profit. A table, Reconciliation of Restructuring costs on page 33, has been included to illustrate how segment profit would have been impacted by the restructuring costs. See Note 20 for more information.

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

Reportable Segments
Three Months Ended March 31
(Millions of dollars)
	2020
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$4,312		$(6)	$4,306	$61	$640	$4,793	$20
Resource Industries	1,979		105	2,084	103	304	6,278	17
Energy & Transportation	3,618		731	4,349	146	602	8,577	87
Machinery, Energy & Transportation	9,909		830	10,739	310	1,546	19,648	124
Financial Products Segment	814	[1]	—	814	205	105	34,445	247
Total	$10,723		$830	$11,553	$515	$1,651	$54,093	$371

	2019
	External sales and revenues		Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,852		$21	$5,873	$73	$1,085	$4,601	$28
Resource Industries	2,647		105	2,752	112	576	6,505	23
Energy & Transportation	4,233		977	5,210	152	838	8,548	98
Machinery, Energy & Transportation	12,732		1,103	13,835	337	2,499	19,654	149
Financial Products Segment	850	[1]	—	850	206	211	35,813	246
Total	$13,582		$1,103	$14,685	$543	$2,710	$55,467	$395

1 Includes revenues from Machinery, Energy & Transportation of $105 million and $131 million in the three months ended March 31, 2020 and 2019, respectively.

For the three months ending March 31, 2020 and 2019, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues
Three Months Ended March 31, 2020
Construction Industries	$2,085	$265	$889	$1,073	$4,312
Resource Industries	696	320	395	568	1,979
Energy & Transportation	1,738	249	1,053	578	3,618
All Other operating segment	5	2	11	10	28
Corporate Items and Eliminations	(15)	(2)	(4)	(2)	(23)
Machinery, Energy & Transportation Sales	4,509	834	2,344	2,227	9,914

Financial Products Segment	525	70	102	117	814	[1]
Corporate Items and Eliminations	(54)	(12)	(9)	(18)	(93)
Financial Products Revenues	471	58	93	99	721

Consolidated Sales and Revenues	$4,980	$892	$2,437	$2,326	$10,635

Three Months Ended March 31, 2019
Construction Industries	$2,965	$319	$1,006	$1,562	$5,852
Resource Industries	951	423	468	805	2,647
Energy & Transportation	2,151	332	1,032	718	4,233
All Other operating segment	8	—	11	18	37
Corporate Items and Eliminations	(41)	1	(3)	(2)	(45)
Machinery, Energy & Transportation Sales	6,034	1,075	2,514	3,101	12,724

Financial Products Segment	558	70	102	120	850	[1]
Corporate Items and Eliminations	(69)	(11)	(9)	(19)	(108)
Financial Products Revenues	489	59	93	101	742

Consolidated Sales and Revenues	$6,523	$1,134	$2,607	$3,202	$13,466

1 Includes revenues from Machinery, Energy & Transportation of $105 million and $131 million in the three months ended March 31, 2020 and 2019, respectively.

For the three months ending March 31, 2020 and 2019, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended March 31
(Millions of dollars)	2020	2019
Oil and gas	$861	$1,131
Power generation	854	1,036
Industrial	801	904
Transportation	1,102	1,162
Energy & Transportation External Sales	$3,618	$4,233

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2020
Total profit from reportable segments	$1,546	$105	$1,651
All Other operating segment	7	—	7
Cost centers	32	—	32
Corporate costs	(161)	(6)	(167)
Timing	(27)	—	(27)
Restructuring costs	(28)	—	(28)
Methodology differences:
Inventory/cost of sales	20	—	20
Postretirement benefit expense	403	—	403
Stock-based compensation expense	(45)	(2)	(47)
Financing costs	(80)	—	(80)
Currency	(148)	—	(148)
Other income/expense methodology differences	(92)	—	(92)
Other methodology differences	(19)	8	(11)
Total consolidated profit before taxes	$1,408	$105	$1,513

Three Months Ended March 31, 2019
Total profit from reportable segments	$2,499	$211	$2,710
All Other operating segment	25	—	25
Cost centers	24	—	24
Corporate costs	(171)	(5)	(176)
Timing	(66)	—	(66)
Restructuring costs	(39)	—	(39)
Methodology differences:
Inventory/cost of sales	7	—	7
Postretirement benefit expense	(17)	—	(17)
Stock-based compensation expense	(43)	(2)	(45)
Financing costs	(64)	—	(64)
Currency	44	—	44
Other income/expense methodology differences	(129)	—	(129)
Other methodology differences	(12)	2	(10)
Total consolidated profit before taxes	$2,058	$206	$2,264

Reconciliation of Restructuring costs:

As noted above, certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. Had we included the amounts in the segments’ results, the profit would have been as shown below:

Reconciliation of Restructuring costs:
(Millions of dollars)	Segment profit	Restructuring costs	Segment profit with restructuring costs
Three Months Ended March 31, 2020
Construction Industries	$640	$2	$642
Resource Industries	304	29	333
Energy & Transportation	602	(60)	542
Financial Products Segment	105	—	105
All Other operating segment	7	4	11
Total	$1,658	$(25)	$1,633

Three Months Ended March 31, 2019
Construction Industries	$1,085	$(9)	$1,076
Resource Industries	576	(14)	562
Energy & Transportation	838	(11)	827
Financial Products Segment	211	—	211
All Other operating segment	25	(5)	20
Total	$2,735	$(39)	$2,696

Reconciliation of Assets:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2020
Total assets from reportable segments	$19,648	$34,445	$—	$54,093
All Other operating segment	1,717	—	—	1,717
Items not included in segment assets:
Cash and short-term investments	6,251	—	—	6,251
Intercompany receivables	137	—	(137)	—
Investment in Financial Products	3,999	—	(3,999)	—
Deferred income taxes	1,975	—	(645)	1,330
Goodwill and intangible assets	4,504	—	—	4,504
Property, plant and equipment – net and other assets	2,584	—	—	2,584
Inventory methodology differences	(2,554)	—	—	(2,554)
Liabilities included in segment assets	8,512	—	—	8,512
Other	(522)	119	(140)	(543)
Total assets	$46,251	$34,564	$(4,921)	$75,894

December 31, 2019
Total assets from reportable segments	$19,654	$35,813	$—	$55,467
All Other operating segment	1,728	—	—	1,728
Items not included in segment assets:
Cash and short-term investments	7,299	—	—	7,299
Intercompany receivables	758	—	(758)	—
Investment in Financial Products	4,260	—	(4,260)	—
Deferred income taxes	2,002	—	(708)	1,294
Goodwill and intangible assets	4,435	—	—	4,435
Property, plant and equipment – net and other assets	2,529	—	—	2,529
Inventory methodology differences	(2,426)	—	—	(2,426)
Liabilities included in segment assets	8,541	—	—	8,541
Other	(343)	134	(205)	(414)
Total assets	$48,437	$35,947	$(5,931)	$78,453

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidated Total
Three Months Ended March 31, 2020
Total depreciation and amortization from reportable segments	$310	$205	$515
Items not included in segment depreciation and amortization:
All Other operating segment	62	—	62
Cost centers	33	—	33
Other	(3)	7	4
Total depreciation and amortization	$402	$212	$614

Three Months Ended March 31, 2019
Total depreciation and amortization from reportable segments	$337	$206	$543
Items not included in segment depreciation and amortization:
All Other operating segment	52	—	52
Cost centers	32	—	32
Other	3	11	14
Total depreciation and amortization	$424	$217	$641

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2020
Total capital expenditures from reportable segments	$124	$247	$—	$371
Items not included in segment capital expenditures:
All Other operating segment	15	—	—	15
Cost centers	9	—	—	9
Timing	160	—	—	160
Other	(6)	3	(4)	(7)
Total capital expenditures	$302	$250	$(4)	$548

Three Months Ended March 31, 2019
Total capital expenditures from reportable segments	$149	$246	$—	$395
Items not included in segment capital expenditures:
All Other operating segment	13	—	—	13
Cost centers	20	—	—	20
Timing	134	—	—	134
Other	(19)	5	(1)	(15)
Total capital expenditures	$297	$251	$(1)	$547

17.                             Cat Financial financing activities

Effective January 1, 2020, we implemented the new credit loss guidance using a modified retrospective approach. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. See Note 2 for additional information.

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio is approximately 48 months with an average remaining term of approximately 22 months.

Cat Financial typically maintains a security interest in financed equipment and requires physical damage insurance coverage on the financed equipment, both of which provide Cat Financial with certain rights and protections. If Cat Financial's collection efforts fail to bring a defaulted account current, Cat Financial generally can repossess the financed equipment, after satisfying local legal requirements, and sell it within the Caterpillar dealer network or through third party auctions.

Cat Financial estimates the allowance for credit losses related to its customer finance receivables based on loss forecast models utilizing probabilities of default and the estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific macro-economic factors.

As of March 31, 2020, Cat Financial's forecasts for the markets in which it operates reflected a decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in the level and trend of delinquencies due to the COVID-19 pandemic. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers in the form of wholesale financing plans. Cat Financial's wholesale financing plans provide assistance to dealers by financing their new Caterpillar equipment inventory and rental fleets and are generally secured by the financed equipment. In addition, Cat Financial provides unsecured loans to Caterpillar dealers for working capital.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

Although forecasts indicate a decline in economic conditions, Cat Financial's Dealer portfolio segment has not historically resulted in increased credit losses during prior economic downturns due to its close working relationships with the dealers and their financial strength. Therefore, no adjustments to historical loss rates were made during the three-month period ended March 31, 2020.

Classes of finance receivables
Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, Cat Financial's finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Cat Financial's classes, which align with management reporting for credit losses, are as follows:

•	North America - Finance receivables originated in the United States and Canada.

•	EAME - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.

•	Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.

•	Mining - Finance receivables related to large mining customers worldwide.

•	Latin America - Finance receivables originated in Mexico and Central and South American countries.

•
Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). The amount of the write-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2020
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	12	—	12
Receivables written off	(37)	—	(37)
Recoveries on receivables previously written off	7	—	7
Provision for credit losses	60	—	60
Other	(9)	—	(9)
Balance at end of period	$408	$45	$453

Individually evaluated	$176	$39	$215
Collectively evaluated	232	6	238
Ending Balance	$408	$45	$453

Finance Receivables:
Individually evaluated	$570	$78	$648
Collectively evaluated	17,436	3,500	20,936
Ending Balance	$18,006	$3,578	$21,584

1 See Note 2 regarding new accounting guidance related to credit losses.

(Millions of dollars)	December 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$486	$21	$507
Receivables written off	(281)	—	(281)
Recoveries on receivables previously written off	44	—	44
Provision for credit losses	138	24	162
Other	(12)	—	(12)
Balance at end of year	$375	$45	$420

Individually evaluated	$178	$39	$217
Collectively evaluated	197	6	203
Ending Balance	$375	$45	$420

Finance Receivables:
Individually evaluated	$594	$78	$672
Collectively evaluated	18,093	3,632	21,725
Ending Balance	$18,687	$3,710	$22,397

Credit quality of finance receivables

At origination, Cat Financial evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit-rating agency ratings, loan-to-value ratios, probabilities of default, industry trends, macroeconomic factors and other internal metrics. On an ongoing basis, Cat Financial monitors credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of loss. In determining past-due status, Cat Financial considers the entire finance receivable past due when any installment is over 30 days past due.

Customer
The table below summarizes the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$931	$3,274	$2,010	$952	$455	$155	$157	$7,934
31-60 days past due	6	55	52	29	21	5	—	168
61-90 days past due	—	11	11	10	3	1	—	36
91+ days past due	—	14	21	15	10	6	—	66
EAME
Current	249	1,164	773	358	133	44	—	2,721
31-60 days past due	2	11	5	4	2	—	—	24
61-90 days past due	—	7	3	2	1	1	—	14
91+ days past due	—	8	22	23	53	61	—	167
Asia/Pacific
Current	217	1,021	570	163	21	9	—	2,001
31-60 days past due	2	26	25	9	—	1	—	63
61-90 days past due	—	14	14	5	1	—	—	34
91+ days past due	—	15	17	8	1	—	—	41
Mining
Current	72	701	413	235	139	215	199	1,974
31-60 days past due	—	—	1	—	—	1	—	2
61-90 days past due	—	3	12	6	—	—	—	21
91+ days past due	—	12	12	23	—	—	1	48
Latin America
Current	175	483	253	88	23	49	—	1,071
31-60 days past due	—	15	10	8	4	2	—	39
61-90 days past due	—	5	7	5	2	—	—	19
91+ days past due	—	11	29	24	9	7	—	80
Caterpillar Power Finance
Current	3	273	221	287	137	158	160	1,239
31-60 days past due	—	—	11	—	4	11	—	26
61-90 days past due	—	—	—	1	—	—	—	1
91+ days past due	—	—	20	11	37	149	—	217
Total Customer	$1,657	$7,123	$4,512	$2,266	$1,056	$875	$517	$18,006

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of March 31, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America. These past due receivables were originated in 2017.

The table below summarizes Cat Financial's recorded investment in finance receivables by aging category.

	December 31, 2019
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
Customer
North America	$72	$23	$55	$150	$8,002	$8,152
EAME	30	31	141	202	2,882	3,084
Asia Pacific	40	14	29	83	2,181	2,264
Mining	5	—	19	24	2,266	2,290
Latin America	41	23	80	144	1,089	1,233
Caterpillar Power Finance	10	10	225	245	1,419	1,664
Dealer
North America	—	—	—	—	2,136	2,136
EAME	—	—	—	—	342	342
Asia Pacific	—	—	—	—	437	437
Mining	—	—	—	—	4	4
Latin America	—	—	78	78	712	790
Caterpillar Power Finance	—	—	—	—	1	1
Total	$198	$101	$627	$926	$21,471	$22,397

Impaired finance receivables

A finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

In Cat Financial’s Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

	December 31, 2019
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$6	$6	$—
EAME	—	—	—
Asia Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178

Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

	Three Months Ended March 31, 2019
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$—
EAME	1	—
Asia Pacific	—	—
Mining	31	—
Latin America	24	—
Caterpillar Power Finance	60	1
Total	$126	$1

Impaired Finance Receivables With An Allowance Recorded
North America	$40	$1
EAME	94	1
Asia Pacific	7	—
Mining	43	1
Latin America	77	1
Caterpillar Power Finance	451	3
Total	$712	$7

Total Impaired Finance Receivables
North America	$50	$1
EAME	95	1
Asia Pacific	7	—
Mining	74	1
Latin America	101	1
Caterpillar Power Finance	511	4
Total	$838	$8

There were $78 million in impaired finance receivables with a related allowance of $39 million as of December 31, 2019 for the Dealer portfolio segment, all of which was in Latin America.

Non-accrual finance receivables
Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due or have been restructured in a troubled debt restructuring (TDR). Recognition is resumed and previously suspended income is recognized when the finance receivable becomes current and collection of remaining amounts is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	March 31, 2020
	Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$50	$—	$20
EAME	168	1	5
Asia Pacific	29	—	12
Mining	40	—	9
Latin America	87	—	—
Caterpillar Power Finance	329	—	7
Total	$703	$1	$53

There was less than $1 million of interest income recognized during the three months ended March 31, 2020 for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of March 31, 2020 and December 31, 2019, there were $78 million in finance receivables on non-accrual status in Cat Financial's Dealer portfolio segment, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of March 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three months ended March 31, 2020.

Troubled debt restructurings

A restructuring of a finance receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest.

There were no finance receivables modified as TDRs during the three months ended March 31, 2020 and 2019 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in millions)	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
EAME	0	$—	$—	17	$7	$7
Latin America	5	2	2	—	—	—
Caterpillar Power Finance	0	—	—	8	51	50
Total	5	$2	$2	25	$58	$57

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Dollars in millions)	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
Customer
EAME	2	$10	—	$—
Latin America	3	1	—	—
Total	5	$11	—	$—

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2020 and December 31, 2019 are summarized below:

	March 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	47	—	—	47
Corporate bonds
Corporate bonds	—	871	—	—	871
Asset-backed securities	—	86	—	—	86
Mortgage-backed debt securities
U.S. governmental agency	—	378	—	—	378
Residential	—	5	—	—	5
Commercial	—	53	—	—	53
Total debt securities	9	1,440	—	—	1,449
Equity securities
Large capitalization value	139	—	—	—	139
Smaller company growth	23	—	2	—	25
REIT	—	—	—	137	137
Total equity securities	162	—	2	137	301
Derivative financial instruments, net	—	121	—	—	121
Total assets	$171	$1,561	$2	$137	$1,871

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	54	—	—	54
Corporate bonds
Corporate bonds	—	856	—	—	856
Asset-backed securities	—	62	—	—	62
Mortgage-backed debt securities
U.S. governmental agency	—	331	—	—	331
Residential	—	6	—	—	6
Commercial	—	47	—	—	47
Total debt securities	9	1,356	—	—	1,365
Equity securities
Large capitalization value	187	—	—	—	187
Smaller company growth	29	—	4	—	33
REIT	—	—	—	126	126
Total equity securities	216	—	4	126	346
Derivative financial instruments, net	—	45	—	—	45
Total assets	$225	$1,401	$4	$126	$1,756

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $324 million and $343 million as of March 31, 2020 and December 31, 2019, respectively.

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

Fair values of our financial instruments were as follows:

	Fair Value of Financial Instruments
	March 31, 2020		December 31, 2019
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$7,123	$7,123	$8,284	$8,284	1
Restricted cash and short-term investments	$7	$7	$8	$8	1
Investments in debt and equity securities	$1,750	$1,750	$1,711	$1,711	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	$14,076	$14,149	$14,473	$14,613	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	$1,104	$1,071	$1,105	$1,076	3
Foreign currency contracts – net	$129	$129	$62	$62	2	Note 5
Interest rate contracts – net	$26	$26	$—	$—	2	Note 5
Commodity contracts – net	$—	$—	$3	$3	2	Note 5

Liabilities
Short-term borrowings	$4,789	$4,789	$5,166	$5,166	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$9,141	$11,061	$9,157	$11,216	2
Financial Products	$23,163	$23,226	$23,334	$23,655	2
Interest rate contracts – net	$—	$—	$20	$20	2	Note 5
Commodity contracts – net	$34	$34	$—	$—	2	Note 5
Guarantees	$5	$5	$5	$5	3	Note 11

[1]	Represents finance leases and failed sales leasebacks of $7,328 million and $7,800 million at March 31, 2020 and December 31, 2019, respectively.

19.                         Other income (expense)

	Three Months Ended March 31
(Millions of dollars)	2020		2019
Investment and interest income	$43		$52
Foreign exchange gains (losses) [1]	(75)		18
License fee income	25		25
Net periodic pension and OPEB income (cost), excluding service cost	333	[2]	26
Gains (losses) on securities	(58)		39
Miscellaneous income (loss)	(46)		—
Total	$222		$160
1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Includes a remeasurement gain of $254 million from settlement of a non-U.S. pension obligation. See Note 9 for further details.

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

Restructuring costs for the three months ended March 31, 2020 and 2019 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2020	2019
Employee separations [1]	$11	$15
Contract terminations [1]	1	—
Long-lived asset impairments [1]	9	7
Other [2]	16	26
Total restructuring costs	$37	$48

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, building demolition and project management, all of which are primarily included in Cost of goods sold.

For the three months ended March 31, 2020, the restructuring costs were primarily related to a strategic action to address a certain product line, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. For the three months ended March 31, 2019, the restructuring costs were primarily related to ongoing facility closures across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes. See Note 16 for more information.

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	48
Increase in liability (separation charges)	11
Reduction in liability (payments)	(16)
Liability balance at March 31, 2020	$43

Most of the liability balance at March 31, 2020 is expected to be paid in 2020 and 2021.
21.                              Subsequent event

As the COVID-19 global pandemic continues to evolve, Caterpillar’s financial results for the remainder of 2020 and perhaps beyond will be impacted by the continued global economic uncertainty. The magnitude of the pandemic, including the extent of any impact on Caterpillar’s business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The ultimate effect of the COVID-19 pandemic on the company will be determined by a variety of factors beyond the company’s control, including the duration of the pandemic, its geographic spread, business disruptions and the overall impact on the global economy.

Caterpillar, as a result, has taken decisive actions to enhance our strong financial position and increase liquidity. On a consolidated basis, Caterpillar ended the first quarter with $7.1 billion of cash and available global credit facilities of $10.5 billion. In April, Caterpillar raised $2.0 billion of incremental cash by issuing new 10- and 30- year bonds. In addition, we have added an incremental $3.9 billion short-term credit facility and registered for $4.1 billion in commercial paper support programs now available in the United States and Canada.  We also temporarily suspended our share repurchase program. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.

The Company has not made any drawings under any of the above mentioned credit facilities nor does it have any outstanding borrowings under either commercial paper support program as of the date of this filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2019 Form 10-K as supplemented by Part II, Item 1A. Risk Factors of this report.

Overview
Total sales and revenues for the first quarter of 2020 were $10.635 billion, a decrease of $2.831 billion, or 21 percent, compared with $13.466 billion in the first quarter of 2019. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased machine and engine inventories about $100 million during the first quarter of 2020, compared with about $1.3 billion during the first quarter of 2019. The changes in dealer inventories came primarily in Construction Industries, driven by North America, and Resource Industries. Sales were lower across all regions and in the three primary segments. Unfavorable currency impacts, unfavorable price realization and lower Financial Products revenues also contributed to the decrease.
First-quarter 2020 profit per share was $1.98, a decrease of $1.27, or 39 percent, compared with $3.25 profit per share in the first quarter of 2019. Profit per share in the first quarter of 2020 included a pre-tax remeasurement gain of $254 million, or $0.38 per share, resulting from the settlement of a non-U.S. pension obligation. Profit per share in the first quarter of 2019 included a discrete tax benefit related to U.S. tax reform of $178 million, or $0.31 per share. Profit was $1.092 billion in the first quarter of 2020, a decrease of $789 million, or 42 percent, compared with $1.881 billion in the first quarter of 2019. The decrease was mostly due to lower sales volume. Higher tax expense, unfavorable impacts from equity securities at Insurance Services and foreign currency exchange gains (losses) were mostly offset by a remeasurement gain resulting from the settlement of a non-U.S. pension obligation, lower selling, general and administrative (SG&A) and research and development (R&D) expenses as well as favorable manufacturing costs. Lower SG&A/R&D expenses and manufacturing costs were primarily driven by reduced short-term incentive compensation expense, a favorable change in fair value adjustments related to deferred compensation plans and other cost-reduction actions implemented in response to lower sales volumes.
Highlights for the first quarter of 2020 include:

•
First-quarter 2020 sales and revenues were $10.635 billion, compared with $13.466 billion in the first quarter of 2019. Sales decreased across all regions and in the three primary segments. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased machine and engine inventories about $100 million during the first quarter of 2020, compared with about $1.3 billion during the first quarter of 2019.

•	Operating profit margin was 13.2 percent in the first quarter of 2020, compared with 16.4 percent in the first quarter of 2019.

•
Profit per share was $1.98 in the first quarter of 2020, compared with $3.25 in the first quarter of 2019. Profit per share in the first quarter of 2020 included a pre-tax remeasurement gain of $254 million, or $0.38 per share, resulting from the settlement of a non-U.S. pension obligation. Profit per share in the first quarter of 2019 included a discrete tax benefit related to U.S. tax reform of $178 million, or $0.31 per share.

•
During the first quarter of 2020, enterprise operating cash flow was $1.130 billion. Caterpillar has taken actions to improve its strong financial position by increasing sources of liquidity. On a consolidated basis, Caterpillar ended the first quarter with $7.1 billion of cash and available global credit facilities of $10.5 billion. In April, Caterpillar raised $2.0 billion of incremental cash by issuing new 10- and 30-year bonds. In addition, we entered into an incremental $3.9 billion short-term credit facility and registered for $4.1 billion in commercial paper support programs now available in the United States and Canada.

Response to COVID-19 and Global Business Conditions:
Operational Impacts
Caterpillar has implemented safeguards in its facilities to protect team members, including increased frequency of cleaning and disinfecting facilities, social distancing practices and other measures consistent with specific regulatory requirements and guidance from health authorities.

Many governments classified Caterpillar’s operations as an essential activity for support of critical infrastructure. Caterpillar has suspended operations temporarily at certain facilities during the last several months due to supply chain issues, weak customer demand or government regulations. As of mid-April 2020, globally and across the three primary segments, approximately 75 percent of the company’s primary production facilities continue to operate. Some facilities that were temporarily closed have reopened. The company will continue to monitor the situation and may suspend operations temporarily at additional facilities if warranted by business conditions.
The company has taken actions to reduce costs, including reducing discretionary expenses and suspending 2020 base salary increases and short-term incentive compensation plans for many employees and all senior executives. Caterpillar is prioritizing spending to allow continued investment in services and expanded offerings, key elements of its strategy for profitable growth introduced in 2017.
Caterpillar’s financial results for the remainder of 2020 will be impacted by continued global economic uncertainty due to the COVID-19 pandemic. We expect the impacts of the pandemic on our results to be more significant in the second quarter than in the first quarter, and to continue until global economic conditions improve.

Notes:

•	Glossary of terms is included on pages 59 - 61; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 66.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2020 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2019

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2019 (at left) and the first quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the first quarter of 2020 were $10.635 billion, a decrease of $2.831 billion, or 21 percent, compared with $13.466 billion in the first quarter of 2019. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased machine and engine inventories about $100 million during the first quarter of 2020, compared with about $1.3 billion during the first quarter of 2019. The changes in dealer inventories came primarily in Construction Industries, driven by North America, and in Resource Industries.
Sales were lower across all regions and in the three primary segments.
North America sales declined 25 percent driven by the impact from changes in dealer inventories and lower end-user demand. Dealers increased inventories during the first quarter of 2019 and dealer inventories were about flat during the first quarter of 2020.
Sales decreased 22 percent in Latin America due to lower demand in most countries across the region.
EAME sales decreased 7 percent due to lower demand in many countries and unfavorable currency impacts. The unfavorable currency impacts were mostly due to a weaker euro.
Asia/Pacific sales decreased 28 percent due to lower demand across most countries in the region, including unfavorable changes in dealer inventories, primarily in China. Dealers decreased inventories during the first quarter of 2020, compared with an increase during the first quarter of 2019. Decreases in China reflected lower end-user demand mostly due to the COVID-19 pandemic.
Dealer machine and engine inventories increased about $100 million during the first quarter of 2020, compared with an increase of about $1.3 billion during the first quarter of 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventories to decline by at least $1.5 billion during 2020.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2020	$ Change	% Change

Construction Industries	$5,873	$(1,418)	$(63)	$(59)	$(27)	$4,306	$(1,567)	(27%)
Resource Industries	2,752	(607)	(21)	(40)	—	2,084	(668)	(24%)
Energy & Transportation	5,210	(599)	21	(37)	(246)	4,349	(861)	(17%)
All Other Segment	121	(9)	—	—	(3)	109	(12)	(10%)
Corporate Items and Eliminations	(1,232)	22	1	(1)	276	(934)	298
Machinery, Energy & Transportation Sales	12,724	(2,611)	(62)	(137)	—	9,914	(2,810)	(22%)

Financial Products Segment	850	—	—	—	(36)	814	(36)	(4%)
Corporate Items and Eliminations	(108)	—	—	—	15	(93)	15
Financial Products Revenues	742	—	—	—	(21)	721	(21)	(3%)

Consolidated Sales and Revenues	$13,466	$(2,611)	$(62)	$(137)	$(21)	$10,635	$(2,831)	(21%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2020
Construction Industries	$2,085	(30%)	$265	(17%)	$889	(12%)	$1,073	(31%)	$4,312		(26%)	$(6)	(129%)	$4,306	(27%)
Resource Industries	696	(27%)	320	(24%)	395	(16%)	568	(29%)	1,979		(25%)	105	—%	2,084	(24%)
Energy & Transportation	1,738	(19%)	249	(25%)	1,053	2%	578	(19%)	3,618		(15%)	731	(25%)	4,349	(17%)
All Other Segment	5	(38%)	2	—%	11	—%	10	(44%)	28		(24%)	81	(4%)	109	(10%)
Corporate Items and Eliminations	(15)		(2)		(4)		(2)		(23)			(911)		(934)
Machinery, Energy & Transportation Sales	4,509	(25%)	834	(22%)	2,344	(7%)	2,227	(28%)	9,914		(22%)	—	—	9,914	(22%)

Financial Products Segment	525	(6%)	70	—%	102	—%	117	(3%)	814	[1]	(4%)	—	—	814	(4%)
Corporate Items and Eliminations	(54)		(12)		(9)		(18)		(93)			—		(93)
Financial Products Revenues	471	(4%)	58	(2%)	93	—%	99	(2%)	721		(3%)	—	—	721	(3%)

Consolidated Sales and Revenues	$4,980	(24%)	$892	(21%)	$2,437	(7%)	$2,326	(27%)	$10,635		(21%)	$—	—	$10,635	(21%)

First Quarter 2019
Construction Industries	$2,965		$319		$1,006		$1,562		$5,852			$21		$5,873
Resource Industries	951		423		468		805		2,647			105		2,752
Energy & Transportation	2,151		332		1,032		718		4,233			977		5,210
All Other Segment	8		—		11		18		37			84		121
Corporate Items and Eliminations	(41)		1		(3)		(2)		(45)			(1,187)		(1,232)
Machinery, Energy & Transportation Sales	6,034		1,075		2,514		3,101		12,724			—		12,724

Financial Products Segment	558		70		102		120		850	[1]		—		850
Corporate Items and Eliminations	(69)		(11)		(9)		(19)		(108)			—		(108)
Financial Products Revenues	489		59		93		101		742			—		742

Consolidated Sales and Revenues	$6,523		$1,134		$2,607		$3,202		$13,466			$—		$13,466

1 Includes revenues from Machinery, Energy & Transportation of $105 million and $131 million in the first quarter of 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2019 (at left) and the first quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the first quarter of 2020 was $1.404 billion, a decrease of $803 million, or 36 percent, compared with $2.207 billion in the first quarter of 2019. The decrease was mostly due to lower sales volume and unfavorable currency impacts related to the Australian dollar, partially offset by lower SG&A/R&D expenses as well as favorable manufacturing costs.
Lower SG&A/R&D expenses reflected reduced short-term incentive compensation expense, a favorable change in fair value adjustments related to deferred compensation plans and other cost-reduction actions implemented in response to lower sales volumes.
Favorable manufacturing costs were primarily driven by lower period manufacturing and material costs, partially offset by higher warranty expense. Period manufacturing costs declined mostly due to a reduction in short-term incentive compensation expense and other cost-reduction actions implemented in response to lower sales volumes.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 base salary increases and short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized in the first quarter of 2020, compared with about $220 million in the first quarter of 2019.
Operating profit margin was 13.2 percent in the first quarter of 2020, compared with 16.4 percent in the first quarter of 2019.

Profit by Segment
(Millions of dollars)	First Quarter 2020	First Quarter 2019	$ Change	% Change
Construction Industries	$640	$1,085	$(445)	(41%)
Resource Industries	304	576	(272)	(47%)
Energy & Transportation	602	838	(236)	(28%)
All Other Segment	7	25	(18)	(72%)
Corporate Items and Eliminations	(212)	(375)	163
Machinery, Energy & Transportation	1,341	2,149	(808)	(38%)

Financial Products Segment	105	211	(106)	(50%)
Corporate Items and Eliminations	47	(46)	93
Financial Products	152	165	(13)	(8%)
Consolidating Adjustments	(89)	(107)	18
Consolidated Operating Profit	$1,404	$2,207	$(803)	(36%)

Other Profit/Loss and Tax Items

▪
Interest expense excluding Financial Products in the first quarter of 2020 was $113 million, compared with $103 million in the first quarter of 2019. The increase was due to higher average debt outstanding during the first quarter of 2020, compared with the first quarter of 2019.

▪
Other income (expense) in the first quarter of 2020 was income of $222 million, compared with income of $160 million in the first quarter of 2019. The change was primarily due to a $254 million remeasurement gain resulting from the settlement of a non-U.S. pension obligation, partially offset by unfavorable impacts from equity securities at Insurance Services and foreign currency exchange gains (losses) primarily due to the Australian dollar and Brazilian real. The unfavorable impact of equity securities was due to unrealized losses in the first quarter of 2020, compared with unrealized gains in the first quarter of 2019. The company experienced foreign currency exchange net losses in the first quarter of 2020, compared with net gains in the first quarter of 2019.

▪
The provision for income taxes for the first quarter of 2020 reflected a higher estimated annual tax rate of 31 percent compared with 26 percent for the first quarter of 2019, excluding the discrete items discussed below. The increase in the estimated annual tax rate is primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

In the first quarter of 2020, a $43 million tax charge was recorded related to the $254 million remeasurement gain resulting from the settlement of a non-U.S. pension obligation. This gain and related tax were excluded from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated. In addition, a discrete tax benefit of $8 million was recorded in the first quarter of 2020, compared with $23 million in the first quarter of 2019, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. During the first quarter of 2019, a $178 million discrete tax benefit was also recorded to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings.
Construction Industries
Construction Industries’ total sales were $4.306 billion in the first quarter of 2020, a decrease of $1.567 billion, or 27 percent, compared with $5.873 billion in the first quarter of 2019. The decrease was due to lower sales volume, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased inventories significantly more during the first quarter of 2019 than in the first quarter of 2020.

▪
In North America, sales decreased due to lower demand driven by the impact from changes in dealer inventories and lower end-user demand. Dealers increased inventories more during the first quarter of 2019 than in the first quarter of 2020. The lower end-user demand was driven primarily by non-residential and pipeline construction.

▪
Sales declined in Latin America primarily due to the impact from changes in dealer inventories and unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories more during the first quarter of 2020 than in the first quarter of 2019.

▪	In EAME, the sales decrease was primarily due to lower end-user demand across most of the region and unfavorable currency impacts from a weaker euro.

▪
Sales declined in Asia/Pacific due to lower end-user demand across most of the region, primarily in China. Decreases in China reflected lower end-user demand mostly due to COVID-19 pandemic-related impacts.

Construction Industries’ profit was $640 million in the first quarter of 2020, a decrease of $445 million, or 41 percent, compared with $1.085 billion in the first quarter of 2019. The decrease was mainly due to lower sales volume, partially offset by lower manufacturing costs. Favorable manufacturing costs were primarily due to lower period manufacturing and material costs, partially offset by higher warranty expense. Lower period manufacturing costs reflected a reduction in short-term incentive compensation expense and targeted cost-reduction actions implemented in response to lower sales volumes.
Construction Industries’ profit as a percent of total sales was 14.9 percent in the first quarter of 2020, compared with 18.5 percent in the first quarter of 2019.
Resource Industries
Resource Industries’ total sales were $2.084 billion in the first quarter of 2020, a decrease of $668 million, or 24 percent, compared with $2.752 billion in the first quarter of 2019. The decrease was due to lower sales volume, driven by changes in dealer inventories and lower end-user demand. Dealers increased inventories during the first quarter of 2019, compared with a decrease during the first quarter of 2020. Mining equipment sales were lower due to weakness in certain commodities. In addition, demand decreased for equipment supporting non-residential construction and quarry and aggregates.
Resource Industries’ profit was $304 million in the first quarter of 2020, a decrease of $272 million, or 47 percent, compared with $576 million in the first quarter of 2019. The decrease was mainly due to lower sales volume. Manufacturing costs were about flat as the unfavorable impact of cost absorption and higher warranty expense were more than offset by lower period manufacturing costs, freight expense and material costs. Cost absorption was unfavorable as inventory increased more in the first quarter of 2019 than in the first quarter of 2020. Lower period manufacturing costs were primarily due to lower short-term incentive compensation expense and the favorable impact of restructuring and other cost-reduction actions.
Resource Industries’ profit as a percent of total sales was 14.6 percent in the first quarter of 2020, compared with 20.9 percent in the first quarter of 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2020	First Quarter 2019	$ Change	% Change
Oil and Gas	$861	$1,131	$(270)	(24%)
Power Generation	854	1,036	(182)	(18%)
Industrial	801	904	(103)	(11%)
Transportation	1,102	1,162	(60)	(5%)
External Sales	3,618	4,233	(615)	(15%)
Inter-segment	731	977	(246)	(25%)
Total Sales	$4,349	$5,210	$(861)	(17%)

Energy & Transportation’s total sales were $4.349 billion in the first quarter of 2020, a decrease of $861 million, or 17 percent, compared with $5.210 billion in the first quarter of 2019. Sales declined across all applications and inter-segment engine sales.

▪	Oil and Gas – Sales were lower mainly in North America. The sales decline was largely due to lower demand for reciprocating engines used in gas compression and well servicing.

▪	Power Generation – Sales decreased primarily due to lower sales in Asia/Pacific and North America for both reciprocating engines and turbine-related projects.

▪	Industrial – Sales decreased due to lower demand across all regions.

▪	Transportation – Sales declined in both rail and marine applications.
Energy & Transportation’s profit was $602 million in the first quarter of 2020, a decrease of $236 million, or 28 percent, compared with $838 million in the first quarter of 2019. The decrease was mostly due to lower sales volume. The decline was partially offset by lower SG&A/R&D expenses and manufacturing costs, both of which were mostly impacted by a reduction in short-term incentive compensation expense and other cost-reduction actions implemented in response to lower sales volumes.

Energy & Transportation’s profit as a percent of total sales was 13.8 percent in the first quarter of 2020, compared with 16.1 percent in the first quarter of 2019.
Financial Products Segment
Financial Products’ segment revenues were $814 million in the first quarter of 2020, a decrease of $36 million, or 4 percent, from the first quarter of 2019. The decrease was primarily due to lower average earning assets in North America.
Financial Products’ segment profit was $105 million in the first quarter of 2020, compared with $211 million in the first quarter of 2019. Most of the decrease was due to an unfavorable impact from equity securities in Insurance Services. Additionally, Cat Financial experienced lower average earning assets. These unfavorable impacts were partially offset by a reduction in SG&A expenses due to lower short-term incentive compensation expense.
At the end of the first quarter of 2020, past dues at Cat Financial were 4.13 percent, compared with 3.61 percent at the end of the first quarter of 2019. The increase was primarily due to North America, Asia/Pacific and Mining, partially offset by a decrease in Caterpillar Power Finance. Write-offs, net of recoveries, were $30 million for the first quarter of both 2020 and 2019. As of March 31, 2020, Cat Financial's allowance for credit losses totaled $457 million, or 1.69 percent of finance receivables, compared with $424 million, or 1.50 percent of finance receivables, at December 31, 2019. The increase in allowance for credit losses was driven by the forecast of deteriorating economic conditions from the COVID-19 pandemic.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $165 million in the first quarter of 2020, a decrease of $256 million from the first quarter of 2019, primarily due to a favorable change in fair value adjustments related to deferred compensation plans and segment reporting methodology differences.

RESTRUCTURING COSTS

Restructuring costs for the three months ended March 31, 2020 and 2019 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2020	2019
Employee separations [1]	$11	$15
Contract terminations [1]	1	—
Long-lived asset impairments [1]	9	7
Other [2]	16	26
Total restructuring costs	$37	$48

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, building demolition and project management, all of which are primarily included in Cost of goods sold.

For the three months ended March 31, 2020, the restructuring costs were primarily related to a strategic action to address a certain product line, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. For the three months ended March 31, 2019, the restructuring costs were primarily related to ongoing facility closures across the company.

Certain restructuring costs are a reconciling item between Segment profit and Consolidated profit before taxes.

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	48
Increase in liability (separation charges)	11
Reduction in liability (payments)	(16)
Liability balance at March 31, 2020	$43

Most of the liability balance at March 31, 2020 is expected to be paid in 2020 and 2021.
We expect to incur about $300 - $400 million of restructuring costs in 2020, about half for restructuring actions across the company and the remainder for strategic actions to address a small number of products. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $200 million in 2020 compared with 2019.

GLOSSARY OF TERMS

1.
All Other Segment – Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.

2.	Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

3.
Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools.

4.
Corporate Items and Eliminations – Includes corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting, certain restructuring costs, and inter-segment eliminations.

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

8.
Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support of the following product portfolio: turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries, and reciprocating engines supplied to the industrial industry as well as Cat machinery. Responsibilities also include the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America.

9.
Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.

10.	Latin America – A geographic region including Central and South American countries and Mexico.

11.
Machinery, Energy & Transportation (ME&T) – Represents the aggregate total of Construction Industries, Resource Industries, Energy & Transportation, All Other Segment and related corporate items and eliminations with Financial Products accounted for on the equity basis.

12.
Machinery, Energy & Transportation Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements, and accruals.

13.
Manufacturing Costs – Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume, such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

14.
Price Realization – The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

15.
Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, rotary drills, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, select work tools, machinery components, electronics and control systems, and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.

16.
Restructuring Costs – May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.

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

18.
Services – Enterprise services include, but are not limited to, aftermarket parts, Financial Products revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude most Financial Products revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. Despite lower volume in most of the industries we serve, we had positive operating cash flow in the first quarter of 2020 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first three months of 2020 with $7.12 billion of cash, a decrease of $1.16 billion from year-end 2019. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first three months of 2020 was $1.13 billion, about flat with the same period last year. Items favorably impacting cash flow included lower payments for short-term incentive compensation and reduced working capital requirements. Favorable changes in receivables and inventory were partially offset by unfavorable changes in accounts payable and accrued expenses. Mostly offsetting these favorable changes was lower profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postemployment benefits. Higher taxes paid during the first three months of 2020 compared to the same period last year also unfavorably impacted cash flow.
Total debt as of March 31, 2020 was $37.09 billion, a decrease of $564 million from year-end 2019. Debt related to Financial Products decreased $543 million, primarily due to lower portfolio funding requirements. Debt related to ME&T decreased $21 million in the first three months of 2020.
As of March 31, 2020, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2020 was $2.75 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2020.

•	The three-year facility, as amended and restated in September of 2019, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2022.

•	The five-year facility, as amended and restated in September of 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.
At March 31, 2020, Caterpillar’s consolidated net worth was $14.25 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2020, Cat Financial’s covenant interest coverage ratio was 1.78 to 1. This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2020, Cat Financial’s six-month covenant leverage ratio was 7.29 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2020, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of March 31, 2020 were:

	March 31, 2020
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,751	$7,749
Other external	4,335	167	4,168
Total credit lines available	14,835	2,918	11,917
Less: Commercial paper outstanding	(4,060)	—	(4,060)
Less: Utilized credit	(854)	—	(854)
Available credit	$9,921	$2,918	$7,003

The other external consolidated credit lines with banks as of March 31, 2020 totaled $4.34 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
Since the outbreak of the COVID-19 global pandemic, Caterpillar has taken actions to maintain our strong financial position and increase liquidity. In April 2020, we raised $2.0 billion of incremental cash by issuing $800 million in ten-year bonds at 2.6 percent and $1.2 billion in 30-year bonds at 3.25 percent. In addition, we entered into an incremental $3.9 billion short-term credit facility that expires on December 31, 2020 and also registered for $4.1 billion in commercial paper support programs now available in the United States and Canada. The Company has not made any drawings under any of the above mentioned credit facilities nor does it have any outstanding borrowings under either commercial paper support program as of the date of this filing.
We receive debt ratings from the major credit rating agencies. Moody’s currently rates our debt as “low-A”, while Fitch and S&P maintain a “mid-A” debt rating. To date, this split rating has not had a material impact on our borrowing costs or our overall financial health. However, a downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, commercial paper support facilities sponsored by the U.S. Federal Reserve and the Bank of Canada, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery, Energy & Transportation
Net cash provided by operating activities was $318 million in the first three months of 2020, compared with $860 million for the same period in 2019. The decrease was primarily due to lower profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postemployment benefits. Higher taxes paid during the first three months of 2020 compared to the same period last year also unfavorably impacted cash flow. Partially offsetting these unfavorable changes were lower payments for short-term incentive compensation.
Net cash provided by investing activities in the first three months of 2020 was $324 million, compared with net cash used of $226 million in the first three months of 2019. The change was primarily due to decreased ME&T lending with Financial Products.
Net cash used for financing activities during the first three months of 2020 was $1.63 billion, compared with net cash used of $1.25 billion in the same period of 2019. In the first three months of 2020, we repurchased $1.04 billion of Caterpillar common stock, an increase of $292 million compared to the first three months of 2019. Additionally, dividends paid increased $73 million in the first three months of 2020 compared to the same period last year.

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
Operational excellence and commitments – Capital expenditures were $302 million during the first three months of 2020, compared to $297 million for the same period in 2019. We expect ME&T’s capital expenditures in 2020 to be about $1.0 billion. We made $98 million of contributions to our pension and other postretirement benefit plans during the first three months of 2020. We currently anticipate full-year 2020 contributions of approximately $280 million. In comparison, we made $119 million of contributions to our pension and other postretirement benefit plans during the first three months of 2019.
Fund strategic growth initiatives and return capital to shareholders – We intend to utilize our liquidity and debt capacity to fund targeted investments that drive long-term profitable growth focused in the areas of expanded offerings and services, including acquisitions.
As part of our capital allocation strategy, ME&T free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define ME&T free cash flow as cash from ME&T operations excluding discretionary pension and other postretirement benefit plan contributions less capital expenditures. A goal of our capital allocation strategy is to return substantially all ME&T free cash flow to shareholders in the form of dividends and share repurchases, while maintaining our mid-A rating.
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first three months of 2020, we repurchased $1.04 billion of Caterpillar common stock, with $4.91 billion remaining under the 2018 Authorization as of March 31, 2020. Our basic shares outstanding as of March 31, 2020 were approximately 542 million. Due to current economic uncertainty, we have temporarily suspended our share repurchase program. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2020, the Board of Directors approved maintaining our quarterly dividend representing $1.03 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $567 million in the first three months of 2020.

Financial Products
Financial Products operating cash flow was $431 million in the first three months of 2020, compared with $350 million for the same period a year ago. Net cash provided by investing activities was $444 million for the first three months of 2020, compared with net cash provided of $19 million for the same period in 2019. The change was primarily due to the impact of net intercompany purchased receivables and higher collections of finance receivables, partially offset by higher additions to finance receivables. Net cash used for financing activities was $968 million for the first three months of 2020, compared with net cash used of $489 million for the same period in 2019. The change was primarily due to lower portfolio funding requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - “New accounting guidance.”

CRITICAL ACCOUNTING POLICIES

For a discussion of the company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. The following critical accounting policy has been revised since our 2019 Annual Report on Form 10-K:

Allowance for credit losses - The allowance for credit losses is management’s estimate of losses inherent in our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and Company-specific macro-economic factors, are considered in the evaluation of the adequacy of our allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist and on an individual basis when it is determined that similar risk characteristics do not exist. Finance receivables are identified for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

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

Order Backlog

At the end of the first quarter of 2020, the dollar amount of backlog believed to be firm was approximately $14.1 billion, about $400 million higher than the fourth quarter of 2019. The increase was in Energy & Transportation and Resource Industries, while Construction Industries was about flat. Of the total backlog at March 31, 2020, approximately $4.0 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two significant items in order for our results to be meaningful to our readers. These items consist of (i) a remeasurement gain resulting from the settlement of a non-U.S. pension obligation in the first quarter of 2020 and (ii) a discrete tax benefit related to U.S. tax reform in the first quarter of 2019. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended March 31
	2020	2019
Profit per share - diluted	$1.98	$3.25
Per share remeasurement gain of a non-US pension obligation [1]	$(0.38)	$—
Per share U.S. tax reform impact	$—	$(0.31)
Adjusted profit per share	$1.60	$2.94
1 At statutory tax rates.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31
	2020	2019
ME&T net cash provided by operating activities [1]	$318	$860
ME&T capital expenditures	$(302)	$(297)
ME&T free cash flow	$16	$563
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 72-73.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,914	$9,914	$—	$—
Revenues of Financial Products	721	—	830	(109)	[2]
Total sales and revenues	10,635	9,914	830	(109)

Operating costs:
Cost of goods sold	7,266	7,267	—	(1)	[3]
Selling, general and administrative expenses	1,121	940	182	(1)	[3]
Research and development expenses	356	356	—	—
Interest expense of Financial Products	175	—	176	(1)	[4]
Other operating (income) expenses	313	10	320	(17)	[3]
Total operating costs	9,231	8,573	678	(20)

Operating profit	1,404	1,341	152	(89)

Interest expense excluding Financial Products	113	112	—	1	[4]
Other income (expense)	222	179	(47)	90	[5]

Consolidated profit before taxes	1,513	1,408	105	—

Provision (benefit) for income taxes	425	397	28	—
Profit of consolidated companies	1,088	1,011	77	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	73	—	(73)	[6]

Profit of consolidated and affiliated companies	1,093	1,089	77	(73)

Less: Profit (loss) attributable to noncontrolling interests	1	(3)	4	—

Profit [7]	$1,092	$1,092	$73	$(73)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$7,123	$6,251	$872	$—
Receivables – trade and other	7,834	2,722	482	4,630	[2,3]
Receivables – finance	9,120	—	13,886	(4,766)	[3]
Prepaid expenses and other current assets	1,761	1,237	555	(31)	[4]
Inventories	11,748	11,748	—	—
Total current assets	37,586	21,958	15,795	(167)

Property, plant and equipment – net	12,488	8,385	4,103	—
Long-term receivables – trade and other	1,196	268	266	662	[2,3]
Long-term receivables – finance	12,021	—	12,694	(673)	[3]
Investments in Financial Products subsidiaries	—	3,999	—	(3,999)	[5]
Noncurrent deferred and refundable income taxes	1,426	1,975	96	(645)	[6]
Intangible assets	1,478	1,478	—	—
Goodwill	6,140	6,140	—	—
Other assets	3,559	2,048	1,610	(99)	[7]
Total assets	$75,894	$46,251	$34,564	$(4,921)

Liabilities
Current liabilities:
Short-term borrowings	$4,789	$—	$4,789	$—
Short-term borrowings with consolidated companies	—	—	—	—
Accounts payable	5,769	5,672	233	(136)	[9]
Accrued expenses	3,776	3,426	350	—
Accrued wages, salaries and employee benefits	878	862	16	—
Customer advances	1,295	1,295	—	—
Dividends payable	—	—	—	—
Other current liabilities	2,074	1,500	626	(52)	[6,10]
Long-term debt due within one year	7,935	143	7,792	—
Total current liabilities	26,516	12,898	13,806	(188)

Long-term debt due after one year	24,369	9,009	15,371	(11)	[8]
Liability for postemployment benefits	6,333	6,332	1	—
Other liabilities	4,437	3,773	1,387	(723)	[6]
Total liabilities	61,655	32,012	30,565	(922)
Commitments and contingencies
Shareholders’ equity
Common stock	6,046	6,046	919	(919)	[5]
Treasury stock	(25,341)	(25,341)	—	—
Profit employed in the business	35,504	35,504	4,057	(4,057)	[5]
Accumulated other comprehensive income (loss)	(2,012)	(2,012)	(1,152)	1,152	[5]
Noncontrolling interests	42	42	175	(175)	[5]
Total shareholders’ equity	14,239	14,239	3,999	(3,999)
Total liabilities and shareholders’ equity	$75,894	$46,251	$34,564	$(4,921)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation’s insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of other intercompany assets between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[10]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$8,284	$7,299	$985	$—
Receivables – trade and other	8,568	3,737	451	4,380	[2,3]
Receivables – finance	9,336	—	14,489	(5,153)	[3]
Prepaid expenses and other current assets	1,739	1,290	529	(80)	[4]
Inventories	11,266	11,266	—	—
Total current assets	39,193	23,592	16,454	(853)

Property, plant and equipment – net	12,904	8,606	4,298	—
Long-term receivables – trade and other	1,193	348	152	693	[2,3]
Long-term receivables – finance	12,651	—	13,354	(703)	[3]
Investments in Financial Products subsidiaries	—	4,260	—	(4,260)	[5]
Noncurrent deferred and refundable income taxes	1,411	2,002	117	(708)	[6]
Intangible assets	1,565	1,565	—	—
Goodwill	6,196	6,196	—	—
Other assets	3,340	1,868	1,572	(100)	[7]
Total assets	$78,453	$48,437	$35,947	$(5,931)

Liabilities
Current liabilities:
Short-term borrowings	$5,166	$5	$5,161	$—
Short-term borrowings with consolidated companies	—	—	600	(600)	[8]
Accounts payable	5,957	5,918	212	(173)	[9]
Accrued expenses	3,750	3,415	335	—
Accrued wages, salaries and employee benefits	1,629	1,580	49	—
Customer advances	1,187	1,187	—	—
Dividends payable	567	567	—	—
Other current liabilities	2,155	1,689	566	(100)	[6,10]
Long-term debt due within one year	6,210	16	6,194	—
Total current liabilities	26,621	14,377	13,117	(873)

Long-term debt due after one year	26,281	9,151	17,140	(10)	[8]
Liability for postemployment benefits	6,599	6,599	—	—
Other liabilities	4,323	3,681	1,430	(788)	[6]
Total liabilities	63,824	33,808	31,687	(1,671)
Commitments and contingencies
Shareholders’ equity
Common stock	5,935	5,935	919	(919)	[5]
Treasury stock	(24,217)	(24,217)	—	—
Profit employed in the business	34,437	34,437	3,997	(3,997)	[5]
Accumulated other comprehensive income (loss)	(1,567)	(1,567)	(828)	828	[5]
Noncontrolling interests	41	41	172	(172)	[5]
Total shareholders’ equity	14,629	14,629	4,260	(4,260)
Total liabilities and shareholders’ equity	$78,453	$48,437	$35,947	$(5,931)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation’s insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of other intercompany assets between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[10]	Elimination of prepaid insurance in Financial Products’ other liabilities.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,093	$1,089	$77	$(73)	[2]
Adjustments for non-cash items:
Depreciation and amortization	614	402	212	—
Undistributed profit of Financial Products	—	(73)	—	73	[3]
Gain on remeasurement of a non-U.S. pension obligation	(254)	(254)	—	—
Provision (benefit) for deferred income taxes	20	75	(55)	—
Other	534	249	170	115	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	500	328	(56)	228	[4,5]
Inventories	(541)	(538)	—	(3)	[4]
Accounts payable	90	2	51	37	[4]
Accrued expenses	(97)	(105)	8	—
Accrued wages, salaries and employee benefits	(722)	(689)	(33)	—
Customer advances	116	116	—	—
Other assets – net	(50)	15	(16)	(49)	[4]
Other liabilities – net	(173)	(299)	73	53	[4]
Net cash provided by (used for) operating activities	1,130	318	431	381

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(305)	(304)	(1)	—
Expenditures for equipment leased to others	(243)	2	(249)	4	[4]
Proceeds from disposals of leased assets and property, plant and equipment	216	61	156	(1)	[4]
Additions to finance receivables	(2,953)	—	(3,213)	260	[5]
Collections of finance receivables	3,153	—	3,421	(268)	[5]
Net intercompany purchased receivables	—	—	376	(376)	[5]
Proceeds from sale of finance receivables	31	—	31	—
Net intercompany borrowings	—	599	1	(600)	[6]
Investments and acquisitions (net of cash acquired)	(35)	(35)	—	—
Proceeds from sale of securities	68	6	62	—
Investments in securities	(180)	(5)	(175)	—
Other – net	35	—	35	—
Net cash provided by (used for) investing activities	(213)	324	444	(981)

Cash flow from financing activities:
Dividends paid	(567)	(567)	—	—
Common stock issued, including treasury shares reissued	(23)	(23)	—	—
Common shares repurchased	(1,043)	(1,043)	—	—
Net intercompany borrowings	—	(1)	(599)	600	[6]
Proceeds from debt issued (original maturities greater than three months)	2,141	15	2,126	—
Payments on debt (original maturities greater than three months)	(2,466)	(6)	(2,460)	—
Short-term borrowings – net (original maturities three months or less)	(40)	(5)	(35)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(1,999)	(1,631)	(968)	600
Effect of exchange rate changes on cash	(80)	(59)	(21)	—
Increase (decrease) in cash and short-term investments and restricted cash	(1,162)	(1,048)	(114)	—
Cash and short-term investments and restricted cash at beginning of period	8,292	7,302	990	—
Cash and short-term investments and restricted cash at end of period	$7,130	$6,254	$876	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,884	$1,878	$154	$(148)	[2]
Adjustments for non-cash items:
Depreciation and amortization	641	424	217	—
Undistributed profit of Financial Products	—	(148)	—	148	[3]
Provision (benefit) for deferred income taxes	(11)	14	(25)	—
Other	88	49	(59)	98	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(150)	75	(24)	(201)	[4,5]
Inventories	(813)	(818)	—	5	[4]
Accounts payable	355	336	12	7	[4]
Accrued expenses	135	124	11	—
Accrued wages, salaries and employee benefits	(1,185)	(1,177)	(8)	—
Customer advances	105	105	—	—
Other assets – net	(7)	(6)	37	(38)	[4]
Other liabilities – net	79	4	35	40	[4]
Net cash provided by (used for) operating activities	1,121	860	350	(89)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(278)	(274)	(4)	—
Expenditures for equipment leased to others	(269)	(23)	(247)	1	[4]
Proceeds from disposals of leased assets and property, plant and equipment	209	26	189	(6)	[4]
Additions to finance receivables	(2,615)	—	(2,971)	356	[5]
Collections of finance receivables	2,818	—	3,096	(278)	[5]
Net intercompany purchased receivables	—	—	(16)	16	[5]
Proceeds from sale of finance receivables	44	—	44	—
Net intercompany borrowings	—	63	—	(63)	[6]
Investments and acquisitions (net of cash acquired)	(2)	(2)	—	—
Proceeds from sale of securities	57	4	53	—
Investments in securities	(107)	(7)	(100)	—
Other – net	(38)	(13)	(25)	—
Net cash provided by (used for) investing activities	(181)	(226)	19	26

Cash flow from financing activities:
Dividends paid	(494)	(494)	—	—
Common stock issued, including treasury shares reissued	(5)	(5)	—	—
Common shares repurchased	(751)	(751)	—	—
Net intercompany borrowings	—	—	(63)	63	[6]
Proceeds from debt issued (original maturities greater than three months)	2,665	—	2,665	—
Payments on debt (original maturities greater than three months)	(2,567)	(2)	(2,565)	—
Short-term borrowings – net (original maturities three months or less)	(522)	4	(526)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(1,675)	(1,249)	(489)	63
Effect of exchange rate changes on cash	3	5	(2)	—
Increase (decrease) in cash and short-term investments and restricted cash	(732)	(610)	(122)	—
Cash and short-term investments and restricted cash at beginning of period	7,890	6,994	896	—
Cash and short-term investments and restricted cash at end of period	$7,158	$6,384	$774	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) the duration and geographic spread of, business disruptions caused by, and the overall global economic impact of, the COVID-19 pandemic; and (xxvii) other factors described in more detail in Caterpillar’s Forms 10-Q, 10-K and other filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2020, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) and the information disclosed in the Current Report on Form 8-K filed with the SEC on March 26, 2020 (the COVID-19 8-K) based on information currently known to us and recent developments since the date of the 2019 Form 10-K and the COVID-19 8-K. The matters discussed below should be read in conjunction with the risk factors set forth in in the 2019 Form 10-K and the information disclosed in the COVID-19 8-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K and the COVID-19 8-K filing. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

The COVID-19 pandemic could materially adversely affect our business, financial position, results of operations and/or liquidity.
COVID-19 was identified in China in late 2019 and has spread globally. The rapid spread has resulted in weaker demand and supply constraints and the implementation of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These factors have impacted and may continue to impact all or portions of our workforce and operations, particularly as we have temporarily closed certain of our facilities and may continue to temporarily close facilities as the situation warrants.
Future restrictions on our access to our manufacturing facilities or on our support operations or workforce, any future closure of additional manufacturing facilities due to weaker demand or supply constraints, or similar limitations for our suppliers, disruptions to our supply chain or restrictions or disruptions of transportation, could have a material adverse effect on our business, financial position, results of operations or liquidity. The overall magnitude of the COVID-19 pandemic, including the extent of its impact on our business, financial position, results of operations or liquidity cannot be reasonably estimated due to the rapid development and fluidity of the situation.
In recent weeks, the COVID-19 pandemic has also caused, and is likely to continue to cause economic, market and other disruptions worldwide. Such volatility in the global capital markets could increase the cost of capital and could adversely impact access to capital. Risks related to negative economic conditions are described in our risk factor titled "Our business and the industries we serve are highly sensitive to global and regional economic conditions" under "Macroeconomic Risks" in our "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3,4]	Average Price Paid per Share[2,3,4]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
January 1-31, 2020	768,969	$142.21	768,969	$5.892
February 1-29, 2020	4,460,582	$133.84	4,460,582	$5.295
March 1-31, 2020	4,098,633	$107.56	4,098,633	$4.854
Total	9,328,184	$122.98	9,328,184

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of March 31, 2020, approximately $4.9 billion remained available under the 2018 Authorization.

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

[3] During the first quarter of 2020, we entered into an ASR with a third-party financial institution to purchase $700 million of our common stock. In February 2020, upon payment of the $700 million to the financial institution, we received 4.2 million shares. In March 2020, upon final settlement of the ASR, we received an additional 1.2 million shares. In total, we repurchased 5.4 million shares under this ASR at an average price per share of $130.47.

4 In February and March of 2020, we repurchased 0.3 million and 2.9 million shares, respectively, for an aggregate of $338 million in open market transactions at an average price per share of $134.26 and $103.08, respectively. In January of 2020, we repurchased a minimal number of shares in open market transactions as illustrated in the above table.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2020, we had 24 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate.  During the first quarter of 2020, approximately 104,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

3.1	Bylaws amended and restated as of April 8, 2020 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 14, 2020)

10.1
Form of Performance-Base Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.2
First Amendment to the Caterpillar Inc. Deferred Employees Investment Plan effective July 24, 2017 (incorporated by reference from Exhibit 10.26 to the Company's Annual Report of Form 10-K for the year ended December 31, 2017)

31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

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

CATERPILLAR INC.

May 6, 2020	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

May 6, 2020	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

May 6, 2020	/s/ Suzette M. Long	Chief Legal Officer, General Counsel & Corporate Secretary
Suzette M. Long

May 6, 2020	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel