Form 10-Q
period 2020-06-30
CATERPILLAR INC
filed 2020-08-05
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At June 30, 2020, 541,506,575 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2020	2019
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,310	$13,671
Revenues of Financial Products	687	761
Total sales and revenues	9,997	14,432

Operating costs:
Cost of goods sold	7,113	9,941
Selling, general and administrative expenses	1,179	1,309
Research and development expenses	341	441
Interest expense of Financial Products	149	192
Other operating (income) expenses	431	336
Total operating costs	9,213	12,219

Operating profit	784	2,213

Interest expense excluding Financial Products	135	103
Other income (expense)	29	68

Consolidated profit before taxes	678	2,178

Provision (benefit) for income taxes	227	565
Profit of consolidated companies	451	1,613

Equity in profit (loss) of unconsolidated affiliated companies	8	6

Profit of consolidated and affiliated companies	459	1,619

Less: Profit (loss) attributable to noncontrolling interests	1	(1)

Profit [1]	$458	$1,620

Profit per common share	$0.84	$2.85

Profit per common share – diluted [2]	$0.84	$2.83

Weighted-average common shares outstanding (millions)
– Basic	541.5	567.8
– Diluted [2]	544.5	573.1

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2020	2019

Profit of consolidated and affiliated companies	$459	$1,619
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2020- $9; 2019 - $6	175	99

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2020 - $0; 2019 - $0	2	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2020 - $3; 2019 - $3	(7)	(7)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $20 ; 2019 - $4	(70)	(16)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $(17) ; 2019 - $1	58	(1)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - ($13); 2019 - $(2)	39	15
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $0; 2019 - $0	—	(1)

Total other comprehensive income (loss), net of tax	197	89
Comprehensive income	656	1,708
Less: comprehensive income attributable to the noncontrolling interests	1	(1)
Comprehensive income attributable to shareholders	$655	$1,709

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2020	2019
Sales and revenues:
Sales of Machinery, Energy & Transportation	$19,224	$26,395
Revenues of Financial Products	1,408	1,503
Total sales and revenues	20,632	27,898

Operating costs:
Cost of goods sold	14,379	18,944
Selling, general and administrative expenses	2,300	2,628
Research and development expenses	697	876
Interest expense of Financial Products	324	382
Other operating (income) expenses	744	648
Total operating costs	18,444	23,478

Operating profit	2,188	4,420

Interest expense excluding Financial Products	248	206
Other income (expense)	251	228

Consolidated profit before taxes	2,191	4,442

Provision (benefit) for income taxes	652	952
Profit of consolidated companies	1,539	3,490

Equity in profit (loss) of unconsolidated affiliated companies	13	13

Profit of consolidated and affiliated companies	1,552	3,503

Less: Profit (loss) attributable to noncontrolling interests	2	2

Profit [1]	$1,550	$3,501

Profit per common share	$2.85	$6.14

Profit per common share – diluted [2]	$2.83	$6.08

Weighted-average common shares outstanding (millions)
– Basic	544.5	569.9
– Diluted [2]	548.2	575.8

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2020	2019

Profit of consolidated and affiliated companies	$1,552	$3,503
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2020 - $(1); 2019 - $2	(185)	77

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2020 - $0; 2019 - $0	2	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2020 - $5; 2019 - $6	(14)	(14)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $23; 2019 - $1	(75)	(6)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $(2); 2019 - $3	3	(10)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $(9); 2019 - $(8)	21	30

Total other comprehensive income (loss), net of tax	(248)	77
Comprehensive income	1,304	3,580
Less: comprehensive income attributable to the noncontrolling interests	2	2
Comprehensive income attributable to shareholders	$1,302	$3,578

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and short-term investments	$8,784	$8,284
Receivables – trade and other	7,134	8,568
Receivables – finance	8,781	9,336
Prepaid expenses and other current assets	1,792	1,739
Inventories	11,371	11,266
Total current assets	37,862	39,193

Property, plant and equipment – net	12,357	12,904
Long-term receivables – trade and other	1,167	1,193
Long-term receivables – finance	12,560	12,651
Noncurrent deferred and refundable income taxes	1,459	1,411
Intangible assets	1,420	1,565
Goodwill	6,192	6,196
Other assets	3,549	3,340
Total assets	$76,566	$78,453

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$13	$5
Financial Products	4,301	5,161
Accounts payable	5,083	5,957
Accrued expenses	3,547	3,750
Accrued wages, salaries and employee benefits	958	1,629
Customer advances	1,227	1,187
Dividends payable	558	567
Other current liabilities	2,143	2,155
Long-term debt due within one year:
Machinery, Energy & Transportation	1,395	16
Financial Products	6,006	6,194
Total current liabilities	25,231	26,621

Long-term debt due after one year:
Machinery, Energy & Transportation	9,729	9,141
Financial Products	17,178	17,140
Liability for postemployment benefits	6,285	6,599
Other liabilities	4,366	4,323
Total liabilities	62,789	63,824
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/20 and 12/31/19 – 814,894,624) at paid-in amount	6,120	5,935
Treasury stock (6/30/20 – 273,388,049 shares; 12/31/19 – 264,812,014 shares) at cost	(25,412)	(24,217)
Profit employed in the business	34,841	34,437
Accumulated other comprehensive income (loss)	(1,815)	(1,567)
Noncontrolling interests	43	41
Total shareholders’ equity	13,777	14,629
Total liabilities and shareholders’ equity	$76,566	$78,453

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	$5,804	$(21,214)	$32,435	$(1,588)	$41	$15,478
Profit of consolidated and affiliated companies	—	—	1,620	—	(1)	1,619
Foreign currency translation, net of tax	—	—	—	99	—	99
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	(17)	—	(17)
Available-for-sale securities, net of tax	—	—	—	14	—	14
Dividends declared [1]	—	—	(1,074)	—	—	(1,074)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 644,039	11	33	—	—	—	44
Stock-based compensation expense	68	—	—	—	—	68
Common shares repurchased: 9,757,126 [2]	—	(1,286)	—	—	—	(1,286)
Other	(61)	—	—	—	2	(59)
Balance at June 30, 2019	$5,822	$(22,467)	$32,981	$(1,499)	$41	$14,878

Three Months Ended June 30, 2020
Balance at March 31, 2020	$6,046	$(25,341)	$35,504	$(2,012)	$42	$14,239
Profit of consolidated and affiliated companies	—	—	458	—	1	459
Foreign currency translation, net of tax	—	—	—	175	—	175
Pension and other postretirement benefits, net of tax	—	—	—	(5)	—	(5)
Derivative financial instruments, net of tax	—	—	—	(12)	—	(12)
Available-for-sale securities, net of tax	—	—	—	39	—	39
Dividends declared [1]	—	—	(1,121)	—	—	(1,121)
Common shares issued from treasury stock for stock-based compensation: 322,888	(4)	17	—	—	—	13
Stock-based compensation expense	67	—	—	—	—	67
Common shares repurchased: 767,822 [2]	—	(87)	—	—	—	(87)
Other	11	(1)	—	—	—	10
Balance at June 30, 2020	$6,120	$(25,412)	$34,841	$(1,815)	$43	$13,777

1 Dividends per share of common stock of $2.06 and $1.89 were declared in the three months ended June 30, 2020 and 2019, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2019
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	5,827	(20,531)	30,554	(1,576)	41	14,315
Profit of consolidated and affiliated companies	—	—	3,501	—	2	3,503
Foreign currency translation, net of tax	—	—	—	77	—	77
Pension and other postretirement benefits, net of tax	—	—	—	(14)	—	(14)
Derivative financial instruments, net of tax	—	—	—	(16)	—	(16)
Available-for-sale securities, net of tax	—	—	—	30	—	30
Dividends declared [1]	—	—	(1,074)	—	—	(1,074)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 2,503,104	(62)	101	—	—	—	39
Stock-based compensation expense	113	—	—	—	—	113
Common shares repurchased: 15,456,651 [2]	—	(2,037)	—	—	—	(2,037)
Other	(56)	—	—	—	—	(56)
Balance at June 30, 2019	$5,822	$(22,467)	$32,981	$(1,499)	$41	$14,878

Six Months Ended June 30, 2020
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance [3]
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	5,935	(24,217)	34,412	(1,567)	41	14,604
Profit of consolidated and affiliated companies	—	—	1,550	—	2	1,552
Foreign currency translation, net of tax	—	—	—	(185)	—	(185)
Pension and other postretirement benefits, net of tax	—	—	—	(12)	—	(12)
Derivative financial instruments, net of tax	—	—	—	(72)	—	(72)
Available-for-sale securities, net of tax	—	—	—	21	—	21
Dividends declared [1]	—	—	(1,121)	—	—	(1,121)
Common shares issued from treasury stock for stock-based compensation: 1,519,971	(66)	56	—	—	—	(10)
Stock-based compensation expense	114	—	—	—	—	114
Common shares repurchased: 10,096,006 [2]	—	(1,250)	—	—	—	(1,250)
Other	137	(1)	—	—	—	136
Balance at June 30, 2020	$6,120	$(25,412)	$34,841	$(1,815)	$43	$13,777

1 Dividends per share of common stock of $2.06 and $1.89 were declared in the six months ended June 30, 2020 and 2019, respectively.
2 See Note 12 for additional information.
3 See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2020	2019
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,552	$3,503
Adjustments for non-cash items:
Depreciation and amortization	1,222	1,288
Net gain on remeasurement of pension obligations	(132)	—
Provision (benefit) for deferred income taxes	(32)	(34)
Other	674	440
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,176	(166)
Inventories	(145)	(487)
Accounts payable	(655)	134
Accrued expenses	(253)	151
Accrued wages, salaries and employee benefits	(648)	(979)
Customer advances	(2)	14
Other assets – net	(7)	(120)
Other liabilities – net	(229)	(35)
Net cash provided by (used for) operating activities	2,521	3,709

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(472)	(479)
Expenditures for equipment leased to others	(526)	(746)
Proceeds from disposals of leased assets and property, plant and equipment	382	422
Additions to finance receivables	(6,712)	(6,181)
Collections of finance receivables	6,801	5,902
Proceeds from sale of finance receivables	31	119
Investments and acquisitions (net of cash acquired)	(49)	(3)
Proceeds from sale of businesses and investments (net of cash sold)	13	—
Proceeds from sale of securities	151	170
Investments in securities	(369)	(243)
Other – net	7	(40)
Net cash provided by (used for) investing activities	(743)	(1,079)

Cash flow from financing activities:
Dividends paid	(1,125)	(986)
Common stock issued, including treasury shares reissued	(10)	39
Common shares repurchased	(1,130)	(2,105)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1,991	—
Financial Products	4,168	5,340
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(12)	(4)
Financial Products	(4,617)	(4,897)
Short-term borrowings – net (original maturities three months or less)	(477)	(436)
Other – net	(1)	(2)
Net cash provided by (used for) financing activities	(1,213)	(3,051)
Effect of exchange rate changes on cash	(66)	(10)
Increase (decrease) in cash and short-term investments and restricted cash	499	(431)
Cash and short-term investments and restricted cash at beginning of period	8,292	7,890
Cash and short-term investments and restricted cash at end of period	$8,791	$7,459

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, (b) the consolidated comprehensive income for the three and six months ended June 30, 2020 and 2019, (c) the consolidated financial position at June 30, 2020 and December 31, 2019, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019 and (e) the consolidated cash flow for the six months ended June 30, 2020 and 2019.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from these VIEs for which we are not the primary beneficiary was $92 million and $133 million as of June 30, 2020 and December 31, 2019, respectively.

Cat Financial has end-user customers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks were evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses.

2.                                   New accounting guidance

A. Adoption of new accounting standards

Credit losses (Accounting Standards Update (ASU) 2016-13) – In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance was effective January 1, 2020. We applied the new guidance using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2020. We have not recast prior period comparative information, which we continue to report under the accounting guidance in effect for those periods. Our adoption of the new guidance did not have a material impact on our financial statements.

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

B. Accounting standards issued but not yet adopted

Reference rate reform (ASU 2020-04) – In March 2020, the FASB issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. We are evaluating the impact of reference rate reform on our contracts and assessing the impacts of adopting this guidance on our financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.	Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,191 million, $7,648 million and $7,743 million as of June 30, 2020, December 31, 2019 and December 31, 2018, respectively. We recognize trade receivables from dealers and end users in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $700 million, $693 million and $674 million as of June 30, 2020, December 31, 2019 and December 31, 2018, respectively. We recognize long-term trade receivables from dealers and end users in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,641 million, $1,654 million and $1,680 million as of June 30, 2020, December 31, 2019 and December 31, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2020, we recognized $331 million and $699 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2020. During the three and six months ended June 30, 2019, we recognized $368 million and $875 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2019.

As of June 30, 2020, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.9 billion, of which $2.4 billion is expected to be completed and revenue recognized in the twelve months following June 30, 2020. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $67 million and $114 million for the three and six months ended June 30, 2020, respectively, and $68 million and $113 million for the three and six months ended June 30, 2019, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,913,888	$25.98	$127.60	1,499,524	$40.98	$138.35
RSUs	705,287	$127.60	$127.60	657,389	$138.35	$138.35
PRSUs	371,641	$127.60	$127.60	342,097	$138.35	$138.35

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2020 and 2019, respectively:

	Grant Year
	2020	2019
Weighted-average dividend yield	2.47%	2.56%
Weighted-average volatility	25.7%	29.1%
Range of volatilities	24.5-29.7%	25.1-38.7%
Range of risk-free interest rates	1.21-1.39%	2.48-2.68%
Weighted-average expected lives	8 years	7 years

As of June 30, 2020, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $228 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

5.                                     Derivative financial instruments and risk management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts and commodity forward and option contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  We present at least annually to the Audit Committee of the Board of Directors on our risk management practices, including our use of financial derivative instruments.

We recognize all derivatives at their fair value on the Consolidated Statement of Financial Position. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow (cash flow hedge) or (3) an undesignated instrument. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. We record in Accumulated other comprehensive income (loss) (AOCI) changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, on the Consolidated Statement of Financial Position until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings.  We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  We include cash flows from undesignated derivative financial instruments in the investing category on the Consolidated Statement of Cash Flow.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of June 30, 2020, the maximum term of these outstanding contracts was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. We perform designation on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

As of June 30, 2020, $50 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in current earnings will vary based on exchange rates at the time the hedged transactions impact earnings.

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

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts at both ME&T and Financial Products.  We amortize the gains or losses associated with these contracts at the time of liquidation into earnings over the original term of the previously designated hedged item.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2020	December 31, 2019
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$15	$18
Machinery, Energy & Transportation	Long-term receivables – trade and other	11	9
Machinery, Energy & Transportation	Accrued expenses	(81)	(20)
Machinery, Energy & Transportation	Other liabilities	(36)	—
Financial Products	Receivables – trade and other	53	54
Financial Products	Long-term receivables – trade and other	4	13
Financial Products	Accrued expenses	(3)	(3)
Interest rate contracts
Machinery, Energy & Transportation	Other liabilities	(1)	—
Financial Products	Receivables – trade and other	4	—
Financial Products	Long-term receivables – trade and other	65	5
Financial Products	Accrued expenses	(26)	(25)
		$5	$51
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$2	$1
Machinery, Energy & Transportation	Accrued expenses	(2)	—
Financial Products	Receivables – trade and other	49	7
Financial Products	Long-term receivables – trade and other	12	5
Financial Products	Accrued expenses	(12)	(22)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	6	4
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(13)	(1)
		$43	$(6)

The total notional amounts of the derivative instruments were as follows:

(Millions of dollars)	June 30, 2020	December 31, 2019

Machinery, Energy & Transportation	$3,598	$2,563
Financial Products	$11,454	$8,931

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

Cash Flow Hedges
	Three Months Ended June 30, 2020
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(34)	Sales of Machinery, Energy & Transportation	$11	$9,310
		Cost of goods sold	(32)	7,113
Financial Products	(35)	Interest expense of Financial Products	9	149
		Other income (expense)	(43)	29
Interest rate contracts
Machinery, Energy & Transportation	(12)	Interest expense excluding Financial Products	(1)	135
Financial Products	(9)	Interest expense of Financial Products	(19)	149
	$(90)		$(75)

	Three Months Ended June 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$4	Cost of goods sold	$(1)	$9,941
Financial Products	10	Interest expense of Financial Products	7	192
		Other income (expense)	(4)	68
Interest rate contracts
Financial Products	(34)	Interest expense of Financial Products	—	192
	$(20)		$2

Cash Flow Hedges
	Six Months Ended June 30, 2020
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(124)	Sales of Machinery, Energy & Transportation	$16	$19,224
		Cost of goods sold	(43)	14,379
Financial Products	66	Interest expense of Financial Products	20	324
		Other income (expense)	28	251
Interest rate contracts
Machinery, Energy & Transportation	(16)	Interest expense excluding Financial Products	(2)	248
Financial Products	(24)	Interest expense of Financial Products	(24)	324
	$(98)		$(5)

	Six Months Ended June 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$21	Sales of Machinery, Energy & Transportation	$1	$26,395
		Cost of goods sold	(4)	18,944
Financial Products	32	Interest expense of Financial Products	14	382
		Other income (expense)	2	228
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	206
Financial Products	(60)	Interest expense of Financial Products	1	382
	$(7)		$13

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$16	$7
Financial Products	Other income (expense)	(23)	(10)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	15	(7)
		$8	$(10)

	Classification of Gains (Losses)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$13	$13
Financial Products	Other income (expense)	85	(39)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(31)	16
		$67	$(10)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2020 and December 31, 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

June 30, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$35	$—	$35	$(34)	$—	$1
Financial Products	187	—	187	(33)	—	154
Total	$222	$—	$222	$(67)	$—	$155

June 30, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(133)	$—	$(133)	$34	$—	$(99)
Financial Products	(41)	—	(41)	33	—	(8)
Total	$(174)	$—	$(174)	$67	$—	$(107)

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$32	$—	$32	$(13)	$—	$19
Financial Products	84	—	84	(21)	—	63
Total	$116	$—	$116	$(34)	$—	$82

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(21)	$—	$(21)	$13	$—	$(8)
Financial Products	(50)	—	(50)	21	—	(29)
Total	$(71)	$—	$(71)	$34	$—	$(37)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2020	December 31, 2019
Raw materials	$4,193	$4,263
Work-in-process	1,076	1,147
Finished goods	5,839	5,598
Supplies	263	258
Total inventories	$11,371	$11,266

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		June 30, 2020
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,421	$(1,472)	$949
Intellectual property	12	1,504	(1,088)	416
Other	13	180	(125)	55
Total finite-lived intangible assets	14	$4,105	$(2,685)	$1,420

		December 31, 2019
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,450	$(1,406)	$1,044
Intellectual property	12	1,510	(1,055)	455
Other	13	191	(125)	66
Total finite-lived intangible assets	14	$4,151	$(2,586)	$1,565

Amortization expense for the three and six months ended June 30, 2020 was $78 million and $158 million, respectively.
Amortization expense for the three and six months ended June 30, 2019 was $81 million and $163 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2020	2021	2022	2023	2024	Thereafter
$151	$291	$274	$217	$159	$328

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2020 or 2019.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2020 were as follows:

(Millions of dollars)	December 31, 2019	Other Adjustments [1]	June 30, 2020
Construction Industries
Goodwill	$306	$1	$307
Impairments	(22)	—	(22)
Net goodwill	284	1	285
Resource Industries
Goodwill	4,156	(4)	4,152
Impairments	(1,175)	—	(1,175)
Net goodwill	2,981	(4)	2,977
Energy & Transportation
Goodwill	2,875	(2)	2,873
All Other [2]
Goodwill	56	1	57
Consolidated total
Goodwill	7,393	(4)	7,389
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,196	$(4)	$6,192

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segment (See Note 16).

8.                                     Investments in debt and equity securities

We have investments in certain debt and equity securities, primarily at Insurance Services, which we record at fair value and primarily include in Other assets in the Consolidated Statement of Financial Position.

We classify debt securities as available-for-sale, and we include the unrealized gains and losses arising from the revaluation of these debt securities, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position). We include the unrealized gains and losses arising from the revaluation of the equity securities in Other income (expense) in the Consolidated Statement of Results of Operations. We generally determine realized gains and losses on sales of investments using the specific identification method for debt and equity securities and include them in Other income (expense) in the Consolidated Statement of Results of Operations.

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	June 30, 2020			December 31, 2019
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	50	1	51	54	—	54

Corporate bonds
Corporate bonds	917	38	955	836	20	856
Asset-backed securities	142	1	143	62	—	62

Mortgage-backed debt securities
U.S. governmental agency	369	12	381	327	4	331
Residential	6	—	6	6	—	6
Commercial	62	3	65	46	1	47
Total debt securities	$1,555	$55	$1,610	$1,340	$25	$1,365

Available-for-sale investments in an unrealized loss position:

	June 30, 2020
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$95	$4	$43	$1	$138	$5
Asset-backed securities	53	1	2	—	55	1
Total	$148	$5	$45	$1	$193	$6

	December 31, 2019
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$58	$1	$50	$—	$108	$1
Total	$58	$1	$50	$—	$108	$1

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds The unrealized losses on our investments in corporate bonds and Asset-backed Securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. We did not expect credit-related losses on these investments as of June 30, 2020.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2020
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$126	$127
Due after one year through five years	689	718
Due after five years through ten years	213	222
Due after ten years	90	91
U.S. governmental agency mortgage-backed securities	369	381
Residential mortgage-backed securities	6	6
Commercial mortgage-backed securities	62	65
Total debt securities – available-for-sale	$1,555	$1,610

Sales of available-for-sale securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2020	2019	2020	2019
Proceeds from the sale of available-for-sale securities	$66	$97	$124	$144
Gross gains from the sale of available-for-sale securities	1	1	1	1
Gross losses from the sale of available-for-sale securities	1	—	1	1

For the three months ended June 30, 2020 and 2019, the net unrealized gains (losses) for equity securities held at June 30, 2020 and 2019 were $26 million and $14 million, respectively. For the six months ended June 30, 2020 and 2019, the net unrealized gains (losses) for equity securities held at June 30, 2020 and 2019 were $(14) million and $53 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30		June 30		June 30
	2020	2019	2020	2019	2020	2019
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$28	$14	$20	$24	$21
Interest cost	121	150	21	24	27	34
Expected return on plan assets	(198)	(179)	(38)	(38)	(3)	(5)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(10)
(Gain) loss on remeasurement of pension obligations [1]	2	—	120	—	—	—
Curtailments, settlements and termination benefits [1]	—	—	21	—	—	—
Net periodic benefit cost (benefit) [2]	$(75)	$(1)	$138	$6	$38	$40

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$57	$28	$41	$47	$41
Interest cost	242	300	40	47	53	68
Expected return on plan assets	(396)	(360)	(73)	(75)	(6)	(10)
Amortization of prior service cost (credit)	—	—	—	—	(19)	(20)
(Gain) loss on remeasurement of pension obligations [1]	2	—	(134)	—	—	—
Curtailments, settlements and termination benefits [1]	—	—	21	—	—	—
Net periodic benefit cost (benefit) [2]	$(152)	$(3)	$(118)	$13	$75	$79

[1]
Total lump-sum transfers out of certain pension plans exceeded the service and interest cost for 2020, which required us to follow settlement accounting and remeasure the plans' obligations as of March 31, 2020 and June 30, 2020.

[2]
The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $72 million and $170 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2020, respectively. We currently anticipate full-year 2020 contributions of approximately $280 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2020	2019	2020	2019
U.S. Plans	$126	$93	$145	$230
Non-U.S. Plans	20	21	43	42
	$146	$114	$188	$272

The decrease in the U.S. defined contribution benefit costs for the six months ended June 30, 2020 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Finance lease revenue	$119	$135	$244	$254
Operating lease revenue	285	308	588	624
Total	$404	$443	$832	$878

We present revenues net of sales and other related taxes.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both June 30, 2020 and December 31, 2019, the related recorded liability was $5 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	June 30, 2020	December 31, 2019
Caterpillar dealer performance guarantees	$1,139	$1,150
Supplier consortium performance guarantee	241	238
Other guarantees	188	221
Total guarantees	$1,568	$1,609

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2020 and December 31, 2019, the SPC’s assets of $1,299 million and $1,453 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,299 million and $1,452 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

We determine our product warranty liability by applying historical claim rate experience to the current field population and dealer inventory.  Generally, we base historical claim rates on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America).  We develop specific rates for each product shipment month and update them monthly based on actual warranty claim experience.

(Millions of dollars)	2020
Warranty liability, January 1	$1,541
Reduction in liability (payments)	(436)
Increase in liability (new warranties)	428
Warranty liability, June 30	$1,533

(Millions of dollars)	2019
Warranty liability, January 1	$1,391
Reduction in liability (payments)	(903)
Increase in liability (new warranties)	1,053
Warranty liability, December 31	$1,541

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2020	2019	2020	2019
Profit for the period (A) [1]	$458	$1,620	$1,550	$3,501
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	541.5	567.8	544.5	569.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.0	5.3	3.7	5.9
Average common shares outstanding for fully diluted computation (C) [2]	544.5	573.1	548.2	575.8
Profit per share of common stock:
Assuming no dilution (A/B)	$0.84	$2.85	$2.85	$6.14
Assuming full dilution (A/C) [2]	$0.84	$2.83	$2.83	$6.08
Shares outstanding as of June 30 (in millions)			541.5	562.6

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and six months ended June 30, 2020 and 2019, we excluded 4.9 million and 3.0 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of June 30, 2020, approximately $4.8 billion remained available under the 2018 Authorization.

For the three and six months ended June 30, 2020, we repurchased 0.8 million and 10.1 million shares of Caterpillar common stock, respectively, at an aggregate cost of $87 million and $1.3 billion, respectively. For the three and six months ended June 30, 2019, we repurchased 9.8 million and 15.5 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.3 billion and $2.0 billion, respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended June 30, 2020
Balance at March 31, 2020	$(1,847)	$(10)	$(157)	$2	$(2,012)
Other comprehensive income (loss) before reclassifications	177	2	(70)	39	148
Amounts reclassified from accumulated other comprehensive (income) loss	(2)	(7)	58	—	49
Other comprehensive income (loss)	175	(5)	(12)	39	197
Balance at June 30, 2020	$(1,672)	$(15)	$(169)	$41	$(1,815)

Three Months Ended June 30, 2019
Balance at March 31, 2019	$(1,525)	$24	$(88)	$1	$(1,588)
Other comprehensive income (loss) before reclassifications	99	—	(16)	15	98
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	(1)	(1)	(9)
Other comprehensive income (loss)	99	(7)	(17)	14	89
Balance at June 30, 2019	$(1,426)	$17	$(105)	$15	$(1,499)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Six Months Ended June 30, 2020
Balance at December 31, 2019	$(1,487)	$(3)	$(97)	$20	$(1,567)
Other comprehensive income (loss) before reclassifications	(207)	2	(75)	21	(259)
Amounts reclassified from accumulated other comprehensive (income) loss	22	(14)	3	—	11
Other comprehensive income (loss)	(185)	(12)	(72)	21	(248)
Balance at June 30, 2020	$(1,672)	$(15)	$(169)	$41	$(1,815)

Six Months Ended June 30, 2019
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)
Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income	98	19	(9)	—	108
Balance at January 1, 2019	(1,503)	31	(89)	(15)	(1,576)
Other comprehensive income (loss) before reclassifications	77	—	(6)	30	101
Amounts reclassified from accumulated other comprehensive (income) loss	—	(14)	(10)	—	(24)
Other comprehensive income (loss)	77	(14)	(16)	30	77
Balance at June 30, 2019	$(1,426)	$17	$(105)	$15	$(1,499)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations was as follows:

		Three Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2020	2019

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$2	$—
Reclassifications net of tax		$2	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$10	$10
Tax (provision) benefit		(3)	(3)
Reclassifications net of tax		$7	$7

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$11	$—
Foreign exchange contracts	Cost of goods sold	(32)	(1)
Foreign exchange contracts	Other income (expense)	(43)	(4)
Foreign exchange contracts	Interest expense of Financial Products	9	7
Interest rate contracts	Interest expense excluding Financial Products	(1)	—
Interest rate contracts	Interest expense of Financial Products	(19)	—
Reclassifications before tax		(75)	2
Tax (provision) benefit		17	(1)
Reclassifications net of tax		$(58)	$1

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$—	$1
Reclassifications net of tax		$—	$1

Total reclassifications from Accumulated other comprehensive income (loss)		$(49)	$9

		Six Months Ended June 30
(Millions of dollars)	Classification of income (expense)	2020	2019

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(22)	$—
Reclassifications net of tax		$(22)	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$19	$20
Tax (provision) benefit		(5)	(6)
Reclassifications net of tax		$14	$14

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$16	$1
Foreign exchange contracts	Cost of goods sold	(43)	(4)
Foreign exchange contracts	Other income (expense)	28	2
Foreign exchange contracts	Interest expense of Financial Products	20	14
Interest rate contracts	Interest expense excluding Financial Products	(2)	(1)
Interest rate contracts	Interest expense of Financial Products	(24)	1
Reclassifications before tax		(5)	13
Tax (provision) benefit		2	(3)
Reclassifications net of tax		$(3)	$10

Total reclassifications from Accumulated other comprehensive income (loss)		$(11)	$24

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, we accrue the investigation, remediation, and operating and maintenance costs against our earnings. We accrue costs based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others. We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in Accrued expenses. We believe there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

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

15.                              Income taxes

The provision for income taxes for the first six months of 2020 reflected an estimated annual tax rate of 31 percent, compared with 26 percent for the first six months of 2019, excluding the discrete items discussed in the following paragraph. The increase in the estimated annual tax rate was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

In the first six months of 2020, we recorded a $22 million tax charge related to the $132 million of remeasurement net gain resulting from the settlements of pension obligations. We excluded this gain and related tax from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated. In addition, we recorded a discrete tax benefit of $8 million in the first six months of 2020, compared with $26 million in the first six months of 2019, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. During the first six months of 2019, we recorded a $178 million discrete tax benefit to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes turbine machinery and integrated systems and solutions and turbine-related services; reciprocating engine-powered generator sets; integrated systems used in the electric power generation industry; reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; and reciprocating engines supplied to the industrial industry as well as Cat machinery. Responsibilities also include the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•
ME&T segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances.  Beginning in 2020, we revised how we allocate certain assets between segments. We have recast all prior period amounts to align with the current methodology. We generally manage at the corporate level liabilities other than accounts payable and customer advances, and we do not include these in segment operations.  Financial Products Segment assets generally include all categories of assets.

•	We value segment inventories and cost of sales using a current cost methodology.

•
We amortize goodwill allocated to segments using a fixed amount based on a 20-year useful life.  This methodology difference only impacts segment assets; We do not include goodwill amortization expense in segment profit. In addition, we have allocated to segments only a portion of goodwill for certain acquisitions made in 2011 or later.

•
We generally manage currency exposures for ME&T at the corporate level and do not include in segment profit the effects of changes in exchange rates on results of operations within the year.  We report the net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting as a methodology difference.

•	We do not include stock-based compensation expense in segment profit.

•	Postretirement benefit expenses are split; segments are generally responsible for service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•
We determine ME&T segment profit on a pretax basis and exclude interest expense and most other income/expense items.  We determine Financial Products Segment profit on a pretax basis and include other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 36 to 39 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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

•
Timing:   Timing differences in the recognition of costs between segment reporting and consolidated external reporting. For example, we report certain costs on the cash basis for segment reporting and the accrual basis for consolidated external reporting.

For the three and six months ended June 30, 2020 and 2019, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2020
Construction Industries	$1,604	$212	$933	$1,283	$4,032		$16	$4,048
Resource Industries	507	270	379	554	1,710		116	1,826
Energy & Transportation	1,816	197	929	599	3,541		608	4,149
Financial Products Segment	493	60	96	114	763	[1]	—	763
Total sales and revenues from reportable segments	4,420	739	2,337	2,550	10,046		740	10,786
All Other operating segment	7	1	5	15	28		87	115
Corporate Items and Eliminations	(41)	(10)	(9)	(17)	(77)		(827)	(904)
Total Sales and Revenues	$4,386	$730	$2,333	$2,548	$9,997		$—	$9,997

Three Months Ended June 30, 2019
Construction Industries	$3,513	$392	$1,108	$1,433	$6,446		$21	$6,467
Resource Industries	1,058	448	446	759	2,711		108	2,819
Energy & Transportation	2,297	325	1,160	742	4,524		962	5,486
Financial Products Segment	563	76	102	132	873	[1]	—	873
Total sales and revenues from reportable segments	7,431	1,241	2,816	3,066	14,554		1,091	15,645
All Other operating segment	14	1	4	15	34		91	125
Corporate Items and Eliminations	(111)	(13)	(14)	(18)	(156)		(1,182)	(1,338)
Total Sales and Revenues	$7,334	$1,229	$2,806	$3,063	$14,432		$—	$14,432

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $88 million and $136 million in the three months ended June 30, 2020 and 2019, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2020
Construction Industries	$3,689	$477	$1,822	$2,356	$8,344		$10	$8,354
Resource Industries	1,203	590	774	1,122	3,689		221	3,910
Energy & Transportation	3,554	446	1,982	1,177	7,159		1,339	8,498
Financial Products Segment	1,018	130	198	231	1,577	[1]	—	1,577
Total sales and revenues from reportable segments	9,464	1,643	4,776	4,886	20,769		1,570	22,339
All Other operating segment	12	3	16	25	56		168	224
Corporate Items and Eliminations	(110)	(24)	(22)	(37)	(193)		(1,738)	(1,931)
Total Sales and Revenues	$9,366	$1,622	$4,770	$4,874	$20,632		$—	$20,632

Six Months Ended June 30, 2019
Construction Industries	$6,478	$711	$2,114	$2,995	$12,298		$42	$12,340
Resource Industries	2,009	871	914	1,564	5,358		213	5,571
Energy & Transportation	4,448	657	2,192	1,460	8,757		1,939	10,696
Financial Products Segment	1,121	146	204	252	1,723	[1]	—	1,723
Total sales and revenues from reportable segments	14,056	2,385	5,424	6,271	28,136		2,194	30,330
All Other operating segment	22	1	15	33	71		175	246
Corporate Items and Eliminations	(221)	(23)	(26)	(39)	(309)		(2,369)	(2,678)
Total Sales and Revenues	$13,857	$2,363	$5,413	$6,265	$27,898		$—	$27,898

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $193 million and $267 million in the six months ended June 30, 2020 and 2019, respectively.

For the three and six months ended June 30, 2020 and 2019, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30
(Millions of dollars)	2020	2019
Oil and gas	$1,027	$1,305
Power generation	895	1,021
Industrial	678	957
Transportation	941	1,241
Energy & Transportation External Sales	$3,541	$4,524

	Six Months Ended June 30
	2020	2019
Oil and gas	$1,888	$2,436
Power generation	1,749	2,057
Industrial	1,479	1,861
Transportation	2,043	2,403
Energy & Transportation External Sales	$7,159	$8,757

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Profit from reportable segments:
Construction Industries	$518	$1,247	$1,158	$2,332
Resource Industries	152	481	456	1,057
Energy & Transportation	624	886	1,226	1,724
Financial Products Segment	148	193	253	404
Total profit from reportable segments	1,442	2,807	3,093	5,517
Profit from All Other operating segment	(3)	11	4	36
Cost centers	(23)	17	9	41
Corporate costs	(120)	(149)	(287)	(325)
Timing	(24)	(58)	(51)	(124)
Restructuring costs	(96)	(103)	(124)	(142)
Methodology differences:
Inventory/cost of sales	(38)	(8)	(18)	(1)
Postretirement benefit expense	(118)	2	285	(15)
Stock-based compensation expense	(67)	(68)	(114)	(113)
Financing costs	(119)	(51)	(199)	(115)
Currency	(60)	(92)	(208)	(48)
Other income/expense methodology differences	(80)	(121)	(172)	(250)
Other methodology differences	(16)	(9)	(27)	(19)
Total consolidated profit before taxes	$678	$2,178	$2,191	$4,442

Reconciliation of Assets:

(Millions of dollars)	June 30, 2020	December 31, 2019
Assets from reportable segments:
Construction Industries	$4,581	$4,601
Resource Industries	6,281	6,505
Energy & Transportation	8,943	8,548
Financial Products Segment	34,270	35,813
Total assets from reportable segments	54,075	55,467
Assets from All Other operating segment	1,620	1,728
Items not included in segment assets:
Cash and short-term investments	8,030	7,299
Deferred income taxes	1,353	1,294
Goodwill and intangible assets	4,597	4,435
Property, plant and equipment – net and other assets	2,460	2,529
Inventory methodology differences	(2,625)	(2,426)
Liabilities included in segment assets	7,701	8,541
Other	(645)	(414)
Total assets	$76,566	$78,453

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Depreciation and amortization from reportable segments:
Construction Industries	$61	$74	$122	$147
Resource Industries	104	112	207	224
Energy & Transportation	149	155	295	307
Financial Products Segment	198	207	403	413
Total depreciation and amortization from reportable segments	512	548	1,027	1,091
Items not included in segment depreciation and amortization:
All Other operating segment	63	53	125	105
Cost centers	32	33	65	65
Other	1	13	5	27
Total depreciation and amortization	$608	$647	$1,222	$1,288

Reconciliation of Capital expenditures:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Capital expenditures from reportable segments:
Construction Industries	$28	$41	$48	$69
Resource Industries	36	37	53	60
Energy & Transportation	144	118	231	216
Financial Products Segment	256	459	503	705
Total capital expenditures from reportable segments	464	655	835	1,050
Items not included in segment capital expenditures:
All Other operating segment	23	22	38	35
Cost centers	6	29	15	49
Timing	(14)	(5)	146	129
Other	(29)	(23)	(36)	(38)
Total capital expenditures	$450	$678	$998	$1,225

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

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 23 months as of June 30, 2020.

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

As of June 30, 2020, Cat Financial's forecasts for the markets in which it operates continued to reflect a decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in the level and trend of delinquencies due to the COVID-19 pandemic. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long term trends.

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

Although forecasts continued to indicate a decline in economic conditions, Cat Financial's Dealer portfolio segment has not historically experienced increased credit losses during prior economic downturns due to its close working relationships with the dealers and their financial strength. Therefore, no adjustments to historical loss rates were made during the three and six months ended June 30, 2020.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	June 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	12	—	12
Receivables written off	(73)	—	(73)
Recoveries on receivables previously written off	13	—	13
Provision for credit losses	146	—	146
Other	(6)	—	(6)
Balance at end of period	$467	$45	$512

Individually evaluated	$184	$39	$223
Collectively evaluated	283	6	289
Ending Balance	$467	$45	$512

Finance Receivables:
Individually evaluated	$601	$78	$679
Collectively evaluated	17,869	3,305	21,174
Ending Balance	$18,470	$3,383	$21,853

1 See Note 2 regarding new accounting guidance related to credit losses.

(Millions of dollars)	December 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$486	$21	$507
Receivables written off	(281)	—	(281)
Recoveries on receivables previously written off	44	—	44
Provision for credit losses	138	24	162
Other	(12)	—	(12)
Balance at end of year	$375	$45	$420

Individually evaluated	$178	$39	$217
Collectively evaluated	197	6	203
Ending Balance	$375	$45	$420

Finance Receivables:
Individually evaluated	$594	$78	$672
Collectively evaluated	18,093	3,632	21,725
Ending Balance	$18,687	$3,710	$22,397

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

Customer
The table below summarizes the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,854	$3,032	$1,831	$814	$374	$97	$102	$8,104
31-60 days past due	13	28	20	15	5	2	—	83
61-90 days past due	4	15	14	8	3	1	—	45
91+ days past due	3	24	31	19	15	6	—	98
EAME
Current	545	1,104	727	336	113	33	—	2,858
31-60 days past due	5	13	12	5	2	—	—	37
61-90 days past due	6	7	2	2	—	—	—	17
91+ days past due	—	11	14	15	51	62	—	153
Asia/Pacific
Current	696	941	502	126	17	7	—	2,289
31-60 days past due	4	22	18	5	—	—	—	49
61-90 days past due	2	11	8	3	—	—	—	24
91+ days past due	1	19	18	5	1	—	—	44
Mining
Current	198	655	375	207	124	188	270	2,017
31-60 days past due	—	—	13	5	—	—	—	18
61-90 days past due	—	1	3	—	—	—	—	4
91+ days past due	—	12	3	25	—	—	1	41
Latin America
Current	286	440	214	74	22	27	—	1,063
31-60 days past due	2	6	8	1	1	1	—	19
61-90 days past due	—	3	9	5	1	—	—	18
91+ days past due	—	19	40	29	8	6	—	102
Caterpillar Power Finance
Current	106	250	172	278	99	143	134	1,182
31-60 days past due	—	—	2	—	—	—	—	2
61-90 days past due	—	—	—	—	—	2	—	2
91+ days past due	—	—	20	13	33	135	—	201
Total Customer	$3,725	$6,613	$4,056	$1,990	$869	$710	$507	$18,470

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of June 30, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America. These past due receivables were originated in 2017.

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

In Cat Financial’s Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

	December 31, 2019
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$6	$6	$—
EAME	—	—	—
Asia Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178

Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$—	$10	$—
EAME	1	—	1	—
Asia Pacific	—	—	—	—
Mining	29	1	30	1
Latin America	20	1	23	1
Caterpillar Power Finance	41	—	51	1
Total	$101	$2	$115	$3

Impaired Finance Receivables With An Allowance Recorded
North America	$35	$—	$37	$1
EAME	94	—	94	1
Asia Pacific	9	—	8	—
Mining	39	—	42	1
Latin America	74	2	75	3
Caterpillar Power Finance	443	4	446	7
Total	$694	$6	$702	$13

Total Impaired Finance Receivables
North America	$45	$—	$47	$1
EAME	95	—	95	1
Asia Pacific	9	—	8	—
Mining	68	1	72	2
Latin America	94	3	98	4
Caterpillar Power Finance	484	4	497	8
Total	$795	$8	$817	$16

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	June 30, 2020
	Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$78	$1	$30
EAME	168	—	5
Asia Pacific	32	—	12
Mining	43	—	—
Latin America	106	3	2
Caterpillar Power Finance	302	21	—
Total	$729	$25	$49

There was $1 million and $5 million of interest income recognized during the three and six months ended June 30, 2020 for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of June 30, 2020 and December 31, 2019, there were $78 million in finance receivables on non-accrual status in Cat Financial's Dealer portfolio segment, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of June 30, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and six months ended June 30, 2020.

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

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2020 and 2019 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in millions)	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	10	$9	$9	8	$5	$4
EAME	—	—	—	2	10	10
Asia Pacific(1)	104	8	8	—	—	—
Mining(2)	40	17	17	1	6	6
Latin America	1	—	—	4	2	2
Caterpillar Power Finance	6	37	37	7	47	47
Total	161	$71	$71	22	$70	$69

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	10	$9	$9	8	$5	$4
EAME	—	—	—	19	17	17
Asia Pacific	104	8	8	—	—	—
Mining	40	17	17	1	6	6
Latin America	6	2	2	4	2	2
Caterpillar Power Finance	6	37	37	15	98	97
Total	166	$73	$73	47	$128	$126

(1) In Asia/Pacific, during the three months ended June 30, 2020, 104 contracts with a pre-TDR amortized cost of $8 million and a post-TDR amortized cost of $8 million were related to four customers.
(2) In Mining, during the three months ended June 30, 2020, 40 contracts with a pre-TDR amortized cost of $17 million and a post-TDR amortized cost of $17 million were related to two customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Dollars in millions)	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
North America	1	$—	—	$—
Total	1	$—	—	$—

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
North America	1	$—	—	$—
EAME	2	10	—	—
Latin America	3	1	—	—
Total	6	$11	—	$—

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

We classify fair value measurements according to the lowest level input or value-driver that is significant to the valuation.  We may therefore classify a measurement within Level 3 even though there may be significant inputs that are readily observable.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	51	—	—	51
Corporate bonds
Corporate bonds	—	955	—	—	955
Asset-backed securities	—	143	—	—	143
Mortgage-backed debt securities
U.S. governmental agency	—	381	—	—	381
Residential	—	6	—	—	6
Commercial	—	65	—	—	65
Total debt securities	9	1,601	—	—	1,610
Equity securities
Large capitalization value	163	—	—	—	163
Smaller company growth	30	—	2	—	32
REIT	—	—	—	139	139
Total equity securities	193	—	2	139	334
Derivative financial instruments, net	—	48	—	—	48
Total assets	$202	$1,649	$2	$139	$1,992

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	54	—	—	54
Corporate bonds
Corporate bonds	—	856	—	—	856
Asset-backed securities	—	62	—	—	62
Mortgage-backed debt securities
U.S. governmental agency	—	331	—	—	331
Residential	—	6	—	—	6
Commercial	—	47	—	—	47
Total debt securities	9	1,356	—	—	1,365
Equity securities
Large capitalization value	187	—	—	—	187
Smaller company growth	29	—	4	—	33
REIT	—	—	—	126	126
Total equity securities	216	—	4	126	346
Derivative financial instruments, net	—	45	—	—	45
Total assets	$225	$1,401	$4	$126	$1,756

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $304 million and $343 million as of June 30, 2020 and December 31, 2019, respectively.

B. Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we use the following methods and assumptions to estimate the fair value of our financial instruments:

Cash and short-term investments
Carrying amount approximates fair value.

Restricted cash and short-term investments
Carrying amount approximates fair value.  We include restricted cash and short-term investments in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

Finance receivables
We estimate fair value by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Wholesale inventory receivables
We estimate fair value by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Short-term borrowings
Carrying amount approximates fair value.

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Guarantees
The fair value of guarantees is based upon our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Fair values of our financial instruments were as follows:

	Fair Value of Financial Instruments
	June 30, 2020		December 31, 2019
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$8,784	$8,784	$8,284	$8,284	1
Restricted cash and short-term investments	7	7	8	8	1
Investments in debt and equity securities	1,944	1,944	1,711	1,711	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	14,029	14,389	14,473	14,613	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,196	1,175	1,105	1,076	3
Foreign currency contracts – net	12	12	62	62	2	Note 5
Interest rate contracts – net	42	42	—	—	2	Note 5
Commodity contracts – net	—	—	3	3	2	Note 5

Liabilities
Short-term borrowings	4,314	4,314	5,166	5,166	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	11,124	13,978	9,157	11,216	2
Financial Products	23,184	23,856	23,334	23,655	2
Interest rate contracts – net	—	—	20	20	2	Note 5
Commodity contracts – net	6	6	—	—	2	Note 5
Guarantees	5	5	5	5	3	Note 11

[1]	Represents finance leases and failed sales leasebacks of $7,588 million and $7,800 million at June 30, 2020 and December 31, 2019, respectively.

19.                         Other income (expense)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2020	2019	2020	2019
Investment and interest income	$27	$54	$70	$106
Foreign exchange gains (losses) [1]	(4)	(47)	(79)	(29)
License fee income	23	31	48	56
Net periodic pension and OPEB income (cost), excluding service cost [2]	(63)	24	270	50
Gains (losses) on sale of securities and affiliated companies	37	14	(21)	53
Miscellaneous income (loss)	9	(8)	(37)	(8)
Total	$29	$68	$251	$228
1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Includes remeasurement losses of $(122) million and a remeasurement net gain of $132 million for the three and six months ended June 30, 2020, respectively, from the settlements of certain pension obligations. See Note 9 for further details.

20.                              Restructuring costs

Our accounting for employee separations is dependent upon how the particular program is designed. For voluntary programs, we recognize eligible separation costs at the time of employee acceptance unless the acceptance requires explicit approval by the company. For involuntary programs, we recognize eligible costs when management has approved the program, the affected employees have been properly notified and the costs are estimable.

Restructuring costs for the three and six months ended June 30, 2020 and 2019 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2020	2019
Employee separations [1]	$123	$10
Contract terminations [1]	2	—
Long-lived asset impairments [1]	14	29
Other [2]	8	71
Total restructuring costs	$147	$110

	Six Months Ended June 30
	2020	2019
Employee separations [1]	$134	$25
Contract terminations [1]	3	—
Long-lived asset impairments [1]	23	36
Other [2]	24	97
Total restructuring costs	$184	$158

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, project management and building demolition, all of which are primarily included in Cost of goods sold.

For the six months ended June 30, 2020, the restructuring costs were primarily related to various voluntary and involuntary employee separation programs implemented across the company and a strategic action to address a certain product line, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. For the six months ended June 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation.

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	48
Increase in liability (separation charges)	134
Reduction in liability (payments)	(95)
Liability balance at June 30, 2020	$87

Most of the liability balance at June 30, 2020 is expected to be paid in 2020 and 2021.

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

Overview
Sales and revenues for the second quarter of 2020 were $9.997 billion, a decrease of $4.435 billion, or 31 percent, compared with $14.432 billion in the second quarter of 2019. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased machine and engine inventories about $1.4 billion during the second quarter of 2020, compared with an increase of about $500 million during the second quarter of 2019. The changes in dealer inventories came primarily in Construction Industries and Resource Industries. Sales were lower across all regions and in the three primary segments. Profit per share for the second quarter of 2020 was $0.84, a decrease of $1.99, or 70 percent, compared with $2.83 for the second quarter of 2019. Profit per share in the second quarter of 2020 included pre-tax remeasurement losses of $122 million, or $0.19 per share, resulting from the settlements of pension obligations. Profit for the second quarter of 2020 was $458 million, a decrease of $1.162 billion, or 72 percent, compared with $1.620 billion for the second quarter of 2019. The decrease was mostly due to lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower selling, general and administrative (SG&A) and research and development (R&D) expenses. Lower manufacturing costs and SG&A/R&D expenses were primarily driven by reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Sales and revenues were $20.632 billion for the six months ended June 30, 2020, a decrease of $7.266 billion, or 26 percent, compared with $27.898 billion for the six months ended June 30, 2019. Profit per share for the six months ended June 30, 2020, was $2.83, a decrease of $3.25, or 53 percent, compared with $6.08 for the six months ended June 30, 2019. Profit per share for the six months ended June 30, 2020, included a pre-tax remeasurement net gain of $132 million, or $0.20 per share, resulting from the settlements of pension obligations. Profit per share for the six months ended June 30, 2019, included a discrete tax benefit related to U.S. tax reform of $178 million, or $0.31 per share. Profit for the six months ended June 30, 2020, was $1.550 billion, a decrease of $1.951 billion, or 56 percent, compared with $3.501 billion for the six months ended June 30, 2019.
Highlights for the second quarter of 2020 include:

•
Sales and revenues were $9.997 billion in the second quarter of 2020, compared with $14.432 billion in the second quarter of 2019. Sales decreased across all regions and in the three primary segments. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased machine and engine inventories about $1.4 billion during the second quarter of 2020, compared with an increase of about $500 million during the second quarter of 2019.

•	Operating profit margin was 7.8 percent in the second quarter of 2020, compared with 15.3 percent in the second quarter of 2019.

•
Profit per share was $0.84 in the second quarter of 2020, compared with $2.83 profit per share in the second quarter of 2019. Profit per share in the second quarter of 2020 included pre-tax remeasurement losses of $122 million, or $0.19 per share, resulting from the settlements of pension obligations.

•
Enterprise operating cash flow was $1.391 billion in the second quarter of 2020. Caterpillar ended the second quarter with $8.8 billion of enterprise cash and $18.5 billion of available liquidity sources, which includes $8.0 billion of additional sources to supplement the company’s liquidity position. In July, Cat Financial issued $1.5 billion of new three-year and 18-month medium-term notes to supplement its liquidity position.

Highlights for the six months ended June 30, 2020, include:

•
Sales and revenues were $20.632 billion for the six months ended June 30, 2020, compared with $27.898 billion for the six months ended June 30, 2019. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased machine and engine inventories about $1.2 billion during the six months ended June 30, 2020, compared with an increase of about $1.8 billion during the six months ended June 30, 2019.

•	Operating profit margin was 10.6 percent for the six months ended June 30, 2020, compared with 15.8 percent for the six months ended June 30, 2019.

•
Profit per share was $2.83 in the six months ended June 30, 2020, compared with $6.08 profit per share in the six months ended June 30, 2019. Profit per share for the six months ended June 30, 2020, included a pre-tax remeasurement net gain of $132 million, or $0.20 per share, resulting from the settlements of pension obligations. Profit per share for the six months ended June 30, 2019, included a discrete tax benefit related to U.S. tax reform of $178 million, or $0.31 per share.

•	Enterprise operating cash flow was $2.521 billion for the six months ended June 30, 2020.
Response to COVID-19 and Global Business Conditions:
Operational Status
Caterpillar continues to implement safeguards in its facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific regulatory requirements and guidance from health authorities.
As of mid-July 2020, globally and across Caterpillar’s three primary segments, nearly all of the company’s primary production facilities continued to operate. This continues to fluctuate as conditions warrant, including the pace of economic recovery and the potential for additional COVID-related temporary shutdowns.
The company has continued to take actions to reduce costs and prioritize its spending to provide for investment in services and expanded offerings, key elements of its strategy for profitable growth, which was introduced in 2017.
Notes:

•	Glossary of terms is included on pages 67 - 69; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 75.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2019

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2019 (at left) and the second quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the second quarter of 2020 were $9.997 billion, a decrease of $4.435 billion, or 31 percent, compared with $14.432 billion in the second quarter of 2019. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased machine and engine inventories about $1.4 billion during the second quarter of 2020, compared with an increase of about $500 million during the second quarter of 2019. The changes in dealer inventories came primarily in Construction Industries and Resource Industries.
Unfavorable price realization also contributed to the sales decline due to the geographic mix of sales and competitive market conditions in China.
Sales were lower across all regions and in the three primary segments.
North America sales declined 42 percent driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the second quarter of 2020, compared with an increase during the second quarter of 2019.
Sales decreased 42 percent in Latin America due to lower demand in most countries across the region, driven by the impact from changes in dealer inventories and lower end-user demand. Dealers increased inventories during the second quarter of 2019, compared with a decrease during the second quarter of 2020.
EAME sales decreased 17 percent due to lower sales volume in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the second quarter of 2020, compared with an increase during the second quarter of 2019.
Asia/Pacific sales decreased 17 percent due to lower demand, unfavorable price realization and unfavorable currency impacts from a weaker Australian dollar and Chinese yuan. Lower sales volume across the region was driven by the impact from changes in dealer inventories, partially offset by higher end-user demand in China. Dealers decreased inventories during the second quarter of 2020, compared with an increase during the second quarter of 2019.
Dealers decreased machine and engine inventories about $1.4 billion during the second quarter of 2020, compared with an increase of about $500 million during the second quarter of 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventories to decline by more than $2.0 billion during 2020.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2020	$ Change	% Change

Construction Industries	$6,467	$(2,075)	$(258)	$(81)	$(5)	$4,048	$(2,419)	(37%)
Resource Industries	2,819	(933)	(23)	(45)	8	1,826	(993)	(35%)
Energy & Transportation	5,486	(942)	23	(64)	(354)	4,149	(1,337)	(24%)
All Other Segment	125	(5)	—	(1)	(4)	115	(10)	(8%)
Corporate Items and Eliminations	(1,226)	43	(1)	1	355	(828)	398
Machinery, Energy & Transportation Sales	13,671	(3,912)	(259)	(190)	—	9,310	(4,361)	(32%)

Financial Products Segment	873	—	—	—	(110)	763	(110)	(13%)
Corporate Items and Eliminations	(112)	—	—	—	36	(76)	36
Financial Products Revenues	761	—	—	—	(74)	687	(74)	(10%)

Consolidated Sales and Revenues	$14,432	$(3,912)	$(259)	$(190)	$(74)	$9,997	$(4,435)	(31%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2020
Construction Industries	$1,604	(54%)	$212	(46%)	$933	(16%)	$1,283	(10%)	$4,032		(37%)	$16	(24%)	$4,048	(37%)
Resource Industries	507	(52%)	270	(40%)	379	(15%)	554	(27%)	1,710		(37%)	116	7%	1,826	(35%)
Energy & Transportation	1,816	(21%)	197	(39%)	929	(20%)	599	(19%)	3,541		(22%)	608	(37%)	4,149	(24%)
All Other Segment	7	(50%)	1	—%	5	25%	15	—%	28		(18%)	87	(4%)	115	(8%)
Corporate Items and Eliminations	2		(1)		—		(2)		(1)			(827)		(828)
Machinery, Energy & Transportation Sales	3,936	(42%)	679	(42%)	2,246	(17%)	2,449	(17%)	9,310		(32%)	—	—	9,310	(32%)

Financial Products Segment	493	(12%)	60	(21%)	96	(6%)	114	(14%)	763	[1]	(13%)	—	—	763	(13%)
Corporate Items and Eliminations	(43)		(9)		(9)		(15)		(76)			—		(76)
Financial Products Revenues	450	(8%)	51	(22%)	87	(6%)	99	(12%)	687		(10%)	—	—	687	(10%)

Consolidated Sales and Revenues	$4,386	(40%)	$730	(41%)	$2,333	(17%)	$2,548	(17%)	$9,997		(31%)	$—	—	$9,997	(31%)

Second Quarter 2019
Construction Industries	$3,513		$392		$1,108		$1,433		$6,446			$21		$6,467
Resource Industries	1,058		448		446		759		2,711			108		2,819
Energy & Transportation	2,297		325		1,160		742		4,524			962		5,486
All Other Segment	14		1		4		15		34			91		125
Corporate Items and Eliminations	(39)		(2)		(5)		2		(44)			(1,182)		(1,226)
Machinery, Energy & Transportation Sales	6,843		1,164		2,713		2,951		13,671			—		13,671

Financial Products Segment	563		76		102		132		873	[1]		—		873
Corporate Items and Eliminations	(72)		(11)		(9)		(20)		(112)			—		(112)
Financial Products Revenues	491		65		93		112		761			—		761

Consolidated Sales and Revenues	$7,334		$1,229		$2,806		$3,063		$14,432			$—		$14,432

1 Includes revenues from Machinery, Energy & Transportation of $88 million and $136 million in the second quarter of 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2019 (at left) and the second quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the second quarter of 2020 was $784 million, a decrease of $1.429 billion, or 65 percent, compared with $2.213 billion in the second quarter of 2019. The decrease was due to lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses.
Favorable manufacturing costs were mostly driven by lower period manufacturing costs. Both period manufacturing costs and SG&A/R&D expenses benefited from reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized in the second quarter of 2020, compared with about $210 million in the second quarter of 2019.
Operating profit margin was 7.8 percent in the second quarter of 2020, compared with 15.3 percent in the second quarter of 2019.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2020	Second Quarter 2019	$ Change	% Change
Construction Industries	$518	$1,247	$(729)	(58%)
Resource Industries	152	481	(329)	(68%)
Energy & Transportation	624	886	(262)	(30%)
All Other Segment	(3)	11	(14)	n/a
Corporate Items and Eliminations	(542)	(441)	(101)
Machinery, Energy & Transportation	749	2,184	(1,435)	(66%)

Financial Products Segment	148	193	(45)	(23%)
Corporate Items and Eliminations	(38)	(50)	12
Financial Products	110	143	(33)	(23%)
Consolidating Adjustments	(75)	(114)	39
Consolidated Operating Profit	$784	$2,213	$(1,429)	(65%)

Other Profit/Loss and Tax Items

▪
Interest expense excluding Financial Products in the second quarter of 2020 was $135 million, compared with $103 million in the second quarter of 2019. The increase was due to higher average debt outstanding during the second quarter of 2020, compared with the second quarter of 2019.

▪
Other income (expense) in the second quarter of 2020 was income of $29 million, compared with income of $68 million in the second quarter of 2019. The change was primarily due to the unfavorable impact of pension and other postemployment benefit (OPEB) plans, including $122 million of remeasurement losses resulting from the settlements of pension obligations, partially offset by favorable impacts from foreign currency exchange gains (losses), primarily due to the Australian dollar.

▪
The provision for income taxes for the second quarter of 2020 reflected an estimated annual tax rate of 31 percent, excluding the discrete item discussed below, compared with 26 percent for the second quarter of 2019.  The increase in the estimated annual tax rate was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

In the second quarter of 2020, we recorded a $21 million tax benefit related to the $122 million of remeasurement losses resulting from the settlements of pension obligations.  We excluded these losses and related tax benefit from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated.
Construction Industries
Construction Industries’ total sales were $4.048 billion in the second quarter of 2020, a decrease of $2.419 billion, or 37 percent, compared with $6.467 billion in the second quarter of 2019. The decrease was due to lower sales volume, driven by lower end-user demand and the impact from changes in dealer inventories. In all regions, dealers decreased inventories during the second quarter of 2020, compared with an increase during the second quarter of 2019. Unfavorable price realization also contributed to the sales decline due to the geographic mix of sales and competitive market conditions in China.

▪
In North America, sales decreased mostly due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. The lower end-user demand was driven primarily by pipeline and road construction.

▪	Sales declined in Latin America primarily due to lower end-user demand across the region, the impact from changes in dealer inventories and unfavorable currency impacts from a weaker Brazilian real.

▪	In EAME, sales decreased mostly because of lower sales volume across the region, driven by lower end-user demand and the impact from changes in dealer inventories.

▪
Sales declined in Asia/Pacific primarily due to unfavorable price realization and currency impacts from a weaker Chinese yuan. In China, sales were about flat as higher end-user demand was mostly offset by the impact of changes in dealer inventories and unfavorable price realization.

Construction Industries’ profit was $518 million in the second quarter of 2020, a decrease of $729 million, or 58 percent, compared with $1.247 billion in the second quarter of 2019. The decrease was mainly due to lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses. Favorable manufacturing costs were primarily attributed to lower period manufacturing costs. Both period manufacturing costs and SG&A/R&D expenses benefited from reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Construction Industries’ profit as a percent of total sales was 12.8 percent in the second quarter of 2020, compared with 19.3 percent in the second quarter of 2019.
Resource Industries
Resource Industries’ total sales were $1.826 billion in the second quarter of 2020, a decrease of $993 million, or 35 percent, compared with $2.819 billion in the second quarter of 2019. The decrease was due to lower sales volume, driven by changes in dealer inventories and lower end-user demand. Dealers decreased inventories during the second quarter of 2020, compared with an increase during the second quarter of 2019. Lower end-user demand was primarily driven by equipment supporting non-residential construction and quarry and aggregates. Mining equipment end-user demand was down in the quarter, though to a lesser extent. The company’s mining customers faced production disruptions impacting machine utilization and aftermarket parts demand.
Resource Industries’ profit was $152 million in the second quarter of 2020, a decrease of $329 million, or 68 percent, compared with $481 million in the second quarter of 2019. The decrease was mainly because of lower sales volume, partially offset by favorable manufacturing costs. Favorable manufacturing costs were mostly due to lower period manufacturing costs driven by lower short-term incentive compensation expense, other cost-reduction actions implemented in response to lower sales volumes and the benefits of prior restructuring programs.

Resource Industries’ profit as a percent of total sales was 8.3 percent in the second quarter of 2020, compared with 17.1 percent in the second quarter of 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2020	Second Quarter 2019	$ Change	% Change
Oil and Gas	$1,027	$1,305	$(278)	(21%)
Power Generation	895	1,021	(126)	(12%)
Industrial	678	957	(279)	(29%)
Transportation	941	1,241	(300)	(24%)
External Sales	3,541	4,524	(983)	(22%)
Inter-segment	608	962	(354)	(37%)
Total Sales	$4,149	$5,486	$(1,337)	(24%)

Energy & Transportation’s total sales were $4.149 billion in the second quarter of 2020, a decrease of $1.337 billion, or 24 percent, compared with $5.486 billion in the second quarter of 2019. Sales declined across all applications and inter-segment engine sales.

•
Oil and Gas – Sales decreased mainly due to lower demand in North America for reciprocating engines used in gas compression and decreased sales of engine aftermarket parts, partially offset by higher sales of turbines and turbine-related services.

•	Power Generation – Sales decreased primarily due to lower sales volume in small reciprocating engine applications and engine aftermarket parts.

•	Industrial – Sales decreased due to lower demand across all regions.

•	Transportation – Sales declined in rail due to lower deliveries of locomotives and related services and in marine applications, primarily in EAME and Asia/Pacific.
Energy & Transportation’s profit was $624 million in the second quarter of 2020, a decrease of $262 million, or 30 percent, compared with $886 million in the second quarter of 2019. The decrease was due to lower sales volume, partially offset by lower manufacturing costs and SG&A/R&D expenses. Manufacturing costs and SG&A/R&D expenses were both impacted by a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Energy & Transportation’s profit as a percent of total sales was 15.0 percent in the second quarter of 2020, compared with 16.2 percent in the second quarter of 2019.
Financial Products Segment
Financial Products’ segment revenues were $763 million in the second quarter of 2020, a decrease of $110 million, or 13 percent, from the second quarter of 2019. The decrease was primarily because of lower average financing rates and lower average earning assets across all regions.
Financial Products’ segment profit was $148 million in the second quarter of 2020, compared with $193 million in the second quarter of 2019. The decrease was due to lower net yield on average earning assets, lower average earning assets and higher provision for credit losses at Cat Financial. These unfavorable impacts were partially offset by a reduction in SG&A expenses primarily due to lower short-term incentive compensation and employee benefit expenses and a favorable impact from equity securities in Insurance Services.
At the end of the second quarter of 2020, past dues at Cat Financial were 3.74 percent, compared with 3.38 percent at the end of the second quarter of 2019. Past dues increased primarily due to the impact of the COVID-19 pandemic. Write-offs, net of recoveries, were $30 million for the second quarter of 2020, compared with $74 million for the second quarter of 2019. As of June 30, 2020, Cat Financial's allowance for credit losses totaled $515 million, or 1.92 percent of finance receivables, compared with $457 million, or 1.69 percent of finance receivables at March 31, 2020. The increase in allowance for credit losses was driven in part by expectations of the lingering impact from COVID-19. The allowance for credit losses at year-end 2019 was $424 million, or 1.50 percent of finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $580 million in the second quarter of 2020, an increase of $89 million from the second quarter of 2019, primarily due to an unfavorable change in fair value adjustments related to deferred compensation plans and segment reporting methodology differences.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2019

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2019 (at left) and the six months ended June 30, 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $20.632 billion for the six months ended June 30, 2020, a decrease of $7.266 billion, or 26 percent, compared with $27.898 billion for the six months ended June 30, 2019. The decline was due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased machine and engine inventories about $1.2 billion during the six months ended June 30, 2020, compared with an increase of about $1.8 billion during the six months ended June 30, 2019. The changes in dealer inventories came primarily in Construction Industries and Resource Industries.
Sales were lower across all regions and in the three primary segments.
North America sales declined 34 percent driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased inventories during the six months ended June 30, 2019, compared with a decrease during the six months ended June 30, 2020.
Sales decreased 32 percent in Latin America due to lower demand in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the six months ended June 30, 2020, compared with an increase during the six months ended June 30, 2019.
EAME sales decreased 12 percent due to lower sales volume in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Unfavorable currency impacts, primarily from a weaker euro, also contributed to the decline in sales. Dealers increased inventories more during the six months ended June 30, 2019, than during the six months ended June 30, 2020.
Asia/Pacific sales decreased 23 percent due to lower demand across the region and unfavorable currency impacts from a weaker Australian dollar and Chinese yuan. Lower demand was driven by the impact from changes in dealer inventories and lower end-user demand. Dealers decreased inventories during the six months ended June 30, 2020, compared with an increase during the six months ended June 30, 2019.
Dealers decreased machine and engine inventories about $1.2 billion during the six months ended June 30, 2020, compared with an increase of about $1.8 billion during the six months ended June 30, 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventories to decline by more than $2.0 billion during 2020.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2020	$ Change	% Change

Construction Industries	$12,340	$(3,478)	$(336)	$(140)	$(32)	$8,354	$(3,986)	(32%)
Resource Industries	5,571	(1,542)	(42)	(85)	8	3,910	(1,661)	(30%)
Energy & Transportation	10,696	(1,544)	47	(101)	(600)	8,498	(2,198)	(21%)
All Other Segment	246	(14)	—	(1)	(7)	224	(22)	(9%)
Corporate Items and Eliminations	(2,458)	65	—	—	631	(1,762)	696
Machinery, Energy & Transportation Sales	26,395	(6,513)	(331)	(327)	—	19,224	(7,171)	(27%)

Financial Products Segment	1,723	—	—	—	(146)	1,577	(146)	(8%)
Corporate Items and Eliminations	(220)	—	—	—	51	(169)	51
Financial Products Revenues	1,503	—	—	—	(95)	1,408	(95)	(6%)

Consolidated Sales and Revenues	$27,898	$(6,513)	$(331)	$(327)	$(95)	$20,632	$(7,266)	(26%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2020
Construction Industries	$3,689	(43%)	$477	(33%)	$1,822	(14%)	$2,356	(21%)	$8,344		(32%)	$10	(76%)	$8,354	(32%)
Resource Industries	1,203	(40%)	590	(32%)	774	(15%)	1,122	(28%)	3,689		(31%)	221	4%	3,910	(30%)
Energy & Transportation	3,554	(20%)	446	(32%)	1,982	(10%)	1,177	(19%)	7,159		(18%)	1,339	(31%)	8,498	(21%)
All Other Segment	12	(45%)	3	200%	16	7%	25	(24%)	56		(21%)	168	(4%)	224	(9%)
Corporate Items and Eliminations	(13)		(3)		(4)		(4)		(24)			(1,738)		(1,762)
Machinery, Energy & Transportation Sales	8,445	(34%)	1,513	(32%)	4,590	(12%)	4,676	(23%)	19,224		(27%)	—	—%	19,224	(27%)

Financial Products Segment	1,018	(9%)	130	(11%)	198	(3%)	231	(8%)	1,577	[1]	(8%)	—	—%	1,577	(8%)
Corporate Items and Eliminations	(97)		(21)		(18)		(33)		(169)			—		(169)
Financial Products Revenues	921	(6%)	109	(12%)	180	(3%)	198	(7%)	1,408		(6%)	—	—%	1,408	(6%)

Consolidated Sales and Revenues	$9,366	(32%)	$1,622	(31%)	$4,770	(12%)	$4,874	(22%)	$20,632		(26%)	$—	—%	$20,632	(26%)

Six Months Ended June 30, 2019
Construction Industries	$6,478		$711		$2,114		$2,995		$12,298			$42		$12,340
Resource Industries	2,009		871		914		1,564		5,358			213		5,571
Energy & Transportation	4,448		657		2,192		1,460		8,757			1,939		10,696
All Other Segment	22		1		15		33		71			175		246
Corporate Items and Eliminations	(80)		(1)		(8)		—		(89)			(2,369)		(2,458)
Machinery, Energy & Transportation Sales	12,877		2,239		5,227		6,052		26,395			—		26,395

Financial Products Segment	1,121		146		204		252		1,723	[1]		—		1,723
Corporate Items and Eliminations	(141)		(22)		(18)		(39)		(220)			—		(220)
Financial Products Revenues	980		124		186		213		1,503			—		1,503

Consolidated Sales and Revenues	$13,857		$2,363		$5,413		$6,265		$27,898			$—		$27,898

1 Includes revenues from Machinery, Energy & Transportation of $193 million and $267 million in the six months ended June 30, 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2019 (at left) and the six months ended June 30, 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2020, was $2.188 billion, a decrease of $2.232 billion, or 50 percent, compared with $4.420 billion for the six months ended June 30, 2019. The decrease was due to lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses.
Favorable manufacturing costs were mostly driven by lower period manufacturing costs and material costs, partially offset by higher warranty expense. Period manufacturing costs declined primarily due to a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Lower SG&A/R&D expenses reflected reduced short-term incentive compensation expense, a favorable change in fair value adjustments related to deferred compensation plans and other cost reductions related to lower sales volumes.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized during the six months ended June 30, 2020, compared with about $430 million during the six months ended June 30, 2019.
Operating profit margin was 10.6 percent for the six months ended June 30, 2020, compared with 15.8 percent for the six months ended June 30, 2019.

Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change	% Change
Construction Industries	$1,158	$2,332	$(1,174)	(50%)
Resource Industries	456	1,057	(601)	(57%)
Energy & Transportation	1,226	1,724	(498)	(29%)
All Other Segment	4	36	(32)	(89%)
Corporate Items and Eliminations	(754)	(816)	62
Machinery, Energy & Transportation	2,090	4,333	(2,243)	(52%)

Financial Products Segment	253	404	(151)	(37%)
Corporate Items and Eliminations	9	(96)	105
Financial Products	262	308	(46)	(15%)
Consolidating Adjustments	(164)	(221)	57
Consolidated Operating Profit	$2,188	$4,420	$(2,232)	(50%)

Other Profit/Loss and Tax Items

▪
Interest expense excluding Financial Products for the six months ended June 30, 2020, was $248 million, compared with $206 million for the six months ended June 30, 2019. The increase was due to higher average debt outstanding during the six months ended June 30, 2020, compared with the six months ended June 30, 2019.

▪
Other income/expense for the six months ended June 30, 2020, was income of $251 million, compared with income of $228 million for the six months ended June 30, 2019. The favorable change was primarily a result of the impact from pension and OPEB plans, including a $132 million remeasurement net gain resulting from the settlements of pension obligations. The favorable change was mostly offset by unfavorable impacts of equity securities at Insurance Services, foreign currency exchange gains (losses) and commodity hedges. The unfavorable impact of equity securities was due to unrealized gains in the six months ended June 30, 2019, compared with unrealized losses in the six months ended June 30, 2020. The company experienced higher foreign currency exchange net losses in the six months ended June 30, 2020, compared with the six months ended June 30, 2019.

▪
The provision for income taxes for the first six months of 2020 reflected an estimated annual tax rate of 31 percent, compared with 26 percent for the first six months of 2019, excluding the discrete items discussed in the following paragraph. The increase in the estimated annual tax rate was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

In the first six months of 2020, we recorded a $22 million tax charge related to the $132 million of remeasurement net gain resulting from the settlements of pension obligations. We excluded this gain and related tax from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated. In addition, we recorded a discrete tax benefit of $8 million in the first six months of 2020, compared with $26 million in the first six months of 2019, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. During the first six months of 2019, we recorded a $178 million discrete tax benefit to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings.
Construction Industries
Construction Industries’ total sales were $8.354 billion for the six months ended June 30, 2020, a decrease of $3.986 billion, or 32 percent, compared with $12.340 billion for the six months ended June 30, 2019. The decrease was due to lower sales volume, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased inventories during the six months ended June 30, 2019, compared with a decrease during the six months ended June 30, 2020. Unfavorable price realization was due to unfavorable geographic mix of sales and competitive market conditions in China.

•
In North America, sales decreased mostly due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased inventories during the six months ended June 30, 2019, compared with a decrease during the six months ended June 30, 2020.

•
Sales declined in Latin America primarily due to the impact from changes in dealer inventories, lower end-user demand across the region and unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories more during the six months ended June 30, 2020, than during the six months ended June 30, 2019.

•	In EAME, sales decreased mostly due to lower end-user demand across several countries in the region and unfavorable currency impacts from a weaker euro.

•
Sales declined in Asia/Pacific primarily due to lower sales volume and unfavorable price realization. Lower sales volume was driven by lower-end user demand and the impacts from changes in dealer inventories. Dealers decreased inventories more during the six months ended June 30, 2020, than during the six months ended June 30, 2019.

Construction Industries’ profit was $1.158 billion for the six months ended June 30, 2020, a decrease of $1.174 billion, or 50 percent, compared with $2.332 billion for the six months ended June 30, 2019. The decrease was mainly due to lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses. Favorable manufacturing costs were primarily due to lower period manufacturing costs and material costs, partially offset by higher variable labor and burden and warranty expense. Lower period manufacturing costs and SG&A/R&D expenses both reflected a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Construction Industries’ profit as a percent of total sales was 13.9 percent for the six months ended June 30, 2020, compared with 18.9 percent for the six months ended June 30, 2019.

Resource Industries
Resource Industries’ total sales were $3.910 billion for the six months ended June 30, 2020, a decrease of $1.661 billion, or 30 percent, compared with $5.571 billion for the six months ended June 30, 2019. The decrease was due to lower sales volume, driven by changes in dealer inventories and lower end-user demand. Dealers increased inventories during the six months ended June 30, 2019, compared with a decrease during the six months ended June 30, 2020. Lower end-user demand was primarily driven by equipment supporting non-residential construction and quarry and aggregates. Mining equipment end-user demand was down in the first half of the year, though to a lesser extent. Mining equipment sales were down due to weakness in certain commodities in the first quarter. In the second quarter, the company’s mining customers faced production disruptions impacting machine utilization and aftermarket parts demand.
Resource Industries’ profit was $456 million for the six months ended June 30, 2020, a decrease of $601 million, or 57 percent, compared with $1.057 billion for the six months ended June 30, 2019. The decrease was mainly due to lower sales volume, partially offset by favorable manufacturing costs. Favorable manufacturing costs were mostly due to lower period manufacturing costs, partially offset by the unfavorable impact of cost absorption. Lower period manufacturing costs were driven by lower short-term incentive compensation expense, other cost-reduction actions implemented in response to lower sales volumes and the benefits of prior restructuring programs. Cost absorption was unfavorable as inventory increased during the six months ended June 30, 2019, compared with inventory levels that were about flat during the six months ended June 30, 2020.
Resource Industries’ profit as a percent of total sales was 11.7 percent for the six months ended June 30, 2020, compared with 19.0 percent for the six months ended June 30, 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change	% Change
Oil and Gas	$1,888	$2,436	$(548)	(22%)
Power Generation	1,749	2,057	(308)	(15%)
Industrial	1,479	1,861	(382)	(21%)
Transportation	2,043	2,403	(360)	(15%)
External Sales	7,159	8,757	(1,598)	(18%)
Inter-Segment	1,339	1,939	(600)	(31%)
Total Sales	$8,498	$10,696	$(2,198)	(21%)

Energy & Transportation’s total sales were $8.498 billion for the six months ended June 30, 2020, a decrease of $2.198 billion, or 21 percent, compared with $10.696 billion for the six months ended June 30, 2019. Sales declined across all applications and inter-segment engine sales.

•
Oil and Gas – Sales decreased mainly due to lower demand in North America for reciprocating engines used in gas compression and decreased sales of engine aftermarket parts, partially offset by higher sales of turbines and turbine-related services.

•	Power Generation – Sales decreased primarily due to lower sales in Asia/Pacific and North America for both engines and turbine-related projects.

•	Industrial – Sales decreased due to lower demand across all regions.

•	Transportation – Sales declined in rail due to lower deliveries of locomotives and related services and in marine applications primarily in EAME and Asia/Pacific.
Energy & Transportation’s profit was $1.226 billion for the six months ended June 30, 2020, a decrease of $498 million, or 29 percent, compared with $1.724 billion for the six months ended June 30, 2019. The decrease was due to lower sales volume, partially offset by lower SG&A/R&D expenses and manufacturing costs. SG&A/R&D expenses and manufacturing costs were both impacted by a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Energy & Transportation’s profit as a percent of total sales was 14.4 percent for the six months ended June 30, 2020, compared with 16.1 percent for the six months ended June 30, 2019.

Financial Products Segment
Financial Products’ segment revenues were $1.577 billion for the six months ended June 30, 2020, a decrease of $146 million, or 8 percent, from the six months ended June 30, 2019. The decrease was primarily due to lower average earning assets and lower average financing rates across all regions.
Financial Products’ segment profit was $253 million for the six months ended June 30, 2020, compared with $404 million for the six months ended June 30, 2019. About half of the decrease was due to an unfavorable impact from equity securities in Insurance Services. Additionally, Cat Financial experienced lower average earning assets, higher provision for credit losses and lower net yield on average earning assets. These unfavorable impacts were partially offset by a reduction in SG&A expenses primarily due to lower short-term incentive compensation and employee benefit expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $745 million in the six months ended June 30, 2020, a decrease of $167 million from the six months ended June 30, 2019, primarily due to a favorable change in fair value adjustments related to deferred compensation plans and favorable timing differences.

RESTRUCTURING COSTS

Restructuring costs for the three and six months ended June 30, 2020 and 2019 were as follows:

(Millions of dollars)	Three Months Ended June 30
	2020	2019
Employee separations [1]	$123	$10
Contract terminations [1]	2	—
Long-lived asset impairments [1]	14	29
Other [2]	8	71
Total restructuring costs	$147	$110

	Six Months Ended June 30
	2020	2019
Employee separations [1]	$134	$25
Contract terminations [1]	3	—
Long-lived asset impairments [1]	23	36
Other [2]	24	97
Total restructuring costs	$184	$158

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, project management and building demolition, all of which are primarily included in Cost of goods sold.

For the six months ended June 30, 2020, the restructuring costs were primarily related to various voluntary and involuntary employee separation programs implemented across the company and a strategic action to address a certain product line, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. For the six months ended June 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation.

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	48
Increase in liability (separation charges)	134
Reduction in liability (payments)	(95)
Liability balance at June 30, 2020	$87

Most of the liability balance at June 30, 2020 is expected to be paid in 2020 and 2021.
We expect to incur about $300 - $400 million of restructuring costs in 2020, about three quarters for strategic actions to address a small number of products and the remainder for restructuring actions across the company. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $200 million in 2020 compared with 2019.

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

8.
Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries, and reciprocating engines supplied to the industrial industry as well as Cat machinery. Responsibilities also include the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America.

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

19.
Services – Enterprise services include, but are not limited to, aftermarket parts, Financial Products revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude most Financial Products revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. Despite lower volume in most of the industries we serve, we had positive operating cash flow in the first half of 2020 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first six months of 2020 with $8.78 billion of cash, an increase of $500 million from year-end 2019. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first six months of 2020 was $2.52 billion, down $1.19 billion compared to the same period last year. The decrease was primarily due to lower profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postemployment benefits. Partially offsetting lower profit were lower payments for short-term incentive compensation, reduced working capital requirements and lower taxes paid during the first six months of 2020 compared to the same period last year. Within working capital, we experienced favorable changes in receivables and inventory, partially offset by unfavorable changes in accounts payable and accrued expenses.
Total debt as of June 30, 2020 was $38.62 billion, an increase of $965 million from year-end 2019. Debt related to Financial Products decreased $1.01 billion, primarily due to lower portfolio funding requirements. Debt related to ME&T increased $1.98 billion in the first six months of 2020. The increase was due to the issuance of new debt to maintain our strong financial position and increase liquidity. In April 2020, we issued $800 million of ten-year bonds at 2.6 percent and $1.2 billion of 30-year bonds at 3.25 percent.
As of June 30, 2020, we had four global credit facilities with a syndicate of banks totaling $14.38 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2020 was $6.63 billion. Information on our Credit Facility is as follows:

•	The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in September 2020.

•	The three-year facility, as amended and restated in September of 2019, of $2.73 billion (of which $715 million is available to ME&T) expires in September 2022.

•	The five-year facility, as amended and restated in September of 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.

•	The 254-day facility of $3.88 billion (all of which is available to ME&T) expires in December 2020.
At June 30, 2020, Caterpillar’s consolidated net worth was $13.79 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2020, Cat Financial’s covenant interest coverage ratio was 1.75 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2020, Cat Financial’s six-month covenant leverage ratio was 7.00 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2020, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2020 were:

	June 30, 2020
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$14,375	$6,626	$7,749
Other external	3,031	175	2,856
Total credit lines available	17,406	6,801	10,605
Less: Commercial paper outstanding	(3,467)	—	(3,467)
Less: Utilized credit	(939)	(13)	(926)
Available credit	$13,000	$6,788	$6,212

The other external consolidated credit lines with banks as of June 30, 2020 totaled $3.03 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
Since the outbreak of the COVID-19 global pandemic, Caterpillar has taken actions to maintain our strong financial position and increase liquidity. In the first half of 2020, we raised $2.0 billion of incremental cash by issuing $800 million of ten-year bonds at 2.6 percent and $1.2 billion of 30-year bonds at 3.25 percent. In addition, we entered into an incremental $3.9 billion short-term credit facility that expires on December 31, 2020 and also registered for $4.1 billion in commercial paper support programs now available in the United States and Canada. We have not made any drawings under any of the above mentioned credit facilities nor do we have any outstanding borrowings under either commercial paper support program as of the date of this filing. In July 2020, Cat Financial further supplemented its liquidity position by issuing $1.0 billion of 3-year 0.65 percent medium term notes and $500 million of 18-month floating rate medium term notes.
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

Machinery, Energy & Transportation
Net cash provided by operating activities was $975 million in the first six months of 2020, compared with $2.82 billion for the same period in 2019. The decrease was primarily due to lower profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postemployment benefits. In addition, we experienced unfavorable changes in working capital, which included unfavorable changes in accounts payable and accrued expenses, partially offset by favorable changes in receivables and inventory. Partially offsetting these unfavorable changes were lower payments for short-term incentive compensation and lower taxes paid during the first six months of 2020 compared to the same period last year.
Net cash provided by investing activities in the first six months of 2020 was $91 million, compared with net cash used of $193 million in the first six months of 2019. The change was primarily due to decreased ME&T lending with Financial Products.
Net cash used for financing activities during the first six months of 2020 was $281 million, compared with net cash used of $3.06 billion in the same period of 2019. The change was primarily due to proceeds from the issuance of debt of $1.99 billion in the first six months of 2020 and a decrease in share repurchases of $975 million compared to the same period last year.
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
Operational excellence and commitments – Capital expenditures were $464 million during the first six months of 2020, compared to $492 million for the same period in 2019. We expect ME&T’s capital expenditures in 2020 to be about $1.0 billion. We made $170 million of contributions to our pension and other postretirement benefit plans during the first six months of 2020. We currently anticipate full-year 2020 contributions of approximately $280 million. In comparison, we made $198 million of contributions to our pension and other postretirement benefit plans during the first six months of 2019.
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
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first six months of 2020, we repurchased $1.13 billion of Caterpillar common stock, with $4.82 billion remaining under the 2018 Authorization as of June 30, 2020. Our basic shares outstanding as of June 30, 2020 were approximately 542 million. Due to current economic uncertainty, we have temporarily suspended our share repurchase program and do not expect to repurchase any additional shares in the second half of 2020. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2020, the Board of Directors approved maintaining our quarterly dividend representing $1.03 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.13 billion in the first six months of 2020.

Financial Products
Financial Products operating cash flow was $653 million in the first half of 2020, compared with $1.04 billion for the same period a year ago. The decrease was primarily due to an overpayment received on a foreign currency exchange settlement in 2019. The overpayment received on the last day of June 2019 was returned the first week of July 2019. The cash was reflected as accounts payable as of June 30, 2019. Net cash provided by investing activities was $581 million for the first half of 2020, compared with net cash used of $818 million for the same period in 2019. The change was primarily due to the impact of net intercompany purchased receivables and other portfolio activity. Net cash used for financing activities was $1.45 billion for the first half of 2020, compared with net cash used of $206 million for the same period in 2019. The change was primarily due to lower portfolio funding requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - “New accounting guidance.”

CRITICAL ACCOUNTING POLICIES

For a discussion of the company’s critical accounting policies, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. We have revised the following critical accounting policy since our 2019 Annual Report on Form 10-K:

Allowance for credit losses - The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and Company-specific macro-economic factors, are considered in the evaluation of the adequacy of our allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, we accrue the investigation, remediation, and operating and maintenance costs against our earnings. We accrue costs based on consideration of currently available data and information with respect to each individual site, including available technologies, current applicable laws and regulations, and prior remediation experience. Where no amount within a range of estimates is more likely, we accrue the minimum. Where multiple potentially responsible parties are involved, we consider our proportionate share of the probable costs. In formulating the estimate of probable costs, we do not consider amounts expected to be recovered from insurance companies or others. We reassess these accrued amounts on a quarterly basis. The amount recorded for environmental remediation is not material and is included in Accrued expenses. We believe there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all the sites in the aggregate, will be required.

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

Order Backlog

At the end of the second quarter of 2020, the dollar amount of backlog believed to be firm was approximately $12.9 billion, about $1.2 billion lower than the first quarter of 2020. The order backlog decreased across the three primary segments, with the largest declines in Construction Industries and Energy & Transportation. Compared with the second quarter of 2019, the order backlog decreased about $2.0 billion with decreases across the three primary segments. Of the total backlog at June 30, 2020, approximately $3.8 billion was not expected to be filled in the following twelve months.

NON-GAAP FINANCIAL MEASURES

We provide the following definitions for the non-GAAP financial measures used in this report. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies. Management does not intend for these items to be considered in isolation or as a substitute for the related GAAP measures.

We believe it is important to separately quantify the profit impact of two significant items in order for our results to be meaningful to our readers. These items consist of (i) remeasurement (gain) loss resulting from the settlements of pension obligations in 2020 and (ii) a discrete tax benefit related to U.S. tax reform in the first quarter of 2019. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Profit per share - diluted	$0.84	$2.83	$2.83	$6.08
Per share remeasurement (gain) loss of pension obligations [1]	$0.19	$—	$(0.20)	$—
Per share U.S. tax reform impact	$—	$—	$—	$(0.31)
Adjusted profit per share	$1.03	$2.83	$2.63	$5.77
1 At statutory tax rates.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30
	2020	2019
ME&T net cash provided by operating activities [1]	$975	$2,820
ME&T capital expenditures	$(464)	$(492)
ME&T free cash flow	$511	$2,328
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 83-84.

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Insurance Services.

Consolidating Adjustments – Eliminations of transactions between Machinery, Energy & Transportation and Financial Products.

Pages 77 to 91 reconcile Machinery, Energy & Transportation with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,310	$9,310	$—	$—
Revenues of Financial Products	687	—	780	(93)	[2]
Total sales and revenues	9,997	9,310	780	(93)

Operating costs:
Cost of goods sold	7,113	7,114	—	(1)	[3]
Selling, general and administrative expenses	1,179	984	201	(6)	[3]
Research and development expenses	341	341	—	—
Interest expense of Financial Products	149	—	149	—
Other operating (income) expenses	431	122	320	(11)	[3]
Total operating costs	9,213	8,561	670	(18)

Operating profit	784	749	110	(75)

Interest expense excluding Financial Products	135	135	—	—
Other income (expense)	29	(77)	31	75	[4]

Consolidated profit before taxes	678	537	141	—

Provision (benefit) for income taxes	227	190	37	—
Profit of consolidated companies	451	347	104	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—
Equity in profit of Financial Products’ subsidiaries	—	99	—	(99)	[5]

Profit of consolidated and affiliated companies	459	454	104	(99)

Less: Profit (loss) attributable to noncontrolling interests	1	(4)	5	—

Profit [6]	$458	$458	$99	$(99)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]
Elimination of discount recorded by Machinery, Energy & Transportation on receivables sold to Financial Products and of interest earned between Machinery, Energy & Transportation and Financial Products.

[5]	Elimination of Financial Products’ profit due to equity method of accounting.

[6]	Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$19,224	$19,224	$—	$—
Revenues of Financial Products	1,408	—	1,610	(202)	[2]
Total sales and revenues	20,632	19,224	1,610	(202)

Operating costs:
Cost of goods sold	14,379	14,381	—	(2)	[3]
Selling, general and administrative expenses	2,300	1,924	383	(7)	[3]
Research and development expenses	697	697	—	—
Interest expense of Financial Products	324	—	325	(1)	[4]
Other operating (income) expenses	744	132	640	(28)	[3]
Total operating costs	18,444	17,134	1,348	(38)

Operating profit	2,188	2,090	262	(164)

Interest expense excluding Financial Products	248	247	—	1	[4]
Other income (expense)	251	102	(16)	165	[5]

Consolidated profit before taxes	2,191	1,945	246	—

Provision (benefit) for income taxes	652	587	65	—
Profit of consolidated companies	1,539	1,358	181	—

Equity in profit (loss) of unconsolidated affiliated companies	13	13	—	—
Equity in profit of Financial Products’ subsidiaries	—	172	—	(172)	[6]

Profit of consolidated and affiliated companies	1,552	1,543	181	(172)

Less: Profit (loss) attributable to noncontrolling interests	2	(7)	9	—

Profit [7]	$1,550	$1,550	$172	$(172)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery, Energy & Transportation.

[3]	Elimination of net expenses recorded by Machinery, Energy & Transportation paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery, Energy & Transportation.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$8,784	$8,030	$754	$—
Receivables – trade and other	7,134	2,599	506	4,029	[2,3]
Receivables – finance	8,781	—	13,064	(4,283)	[3]
Prepaid expenses and other current assets	1,792	1,185	618	(11)	[4]
Inventories	11,371	11,371	—	—
Total current assets	37,862	23,185	14,942	(265)

Property, plant and equipment – net	12,357	8,250	4,107	—
Long-term receivables – trade and other	1,167	274	194	699	[2,3]
Long-term receivables – finance	12,560	—	13,277	(717)	[3]
Investments in Financial Products subsidiaries	—	4,257	—	(4,257)	[5]
Noncurrent deferred and refundable income taxes	1,459	1,990	106	(637)	[6]
Intangible assets	1,420	1,420	—	—
Goodwill	6,192	6,192	—	—
Other assets	3,549	1,880	1,766	(97)	[7]
Total assets	$76,566	$47,448	$34,392	$(5,274)

Liabilities
Current liabilities:
Short-term borrowings	$4,314	$13	$4,301	$—
Short-term borrowings with consolidated companies	—	—	99	(99)	[8]
Accounts payable	5,083	5,046	196	(159)	[9]
Accrued expenses	3,547	3,239	308	—
Accrued wages, salaries and employee benefits	958	943	15	—
Customer advances	1,227	1,227	—	—
Dividends payable	558	558	—	—
Other current liabilities	2,143	1,521	654	(32)	[6,10]
Long-term debt due within one year	7,401	1,395	6,006	—
Total current liabilities	25,231	13,942	11,579	(290)

Long-term debt due after one year	26,907	9,743	17,178	(14)	[8]
Liability for postemployment benefits	6,285	6,284	1	—
Other liabilities	4,366	3,702	1,377	(713)	[6]
Total liabilities	62,789	33,671	30,135	(1,017)
Commitments and contingencies
Shareholders’ equity
Common stock	6,120	6,120	919	(919)	[5]
Treasury stock	(25,412)	(25,412)	—	—
Profit employed in the business	34,841	34,841	4,136	(4,136)	[5]
Accumulated other comprehensive income (loss)	(1,815)	(1,815)	(977)	977	[5]
Noncontrolling interests	43	43	179	(179)	[5]
Total shareholders’ equity	13,777	13,777	4,257	(4,257)
Total liabilities and shareholders’ equity	$76,566	$47,448	$34,392	$(5,274)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery, Energy & Transportation and Financial Products.

[3]	Reclassification of Machinery, Energy & Transportation’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery, Energy & Transportation’s insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery, Energy & Transportation on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.

[7]	Elimination of other intercompany assets between Machinery, Energy & Transportation and Financial Products.

[8]	Elimination of debt between Machinery, Energy & Transportation and Financial Products.

[9]	Elimination of payables between Machinery, Energy & Transportation and Financial Products.

[10]	Elimination of prepaid insurance in Financial Products’ other liabilities.

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,552	$1,543	$181	$(172)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,222	805	417	—
Undistributed profit of Financial Products	—	(152)	—	152	[3]
Net gain on remeasurement of pension obligations	(132)	(132)	—	—
Provision (benefit) for deferred income taxes	(32)	40	(72)	—
Other	674	347	145	182	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,176	539	(77)	714	[4,5]
Inventories	(145)	(137)	—	(8)	[4]
Accounts payable	(655)	(664)	(5)	14	[4]
Accrued expenses	(253)	(237)	(16)	—
Accrued wages, salaries and employee benefits	(648)	(614)	(34)	—
Customer advances	(2)	(2)	—	—
Other assets – net	(7)	30	30	(67)	[4]
Other liabilities – net	(229)	(391)	84	78	[4]
Net cash provided by (used for) operating activities	2,521	975	653	893

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(472)	(465)	(7)	—
Expenditures for equipment leased to others	(526)	1	(540)	13	[4]
Proceeds from disposals of leased assets and property, plant and equipment	382	104	283	(5)	[4]
Additions to finance receivables	(6,712)	—	(7,352)	640	[5]
Collections of finance receivables	6,801	—	7,442	(641)	[5]
Net intercompany purchased receivables	—	—	920	(920)	[5]
Proceeds from sale of finance receivables	31	—	31	—
Net intercompany borrowings	—	500	2	(502)	[6]
Investments and acquisitions (net of cash acquired)	(49)	(49)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	13	13	—	—
Proceeds from sale of securities	151	12	139	—
Investments in securities	(369)	(10)	(359)	—
Other – net	7	(15)	22	—
Net cash provided by (used for) investing activities	(743)	91	581	(1,415)

Cash flow from financing activities:
Dividends paid	(1,125)	(1,125)	(20)	20	[7]
Common stock issued, including treasury shares reissued	(10)	(10)	—	—
Common shares repurchased	(1,130)	(1,130)	—	—
Net intercompany borrowings	—	(2)	(500)	502	[6]
Proceeds from debt issued (original maturities greater than three months)	6,159	1,991	4,168	—
Payments on debt (original maturities greater than three months)	(4,629)	(12)	(4,617)	—
Short-term borrowings – net (original maturities three months or less)	(477)	8	(485)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(1,213)	(281)	(1,454)	522
Effect of exchange rate changes on cash	(66)	(54)	(12)	—
Increase (decrease) in cash and short-term investments and restricted cash	499	731	(232)	—
Cash and short-term investments and restricted cash at beginning of period	8,292	7,302	990	—
Cash and short-term investments and restricted cash at end of period	$8,791	$8,033	$758	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery, Energy & Transportation.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,503	$3,492	$253	$(242)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,288	855	433	—
Undistributed profit of Financial Products	—	(242)	—	242	[3]
Provision (benefit) for deferred income taxes	(34)	(16)	(18)	—
Other	440	264	(51)	227	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(166)	161	(5)	(322)	[4,5]
Inventories	(487)	(489)	—	2	[4]
Accounts payable	134	(94)	279	(51)	[4]
Accrued expenses	151	158	(5)	(2)	[4]
Accrued wages, salaries and employee benefits	(979)	(978)	(1)	—
Customer advances	14	18	—	(4)	[4]
Other assets – net	(120)	(165)	61	(16)	[4]
Other liabilities – net	(35)	(144)	89	20	[4]
Net cash provided by (used for) operating activities	3,709	2,820	1,035	(146)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(479)	(468)	(11)	—
Expenditures for equipment leased to others	(746)	(24)	(725)	3	[4]
Proceeds from disposals of leased assets and property, plant and equipment	422	97	367	(42)	[4]
Additions to finance receivables	(6,181)	—	(7,027)	846	[5]
Collections of finance receivables	5,902	—	6,548	(646)	[5]
Net intercompany purchased receivables	—	—	15	(15)	[5]
Proceeds from sale of finance receivables	119	—	119	—
Net intercompany borrowings	—	213	1	(214)	[6]
Investments and acquisitions (net of cash acquired)	(3)	(3)	—	—
Proceeds from sale of securities	170	13	157	—
Investments in securities	(243)	(12)	(231)	—
Other – net	(40)	(9)	(31)	—
Net cash provided by (used for) investing activities	(1,079)	(193)	(818)	(68)

Cash flow from financing activities:
Dividends paid	(986)	(986)	—	—
Common stock issued, including treasury shares reissued	39	39	—	—
Common shares repurchased	(2,105)	(2,105)	—	—
Net intercompany borrowings	—	(1)	(213)	214	[6]
Proceeds from debt issued (original maturities greater than three months)	5,340	—	5,340	—
Payments on debt (original maturities greater than three months)	(4,901)	(4)	(4,897)	—
Short-term borrowings – net (original maturities three months or less)	(436)	—	(436)	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	(3,051)	(3,059)	(206)	214
Effect of exchange rate changes on cash	(10)	(8)	(2)	—
Increase (decrease) in cash and short-term investments and restricted cash	(431)	(440)	9	—
Cash and short-term investments and restricted cash at beginning of period	7,890	6,994	896	—
Cash and short-term investments and restricted cash at end of period	$7,459	$6,554	$905	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery, Energy & Transportation and Financial Products.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Three Months Ended June 30, 2020
Profit from reportable segments:
Construction Industries	$518	$518	$—
Resource Industries	152	152	—
Energy & Transportation	624	624	—
Financial Products Segment	148	—	148
Total profit from reportable segments	1,442	1,294	148
Profit from all other operating segment	(3)	(3)	—
Cost centers	(23)	(23)	—
Corporate costs	(120)	(120)	—
Timing	(24)	(24)	—
Restructuring costs	(96)	(95)	(1)
Methodology differences:
Inventory/cost of sales	(38)	(38)	—
Postretirement benefit expense	(118)	(118)	—
Stock-based compensation expense	(67)	(65)	(2)
Financing costs	(119)	(119)	—
Currency	(60)	(60)	—
Other income/expense methodology differences	(80)	(80)	—
Other methodology differences	(16)	(12)	(4)
Total consolidated profit before taxes	$678	$537	$141

Three Months Ended June 30, 2019
Profit from reportable segments:
Construction Industries	$1,247	$1,247	$—
Resource Industries	481	481	—
Energy & Transportation	886	886	—
Financial Products Segment	193	—	193
Total profit from reportable segments	2,807	2,614	193
Profit from all other operating segment	11	11	—
Cost centers	17	17	—
Corporate costs	(149)	(148)	(1)
Timing	(58)	(58)	—
Restructuring costs	(103)	(72)	(31)
Methodology differences:
Inventory/cost of sales	(8)	(8)	—
Postretirement benefit expense	2	2	—
Stock-based compensation expense	(68)	(66)	(2)
Financing costs	(51)	(51)	—
Currency	(92)	(92)	—
Other income/expense methodology differences	(121)	(121)	—
Other methodology differences	(9)	(12)	3
Total consolidated profit before taxes	$2,178	$2,016	$162

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Six Months Ended June 30, 2020
Profit from reportable segments:
Construction Industries	$1,158	$1,158	$—
Resource Industries	456	456	—
Energy & Transportation	1,226	1,226	—
Financial Products Segment	253	—	253
Total profit from reportable segments	3,093	2,840	253
Profit from all other operating segment	4	4	—
Cost centers	9	9	—
Corporate costs	(287)	(281)	(6)
Timing	(51)	(51)	—
Restructuring costs	(124)	(123)	(1)
Methodology differences:
Inventory/cost of sales	(18)	(18)	—
Postretirement benefit expense	285	285	—
Stock-based compensation expense	(114)	(110)	(4)
Financing costs	(199)	(199)	—
Currency	(208)	(208)	—
Other income/expense methodology differences	(172)	(172)	—
Other methodology differences	(27)	(31)	4
Total consolidated profit before taxes	$2,191	$1,945	$246

Six Months Ended June 30, 2019
Profit from reportable segments:
Construction Industries	$2,332	$2,332	$—
Resource Industries	1,057	1,057	—
Energy & Transportation	1,724	1,724	—
Financial Products Segment	404	—	404
Total profit from reportable segments	5,517	5,113	404
Profit from all other operating segment	36	36	—
Cost centers	41	41	—
Corporate costs	(325)	(319)	(6)
Timing	(124)	(124)	—
Restructuring costs	(142)	(111)	(31)
Methodology differences:
Inventory/cost of sales	(1)	(1)	—
Postretirement benefit expense	(15)	(15)	—
Stock-based compensation expense	(113)	(109)	(4)
Financing costs	(115)	(115)	—
Currency	(48)	(48)	—
Other income/expense methodology differences	(250)	(250)	—
Other methodology differences	(19)	(24)	5
Total consolidated profit before taxes	$4,442	$4,074	$368

Reconciliation of Assets:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
June 30, 2020
Assets from reportable segments:
Construction Industries	$4,581	$4,581	$—	$—
Resource Industries	6,281	6,281	—	—
Energy & Transportation	8,943	8,943	—	—
Financial Products Segment	34,270	—	34,270	—
Total assets from reportable segments	54,075	19,805	34,270	—
Assets from All Other operating segment	1,620	1,620	—	—
Items not included in segment assets:
Cash and short-term investments	8,030	8,030	—	—
Intercompany receivables	—	203	—	(203)
Investment in Financial Products	—	4,257	—	(4,257)
Deferred income taxes	1,353	1,990	—	(637)
Goodwill and intangible assets	4,597	4,597	—	—
Property, plant and equipment – net and other assets	2,460	2,460	—	—
Inventory methodology differences	(2,625)	(2,625)	—	—
Liabilities included in segment assets	7,701	7,701	—	—
Other	(645)	(590)	122	(177)
Total assets	$76,566	$47,448	$34,392	$(5,274)

December 31, 2019
Assets from reportable segments:
Construction Industries	$4,601	$4,601	$—	$—
Resource Industries	6,505	6,505	—	—
Energy & Transportation	8,548	8,548	—	—
Financial Products Segment	35,813	—	35,813	—
Total assets from reportable segments	55,467	19,654	35,813	—
Assets from All Other operating segment	1,728	1,728	—	—
Items not included in segment assets:
Cash and short-term investments	7,299	7,299	—	—
Intercompany receivables	—	758	—	(758)
Investment in Financial Products	—	4,260	—	(4,260)
Deferred income taxes	1,294	2,002	—	(708)
Goodwill and intangible assets	4,435	4,435	—	—
Property, plant and equipment – net and other assets	2,529	2,529	—	—
Inventory methodology differences	(2,426)	(2,426)	—	—
Liabilities included in segment assets	8,541	8,541	—	—
Other	(414)	(343)	134	(205)
Total assets	$78,453	$48,437	$35,947	$(5,931)

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Three Months Ended June 30, 2020
Depreciation and amortization from reportable segments:
Construction Industries	$61	$61	$—
Resource Industries	104	104	—
Energy & Transportation	149	149	—
Financial Products Segment	198	—	198
Total depreciation and amortization from reportable segments	512	314	198
Items not included in segment depreciation and amortization:
All Other operating segment	63	63	—
Cost centers	32	32	—
Other	1	(6)	7
Total depreciation and amortization	$608	$403	$205

Three Months Ended June 30, 2019
Depreciation and amortization from reportable segments:
Construction Industries	$74	$74	$—
Resource Industries	112	112	—
Energy & Transportation	155	155	—
Financial Products Segment	207	—	207
Total depreciation and amortization from reportable segments	548	341	207
Items not included in segment depreciation and amortization:
All Other operating segment	53	53	—
Cost centers	33	33	—
Other	13	4	9
Total depreciation and amortization	$647	$431	$216

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Six Months Ended June 30, 2020
Depreciation and amortization from reportable segments:
Construction Industries	$122	$122	$—
Resource Industries	207	207	—
Energy & Transportation	295	295	—
Financial Products Segment	403	—	403
Total depreciation and amortization from reportable segments	1,027	624	403
Items not included in segment depreciation and amortization:		0	0
All Other operating segment	125	125	—
Cost centers	65	65	—
Other	5	(9)	14
Total depreciation and amortization	$1,222	$805	$417

Six Months Ended June 30, 2019		0	0
Depreciation and amortization from reportable segments:
Construction Industries	$147	$147	$—
Resource Industries	224	224	—
Energy & Transportation	307	307	—
Financial Products Segment	413	—	413
Total depreciation and amortization from reportable segments	1,091	678	413
Items not included in segment depreciation and amortization:
All Other operating segment	105	105	—
Cost centers	65	65	—
Other	27	7	20
Total depreciation and amortization	$1,288	$855	$433

Reconciliation of Capital expenditures:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Three Months Ended June 30, 2020
Capital expenditures from reportable segments:
Construction Industries	$28	$28	$—	$—
Resource Industries	36	36	—	—
Energy & Transportation	144	144	—	—
Financial Products Segment	256	—	256	—
Total capital expenditures from reportable segments	464	208	256	—
Items not included in segment capital expenditures:
All Other operating segment	23	23	—	—
Cost centers	6	6	—	—
Timing	(14)	(14)	—	—
Other	(29)	(61)	41	(9)
Total capital expenditures	$450	$162	$297	$(9)

Three Months Ended June 30, 2019
Capital expenditures from reportable segments:
Construction Industries	$41	$41	$—	$—
Resource Industries	37	37	—	—
Energy & Transportation	118	118	—	—
Financial Products Segment	459	—	459	—
Total capital expenditures from reportable segments	655	196	459	—
Items not included in segment capital expenditures:
All Other operating segment	22	22	—	—
Cost centers	29	29	—	—
Timing	(5)	(5)	—	—
Other	(23)	(47)	26	(2)
Total capital expenditures	$678	$195	$485	$(2)

Reconciliation of Capital expenditures:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Six Months Ended June 30, 2020
Capital expenditures from reportable segments:
Construction Industries	$48	$48	$—	$—
Resource Industries	53	53	—	—
Energy & Transportation	231	231	—	—
Financial Products Segment	503	—	503	—
Total capital expenditures from reportable segments	835	332	503	—
Items not included in segment capital expenditures:
All Other operating segment	38	38	—	—
Cost centers	15	15	—	—
Timing	146	146	—	—
Other	(36)	(67)	44	(13)
Total capital expenditures	$998	$464	$547	$(13)

Six Months Ended June 30, 2019
Capital expenditures from reportable segments:
Construction Industries	$69	$69	$—	$—
Resource Industries	60	60	—	—
Energy & Transportation	216	216	—	—
Financial Products Segment	705	—	705	—
Total capital expenditures from reportable segments	1,050	345	705	—
Items not included in segment capital expenditures:
All Other operating segment	35	35	—	—
Cost centers	49	49	—	—
Timing	129	129	—	—
Other	(38)	(66)	31	(3)
Total capital expenditures	$1,225	$492	$736	$(3)

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

Changes in internal control over financial reporting

During the second quarter of 2020, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) and the information disclosed in the Current Report on Form 8-K filed with the SEC on March 26, 2020 (the COVID-19 8-K) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the First Quarter Form 10-Q) based on information currently known to us and recent developments since the date of the 2019 Form 10-K, the COVID-19 8-K and the First Quarter Form 10-Q. The matters discussed below should be read in conjunction with the risk factors set forth in in the 2019 Form 10-K and the First Quarter Form 10-Q and the information disclosed in the COVID-19 8-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in the 2019 Form 10-K, First Quarter Form 10-Q and the COVID-19 8-K filing. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
April 1-30, 2020	767,822	$113.52	767,822	$4.767
May 1-31, 2020	—	$—	—	$4.767
June 1-30, 2020	—	$—	—	$4.767
Total	767,822	$113.52	767,822

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of June 30, 2020, approximately $4.8 billion remained available under the 2018 Authorization.

2 In April of 2020, we repurchased 0.8 million shares for an aggregate of $87 million in open market transactions at an average price per share of $113.52.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2020, we had 27 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate.  During the second quarter of 2020, approximately 112,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

4.1	Form of 2.600% Senior Note due 2030 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2020)

4.2	Form of 3.250% Senior Note due 2050 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 9, 2020)

10.1
Credit Agreement, Short-Term Facility, dated as of April 21, 2020, by and among Caterpillar Inc., and Caterpillar Financial Services Corporation, the financial institutions named therein, Citibank, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Société Générale (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020)

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

CATERPILLAR INC.

August 5, 2020	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

August 5, 2020	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 5, 2020	/s/ Suzette M. Long	Chief Legal Officer, General Counsel & Corporate Secretary
Suzette M. Long

August 5, 2020	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel