Form 10-Q
period 2020-09-30
CATERPILLAR INC
filed 2020-11-04
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

At September 30, 2020, 543,258,283 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2020	2019
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,228	$11,974
Revenues of Financial Products	653	784
Total sales and revenues	9,881	12,758

Operating costs:
Cost of goods sold	6,919	8,569
Selling, general and administrative expenses	1,126	1,251
Research and development expenses	344	431
Interest expense of Financial Products	137	189
Other operating (income) expenses	370	298
Total operating costs	8,896	10,738

Operating profit	985	2,020

Interest expense excluding Financial Products	136	103
Other income (expense)	14	88

Consolidated profit before taxes	863	2,005

Provision (benefit) for income taxes	187	518
Profit of consolidated companies	676	1,487

Equity in profit (loss) of unconsolidated affiliated companies	(5)	7

Profit of consolidated and affiliated companies	671	1,494

Less: Profit (loss) attributable to noncontrolling interests	3	—

Profit [1]	$668	$1,494

Profit per common share	$1.23	$2.69

Profit per common share – diluted [2]	$1.22	$2.66

Weighted-average common shares outstanding (millions)
– Basic	542.3	556.3
– Diluted [2]	546.4	561.2

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2020	2019

Profit of consolidated and affiliated companies	$671	$1,494
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2020- $21; 2019 - $(21)	291	(263)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2020 - $1; 2019 - $0	(1)	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2020 - $2; 2019 - $2	(7)	(8)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $(2); 2019 - $(16)	3	59
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $(20); 2019 - $20	73	(76)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $0; 2019 - $(2)	8	4

Total other comprehensive income (loss), net of tax	367	(284)
Comprehensive income	1,038	1,210
Less: comprehensive income attributable to the noncontrolling interests	3	—
Comprehensive income attributable to shareholders	$1,035	$1,210

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2020	2019
Sales and revenues:
Sales of Machinery, Energy & Transportation	$28,452	$38,369
Revenues of Financial Products	2,061	2,287
Total sales and revenues	30,513	40,656

Operating costs:
Cost of goods sold	21,298	27,513
Selling, general and administrative expenses	3,426	3,879
Research and development expenses	1,041	1,307
Interest expense of Financial Products	461	571
Other operating (income) expenses	1,114	946
Total operating costs	27,340	34,216

Operating profit	3,173	6,440

Interest expense excluding Financial Products	384	309
Other income (expense)	265	316

Consolidated profit before taxes	3,054	6,447

Provision (benefit) for income taxes	839	1,470
Profit of consolidated companies	2,215	4,977

Equity in profit (loss) of unconsolidated affiliated companies	8	20

Profit of consolidated and affiliated companies	2,223	4,997

Less: Profit (loss) attributable to noncontrolling interests	5	2

Profit [1]	$2,218	$4,995

Profit per common share	$4.08	$8.84

Profit per common share – diluted [2]	$4.05	$8.75

Weighted-average common shares outstanding (millions)
– Basic	543.9	565.2
– Diluted [2]	547.8	570.8

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2020	2019

Profit of consolidated and affiliated companies	$2,223	$4,997
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2020 - $20; 2019 - $(19)	106	(186)

Pension and other postretirement benefits:
Current year prior service credit (cost), net of tax (provision)/benefit of: 2020 - $1; 2019 - $0	1	—
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2020 - $7; 2019 - $8	(21)	(22)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $21; 2019 - $(15)	(72)	53
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2020 - $(22); 2019 - $23	76	(86)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2020 - $(9); 2019 - $(10)	29	34

Total other comprehensive income (loss), net of tax	119	(207)
Comprehensive income	2,342	4,790
Less: comprehensive income attributable to the noncontrolling interests	5	2
Comprehensive income attributable to shareholders	$2,337	$4,788

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and short-term investments	$9,315	$8,284
Receivables – trade and other	6,969	8,568
Receivables – finance	8,966	9,336
Prepaid expenses and other current assets	1,831	1,739
Inventories	11,453	11,266
Total current assets	38,534	39,193

Property, plant and equipment – net	12,232	12,904
Long-term receivables – trade and other	1,149	1,193
Long-term receivables – finance	12,209	12,651
Noncurrent deferred and refundable income taxes	1,440	1,411
Intangible assets	1,363	1,565
Goodwill	6,304	6,196
Other assets	3,510	3,340
Total assets	$76,741	$78,453

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$5
Financial Products	2,660	5,161
Accounts payable	5,193	5,957
Accrued expenses	3,510	3,750
Accrued wages, salaries and employee benefits	1,069	1,629
Customer advances	1,209	1,187
Dividends payable	—	567
Other current liabilities	1,978	2,155
Long-term debt due within one year:
Machinery, Energy & Transportation	1,397	16
Financial Products	7,962	6,194
Total current liabilities	24,978	26,621

Long-term debt due after one year:
Machinery, Energy & Transportation	9,742	9,141
Financial Products	16,365	17,140
Liability for postemployment benefits	6,254	6,599
Other liabilities	4,408	4,323
Total liabilities	61,747	63,824
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/20 and 12/31/19 – 814,894,624) at paid-in amount	6,204	5,935
Treasury stock (9/30/20 – 271,636,341 shares; 12/31/19 – 264,812,014 shares) at cost	(25,315)	(24,217)
Profit employed in the business	35,508	34,437
Accumulated other comprehensive income (loss)	(1,448)	(1,567)
Noncontrolling interests	45	41
Total shareholders’ equity	14,994	14,629
Total liabilities and shareholders’ equity	$76,741	$78,453

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2019
Balance at June 30, 2019	$5,822	$(22,467)	$32,981	$(1,499)	$41	$14,878
Profit of consolidated and affiliated companies	—	—	1,494	—	—	1,494
Foreign currency translation, net of tax	—	—	—	(263)	—	(263)
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(17)	—	(17)
Available-for-sale securities, net of tax	—	—	—	4	—	4
Common shares issued from treasury stock for stock-based compensation: 404,606	—	20	—	—	—	20
Stock-based compensation expense	57	—	—	—	—	57
Common shares repurchased: 10,335,410 [1]	—	(1,246)	—	—	—	(1,246)
Other	72	—	2	—	—	74
Balance at September 30, 2019	$5,951	$(23,693)	$34,477	$(1,783)	$41	$14,993

Three Months Ended September 30, 2020
Balance at June 30, 2020	$6,120	$(25,412)	$34,841	$(1,815)	$43	$13,777
Profit of consolidated and affiliated companies	—	—	668	—	3	671
Foreign currency translation, net of tax	—	—	—	291	—	291
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	76	—	76
Available-for-sale securities, net of tax	—	—	—	8	—	8
Common shares issued from treasury stock for stock-based compensation: 1,751,708	23	97	—	—	—	120
Stock-based compensation expense	55	—	—	—	—	55
Other	6	—	(1)	—	(1)	4
Balance at September 30, 2020	$6,204	$(25,315)	$35,508	$(1,448)	$45	$14,994

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2019
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	5,827	(20,531)	30,554	(1,576)	41	14,315
Profit of consolidated and affiliated companies	—	—	4,995	—	2	4,997
Foreign currency translation, net of tax	—	—	—	(186)	—	(186)
Pension and other postretirement benefits, net of tax	—	—	—	(22)	—	(22)
Derivative financial instruments, net of tax	—	—	—	(33)	—	(33)
Available-for-sale securities, net of tax	—	—	—	34	—	34
Dividends declared [1]	—	—	(1,074)	—	—	(1,074)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 2,907,710	(62)	121	—	—	—	59
Stock-based compensation expense	170	—	—	—	—	170
Common shares repurchased: 25,792,061 [2]	—	(3,283)	—	—	—	(3,283)
Other	16	—	2	—	—	18
Balance at September 30, 2019	$5,951	$(23,693)	$34,477	$(1,783)	$41	$14,993

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance [3]
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	5,935	(24,217)	34,412	(1,567)	41	14,604
Profit of consolidated and affiliated companies	—	—	2,218	—	5	2,223
Foreign currency translation, net of tax	—	—	—	106	—	106
Pension and other postretirement benefits, net of tax	—	—	—	(20)	—	(20)
Derivative financial instruments, net of tax	—	—	—	4	—	4
Available-for-sale securities, net of tax	—	—	—	29	—	29
Dividends declared [1]	—	—	(1,121)	—	—	(1,121)
Common shares issued from treasury stock for stock-based compensation: 3,271,679	(43)	153	—	—	—	110
Stock-based compensation expense	169	—	—	—	—	169
Common shares repurchased: 10,096,006 [2]	—	(1,250)	—	—	—	(1,250)
Other	143	(1)	(1)	—	(1)	140
Balance at September 30, 2020	$6,204	$(25,315)	$35,508	$(1,448)	$45	$14,994

1 Dividends per share of common stock of $2.06 and $1.89 were declared in the nine months ended September 30, 2020 and 2019, respectively.
2 See Note 12 for additional information.
3 See Note 2 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2020	2019
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,223	$4,997
Adjustments for non-cash items:
Depreciation and amortization	1,815	1,933
Net gain on remeasurement of pension obligations	(55)	—
Provision (benefit) for deferred income taxes	(38)	(13)
Other	919	627
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,473	427
Inventories	(139)	(676)
Accounts payable	(596)	(669)
Accrued expenses	(286)	114
Accrued wages, salaries and employee benefits	(547)	(858)
Customer advances	13	169
Other assets – net	(15)	19
Other liabilities – net	(512)	(1,592)
Net cash provided by (used for) operating activities	4,255	4,478

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(686)	(723)
Expenditures for equipment leased to others	(805)	(1,133)
Proceeds from disposals of leased assets and property, plant and equipment	550	812
Additions to finance receivables	(9,278)	(9,453)
Collections of finance receivables	9,656	9,144
Proceeds from sale of finance receivables	37	183
Investments and acquisitions (net of cash acquired)	(93)	(6)
Proceeds from sale of businesses and investments (net of cash sold)	13	3
Proceeds from sale of securities	239	281
Investments in securities	(512)	(425)
Other – net	(80)	(37)
Net cash provided by (used for) investing activities	(959)	(1,354)

Cash flow from financing activities:
Dividends paid	(1,683)	(1,564)
Common stock issued, including treasury shares reissued	110	59
Common shares repurchased	(1,130)	(3,283)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	1,991	1,479
Financial Products	7,427	7,348
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(18)	(8)
Financial Products	(6,771)	(6,054)
Short-term borrowings – net (original maturities three months or less)	(2,138)	(1,006)
Other – net	(1)	(2)
Net cash provided by (used for) financing activities	(2,213)	(3,031)
Effect of exchange rate changes on cash	(56)	(47)
Increase (decrease) in cash and short-term investments and restricted cash	1,027	46
Cash and short-term investments and restricted cash at beginning of period	8,292	7,890
Cash and short-term investments and restricted cash at end of period	$9,319	$7,936

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     A.  Nature of operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Energy & Transportation (ME&T) – We define ME&T as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T’s information relates to the design, manufacturing and marketing of our products.

Financial Products – We define Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2020 and 2019, (c) the consolidated financial position at September 30, 2020 and December 31, 2019, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 and (e) the consolidated cash flow for the nine months ended September 30, 2020 and 2019.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Unconsolidated Variable Interest Entities (VIEs)

We have affiliates, suppliers and dealers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support, we do not have the power to direct the activities that most significantly impact the economic performance of each entity. Our maximum exposure to loss from these VIEs for which we are not the primary beneficiary was $57 million and $133 million as of September 30, 2020 and December 31, 2019, respectively.

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

3.     Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,048 million, $7,648 million and $7,743 million as of September 30, 2020, December 31, 2019 and December 31, 2018, respectively. We recognize trade receivables from dealers and end users in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $674 million, $693 million and $674 million as of September 30, 2020, December 31, 2019 and December 31, 2018, respectively. We recognize long-term trade receivables from dealers and end users in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,659 million, $1,654 million and $1,680 million as of September 30, 2020, December 31, 2019 and December 31, 2018, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2020, we recognized $144 million and $843 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2020. During the three and nine months ended September 30, 2019, we recognized $101 million and $976 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2019.

As of September 30, 2020, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $6.0 billion, of which $2.4 billion is expected to be completed and revenue recognized in the twelve months following September 30, 2020. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $55 million and $169 million for the three and nine months ended September 30, 2020, respectively, and $57 million and $170 million for the three and nine months ended September 30, 2019, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,913,888	$25.98	$127.60	1,499,524	$40.98	$138.35
RSUs	705,287	$127.60	$127.60	657,389	$138.35	$138.35
PRSUs	371,641	$127.60	$127.60	342,097	$138.35	$138.35

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2020 and 2019, respectively:

	Grant Year
	2020	2019
Weighted-average dividend yield	2.47%	2.56%
Weighted-average volatility	25.7%	29.1%
Range of volatilities	24.5% -29.7%	25.1% -38.7%
Range of risk-free interest rates	1.21% -1.39%	2.48% -2.68%
Weighted-average expected lives	8 years	7 years

As of September 30, 2020, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $170 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years. As of September 30, 2020, the maximum term of these outstanding contracts was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Indian rupee, Japanese yen, Mexican peso, Norwegian Krona, Singapore dollar or Thailand baht forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. We perform designation on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

As of September 30, 2020, $8 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in current earnings will vary based on exchange rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2020	December 31, 2019
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$29	$18
Machinery, Energy & Transportation	Long-term receivables – trade and other	28	9
Machinery, Energy & Transportation	Accrued expenses	(40)	(20)
Machinery, Energy & Transportation	Other liabilities	(21)	—
Financial Products	Receivables – trade and other	16	54
Financial Products	Long-term receivables – trade and other	—	13
Financial Products	Accrued expenses	(39)	(3)
Interest rate contracts
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	—
Financial Products	Receivables – trade and other	3	—
Financial Products	Long-term receivables – trade and other	60	5
Financial Products	Accrued expenses	(12)	(25)
		$25	$51
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$3	$1
Financial Products	Receivables – trade and other	57	7
Financial Products	Long-term receivables – trade and other	12	5
Financial Products	Accrued expenses	(18)	(22)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	9	4
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(7)	(1)
		$57	$(6)

The total notional amounts of the derivative instruments were as follows:

(Millions of dollars)	September 30, 2020	December 31, 2019

Machinery, Energy & Transportation	$3,479	$2,563
Financial Products	$11,538	$8,931

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

Cash Flow Hedges
	Three Months Ended September 30, 2020
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$66	Sales of Machinery, Energy & Transportation	$(6)	$9,228
		Cost of goods sold	(15)	6,919
Financial Products	(64)	Interest expense of Financial Products	8	137
		Other income (expense)	(63)	14
Interest rate contracts
Machinery, Energy & Transportation	2	Interest expense excluding Financial Products	(1)	136
Financial Products	1	Interest expense of Financial Products	(16)	137
	$5		$(93)

	Three Months Ended September 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(13)	Sales of Machinery, Energy & Transportation	$3	$11,974
Financial Products	100	Interest expense of Financial Products	9	189
		Other income (expense)	89	88
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(2)	103
Financial Products	(12)	Interest expense of Financial Products	(3)	189
	$75		$96

Cash Flow Hedges
	Nine Months Ended September 30, 2020
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(58)	Sales of Machinery, Energy & Transportation	$10	$28,452
		Cost of goods sold	(58)	21,298
Financial Products	2	Interest expense of Financial Products	28	461
		Other income (expense)	(35)	265
Interest rate contracts
Machinery, Energy & Transportation	(14)	Interest expense excluding Financial Products	(3)	384
Financial Products	(23)	Interest expense of Financial Products	(40)	461
	$(93)		$(98)

	Nine Months Ended September 30, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$8	Sales of Machinery, Energy & Transportation	$4	$38,369
		Cost of goods sold	(4)	27,513
Financial Products	132	Interest expense of Financial Products	23	571
		Other income (expense)	91	316
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	309
Financial Products	(72)	Interest expense of Financial Products	(2)	571
	$68		$109

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$8	$(1)
Financial Products	Other income (expense)	(73)	15
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	6	(6)
		$(59)	$8

	Classification of Gains (Losses)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$21	$12
Financial Products	Other income (expense)	12	(24)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(25)	10
		$8	$(2)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2020 and December 31, 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

September 30, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$71	$—	$71	$(55)	$—	$16
Financial Products	148	—	148	(37)	—	111
Total	$219	$—	$219	$(92)	$—	$127

September 30, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(68)	$—	$(68)	$55	$—	$(13)
Financial Products	(69)	—	(69)	37	—	(32)
Total	$(137)	$—	$(137)	$92	$—	$(45)

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$32	$—	$32	$(13)	$—	$19
Financial Products	84	—	84	(21)	—	63
Total	$116	$—	$116	$(34)	$—	$82

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(21)	$—	$(21)	$13	$—	$(8)
Financial Products	(50)	—	(50)	21	—	(29)
Total	$(71)	$—	$(71)	$34	$—	$(37)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2020	December 31, 2019
Raw materials	$4,093	$4,263
Work-in-process	1,113	1,147
Finished goods	5,984	5,598
Supplies	263	258
Total inventories	$11,453	$11,266

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		September 30, 2020
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,453	$(1,533)	$920
Intellectual property	11	1,522	(1,131)	391
Other	13	181	(129)	52
Total finite-lived intangible assets	14	$4,156	$(2,793)	$1,363

		December 31, 2019
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,450	$(1,406)	$1,044
Intellectual property	12	1,510	(1,055)	455
Other	13	191	(125)	66
Total finite-lived intangible assets	14	$4,151	$(2,586)	$1,565

Amortization expense for the three and nine months ended September 30, 2020 was $78 million and $236 million, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $81 million and $244 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2020	2021	2022	2023	2024	Thereafter
$76	$296	$278	$220	$162	$331

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2020 or 2019.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020 were as follows:

(Millions of dollars)	December 31, 2019	Acquisitions	Other Adjustments [1]	September 30, 2020
Construction Industries
Goodwill	$306	$—	$6	$312
Impairments	(22)	—	—	(22)
Net goodwill	284	—	6	290
Resource Industries
Goodwill	4,156	—	40	4,196
Impairments	(1,175)	—	—	(1,175)
Net goodwill	2,981	—	40	3,021
Energy & Transportation
Goodwill	2,875	41	19	2,935
All Other [2]
Goodwill	56	—	2	58
Consolidated total
Goodwill	7,393	41	67	7,501
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,196	$41	$67	$6,304

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

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	September 30, 2020			December 31, 2019
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$16	$—	$16	$9	$—	$9
Other U.S. and non-U.S. government bonds	50	1	51	54	—	54

Corporate bonds
Corporate bonds	958	43	1,001	836	20	856
Asset-backed securities	156	2	158	62	—	62

Mortgage-backed debt securities
U.S. governmental agency	351	13	364	327	4	331
Residential	5	—	5	6	—	6
Commercial	61	4	65	46	1	47
Total debt securities	$1,597	$63	$1,660	$1,340	$25	$1,365

Available-for-sale investments in an unrealized loss position:

	September 30, 2020
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$65	$2	$6	$—	$71	$2
Total	$65	$2	$6	$—	$71	$2

	December 31, 2019
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$58	$1	$50	$—	$108	$1
Total	$58	$1	$50	$—	$108	$1

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2020.

The cost basis and fair value of the available-for-sale debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2020
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$134	$135
Due after one year through five years	715	748
Due after five years through ten years	246	257
Due after ten years	85	86
U.S. governmental agency mortgage-backed securities	351	364
Residential mortgage-backed securities	5	5
Commercial mortgage-backed securities	61	65
Total debt securities – available-for-sale	$1,597	$1,660

Sales of available-for-sale securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2020	2019	2020	2019
Proceeds from the sale of available-for-sale securities	$74	$92	$197	$237
Gross gains from the sale of available-for-sale securities	—	—	1	1
Gross losses from the sale of available-for-sale securities	—	—	1	1

For the three months ended September 30, 2020 and 2019, the net unrealized gains (losses) for equity securities held at September 30, 2020 and 2019 were $9 million and $2 million, respectively. For the nine months ended September 30, 2020 and 2019, the net unrealized gains (losses) for equity securities held at September 30, 2020 and 2019 were $(1) million and $54 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30		September 30		September 30
	2020	2019	2020	2019	2020	2019
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$29	$13	$20	$24	$19
Interest cost	120	150	17	23	26	34
Expected return on plan assets	(197)	(180)	(34)	(37)	(4)	(4)
Amortization of prior service cost (credit)	—	—	—	—	(9)	(10)
(Gain) loss on remeasurement of pension obligations [1]	(2)	—	79	—	—	—
Curtailments, settlements and termination benefits [1]	—	—	4	—	—	—
Net periodic benefit cost (benefit) [2]	$(79)	$(1)	$79	$6	$37	$39

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$86	$41	$61	$71	$60
Interest cost	362	450	57	70	79	102
Expected return on plan assets	(593)	(540)	(107)	(112)	(10)	(14)
Amortization of prior service cost (credit)	—	—	—	—	(28)	(30)
(Gain) loss on remeasurement of pension obligations [1]	—	—	(55)	—	—	—
Curtailments, settlements and termination benefits [1]	—	—	25	—	—	—
Net periodic benefit cost (benefit) [2]	$(231)	$(4)	$(39)	$19	$112	$118

1    Total lump-sum transfers out of certain pension plans exceeded the service and interest cost for 2020, which required us to follow settlement accounting and remeasure the plans' obligations as of March 31, 2020, June 30, 2020 and September 30, 2020.
2    The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $47 million and $217 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2020, respectively. We currently anticipate full-year 2020 contributions of approximately $250 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2020	2019	2020	2019
U.S. Plans	$103	$68	$248	$298
Non-U.S. Plans	22	22	65	64
	$125	$90	$313	$362

The decrease in the U.S. defined contribution benefit costs for the nine months ended September 30, 2020 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Finance lease revenue	$125	$136	$369	$390
Operating lease revenue	249	317	837	941
Total	$374	$453	$1,206	$1,331

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both September 30, 2020 and December 31, 2019, the related recorded liability was $5 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	September 30, 2020	December 31, 2019
Caterpillar dealer performance guarantees	$1,139	$1,150
Supplier consortium performance guarantee	257	238
Other guarantees	179	221
Total guarantees	$1,575	$1,609

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2020 and December 31, 2019, the SPC’s assets of $1,098 million and $1,453 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,097 million and $1,452 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

(Millions of dollars)	2020
Warranty liability, January 1	$1,541
Reduction in liability (payments)	(652)
Increase in liability (new warranties)	678
Warranty liability, September 30	$1,567

(Millions of dollars)	2019
Warranty liability, January 1	$1,391
Reduction in liability (payments)	(903)
Increase in liability (new warranties)	1,053
Warranty liability, December 31	$1,541

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2020	2019	2020	2019
Profit for the period (A) [1]	$668	$1,494	$2,218	$4,995
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	542.3	556.3	543.9	565.2
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.1	4.9	3.9	5.6
Average common shares outstanding for fully diluted computation (C) [2]	546.4	561.2	547.8	570.8
Profit per share of common stock:
Assuming no dilution (A/B)	$1.23	$2.69	$4.08	$8.84
Assuming full dilution (A/C) [2]	$1.22	$2.66	$4.05	$8.75
Shares outstanding as of September 30 (in millions)			543.3	552.7

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and nine months ended September 30, 2020 and 2019, we excluded 4.8 million and 3.0 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of September 30, 2020, approximately $4.8 billion remained available under the 2018 Authorization.

For the three months ended September 30, 2020, we did not repurchase any shares of Caterpillar common stock. For the nine months ended September 30, 2020, we repurchased 10.1 million shares of Caterpillar common stock at an aggregate cost of $1.3 billion. For the three and nine months ended September 30, 2019, we repurchased 10.3 million and 25.8 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.3 billion and $3.3 billion, respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Shareholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Three Months Ended September 30, 2020
Balance at June 30, 2020	$(1,672)	$(15)	$(169)	$41	$(1,815)
Other comprehensive income (loss) before reclassifications	291	(1)	3	8	301
Amounts reclassified from accumulated other comprehensive (income) loss	—	(7)	73	—	66
Other comprehensive income (loss)	291	(8)	76	8	367
Balance at September 30, 2020	$(1,381)	$(23)	$(93)	$49	$(1,448)

Three Months Ended September 30, 2019
Balance at June 30, 2019	$(1,426)	$17	$(105)	$15	$(1,499)
Other comprehensive income (loss) before reclassifications	(263)	—	59	4	(200)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(8)	(76)	—	(84)
Other comprehensive income (loss)	(263)	(8)	(17)	4	(284)
Balance at September 30, 2019	$(1,689)	$9	$(122)	$19	$(1,783)

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$(1,487)	$(3)	$(97)	$20	$(1,567)
Other comprehensive income (loss) before reclassifications	84	1	(72)	29	42
Amounts reclassified from accumulated other comprehensive (income) loss	22	(21)	76	—	77
Other comprehensive income (loss)	106	(20)	4	29	119
Balance at September 30, 2020	$(1,381)	$(23)	$(93)	$49	$(1,448)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(1,601)	$12	$(80)	$(15)	$(1,684)
Adjustment to adopt new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income	98	19	(9)	—	108
Balance at January 1, 2019	(1,503)	31	(89)	(15)	(1,576)
Other comprehensive income (loss) before reclassifications	(186)	—	53	34	(99)
Amounts reclassified from accumulated other comprehensive (income) loss	—	(22)	(86)	—	(108)
Other comprehensive income (loss)	(186)	(22)	(33)	34	(207)
Balance at September 30, 2019	$(1,689)	$9	$(122)	$19	$(1,783)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations was as follows:

		Three Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2020	2019
Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$9	$10
Tax (provision) benefit		(2)	(2)
Reclassifications net of tax		$7	$8

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$(6)	$3
Foreign exchange contracts	Cost of goods sold	(15)	—
Foreign exchange contracts	Other income (expense)	(63)	89
Foreign exchange contracts	Interest expense of Financial Products	8	9
Interest rate contracts	Interest expense excluding Financial Products	(1)	(2)
Interest rate contracts	Interest expense of Financial Products	(16)	(3)
Reclassifications before tax		(93)	96
Tax (provision) benefit		20	(20)
Reclassifications net of tax		$(73)	$76

Total reclassifications from Accumulated other comprehensive income (loss)		$(66)	$84

		Nine Months Ended September 30
(Millions of dollars)	Classification of income (expense)	2020	2019

Foreign currency translation
Gain (loss) on foreign currency translation	Other income (expense)	$(22)	$—
Reclassifications net of tax		$(22)	$—

Pension and other postretirement benefits:
Amortization of prior service credit (cost)	Other income (expense)	$28	$30
Tax (provision) benefit		(7)	(8)
Reclassifications net of tax		$21	$22

Derivative financial instruments:
Foreign exchange contracts	Sales of Machinery, Energy & Transportation	$10	$4
Foreign exchange contracts	Cost of goods sold	(58)	(4)
Foreign exchange contracts	Other income (expense)	(35)	91
Foreign exchange contracts	Interest expense of Financial Products	28	23
Interest rate contracts	Interest expense excluding Financial Products	(3)	(3)
Interest rate contracts	Interest expense of Financial Products	(40)	(2)
Reclassifications before tax		(98)	109
Tax (provision) benefit		22	(23)
Reclassifications net of tax		$(76)	$86

Total reclassifications from Accumulated other comprehensive income (loss)		$(77)	$108

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

On January 27, 2020, the Brazilian Federal Environmental Agency (“IBAMA”) issued Caterpillar Brasil Ltda a notice of violation regarding allegations around the requirements for use of imported oils at the Piracicaba, Brazil facility. We have instituted processes to address the allegations. While we are still discussing resolution of these allegations with IBAMA, the initial notice from IBAMA included a proposed fine of approximately $300,000. We do not expect this fine or our response to address the allegations to have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

15.                              Income taxes

The provision for income taxes for the first nine months of 2020 reflected an estimated annual tax rate of 31 percent, compared with 26 percent for the first nine months of 2019, excluding the discrete items discussed in the following paragraphs. The increase in the estimated annual tax rate was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.

During the first nine months of 2020, we recorded discrete tax benefits of $80 million to adjust prior year U.S. taxes including the impact of regulations received in 2020 and $21 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In addition, we recorded a $10 million tax charge related to the $55 million of net remeasurement gain resulting from the settlements of pension obligations. We excluded this net remeasurement gain and related tax from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated.

During the first nine months of 2019, we recorded discrete tax benefits of $178 million to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings and $28 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

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

All Other operating segment:  Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including one wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

C.    Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•ME&T segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances.  Beginning in 2020, we revised how we allocate certain assets between segments. We have recast all prior period amounts to align with the current methodology. We generally manage at the corporate level liabilities other than accounts payable and customer advances, and we do not include these in segment operations.  Financial Products Segment assets generally include all categories of assets.

•We value segment inventories and cost of sales using a current cost methodology.

•We amortize goodwill allocated to segments using a fixed amount based on a 20-year useful life.  This methodology difference only impacts segment assets. We do not include goodwill amortization expense in segment profit. In addition, we have allocated to segments only a portion of goodwill for certain acquisitions made in 2011 or later.

•We generally manage currency exposures for ME&T at the corporate level and do not include in segment profit the effects of changes in exchange rates on results of operations within the year.  We report the net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting as a methodology difference.

•We do not include stock-based compensation expense in segment profit.

•Postretirement benefit expenses are split; segments are generally responsible for service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•We determine ME&T segment profit on a pretax basis and exclude interest expense and most other income/expense items.  We determine Financial Products Segment profit on a pretax basis and include other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 36 to 39 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•Corporate costs:  These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•Restructuring costs: May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Only certain restructuring costs are excluded from segment profit. See Note 20 for more information.

•Methodology differences:  See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

•Timing:   Timing differences in the recognition of costs between segment reporting and consolidated external reporting. For example, we report certain costs on the cash basis for segment reporting and the accrual basis for consolidated external reporting.
For the three and nine months ended September 30, 2020 and 2019, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2020
Construction Industries	$1,781	$230	$796	$1,241	$4,048		$8	$4,056
Resource Industries	487	269	384	564	1,704		112	1,816
Energy & Transportation	1,584	221	1,113	557	3,475		686	4,161
Financial Products Segment	448	63	100	113	724	[1]	—	724
Total sales and revenues from reportable segments	4,300	783	2,393	2,475	9,951		806	10,757
All Other operating segment	10	1	1	13	25		81	106
Corporate Items and Eliminations	(59)	(12)	(10)	(14)	(95)		(887)	(982)
Total Sales and Revenues	$4,251	$772	$2,384	$2,474	$9,881		$—	$9,881

Three Months Ended September 30, 2019
Construction Industries	$2,728	$413	$1,048	$1,086	$5,275		$14	$5,289
Resource Industries	789	349	396	645	2,179		131	2,310
Energy & Transportation	2,129	378	1,224	831	4,562		890	5,452
Financial Products Segment	560	79	102	124	865	[1]	—	865
Total sales and revenues from reportable segments	6,206	1,219	2,770	2,686	12,881		1,035	13,916
All Other operating segment	1	6	8	12	27		84	111
Corporate Items and Eliminations	(105)	(14)	(15)	(16)	(150)		(1,119)	(1,269)
Total Sales and Revenues	$6,102	$1,211	$2,763	$2,682	$12,758		$—	$12,758

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $81 million and $131 million in the three months ended September 30, 2020 and 2019, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2020
Construction Industries	$5,470	$707	$2,618	$3,597	$12,392		$18	$12,410
Resource Industries	1,690	859	1,158	1,686	5,393		333	5,726
Energy & Transportation	5,138	667	3,095	1,734	10,634		2,025	12,659
Financial Products Segment	1,466	193	298	344	2,301	[1]	—	2,301
Total sales and revenues from reportable segments	13,764	2,426	7,169	7,361	30,720		2,376	33,096
All Other operating segment	22	4	17	38	81		249	330
Corporate Items and Eliminations	(169)	(36)	(32)	(51)	(288)		(2,625)	(2,913)
Total Sales and Revenues	$13,617	$2,394	$7,154	$7,348	$30,513		$—	$30,513

Nine Months Ended September 30, 2019
Construction Industries	$9,206	$1,124	$3,162	$4,081	$17,573		$56	$17,629
Resource Industries	2,798	1,220	1,310	2,209	7,537		344	7,881
Energy & Transportation	6,577	1,035	3,416	2,291	13,319		2,829	16,148
Financial Products Segment	1,681	225	306	376	2,588	[1]	—	2,588
Total sales and revenues from reportable segments	20,262	3,604	8,194	8,957	41,017		3,229	44,246
All Other operating segment	23	7	23	45	98		259	357
Corporate Items and Eliminations	(326)	(37)	(41)	(55)	(459)		(3,488)	(3,947)
Total Sales and Revenues	$19,959	$3,574	$8,176	$8,947	$40,656		$—	$40,656

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $274 million and $398 million in the nine months ended September 30, 2020 and 2019, respectively.

For the three and nine months ended September 30, 2020 and 2019, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30
(Millions of dollars)	2020	2019
Oil and gas	$734	$1,246
Power generation	1,034	1,123
Industrial	730	980
Transportation	977	1,213
Energy & Transportation External Sales	$3,475	$4,562

	Nine Months Ended September 30
	2020	2019
Oil and gas	$2,622	$3,682
Power generation	2,783	3,180
Industrial	2,209	2,841
Transportation	3,020	3,616
Energy & Transportation External Sales	$10,634	$13,319

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Profit from reportable segments:
Construction Industries	$585	$940	$1,743	$3,272
Resource Industries	167	311	623	1,368
Energy & Transportation	492	1,021	1,718	2,745
Financial Products Segment	142	218	395	622
Total profit from reportable segments	1,386	2,490	4,479	8,007
Profit from All Other operating segment	27	(21)	31	15
Cost centers	9	(9)	18	32
Corporate costs	(122)	(167)	(409)	(492)
Timing	(39)	6	(90)	(118)
Restructuring costs	(87)	(20)	(211)	(162)
Methodology differences:
Inventory/cost of sales	(7)	25	(25)	24
Postretirement benefit expense	(32)	19	253	4
Stock-based compensation expense	(55)	(57)	(169)	(170)
Financing costs	(125)	(58)	(324)	(173)
Currency	(22)	(62)	(230)	(110)
Other income/expense methodology differences	(72)	(124)	(244)	(374)
Other methodology differences	2	(17)	(25)	(36)
Total consolidated profit before taxes	$863	$2,005	$3,054	$6,447

Reconciliation of Assets:

(Millions of dollars)	September 30, 2020	December 31, 2019
Assets from reportable segments:
Construction Industries	$4,507	$4,601
Resource Industries	6,188	6,505
Energy & Transportation	8,752	8,548
Financial Products Segment	34,014	35,813
Total assets from reportable segments	53,461	55,467
Assets from All Other operating segment	1,610	1,728
Items not included in segment assets:
Cash and short-term investments	8,512	7,299
Deferred income taxes	1,339	1,294
Goodwill and intangible assets	4,737	4,435
Property, plant and equipment – net and other assets	2,608	2,529
Inventory methodology differences	(2,560)	(2,426)
Liabilities included in segment assets	7,720	8,541
Other	(686)	(414)
Total assets	$76,741	$78,453

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Depreciation and amortization from reportable segments:
Construction Industries	$61	$73	$183	$220
Resource Industries	105	113	312	337
Energy & Transportation	147	157	442	464
Financial Products Segment	174	209	577	622
Total depreciation and amortization from reportable segments	487	552	1,514	1,643
Items not included in segment depreciation and amortization:
All Other operating segment	71	53	196	158
Cost centers	31	35	96	100
Other	4	5	9	32
Total depreciation and amortization	$593	$645	$1,815	$1,933

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Capital expenditures from reportable segments:
Construction Industries	$37	$48	$85	$117
Resource Industries	10	31	63	91
Energy & Transportation	100	150	331	366
Financial Products Segment	280	388	783	1,093
Total capital expenditures from reportable segments	427	617	1,262	1,667
Items not included in segment capital expenditures:
All Other operating segment	46	34	84	69
Cost centers	8	22	23	71
Timing	1	(21)	147	108
Other	11	(21)	(25)	(59)
Total capital expenditures	$493	$631	$1,491	$1,856

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

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 23 months as of September 30, 2020.

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

Cat Financial's forecasts for the markets in which it operates slightly improved during the three months ended September 30, 2020, but continued to reflect an overall decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in delinquencies due to the COVID-19 pandemic. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers in the form of wholesale financing plans. Cat Financial's wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, Cat Financial provides unsecured loans to Caterpillar dealers for working capital.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

Although our forecasts continued to indicate a decline in economic conditions, Cat Financial's Dealer portfolio segment has not historically experienced increased credit losses during prior economic downturns due to its close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three and nine months ended September 30, 2020.

Classes of finance receivables
Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Typically, Cat Financial's finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk. Cat Financial's classes, which align with management reporting for credit losses, are as follows:

•North America - Finance receivables originated in the United States and Canada.
•EAME - Finance receivables originated in Europe, Africa, the Middle East and the Commonwealth of Independent States.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Mining - Finance receivables related to large mining customers worldwide.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Caterpillar Power Finance - Finance receivables originated worldwide related to marine vessels with Caterpillar engines and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	September 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	12	—	12
Receivables written off	(212)	—	(212)
Recoveries on receivables previously written off	27	—	27
Provision for credit losses	213	—	213
Other	(3)	—	(3)
Balance at end of period	$412	$45	$457

Individually evaluated	$172	$39	$211
Collectively evaluated	240	6	246
Ending Balance	$412	$45	$457

Finance Receivables:
Individually evaluated	$612	$78	$690
Collectively evaluated	17,967	2,975	20,942
Ending Balance	$18,579	$3,053	$21,632

1 See Note 2 regarding new accounting guidance related to credit losses.

(Millions of dollars)	December 31, 2019
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$486	$21	$507
Receivables written off	(281)	—	(281)
Recoveries on receivables previously written off	44	—	44
Provision for credit losses	138	24	162
Other	(12)	—	(12)
Balance at end of year	$375	$45	$420

Individually evaluated	$178	$39	$217
Collectively evaluated	197	6	203
Ending Balance	$375	$45	$420

Finance Receivables:
Individually evaluated	$594	$78	$672
Collectively evaluated	18,093	3,632	21,725
Ending Balance	$18,687	$3,710	$22,397

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

Customer
The table below summarizes the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,697	$2,711	$1,588	$660	$288	$59	$89	$8,092
31-60 days past due	41	57	39	21	9	3	1	171
61-90 days past due	12	24	21	13	4	1	—	75
91+ days past due	6	29	30	20	8	5	—	98
EAME
Current	903	1,049	684	313	92	28	—	3,069
31-60 days past due	6	9	6	3	1	—	—	25
61-90 days past due	4	4	1	—	1	1	—	11
91+ days past due	6	8	13	8	40	43	—	118
Asia/Pacific
Current	1,027	835	403	86	13	5	—	2,369
31-60 days past due	9	24	23	7	1	—	—	64
61-90 days past due	3	9	7	4	—	—	—	23
91+ days past due	3	21	12	2	—	—	—	38
Mining
Current	315	615	334	180	104	159	160	1,867
31-60 days past due	—	—	1	—	—	—	—	1
61-90 days past due	—	1	4	2	—	—	—	7
91+ days past due	1	11	8	24	—	—	1	45
Latin America
Current	402	393	182	64	18	38	—	1,097
31-60 days past due	—	3	3	2	—	—	—	8
61-90 days past due	1	1	1	1	—	—	—	4
91+ days past due	—	13	45	25	7	5	—	95
Caterpillar Power Finance
Current	149	232	138	274	97	132	129	1,151
31-60 days past due	—	—	18	—	—	3	—	21
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	3	8	29	90	—	130
Total Customer	$5,585	$6,049	$3,564	$1,717	$712	$572	$380	$18,579

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of September 30, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America. These past due receivables were originated in 2017.

The table below summarizes Cat Financial's recorded investment in finance receivables by aging category.

	December 31, 2019
(Millions of dollars)	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables
Customer
North America	$72	$23	$55	$150	$8,002	$8,152
EAME	30	31	141	202	2,882	3,084
Asia/Pacific	40	14	29	83	2,181	2,264
Mining	5	—	19	24	2,266	2,290
Latin America	41	23	80	144	1,089	1,233
Caterpillar Power Finance	10	10	225	245	1,419	1,664
Dealer
North America	—	—	—	—	2,136	2,136
EAME	—	—	—	—	342	342
Asia/Pacific	—	—	—	—	437	437
Mining	—	—	—	—	4	4
Latin America	—	—	78	78	712	790
Caterpillar Power Finance	—	—	—	—	1	1
Total	$198	$101	$627	$926	$21,471	$22,397

Impaired finance receivables

A finance receivable is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms.  Impaired finance receivables include finance receivables that have been restructured and are considered to be troubled debt restructures.

In Cat Financial’s Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

	December 31, 2019
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$6	$6	$—
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178

Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$10	$—	$10	$—
EAME	15	—	7	—
Asia/Pacific	—	—	—	—
Mining	26	—	29	1
Latin America	22	—	22	1
Caterpillar Power Finance	57	1	53	2
Total	$130	$1	$121	$4

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$—	$36	$1
EAME	80	1	88	2
Asia/Pacific	12	1	9	1
Mining	65	1	49	2
Latin America	69	1	73	4
Caterpillar Power Finance	376	1	422	8
Total	$632	$5	$677	$18

Total Impaired Finance Receivables
North America	$40	$—	$46	$1
EAME	95	1	95	2
Asia/Pacific	12	1	9	1
Mining	91	1	78	3
Latin America	91	1	95	5
Caterpillar Power Finance	433	2	475	10
Total	$762	$6	$798	$22

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	September 30, 2020
	Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$82	$1	$28
EAME	137	—	1
Asia/Pacific	26	—	13
Mining	38	1	10
Latin America	95	2	—
Caterpillar Power Finance	207	17	—
Total	$585	$21	$52

There was $2 million and $8 million of interest income recognized during the three and nine months ended September 30, 2020 for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia/Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of September 30, 2020 and December 31, 2019, there were $78 million in finance receivables on non-accrual status in Cat Financial's Dealer portfolio segment, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of September 30, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and nine months ended September 30, 2020.

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

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2020 and 2019 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in millions)	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	3	$1	$1	4	$—	$—
Asia/Pacific	79	4	4	—	—	—
Mining	12	5	5	—	—	—
Latin America	3	16	16	—	—	—
Caterpillar Power Finance	8	50	50	4	56	55
Total	105	$76	$76	8	$56	$55

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	13	$10	$10	12	$5	$4
EAME	—	—	—	19	17	17
Asia/Pacific(1)	183	12	12	—	—	—
Mining(2)	52	22	22	1	6	6
Latin America	9	18	18	4	2	2
Caterpillar Power Finance	14	87	87	19	154	152
Total	271	$149	$149	55	$184	$181

(1) During the nine months ended September 30, 2020, 183 contracts with a pre-TDR and post-TDR amortized cost of $12 million were related to seven customers.
(2) During the nine months ended September 30, 2020, 52 contracts with a pre-TDR and post-TDR amortized cost of $22 million were related to three customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Dollars in millions)	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
North America	1	$6	—	$—
Mining	1	1	—	—
Caterpillar Power Finance	2	18	—	—
Total	4	$25	—	$—

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment
North America	2	$6	—	$—
EAME	2	10	—	—
Mining	1	1	—	—
Latin America	3	1	—	—
Caterpillar Power Finance	2	18	—	—
Total	10	$36	—	$—

18.                              Fair value disclosures

    A. Fair value measurements

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•Level 1 – Quoted prices for identical instruments in active markets.

•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$16	$—	$—	$—	$16
Other U.S. and non-U.S. government bonds	—	51	—	—	51
Corporate bonds
Corporate bonds	—	1,001	—	—	1,001
Asset-backed securities	—	158	—	—	158
Mortgage-backed debt securities
U.S. governmental agency	—	364	—	—	364
Residential	—	5	—	—	5
Commercial	—	65	—	—	65
Total debt securities	16	1,644	—	—	1,660
Equity securities
Large capitalization value	173	—	—	—	173
Smaller company growth	32	—	—	—	32
REIT	—	—	—	139	139
Total equity securities	205	—	—	139	344
Derivative financial instruments, net	—	82	—	—	82
Total assets	$221	$1,726	$—	$139	$2,086

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	54	—	—	54
Corporate bonds
Corporate bonds	—	856	—	—	856
Asset-backed securities	—	62	—	—	62
Mortgage-backed debt securities
U.S. governmental agency	—	331	—	—	331
Residential	—	6	—	—	6
Commercial	—	47	—	—	47
Total debt securities	9	1,356	—	—	1,365
Equity securities
Large capitalization value	187	—	—	—	187
Smaller company growth	29	—	4	—	33
REIT	—	—	—	126	126
Total equity securities	216	—	4	126	346
Derivative financial instruments, net	—	45	—	—	45
Total assets	$225	$1,401	$4	$126	$1,756

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $269 million and $343 million as of September 30, 2020 and December 31, 2019, respectively.

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

Fair values of our financial instruments were as follows:

	Fair Value of Financial Instruments
	September 30, 2020		December 31, 2019
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$9,315	$9,315	$8,284	$8,284	1
Restricted cash and short-term investments	4	4	8	8	1
Investments in debt and equity securities	2,004	2,004	1,711	1,711	1, 2 & 3	Note 8
Finance receivables – net (excluding finance leases 1)	13,817	14,145	14,473	14,613	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,000	975	1,105	1,076	3
Foreign currency contracts – net	27	27	62	62	2	Note 5
Interest rate contracts – net	52	52	—	—	2	Note 5
Commodity contracts – net	3	3	3	3	2	Note 5

Liabilities
Short-term borrowings	2,660	2,660	5,166	5,166	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	11,139	14,200	9,157	11,216	2
Financial Products	24,327	24,982	23,334	23,655	2
Interest rate contracts – net	—	—	20	20	2	Note 5
Guarantees	5	5	5	5	3	Note 11

1    Represents finance leases and failed sales leasebacks of $7,644 million and $7,800 million at September 30, 2020 and December 31, 2019, respectively.

19.                         Other income (expense)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2020	2019	2020	2019
Investment and interest income	$21	$50	$91	$156
Foreign exchange gains (losses) [1]	(43)	(5)	(122)	(34)
License fee income	27	31	75	87
Net periodic pension and OPEB income (cost), excluding service cost [2]	—	24	270	74
Gains (losses) on sale of securities and affiliated companies	9	2	(12)	55
Miscellaneous income (loss)	—	(14)	(37)	(22)
Total	$14	$88	$265	$316
1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Includes a net remeasurement loss of $(77) million and a net remeasurement gain of $55 million for the three and nine months ended September 30, 2020, respectively, from the settlements of certain pension obligations. See Note 9 for further details.

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

Restructuring costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2020	2019
Employee separations [1]	$98	$8
Long-lived asset impairments [1]	2	3
Other [2]	12	13
Total restructuring costs	$112	$24

	Nine Months Ended September 30
	2020	2019
Employee separations [1]	$232	$33
Contract terminations [1]	3	—
Long-lived asset impairments [1]	25	39
Other [2]	36	110
Total restructuring costs	$296	$182

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, project management, accelerated depreciation and building demolition, all of which are primarily included in Cost of goods sold.

For the nine months ended September 30, 2020, the restructuring costs were primarily related to various voluntary and involuntary employee separation programs implemented across the company and strategic actions to address certain product lines, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. For the nine months ended September 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation.

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	48
Increase in liability (separation charges)	232
Reduction in liability (payments)	(131)
Liability balance at September 30, 2020	$149

Most of the liability balance at September 30, 2020 is expected to be paid in 2020 and 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2019 Form 10-K as supplemented by Part II, Item 1A. Risk Factors of the company's Quarterly Report on Form 10-Q filed on August 5, 2020.

Overview
Total sales and revenues for the third quarter of 2020 were $9.881 billion, a decrease of $2.877 billion, or 23 percent, compared with $12.758 billion in the third quarter of 2019. The decline was due to lower sales volume driven by lower end-user demand for equipment and services. Sales were lower across all regions and in the three primary segments. Third-quarter 2020 profit per share was $1.22, compared with $2.66 profit per share in the third quarter of 2019. Profit per share in the third quarter of 2020 included a pre-tax net remeasurement loss of $77 million, or $0.12 per share, resulting from the settlements of pension obligations. Profit for the third quarter of 2020 was $668 million, a decrease of $826 million, or 55 percent, compared with $1.494 billion for the third quarter of 2019. The decrease was due to lower sales volume. Lower selling, general and administrative (SG&A) and research and development (R&D) expenses were mostly offset by unfavorable price realization and lower profit from Financial Products.
Total sales and revenues were $30.513 billion for the nine months ended September 30, 2020, a decrease of $10.143 billion, or 25 percent, compared with $40.656 billion for the nine months ended September 30, 2019. Profit per share for the nine months ended September 30, 2020, was $4.05, a decrease of $4.70, or 54 percent, compared with $8.75 for the nine months ended September 30, 2019. Profit per share for the nine months ended September 30, 2020, included a pre-tax net remeasurement gain of $55 million, or $0.08 per share, resulting from the settlements of pension obligations. Profit per share for the nine months ended September 30, 2019, included a discrete tax benefit related to U.S. tax reform of $178 million, or $0.31 per share. Profit for the nine months ended September 30, 2020, was $2.218 billion, a decrease of $2.777 billion, or 56 percent, compared with $4.995 billion for the nine months ended September 30, 2019.
Highlights for the third quarter of 2020 include:
•Total sales and revenues for the third quarter of 2020 were $9.881 billion, a decrease of $2.877 billion, or 23 percent, compared with $12.758 billion in the third quarter of 2019. The decline was due to lower sales volume driven by lower end-user demand for equipment and services. Sales were lower across all regions and in the three primary segments.
•Operating profit margin was 10.0 percent for the third quarter of 2020, compared with 15.8 percent for the third quarter of 2019.
•Third-quarter 2020 profit per share was $1.22, compared with $2.66 profit per share in the third quarter of 2019. Profit per share in the third quarter of 2020 included a pre-tax net remeasurement loss of $77 million, or $0.12 per share, resulting from the settlements of pension obligations.
•Enterprise operating cash flow was $1.734 billion in the third quarter of 2020. Caterpillar ended the third quarter with $9.3 billion of enterprise cash and more than $14 billion of available liquidity sources.
Highlights for the nine months ended September 30, 2020, include:
•Total sales and revenues were $30.513 billion for the nine months ended September 30, 2020, a decrease of $10.143 billion, or 25 percent, compared with $40.656 billion for the nine months ended September 30, 2019.
•Operating profit margin was 10.4 percent for the nine months ended September 30, 2020, compared with 15.8 percent for the nine months ended September 30, 2019.
•Profit per share for the nine months ended September 30, 2020, was $4.05, a decrease of $4.70, or 54 percent, compared with $8.75 for the nine months ended September 30, 2019. Profit per share for the nine months ended September 30, 2020, included a pre-tax net remeasurement gain of $55 million, or $0.08 per share, resulting from the settlements of pension obligations. Profit per share for the nine months ended September 30, 2019, included a discrete tax benefit related to U.S. tax reform of $178 million, or $0.31 per share.
•Enterprise operating cash flow was $4.255 billion for the nine months ended September 30, 2020.

Response to COVID-19 and Global Business Conditions:
Operational Status
Caterpillar continues to implement safeguards in its facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific regulatory requirements and guidance from health authorities.
As of mid-October 2020, globally and across Caterpillar’s three primary segments, nearly all of the company’s primary production facilities continued to operate. This continues to fluctuate as conditions warrant, including the pace of economic recovery and the potential for additional COVID-related temporary shutdowns.
The company has continued to take actions to reduce costs and prioritize its spending to provide for investment in services and expanded offerings, key elements of its strategy for profitable growth, which was introduced in 2017.
Notes:
•Glossary of terms is included on pages 68 - 70; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 76.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2019

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2019 (at left) and the third quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the third quarter of 2020 were $9.881 billion, a decrease of $2.877 billion, or 23 percent, compared with $12.758 billion in the third quarter of 2019. The decline was mostly due to lower sales volume driven by lower end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2019.
Sales were lower across all regions and the three primary segments.
North America sales declined 31 percent driven by lower end-user demand for equipment and services.
Sales decreased 37 percent in Latin America due to lower demand in most countries across the region and unfavorable currency impacts from a weaker Brazilian real.
EAME sales decreased 14 percent due to lower sales volume in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2019.
Asia/Pacific sales decreased 8 percent due to lower end-user demand and unfavorable price realization, partially offset by the impact from changes in dealer inventories. Dealers decreased inventories during the third quarter of 2019, compared with an increase during the third quarter of 2020. Sales were lower across the region, partially offset by higher sales in China driven by higher demand.
Dealers decreased machine and engine inventories about $600 million during the third quarter of 2020, compared with a decrease of about $400 million during the third quarter of 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealers to reduce their inventories by about $2.5 billion for the full-year 2020.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2020	$ Change	% Change

Construction Industries	$5,289	$(1,150)	$(60)	$(17)	$(6)	$4,056	$(1,233)	(23%)
Resource Industries	2,310	(425)	(46)	(4)	(19)	1,816	(494)	(21%)
Energy & Transportation	5,452	(1,086)	(16)	15	(204)	4,161	(1,291)	(24%)
All Other Segment	111	(3)	1	—	(3)	106	(5)	(5%)
Corporate Items and Eliminations	(1,188)	45	—	—	232	(911)	277
Machinery, Energy & Transportation Sales	11,974	(2,619)	(121)	(6)	—	9,228	(2,746)	(23%)

Financial Products Segment	865	—	—	—	(141)	724	(141)	(16%)
Corporate Items and Eliminations	(81)	—	—	—	10	(71)	10
Financial Products Revenues	784	—	—	—	(131)	653	(131)	(17%)

Consolidated Sales and Revenues	$12,758	$(2,619)	$(121)	$(6)	$(131)	$9,881	$(2,877)	(23%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2020
Construction Industries	$1,781	(35%)	$230	(44%)	$796	(24%)	$1,241	14%	$4,048		(23%)	$8	(43%)	$4,056	(23%)
Resource Industries	487	(38%)	269	(23%)	384	(3%)	564	(13%)	1,704		(22%)	112	(15%)	1,816	(21%)
Energy & Transportation	1,584	(26%)	221	(42%)	1,113	(9%)	557	(33%)	3,475		(24%)	686	(23%)	4,161	(24%)
All Other Segment	10	900%	1	(83%)	1	(88%)	13	8%	25		(7%)	81	(4%)	106	(5%)
Corporate Items and Eliminations	(22)		(2)		—		—		(24)			(887)		(911)
Machinery, Energy & Transportation Sales	3,840	(31%)	719	(37%)	2,294	(14%)	2,375	(8%)	9,228		(23%)	—	—	9,228	(23%)

Financial Products Segment	448	(20%)	63	(20%)	100	(2%)	113	(9%)	724	[1]	(16%)	—	—	724	(16%)
Corporate Items and Eliminations	(37)		(10)		(10)		(14)		(71)			—		(71)
Financial Products Revenues	411	(21%)	53	(17%)	90	(4%)	99	(9%)	653		(17%)	—	—	653	(17%)

Consolidated Sales and Revenues	$4,251	(30%)	$772	(36%)	$2,384	(14%)	$2,474	(8%)	$9,881		(23%)	$—	—	$9,881	(23%)

Third Quarter 2019
Construction Industries	$2,728		$413		$1,048		$1,086		$5,275			$14		$5,289
Resource Industries	789		349		396		645		2,179			131		2,310
Energy & Transportation	2,129		378		1,224		831		4,562			890		5,452
All Other Segment	1		6		8		12		27			84		111
Corporate Items and Eliminations	(62)		1		(7)		(1)		(69)			(1,119)		(1,188)
Machinery, Energy & Transportation Sales	5,585		1,147		2,669		2,573		11,974			—		11,974

Financial Products Segment	560		79		102		124		865	[1]		—		865
Corporate Items and Eliminations	(43)		(15)		(8)		(15)		(81)			—		(81)
Financial Products Revenues	517		64		94		109		784			—		784

Consolidated Sales and Revenues	$6,102		$1,211		$2,763		$2,682		$12,758			$—		$12,758

1 Includes revenues from Machinery, Energy & Transportation of $81 million and $131 million in the third quarter of 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2019 (at left) and the third quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the third quarter of 2020 was $985 million, a decrease of $1.035 billion, or 51 percent, compared with $2.020 billion in the third quarter of 2019. The decrease was primarily due to lower sales volume. Favorable selling, general and administrative (SG&A) and research and development (R&D) expenses were mostly offset by unfavorable price realization and lower profit from Financial Products.
SG&A/R&D expenses benefited from reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized in the third quarter of 2020, compared with about $130 million in the third quarter of 2019.
Operating profit margin was 10.0 percent for the third quarter of 2020, compared with 15.8 percent for the third quarter of 2019.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2020	Third Quarter 2019	$ Change	% Change
Construction Industries	$585	$940	$(355)	(38%)
Resource Industries	167	311	(144)	(46%)
Energy & Transportation	492	1,021	(529)	(52%)
All Other Segment	27	(21)	48	n/a
Corporate Items and Eliminations	(346)	(363)	17
Machinery, Energy & Transportation	925	1,888	(963)	(51%)

Financial Products Segment	142	218	(76)	(35%)
Corporate Items and Eliminations	(15)	21	(36)
Financial Products	127	239	(112)	(47%)
Consolidating Adjustments	(67)	(107)	40
Consolidated Operating Profit	$985	$2,020	$(1,035)	(51%)

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the third quarter of 2020 was $136 million, compared with $103 million in the third quarter of 2019. The increase was due to higher average debt outstanding during the third quarter of 2020, compared with the third quarter of 2019.
▪Other income (expense) in the third quarter of 2020 was income of $14 million, compared with income of $88 million in the third quarter of 2019. The change was primarily due to the unfavorable impacts from foreign currency exchange gains (losses) and lower investment and interest income.
▪The provision for income taxes for the third quarter of 2020 reflected an estimated annual tax rate of 31 percent, excluding the discrete items discussed below, compared with 26 percent for the third quarter of 2019. The increase in the estimated annual tax rate was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.
In the third quarter of 2020, we recorded discrete tax benefits of $80 million to adjust prior year U.S. taxes including the impact of regulations received in 2020 and $13 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In addition, we recorded a $12 million tax benefit related to the $77 million of net remeasurement loss resulting from the settlements of pension obligations. We excluded this net remeasurement loss and related tax benefit from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated.
Construction Industries
Construction Industries’ total sales were $4.056 billion in the third quarter of 2020, a decrease of $1.233 billion, or 23 percent, compared with $5.289 billion in the third quarter of 2019. The decrease was due to lower sales volume, driven by lower end-user demand and the impact from changes in dealer inventories. During the third quarter of 2020, dealers decreased inventories in all regions except for Asia/Pacific where dealers increased inventories, compared with the third quarter of 2019 when dealer inventories were about flat in all regions except for Asia/Pacific where dealers decreased inventories. Overall, dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2019.
▪In North America, sales decreased mostly due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. The lower end-user demand was driven primarily by pipeline and road construction.
▪Sales declined in Latin America primarily due to the impact from changes in dealer inventories and unfavorable currency impacts from a weaker Brazilian real.
▪In EAME, sales decreased mostly because of lower sales volume across the region, driven by lower end-user demand and the impact from changes in dealer inventories.
▪Sales increased in Asia/Pacific primarily due to the impact of changes in dealer inventories, partially offset by unfavorable price realization. The increase in sales was primarily driven by China demand, which was partially offset by lower sales in the rest of the region.
Construction Industries’ profit was $585 million in the third quarter of 2020, a decrease of $355 million, or 38 percent, compared with $940 million in the third quarter of 2019. The decrease was mainly due to lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses. Favorable manufacturing costs were driven by lower period manufacturing costs and favorable variable labor and burden. SG&A/R&D expenses and period manufacturing costs both benefited from cost reductions related to lower sales volumes.
Construction Industries’ profit as a percent of total sales was 14.4 percent in the third quarter of 2020, compared with 17.8 percent in the third quarter of 2019.
Resource Industries
Resource Industries’ total sales were $1.816 billion in the third quarter of 2020, a decrease of $494 million, or 21 percent, compared with $2.310 billion in the third quarter of 2019. The decrease was due to lower sales volume driven by lower end-user demand for equipment and aftermarket parts, partially offset by the impact of changes in dealer inventories. Dealers decreased inventories more during the third quarter of 2019 than during the third quarter of 2020. End-user demand was lower across non-residential construction and quarry and aggregates and mining, primarily in North America.

Resource Industries’ profit was $167 million in the third quarter of 2020, a decrease of $144 million, or 46 percent, compared with $311 million in the third quarter of 2019. The decrease was mainly because of lower sales volume and unfavorable price realization, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses. Favorable manufacturing costs were driven by lower period manufacturing costs, favorable material costs and lower warranty expense, partially offset by unfavorable cost absorption. Cost absorption was unfavorable as inventory increased in the third quarter of 2019, compared with a decrease in the third quarter of 2020. SG&A/R&D expenses, along with period manufacturing costs, benefited from lower short-term incentive compensation expense, other cost-reduction actions implemented in response to lower sales volumes and benefits from prior restructuring programs.
Resource Industries’ profit as a percent of total sales was 9.2 percent in the third quarter of 2020, compared with 13.5 percent in the third quarter of 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2020	Third Quarter 2019	$ Change	% Change
Oil and Gas	$734	$1,246	$(512)	(41%)
Power Generation	1,034	1,123	(89)	(8%)
Industrial	730	980	(250)	(26%)
Transportation	977	1,213	(236)	(19%)
External Sales	3,475	4,562	(1,087)	(24%)
Inter-segment	686	890	(204)	(23%)
Total Sales	$4,161	$5,452	$(1,291)	(24%)

Energy & Transportation’s total sales were $4.161 billion in the third quarter of 2020, a decrease of $1.291 billion, or 24 percent, compared with $5.452 billion in the third quarter of 2019. Sales declined across all applications and inter-segment engine sales.
▪Oil and Gas – Sales decreased mainly due to lower demand in North America for reciprocating engines used in gas compression and decreased sales of engine aftermarket parts. In addition, sales were lower for turbines and turbine-related services.
▪Power Generation – Sales decreased primarily due to lower sales volume in engine aftermarket parts, and small reciprocating engine applications, as well as turbines and turbine-related services. The sales decrease was partially offset by an increase in large reciprocating engine applications, mainly for data centers.
▪Industrial – Sales decreased due to lower demand across all regions.
▪Transportation – Sales declined in rail due to lower deliveries of locomotives and related services, primarily in North America, and in marine due to lower sales of engine aftermarket parts, primarily in EAME.
Energy & Transportation’s profit was $492 million in the third quarter of 2020, a decrease of $529 million, or 52 percent, compared with $1.021 billion in the third quarter of 2019. The decrease was due to lower sales volume, partially offset by lower SG&A/R&D expenses and period manufacturing costs. SG&A/R&D expenses and period manufacturing costs were mostly impacted by a reduction in short-term incentive compensation expense and other cost-reduction actions implemented in response to lower sales volumes. In addition, segment profit was unfavorably impacted by other operating income/expense and higher inventory write-downs during the third quarter of 2020.
Energy & Transportation’s profit as a percent of total sales was 11.8 percent in the third quarter of 2020, compared with 18.7 percent in the third quarter of 2019.
Financial Products Segment
Financial Products’ segment revenues were $724 million in the third quarter of 2020, a decrease of $141 million, or 16 percent, from the third quarter of 2019. The decrease was primarily because of lower average financing rates across all regions and lower average earning assets primarily in North America.

Financial Products’ segment profit was $142 million in the third quarter of 2020, compared with $218 million in the third quarter of 2019. The decrease was due to higher provision for credit losses, lower net yield on average earning assets and lower average earning assets at Cat Financial. These unfavorable impacts were partially offset by a reduction in SG&A expenses primarily due to lower short-term incentive compensation and employee benefit expenses.
At the end of the third quarter of 2020, past dues at Cat Financial were 3.81 percent, compared with 3.19 percent at the end of the third quarter of 2019. Past dues increased primarily due to the impacts of the COVID-19 pandemic, partially offset by decreases in the Caterpillar Power Finance and Latin American portfolios. Write-offs, net of recoveries, were $125 million for the third quarter of 2020, compared with $103 million for the third quarter of 2019. As of September 30, 2020, Cat Financial's allowance for credit losses totaled $460 million, or 1.74 percent of finance receivables, compared with $515 million, or 1.92 percent of finance receivables at June 30, 2020. The decrease in the allowance for credit losses was primarily driven by write-offs of previously reserved accounts in the Caterpillar Power Finance portfolio. The allowance for credit losses at year-end 2019 was $424 million, or 1.50 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $361 million in the third quarter of 2020, an increase of $19 million from the third quarter of 2019, primarily due to higher restructuring costs and an unfavorable change in fair value adjustments related to deferred compensation plans, partially offset by lower corporate costs and segment reporting methodology differences.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2019

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2019 (at left) and the nine months ended September 30, 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $30.513 billion for the nine months ended September 30, 2020, a decrease of $10.143 billion, or 25 percent, compared with $40.656 billion for the nine months ended September 30, 2019. The decline was due to lower sales volume driven by lower end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased machine and engine inventories about $1.8 billion during the nine months ended September 30, 2020, compared with an increase of about $1.4 billion during the nine months ended September 30, 2019. The changes in dealer inventories came primarily in Construction Industries and Resource Industries.
Sales were lower across all regions and in the three primary segments.
North America sales declined 33 percent driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the nine months ended September 30, 2020, compared with an increase during the nine months ended September 30, 2019.
Sales decreased 34 percent in Latin America due to lower demand in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the nine months ended September 30, 2020, compared with dealer inventories that were about flat during the nine months ended September 30, 2019.
EAME sales decreased 13 percent due to lower sales volume in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased inventories during the nine months ended September 30, 2019, compared with dealer inventories that were about flat during the nine months ended September 30, 2020.
Asia/Pacific sales decreased 18 percent due to lower demand across the region. Lower demand was driven by the impact from changes in dealer inventories and lower end-user demand. Dealers decreased inventories during the nine months ended September 30, 2020, compared with dealer inventories that were about flat during the nine months ended September 30, 2019.
Dealers decreased machine and engine inventories about $1.8 billion during the nine months ended September 30, 2020, compared with an increase of about $1.4 billion during the nine months ended September 30, 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealers to reduce their inventories by about $2.5 billion for the full-year 2020.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2020	$ Change	% Change

Construction Industries	$17,629	$(4,628)	$(396)	$(157)	$(38)	$12,410	$(5,219)	(30%)
Resource Industries	7,881	(1,967)	(88)	(89)	(11)	5,726	(2,155)	(27%)
Energy & Transportation	16,148	(2,630)	31	(86)	(804)	12,659	(3,489)	(22%)
All Other Segment	357	(17)	1	(1)	(10)	330	(27)	(8%)
Corporate Items and Eliminations	(3,646)	110	—	—	863	(2,673)	973
Machinery, Energy & Transportation Sales	38,369	(9,132)	(452)	(333)	—	28,452	(9,917)	(26%)

Financial Products Segment	2,588	—	—	—	(287)	2,301	(287)	(11%)
Corporate Items and Eliminations	(301)	—	—	—	61	(240)	61
Financial Products Revenues	2,287	—	—	—	(226)	2,061	(226)	(10%)

Consolidated Sales and Revenues	$40,656	$(9,132)	$(452)	$(333)	$(226)	$30,513	$(10,143)	(25%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2020
Construction Industries	$5,470	(41%)	$707	(37%)	$2,618	(17%)	$3,597	(12%)	$12,392		(29%)	$18	(68%)	$12,410	(30%)
Resource Industries	1,690	(40%)	859	(30%)	1,158	(12%)	1,686	(24%)	5,393		(28%)	333	(3%)	5,726	(27%)
Energy & Transportation	5,138	(22%)	667	(36%)	3,095	(9%)	1,734	(24%)	10,634		(20%)	2,025	(28%)	12,659	(22%)
All Other Segment	22	(4%)	4	(43%)	17	(26%)	38	(16%)	81		(17%)	249	(4%)	330	(8%)
Corporate Items and Eliminations	(35)		(5)		(4)		(4)		(48)			(2,625)		(2,673)
Machinery, Energy & Transportation Sales	12,285	(33%)	2,232	(34%)	6,884	(13%)	7,051	(18%)	28,452		(26%)	—	—%	28,452	(26%)

Financial Products Segment	1,466	(13%)	193	(14%)	298	(3%)	344	(9%)	2,301	[1]	(11%)	—	—%	2,301	(11%)
Corporate Items and Eliminations	(134)		(31)		(28)		(47)		(240)			—		(240)
Financial Products Revenues	1,332	(11%)	162	(14%)	270	(4%)	297	(8%)	2,061		(10%)	—	—%	2,061	(10%)

Consolidated Sales and Revenues	$13,617	(32%)	$2,394	(33%)	$7,154	(13%)	$7,348	(18%)	$30,513		(25%)	$—	—%	$30,513	(25%)

Nine Months Ended September 30, 2019
Construction Industries	$9,206		$1,124		$3,162		$4,081		$17,573			$56		$17,629
Resource Industries	2,798		1,220		1,310		2,209		7,537			344		7,881
Energy & Transportation	6,577		1,035		3,416		2,291		13,319			2,829		16,148
All Other Segment	23		7		23		45		98			259		357
Corporate Items and Eliminations	(142)		—		(15)		(1)		(158)			(3,488)		(3,646)
Machinery, Energy & Transportation Sales	18,462		3,386		7,896		8,625		38,369			—		38,369

Financial Products Segment	1,681		225		306		376		2,588	[1]		—		2,588
Corporate Items and Eliminations	(184)		(37)		(26)		(54)		(301)			—		(301)
Financial Products Revenues	1,497		188		280		322		2,287			—		2,287

Consolidated Sales and Revenues	$19,959		$3,574		$8,176		$8,947		$40,656			$—		$40,656

1 Includes revenues from Machinery, Energy & Transportation of $274 million and $398 million in the nine months ended September 30, 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2019 (at left) and the nine months ended September 30, 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2020, was $3.173 billion, a decrease of $3.267 billion, or 51 percent, compared with $6.440 billion for the nine months ended September 30, 2019. The decrease was due to lower sales volume and unfavorable price realization, partially offset by lower SG&A/R&D expenses and favorable manufacturing costs.
Lower SG&A/R&D expenses reflected reduced short-term incentive compensation expense, a favorable change in fair value adjustments related to deferred compensation plans and other cost reductions related to lower sales volumes.
Favorable manufacturing costs were mostly driven by lower period manufacturing costs and material costs, partially offset by higher warranty expense and the unfavorable impact of cost absorption. Period manufacturing costs declined primarily due to a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes. Cost absorption was unfavorable as inventory increased more during the nine months ended September 30, 2019, than during the nine months ended September 30, 2020.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized during the nine months ended September 30, 2020, compared with about $560 million during the nine months ended September 30, 2019.
Operating profit margin was 10.4 percent for the nine months ended September 30, 2020, compared with 15.8 percent for the nine months ended September 30, 2019.

Profit by Segment
(Millions of dollars)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change	% Change
Construction Industries	$1,743	$3,272	$(1,529)	(47%)
Resource Industries	623	1,368	(745)	(54%)
Energy & Transportation	1,718	2,745	(1,027)	(37%)
All Other Segment	31	15	16	107%
Corporate Items and Eliminations	(1,100)	(1,179)	79
Machinery, Energy & Transportation	3,015	6,221	(3,206)	(52%)

Financial Products Segment	395	622	(227)	(36%)
Corporate Items and Eliminations	(6)	(75)	69
Financial Products	389	547	(158)	(29%)
Consolidating Adjustments	(231)	(328)	97
Consolidated Operating Profit	$3,173	$6,440	$(3,267)	(51%)

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the nine months ended September 30, 2020, was $384 million, compared with $309 million for the nine months ended September 30, 2019. The increase was due to higher average debt outstanding during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019.
▪Other income/expense for the nine months ended September 30, 2020, was income of $265 million, compared with income of $316 million for the nine months ended September 30, 2019. The unfavorable change was primarily due to unfavorable impacts from foreign currency exchange gains (losses), lower investment and interest income, unfavorable impacts of equity securities at Insurance Services and commodity hedges. The company experienced higher foreign currency exchange net losses in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. The unfavorable impact of equity securities was due to unrealized gains in the nine months ended September 30, 2019, compared with unrealized losses in the nine months ended September 30, 2020. The unfavorable change was partially offset by a favorable impact from pension and other postemployment benefit (OPEB) plans, including a $55 million net remeasurement gain resulting from the settlements of pension obligations.
▪The provision for income taxes for the first nine months of 2020 reflected an estimated annual tax rate of 31 percent compared with 26 percent for the first nine months of 2019, excluding the discrete items discussed in the following paragraphs. The increase in the estimated annual tax rate was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2020, including the impact of U.S. tax on non-U.S. earnings as a result of U.S. tax reform.
During the first nine months of 2020, we recorded discrete tax benefits of $80 million to adjust prior year U.S. taxes including the impact of regulations received in 2020 and $21 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In addition, we recorded a $10 million tax charge related to the $55 million of net remeasurement gain resulting from the settlements of pension obligations. We excluded this net remeasurement gain and related tax from the estimated annual tax rate as the future period remeasurement impacts cannot currently be estimated.
During the first nine months of 2019, we recorded discrete tax benefits of $178 million to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings and $28 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Construction Industries
Construction Industries’ total sales were $12.410 billion for the nine months ended September 30, 2020, a decrease of $5.219 billion, or 30 percent, compared with $17.629 billion for the nine months ended September 30, 2019. The decrease was due to lower sales volume, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the nine months ended September 30, 2020, compared with an increase during the nine months ended September 30, 2019.
•In North America, sales decreased mostly due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers increased inventories during the nine months ended September 30, 2019, compared with a decrease during the nine months ended September 30, 2020.
•Sales declined in Latin America primarily due to the impact from changes in dealer inventories and unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories during the nine months ended September 30, 2020, compared with about flat during the nine months ended September 30, 2019.
•In EAME, sales decreased mostly due to lower end-user demand and the impact from changes in dealer inventories across most countries in the region. Dealers increased inventories more during the nine months ended September 30, 2019, than during the nine months ended September 30, 2020.
•Sales declined in Asia/Pacific primarily due to lower end-user demand across the region and unfavorable price realization due to competitive market conditions in China.
Construction Industries’ profit was $1.743 billion for the nine months ended September 30, 2020, a decrease of $1.529 billion, or 47 percent, compared with $3.272 billion for the nine months ended September 30, 2019. The decrease was mainly due to lower sales volume and unfavorable price realization primarily due to geographic product mix, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses. Favorable manufacturing costs were primarily due to lower period manufacturing costs and material costs, partially offset by higher warranty expense. Lower period manufacturing costs and SG&A/R&D expenses both reflected a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.

Construction Industries’ profit as a percent of total sales was 14.0 percent for the nine months ended September 30, 2020, compared with 18.6 percent for the nine months ended September 30, 2019.
Resource Industries
Resource Industries’ total sales were $5.726 billion for the nine months ended September 30, 2020, a decrease of $2.155 billion, or 27 percent, compared with $7.881 billion for the nine months ended September 30, 2019. The decrease was due to lower sales volume, driven by lower end-user demand for equipment and aftermarket parts, and the impact from changes in dealer inventories. Dealers decreased inventories during the nine months ended September 30, 2020, compared with an increase during the nine months ended September 30, 2019. Lower end-user demand was primarily driven by equipment supporting non-residential construction and quarry and aggregates. Mining equipment end-user demand and aftermarket parts demand were also down in the nine months ended September 30, 2020, though to a lesser extent. Mining equipment sales were impacted by mining company delays in capital expenditures due to pricing in certain commodities and overall economic uncertainty.
Resource Industries’ profit was $623 million for the nine months ended September 30, 2020, a decrease of $745 million, or 54 percent, compared with $1.368 billion for the nine months ended September 30, 2019. The decrease was mainly due to lower sales volume, partially offset by favorable manufacturing costs. Favorable manufacturing costs were mostly due to lower period manufacturing costs and material costs, partially offset by the unfavorable impact of cost absorption. Lower period manufacturing costs were driven by lower short-term incentive compensation expense, other cost-reduction actions implemented in response to lower sales volumes and the benefits of prior restructuring programs. Cost absorption was unfavorable as inventory increased during the nine months ended September 30, 2019, compared with inventory levels that were about flat during the nine months ended September 30, 2020.
Resource Industries’ profit as a percent of total sales was 10.9 percent for the nine months ended September 30, 2020, compared with 17.4 percent for the nine months ended September 30, 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change	% Change
Oil and Gas	$2,622	$3,682	$(1,060)	(29%)
Power Generation	2,783	3,180	(397)	(12%)
Industrial	2,209	2,841	(632)	(22%)
Transportation	3,020	3,616	(596)	(16%)
External Sales	10,634	13,319	(2,685)	(20%)
Inter-Segment	2,025	2,829	(804)	(28%)
Total Sales	$12,659	$16,148	$(3,489)	(22%)

Energy & Transportation’s total sales were $12.659 billion for the nine months ended September 30, 2020, a decrease of $3.489 billion, or 22 percent, compared with $16.148 billion for the nine months ended September 30, 2019. Sales declined across all applications and inter-segment engine sales.
•Oil and Gas – Sales decreased mainly due to lower demand in North America for reciprocating engines used in gas compression and decreased sales of engine aftermarket parts and lower sales of turbines and turbine-related services.
•Power Generation – Sales decreased primarily due to lower sales volume for reciprocating engines and aftermarket parts, as well as lower sales in turbines and turbine-related services.
•Industrial – Sales decreased due to lower demand across all regions.
•Transportation – Sales declined in rail due to lower deliveries of locomotives and related services and in marine applications primarily in EAME and Asia/Pacific.
Energy & Transportation’s profit was $1.718 billion for the nine months ended September 30, 2020, a decrease of $1.027 billion, or 37 percent, compared with $2.745 billion for the nine months ended September 30, 2019. The decrease was due to lower sales volume, partially offset by lower SG&A/R&D expenses and manufacturing costs. SG&A/R&D expenses and manufacturing costs were both impacted by a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes. In addition, segment profit was unfavorably impacted by other operating income/expense and higher inventory write-downs during the third quarter of 2020.

Energy & Transportation’s profit as a percent of total sales was 13.6 percent for the nine months ended September 30, 2020, compared with 17.0 percent for the nine months ended September 30, 2019.
Financial Products Segment
Financial Products’ segment revenues were $2.301 billion for the nine months ended September 30, 2020, a decrease of $287 million, or 11 percent, from the nine months ended September 30, 2019. The decrease was primarily because of lower average financing rates across all regions and lower average earning assets primarily in North America.
Financial Products’ segment profit was $395 million for the nine months ended September 30, 2020, compared with $622 million for the nine months ended September 30, 2019. The decrease was due to higher provision for credit losses at Cat Financial, an unfavorable impact from equity securities in Insurance Services, lower average earning assets and lower net yield on average earning assets. These unfavorable impacts were partially offset by a reduction in SG&A expenses primarily due to lower short-term incentive compensation and employee benefit expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.106 billion in the nine months ended September 30, 2020, a decrease of $148 million from the nine months ended September 30, 2019, primarily due to lower corporate costs, segment reporting methodology differences and a favorable change in fair value adjustments related to deferred compensation plans, partially offset by higher restructuring costs.

RESTRUCTURING COSTS

Restructuring costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

(Millions of dollars)	Three Months Ended September 30
	2020	2019
Employee separations [1]	$98	$8
Long-lived asset impairments [1]	2	3
Other [2]	12	13
Total restructuring costs	$112	$24

	Nine Months Ended September 30
	2020	2019
Employee separations [1]	$232	$33
Contract terminations [1]	3	—
Long-lived asset impairments [1]	25	39
Other [2]	36	110
Total restructuring costs	$296	$182

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, project management, accelerated depreciation and building demolition, all of which are primarily included in Cost of goods sold.

For the nine months ended September 30, 2020, the restructuring costs were primarily related to various voluntary and involuntary employee separation programs implemented across the company and strategic actions to address certain product lines, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. For the nine months ended September 30, 2019, the restructuring costs were primarily related to restructuring actions in Construction Industries and Energy & Transportation.

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)
Liability balance at December 31, 2018	$85
Increase in liability (separation charges)	48
Reduction in liability (payments)	(85)
Liability balance at December 31, 2019	48
Increase in liability (separation charges)	232
Reduction in liability (payments)	(131)
Liability balance at September 30, 2020	$149

Most of the liability balance at September 30, 2020 is expected to be paid in 2020 and 2021.
We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $200 million in 2020 compared with 2019.
GLOSSARY OF TERMS
1.All Other Segment – Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.
2.Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.
3.Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools.
4.Corporate Items and Eliminations – Includes corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting, certain restructuring costs, and inter-segment eliminations.
5.Currency – With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency only includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).
6.Dealer Inventories – Represents dealer machine and engine inventories, excluding aftermarket parts.
7.EAME – A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
8.Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

9.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries, and reciprocating engines supplied to the industrial industry as well as Cat machinery. Responsibilities also include the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America.
10.Financial Products – The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.
11.Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.
12.Latin America – A geographic region including Central and South American countries and Mexico.
13.Machinery, Energy & Transportation (ME&T) – The company defines ME&T as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T’s information relates to the design, manufacturing and marketing of its products.
14.Machinery, Energy & Transportation Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements, and accruals.
15.Manufacturing Costs – Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume, such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.
16.Mark-to-market gains/losses – Represents the net gain or loss of actual results differing from the company’s assumptions and the effects of changing assumptions for our defined benefit pension and OPEB plans. These gains and losses are immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.
17.Pension and Other Postemployment Benefit (OPEB) – The company’s defined-benefit pension and postretirement benefit plans.
18.Price Realization – The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.

19.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, rotary drills, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, select work tools, machinery components, electronics and control systems, and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.
20.Restructuring Costs – May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.
21.Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental sales impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.
22.Services – Enterprise services include, but are not limited to, aftermarket parts, Financial Products revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude most Financial Products revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. Despite lower volume in most of the industries we serve, we had positive operating cash flow in the first nine months of 2020 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first nine months of 2020 with $9.32 billion of cash, an increase of $1.03 billion from year-end 2019. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first nine months of 2020 was $4.26 billion, down $223 million compared to the same period last year. The decrease was primarily due to lower profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postretirement benefits. Partially offsetting lower profit were the absence of a discretionary pension contribution, reduced working capital requirements and lower payments for short-term incentive compensation during the first nine months of 2020 compared to the same period last year. Within working capital, changes in receivables and inventory favorably impacted cash flow, but were partially offset by unfavorable changes in accrued expenses and customer advances.
Total debt as of September 30, 2020 was $38.13 billion, an increase of $469 million from year-end 2019. Debt related to Financial Products decreased $1.51 billion, primarily due to lower portfolio funding requirements. Debt related to ME&T increased $1.98 billion in the first nine months of 2020. The increase was due to the issuance of new debt to maintain our strong financial position and increase liquidity. In April 2020, we issued $800 million of ten-year bonds at 2.6 percent and $1.2 billion of 30-year bonds at 3.25 percent.
As of September 30, 2020, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2020 was $2.75 billion. Information on our Credit Facility is as follows:
•In September 2020, we entered into a new 364-day facility of $3.15 billion (of which $824 million is available to ME&T) which expires in September 2021.

•The three-year facility, as amended and restated in September of 2019, of $2.73 billion (of which $715 million is available to ME&T) expires in September 2022.
•The five-year facility, as amended and restated in September of 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.
At September 30, 2020, Caterpillar’s consolidated net worth was $15.02 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2020, Cat Financial’s covenant interest coverage ratio was 1.69 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2020, Cat Financial’s six-month covenant leverage ratio was 6.76 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2020, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2020 were:

	September 30, 2020
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,105	175	2,930
Total credit lines available	13,605	2,925	10,680
Less: Commercial paper outstanding	(1,890)	—	(1,890)
Less: Utilized credit	(827)	—	(827)
Available credit	$10,888	$2,925	$7,963

The other external consolidated credit lines with banks as of September 30, 2020 totaled $3.11 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
Since the outbreak of the COVID-19 global pandemic, Caterpillar has taken actions to maintain our strong financial position and increase liquidity. During 2020, we raised $2.0 billion of incremental cash by issuing $800 million of ten-year bonds at 2.6 percent and $1.2 billion of 30-year bonds at 3.25 percent. We also entered into an incremental $3.9 billion short-term credit facility that was set to expire on December 31, 2020 and registered for $4.2 billion in commercial paper support programs available in the United States and Canada. In addition, Cat Financial issued $3.25 billion of medium-term notes in the quarter to refinance maturing medium-term notes and supplement its liquidity position. Due to our strong liquidity position, we chose to early terminate the $3.9 billion short-term credit facility on September 2, 2020. We also do not have any outstanding borrowings under either commercial paper support program as of the date of this filing.

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

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in Accounts payable in the Consolidated Statement of Financial Position were $468 million and $575 million at September 30, 2020 and December 31, 2019, respectively. The amounts settled through the Programs and paid to participating financial institutions were $2.4 billion and $3.1 billion during the first nine months of 2020 and 2019, respectively. We account for payments made under the Programs, the same as our other Accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Machinery, Energy & Transportation
Net cash provided by operating activities was $2.07 billion in the first nine months of 2020, compared with $2.63 billion for the same period in 2019. The decrease was primarily due to lower profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postretirement benefits. Partially offsetting lower profit were the absence of a discretionary pension contribution, lower payments for short-term incentive compensation and reduced working capital requirements during the first nine months of 2020 compared with the same period last year. Within working capital, changes in inventory and receivables favorably impacted cash flow, but were partially offset by unfavorable changes in accrued expenses and customer advances.
Net cash used for investing activities in the first nine months of 2020 was $66 million, compared with net cash provided of $138 million in the first nine months of 2019. The change was primarily due to a decrease in activity related to intercompany lending with Financial Products.
Net cash used for financing activities during the first nine months of 2020 was $742 million, compared with net cash used of $3.32 billion in the same period of 2019. The change was primarily due to a decrease in share repurchases of $2.15 billion and an increase in proceeds from the issuance of debt of $512 million in the first nine months of 2020 compared to the same period last year.
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
Operational excellence and commitments – Capital expenditures were $685 million during the first nine months of 2020, compared to $730 million for the same period in 2019. We expect ME&T’s capital expenditures in 2020 to be about $1.0 billion. We made $217 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2020. We currently anticipate full-year 2020 contributions of approximately $250 million. In comparison, we made $1.77 billion of contributions to our pension and other postretirement benefit plans during the first nine months of 2019.

Fund strategic growth initiatives and return capital to shareholders – We intend to utilize our liquidity and debt capacity to fund targeted investments that drive long-term profitable growth focused in the areas of expanded offerings and services, including acquisitions.
As part of our capital allocation strategy, ME&T free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define ME&T free cash flow as cash from ME&T operations excluding discretionary pension and other postretirement benefit plan contributions less capital expenditures. A goal of our capital allocation strategy is to return substantially all ME&T free cash flow to shareholders through the cycles in the form of dividends and share repurchases, while maintaining our mid-A rating.
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first nine months of 2020, we repurchased $1.13 billion of Caterpillar common stock, with $4.82 billion remaining under the 2018 Authorization as of September 30, 2020. Our basic shares outstanding as of September 30, 2020 were approximately 543 million. Due to current economic uncertainty, we have temporarily suspended our share repurchase program and do not expect to repurchase any additional shares in 2020. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2020, the Board of Directors approved maintaining our quarterly dividend representing $1.03 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.68 billion in the first nine months of 2020.

Financial Products
Financial Products operating cash flow was $1.04 billion in the first nine months of 2020, compared with $1.18 billion for the same period a year ago. Net cash provided by investing activities was $885 million for the first nine months of 2020, compared with net cash used of $101 million for the same period in 2019. The change was primarily due to higher collections of finance receivables and other portfolio activity. Net cash used for financing activities was $2.10 billion for the first nine months of 2020, compared with net cash used of $433 million for the same period in 2019. The change was primarily due to lower portfolio funding requirements.

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

On January 27, 2020, the Brazilian Federal Environmental Agency (“IBAMA”) issued Caterpillar Brasil Ltda a notice of violation regarding allegations around the requirements for use of imported oils at the Piracicaba, Brazil facility. We have instituted processes to address the allegations. While we are still discussing resolution of these allegations with IBAMA, the initial notice from IBAMA included a proposed fine of approximately $300,000. We do not expect this fine or our response to address the allegations to have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2020. The discount rates for our U.S. pension plans were 2.6 percent and 3.2 percent as of September 30, 2020 and December 31, 2019, respectively. Asset returns as of September 30, 2020 for our U.S. pension plans were 8.8 percent compared to an expected return on plan assets for 2020 of 5.1 percent. It is difficult to predict the December 31, 2020 adjustment amount, as it is dependent on several factors including discount rate, actual returns on plan assets and other actuarial assumptions.

Order Backlog
At the end of the third quarter of 2020, the dollar amount of backlog believed to be firm was approximately $13.4 billion, about $500 million higher than the second quarter of 2020. The order backlog increased in Construction Industries, while Energy & Transportation and Resource Industries were about flat. Compared with the third quarter of 2019, the order backlog decreased about $1.2 billion with decreases across the three primary segments. Of the total backlog at September 30, 2020, approximately $3.8 billion was not expected to be filled in the following twelve months.

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

Reconciliations of adjusted profit per share to the most directly comparable GAAP measure, profit per share - diluted are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Profit per share - diluted	$1.22	$2.66	$4.05	$8.75
Per share remeasurement (gain) loss of pension obligations [1]	$0.12	$—	$(0.08)	$—
Per share U.S. tax reform impact	$—	$—	$—	$(0.31)
Adjusted profit per share	$1.34	$2.66	$3.97	$8.44
1 At statutory tax rates.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30
	2020	2019
ME&T net cash provided by operating activities [1]	$2,065	$2,632
ME&T discretionary pension contributions	$—	$1,500
ME&T capital expenditures	$(685)	$(730)
ME&T free cash flow	$1,380	$3,402
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 84 - 85.

Supplemental Consolidating Data

The Company is providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – We define ME&T as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T’s information relates to the design, manufacturing and marketing of our products.

Financial Products – We define Financial Products as it is presented in the supplemental data as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

Consolidating Adjustments – Eliminations of transactions between ME&T and Financial Products.

The nature of the ME&T and Financial Products businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We believe this presentation will assist readers in understanding our business.

Pages 78 to 92 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,228	$9,228	$—	$—
Revenues of Financial Products	653	—	740	(87)	[1]
Total sales and revenues	9,881	9,228	740	(87)

Operating costs:
Cost of goods sold	6,919	6,921	—	(2)	[2]
Selling, general and administrative expenses	1,126	943	189	(6)	[2]
Research and development expenses	344	344	—	—
Interest expense of Financial Products	137	—	137	—
Other operating (income) expenses	370	95	287	(12)	[2]
Total operating costs	8,896	8,303	613	(20)

Operating profit	985	925	127	(67)

Interest expense excluding Financial Products	136	136	—	—
Other income (expense)	14	(62)	9	67	[3]

Consolidated profit before taxes	863	727	136	—

Provision (benefit) for income taxes	187	133	54	—
Profit of consolidated companies	676	594	82	—

Equity in profit (loss) of unconsolidated affiliated companies	(5)	(4)	—	(1)	[4]

Profit of consolidated and affiliated companies	671	590	82	(1)

Less: Profit (loss) attributable to noncontrolling interests	3	—	4	(1)	[5]

Profit [6]	$668	$590	$78	$—

1Elimination of Financial Products’ revenues earned from ME&T.
2Elimination of net expenses recorded by ME&T paid to Financial Products.
3Elimination of discount recorded by ME&T on receivables sold to Financial Products and of interest earned between ME&T and Financial Products as well as dividends paid by Financial Products to ME&T.
4Elimination of equity profit (loss) earned from Financial Products’ subsidiaries partially owned by ME&T subsidiaries.
5Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
6Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$28,452	$28,452	$—	$—
Revenues of Financial Products	2,061	—	2,350	(289)	[1]
Total sales and revenues	30,513	28,452	2,350	(289)

Operating costs:
Cost of goods sold	21,298	21,302	—	(4)	[2]
Selling, general and administrative expenses	3,426	2,867	572	(13)	[2]
Research and development expenses	1,041	1,041	—	—
Interest expense of Financial Products	461	—	462	(1)	[3]
Other operating (income) expenses	1,114	227	927	(40)	[2]
Total operating costs	27,340	25,437	1,961	(58)

Operating profit	3,173	3,015	389	(231)

Interest expense excluding Financial Products	384	383	—	1	[3]
Other income (expense)	265	60	(7)	212	[4]

Consolidated profit before taxes	3,054	2,692	382	(20)

Provision (benefit) for income taxes	839	720	119	—
Profit of consolidated companies	2,215	1,972	263	(20)

Equity in profit (loss) of unconsolidated affiliated companies	8	18	—	(10)	[5]

Profit of consolidated and affiliated companies	2,223	1,990	263	(30)

Less: Profit (loss) attributable to noncontrolling interests	5	2	13	(10)	[6]

Profit [7]	$2,218	$1,988	$250	$(20)

1Elimination of Financial Products’ revenues earned from ME&T.
2Elimination of net expenses recorded by ME&T paid to Financial Products.
3Elimination of interest expense recorded between Financial Products and ME&T.
4Elimination of discount recorded by ME&T on receivables sold to Financial Products and of interest earned between ME&T and Financial Products as well as dividends paid by Financial Products to ME&T.
5Elimination of equity profit (loss) earned from Financial Products’ subsidiaries partially owned by ME&T subsidiaries.
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,974	$11,974	$—	$—
Revenues of Financial Products	784	—	920	(136)	[1]
Total sales and revenues	12,758	11,974	920	(136)

Operating costs:
Cost of goods sold	8,569	8,569	—	—
Selling, general and administrative expenses	1,251	1,095	163	(7)	[2]
Research and development expenses	431	431	—	—
Interest expense of Financial Products	189	—	198	(9)	[3]
Other operating (income) expenses	298	(9)	320	(13)	[2]
Total operating costs	10,738	10,086	681	(29)

Operating profit	2,020	1,888	239	(107)

Interest expense excluding Financial Products	103	103	—	—
Other income (expense)	88	(27)	8	107	[4]

Consolidated profit before taxes	2,005	1,758	247	—

Provision (benefit) for income taxes	518	457	61	—
Profit of consolidated companies	1,487	1,301	186	—

Equity in profit (loss) of unconsolidated affiliated companies	7	12	—	(5)	[5]

Profit of consolidated and affiliated companies	1,494	1,313	186	(5)

Less: Profit (loss) attributable to noncontrolling interests	—	(1)	6	(5)	[6]

Profit [7]	$1,494	$1,314	$180	$—

1Elimination of Financial Products’ revenues earned from ME&T.
2Elimination of net expenses recorded by ME&T paid to Financial Products.
3Elimination of interest expense recorded between Financial Products and ME&T.
4Elimination of discount recorded by ME&T on receivables sold to Financial Products and of interest earned between ME&T and Financial Products as well as dividends paid by Financial Products to ME&T.
5Elimination of equity profit (loss) earned from Financial Products’ subsidiaries partially owned by ME&T subsidiaries.
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$38,369	$38,369	$—	$—
Revenues of Financial Products	2,287	—	2,684	(397)	[1]
Total sales and revenues	40,656	38,369	2,684	(397)

Operating costs:
Cost of goods sold	27,513	27,515	—	(2)	[2]
Selling, general and administrative expenses	3,879	3,324	564	(9)	[2]
Research and development expenses	1,307	1,307	—	—
Interest expense of Financial Products	571	—	599	(28)	[3]
Other operating (income) expenses	946	2	974	(30)	[2]
Total operating costs	34,216	32,148	2,137	(69)

Operating profit	6,440	6,221	547	(328)

Interest expense excluding Financial Products	309	318	—	(9)	[3]
Other income (expense)	316	(71)	68	319	[4]

Consolidated profit before taxes	6,447	5,832	615	—

Provision (benefit) for income taxes	1,470	1,294	176	—
Profit of consolidated companies	4,977	4,538	439	—

Equity in profit (loss) of unconsolidated affiliated companies	20	36	—	(16)	[5]

Profit of consolidated and affiliated companies	4,997	4,574	439	(16)

Less: Profit (loss) attributable to noncontrolling interests	2	1	17	(16)	[6]

Profit [7]	$4,995	$4,573	$422	$—

1Elimination of Financial Products’ revenues earned from ME&T.
2Elimination of net expenses recorded by ME&T paid to Financial Products.
3Elimination of interest expense recorded between Financial Products and ME&T.
4Elimination of discount recorded by ME&T on receivables sold to Financial Products and of interest earned between ME&T and Financial Products as well as dividends paid by Financial Products to ME&T.
5Elimination of equity profit (loss) earned from Financial Products’ subsidiaries partially owned by ME&T subsidiaries.
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$9,315	$8,512	$803	$—
Receivables – trade and other	6,969	2,484	497	3,988	[1,2]
Receivables – finance	8,966	—	13,120	(4,154)	[2]
Prepaid expenses and other current assets	1,831	1,372	634	(175)	[3]
Inventories	11,453	11,453	—	—
Total current assets	38,534	23,821	15,054	(341)

Property, plant and equipment – net	12,232	8,156	4,076	—
Long-term receivables – trade and other	1,149	294	181	674	[1,2]
Long-term receivables – finance	12,209	—	12,900	(691)	[2]
Noncurrent deferred and refundable income taxes	1,440	1,979	101	(640)	[4]
Intangible assets	1,363	1,363	—	—
Goodwill	6,304	6,304	—	—
Other assets	3,510	2,887	1,815	(1,192)	[5]
Total assets	$76,741	$44,804	$34,127	$(2,190)

Liabilities
Current liabilities:
Short-term borrowings	$2,660	$—	$2,660	$—
Short-term borrowings with consolidated companies	—	—	—	—
Accounts payable	5,193	5,174	187	(168)	[6]
Accrued expenses	3,510	3,131	379	—
Accrued wages, salaries and employee benefits	1,069	1,055	14	—
Customer advances	1,209	1,209	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,978	1,509	666	(197)	[4,7]
Long-term debt due within one year	9,359	1,397	7,962	—
Total current liabilities	24,978	13,475	11,868	(365)

Long-term debt due after one year	26,107	9,757	16,365	(15)	[8]
Liability for postemployment benefits	6,254	6,253	1	—
Other liabilities	4,408	3,739	1,384	(715)	[4]
Total liabilities	61,747	33,224	29,618	(1,095)
Commitments and contingencies
Shareholders’ equity
Common stock	6,204	6,204	919	(919)	[9]
Treasury stock	(25,315)	(25,315)	—	—
Profit employed in the business	35,508	31,285	4,214	9	[9]
Accumulated other comprehensive income (loss)	(1,448)	(636)	(812)	—
Noncontrolling interests	45	42	188	(185)	[9]
Total shareholders’ equity	14,994	11,580	4,509	(1,095)
Total liabilities and shareholders’ equity	$76,741	$44,804	$34,127	$(2,190)

1     Elimination of receivables between ME&T and Financial Products.
2     Reclassification of ME&T’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3     Elimination of ME&T’s insurance premiums that are prepaid to Financial Products.
4     Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
5     Elimination of other intercompany assets between ME&T and Financial Products.
6     Elimination of payables between ME&T and Financial Products.
7     Elimination of prepaid insurance in Financial Products’ other liabilities.
8     Elimination of debt between ME&T and Financial Products.
9     Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$8,284	$7,299	$985	$—
Receivables – trade and other	8,568	3,737	451	4,380	[1,2]
Receivables – finance	9,336	—	14,489	(5,153)	[2]
Prepaid expenses and other current assets	1,739	1,290	529	(80)	[3]
Inventories	11,266	11,266	—	—
Total current assets	39,193	23,592	16,454	(853)

Property, plant and equipment – net	12,904	8,606	4,298	—
Long-term receivables – trade and other	1,193	348	152	693	[1,2]
Long-term receivables – finance	12,651	—	13,354	(703)	[2]
Noncurrent deferred and refundable income taxes	1,411	2,002	117	(708)	[4]
Intangible assets	1,565	1,565	—	—
Goodwill	6,196	6,196	—	—
Other assets	3,340	2,953	1,572	(1,185)	[5]
Total assets	$78,453	$45,262	$35,947	$(2,756)

Liabilities
Current liabilities:
Short-term borrowings	$5,166	$5	$5,161	$—
Short-term borrowings with consolidated companies	—	—	600	(600)	[6]
Accounts payable	5,957	5,918	212	(173)	[7]
Accrued expenses	3,750	3,415	335	—
Accrued wages, salaries and employee benefits	1,629	1,580	49	—
Customer advances	1,187	1,187	—	—
Dividends payable	567	567	—	—
Other current liabilities	2,155	1,689	566	(100)	[4,8]
Long-term debt due within one year	6,210	16	6,194	—
Total current liabilities	26,621	14,377	13,117	(873)

Long-term debt due after one year	26,281	9,151	17,140	(10)	[6]
Liability for postemployment benefits	6,599	6,599	—	—
Other liabilities	4,323	3,681	1,430	(788)	[4]
Total liabilities	63,824	33,808	31,687	(1,671)
Commitments and contingencies
Shareholders’ equity
Common stock	5,935	5,935	919	(919)	[9]
Treasury stock	(24,217)	(24,217)	—	—
Profit employed in the business	34,437	30,434	3,997	6	[9]
Accumulated other comprehensive income (loss)	(1,567)	(739)	(828)	—
Noncontrolling interests	41	41	172	(172)	[9]
Total shareholders’ equity	14,629	11,454	4,260	(1,085)
Total liabilities and shareholders’ equity	$78,453	$45,262	$35,947	$(2,756)

1     Elimination of receivables between ME&T and Financial Products.
2     Reclassification of ME&T’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3     Elimination of ME&T’s insurance premiums that are prepaid to Financial Products.
4     Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
5     Elimination of other intercompany assets between ME&T and Financial Products.
6     Elimination of debt between ME&T and Financial Products.
7     Elimination of payables between ME&T and Financial Products.
8     Elimination of prepaid insurance in Financial Products’ other liabilities.
9     Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,223	$1,990	$263	$(30)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,815	1,217	598	—
Net gain on remeasurement of pension obligations	(55)	(55)	—	—
Provision (benefit) for deferred income taxes	(38)	(5)	(33)	—
Other	919	494	167	258	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,473	616	(54)	911	[2,3]
Inventories	(139)	(130)	—	(9)	[2]
Accounts payable	(596)	(599)	(6)	9	[2]
Accrued expenses	(286)	(314)	28	—
Accrued wages, salaries and employee benefits	(547)	(512)	(35)	—
Customer advances	13	13	—	—
Other assets – net	(15)	(136)	26	95	[2]
Other liabilities – net	(512)	(514)	83	(81)	[2]
Net cash provided by (used for) operating activities	4,255	2,065	1,037	1,153

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(686)	(687)	(11)	12	[2]
Expenditures for equipment leased to others	(805)	2	(823)	16	[2]
Proceeds from disposals of leased assets and property, plant and equipment	550	119	451	(20)	[2]
Additions to finance receivables	(9,278)	—	(10,234)	956	[3]
Collections of finance receivables	9,656	—	10,822	(1,166)	[3]
Net intercompany purchased receivables	—	—	971	(971)	[3]
Proceeds from sale of finance receivables	37	—	37	—
Net intercompany borrowings	—	599	6	(605)	[4]
Investments and acquisitions (net of cash acquired)	(93)	(93)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	13	13	—	—
Proceeds from sale of securities	239	17	222	—
Investments in securities	(512)	(15)	(497)	—
Other – net	(80)	(21)	(59)	—
Net cash provided by (used for) investing activities	(959)	(66)	885	(1,778)

Cash flow from financing activities:
Dividends paid	(1,683)	(1,683)	(20)	20	[5]
Common stock issued, including treasury shares reissued	110	110	—	—
Common shares repurchased	(1,130)	(1,130)	—	—
Net intercompany borrowings	—	(6)	(599)	605	[4]
Proceeds from debt issued (original maturities greater than three months)	9,418	1,991	7,427	—
Payments on debt (original maturities greater than three months)	(6,789)	(18)	(6,771)	—
Short-term borrowings – net (original maturities three months or less)	(2,138)	(5)	(2,133)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(2,213)	(742)	(2,096)	625
Effect of exchange rate changes on cash	(56)	(47)	(9)	—
Increase (decrease) in cash and short-term investments and restricted cash	1,027	1,210	(183)	—
Cash and short-term investments and restricted cash at beginning of period	8,292	7,302	990	—
Cash and short-term investments and restricted cash at end of period	$9,319	$8,512	$807	$—

1    Elimination of equity profit earned from Financial Products' subsidiaries partially owned by ME&T subsidiaries.
2    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
3    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
4    Elimination of net proceeds and payments to/from ME&T and Financial Products.
5    Elimination of dividend activity between Financial Products and ME&T.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2019
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,997	$4,574	$439	$(16)	[1]
Adjustments for non-cash items:
Depreciation and amortization	1,933	1,283	650	—
Provision (benefit) for deferred income taxes	(13)	9	(22)	—
Other	627	379	(111)	359	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	427	125	(16)	318	[2,3]
Inventories	(676)	(702)	—	26	[2]
Accounts payable	(669)	(651)	6	(24)	[2]
Accrued expenses	114	105	11	(2)	[2]
Accrued wages, salaries and employee benefits	(858)	(865)	7	—
Customer advances	169	171	—	(2)	[2]
Other assets – net	19	(66)	63	22	[2]
Other liabilities – net	(1,592)	(1,730)	150	(12)	[2]
Net cash provided by (used for) operating activities	4,478	2,632	1,177	669

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(723)	(709)	(14)	—
Expenditures for equipment leased to others	(1,133)	(21)	(1,151)	39	[2]
Proceeds from disposals of leased assets and property, plant and equipment	812	149	766	(103)	[2]
Additions to finance receivables	(9,453)	—	(10,633)	1,180	[3]
Collections of finance receivables	9,144	—	10,166	(1,022)	[3]
Net intercompany purchased receivables	—	—	763	(763)	[3]
Proceeds from sale of finance receivables	183	—	183	—
Net intercompany borrowings	—	721	1	(722)	[4]
Investments and acquisitions (net of cash acquired)	(6)	(6)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	3	3	—	—
Proceeds from sale of securities	281	16	265	—
Investments in securities	(425)	(16)	(409)	—
Other – net	(37)	1	(38)	—
Net cash provided by (used for) investing activities	(1,354)	138	(101)	(1,391)

Cash flow from financing activities:
Dividends paid	(1,564)	(1,564)	—	—
Common stock issued, including treasury shares reissued	59	59	—	—
Common shares repurchased	(3,283)	(3,283)	—	—
Net intercompany borrowings	—	(1)	(721)	722	[4]
Proceeds from debt issued (original maturities greater than three months)	8,827	1,479	7,348	—
Payments on debt (original maturities greater than three months)	(6,062)	(8)	(6,054)	—
Short-term borrowings – net (original maturities three months or less)	(1,006)	—	(1,006)	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	(3,031)	(3,320)	(433)	722
Effect of exchange rate changes on cash	(47)	(38)	(9)	—
Increase (decrease) in cash and short-term investments and restricted cash	46	(588)	634	—
Cash and short-term investments and restricted cash at beginning of period	7,890	6,994	896	—
Cash and short-term investments and restricted cash at end of period	$7,936	$6,406	$1,530	$—

1    Elimination of equity profit earned from Financial Products' subsidiaries partially owned by ME&T subsidiaries.
2    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
3    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
4    Elimination of net proceeds and payments to/from ME&T and Financial Products.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Three Months Ended September 30, 2020
Profit from reportable segments:
Construction Industries	$585	$585	$—
Resource Industries	167	167	—
Energy & Transportation	492	492	—
Financial Products Segment	142	—	142
Total profit from reportable segments	1,386	1,244	142
Profit from all other operating segment	27	27	—
Cost centers	9	9	—
Corporate costs	(122)	(122)	—
Timing	(39)	(39)	—
Restructuring costs	(87)	(87)	—
Methodology differences:
Inventory/cost of sales	(7)	(7)	—
Postretirement benefit expense	(32)	(32)	—
Stock-based compensation expense	(55)	(53)	(2)
Financing costs	(125)	(125)	—
Currency	(22)	(22)	—
Other income/expense methodology differences	(72)	(72)	—
Other methodology differences	2	6	(4)
Total consolidated profit before taxes	$863	$727	$136

Three Months Ended September 30, 2019
Profit from reportable segments:
Construction Industries	$940	$940	$—
Resource Industries	311	311	—
Energy & Transportation	1,021	1,021	—
Financial Products Segment	218	—	218
Total profit from reportable segments	2,490	2,272	218
Profit from all other operating segment	(21)	(21)	—
Cost centers	(9)	(9)	—
Corporate costs	(167)	(168)	1
Timing	6	6	—
Restructuring costs	(20)	(20)	—
Methodology differences:
Inventory/cost of sales	25	25	—
Postretirement benefit expense	19	19	—
Stock-based compensation expense	(57)	(55)	(2)
Financing costs	(58)	(58)	—
Currency	(62)	(62)	—
Other income/expense methodology differences	(124)	(124)	—
Other methodology differences	(17)	(47)	30
Total consolidated profit before taxes	$2,005	$1,758	$247

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Nine Months Ended September 30, 2020
Profit from reportable segments:
Construction Industries	$1,743	$1,743	$—
Resource Industries	623	623	—
Energy & Transportation	1,718	1,718	—
Financial Products Segment	395	—	395
Total profit from reportable segments	4,479	4,084	395
Profit from all other operating segment	31	31	—
Cost centers	18	18	—
Corporate costs	(409)	(403)	(6)
Timing	(90)	(90)	—
Restructuring costs	(211)	(210)	(1)
Methodology differences:
Inventory/cost of sales	(25)	(25)	—
Postretirement benefit expense	253	253	—
Stock-based compensation expense	(169)	(163)	(6)
Financing costs	(324)	(324)	—
Currency	(230)	(230)	—
Other income/expense methodology differences	(244)	(224)	—
Other methodology differences	(25)	(25)	—
Total consolidated profit before taxes	$3,054	$2,692	$382

Nine Months Ended September 30, 2019
Profit from reportable segments:
Construction Industries	$3,272	$3,272	$—
Resource Industries	1,368	1,368	—
Energy & Transportation	2,745	2,745	—
Financial Products Segment	622	—	622
Total profit from reportable segments	8,007	7,385	622
Profit from all other operating segment	15	15	—
Cost centers	32	32	—
Corporate costs	(492)	(487)	(5)
Timing	(118)	(118)	—
Restructuring costs	(162)	(131)	(31)
Methodology differences:
Inventory/cost of sales	24	24	—
Postretirement benefit expense	4	4	—
Stock-based compensation expense	(170)	(164)	(6)
Financing costs	(173)	(173)	—
Currency	(110)	(110)	—
Other income/expense methodology differences	(374)	(374)	—
Other methodology differences	(36)	(71)	35
Total consolidated profit before taxes	$6,447	$5,832	$615

Reconciliation of Assets:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
September 30, 2020
Assets from reportable segments:
Construction Industries	$4,507	$4,507	$—	$—
Resource Industries	6,188	6,188	—	—
Energy & Transportation	8,752	8,752	—	—
Financial Products Segment	34,014	—	34,014	—
Total assets from reportable segments	53,461	19,447	34,014	—
Assets from All Other operating segment	1,610	1,610	—	—
Items not included in segment assets:
Cash and short-term investments	8,512	8,512	—	—
Intercompany receivables	—	108	—	(108)
Deferred income taxes	1,339	1,979	—	(640)
Goodwill and intangible assets	4,737	4,737	—	—
Property, plant and equipment – net and other assets	2,608	3,704	—	(1,096)
Inventory methodology differences	(2,560)	(2,560)	—	—
Liabilities included in segment assets	7,720	7,720	—	—
Other	(686)	(453)	113	(346)
Total assets	$76,741	$44,804	$34,127	$(2,190)

December 31, 2019
Assets from reportable segments:
Construction Industries	$4,601	$4,601	$—	$—
Resource Industries	6,505	6,505	—	—
Energy & Transportation	8,548	8,548	—	—
Financial Products Segment	35,813	—	35,813	—
Total assets from reportable segments	55,467	19,654	35,813	—
Assets from All Other operating segment	1,728	1,728	—	—
Items not included in segment assets:
Cash and short-term investments	7,299	7,299	—	—
Intercompany receivables	—	758	—	(758)
Deferred income taxes	1,294	2,002	—	(708)
Goodwill and intangible assets	4,435	4,435	—	—
Property, plant and equipment – net and other assets	2,529	3,614	—	(1,085)
Inventory methodology differences	(2,426)	(2,426)	—	—
Liabilities included in segment assets	8,541	8,541	—	—
Other	(414)	(343)	134	(205)
Total assets	$78,453	$45,262	$35,947	$(2,756)

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Three Months Ended September 30, 2020
Depreciation and amortization from reportable segments:
Construction Industries	$61	$61	$—
Resource Industries	105	105	—
Energy & Transportation	147	147	—
Financial Products Segment	174	—	174
Total depreciation and amortization from reportable segments	487	313	174
Items not included in segment depreciation and amortization:
All Other operating segment	71	71	—
Cost centers	31	31	—
Other	4	(3)	7
Total depreciation and amortization	$593	$412	$181

Three Months Ended September 30, 2019
Depreciation and amortization from reportable segments:
Construction Industries	$73	$73	$—
Resource Industries	113	113	—
Energy & Transportation	157	157	—
Financial Products Segment	209	—	209
Total depreciation and amortization from reportable segments	552	343	209
Items not included in segment depreciation and amortization:
All Other operating segment	53	53	—
Cost centers	35	35	—
Other	5	(3)	8
Total depreciation and amortization	$645	$428	$217

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
Nine Months Ended September 30, 2020
Depreciation and amortization from reportable segments:
Construction Industries	$183	$183	$—
Resource Industries	312	312	—
Energy & Transportation	442	442	—
Financial Products Segment	577	—	577
Total depreciation and amortization from reportable segments	1,514	937	577
Items not included in segment depreciation and amortization:		0	0
All Other operating segment	196	196	—
Cost centers	96	96	—
Other	9	(12)	21
Total depreciation and amortization	$1,815	$1,217	$598

Nine Months Ended September 30, 2019		0	0
Depreciation and amortization from reportable segments:
Construction Industries	$220	$220	$—
Resource Industries	337	337	—
Energy & Transportation	464	464	—
Financial Products Segment	622	—	622
Total depreciation and amortization from reportable segments	1,643	1,021	622
Items not included in segment depreciation and amortization:
All Other operating segment	158	158	—
Cost centers	100	100	—
Other	32	4	28
Total depreciation and amortization	$1,933	$1,283	$650

Reconciliation of Capital expenditures:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Three Months Ended September 30, 2020
Capital expenditures from reportable segments:
Construction Industries	$37	$37	$—	$—
Resource Industries	10	10	—	—
Energy & Transportation	100	100	—	—
Financial Products Segment	280	—	280	—
Total capital expenditures from reportable segments	427	147	280	—
Items not included in segment capital expenditures:
All Other operating segment	46	46	—	—
Cost centers	8	8	—	—
Timing	1	1	—	—
Other	11	19	7	(15)
Total capital expenditures	$493	$221	$287	$(15)

Three Months Ended September 30, 2019
Capital expenditures from reportable segments:
Construction Industries	$48	$48	$—	$—
Resource Industries	31	31	—	—
Energy & Transportation	150	150	—	—
Financial Products Segment	388	—	388	—
Total capital expenditures from reportable segments	617	229	388	—
Items not included in segment capital expenditures:
All Other operating segment	34	34	—	—
Cost centers	22	22	—	—
Timing	(21)	(21)	—	—
Other	(21)	(26)	41	(36)
Total capital expenditures	$631	$238	$429	$(36)

Reconciliation of Capital expenditures:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Nine Months Ended September 30, 2020
Capital expenditures from reportable segments:
Construction Industries	$85	$85	$—	$—
Resource Industries	63	63	—	—
Energy & Transportation	331	331	—	—
Financial Products Segment	783	—	783	—
Total capital expenditures from reportable segments	1,262	479	783	—
Items not included in segment capital expenditures:
All Other operating segment	84	84	—	—
Cost centers	23	23	—	—
Timing	147	147	—	—
Other	(25)	(48)	51	(28)
Total capital expenditures	$1,491	$685	$834	$(28)

Nine Months Ended September 30, 2019
Capital expenditures from reportable segments:
Construction Industries	$117	$117	$—	$—
Resource Industries	91	91	—	—
Energy & Transportation	366	366	—	—
Financial Products Segment	1,093	—	1,093	—
Total capital expenditures from reportable segments	1,667	574	1,093	—
Items not included in segment capital expenditures:
All Other operating segment	69	69	—	—
Cost centers	71	71	—	—
Timing	108	108	—	—
Other	(59)	(92)	72	(39)
Total capital expenditures	$1,856	$730	$1,165	$(39)

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

Changes in internal control over financial reporting

During the third quarter of 2020, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as updated in Part II, "Item 1A. Risk Factors," in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the third quarter of 2020.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2020, we had 27 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate.  During the third quarter of 2020, approximately 96,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1
Credit Agreement (2020 364-Day Facility), dated September 3, 2020, by and among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., BofA Securities, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2020)

10.2
Local Currency Addendum, dated as of September3, 2020, to the Credit Agreement (2020 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 8, 2020)

10.3
Japan Local Currency Addendum, dated as of September 3, 2020, to the Credit Agreement (2020 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 8, 2020)

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

CATERPILLAR INC.

November 4, 2020	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

November 4, 2020	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

November 4, 2020	/s/ Suzette M. Long	Chief Legal Officer, General Counsel & Corporate Secretary
Suzette M. Long

November 4, 2020	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel