Form 10-K
period 2020-12-31
CATERPILLAR INC
filed 2021-02-17
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.s.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2020, there were 541,506,575 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $67.9 billion.

As of December 31, 2020, there were 545,303,847 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2021 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year.

i

PART I

Item 1.Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2020 sales and revenues of $41.748 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three primary segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Currently, we have five operating segments, of which four are reportable segments and are described below.

Categories of Business Organization

1.               Machinery, Energy & Transportation — Caterpillar Inc. and its subsidiaries, excluding Financial Products. Machinery, Energy & Transportation information relates to the design, manufacturing and marketing of our products.

2.               Financial Products — Our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

Other information about our operations in 2020, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction.  The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates markets and mining.
The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2020 focused on the next generation of construction machines.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors. Examples of global competitors include CASE (part of CNH Industrial N.V.), Deere Construction & Forestry (part of Deere & Company), Doosan Infracore Co., Ltd., Hitachi Construction Machinery Co., Ltd., Hyundai Construction Equipment Co., Ltd., J.C. Bamford Excavators Ltd., Kobelco Construction Machinery (part of Kobe Steel, Ltd), Komatsu Ltd., Kubota Farm & Industrial Machinery (part of Kubota Corporation), and Volvo Construction Equipment (part of the Volvo Group). As an example of regional and local competitors, our competitors in China also include Guangxi LiuGong Machinery Co., Ltd., Longking Holdings Ltd., Sany Heavy Industry Co., Ltd., XCMG Construction Machinery Co., Ltd., Shandong Lingong Construction Machinery Co., Ltd. (SDLG, part of the Volvo Group) and Shantui Construction Machinery Co., Ltd., (part of Shandong Heavy Industry Group Co.). Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts and work tools:

· asphalt pavers	· forestry excavators	· small and medium
· backhoe loaders	· motorgraders	track-type tractors
· compactors	· pipelayers	· track-type loaders
· cold planers	· road reclaimers	· wheel excavators
· compact track and	· site prep tractors	· compact, small and
multi-terrain loaders	· skid steer loaders	medium wheel loaders
· mini, small, medium	· telehandlers	· utility vehicles
and large excavators

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining, heavy construction, and quarry and aggregates.  Caterpillar offers a broad product range and services to deliver comprehensive solutions for our customers. We develop and manufacture high productivity equipment for both surface and underground mining operations around the world, as well as provide drivetrains, hydraulic systems, electronics and software for Cat machines and engines. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management systems, equipment management analytics and autonomous machine capabilities.

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
The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products, applications, and regional markets. Our global surface competitors include Deere Construction & Forestry (part of Deere & Company), Epiroc AB, Hitachi Construction Machinery Co., Ltd., Komatsu Ltd., Liebherr-International AG, Sandvik AB, and Volvo Construction Equipment. Our global underground competitors include Epiroc AB, Komatsu Ltd., and Sandvik AB.

The Resource Industries product portfolio includes the following machines and related parts:

· electric rope shovels	· large mining trucks	· wheel dozers
· draglines	· longwall miners	· landfill compactors
· hydraulic shovels	· large wheel loaders	· soil compactors
· rotary drills	· off-highway trucks	· machinery components
· hard rock vehicles	· articulated trucks	· autonomous ready vehicles and solutions
· large track-type tractors	· wheel tractor scrapers	· select work tools

Energy & Transportation

Our Energy & Transportation segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Cat® machines. The product and services portfolio includes reciprocating engines, generator sets, gas turbines and turbine-related services, the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services and product support of on-highway vocational trucks for North America.

Regulatory emissions standards require us to continue to make investments as new products and new regulations are introduced.  Ongoing compliance with these regulations remains a focus.  Emissions compliance in developing markets is complex due to rapidly evolving and unique requirements where enforcement processes can often vary.  We employ robust product development and manufacturing processes to help us comply with these regulations.

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application. Principal global competitors include Cummins Inc., Deutz AG, INNIO, Rolls-Royce Power Systems and Wärtsilä Corp. Other competitors, such as Fiat Industrial SpA (CNHI), GE Power, Kawasaki Heavy Industries Energy System & Plant Engineering, MAN Energy Solutions (VW), Mitsubishi Heavy Industries Ltd., Siemens Power and Gas,Volvo Penta AB, Weichai Power Co., Ltd., and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Aggreko plc, Baker Hughes Co., Generac Holdings, Kohler Power Systems, and others, are primarily packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels. In rail-related businesses, our global competitors include Alstom SA, CRRC Corp., LTD., The Greenbrier Companies, Siemens Mobility, Voestalpine AG, Vossloh AG and Wabtec Freight. We also compete with other companies on a more limited range of products, services and/or geographic regions.

The Energy & Transportation portfolio includes the following products and related parts:

•Reciprocating engine powered generator sets
•Reciprocating engines supplied to the industrial industry as well as Caterpillar machinery
•Integrated systems used in the electric power generation industry
•Turbines, centrifugal gas compressors and related services
•Reciprocating engines and integrated systems and solutions for the marine and oil and gas industries
•Remanufactured reciprocating engines and components
•Diesel-electric locomotives and components and other rail-related products and services

Financial Products Segment

The business of our Financial Products Segment is primarily conducted by Cat Financial, Insurance Services and their respective subsidiaries and affiliates.  Cat Financial is a wholly owned finance subsidiary of Caterpillar Inc. and it provides retail and wholesale financing to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products.  Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, we purchase short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activity is conducted in North America, with additional offices and subsidiaries in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

For almost 40 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

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

Cat Financial’s retail loans (totaling 49 percent*) include:

•Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

•Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time.

Cat Financial's retail leases (totaling 37 percent*) include:

•Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term.

•Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment.

•Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies.

Cat Financial also purchases short-term receivables from Caterpillar (12 percent*).

Cat Financial’s wholesale loans and leases (2 percent*) include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2020.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 7 — “Cat Financial Financing Activities” of Part II, Item 8 "Financial Statements and Supplementary Data."
_____________________________

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include, Australia and New Zealand Banking Group Limited, Banc of America Leasing & Capital LLC, BNP Paribas Leasing Solutions Limited, Wells Fargo Equipment Finance Inc., Societe General and various other banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Kubota Credit Corporation and Volvo Financial Services, which utilize many below-market interest rate programs (funded by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

Cat Financial provides financing only when certain criteria are met. Credit decisions are based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment.  Cat Financial finances a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world.  Cat Financial’s competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.  We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Life Insurance Company is licensed to conduct life and accident and health insurance business in 26 states and the District of Columbia and, as such, is also regulated in those jurisdictions. The State of Missouri acts as the lead regulatory authority and it monitors the financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Life Insurance Company provides reinsurance coverage to Caterpillar Insurance Company. Specifically, Caterpillar Life Insurance Company has entered into a reinsurance agreement with Caterpillar Insurance Company, assuming 100% of the risk of an Accident and Health Stop Loss Insurance Policy to cover a Caterpillar Voluntary Employees' Benefits Association (VEBA) Trust for medical losses sustained by a select group of Caterpillar retirees and dependents.

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority.  Caterpillar Insurance Co. Ltd. holds a Class 2 license (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures its parent and affiliates. Caterpillar Insurance Co.Ltd. also provides reinsurance to Caterpillar Insurance Company under quota share reinsurance agreements for contractual liability and contractors' equipment programs in the United States. Finally, Caterpillar Insurance Co. Ltd. holds a Class B license to provide life and disability reinsurance covering Caterpillar Inc.'s International employee benefits program. The Bermuda Monetary Authority is responsible for monitoring Caterpillar Insurance Co. Ltd.'s compliance with solvency requirements, and requires an Annual Financial Filing for this purpose.

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

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a Tennessee insurance agency licensed in all 50 states, the District of Columbia and Guam. It provides insurance services for all property and casualty and life and health lines of business.

Caterpillar’s insurance group provides protection and service for claims under the following programs:

•Contractual Liability Insurance to insure certain service contract obligations of Caterpillar and its affiliates, Caterpillar dealers and original equipment manufacturers (OEMs).

•Cargo reinsurance for the worldwide cargo risks of Caterpillar products.

•Contractors’ Equipment Physical Damage Insurance for equipment manufactured by Caterpillar or OEMs, which is leased, rented or sold by third party dealers to customers.

•General liability, employer’s liability, auto liability and property insurance for Caterpillar.

•Life, health and disability reinsurance for Caterpillar's international employee benefits program (non-U.S.).

•Reinsurance to cover VEBA Trust for medical claims of certain Caterpillar retirees and dependents.

•Brokerage and insurance services for property and casualty and life and health business.

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

Raw Materials and Component Products

We source our raw materials and manufactured components from suppliers both domestically and internationally. These purchases include unformed materials and rough and finished parts.  Unformed materials include a variety of steel products, which are then cut or formed to shape and machined in our facilities. Rough parts include various sized steel and iron castings and forgings, which are machined to final specification levels inside our facilities. Finished parts are ready to assemble components, which are made either to Caterpillar specifications or to supplier developed specifications.  We machine and assemble some of the components used in our machines, engines and power generation units and to support our after-market dealer parts sales. We also purchase various goods and services used in production, logistics, offices and product development processes.  We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and leveraging enterprise spend.  We expect our suppliers to maintain, at all times, industry-leading levels of quality and the ability to timely deliver raw materials and component products for our machine and engine products. However, in some cases, increases in demand or supply chain disruptions have led to parts and components constraints across some products. We use a variety of agreements with suppliers to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption.  The risks monitored include supplier financial viability, the ability to increase or decrease production levels, business continuity, quality and delivery.

Patents and Trademarks

We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide. These patents and trademarks are generally considered beneficial to our business. We do not regard our business as being dependent upon any single patent or group of patents.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $14.2 billion at December 31, 2020 and $13.7 billion at December 31, 2019. Compared with year-end 2019, the order backlog increased in Construction Industries, partially offset by decreases in Energy & Transportation and Resource Industries. Of the total backlog at December 31, 2020, approximately $3.6 billion was not expected to be filled in 2021.

Dealers and Distributors

We distribute our machines principally through a worldwide organization of dealers (dealer network), 45 located in the United States and 116 located outside the United States, serving 192 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 92 distributors covering 183 countries. We sell the FG Wilson branded electric power generation systems primarily manufactured by our subsidiary Caterpillar Northern Ireland Limited through its worldwide network of 150 distributors covering 109 countries.  We also sell some of the large, medium speed reciprocating engines under the MaK brand through a worldwide network of 20 distributors covering 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  We sell some products, primarily turbines and locomotives, directly to end customers through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

While the large majority of our worldwide dealers are independently owned and operated, we own and operate a dealership in Japan that covers approximately 80% of the Japanese market: Nippon Caterpillar Division. We are currently operating this Japanese dealer directly and we report its results in the All Other operating segment. There are also three independent dealers in the Southern Region of Japan.

For Caterpillar branded products, the company’s relationship with each of its independent dealers is memorialized in standard sales and service agreements.  Pursuant to these agreements, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic service territory.  The company establishes prices to dealers after receiving input from dealers on transactional pricing in the marketplace.  The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer.  The agreement further grants the dealer a non-exclusive license to use the company’s trademarks, service marks and brand names.  In some instances, a separate trademark agreement exists between the company and a dealer.

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

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values In Action, Caterpillar’s Code of Conduct. Integrity, Excellence, Teamwork, Commitment and Sustainability provide the foundation for our values-based culture. Our diversity and inclusion principles are embedded in our values. Our values unite us, and reflect our diverse cultures, languages, geographies, and businesses, as one Caterpillar team.

Health and Safety

The health and safety of our employees is an important focus at Caterpillar, and we strive to continually reduce our recordable injuries. As part of this focus on health and safety, Caterpillar has established a peer to peer safety mentorship and education program for manufacturing new hires to accelerate acclimation to our safety culture in many global locations. In 2020, the Company achieved a recordable injury frequency rate of 0.42, compared to the 2019 recordable injury frequency rate of 0.43.

The COVID-19 pandemic has further reinforced the importance of a safe and healthy workforce. In response to the pandemic, the Company implemented safeguards to protect our essential employees, including increased frequency of cleaning and disinfecting, social distancing practices, face coverings, temperature screening and other measures consistent with specific regulatory requirements and guidance from health authorities. We also instituted travel restrictions and remote work, for employees who were able to work from home.

Talent Development and Training

In addition to our focus on values and safety, we strive to continually attract, develop, engage, and retain a high-performing diverse global team that executes our enterprise strategy of long-term profitable growth.

We are committed to employee development and helping them reach their full potential, by making on-going investments in our team. Our global internships, engineering co-ops, and career programs for engineering, marketing, and manufacturing provide development opportunities for early career employees. We also have a continual focus on strengthening technical, professional and leadership capabilities at every level. Strategic talent reviews and succession planning occur at a minimum, annually, across our businesses.

Our leadership development programs and focus on encouraging a variety of experiences help employees broaden understanding and increase perspective. For example, in Africa and the Middle East, we have established a program designed to upskill our existing talent pipeline and prepare them for future leadership in the region. A diverse team of professionals representing 26 different nationalities participated in the inaugural program.

Additionally, skill-based programs to upskill our manufacturing employees are developed locally and tailored to the specific needs of the business. In China, we continue to invest in programs that encourage women to pursue engineering management and leadership roles. In India, we tailored recruiting campaigns and on-site benefits to attract female employees. In 2020, Caterpillar, along with other companies across industries formed the OneTen coalition. The coalition is committed to upskill, hire and advance Black Americans over the next 10 years into family-sustaining careers.

Diversity and Inclusion

We are committed to fostering a diverse workforce and an inclusive environment. Our 14 Employee Resource Groups (ERGs), sponsored and supported by leadership, are integral to ensuring different voices and perspectives contribute to our strategy for long term profitable growth. Our ERGs partner with recruiters to help build relationships and recruit diverse talent through National Society of Black Engineers, Society of Hispanic Professional Engineers, Society of Women Engineers and Thurgood Marshall College Fund.

Our ERGs further engage our employees, helping contribute to development and retention. For example, Caterpillar’s Latino Connection sponsors a mentoring program that connects diverse employees with senior leaders who can support their career goals through on-the-job project experience and leadership development. Additionally, WE Lead, Women Enabling Leadership, sponsored by our Women’s Initiative Network engages female employees in early to mid-level management to help strengthen our female leader pipeline.

Compensation, Benefits and Employee Insights

Providing competitive benefits and compensation underpins our commitment to our engaged and productive employees. Our pay-for-performance philosophy aligns employee’s individual contributions, behaviors and business results with individual rewards. Our comprehensive Total Health programs focus on purpose, as well as physical, emotional, financial, and social health. The annual Employee Insights Survey provides all employees the opportunity to confidentially share their perspectives and engages leaders to listen, learn and respond to employee feedback.

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2020, we employed about 97,300 full-time persons of whom approximately 57,000 were located outside the United States. In the United States, we employed approximately 40,300 full-time persons, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2020	2019
Inside U.S.	40,300	43,600
Outside U.S.	57,000	58,700
Total	97,300	102,300

By Region:
North America	40,500	43,900
EAME	17,700	18,400
Latin America	15,900	16,400
Asia/Pacific	23,200	23,600
Total	97,300	102,300

As of December 31, 2020, there were approximately 6,900 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

Additional company information may be obtained as follows:

Current information -

•view additional financial information on-line at www.Caterpillar.com/en/investors/financial-information.html

•request, view or download materials on-line or register for email alerts at www.Caterpillar.com/materialsrequest

Historical information -

•view/download on-line at www.Caterpillar.com/historical

Item 1A.Risk Factors.

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

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic could materially adversely affect our business, results of operations and/or financial condition.

COVID-19 was identified in late 2019 and has spread globally. The rapid spread has resulted in weaker demand and constrained supply and the implementation of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These factors have impacted and may continue to impact all or portions of our workforce and operations.

The COVID-19 pandemic caused a global recession and it is uncertain when a sustained economic recovery may occur. The COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to a decrease in demand for the Company’s products and services and caused supply chain disruptions. Economic uncertainties could continue to affect demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

Uncertainties related to the magnitude and duration of the COVID-19 pandemic, including new strains, may significantly adversely affect our business. These uncertainties include: the duration and impact of the resurgence in COVID-19 cases in any country, state, or region; prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; disruptions in the supply chain; increased logistics costs; the impact of the pandemic on the Company’s customers and dealers; the impact of disruptions in the global capital markets and/or declines in our financial performance or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, results of operations and/or financial condition.

The ultimate impact of the COVID-19 pandemic on the Company’s financial and operational results will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s products and services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. The overall magnitude of the COVID-19 pandemic and the continued fluidity of the situation could materially and adversely impact our business, results of operations and/or financial condition.

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

We rely on suppliers to produce or secure material required for the manufacture of our products. Production challenges at suppliers (including suppliers of semiconductors), a disruption in deliveries to or from suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  On the other hand, in circumstances where demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional costs and our profitability may suffer. Additionally, we have experienced and expect to continue to experience transportation delays for parts, components and finished machines due to significant demands in global transportation and congestion at ports throughout the globe. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations, if significant transportation delays interfere with deliveries, if we experience excess inventories or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

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

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others.  Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•multiple and potentially conflicting laws, regulations and policies that are subject to change;

•imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•imposition of new or additional tariffs or quotas;

•withdrawal from or modification of trade agreements or the negotiation of new trade agreements;

•imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•war or acts of terrorism; and

•political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store sensitive information relating to our business, customers, dealers, suppliers and employees. Operating these information technology systems and networks and processing and maintaining this data in a secure manner, is critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third party service providers to implement, will be sufficient to protect our systems, information or other property.
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

In pursuing our business strategy, we routinely evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. We often compete with others for the same opportunities. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete complex transactions and manage post-closing matters such as the integration of acquired businesses. Further, while we seek to mitigate risks and liabilities of such transactions through due diligence, among other things, there may be risks and liabilities that our due diligence efforts fail to discover, that are not accurately or completely disclosed to us or that we inadequately assess. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. Risks associated with our past or future acquisitions also include the following:

•the failure to achieve the acquisition's revenue or profit forecast;

•the business culture of the acquired business may not match well with our culture;

•technological and product synergies, economies of scale and cost reductions may not occur as expected;

•unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;

•we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;

•faulty assumptions may be made regarding the macroeconomic environment or the integration process;

•unforeseen difficulties may arise in integrating operations, processes and systems;

•higher than expected investments may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal controls over financial reporting;

•we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•we may experience problems in retaining customers and integrating customer bases.

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

Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

•Market developments that may affect customer confidence levels and cause declines in the demand for financing and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact Cat Financial’s write-offs and provision for credit losses.

•The process Cat Financial uses to estimate losses inherent in its credit exposure requires a high degree of management’s judgment regarding numerous subjective qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of its borrowers to repay their loans.  Financial market disruption and volatility may impact the accuracy of these judgments.

•Cat Financial’s ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•As Cat Financial’s lending agreements are primarily with financial institutions, their ability to perform in accordance with any of its underlying agreements could be adversely affected by market volatility and/or disruptions in financial markets.

Changes in interest rates or market liquidity conditions could adversely affect Cat Financial's and our earnings and/or cash flow.
Changes in interest rates and market liquidity conditions could have an adverse impact on Cat Financial's and our earnings and cash flows. Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business results are subject to fluctuations in interest rates. Certain loans made by Cat Financial and various financing extended to Cat Financial are made at variable rates that use LIBOR as a benchmark for establishing the interest rate.  LIBOR is the subject of recent proposals for reform.  On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.  On November 18, 2020, ICE Benchmark Administration ("IBA"), the administrator of USD LIBOR, announced plans to consult on its intention to cease the publication of all GBP, EUR, CHF and JPY LIBOR settings immediately following the LIBOR publication on December 31, 2021. On November 30, 2020, IBA, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While the November 30th announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established such that LIBOR continues to exist after 2021 or the establishment of an alternative reference rate(s).  Several offerings of securities that include such an alternative reference rate have now been completed by other companies. The consequences of these developments cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to Cat Financial, as well as the revenue and expenses associated with those securities, loans and financial instruments. Cat Financial has created a cross-functional team that will assess risk across multiple categories as it relates to the use of LIBOR in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. Other changes in market interest rates may influence Cat Financial’s borrowing costs and could reduce its and our earnings and cash flows, returns on financial investments and the valuation of derivative contracts. Cat Financial manages interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows.  With respect to Insurance Services' investment activities, changes in the equity and bond markets could result in a decline in value of its investment portfolio, resulting in an unfavorable impact to earnings.

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

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our operations outside the United States, including in developing countries, expose us to the risk of such violations. Violations of anti-corruption laws or regulations by our employees, intermediaries acting on our behalf, or our joint venture partners may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Executive Officers of the Registrant.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
D. James Umpleby III (62)	Chairman of the Board (2018) and Chief Executive Officer (2017)	Group President (2013-2016)
Andrew R.J. Bonfield (58)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (51)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (54)	Group President (2016)	Vice President (2012-2016)
Joseph E. Creed (45)	Group President (2021)	Vice President, Oil & Gas and Marine Division (2019-2020), Interim Chief Financial Officer (2018), Vice President, Finance Services Division (2017), Group Chief Financial Officer, Energy and Transportation (2013-2016)
Anthony D. Fassino (50)	Group President (2021)	Vice President, Building Construction Products (2018-2020), Director of Worldwide Forestry Products (2016-2018)
Suzette M. Long (55)	Chief Legal Officer and General Counsel (2017)	Interim Executive Vice President, Law and Public Policy (2017), Deputy General Counsel (2013-2017)
Cheryl C. Johnson (60)	Chief Human Resources Officer (2017)	Executive Vice President of Human Resources for a global multi-industry aerospace, defense and industrial manufacturing company (2012-2017)
G. Michael Marvel (59)	Chief Accounting Officer (2019)	Director of Corporate Financial Reporting (2018-2019), Chief Financial Officer for Solar Turbines Incorporated (2013-2018)

Item 2.Properties.

General Information
Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Construction Industries, Resource Industries or Energy & Transportation segments, several plants are involved in manufacturing relating to more than one business segment.  In addition, several plants reported in our financial statements under the All Other segment are involved in the manufacturing of components that are used in the assembly of products for more than one business segment.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for Construction Industries, Resource Industries and Energy & Transportation.  The research and development activities carried on at our Technical Centers in Aurora and Mossville, Illinois involve products for Construction Industries, Resource Industries and Energy & Transportation.

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

Headquarters and Other Key Offices
Our corporate headquarters is in a leased office located in Deerfield, Illinois. Our Financial Products business is headquartered in offices in Nashville, Tennessee. Additional key offices are located inside and outside the United States.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We operate Technical Centers located in Aurora and Mossville, Illinois; Wuxi, China; and Chennai, India. Our demonstration centers are located in Tinaja Hills, Arizona; Edwards, Illinois; Chichibu, Japan and Malaga, Spain. We have various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

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

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Brazil: Campo Largo, Piracicaba
	Georgia: Athens	China: Suzhou, Wujiang, Xuzhou, Qingzhou
	Illinois: Decatur, East Peoria	France: Grenoble, Echirolles
	Kansas: Wamego	Hungary: Godollo
	Minnesota: Brooklyn Park	India: Thiruvallur
	North Carolina: Clayton, Sanford	Indonesia: Jakarta
	Texas: Victoria	Italy: Minerbio
Japan: Akashi
Mexico: Torreon
Netherlands: Den Bosch
Poland: Janow, Sosnowiec
Thailand: Rayong
United Kingdom: Desford, Stockton

Resource Industries	Illinois: Decatur, East Peoria	China: Wuxi
	South Carolina: Sumter	Germany: Dortmund, Lunen
	Texas: Denison	India: Thiruvallur
	Wisconsin: South Milwaukee	Indonesia: Batam
Italy: Jesi
Mexico: Acuna, Monterrey, Reynosa
Russia: Tosno
Thailand: Rayong
United Kingdom: Peterlee, Springvale

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Cardiff, Perth, Redbank, Revesby
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin, Patterson	China: Tianjin, Wuxi
	Illinois: Island Lake, LaGrange, Mossville, Mapleton, Pontiac	Czech Republic: Zatec, Zebrak
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Mayfield	India: Aurangabad, Hosur
	Oklahoma: Broken Arrow	Italy: Pistoria
	North Carolina: Winston-Salem	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, DeSoto, Mabank, San Antonio, Schertz, Seguin, Sherman, Houston	United Kingdom: Larne, Peterborough, Sandiacre, South Queensferry, Stafford, Wimborne

Item 3.Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 22 — "Environmental and legal matters" of Part II, Item 8 "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3 "Legal Proceedings", which is hereby incorporated by reference.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
    Securities.

Common Stock (NYSE: CAT)

Listing Information: Caterpillar common stock is listed on the New York Stock Exchange in the United States, and on stock exchanges in France and Switzerland.

Number of Shareholders: Shareholders of record at the end of 2020 totaled 23,299, compared with 25,985 at the end of 2019.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2020

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2015, and reinvestment of dividends issued thereafter.

Dollars
320
270
220
170
120
70
2015
2016
2017
2018
2019
2020
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index

	2015	2016	2017	2018	2019	2020
Caterpillar Inc.	$100.00	$142.11	$248.73	$205.06	$245.08	$311.16
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Machinery	$100.00	$133.94	$190.59	$162.68	$211.97	$261.61

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2020, we had 28 employee stock purchase plans (the “EIP Plans”) administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate.  During the fourth quarter of 2020, approximately 91,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the “2018 Authorization”). As of December 31, 2020, approximately $4.8 billion remained available under the 2018 Authorization. Due to current economic uncertainty, we temporarily suspended our share repurchase program during the second half of 2020. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.

Item 6.Selected Financial Data.

Five-year Financial Summary
(Dollars in millions except per share data)
	2020	2019	2018	2017	2016
Years ended December 31,
Sales and revenues	$41,748	$53,800	$54,722	$45,462	$38,537
Percent inside the United States	39%	42%	41%	41%	41%
Percent outside the United States	61%	58%	59%	59%	59%
Sales	$39,022	$50,755	$51,822	$42,676	$35,773
Revenues	$2,726	$3,045	$2,900	$2,786	$2,764
Profit (loss) [1]	$2,998	$6,093	$6,147	$754	$(67)
Profit (loss) per common share [2]	$5.51	$10.85	$10.39	$1.27	$(0.11)
Profit (loss) per common share–diluted [3]	$5.46	$10.74	$10.26	$1.26	$(0.11)
Dividends declared per share of common stock	$4.12	$3.95	$3.36	$3.11	$3.08
Return on average common shareholders’ equity [4]	20.0%	42.4%	44.1%	5.6%	(0.5)%
Capital expenditures:
Property, plant and equipment	$978	$1,056	$1,276	$898	$1,109
Equipment leased to others	$1,137	$1,613	$1,640	$1,438	$1,819
Depreciation and amortization	$2,432	$2,577	$2,766	$2,877	$3,034
Research and development expenses	$1,415	$1,693	$1,850	$1,842	$1,853
As a percent of sales and revenues	3.4%	3.1%	3.4%	4.1%	4.8%
Average number of employees	99,100	103,400	101,500	96,000	99,500
December 31,
Total assets	$78,324	$78,453	$78,509	$76,962	$74,704
Long-term debt due after one year:
Consolidated	$25,999	$26,281	$25,000	$23,847	$22,818
Machinery, Energy & Transportation	$9,749	$9,141	$8,005	$7,929	$8,436
Financial Products	$16,250	$17,140	$16,995	$15,918	$14,382
Total debt:
Consolidated	$37,163	$37,657	$36,553	$34,878	$36,783
Machinery, Energy & Transportation	$11,179	$9,162	$8,015	$7,936	$9,152
Financial Products	$25,984	$28,495	$28,538	$26,942	$27,631

1Profit (loss) attributable to common shareholders.
2Computed on weighted-average number of shares outstanding.
3Computed on weighted-average number of shares outstanding diluted by assumed exercise of stock-based compensation awards, using the treasury stock method. In 2016, the assumed exercise of stock-based compensation awards was not considered because the impact would be antidilutive.
4Represents profit (loss) divided by average shareholders' equity (beginning of year shareholders' equity plus end of year shareholders' equity divided by two).

Additional information required by Item 6 is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2020 Form 10-K.
OVERVIEW
Our sales and revenues for 2020 were $41.748 billion, a decrease of $12.052 billion, or 22 percent, compared with $53.800 billion in 2019. The decline was due to lower sales volume driven by lower end-user demand for equipment and services and the impact from changes in dealer inventories across the three primary segments. Sales were lower across all regions and in the three primary segments. Profit per share was $5.46 in 2020, compared with profit per share of $10.74 in 2019. Profit was $2.998 billion in 2020, compared with $6.093 billion in 2019. The decrease was primarily due to lower sales volume, unfavorable price realization, lower profit from Financial Products and higher restructuring costs, partially offset by lower selling, general and administrative (SG&A) and research and development (R&D) expenses and favorable manufacturing costs.
Fourth-quarter 2020 sales and revenues were $11.235 billion, down $1.909 billion, or 15 percent, from $13.144 billion in the fourth quarter of 2019. Fourth-quarter 2020 profit was $1.42 per share, compared with $1.97 per share in the fourth quarter of 2019. Fourth-quarter 2020 profit was $780 million, compared with $1.098 billion in 2019.
Highlights for 2020 include:
•Sales and revenues for 2020 were $41.748 billion, a decrease of 22 percent from 2019. Sales were lower across all regions and in the three primary segments.
•Operating profit as a percent of sales and revenues was 10.9 percent in 2020, compared with 15.4 percent in 2019.
•Profit was $5.46 per share for 2020, and excluding the items in the table below, adjusted profit per share was $6.56. For 2019 profit was $10.74 per share, and excluding the items in the table below, adjusted profit per share was $11.40.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 56.

	Full Year 2020		Full Year 2019
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit.............................................................	$3,995	$5.46	$7,812	$10.74
Mark-to-market losses[1] ...............................	383	0.55	468	0.64
Restructuring costs[1]......................................	354	0.55	236	0.34
U.S. tax reform impact.................................	—	—	—	(0.31)
Adjusted profit..............................................	$4,732	$6.56	$8,516	$11.40

1At statutory tax rates.
Certain amounts may not add due to rounding.

•Enterprise operating cash flow was $6.3 billion in 2020. Caterpillar ended 2020 with $9.4 billion of enterprise cash and more than $14 billion of available liquidity sources.
Response to COVID-19 and Global Business Conditions
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific governmental requirements and guidance from health authorities. At the end of 2020, globally and across our three primary segments, nearly all of our primary production facilities continued to operate. This continues to fluctuate as conditions warrant, including the pace of economic recovery and the potential for additional COVID-related temporary shutdowns. We have continued to take actions to reduce costs and prioritize our spending to provide for investment in services and expanded offerings, key elements of our strategy for profitable growth, which was introduced in 2017.
Notes:
•Glossary of terms included on pages 41-43; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 56.

•Some amounts within this report are rounded to the millions or billions and may not add. In addition, the sum of the components reported across periods may not equal the total amount reported year-to-date due to rounding.

2020 COMPARED WITH 2019
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2019 (at left) and 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for 2020 were $41.748 billion, a decrease of $12.052 billion, or 22 percent, compared with $53.800 billion in 2019. The decline was due to lower sales volume driven by lower end-user demand for equipment and services and the impact from changes in dealer inventories across the three primary segments. Dealers decreased machine and engine inventories about $2.9 billion during 2020, compared with an increase of about $800 million during 2019.
Sales were lower across all regions and in the three primary segments.
North America sales declined 31 percent driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during 2020, compared with an increase during 2019.
Sales decreased 28 percent in Latin America due to lower sales volume across the region, driven by lower end-user demand and the impact from changes in dealer inventories. In addition, sales were lower due to unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories during 2020 and increased inventories during 2019.
EAME sales decreased 12 percent due to lower sales volume in most countries across the region, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories more during 2020 than 2019.
Asia/Pacific sales decreased 16 percent due to lower demand across the region. Lower demand was driven by the impact from changes in dealer inventories and lower end-user demand. Dealers decreased inventories during 2020 and increased inventories during 2019.
Dealers decreased machine and engine inventories about $2.9 billion during 2020, compared with an increase of about $800 million during 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant dealer inventory reduction in 2021.

Sales and Revenues by Segment
(Millions of dollars)	2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2020	$ Change	% Change
Construction Industries	$22,649	$(5,154)	$(399)	$(127)	$(51)	$16,918	$(5,731)	(25%)
Resource Industries	10,276	(2,204)	(81)	(82)	(3)	7,906	(2,370)	(23%)
Energy & Transportation	22,097	(3,827)	43	(37)	(806)	17,470	(4,627)	(21%)
All Other Segment	500	(14)	—	—	(19)	467	(33)	(7%)
Corporate Items and Eliminations	(4,767)	146	2	1	879	(3,739)	1,028
Machinery, Energy & Transportation	50,755	(11,053)	(435)	(245)	—	39,022	(11,733)	(23%)

Financial Products Segment	3,434	—	—	—	(390)	3,044	(390)	(11%)
Corporate Items and Eliminations	(389)	—	—	—	71	(318)	71
Financial Products Revenues	3,045	—	—	—	(319)	2,726	(319)	(10%)

Consolidated Sales and Revenues	$53,800	$(11,053)	$(435)	$(245)	$(319)	$41,748	$(12,052)	(22%)

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
2020
Construction Industries	$7,365	(36%)	$1,031	(33%)	$3,466	(14%)	$5,014	(10%)	$16,876		(25%)	$42	(55%)	$16,918	(25%)
Resource Industries	2,286	(37%)	1,253	(18%)	1,570	(14%)	2,337	(17%)	7,446		(24%)	460	(1%)	7,906	(23%)
Energy & Transportation	6,843	(23%)	932	(33%)	4,448	(11%)	2,441	(25%)	14,664		(21%)	2,806	(22%)	17,470	(21%)
All Other Segment	27	8%	4	(43%)	26	(7%)	56	(16%)	113		(11%)	354	(5%)	467	(7%)
Corporate Items and Eliminations	(62)		(4)		(6)		(5)		(77)			(3,662)		(3,739)
Machinery, Energy & Transportation	16,459	(31%)	3,216	(28%)	9,504	(12%)	9,843	(16%)	39,022		(23%)	—	—%	39,022	(23%)

Financial Products Segment	1,930	(14%)	257	(14%)	392	(4%)	465	(5%)	3,044	[1]	(11%)	—	—%	3,044	(11%)
Corporate Items and Eliminations	(175)		(41)		(38)		(64)		(318)			—		(318)
Financial Products Revenues	1,755	(12%)	216	(13%)	354	(5%)	401	(5%)	2,726		(10%)	—	—%	2,726	(10%)

Consolidated Sales and Revenues	$18,214	(29%)	$3,432	(27%)	$9,858	(12%)	$10,244	(15%)	$41,748		(22%)	$—	—%	$41,748	(22%)

2019
Construction Industries	$11,455		$1,533		$4,012		$5,556		$22,556			$93		$22,649
Resource Industries	3,632		1,533		1,836		2,812		9,813			463		10,276
Energy & Transportation	8,864		1,389		4,994		3,238		18,485			3,612		22,097
All Other Segment	25		7		28		67		127			373		500
Corporate Items and Eliminations	(192)		—		(20)		(14)		(226)			(4,541)		(4,767)
Machinery, Energy & Transportation	23,784		4,462		10,850		11,659		50,755			—		50,755

Financial Products Segment	2,235		299		408		492		3,434	[1]		—		3,434
Corporate Items and Eliminations	(234)		(51)		(35)		(69)		(389)			—		(389)
Financial Products Revenues	2,001		248		373		423		3,045			—		3,045

Consolidated Sales and Revenues	$25,785		$4,710		$11,223		$12,082		$53,800			$—		$53,800

[1] Includes revenues from Machinery, Energy & Transportation of $362 million and $524 million in 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between 2019 (at left) and 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit was $4.553 billion in 2020, a decrease of $3.737 billion, or 45 percent, compared with $8.290 billion in 2019. The decrease was due to lower sales volume and unfavorable price realization, partially offset by lower SG&A/R&D expenses and favorable manufacturing costs.
Lower SG&A/R&D expenses reflected reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Favorable manufacturing costs were mostly driven by lower period manufacturing costs and material costs, partially offset by higher warranty expense. Period manufacturing costs declined primarily due to a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized during 2020, compared with about $700 million during 2019.
For 2021, we expect short-term incentive compensation expense will be about $900 million.
Operating profit margin was 10.9 percent in 2020, compared with 15.4 percent in 2019.

Profit by Segment
(Millions of dollars)	2020	2019	$ Change	% Change
Construction Industries	$2,373	$3,931	$(1,558)	(40%)
Resource Industries	896	1,629	(733)	(45%)
Energy & Transportation	2,405	3,910	(1,505)	(38%)
All Other Segment	28	4	24	600%
Corporate Items and Eliminations	(1,381)	(1,504)	123
Machinery, Energy & Transportation	4,321	7,970	(3,649)	(46%)

Financial Products Segment	590	832	(242)	(29%)
Corporate Items and Eliminations	(53)	(81)	28
Financial Products	537	751	(214)	(28%)
Consolidating Adjustments	(305)	(431)	126
Consolidated Operating Profit	$4,553	$8,290	$(3,737)	(45%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in 2020 was $514 million, compared with $421 million in 2019. The increase was due to higher average debt outstanding during 2020, compared with 2019.
Other income/expense in 2020 was expense of $44 million, compared with expense of $57 million in 2019. The change was due to a higher expected return on pension and other postretirement benefit (OPEB) costs that include lower mark-to-market losses for remeasurement of pension and OPEB plans, partially offset by unfavorable impacts from foreign currency exchange gains (losses); lower investment and interest income; and the absence of realized gains that occurred in 2019.
•The provision for income taxes for 2020 reflected an annual effective tax rate of 27.8 percent compared with 25 percent for 2019, excluding the discrete items discussed in the following paragraph. The increase from 2019 primarily related to changes in the geographic mix of profits from a tax perspective.
The provision for income taxes for 2020 also included the following:
◦A tax benefit of $80 million to adjust prior year U.S. taxes including the impact of regulations received in 2020 compared to $178 million in 2019.
◦A tax benefit of $82 million related to $383 million of pension and OPEB mark-to-market losses in 2020, compared to a $105 million tax benefit related to $468 million of mark-to-market losses in 2019.
◦A tax benefit of $49 million in 2020, compared with $41 million in 2019, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Construction Industries
Construction Industries’ total sales were $16.918 billion in 2020, a decrease of $5.731 billion, or 25 percent, compared with $22.649 billion in 2019. The decrease was due to lower sales volume, driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during 2020, compared with an increase during 2019.
•In North America, sales decreased mostly due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during 2020, compared with an increase during 2019.
•Sales declined in Latin America primarily due to the impact from changes in dealer inventories and unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories during 2020, compared with a slight increase during 2019.
•In EAME, sales decreased mostly due to lower end-user demand and the impact from changes in dealer inventories across most countries in the region. Dealers decreased inventories more in 2020 than in 2019.

•Sales declined in Asia/Pacific primarily due to lower sales volume driven by the impact of changes in dealer inventories, lower end-user demand across most of the region and unfavorable price realization due to competitive market conditions in China.
Construction Industries’ profit was $2.373 billion in 2020, a decrease of $1.558 billion, or 40 percent, compared with $3.931 billion in 2019. The decrease was mainly due to lower sales volume and unfavorable price realization primarily due to the geographic mix of sales, partially offset by favorable manufacturing costs and lower SG&A/R&D expenses. Favorable manufacturing costs were primarily due to lower period manufacturing costs, material costs and favorable cost absorption, partially offset by higher warranty expense. Cost absorption was favorable as inventory decreased in 2019, compared with inventory that was about flat in 2020. Lower SG&A/R&D expenses and period manufacturing costs both reflected a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Construction Industries’ profit as a percent of total sales was 14.0 percent in 2020, compared with 17.4 percent in 2019.
Resource Industries
Resource Industries’ total sales were $7.906 billion in 2020, a decrease of $2.370 billion, or 23 percent, compared with $10.276 billion in 2019. The decrease was due to lower sales volume, driven by lower end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories. Dealers decreased inventories during 2020, compared with an increase during 2019. Lower end-user demand was primarily driven by equipment supporting heavy construction and quarry and aggregates. Mining equipment end-user demand and aftermarket parts demand were also down in 2020, though to a lesser extent. Mining equipment sales were impacted by mining company delays in capital expenditures due to pricing in certain commodities and overall economic uncertainty.
Resource Industries’ profit was $896 million in 2020, a decrease of $733 million, or 45 percent, compared with $1.629 billion in 2019. The decrease was mainly due to lower sales volume, partially offset by favorable manufacturing costs. Favorable manufacturing costs were mostly due to lower period manufacturing costs and material costs, partially offset by the unfavorable impact of cost absorption. Lower period manufacturing costs were driven by lower short-term incentive compensation expense, other cost-reduction actions implemented in response to lower sales volumes and the benefits of prior restructuring programs. Cost absorption was unfavorable as inventory increased during 2019, compared with inventory levels that were about flat during 2020.
Resource Industries’ profit as a percent of total sales was 11.3 percent for 2020, compared with 15.9 percent for 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	2020	2019	$ Change	% Change
Oil and Gas	$3,701	$5,205	$(1,504)	(29%)
Power Generation	3,963	4,474	(511)	(11%)
Industrial	2,945	3,749	(804)	(21%)
Transportation	4,055	5,057	(1,002)	(20%)
External Sales	14,664	18,485	(3,821)	(21%)
Inter-Segment	2,806	3,612	(806)	(22%)
Total Sales	$17,470	$22,097	$(4,627)	(21%)

Energy & Transportation’s total sales were $17.470 billion in 2020, a decrease of $4.627 billion, or 21 percent, compared with $22.097 billion in 2019. Sales declined across all applications and inter-segment engine sales.
•Oil and Gas – Sales decreased mainly due to lower demand in North America for reciprocating engines used in gas compression and decreased sales of engine aftermarket parts and lower sales of turbines and turbine-related services across most regions.
•Power Generation – Sales decreased primarily due to lower sales volume for reciprocating engines and aftermarket parts, as well as lower sales in turbines and turbine-related services.
•Industrial – Sales decreased due to lower demand across all regions.
•Transportation – Sales declined in rail due to lower rail services and deliveries of locomotives, primarily in North America, and in marine applications primarily in EAME and Asia/Pacific.

Energy & Transportation’s profit was $2.405 billion in 2020, a decrease of $1.505 billion, or 38 percent, compared with $3.910 billion in 2019. The decrease was due to lower sales volume, partially offset by lower SG&A/R&D expenses and manufacturing costs. SG&A/R&D expenses and manufacturing costs were both impacted by a reduction in short-term incentive compensation expense and other cost reductions related to lower sales volumes. In addition, segment profit was unfavorably impacted by increased restructuring costs and certain asset impairments.
Energy & Transportation’s profit as a percent of total sales was 13.8 percent in 2020, compared with 17.7 percent in 2019.
Financial Products Segment
Financial Products’ segment revenues were $3.044 billion in 2020, a decrease of $390 million, or 11 percent, from 2019. The decrease was primarily because of lower average financing rates across all regions and lower average earning assets in North America.
Financial Products’ segment profit was $590 million in 2020, compared with $832 million in 2019. The decrease was due to higher provision for credit losses at Cat Financial, lower average earning assets, an unfavorable impact from equity securities in Insurance Services, lower net yield on average earning assets and an unfavorable impact from returned or repossessed equipment. These unfavorable impacts were partially offset by a reduction in SG&A expenses primarily due to lower incentive compensation.
At the end of 2020, past dues at Cat Financial were 3.49 percent, compared with 3.14 percent at the end of 2019. Past dues increased primarily due to the impact of the COVID-19 pandemic, partially offset by decreases in the Caterpillar Power Finance, EAME and Latin American portfolios. Write-offs, net of recoveries, were $222 million for 2020, compared with $237 million for 2019. As of December 31, 2020, Cat Financial's allowance for credit losses totaled $479 million, or 1.77 percent of finance receivables, compared with $424 million, or 1.50 percent of finance receivables at December 31, 2019.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.434 billion in 2020, a decrease of $151 million from 2019. The decrease was primarily due to segment reporting methodology differences and lower corporate costs, partially offset by increased pension and OPEB costs.

FOURTH QUARTER 2020 COMPARED WITH FOURTH QUARTER 2019
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the fourth quarter of 2019 (at left) and the fourth quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the fourth quarter of 2020 were $11.235 billion, a decrease of $1.909 billion, or 15 percent, compared with $13.144 billion in the fourth quarter of 2019. The decline was mostly due to lower sales volume driven by lower end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories more during the fourth quarter of 2020 than during the fourth quarter of 2019.
Sales were lower across the three primary segments, with the largest decline in Energy & Transportation.
The largest sales decrease was in North America, which declined 22 percent due to lower sales volume driven by lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories more during the fourth quarter of 2020 than during the fourth quarter of 2019.
Sales decreased 9 percent in Latin America primarily due to the unfavorable currency impacts from a weaker Brazilian real.
EAME sales decreased 11 percent primarily due to lower end-user demand for equipment and aftermarket parts, partially offset by favorable currency impacts from a stronger euro and price realization.
Asia/Pacific sales decreased 8 percent primarily due to lower sales volume and unfavorable price realization, partially offset by favorable currency impacts from a stronger Australian dollar and Chinese yuan. Sales volume declined due to lower end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the fourth quarter of 2020, compared with dealer inventories that were about flat during the fourth quarter of 2019.
Dealers decreased machine and engine inventories about $1.100 billion during the fourth quarter of 2020, compared with a decrease of about $700 million during the fourth quarter of 2019. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Fourth Quarter 2019	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Fourth Quarter 2020	$ Change	% Change
Construction Industries	$5,020	$(526)	$(3)	$30	$(13)	$4,508	$(512)	(10%)
Resource Industries	2,395	(237)	7	7	8	2,180	(215)	(9%)
Energy & Transportation	5,949	(1,197)	12	49	(2)	4,811	(1,138)	(19%)
All Other Segment	143	3	(1)	1	(9)	137	(6)	(4%)
Corporate Items and Eliminations	(1,121)	36	2	1	16	(1,066)	55
Machinery, Energy & Transportation	12,386	(1,921)	17	88	—	10,570	(1,816)	(15%)

Financial Products Segment	846	—	—	—	(103)	743	(103)	(12%)
Corporate Items and Eliminations	(88)	—	—	—	10	(78)	10
Financial Products Revenues	758	—	—	—	(93)	665	(93)	(12%)

Consolidated Sales and Revenues	$13,144	$(1,921)	$17	$88	$(93)	$11,235	$(1,909)	(15%)

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Fourth Quarter 2020
Construction Industries	$1,895	(16%)	$324	(21%)	$848	—%	$1,417	(4%)	$4,484		(10%)	$24	(35%)	$4,508	(10%)
Resource Industries	596	(29%)	394	26%	412	(22%)	651	8%	2,053		(10%)	127	7%	2,180	(9%)
Energy & Transportation	1,705	(25%)	265	(25%)	1,353	(14%)	707	(25%)	4,030		(22%)	781	—%	4,811	(19%)
All Other Segment	5	150%	—	—%	9	80%	18	(18%)	32		10%	105	(8%)	137	(4%)
Corporate Items and Eliminations	(27)		1		(2)		(1)		(29)			(1,037)		(1,066)
Machinery, Energy & Transportation	4,174	(22%)	984	(9%)	2,620	(11%)	2,792	(8%)	10,570		(15%)	—	—%	10,570	(15%)

Financial Products Segment	464	(16%)	64	(14%)	94	(8%)	121	4%	743	[1]	(12%)	—	—%	743	(12%)
Corporate Items and Eliminations	(41)		(10)		(10)		(17)		(78)			—		(78)
Financial Products Revenues	423	(16%)	54	(10%)	84	(10%)	104	3%	665		(12%)	—	—%	665	(12%)

Consolidated Sales and Revenues	$4,597	(21%)	$1,038	(9%)	$2,704	(11%)	$2,896	(8%)	$11,235		(15%)	$—	—%	$11,235	(15%)

Fourth Quarter 2019
Construction Industries	$2,249		$409		$850		$1,475		$4,983			$37		$5,020
Resource Industries	834		313		526		603		2,276			119		2,395
Energy & Transportation	2,287		354		1,578		947		5,166			783		5,949
All Other Segment	2		—		5		22		29			114		143
Corporate Items and Eliminations	(50)		—		(5)		(13)		(68)			(1,053)		(1,121)
Machinery, Energy & Transportation	5,322		1,076		2,954		3,034		12,386			—		12,386

Financial Products Segment	554		74		102		116		846	[1]		—		846
Corporate Items and Eliminations	(50)		(14)		(9)		(15)		(88)			—		(88)
Financial Products Revenues	504		60		93		101		758			—		758

Consolidated Sales and Revenues	$5,826		$1,136		$3,047		$3,135		$13,144			$—		$13,144

[1] Includes revenues from Machinery, Energy & Transportation of $88 million and $126 million in the three months ended December 31, 2020 and 2019, respectively.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in consolidated operating profit between the fourth quarter of 2019 (at left) and the fourth quarter of 2020 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the fourth quarter of 2020 was $1.380 billion, a decrease of $470 million, or 25 percent, compared with $1.850 billion in the fourth quarter of 2019. The decrease was primarily the result of lower sales volume partially offset by lower manufacturing costs and SG&A/R&D expenses. In addition, operating profit declined due to lower profit from Financial Products.
Manufacturing costs were lower due to favorable impact from cost absorption, lower material and period manufacturing costs, partially offset by higher warranty expense. Cost absorption was favorable as inventory decreased more in the fourth quarter of 2019 than in the fourth quarter of 2020.
SG&A/R&D expenses and period manufacturing costs benefited from reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes, partially offset by higher labor and benefits costs.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives. As a result, no short-term incentive compensation expense was recognized in the fourth quarter of 2020, compared with about $120 million in the fourth quarter of 2019.
Operating profit margin was 12.3 percent for the fourth quarter of 2020, compared with 14.1 percent for the fourth quarter of 2019.

Profit (Loss) by Segment
(Millions of dollars)	Fourth Quarter 2020	Fourth Quarter 2019	$ Change	% Change
Construction Industries	$630	$659	$(29)	(4%)
Resource Industries	273	261	12	5%
Energy & Transportation	687	1,165	(478)	(41%)
All Other Segment	(3)	(11)	8	73%
Corporate Items and Eliminations	(281)	(325)	44
Machinery, Energy & Transportation	1,306	1,749	(443)	(25%)

Financial Products Segment	195	210	(15)	(7%)
Corporate Items and Eliminations	(47)	(6)	(41)
Financial Products	148	204	(56)	(27%)
Consolidating Adjustments	(74)	(103)	29
Consolidated Operating Profit	$1,380	$1,850	$(470)	(25%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in the fourth quarter of 2020 was $130 million, compared with $112 million in the fourth quarter of 2019.
•Other income (expense) in the fourth quarter of 2020 was an expense of $309 million, compared with an expense of $373 million in the fourth quarter of 2019. The change was primarily driven by lower pension and OPEB costs including lower mark-to-market losses for remeasurement of pension and OPEB plans and impacts from gains (losses) on marketable securities at Insurance Services, partially offset by unfavorable impacts from foreign currency exchange gains (losses). The favorable impact of gains (losses) on marketable securities reflected unrealized gains in the fourth quarter of 2020, compared with unrealized losses in the fourth quarter of 2019 and the absence of realized gains that occurred in the fourth quarter of 2019.
•The provision for income taxes for the fourth quarter of 2020 reflected an annual effective tax rate of 27.8 percent, compared with 25 percent for the fourth quarter of 2019, excluding the discrete items discussed in the following paragraph. The increase from 2019 was primarily related to changes in the geographic mix of profits from a tax perspective.
The provision for income taxes for the fourth quarter of 2020 also included the following:
◦A tax benefit of $96 million for the change from the third-quarter estimated annual tax rate of 31 percent, compared to a $64 million tax benefit for the reduction in the annual effective tax rate in the fourth quarter of 2019.
◦A tax benefit of $92 million related to $438 million of pension and OPEB mark-to-market losses in the fourth quarter of 2020, compared to a $105 million tax benefit related to $468 million of mark-to-market losses in the fourth quarter of 2019.
◦A tax benefit of $28 million in the fourth quarter of 2020, compared to $13 million in the fourth quarter of 2019, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Construction Industries
Construction Industries’ total sales were $4.508 billion in the fourth quarter of 2020, a decrease of $512 million, or 10 percent, compared with $5.020 billion in the fourth quarter of 2019. The decrease was due to lower sales volume, driven by the impact from changes in dealer inventories and slightly lower end-user demand. Dealers decreased inventories more during the fourth quarter of 2020 than during the fourth quarter of 2019.
▪In North America, sales decreased mostly due to lower sales volume driven by the impact from changes in dealer inventories and lower end-user demand. The lower end-user demand was primarily the result of weaker pipeline and road construction. Dealers decreased inventories more during the fourth quarter of 2020 than during the fourth quarter of 2019.
▪Sales declined in Latin America primarily due to the unfavorable currency impacts from a weaker Brazilian real and lower sales volume.

▪In EAME, sales were about flat as lower sales volume across several countries in the region was offset by favorable price realization and favorable currency impacts from a stronger euro. Lower sales volume was driven by lower end-user demand, partially offset by the impact of changes in dealer inventories. Dealers decreased inventories more during the fourth quarter of 2019 than during the fourth quarter of 2020.
▪Sales decreased in Asia/Pacific primarily due to lower sales volume and unfavorable price realization, partially offset by favorable currency impacts from both a stronger Chinese yuan and Australian dollar. The decrease in sales was mainly driven by China, where higher end-user demand was more than offset by unfavorable impacts from changes in dealer inventories. This was partially offset by higher demand in several other countries.
Construction Industries’ profit was $630 million in the fourth quarter of 2020, a decrease of $29 million, or 4 percent, compared with $659 million in the fourth quarter of 2019. The decrease was mainly due to lower sales volume and higher warranty expense, partially offset by favorable impact of cost absorption and lower SG&A/R&D expenses. Cost absorption was favorable as inventory increased during the fourth quarter of 2020, compared with a decrease during the fourth quarter of 2019. SG&A/R&D expenses benefited from reduced short-term incentive compensation expense and other cost reductions related to lower sales volumes.
Construction Industries’ profit as a percent of total sales was 14.0 percent in the fourth quarter of 2020, compared with 13.1 percent in the fourth quarter of 2019.
Resource Industries
Resource Industries’ total sales were $2.180 billion in the fourth quarter of 2020, a decrease of $215 million, or 9 percent, compared with $2.395 billion in the fourth quarter of 2019. The decrease was due to lower end-user demand for equipment and aftermarket parts. End-user demand was lower for heavy construction and quarry and aggregates and was also lower in mining, but to a lesser extent.
Resource Industries’ profit was $273 million in the fourth quarter of 2020, an increase of $12 million, or 5 percent, compared with $261 million in the fourth quarter of 2019. The increase was mainly due to favorable manufacturing costs and lower SG&A/R&D expenses which was mostly offset by lower sales volume. Favorable manufacturing costs reflected favorable variable labor and burden, impact of cost absorption, period manufacturing costs and material costs. Cost absorption was favorable as inventory decreased in the fourth quarter of 2019 compared with being about flat in the fourth quarter of 2020. SG&A/R&D expenses, along with period manufacturing costs, benefited from lower short-term incentive compensation expense, other cost-reduction actions implemented and benefits from prior restructuring programs.
Resource Industries’ profit as a percent of total sales was 12.5 percent in the fourth quarter of 2020, compared with 10.9 percent in the fourth quarter of 2019.
Energy & Transportation

Sales by Application
(Millions of dollars)	Fourth Quarter 2020	Fourth Quarter 2019	$ Change	% Change
Oil and Gas	$1,079	$1,523	$(444)	(29%)
Power Generation	1,180	1,294	(114)	(9%)
Industrial	736	908	(172)	(19%)
Transportation	1,035	1,441	(406)	(28%)
External Sales	4,030	5,166	(1,136)	(22%)
Inter-Segment	781	783	(2)	—%
Total Sales	$4,811	$5,949	$(1,138)	(19%)

Energy & Transportation’s total sales were $4.811 billion in the fourth quarter of 2020, a decrease of $1.138 billion, or 19 percent, compared with $5.949 billion in the fourth quarter of 2019. Sales declined across all applications.
▪Oil and Gas – Sales decreased mainly due to lower demand in North America for reciprocating engines used in gas compression and well servicing. In addition, sales were lower for turbines and turbine-related services.
▪Power Generation – Sales decreased primarily due to lower sales volume in small reciprocating engines, turbines and turbine-related services and engine aftermarket parts.
▪Industrial – Sales decreased due to lower demand across all regions.

▪Transportation – Sales declined in rail due to lower rail services and locomotives deliveries, primarily in North America. Marine sales were also lower.
Energy & Transportation’s profit was $687 million in the fourth quarter of 2020, a decrease of $478 million, or 41 percent, compared with $1.165 billion in the fourth quarter of 2019. The decrease was due to lower sales volume, partially offset by lower SG&A/R&D expenses and period manufacturing costs. SG&A/R&D expenses and period manufacturing costs were mostly impacted by a reduction in short-term incentive compensation expense and other cost-reduction actions implemented in response to lower sales volumes.
Energy & Transportation’s profit as a percent of total sales was 14.3 percent in the fourth quarter of 2020, compared with 19.6 percent in the fourth quarter of 2019.
Financial Products Segment
Financial Products’ segment revenues were $743 million in the fourth quarter of 2020, a decrease of $103 million, or 12 percent, from the fourth quarter of 2019. The decrease was primarily because of lower average financing rates across all regions and lower average earning assets in North America.
Financial Products’ segment profit was $195 million in the fourth quarter of 2020, compared with $210 million in the fourth quarter of 2019. The decrease was primarily due to higher provision for credit losses, an unfavorable impact from returned or repossessed equipment and lower average earning assets at Cat Financial. These unfavorable impacts were partially offset by a reduction in SG&A expenses primarily due to lower short-term incentive compensation and a favorable impact from equity securities in Insurance Services.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $328 million in the fourth quarter of 2020, a decrease of $3 million from the fourth quarter of 2019.
2019 COMPARED WITH 2018

For discussions related to the consolidated sales and revenue and consolidated operating profit between 2019 and 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 19, 2020.

RESTRUCTURING COSTS

We expect to incur about $400 million of restructuring costs in 2021. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Costs of goods sold and SG&A expenses of about $150 million in 2021 compared with 2020.

Additional information related to restructuring costs is included in Note 24 - "Restructuring Costs" of Part II, Item 8 "Financial Statements and Supplemental Data."

GLOSSARY OF TERMS
1.Adjusted Profit Per Share – Profit per share excluding pension and OPEB mark-to-market losses and restructuring costs. In 2019, adjusted profit per share also excludes a discrete tax benefit related to U.S. tax reform.
2.All Other Segment – Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.
3.Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.

4.Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools.
5.Corporate Items and Eliminations – Includes corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting, certain restructuring costs, and inter-segment eliminations.
6.Currency – With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency only includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).
7.Dealer Inventories – Represents dealer machine and engine inventories, excluding aftermarket parts.
8.EAME – A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
9.Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.
10.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related parts across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes turbine machinery and integrated systems and solutions and turbine-related services, reciprocating engine-powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and oil and gas industries, and reciprocating engines supplied to the industrial industry as well as Cat machinery. Responsibilities also include the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the business strategy, product design, product management and development, manufacturing, remanufacturing, leasing and service of diesel-electric locomotives and components and other rail-related products and services; and product support of on-highway vocational trucks for North America.
11.Financial Products – The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.
12.Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.
13.Latin America – A geographic region including Central and South American countries and Mexico.
14.Machinery, Energy & Transportation (ME&T) – The company defines ME&T as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T’s information relates to the design, manufacturing and marketing of its products.

15.Machinery, Energy & Transportation Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements, and accruals.
16.Manufacturing Costs – Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume, such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.
17.Mark-to-market gains/losses – Represents the net gain or loss of actual results differing from the company’s assumptions and the effects of changing assumptions for our defined benefit pension and OPEB plans. These gains and losses are immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.
18.Pension and Other Postemployment Benefit (OPEB) – The company’s defined-benefit pension and postretirement benefit plans.
19.Price Realization – The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.
20.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction, quarry and aggregates, waste and material handling applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales, and product support. The product portfolio includes large track-type tractors, large mining trucks, hard rock vehicles, longwall miners, electric rope shovels, draglines, hydraulic shovels, rotary drills, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, landfill compactors, soil compactors, select work tools, machinery components, electronics and control systems, and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics and autonomous machine capabilities. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development.
21.Restructuring Costs – May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.
22.Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental sales impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.
23.Services – Enterprise services include, but are not limited to, aftermarket parts, Financial Products revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude most Financial Products revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2020, we experienced favorable liquidity conditions globally in both our ME&T and Financial Products' operations. On a consolidated basis, we ended 2020 with $9.35 billion of cash, an increase of $1.07 billion from year-end 2019. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for 2020 was $6.33 billion, down $585 million compared to 2019. The decrease was primarily due to profit adjusted for non-cash items, including lower accruals for short-term incentive compensation and postretirement benefits. Partially offsetting lower profit were the absence of a discretionary pension contribution, reduced working capital requirements and lower payments for short-term incentive compensation during 2020. Within working capital, changes to accounts receivable and accounts payable favorably impacted cash flow, but were partially offset by unfavorable changes in accrued expenses, inventories and customer advances. See further discussion of operating cash flow under ME&T and Financial Products.

Total debt as of December 31, 2020 was $37.16 billion, a decrease of $494 million from year-end 2019. Debt related to Financial Products decreased $2.51 billion, while debt related to ME&T increased $2.02 billion in 2020. The increase was due to the issuance of new debt to maintain our strong financial position and increase liquidity. In April 2020, we issued $800 million of ten-year bonds at 2.6 percent and $1.2 billion of 30-year bonds at 3.25 percent.

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2020 was $2.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2021.
•The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2022.
•The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.

At December 31, 2020, Caterpillar’s consolidated net worth was $15.41 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2020, Cat Financial’s covenant interest coverage ratio was 1.72 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2020, Cat Financial’s six-month covenant leverage ratio was 6.74 to 1 and year-end covenant leverage ratio was 6.95 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2020, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of December 31, 2020 were:

	December 31, 2020
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,178	146	3,032
Total credit lines available	13,678	2,896	10,782
Less: Commercial paper outstanding	(1,321)	—	(1,321)
Less: Utilized credit	(744)	(10)	(734)
Available credit	$11,613	$2,886	$8,727

The other consolidated credit lines with banks as of December 31, 2020 totaled $3.18 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

Since the outbreak of the COVID-19 global pandemic, Caterpillar has taken actions to maintain our strong financial position and increase liquidity. During 2020, we raised $2.0 billion of incremental cash by issuing $800 million of ten-year bonds at 2.6 percent and $1.2 billion of 30-year bonds at 3.25 percent. We also entered into an incremental $3.9 billion short-term credit facility that was set to expire on December 31, 2020 and registered for $4.2 billion in commercial paper support programs available in the United States and Canada. In addition, Cat Financial issued $3.25 billion of medium-term notes to refinance maturing medium-term notes and supplement its liquidity position. Due to our strong liquidity position, we chose to early terminate the $3.9 billion short-term credit facility on September 2, 2020. We also do not have any outstanding borrowings under either commercial paper support program as of the date of this filing.

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

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in accounts payable in the Consolidated Statement of Financial Position were $533 million and $575 million at December 31, 2020 and December 31, 2019, respectively. The amounts settled through the Programs and paid to participating financial institutions were $3.2 billion and $4.1 billion in 2020 and 2019, respectively. We account for payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Machinery, Energy & Transportation

Net cash provided by operating activities was $4.05 billion in 2020, compared with $4.87 billion in 2019. The decrease was primarily due to lower profit in 2020 adjusted for non-cash items, which included lower accruals for short-term compensation payments and postretirement benefits. Partially offsetting lower profit were the absence of a discretionary pension contribution, lower payments for short-term incentive compensation and reduced working capital requirements. Within working capital, changes to accounts payable and accounts receivable favorably impacted cash flow, but were partially offset by changes in accrued expenses, inventories and customer advances.

Net cash used for investing activities in 2020 was $1.34 billion, compared with net cash used of $48 million in 2019. The change was primarily due to increased intercompany lending with Financial Products during 2020.

Net cash used for financing activities during 2020 was $1.18 billion, compared with net cash used of $4.48 billion in 2019. The change was primarily due to a decrease in share repurchases of $2.92 billion and greater proceeds from the issuance of debt of $512 million compared to 2019.

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

Operational excellence and commitments — Capital expenditures were $994 million during 2020, compared to $1.07 billion in 2019. We expect ME&T’s capital expenditures in 2021 to be between $1.0 billion and $1.2 billion. We made $262 million of contributions to our pension and other postretirement benefit plans during 2020. By comparison, we made $1.81 billion of contributions to our pension and other postretirement plans in 2019, including a $1.5 billion discretionary contribution made to our U.S. pension plans. We expect to make approximately $310 million of contributions to our pension and OPEB plans in 2021.

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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In 2020, we repurchased $1.13 billion of Caterpillar common stock, with $4.82 billion remaining under the 2018 Authorization as of December 31, 2020. Caterpillar's basic shares outstanding as of December 31, 2020 were approximately 545 million. Due to current economic uncertainty, we have temporarily suspended our share repurchase program in 2020. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.

Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In December 2020, the Board of Directors approved maintaining our quarterly dividend representing $1.03 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.24 billion in 2020.

Financial Products

Financial Products operating cash flow was $1.27 billion in 2020, compared with $1.50 billion in 2019. Net cash provided by investing activities was $791 million in 2020, compared with net cash used for investing activities of $414 million in 2019. The change was primarily due to lower additions to finance receivables and other portfolio related activity. Net cash used for financing activities was $2.50 billion in 2020, compared with $991 million in 2019. The change was primarily due to lower portfolio funding requirements, partially offset by the increase in intercompany borrowings from ME&T.

Contractual obligations

The company has committed cash outflow related to long-term debt, operating lease agreements, postretirement benefit obligations, purchase obligations, interest on long-term debt and other long-term contractual obligations. As of December 31, 2020, minimum payments for these obligations were:

(Millions of dollars)	2021	2022-2023	2024-2025	After 2025	Total
Long-term debt:
Machinery, Energy & Transportation	$1,420	$620	$1,021	$8,699	$11,760
Financial Products	7,738	10,866	4,298	1,063	23,965
Total long-term debt [1]	9,158	11,486	5,319	9,762	35,725
Operating leases	174	206	117	182	679

Postretirement benefit obligations [2]	310	695	729	1,778	3,512
Purchase obligations:
Accounts payable [3]	6,128	—	—	—	6,128
Purchase orders [4]	5,554	5	—	—	5,559
Other contractual obligations [5]	106	145	57	1	309
Total purchase obligations	11,788	150	57	1	11,996
Interest on long-term debt [6]	830	1,228	862	7,109	10,029
Other long-term obligations [7]	560	506	196	87	1,349
Total contractual obligations	$22,820	$14,271	$7,280	$18,919	$63,290

1Amounts exclude unamortized discounts, debt issuance costs, and fair value adjustments.
2Amounts represent expected contributions to our pension and other postretirement benefit plans through 2030, offset by expected Medicare Part D subsidy receipts.
3Amount represents invoices received and recorded as liabilities in 2020, but scheduled for payment in 2021. These represent short-term obligations made in the ordinary course of business.
4Amounts represent contractual obligations for material and services on order at December 31, 2020 but not yet delivered. These represent short-term obligations made in the ordinary course of business.
5Amounts represent long-term commitments entered into with key suppliers for minimum purchases quantities.
6Amounts represent estimated contractual interest payments on long-term debt, including finance lease interest payments.
7Amounts represent contractual obligations primarily for logistics services agreements related to our former third party logistics business, software license and development contracts and IT consulting contracts and outsourcing contracts for benefit plan administration and software system support.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1,759 million at December 31, 2020.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair values for goodwill impairment tests, warranty liability, reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. We review these assumptions at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets – We determine the residual value of Cat Financial’s leased equipment based on its estimated end-of-term market value. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. We also consider the following critical factors in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options.

Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case we may record a gain or a loss for the difference between the estimated residual value and the sale price.

During the term of our leases, we monitor residual values.  For operating leases, we record adjustments to depreciation expense reflecting changes in residual value estimates prospectively on a straight-line basis. For finance leases, we recognize residual value adjustments through a reduction of finance revenue over the remaining lease term.

We evaluate the carrying value of equipment on operating leases for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, we perform a test for recoverability by comparing projected undiscounted future cash flows to the carrying value of the equipment on operating leases. If the test for recoverability identifies a possible impairment, we measure the fair value of the equipment on operating leases in accordance with the fair value measurement framework. We recognize an impairment charge for the amount by which the carrying value of the equipment on operating leases exceeds its estimated fair value.

At December 31, 2020, the aggregate residual value of equipment on operating leases was $2.07 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $95 million of additional annual depreciation expense.

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

We review goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss.

The impairment test process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow with a year-five residual value. We compute the residual value using the constant growth method, which values the forecasted cash flows in perpetuity. We support the income approach by a reconciliation of our calculated fair value for Caterpillar to the company’s market capitalization. The assumptions about future cash flows and growth rates are based on each reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit’s discount rate is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant’s perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our annual impairment tests completed in the fourth quarter of 2020 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill. Caterpillar’s market capitalization has remained significantly above the net book value of the Company.

An unfavorable change in our expectations for the financial performance of our reporting units, particularly long-term growth and profitability, would reduce the fair value of our reporting units. The demand for our equipment and related parts is highly cyclical and significantly impacted by commodity prices, although the impact may vary by reporting unit. The energy and mining industries are major users of our products, including the coal, iron ore, gold, copper, oil and natural gas industries. Decisions to purchase our products are dependent upon the performance of those industries, which in turn are dependent in part on commodity prices. Lower commodity prices or industry specific circumstances that have a negative impact to the valuation assumptions may reduce the fair value of our reporting units. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test.  Future impairment tests may result in a goodwill impairment, depending on the outcome of the quantitative impairment test. We would report a goodwill impairment as a non-cash charge to earnings.

Warranty liability – At the time we recognize a sale, we record estimated future warranty costs.  We determine the warranty liability by applying historical claim rate experience to the current field population and dealer inventory.  Generally, we base historical claim rates on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America).  We develop specific rates for each product shipment month and update them monthly based on actual warranty claim experience.  Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates.

Product liability and insurance loss reserve – We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels. The amount of these reserves totaled $1.2 billion and $1.1 billion as of December 31, 2020 and 2019, respectively. The majority of the balance in both 2020 and 2019 consisted of unearned insurance premiums.

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

Primary actuarial assumptions were determined as follows:

•We use the assumed discount rate to discount future benefit obligations back to today’s dollars. The U.S. discount rate is based on a benefit cash flow-matching approach and represents the rate at which our benefit obligations could effectively be settled as of our measurement date, December 31. The benefit cash flow-matching approach involves analyzing Caterpillar’s projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds available on the measurement date. We use a similar approach to determine the assumed discount rate for our most significant non-U.S. plans. In estimating the service and interest cost components of net periodic benefit cost, we utilize a full yield curve approach in determining a discount rate. This approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Discount rates are sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

•The expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our plan assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed income securities would lower the rate. A decrease in the rate would increase our expense. The expected return on plan assets is calculated using the fair value of plan assets as of our measurement date, December 31.

•We use the expected rate of compensation increase to develop benefit obligations using projected pay at retirement. It represents average long-term salary increases. This rate is influenced by our long-term compensation policies. An increase in the rate would increase our obligation and expense.

•The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience. Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate. An increase in the trend rate would increase our obligation and expense.

•We use the mortality assumption to estimate the life expectancy of plan participants. An increase in the life expectancy of plan participants will result in an increase in our obligation and expense.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in certain actuarial assumptions on 2020 pension and OPEB costs and obligations are as follows:

	2020 Benefit Cost Increase (Decrease)		Year-end Benefit Obligation Increase (Decrease)
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension benefits:
Assumed discount rate	$93	$(121)	$(2,091)	$2,551
Expected rate of compensation increase [1]	—	—	—	—
Expected long-term rate of return on plan assets	(155)	155	—	—
Non-U.S. Pension benefits:
Assumed discount rate	18	(26)	(662)	847
Expected rate of compensation increase	5	(4)	43	(37)
Expected long-term rate of return on plan assets	(42)	42	—	—
Other postretirement benefits:
Assumed discount rate	10	(12)	(381)	458
Expected rate of compensation increase	—	—	1	(1)
Expected long-term rate of return on plan assets	(2)	2	—	—

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

Actuarial Assumptions

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	2.4%	3.2%	4.2%	1.4%	1.9%	2.5%	2.3%	3.2%	4.2%
Rate of compensation increase [1]	—%	—%	4.0%	2.0%	2.0%	3.0%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	4.3%	3.7%	1.5%	2.5%	2.3%	3.2%	4.1%	3.5%
Discount rate used to measure interest cost	2.8%	3.9%	3.2%	1.7%	2.3%	2.2%	2.8%	3.9%	3.2%
Expected rate of return on plan assets	5.1%	5.9%	6.3%	3.3%	3.8%	5.2%	7.0%	7.2%	7.5%
Rate of compensation increase [1]	—%	4.0%	4.0%	2.0%	3.0%	4.0%	4.0%	4.1%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							5.8%	6.1%	6.1%
Rate that the cost trend rate gradually declines to							5.0%	5.0%	5.0%
Year that the cost trend rate reaches ultimate rate							2025	2025	2025

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

See Note 12 - “Postemployment benefit plans” of Part II, Item 8 “Financial Statement and Supplemental Data” for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1.4 billion and $1.7 billion as of December 31, 2020 and 2019, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. We adjust the reserve if discounts paid differ from those estimated. Historically, those adjustments have not been material.

Allowance for credit losses - The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, we consider qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and company-specific factors. These qualitative factors are subjective and require a degree of management judgment.

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past-due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 22—Environmental and Legal Matters of Part II, Item 8 “Financial Statements and Supplementary Data.”

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

The table below summarizes the amounts of net periodic benefit cost recognized for 2020, 2019 and 2018, respectively, and includes expected cost for 2021.

(Millions of dollars)	2021 Expected		2020	2019	2018
U.S. Pension Benefits	$(388)		$(309)	$(7)	$(149)
Non-U.S. Pension Benefits	(18)		18	19	(69)
Other Postretirement Benefits	117		147	158	138
Mark-to-market loss (gain)	—	1	383	468	495
Total net periodic benefit cost (benefit)	$(289)		$239	$638	$415

1 Expected net periodic benefit cost (benefit) does not include an estimate for mark-to-market gains or losses.

•Expected decrease in expense in 2021 compared to 2020 - Excluding the impact of mark-to-market gains and losses, our net periodic benefit cost is expected to decrease $145 million in 2021. This expected decrease is primarily due to lower interest cost in 2021 as a result of lower discount rates at year-end 2020 partially offset by lower expected return on plan assets in 2021 (U.S. pension plans expected return on plans assets is 4.2 percent for 2021 compared to 5.1 percent in 2020).
•Decrease in expense in 2020 compared to 2019 - Primarily due to lower interest cost in 2020 as a result of lower discount rates at year-end 2019, the elimination of service cost for our U.S. pension plans freezing benefit accruals and lower mark-to-market losses in 2020 compared to 2019.
•Increase in expense in 2019 compared to 2018 - Primarily due to lower expected return on plan assets (U.S. pension plans had an expected rate of return of 5.9 percent in 2019 compared to 6.3 percent in 2018) and higher interest costs due to higher discount rates at year-end 2018.
The primary factors that resulted in mark-to-market losses for 2020, 2019 and 2018 are described below. We include the net mark-to-market losses in Other income (expense) in the Results of Operations.

•2020 net mark-to-market loss of $383 million - Primarily due to lower discount rates at the end of 2020 compared to the end of 2019. This was partially offset by a higher actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 16.7 percent compared to an expected rate of return of 5.1 percent).
•2019 net mark-to-market loss of $468 million - Primarily due to lower discount rates at the end of 2019 compared to the end of 2018. This was partially offset by a higher actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 22.3 percent compared to an expected rate of return of 5.9 percent).
•2018 net mark-to-market loss of $495 million - Primarily due to the difference between the actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of negative 5.4 percent compared to an expected rate of return of 6.3 percent). This was partially offset by higher discount rates at the end of 2018 compared to the end of 2017.

SENSITIVITY

Foreign Exchange Rate Sensitivity

ME&T operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. Based on the anticipated and firmly committed cash inflow and outflow for our ME&T operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2021 cash flow for our ME&T operations by approximately $126 million. Last year similar assumptions and calculations yielded a potential $225 million adverse impact on 2020 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Australian dollar, Chinese yuan, Japanese yen, Euro, and Swiss franc.

Interest Rate Sensitivity

For our ME&T operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2021 pre-tax earnings of ME&T. Last year, similar assumptions and calculations yielded a minimal impact to 2020 pre-tax earnings.

For our Financial Products operations, we use interest rate derivative instruments primarily to meet our match-funding objectives and strategies. We have a match-funding policy that addresses the interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of our debt portfolio with the interest rate profile of our finance receivable portfolio within a predetermined range on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the finance receivable portfolio. Match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2020 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2021 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2020 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of three significant items in order for our results to be meaningful to our readers. These items consist of (i) pension and OPEB mark-to-market losses resulting from plan remeasurements, (ii) restructuring costs, which were incurred to generate longer-term benefits, and (iii) U.S. tax reform impact in 2019. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aid with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended December 31, 2020 - US GAAP	$1,380	12.3%	$941	$167	17.7%	$780	$1.42
Pension/OPEB mark-to-market (gains) losses	—	—%	438	92	21.0%	346	$0.63
Restructuring costs	58	0.5%	58	18	31.0%	40	$0.07
Three Months Ended December 31, 2020 - Adjusted	$1,438	12.8%	$1,437	$277	19.3%	$1,166	$2.12

Three Months Ended December 31, 2019 - US GAAP	$1,850	14.1%	$1,365	$276	20.2%	$1,098	$1.97
Pension/OPEB mark-to-market (gains) losses	—	—%	468	105	22.4%	363	$0.65
Restructuring costs	54	0.4%	54	10	19.0%	44	$0.08
Three Months Ended December 31, 2019 - Adjusted	$1,904	14.5%	$1,887	$391	20.7%	$1,505	$2.71

Twelve Months Ended December 31, 2020 - US GAAP	$4,553	10.9%	$3,995	$1,006	25.2%	$2,998	$5.46
Pension/OPEB mark-to-market (gains) losses	—	—%	383	82	21.4%	301	$0.55
Restructuring costs	354	0.8%	354	53	15.0%	301	$0.55
Twelve Months Ended December 31, 2020 - Adjusted	$4,907	11.8%	$4,732	$1,141	24.1%	$3,600	$6.56

Twelve Months Ended December 31, 2019 - US GAAP	$8,290	15.4%	$7,812	$1,746	22.4%	$6,093	$10.74
Pension/OPEB mark-to-market (gains) losses	—	—%	468	105	22.4%	363	$0.64
Restructuring costs	236	0.4%	236	45	19.0%	191	$0.34
U.S. tax reform impact	—	—%	—	178	—%	(178)	$(0.31)
Twelve Months Ended December 31, 2019 - Adjusted	$8,526	15.8%	$8,516	$2,074	24.4%	$6,469	$11.40

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Twelves Months Ended December 31,
	2020	2019
ME&T net cash provided by operating activities [1]	$4,054	$4,871
ME&T discretionary pension contributions	$—	$1,500
ME&T capital expenditures	$(994)	$(1,074)
ME&T free cash flow	$3,060	$5,297
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on page 60.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  We have grouped the data as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Energy & Transportation – We define ME&T as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T's information relates to the design, manufacturing and marketing of our products.

Financial Products – We define Financial Products as it is presented in the supplemental data as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Cat Insurance Holdings Inc. (Insurance Services). Financial Products' information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

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

Pages 58 to 65 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to current year presentation.

Supplemental Data for Results of Operations
For The Years Ended December 31
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation			Financial Products			Consolidating Adjustments
(Millions of dollars)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020		2019		2018
Sales and revenues:
Sales of Machinery, Energy & Transportation	$39,022	$50,755	$51,822	$39,022	$50,755	$51,822	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	2,726	3,045	2,900	—	—	—	3,110	3,571	3,362	(384)	1	(526)	1	(462)	1
Total sales and revenues	41,748	53,800	54,722	39,022	50,755	51,822	3,110	3,571	3,362	(384)		(526)		(462)

Operating costs:
Cost of goods sold	29,082	36,630	36,997	29,088	36,634	36,998	—	—	—	(6)	2	(4)	2	(1)	2
Selling, general and administrative expenses	4,642	5,162	5,478	3,915	4,444	4,675	746	737	825	(19)	2	(19)	2	(22)	2
Research and development expenses	1,415	1,693	1,850	1,415	1,693	1,850	—	—	—	—		—		—
Interest expense of Financial Products	589	754	722	—	—	—	591	786	756	(2)	3	(32)	3	(34)	3
Other operating (income) expenses	1,467	1,271	1,382	283	14	144	1,236	1,297	1,259	(52)	2	(40)	2	(21)	2
Total operating costs	37,195	45,510	46,429	34,701	42,785	43,667	2,573	2,820	2,840	(79)		(95)		(78)
Operating profit	4,553	8,290	8,293	4,321	7,970	8,155	537	751	522	(305)		(431)		(384)
Interest expense excluding Financial Products	514	421	404	513	429	448	—	—	—	1	3	(8)	3	(44)	3
Other income (expense)	(44)	(57)	(67)	(62)	(535)	28	32	80	(16)	(14)	4	398	4	(79)	4

Consolidated profit before taxes	3,995	7,812	7,822	3,746	7,006	7,735	569	831	506	(320)		(25)		(419)
Provision (benefit) for income taxes	1,006	1,746	1,698	853	1,512	1,574	153	234	124	—		—		—
Profit of consolidated companies	2,989	6,066	6,124	2,893	5,494	6,161	416	597	382	(320)		(25)		(419)
Equity in profit (loss) of unconsolidated affiliated companies	14	28	24	29	49	41	—	—	—	(15)	5	(21)	5	(17)	5

Profit of consolidated and affiliated companies	3,003	6,094	6,148	2,922	5,543	6,202	416	597	382	(335)		(46)		(436)

Less: Profit (loss) attributable to noncontrolling interests	5	1	1	5	—	(2)	15	22	20	(15)	6	(21)	6	(17)	6

Profit [7]	$2,998	$6,093	$6,147	$2,917	$5,543	$6,204	$401	$575	$362	$(320)		$(25)		$(419)

1Elimination of Financial Products' revenues earned from ME&T.
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
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Supplemental Data for Financial Position
At December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2020	2019	2020	2019	2020	2019	2020		2019
Assets
Current assets:
Cash and short-term investments	$9,352	$8,284	$8,822	$7,299	$530	$985	$—		$—
Receivables - trade and other	7,317	8,568	3,846	3,737	397	451	3,074	1,2	4,380	1,2
Receivables - finance	9,463	9,336	—	—	13,681	14,489	(4,218)	2	(5,153)	2
Prepaid expenses and other current assets	1,930	1,739	1,376	1,290	624	529	(70)	3	(80)	3
Inventories	11,402	11,266	11,402	11,266	—	—	—		—
Total current assets	39,464	39,193	25,446	23,592	15,232	16,454	(1,214)		(853)

Property, plant and equipment - net	12,401	12,904	8,309	8,606	4,092	4,298	—		—
Long-term receivables - trade and other	1,185	1,193	363	348	164	152	658	1,2	693	1,2
Long-term receivables - finance	12,222	12,651	—	—	12,895	13,354	(673)	2	(703)	2
Noncurrent deferred and refundable income taxes	1,523	1,411	2,058	2,002	110	117	(645)	4	(708)	4
Intangible assets	1,308	1,565	1,308	1,565	—	—	—		—
Goodwill	6,394	6,196	6,394	6,196	—	—	—		—
Other assets	3,827	3,340	3,158	2,953	1,871	1,572	(1,202)	5	(1,185)	5
Total assets	$78,324	$78,453	$47,036	$45,262	$34,364	$35,947	$(3,076)		$(2,756)

Liabilities
Current liabilities:
Short-term borrowings	$2,015	$5,166	$10	$5	$2,005	$5,161	$—		$—
Short-term borrowings with consolidated companies	—	—	—	—	1,000	600	(1,000)	6	(600)	6
Accounts payable	6,128	5,957	6,060	5,918	212	212	(144)	7	(173)	7
Accrued expenses	3,642	3,750	3,099	3,415	543	335	—		—
Accrued wages, salaries and employee benefits	1,096	1,629	1,081	1,580	15	49	—		—
Customer advances	1,108	1,187	1,108	1,187	—	—	—		—
Dividends payable	562	567	562	567	—	—	—		—
Other current liabilities	2,017	2,155	1,530	1,689	580	566	(93)	4,8	(100)	4,8
Long-term debt due within one year	9,149	6,210	1,420	16	7,729	6,194	—		—
Total current liabilities	25,717	26,621	14,870	14,377	12,084	13,117	(1,237)		(873)
Long-term debt due after one year	25,999	26,281	9,764	9,151	16,250	17,140	(15)	6	(10)	6
Liability for postemployment benefits	6,872	6,599	6,872	6,599	—	—	—		—
Other liabilities	4,358	4,323	3,691	3,681	1,385	1,430	(718)	4	(788)	4
Total liabilities	62,946	63,824	35,197	33,808	29,719	31,687	(1,970)		(1,671)
Commitments and contingencies
Shareholders’ equity
Common stock	6,230	5,935	6,230	5,935	919	919	(919)	9	(919)	9
Treasury stock	(25,178)	(24,217)	(25,178)	(24,217)	—	—	—		—
Profit employed in the business	35,167	34,437	31,091	30,434	4,065	3,997	11	9	6	9
Accumulated other comprehensive income (loss)	(888)	(1,567)	(352)	(739)	(536)	(828)	—		—
Noncontrolling interests	47	41	48	41	197	172	(198)	9	(172)	9
Total shareholders’ equity	15,378	14,629	11,839	11,454	4,645	4,260	(1,106)		(1,085)
Total liabilities and shareholders’ equity	$78,324	$78,453	$47,036	$45,262	$34,364	$35,947	$(3,076)		$(2,756)

1Elimination of receivables between ME&T and Financial Products.
2Reclassification of ME&T’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3Elimination of ME&T's insurance premiums that are prepaid to Financial Products.
4Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
5Elimination of other intercompany assets between ME&T and Financial Products.
6Elimination of debt between ME&T and Financial Products.
7Elimination of payables between ME&T and Financial Products.
8Elimination of prepaid insurance in Financial Products’ other liabilities.
9Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2020	2019	2020	2019	2020	2019	2020		2019
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$3,003	$6,094	$2,922	$5,543	$416	$597	$(335)	[1,5]	$(46)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	2,432	2,577	1,630	1,713	802	864	—		—
Actuarial (gain) loss on pension and postretirement benefits	383	468	384	468	(1)	—	—		—
Provision (benefit) for deferred income taxes	(74)	28	(85)	15	11	13	—		—
Other	1,000	675	613	435	98	(215)	289	[2]	455	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	1,442	171	395	4	50	15	997	[2,3]	152	[2,3]
Inventories	(34)	274	(29)	250	—	—	(5)	[2]	24	[2]
Accounts payable	98	(1,025)	51	(983)	18	20	29	[2]	(62)	[2]
Accrued expenses	(366)	172	(364)	187	(2)	(13)	—		(2)	[2]
Accrued wages, salaries and employee benefits	(544)	(757)	(510)	(772)	(34)	15	—		—
Customer advances	(126)	(10)	(126)	(8)	—	—	—		(2)	[2]
Other assets—net	(201)	(93)	(133)	(166)	(71)	38	3	[2]	35	[2]
Other liabilities—net	(686)	(1,662)	(694)	(1,815)	(22)	169	30	[2]	(16)	[2]
Net cash provided by (used for) operating activities	6,327	6,912	4,054	4,871	1,265	1,503	1,008		538

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(978)	(1,056)	(976)	(1,036)	(14)	(20)	12	[2]	—
Expenditures for equipment leased to others	(1,137)	(1,613)	(18)	(38)	(1,139)	(1,616)	20	[2]	41	[2]
Proceeds from disposals of leased assets and property, plant and equipment	772	1,153	147	164	651	1,092	(26)	[2]	(103)	[2]
Additions to finance receivables	(12,385)	(12,777)	—	—	(13,525)	(14,270)	1,140	[3]	1,493	[3]
Collections of finance receivables	12,646	12,183	—	—	14,077	13,537	(1,431)	[3]	(1,354)	[3]
Net intercompany purchased receivables	—	—	—	—	1,043	640	(1,043)	[3]	(640)	[3]
Proceeds from sale of finance receivables	42	235	—	—	42	235	—		—
Net intercompany borrowings	—	—	(401)	900	7	3	394	[4]	(903)	[4]
Investments and acquisitions (net of cash acquired)	(111)	(47)	(111)	(47)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	25	41	25	3	—	38	—		—
Proceeds from sale of securities	345	529	24	32	321	497	—		—
Investments in securities	(638)	(552)	(21)	(27)	(617)	(525)	—		—
Other—net	(66)	(24)	(11)	1	(55)	(25)	—		—
Net cash provided by (used for) investing activities	(1,485)	(1,928)	(1,342)	(48)	791	(414)	(934)		(1,466)

Cash flow from financing activities:
Dividends paid	(2,243)	(2,132)	(2,243)	(2,132)	(320)	(25)	320	[5]	25	[5]
Common stock issued, including treasury shares reissued	229	238	229	238	—	—	—		—
Common shares repurchased	(1,130)	(4,047)	(1,130)	(4,047)	—	—	—		—
Net intercompany borrowings	—	—	(7)	(3)	401	(900)	(394)	[4]	903	[4]
Proceeds from debt issued (original maturities greater than three months)	10,431	9,841	1,991	1,479	8,440	8,362	—		—
Payments on debt (original maturities greater than three months)	(8,237)	(8,297)	(26)	(12)	(8,211)	(8,285)	—		—
Short-term borrowings - net (original maturities three months or less)	(2,804)	(138)	5	5	(2,809)	(143)	—		—
Other—net	(1)	(3)	(1)	(3)	—	—	—		—
Net cash provided by (used for) financing activities	(3,755)	(4,538)	(1,182)	(4,475)	(2,499)	(991)	(74)		928
Effect of exchange rate changes on cash	(13)	(44)	(10)	(40)	(3)	(4)	—		—
Increase (decrease) in cash and short-term investments and restricted cash	1,074	402	1,520	308	(446)	94	—		—
Cash and short-term investments and restricted cash at beginning of period	8,292	7,890	7,302	6,994	990	896	—		—
Cash and short-term investments and restricted cash at end of period	9,366	8,292	8,822	7,302	544	990	—		—

1Elimination of equity profit earned from Financial Products’ subsidiaries partially owned by ME&T subsidiaries.
2Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
3Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
4Elimination of net proceeds and payments to/from ME&T and Financial Products.
5Elimination of dividend activity between Financial Products and ME&T.

Reconciliation of Consolidated profit before taxes
For The Years Ended December 31	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
(Millions of dollars)
2020
Profit from reportable segments:
Construction Industries	$2,373	$2,373	$—	$—
Resource Industries	896	896	—	—
Energy & Transportation	2,405	2,405	—	—
Financial Products Segment	590	—	590	—
Total profit from reportable segments	6,264	5,674	590	—
Profit from all other operating segment	28	28	—	—
Cost centers	(4)	(4)	—	—
Corporate costs	(517)	(511)	(6)	—
Timing	(106)	(106)	—	—
Restructuring costs	(241)	(241)	—	—
Methodology differences:
Inventory/cost of sales	4	4	—	—
Postretirement benefit expense	(173)	(173)	—	—
Stock-based compensation expense	(202)	(194)	(8)	—
Financing costs	(444)	(444)	—	—
Currency	(266)	(266)	—	—
Other income/expense methodology differences	(322)	(2)	—	(320)
Other methodology differences	(26)	(19)	(7)	—
Total consolidated profit before taxes	$3,995	$3,746	$569	$(320)

2019
Profit from reportable segments:
Construction Industries	$3,931	$3,931	$—	$—
Resource Industries	1,629	1,629	—	—
Energy & Transportation	3,910	3,910	—	—
Financial Products Segment	832	—	832	—
Total profit from reportable segments	10,302	9,470	832	—
Profit from all other operating segment	4	4	—	—
Cost centers	(6)	(6)	—	—
Corporate costs	(607)	(602)	(5)	—
Timing	(93)	(93)	—	—
Restructuring costs	(207)	(163)	(44)	—
Methodology differences:
Inventory/cost of sales	(19)	(19)	—	—
Postretirement benefit expense	(401)	(401)	—	—
Stock-based compensation expense	(205)	(198)	(7)	—
Financing costs	(248)	(248)	—	—
Currency	(175)	(175)	—	—
Other income/expense methodology differences	(481)	(456)	—	(25)
Other methodology differences	(52)	(107)	55	—
Total consolidated profit before taxes	$7,812	$7,006	$831	$(25)

Reconciliation of Consolidated profit before taxes
For The Years Ended December 31	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
(Millions of dollars)
2018
Profit from reportable segments:
Construction Industries	$4,174	$4,174	$—	$—
Resource Industries	1,603	1,603	—	—
Energy & Transportation	3,938	3,938	—	—
Financial Products Segment	505	—	505	—
Total profit from reportable segments	10,220	9,715	505	—
Profit from all other operating segment	23	23	—	—
Cost centers	2	2	—	—
Corporate costs	(610)	(610)	—	—
Timing	(257)	(257)	—	—
Restructuring costs	(386)	(370)	(16)	—
Methodology differences:
Inventory/cost of sales	51	51	—	—
Postretirement benefit expense	(124)	(124)	—	—
Stock-based compensation expense	(198)	(190)	(8)	—
Financing costs	(257)	(257)	—	—
Currency	(219)	(219)	—	—
Other income/expense methodology differences	(362)	57	—	(419)
Other methodology differences	(61)	(86)	25	—
Total consolidated profit before taxes	$7,822	$7,735	$506	$(419)

Reconciliation of Assets:
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
December 31, 2020
Assets from reportable segments:
Construction Industries	$4,259	$4,259	$—	$—
Resource Industries	6,035	6,035	—	—
Energy & Transportation	8,582	8,582	—	—
Financial Products Segment	34,278	—	34,278	—
Total assets from reportable segments	53,154	18,876	34,278	—
Assets from All Other operating segment	1,717	1,717	—	—
Items not included in segment assets:
Cash and short-term investments	8,822	8,822	—	—
Intercompany receivables	—	1,101	—	(1,101)
Deferred income taxes	1,413	2,058	—	(645)
Goodwill and intangible assets	4,847	4,847	—	—
Property, plant and equipment – net and other assets	2,833	3,955	—	(1,122)
Inventory methodology differences	(2,536)	(2,536)	—	—
Liabilities included in segment assets	8,466	8,466	—	—
Other	(392)	(270)	86	(208)
Total assets	$78,324	$47,036	$34,364	$(3,076)

December 31, 2019
Assets from reportable segments:
Construction Industries	$4,601	$4,601	$—	$—
Resource Industries	6,505	6,505	—	—
Energy & Transportation	8,548	8,548	—	—
Financial Products Segment	35,813	—	35,813	—
Total assets from reportable segments	55,467	19,654	35,813	—
Assets from All Other operating segment	1,728	1,728	—	—
Items not included in segment assets:
Cash and short-term investments	7,299	7,299	—	—
Intercompany receivables	—	758	—	(758)
Deferred income taxes	1,294	2,002	—	(708)
Goodwill and intangible assets	4,435	4,435	—	—
Property, plant and equipment – net and other assets	2,529	3,614	—	(1,085)
Inventory methodology differences	(2,426)	(2,426)	—	—
Liabilities included in segment assets	8,541	8,541	—	—
Other	(414)	(343)	134	(205)
Total assets	$78,453	$45,262	$35,947	$(2,756)

Reconciliation of Depreciation and amortization
For The Years Ended December 31
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products
2020
Depreciation and amortization from reportable segments:
Construction Industries	$245	$245	$—
Resource Industries	418	418	—
Energy & Transportation	593	593	—
Financial Products Segment	773	—	773
Total depreciation and amortization from reportable segments	2,029	1,256	773
Items not included in segment depreciation and amortization:
All Other operating segment	267	267	—
Cost centers	126	126	—
Other	10	(19)	29
Total depreciation and amortization	$2,432	$1,630	$802

2019
Depreciation and amortization from reportable segments:
Construction Industries	$302	$302	$—
Resource Industries	450	450	—
Energy & Transportation	624	624	—
Financial Products Segment	829	—	829
Total depreciation and amortization from reportable segments	2,205	1,376	829
Items not included in segment depreciation and amortization:
All Other operating segment	210	210	—
Cost centers	135	135	—
Other	27	(8)	35
Total depreciation and amortization	$2,577	$1,713	$864

2018
Depreciation and amortization from reportable segments:
Construction Industries	$367	$367	$—
Resource Industries	462	462	—
Energy & Transportation	640	640	—
Financial Products Segment	834	—	834
Total depreciation and amortization from reportable segments	2,303	1,469	834
Items not included in segment depreciation and amortization:		0	0
All Other operating segment	225	225	—
Cost centers	130	130	—
Other	108	71	37
Total depreciation and amortization	$2,766	$1,895	$871

Reconciliation of Capital expenditures
For The Years Ended December 31
(Millions of dollars)	Consolidated Total	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
2020
Capital expenditures from reportable segments:
Construction Industries	$213	$213	$—	$—
Resource Industries	125	125	—	—
Energy & Transportation	495	495	—	—
Financial Products Segment	1,100	—	1,100	—
Total capital expenditures from reportable segments	1,933	833	1,100	—
Items not included in segment capital expenditures:
All Other operating segment	156	156	—	—
Cost centers	47	47	—	—
Timing	19	19	—	—
Other	(40)	(61)	53	(32)
Total capital expenditures	$2,115	$994	$1,153	$(32)

2019
Capital expenditures from reportable segments:
Construction Industries	$201	$201	$—	$—
Resource Industries	168	168	—	—
Energy & Transportation	613	613	—	—
Financial Products Segment	1,534	—	1,534	—
Total capital expenditures from reportable segments	2,516	982	1,534	—
Items not included in segment capital expenditures:
All Other operating segment	131	131	—	—
Cost centers	101	101	—	—
Timing	(11)	(11)	—	—
Other	(68)	(129)	102	(41)
Total capital expenditures	$2,669	$1,074	$1,636	$(41)

2018
Capital expenditures from reportable segments:
Construction Industries	$266	$266	$—	$—
Resource Industries	188	188	—	—
Energy & Transportation	742	742	—	—
Financial Products Segment	1,559	—	1,559	—
Total capital expenditures from reportable segments	2,755	1,196	1,559	—
Items not included in segment capital expenditures:
All Other operating segment	170	170	—	—
Cost centers	100	100	—	—
Timing	42	42	—	—
Other	(151)	(287)	216	(80)
Total capital expenditures	$2,916	$1,221	$1,775	$(80)

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.Financial Statements and Supplementary Data.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2020, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 68-69.

/s/ D. James Umpleby III
D. James Umpleby III
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of results of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flow for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 17, 2021
We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31
(Dollars in millions except per share data)
	2020	2019	2018
Sales and revenues:
Sales of Machinery, Energy & Transportation	$39,022	$50,755	$51,822
Revenues of Financial Products	2,726	3,045	2,900
Total sales and revenues	41,748	53,800	54,722

Operating costs:
Cost of goods sold	29,082	36,630	36,997
Selling, general and administrative expenses	4,642	5,162	5,478
Research and development expenses	1,415	1,693	1,850
Interest expense of Financial Products	589	754	722
Other operating (income) expenses	1,467	1,271	1,382
Total operating costs	37,195	45,510	46,429

Operating profit	4,553	8,290	8,293

Interest expense excluding Financial Products	514	421	404
Other income (expense)	(44)	(57)	(67)

Consolidated profit before taxes	3,995	7,812	7,822

Provision (benefit) for income taxes	1,006	1,746	1,698
Profit of consolidated companies	2,989	6,066	6,124

Equity in profit (loss) of unconsolidated affiliated companies	14	28	24

Profit of consolidated and affiliated companies	3,003	6,094	6,148

Less: Profit (loss) attributable to noncontrolling interests	5	1	1

Profit [1]	$2,998	$6,093	$6,147

Profit per common share	$5.51	$10.85	$10.39
Profit per common share — diluted [2]	$5.46	$10.74	$10.26

Weighted-average common shares outstanding (millions)
- Basic	544.1	561.6	591.4
- Diluted [2]	548.6	567.5	599.4

1    Profit attributable to common shareholders.
2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31
(Millions of dollars)
	2020	2019	2018

Profit (loss) of consolidated and affiliated companies	$3,003	$6,094	$6,148
Other comprehensive income (loss), net of tax (Note 17):
Foreign currency translation:	577	16	(396)
Pension and other postretirement benefits:	(29)	(34)	(34)
Derivative financial instruments:	97	(8)	(39)
Available-for-sale securities:	34	35	(12)

Total other comprehensive income (loss), net of tax	679	9	(481)
Comprehensive income (loss)	3,682	6,103	5,667
Less: comprehensive income attributable to the noncontrolling interests	5	1	1
Comprehensive income (loss) attributable to shareholders	$3,677	$6,102	$5,666

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31
(Dollars in millions)
	2020	2019
Assets
Current assets:
Cash and short-term investments	$9,352	$8,284
Receivables – trade and other	7,317	8,568
Receivables – finance	9,463	9,336
Prepaid expenses and other current assets	1,930	1,739
Inventories	11,402	11,266
Total current assets	39,464	39,193

Property, plant and equipment – net	12,401	12,904
Long-term receivables – trade and other	1,185	1,193
Long-term receivables – finance	12,222	12,651
Noncurrent deferred and refundable income taxes	1,523	1,411
Intangible assets	1,308	1,565
Goodwill	6,394	6,196
Other assets	3,827	3,340
Total assets	$78,324	$78,453

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$10	$5
Financial Products	2,005	5,161
Accounts payable	6,128	5,957
Accrued expenses	3,642	3,750
Accrued wages, salaries and employee benefits	1,096	1,629
Customer advances	1,108	1,187
Dividends payable	562	567
Other current liabilities	2,017	2,155
Long-term debt due within one year:
Machinery, Energy & Transportation	1,420	16
Financial Products	7,729	6,194
Total current liabilities	25,717	26,621
Long-term debt due after one year:
Machinery, Energy & Transportation	9,749	9,141
Financial Products	16,250	17,140
Liability for postemployment benefits	6,872	6,599
Other liabilities	4,358	4,323
Total liabilities	62,946	63,824
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2020 and 2019 – 814,894,624 shares) at paid-in amount	6,230	5,935
Treasury stock: (2020 - 269,590,777 shares; and 2019 - 264,812,014 shares) at cost	(25,178)	(24,217)
Profit employed in the business	35,167	34,437
Accumulated other comprehensive income (loss)	(888)	(1,567)
Noncontrolling interests	47	41
Total shareholders’ equity	15,378	14,629
Total liabilities and shareholders’ equity	$78,324	$78,453

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2017	$5,593	$(17,005)	$26,301	$(1,192)	$69	$13,766
Adjustments to adopt new accounting guidance
Revenue Recognition	—	—	(12)	—	—	(12)
Tax accounting for intra-entity asset transfers	—	—	(35)	—	—	(35)
Recognition and measurement of financial assets and liabilities	—	—	11	(11)	—	—
Balance at January 1, 2018	$5,593	$(17,005)	$26,265	$(1,203)	$69	$13,719
Profit (loss) of consolidated and affiliated companies	—	—	6,147	—	1	6,148
Foreign currency translation, net of tax	—	—	—	(396)	—	(396)
Pension and other postretirement benefits, net of tax	—	—	—	(34)	—	(34)
Derivative financial instruments, net of tax	—	—	—	(39)	—	(39)
Available-for-sale securities, net of tax	—	—	—	(12)	—	(12)
Change in ownership from noncontrolling interests	(25)	—	—	—	(28)	(53)
Dividends declared	—	—	(1,985)	—	—	(1,985)
Distribution to noncontrolling interests	—	—	—	—	(1)	(1)
Common shares issued from treasury stock for stock-based compensation: 5,590,641	41	272	—	—	—	313
Stock-based compensation expense	197	—	—	—	—	197
Common shares repurchased: 27,673,675	—	(3,798)	—	—	—	(3,798)
Other	21	—	—	—	—	21
Balance at December 31, 2018	$5,827	$(20,531)	$30,427	$(1,684)	$41	$14,080
Adjustments to adopt new accounting guidance
Lease accounting	—	—	235	—	—	235
Reclassification of certain tax effects from accumulated other comprehensive income	—	—	(108)	108	—	—
Balance at January 1, 2019	$5,827	$(20,531)	$30,554	$(1,576)	$41	$14,315
Profit (loss) of consolidated and affiliated companies	—	—	6,093	—	1	6,094
Foreign currency translation, net of tax	—	—	—	16	—	16
Pension and other postretirement benefits, net of tax	—	—	—	(34)	—	(34)
Derivative financial instruments, net of tax	—	—	—	(8)	—	(8)
Available-for-sale securities, net of tax	—	—	—	35	—	35
Dividends declared	—	—	(2,210)	—	—	(2,210)
Distribution to noncontrolling interests	—	—	—	—	(3)	(3)
Common shares issued from treasury stock for stock-based compensation: 5,126,379	(4)	242	—	—	—	238
Stock-based compensation expense	205	—	—	—	—	205
Common shares repurchased: 30,586,507	—	(3,928)	—	—	—	(3,928)
Other	(93)	—	—	—	2	(91)
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance [1]
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	$5,935	$(24,217)	$34,412	$(1,567)	$41	$14,604
Profit (loss) of consolidated and affiliated companies	—	—	2,998	—	5	3,003
Foreign currency translation, net of tax	—	—	—	577	—	577
Pension and other postretirement benefits, net of tax	—	—	—	(29)	—	(29)
Derivative financial instruments, net of tax	—	—	—	97	—	97
Available-for-sale securities, net of tax	—	—	—	34	—	34
Dividends declared [2]	—	—	(2,247)	—	—	(2,247)
Common shares issued from treasury stock for stock-based compensation: 5,317,243	(61)	290	—	—	—	229
Stock-based compensation expense	202	—	—	—	—	202
Common shares repurchased: 10,096,006 [3]	—	(1,250)	—	—	—	(1,250)
Other	154	(1)	4	—	1	158
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378

1See Note 1J regarding new accounting guidance.
2Dividends per share of common stock of $4.12, $3.95 and $3.36 were declared in the years ended December 31, 2020, 2019 and 2018, respectively.
3See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31
(Millions of dollars)
	2020	2019	2018
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$3,003	$6,094	$6,148
Adjustments for non-cash items:
Depreciation and amortization	2,432	2,577	2,766
Actuarial (gain) loss on pension and postretirement benefits	383	468	495
Provision (benefit) for deferred income taxes	(74)	28	220
Other	1,000	675	1,006
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,442	171	(1,619)
Inventories	(34)	274	(1,579)
Accounts payable	98	(1,025)	709
Accrued expenses	(366)	172	101
Accrued wages, salaries and employee benefits	(544)	(757)	(162)
Customer advances	(126)	(10)	(183)
Other assets – net	(201)	(93)	41
Other liabilities – net	(686)	(1,662)	(1,385)
Net cash provided by (used for) operating activities	6,327	6,912	6,558

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(978)	(1,056)	(1,276)
Expenditures for equipment leased to others	(1,137)	(1,613)	(1,640)
Proceeds from disposals of leased assets and property, plant and equipment	772	1,153	936
Additions to finance receivables	(12,385)	(12,777)	(12,183)
Collections of finance receivables	12,646	12,183	10,901
Proceeds from sale of finance receivables	42	235	477
Investments and acquisitions (net of cash acquired)	(111)	(47)	(392)
Proceeds from sale of businesses and investments (net of cash sold)	25	41	16
Proceeds from sale of securities	345	529	442
Investments in securities	(638)	(552)	(506)
Other – net	(66)	(24)	13
Net cash provided by (used for) investing activities	(1,485)	(1,928)	(3,212)

Cash flow from financing activities:
Dividends paid	(2,243)	(2,132)	(1,951)
Common stock issued, including treasury shares reissued	229	238	313
Common shares repurchased	(1,130)	(4,047)	(3,798)
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	1,991	1,479	57
- Financial Products	8,440	8,362	8,850
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(26)	(12)	(7)
- Financial Products	(8,211)	(8,285)	(7,822)
Short-term borrowings – net (original maturities three months or less)	(2,804)	(138)	762
Other – net	(1)	(3)	(54)
Net cash provided by (used for) financing activities	(3,755)	(4,538)	(3,650)
Effect of exchange rate changes on cash	(13)	(44)	(126)
Increase (decrease) in cash and short-term investments and restricted cash	1,074	402	(430)
Cash and short-term investments and restricted cash at beginning of period	8,292	7,890	8,320
Cash and short-term investments and restricted cash at end of period	$9,366	$8,292	$7,890

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Operations and summary of significant accounting policies

A.Nature of operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Energy & Transportation (ME&T) – We define ME&T as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T's information relates to the design, manufacturing and marketing of our products.

Financial Products – We define Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

We sell our products primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “EMD,” “FG Wilson,” “MaK,” “MWM,” “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines”.

We conduct operations in our ME&T line of business under highly competitive conditions, including intense price competition. We place great emphasis on the high quality and performance of our products and our dealers’ service support. Although no one competitor is believed to produce all of the same types of equipment that we do, there are numerous companies, large and small, which compete with us in the sale of each of our products.

We distribute our machines principally through a worldwide organization of dealers (dealer network), 45 located in the United States and 116 located outside the United States, serving 192 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 92 distributors covering 183 countries. We sell the FG Wilson branded electric power generation systems primarily manufactured by our subsidiary Caterpillar Northern Ireland Limited through its worldwide network of 150 distributors covering 109 countries.  We also sell some of the large, medium speed reciprocating engines under the MaK brand through a worldwide network of 20 distributors covering 130 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. We sell some products, primarily turbines and locomotives, to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

The Financial Products line of business also conducts operations under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We offer various financing, insurance and risk management products designed to support sales of our products and generate financing income for our company. We conduct a significant portion of Financial Products activity in North America, with additional offices in Latin America, Asia/Pacific, Europe, Africa and the Middle East.

B.Basis of presentation

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

We include shipping and handling costs in Cost of goods sold in Statement 1.  Other operating (income) expenses primarily include Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses, (gains) losses on disposal of long-lived assets, long-lived asset impairment charges, legal settlements and accruals, contract termination costs and employee separation charges.

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

C.     Inventories

We state inventories at the lower of cost or net realizable value. We principally determine cost using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 60 percent of total inventories at December 31, 2020 and 2019.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $2,132 million and $2,086 million higher than reported at December 31, 2020 and 2019, respectively.

D.    Depreciation and amortization

We compute depreciation of plant and equipment principally using accelerated methods. We compute depreciation on equipment leased to others, primarily for Financial Products, using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2020, 2019 and 2018, Cat Financial depreciation on equipment leased to others was $758 million, $813 million and $819 million, respectively, which we include in Other operating (income) expenses in Statement 1. In 2020, 2019 and 2018, consolidated depreciation expense was $2,122 million, $2,253 million and $2,435 million, respectively. We compute amortization of purchased finite-lived intangibles principally using the straight-line method, generally not to exceed a period of 20 years.

E.    Foreign currency translation

The functional currency for most of our ME&T consolidated subsidiaries is the U.S. dollar. The functional currency for most of our Financial Products consolidated subsidiaries is the respective local currency.  We include gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency in Other income (expense) in Statement 1. We include gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars in Accumulated other comprehensive income (loss) in Statement 3.

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

G.    Income taxes

We determine the provision for income taxes using the asset and liability approach taking into account guidance related to uncertain tax positions.  Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements. We recognize a current liability for the estimated taxes payable for the current year.  Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  We adjust deferred taxes for enacted changes in tax rates and tax laws.  We record valuation allowances to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. See Note 6 for further discussion.

H.    Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired.  We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances make it more likely than not that an impairment may have occurred.  A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition.  Because Caterpillar is a highly integrated company, the businesses we acquire are sometimes combined with or integrated into existing reporting units.  When changes occur in the composition of our operating segments or reporting units, we reassign goodwill to the affected reporting units based on their relative fair values.

We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.  We review goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test.  If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary.  For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired.  If the carrying value is higher than the fair value, we would recognize the difference as an impairment loss. See Note 10 for further details.

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

We adopted the following ASUs during 2020, none of which had a material impact on our financial statements:

ASU	Description	Effective Date
2018-13	Fair value measurement	January 1, 2020
2018-15	Internal-use software	January 1, 2020
2018-19	Codification improvements - Credit losses	January 1, 2020
2019-04	Codification improvements - Credit losses, Derivatives & hedging, and Financial instruments	January 1, 2020
2019-05	Financial instruments - Credit losses	January 1, 2020
2019-11	Codification improvements - Credit losses	January 1, 2020
2019-12	Simplifying accounting for income taxes	January 1, 2020
2020-02	Financial instruments - Credit losses	January 1, 2020
2020-03	Codification improvements - Financial instruments	January 1, 2020
2018-14	Disclosure requirements - Defined benefit plans	December 31, 2020

B. Accounting standards issued but not yet adopted

Reference rate reform (ASU 2020-04) – In March 2020, the FASB issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. We continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting this guidance on our financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

2.     Sales and revenue recognition

A. Sales of Machinery, Energy & Transportation

We recognize sales of ME&T when all the following criteria are satisfied: (i) a contract with an independently owned and operated dealer or an end user exists which has commercial substance; (ii) it is probable we will collect the amount charged to the dealer or end user; and (iii) we have completed our performance obligation whereby the dealer or end user has obtained control of the product. A contract with commercial substance exists once we receive and accept a purchase order under a dealer sales agreement, or once we enter into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of our products typically transfers when title and risk of ownership of the product has transferred to the dealer or end user. Typically, where product is produced and sold in the same country, title and risk of ownership transfer when we ship the product. Products that are exported from a country for sale typically transfer title and risk of ownership at the border of the destination country.

Our remanufacturing operations are primarily focused on the remanufacture of Cat engines and components and rail related products.  In this business, we inspect, clean and remanufacture used engines and related components (core).  In connection with the sale of our remanufactured product to dealers, we collect a deposit that is repaid if the dealer returns an acceptable core within a specified time period.  Caterpillar owns and has title to the cores when they are returned from dealers.  The rebuilt engine or component (the core plus any new content) is then sold as a remanufactured product to dealers and end users.  We recognize revenue pursuant to the same transfer of control criteria as ME&T sales noted above.  At the time of sale, we recognize the deposit in Other current liabilities in Statement 3, and we recognize the core to be returned as an asset in Prepaid expenses and other current assets in Statement 3 at the estimated replacement cost (based on historical experience with usable cores).  Upon receipt of an acceptable core, we repay the deposit and relieve the liability.  We then transfer the returned core asset into inventory. In the event that the deposit is forfeited (i.e., upon failure by the dealer to return an acceptable core in the specified time period), we recognize the core deposit and the cost of the core in Sales and Cost of goods sold, respectively.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  Generally, we estimate the cost of these discounts for each product by model by geographic region based on historical experience and known changes in merchandising programs. We report the cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in Statement 3, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price.

Except for replacement parts, no right of return exists on the sale of our products.  We estimate replacement part returns based on historical experience and recognize a parts return asset in Prepaid expenses and other current assets in Statement 3, which represents our right to recover replacement parts we expect will be returned. We also recognize a refund liability in Other current liabilities in Statement 3 for the refund we expect to pay for returned parts. If actual replacement part returns differ from those estimated, we recognize the difference in the estimated replacement part return asset and refund liability in Cost of goods sold and Sales, respectively.

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When we make a sale to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. Wholesale inventory receivables have varying payment terms. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in Statement 3. See Note 7 for further information. Trade receivables from dealers and end users were $6,310 million, $7,648 million and $7,743 million as of December 31, 2020, 2019 and 2018, respectively. We recognize trade receivables from dealers and end users in Receivables – trade and other in Statement 3. Long-term trade receivables from dealers and end users were $657 million, $693 million and $674 million as of December 31, 2020, 2019 and 2018, respectively. We recognize long-term trade receivables from dealers and end users in Long-term receivables – trade and other in Statement 3.

We establish an allowance for credit losses for ME&T receivables when it becomes probable that we will not collect the receivable. Our allowance for credit losses is not significant.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in Statement 3. Contract liabilities were $1,526 million, $1,654 million and $1,680 million as of December 31, 2020, 2019 and 2018, respectively. We reduce the contract liability when we recognize revenue. During 2020, we recognized $1,012 million of revenue that was recorded as a contract liability at the beginning of 2020. During 2019, we recognized $1,171 million of revenue that was recorded as a contract liability at the beginning of 2019.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2020, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.7 billion, of which $2.2 billion is expected to be completed and revenue recognized in the twelve months following December 31, 2020. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

We exclude sales and other related taxes from the transaction price. We account for shipping and handling costs associated with outbound freight after control over a product has transferred as a fulfillment cost which is included in Cost of goods sold.

We provide a standard manufacturer’s warranty of our products at no additional cost. At the time we recognize a sale, we record estimated future warranty costs. See Note 21 for further discussion of our product warranty liabilities.

See Note 23 for further disaggregated sales and revenues information.

B. Revenues of Financial Products

Revenues of Financial Products are generated primarily from finance revenue on finance receivables and rental payments on operating leases. We record finance revenue over the life of the related finance receivable using the interest method, including the accretion of certain direct origination costs that are deferred. We recognize revenue from rental payments received on operating leases on a straight-line basis over the term of the lease.

We suspend recognition of finance revenue and operating lease revenue and place the account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). We resume recognition of revenue, and recognize previously suspended income, when the account becomes current and we consider collection of remaining amounts to be probable. We write off interest earned but uncollected prior to the receivable being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible. See Note 7 for more information.

We present revenues net of sales and other related taxes.

3.     Stock-based compensation

Our stock-based compensation plans primarily provide for the granting of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PRSUs) to Officers and other key employees, as well as non-employee Directors. Stock options permit a holder to buy Caterpillar stock at the stock’s price when the option was granted. RSUs are agreements to issue shares of Caterpillar stock at the time of vesting. PRSUs are similar to RSUs and include performance conditions in the vesting terms of the award.

Our long-standing practices and policies specify that the Compensation Committee (the Committee) of the Board of Directors approve all stock-based compensation awards.  The award approval process specifies the grant date, value and terms of the award.  We consistently apply the same terms and conditions to all employee grants, including Officers. The Committee approves all individual Officer grants.  We determine the number of stock-based compensation award units included in an individual’s award based on the methodology approved by the Committee. The exercise price methodology approved by the Committee is the closing price of the Company stock on the date of the grant. In June of 2014, shareholders approved the Caterpillar Inc. 2014 Long-Term Incentive Plan (the Plan) under which all new stock-based compensation awards are granted. In June of 2017, shareholders amended and restated the Plan. The Plan initially provided that up to 38,800,000 Common Shares would be reserved for future issuance under the Plan, subject to adjustment in certain events. Subsequent to the shareholder approval of the amendment and restatement of the Plan, an additional 36,000,000 Common Shares became available for all awards under the Plan.

Common stock issued from Treasury stock under the plans totaled 5,317,243 for 2020, 5,126,379 for 2019 and 5,590,641 for 2018. The total number of shares authorized for equity awards under the amended and restated Caterpillar Inc. 2014 Long-Term Incentive Plan is 74,800,000, of which 36,488,284 shares remained available for issuance as of December 31, 2020.

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

Upon separation from service, if the participant is 55 years of age or older with more than five years of service, the participant meets the criteria for a “Long Service Separation.”  Award terms for stock option and RSU grants allow for continued vesting as of each vesting date specified in the award document for employees who meet the criteria for a “Long Service Separation” and fulfill a requisite service period of six months.  We recognize compensation expense for eligible employees for the grants over the period from the grant date to the end date of the six-month requisite service period.  For employees who become eligible for a “Long Service Separation” subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, we recognized compensation expense over the period from the grant date to the date eligibility is achieved.

For PRSU awards granted in 2018, only a prorated number of shares may vest at the end of the performance period based upon achievement of the performance target, with the proration based upon the number of months of continuous employment during the three-year performance period.  Employees with a “Long Service Separation” must also fulfill a six-month requisite service period in order to be eligible for the prorated vesting of outstanding PRSU awards granted in 2018. We recognize compensation expense for the 2018 PRSU grant on a straight-line basis over the three-year performance period for all participants. Award terms for the 2020 and 2019 PRSU grants allowed for continued vesting upon achievement of the performance target specified in the award document for employees who meet the criteria for a “Long Service Separation” and fulfill a requisite service period of six months. We recognize compensation expense for the 2020 and 2019 PRSU grants with respect to employees who have met the criteria for a “Long Service Separation” over the period from the grant date to the end of the six-month requisite service period. For employees who become eligible for a “Long Service Separation” subsequent to the end date of the six-month requisite service period and prior to the completion of the vesting period, we recognize compensation expense over the period from the grant date to the date eligibility is achieved.

At grant, option awards have a term life of ten years.  For awards granted prior to 2016, if the “Long Service Separation” criteria are met, the vested options have a life that is the lesser of ten years from the original grant date or five years from the separation date.  For awards granted beginning in 2016, the vested options have a life equal to ten years from the original grant date.

Accounting guidance on share-based payments requires companies to estimate the fair value of options on the date of grant using an option-pricing model.  The fair value of our option grants was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The weighted-average dividend yield was based on historical information.  We determine the expected life from the actual historical employee exercise behavior. The following table provides the assumptions used in determining the fair value of the Option awards for the years ended December 31, 2020, 2019 and 2018, respectively.

	Grant Year
	2020	2019	2018
Weighted-average dividend yield	2.5%	2.6%	2.7%
Weighted-average volatility	25.7%	29.1%	30.2%
Range of volatilities	24.5%-29.7%	25.1%-38.7%	21.5%- 33.0%
Range of risk-free interest rates	1.21%-1.39%	2.48%-2.68%	2.02%-2.87%
Weighted-average expected lives	8 years	7 years	8 years

Beginning with the 2018 grant, we credit RSU and PRSU awards with dividend equivalent units on each date that we pay a cash dividend to holders of Common stock. We determine the fair value of the RSU and PRSU awards granted in 2020, 2019 and 2018 as the closing stock price on the date of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options		RSUs		PRSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2020	14,464,994	$99.29	1,369,203	$132.88	670,115	$144.46
Granted to officers and key employees	1,913,888	$127.60	743,783	$128.07	399,149	$128.41
Exercised	(6,247,628)	$91.21	—	$—	—	$—
Vested	—	$—	(724,606)	$124.25	(326,217)	$151.12
Forfeited / expired	(54,271)	$113.64	(60,430)	$133.28	(15,290)	$141.15
Outstanding at December 31, 2020	10,076,983	$109.60	1,327,950	$134.89	727,757	$132.81
Exercisable at December 31, 2020	6,711,398	$97.29

Stock options outstanding and exercisable as of December 31, 2020:

	Outstanding				Exercisable
Exercise Prices	Shares Outstanding at 12/31/2020	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [1]	Shares Outstanding at 12/31/2020	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [1]
$74.77-$83.00	3,076,885	4.76	$78.72	$318	3,076,885	4.76	$78.72	$318
$89.75-$96.31	2,245,247	4.82	$94.92	196	2,244,742	4.82	$94.92	196
$102.13-$110.09	164,103	1.01	$108.70	12	164,103	1.01	$108.70	12
$127.60-$138.51	3,284,693	8.86	$132.16	164	408,768	8.27	$138.35	18
$141.32-$151.12	1,306,055	7.28	$150.95	41	816,900	7.28	$150.94	6
	10,076,983		$109.60	$731	6,711,398		$97.29	$550

1    The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2020, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2020, there were 1,327,950 outstanding RSUs with a weighted average remaining contractual life of 1.5 years and 727,757 outstanding PRSUs with a weighted-average remaining contractual life of 1.5 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2020	2019	2018
Stock options activity:
Weighted-average fair value per share of stock awards granted	$25.98	$40.98	$46.09
Intrinsic value of stock awards exercised	$386	$264	$348
Fair value of stock awards vested [1]	$64	$100	$86
Cash received from stock awards exercised	$282	$298	$370

RSUs activity:
Weighted-average fair value per share of stock awards granted	$128.07	$138.61	$150.58
Fair value of stock awards vested [2]	$87	$110	$180

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$128.41	$138.67	$150.98
Fair value of stock awards vested [2]	$59	$59	$70

1    Based on the grant date fair value.
2    Based on the underlying stock’s closing market price on the vesting date.

In accordance with guidance on share-based payments, stock-based compensation expense is based on the grant date fair value and is classified within Cost of goods sold, Selling, general and administrative expenses and Research and development expenses corresponding to the same line item as the cash compensation paid to respective employees, officers and non-employee directors. We recognize stock-based compensation expense on a straight-line basis over the requisite service period for awards with terms that specify cliff or graded vesting and contain only service conditions. Stock-based compensation expense for PRSUs is based on the probable number of shares expected to vest and is recognized primarily on a straight-line basis.

Before tax, stock-based compensation expense for 2020, 2019 and 2018 was $202 million, $205 million and $197 million, respectively, with a corresponding income tax benefit of $34 million, $35 million and $36 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2020, 2019 and 2018 did not have a significant impact on our financial statements.

At December 31, 2020, there was $133 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  We expect to recognize the compensation expense over a weighted-average period of approximately 1.6 years.

We currently use shares in Treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2020, 2019 and 2018 were $108 million, $89 million and $103 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

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

We recognize all derivatives in Statement 3 at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow (cash flow hedge) or (3) an undesignated instrument. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. We record in Accumulated other comprehensive income (loss) (AOCI), to the extent effective, in Statement 3 changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged on Statement 5.  We include cash flows from undesignated derivative financial instruments in the investing category on Statement 5.

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

A.Foreign currency exchange rate risk

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of December 31, 2020, the maximum term of these outstanding contracts was approximately 60 months.

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

B.Interest rate risk

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

C.Commodity price risk

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

The location and fair value of derivative instruments reported in Statement 3 were as follows:

	Consolidated Statement of Financial Position Location	Asset (Liability) Fair Value
(Millions of dollars)		Years ended December 31,
		2020	2019
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$74	$18
Machinery, Energy & Transportation	Long-term receivables — trade and other	71	9
Machinery, Energy & Transportation	Accrued expenses	(36)	(20)
Machinery, Energy & Transportation	Other liabilities	(1)	—
Financial Products	Receivables — trade and other	1	54
Financial Products	Long-term receivables — trade and other	1	13
Financial Products	Accrued expenses	(148)	(3)

Interest rate contracts
Machinery, Energy & Transportation	Long-term receivables — trade and other	4	—
Financial Products	Receivables — trade and other	2	—
Financial Products	Long-term receivables — trade and other	57	5
Financial Products	Accrued expenses	(5)	(25)
		$20	$51

Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables — trade and other	$10	$1
Machinery, Energy & Transportation	Accrued expenses	(1)	—
Financial Products	Receivables — trade and other	17	7
Financial Products	Long-term receivables — trade and other	7	5
Financial Products	Accrued expenses	(107)	(22)
Commodity contracts
Machinery, Energy & Transportation	Receivables — trade and other	35	4
Machinery, Energy & Transportation	Long-term receivables — trade and other	2	—
Machinery, Energy & Transportation	Accrued expenses	—	(1)
		$(37)	$(6)

The total notional amounts of the derivative instruments were as follows:

	Years ended December 31,
(Millions of dollars)	2020	2019

Machinery, Energy & Transportation	$3,553	$2,563
Financial Products	$11,260	$8,931

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by reference to the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

The effect of derivatives designated as hedging instruments on Statement 1 was as follows:

Cash Flow Hedges
(Millions of dollars)	Year ended December 31, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in Statement 1
Foreign exchange contracts
Machinery, Energy & Transportation	$48	Sales of Machinery, Energy & Transportation	$2	$39,022
		Cost of goods sold	(55)	29,082
Financial Products	(130)	Interest expense of Financial Products	32	589
		Other income (expense)	(164)	(44)
Interest rate contracts
Machinery, Energy & Transportation	(11)	Interest expense excluding Financial Products	(4)	514
Financial Products	(23)	Interest expense of Financial Products	(52)	589
	$(116)		$(241)

	Year ended December 31, 2019
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in Statement 1
Foreign exchange contracts
Machinery, Energy & Transportation	$34	Sales of Machinery, Energy & Transportation	$11	$50,755
		Cost of goods sold	(3)	36,630
Financial Products	93	Interest expense of Financial Products	33	754
		Other income (expense)	37	(57)
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(4)	421
Financial Products	(70)	Interest expense of Financial Products	(8)	754
	$57		$66

	Year ended December 31, 2018
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery, Energy & Transportation	$(47)	Other income (expense)	$(33)	$—
Financial Products	165	Other income (expense)	148	—
		Interest expense of Financial Products	19	—
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(3)	—
Financial Products	(38)	Interest expense of Financial Products	—	—
	$80		$131	$—

As of December 31, 2020, $14 million of deferred net gains, net of tax, included in equity (AOCI in Statement 3), are expected to be reclassified to current earnings over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in current earnings will vary based on exchange rates at the time the hedged transactions impact earnings.

The effect of derivatives not designated as hedging instruments on Statement 1 was as follows:

		Years ended December 31,
(Millions of dollars)	Classification of Gains (Losses)	2020	2019	2018
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$38	$13	$(54)
Financial Products	Other income (expense)	(112)	(37)	19
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	11	18	(39)
		$(63)	$(6)	$(74)

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of December 31, 2020 and 2019, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$196	$—	$196	$(38)	$—	$158
Financial Products	85	—	85	(57)	—	28
Total	$281	$—	$281	$(95)	$—	$186

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(38)	$—	$(38)	$38	$—	$—
Financial Products	(260)	—	(260)	57	—	(203)
Total	$(298)	$—	$(298)	$95	$—	$(203)

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$32	$—	$32	$(13)	$—	$19
Financial Products	84	—	84	(21)	—	63
Total	$116	$—	$116	$(34)	$—	$82

December 31, 2019				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(21)	$—	$(21)	$13	$—	$(8)
Financial Products	(50)	—	(50)	21	—	(29)
Total	$(71)	$—	$(71)	$34	$—	$(37)

5.    Other income (expense)

	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Investment and interest income	$112	$202	$195
Foreign exchange gains (losses) [1]	(193)	(67)	(201)
License fee income	104	121	125
Gains (losses) on securities	37	65	(29)
Net periodic pension and OPEB income (cost), excluding service cost	(90)	(363)	(118)
Miscellaneous income (loss)	(14)	(15)	(39)
Total	$(44)	$(57)	$(67)

[1] Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

6.    Income taxes

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2020		2019		2018
Taxes at U.S. statutory rate	$839	21.0%	$1,641	21.0%	$1,643	21.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	285	7.1%	365	4.7%	282	3.6%
State and local taxes, net of federal [1]	32	0.8%	59	0.8%	22	0.3%
Interest and penalties, net of tax	28	0.7%	34	0.4%	33	0.4%
U.S. tax incentives	(52)	(1.3)%	(149)	(1.9)%	(106)	(1.3)%
Net excess tax benefits from stock-based compensation	(49)	(1.2)%	(41)	(0.5)%	(56)	(0.7)%
Prior year tax adjustments	(80)	(2.0)%	—	—%	—	—%
Mandatory deemed repatriation of non-U.S. earnings	—	—%	(178)	(2.3)%	50	0.7%
U.S. deferred tax rate change	—	—%	—	—%	(154)	(2.0)%
Valuation allowances	—	—%	—	—%	(29)	(0.4)%
Other—net	3	0.1%	15	0.2%	13	0.1%
Provision (benefit) for income taxes	$1,006	25.2%	$1,746	22.4%	$1,698	21.7%

[1] Excludes amounts included in valuation allowances, mandatory deemed repatriation of non-U.S. earnings, and net excess tax benefits from stock-based compensation.

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

The line item above labeled "Prior year tax adjustments" was an adjustment to prior year U.S. taxes including the impact of regulations received in 2020.

Included in the line item above labeled “Valuation allowances” was a decrease in the valuation allowance for U.S. state deferred tax assets resulting in a $63 million non-cash benefit in 2018, net of federal deferred tax adjustment. Also included in 2018 was a decrease in the valuation allowance for a non-U.S. subsidiary of $25 million offset by a charge of $59 million to correct for an error which resulted in an understatement of the valuation allowance offsetting deferred tax assets for prior years. Management has concluded that the error was not material to any period presented.

On December 22, 2017, U.S. tax legislation was enacted containing a broad range of tax reform provisions including a corporate tax rate reduction and changes in the U.S. taxation of non-U.S. earnings. In 2018, measurement period adjustments of $104 million reduced the provisionally estimated charge of $2.371 billion recognized during the fourth quarter of 2017. A $154 million benefit revised the estimated impact of the write-down of U.S. net deferred tax assets to reflect the reduction in the U.S. corporate tax rate from 35 percent to 21 percent. This benefit primarily related to the decision to make an additional discretionary pension contribution of $1.0 billion to U.S. pension plans in 2018 which was treated as deductible on the 2017 U.S. tax return. A $50 million charge revised the estimated cost of a mandatory deemed repatriation of non-U.S. earnings, including changes in the deferred tax liability related to the amount of earnings considered not indefinitely reinvested as well as the amount of unrecognized tax benefits and state tax liabilities associated with these tax positions. During 2019, we recorded a $178 million tax benefit to adjust previously unrecognized tax benefits as a result of receipt of additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings.

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

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2020	2019	2018
U.S.	$590	$2,888	$2,131
Non-U.S.	3,405	4,924	5,691
	$3,995	$7,812	$7,822

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Current tax provision (benefit):
U.S.[1]	$18	$405	$179
Non-U.S.	1,031	1,261	1,291
State (U.S.)	31	52	8
	1,080	1,718	1,478

Deferred tax provision (benefit):
U.S.[1]	(44)	17	298
Non-U.S.	(34)	(7)	4
State (U.S.)	4	18	(82)
	(74)	28	220
Total provision (benefit) for income taxes	$1,006	$1,746	$1,698
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $1,311 million, $1,847 million and $1,429 million in 2020, 2019 and 2018, respectively.

Accounting for income taxes under U.S. GAAP requires that individual tax-paying entities of the company offset all deferred tax liabilities and assets within each particular tax jurisdiction and present them as a noncurrent deferred tax liability or asset in the Consolidated Financial Position. Amounts in different tax jurisdictions cannot be offset against each other. The amount of deferred income taxes at December 31, included on the following lines in Statement 3, were as follows:

	December 31,
(Millions of dollars)	2020	2019
Assets:
Noncurrent deferred and refundable income taxes	$1,358	$1,324
Liabilities:
Other liabilities	418	414
Deferred income taxes—net	$940	$910

The components of deferred tax assets and liabilities were:
	December 31,
(Millions of dollars)	2020	2019
Deferred income tax assets:
Tax carryforwards	$1,346	$1,218
Postemployment benefits other than pensions	919	876
Pension	396	445
Warranty reserves	247	263
Research expenditures	193	219
Allowance for credit losses	126	171
Post sale discounts	153	200
Other employee compensation and benefits	186	197
Lease obligations	154	157
Stock-based compensation	81	107
Other—net	317	250
	4,118	4,103

Deferred income tax liabilities:
Capital and intangible assets, including lease basis differences	(1,526)	(1,574)
Bond discount	(117)	(122)
Translation	(147)	(194)
Other outside basis differences	(284)	(257)
Undistributed profits of non-U.S. subsidiaries	(95)	(118)
	(2,169)	(2,265)
Valuation allowance for deferred tax assets	(1,009)	(928)
Deferred income taxes—net	$940	$910

At December 31, 2020, approximately $1,399 million of U.S. state tax net operating losses (NOLs) and $139 million of U.S. state tax credit carryforwards were available. The state NOLs primarily expire over the next twenty years.  The state tax credit carryforwards primarily expire over the next fifteen years, with some credits having an unlimited carryforward period. In total, we have established a valuation allowance of $183 million related to certain of these carryforwards.

At December 31, 2020, approximately $350 million of U.S. foreign tax credits were available to carryforward on the U.S. federal tax return. These credits have a ten-year carryforward period and begin to expire in 2028.

At December 31, 2020, amounts and expiration dates of net operating loss and interest carryforwards in various non-U.S. taxing jurisdictions were:

(Millions of dollars)
2021	2022	2023	2024-2026	2027-2041	Unlimited	Total
$45	$81	$10	$79	$819	$3,929	$4,963

At December 31, 2020, non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets have recorded valuation allowances of $803 million, including certain entities in Luxembourg.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2020	2019	2018
Beginning balance	$1,778	$1,796	$1,286

Additions for tax positions related to current year	44	72	61
Additions for tax positions related to prior years	46	112	461
Reductions for tax positions related to prior years	(12)	(201)	(5)
Reductions for settlements [2]	(94)	—	(6)
Reductions for expiration of statute of limitations	(3)	(1)	(1)

Ending balance	$1,759	$1,778	$1,796

Amount that, if recognized, would impact the effective tax rate	$1,657	$1,616	$1,716

1Foreign currency impacts are included within each line as applicable.
2Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $38 million, $43 million and $42 million during the years ended December 31, 2020, 2019 and 2018, respectively. The total amount of interest and penalties accrued was $264 million and $233 million as of December 31, 2020 and 2019, respectively.

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

7.     Cat Financial Financing Activities

A.Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory. We include these receivables in Receivables—trade and other and Long-term receivables—trade and other in Statement 3 and were $1,233 million and $1,401 million, at December 31, 2020 and 2019, respectively.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2020
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2021	$516	$52	$568
2022	241	37	278
2023	141	27	168
2024	62	20	82
2025	23	13	36
Thereafter	10	4	14
Total	993	153	1,146
Guaranteed residual value [1]	51	36	87
Unguaranteed residual value	2	33	35
Less: Unearned income	(11)	(24)	(35)
Total	$1,035	$198	$1,233

[1] For Wholesale loans, represents residual value on failed sale leasebacks.

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity.

Please refer to Note 18 and Table III for fair value information.

B.Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2020
Amounts Due In	Retail Loans	Retail Leases	Total
2021	$6,305	$3,222	$9,527
2022	3,617	2,032	5,649
2023	2,621	1,107	3,728
2024	1,378	467	1,845
2025	464	171	635
Thereafter	384	56	440
Total	14,769	7,055	21,824
Guaranteed residual value [1]	44	412	456
Unguaranteed residual value	2	771	773
Less: Unearned income	(280)	(613)	(893)
Total	$14,535	$7,625	$22,160

[1] For Retail loans, represents residual value on failed sale leasebacks.

Cat Financial’s finance receivables generally may be repaid or refinanced without penalty prior to contractual maturity.

Please refer to Note 18 and Table III for fair value information.

C.Allowance for credit losses

Effective January 1, 2020, we implemented the new credit loss guidance using a modified retrospective approach. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. See Note 1J for additional information.

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 46 months with an average remaining term of approximately 26 months as of December 31, 2020.

Cat Financial typically maintains a security interest in financed equipment and requires physical damage insurance coverage on the financed equipment, both of which provide Cat Financial with certain rights and protections. If Cat Financial's collection efforts fail to bring a defaulted account current, Cat Financial generally can repossess the financed equipment, after satisfying local legal requirements, and sell it within the Caterpillar dealer network or through third-party auctions.

Cat Financial estimates the allowance for credit losses related to its customer finance receivables based on loss forecast models utilizing probabilities of default and the estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific economic factors.

During the year ended December 31, 2020, Cat Financial's forecasts for the markets in which it operates reflected an overall decline in economic conditions resulting from a contracting economy, elevated unemployment rates and an increase in delinquencies due to the COVID-19 pandemic. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

Although our forecasts continued to indicate a decline in economic conditions, Cat Financial's Dealer portfolio segment has not historically experienced increased credit losses during prior economic downturns due to its close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the year ended December 31, 2020.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2020
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	12	—	12
Receivables written off	(263)	—	(263)
Recoveries on receivables previously written off	41	—	41
Provision for credit losses	262	(1)	261
Other	4	—	4
Balance at end of year	$431	$44	$475

Individually evaluated	$187	$39	$226
Collectively evaluated	244	5	249
Ending Balance	$431	$44	$475

Finance Receivables:
Individually evaluated	$594	$78	$672
Collectively evaluated	18,644	2,844	21,488
Ending Balance	$19,238	$2,922	$22,160

[1] See Note 1J regarding new accounting guidance related to credit losses.

(Millions of dollars)	December 31, 2019
	Customer	Dealer	Total
Allowance for Credit Losses:
Balance at beginning of year	$486	$21	$507
Receivables written off	(281)	—	(281)
Recoveries on receivables previously written off	44	—	44
Provision for credit losses	138	24	162
Other	(12)	—	(12)
Balance at end of year	$375	$45	$420

Individually evaluated	$178	$39	$217
Collectively evaluated	197	6	203
Ending Balance	$375	$45	$420

Finance Receivables:
Individually evaluated	$594	$78	$672
Collectively evaluated	18,093	3,632	21,725
Ending Balance	$18,687	$3,710	$22,397

Credit quality of finance receivables

At origination, Cat Financial evaluates credit risk based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, loan-to-value ratios, probabilities of default, industry trends, macroeconomic factors and other internal metrics. On an ongoing basis, Cat Financial monitors credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of loss. In determining past-due status, Cat Financial considers the entire finance receivable past due when any installment is over 30 days past due.

Customer
The table below summarizes the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,777	$2,423	$1,344	$522	$212	$27	$89	$8,394
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115

EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112

Asia/Pacific
Current	1,375	745	321	61	10	3	—	2,515
31-60 days past due	12	22	13	6	—	—	—	53
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26

Mining
Current	490	571	287	152	92	151	137	1,880
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22

Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60

Caterpillar Power Finance
Current	217	172	111	273	99	117	119	1,108
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total Customer	$8,162	$5,403	$2,901	$1,357	$575	$492	$348	$19,238

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of December 31, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

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

In Cat Financial’s Customer portfolio segment, impaired finance receivables and the related unpaid principal balances and allowance were as follows:

	December 31, 2019
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Finance Receivables With No Allowance Recorded
North America	$6	$6	$—
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	22	22	—
Latin America	8	8	—
Caterpillar Power Finance	58	58	—
Total	$94	$94	$—

Impaired Finance Receivables With An Allowance Recorded
North America	$30	$30	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	37	36	9
Latin America	58	58	20
Caterpillar Power Finance	306	319	107
Total	$500	$512	$178

Total Impaired Finance Receivables
North America	$36	$36	$11
EAME	61	61	29
Asia/Pacific	8	8	2
Mining	59	58	9
Latin America	66	66	20
Caterpillar Power Finance	364	377	107
Total	$594	$606	$178

	Years ended December 31,
	2019		2018
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Finance Receivables With No Allowance Recorded
North America	$9	$—	$16	$1
EAME	6	—	14	—
Asia/Pacific	—	—	27	3
Mining	27	1	57	2
Latin America	21	1	38	2
Caterpillar Power Finance	54	3	130	7
Total	$117	$5	$282	$15

Impaired Finance Receivables With An Allowance Recorded
North America	$34	$2	$49	$2
EAME	81	2	53	2
Asia/Pacific	9	1	4	—
Mining	48	2	46	3
Latin America	72	5	67	3
Caterpillar Power Finance	396	11	378	12
Total	$640	$23	$597	$22

Total Impaired Finance Receivables
North America	$43	$2	$65	$3
EAME	87	2	67	2
Asia/Pacific	9	1	31	3
Mining	75	3	103	5
Latin America	93	6	105	5
Caterpillar Power Finance	450	14	508	19
Total	$757	$28	$879	$37

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	December 31, 2020
	Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$86	$1	$34
EAME	113	1	1
Asia/Pacific	13	—	13
Mining	21	1	—
Latin America	63	—	1
Caterpillar Power Finance	170	17	—
Total	$466	$20	$49

There was $12 million of interest income recognized during the year ended December 31, 2020, for customer finance receivables on non-accrual status.

(Millions of dollars)	December 31, 2019
	Recorded Investment
	Non-accrual Finance Receivables	91+ Still Accruing
North America	$44	$15
EAME	165	4
Asia/Pacific	21	8
Mining	47	—
Latin America	89	2
Caterpillar Power Finance	361	—
Total	$727	$29

As of December 31, 2020 and 2019, finance receivables in our Dealer portfolio segment on non-accrual status were $81 million and $78 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of December 31, 2020 and 2019 and no interest income was recognized on dealer finance receivables on non-accrual status during the years ended December 31, 2020 and 2019.

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

There were no finance receivables modified as TDRs during the years ended December 31, 2020, 2019 and 2018 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Year ended December 31, 2020
	Number of Contracts	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	40	$13	$13
EAME	4	—	—
Asia/Pacific[1]	183	12	12
Mining[2]	63	35	35
Latin America[3]	77	45	45
Caterpillar Power Finance	22	115	115
Total	389	$220	$220

	Year ended December 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	15	$11	$11
EAME	19	17	17
Asia/Pacific	—	—	—
Mining	2	8	8
Latin America	5	5	3
Caterpillar Power Finance	21	168	165
Total	62	$209	$204

	Year ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment	Post-TDR Recorded Investment
North America	38	$21	$21
EAME	—	—	—
Asia/Pacific	—	—	—
Mining	1	29	29
Latin America	1	3	3
Caterpillar Power Finance	12	133	99
Total	52	$186	$152

1During the year ended December 31, 2020, 183 contracts with a pre-TDR and post-TDR amortized cost of $12 million were related to seven customers.
2During the year ended December 31, 2020, 63 contracts with a pre-TDR and post-TDR amortized cost of $35 million were related to five customers.
3During the year ended December 31, 2020, 77 contracts with a pre-TDR and post-TDR amortized cost of $45 million were related to ten customers.

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
	Number of Contracts	Post-TDR Amortized Cost	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
North America	4	$8	11	$5	10	$10
EAME	2	10	—	—	—	—
Asia/Pacific	27	2	—	—	—	—
Mining	21	10	—	—	—	—
Latin America	4	1	—	—	3	1
Caterpillar Power Finance	2	18	1	10	3	33
Total	60	$49	12	$15	16	$44

8.     Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2020	2019
Raw materials	$4,021	$4,263
Work-in-process	1,052	1,147
Finished goods	6,054	5,598
Supplies	275	258
Total inventories	$11,402	$11,266

We had long-term material purchase obligations of $309 million at December 31, 2020.

9.     Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2020	2019
Land	—	$681	$664
Buildings and land improvements	20-45	7,091	6,710
Machinery, equipment and other	2-10	13,004	13,287
Software	3-7	1,679	1,728
Equipment leased to others	1-7	6,077	6,208
Construction-in-process	—	739	620
Total property, plant and equipment, at cost		29,271	29,217
Less: Accumulated depreciation		(16,870)	(16,313)
Property, plant and equipment–net		$12,401	$12,904

10.  Intangible assets and goodwill

A.Intangible assets

Intangible assets were comprised of the following:

		December 31, 2020
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,493	$(1,600)	$893
Intellectual property	12	1,439	(1,073)	366
Other	14	164	(115)	49
Total finite-lived intangible assets	14	$4,096	$(2,788)	$1,308

		December 31, 2019
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,450	$(1,406)	$1,044
Intellectual property	12	1,510	(1,055)	455
Other	13	191	(125)	66
Total finite-lived intangible assets	14	$4,151	$(2,586)	$1,565

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Amortization expense related to intangible assets was $311 million, $324 million and $331 million for 2020, 2019 and 2018, respectively.

As of December 31, 2020, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2021	2022	2023	2024	2025	Thereafter
$300	$282	$223	$165	$155	$183

B.Goodwill

There were no goodwill impairments during 2020, 2019 or 2018.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 were as follows:

(Millions of dollars)	December 31, 2019	Acquisitions	Other Adjustments [1]	December 31, 2020
Construction Industries
Goodwill	$306	$—	$14	$320
Impairments	(22)	—	—	(22)
Net goodwill	284	—	14	298
Resource Industries
Goodwill	4,156	—	97	4,253
Impairments	(1,175)	—	—	(1,175)
Net goodwill	2,981	—	97	3,078
Energy & Transportation
Goodwill	2,875	41	43	2,959
All Other [2]
Goodwill	56	—	3	59
Consolidated total
Goodwill	7,393	41	157	7,591
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,196	$41	$157	$6,394

	December 31, 2018	Acquisitions	Other Adjustments [1]	December 31, 2019
Construction Industries
Goodwill	$304	$—	$2	$306
Impairments	(22)	—	—	(22)
Net goodwill	282	—	2	284
Resource Industries
Goodwill	4,172	—	(16)	4,156
Impairments	(1,175)	—	—	(1,175)
Net goodwill	2,997	—	(16)	2,981
Energy & Transportation
Goodwill	2,882	—	(7)	2,875
All Other [2]
Goodwill	56	—	—	56
Consolidated total
Goodwill	7,414	—	(21)	7,393
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,217	$—	$(21)	$6,196
[1] Other adjustments are comprised primarily of foreign currency translation. [2] Includes All Other operating segment (See Note 23).

11.Investments in debt and equity securities

We have investments in certain debt and equity securities, primarily at Insurance Services, which we record at fair value and primarily include in Other assets in Statement 3.

We classify debt securities as available-for-sale, and we include the unrealized gains and losses arising from the revaluation of these debt securities, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in Statement 3). We include the unrealized gains and losses arising from the revaluation of the equity securities in Other income (expense) in Statement 1. We generally determine realized gains and losses on sales of investments using the specific identification method for debt and equity securities and include them in Other income (expense) in Statement 1.

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in Statement 3) were as follows:

	December 31, 2020			December 31, 2019
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$9	$—	$9
Other U.S. and non-U.S. government bonds	58	1	59	54	—	54

Corporate bonds
Corporate bonds	962	50	1,012	836	20	856
Asset-backed securities	156	3	159	62	—	62

Mortgage-backed debt securities
U.S. governmental agency	362	12	374	327	4	331
Residential	5	—	5	6	—	6
Commercial	60	4	64	46	1	47
Total debt securities	$1,613	$70	$1,683	$1,340	$25	$1,365

As of December 31, 2020, there was no available-for-sale investments with net losses in accumulated other comprehensive income. As of December 31, 2019, the total unrealized loss for available-for-sale investments in an unrealized loss position that were not other-than temporarily impaired was $1 million.

The cost basis and fair value of the available-for-sale debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2020
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$135	$136
Due after one year through five years	702	737
Due after five years through ten years	279	295
Due after ten years	70	72
U.S. governmental agency mortgage-backed securities	362	374
Residential mortgage-backed securities	5	5
Commercial mortgage-backed securities	60	64
Total debt securities – available-for-sale	$1,613	$1,683

Sales of available-for-sale securities:
	Years Ended December 31,
(Millions of dollars)	2020	2019	2018
Proceeds from the sale of available-for-sale securities	$290	$260	$247
Gross gains from the sale of available-for-sale securities	$2	$1	$—
Gross losses from the sale of available-for-sale securities	$1	$1	$—

For the years ended December 31 2020 and 2019, the net unrealized gains (losses) for equity securities held at December 31, 2020 and 2019 were $47 million and $29 million, respectively.

12.Postemployment benefit plans

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

Our U.S. defined benefit pension plans for support and management employees were frozen for certain employees on December 31, 2010 and were frozen for the remaining employees on December 31, 2019. On the respective transition dates employees moved to a retirement benefit that provided a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.

A. Obligations, assets and funded status

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	2.4%	3.2%	1.4%	1.9%	2.3%	3.2%
Rate of compensation increase [1]	—%	—%	2.0%	2.0%	4.0%	4.0%

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

We use the assumed discount rate to discount future benefit obligations back to today’s dollars.  The U.S. discount rate is based on a benefit cash flow-matching approach and represents the rate at which our benefit obligations could effectively be settled as of our measurement date, December 31.  The benefit cash flow-matching approach involves analyzing Caterpillar’s projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds available on the measurement date.  We use a similar process to determine the assumed discount rate for our most significant non-U.S. plans. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and future expense.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2020	2019	2020	2019	2020	2019
Accumulated benefit obligation, end of year	$19,177	$17,773	$4,680	$4,502
Change in benefit obligation:
Benefit obligation, beginning of year	$17,773	$15,953	$4,666	$4,215	$3,960	$3,649
Service cost [1]	—	115	55	80	94	80
Interest cost	483	600	68	94	103	136
Plan amendments	—	—	6	(5)	(8)	8
Actuarial losses (gains) [2]	1,922	2,090	258	424	192	350
Foreign currency exchange rates	—	—	213	95	(25)	(1)
Participant contributions	—	—	4	7	44	46
Benefits paid - gross	(997)	(982)	(159)	(237)	(317)	(316)
Less: federal subsidy on benefits paid	—	—	—	—	8	9
Curtailments, settlements and termination benefits	(4)	(3)	(264)	(7)	—	(1)
Benefit obligation, end of year	$19,177	$17,773	$4,847	$4,666	$4,051	$3,960
Change in plan assets:
Fair value of plan assets, beginning of year	$15,994	$12,697	$4,525	$4,025	$255	$328
Actual return on plan assets	2,552	2,740	385	482	23	71
Foreign currency exchange rates	—	—	164	105	—	—
Company contributions	44	1,542	76	143	142	127
Participant contributions	—	—	4	7	44	46
Benefits paid	(997)	(982)	(159)	(237)	(317)	(316)
Settlements and termination benefits	(4)	(3)	(264)	—	—	(1)
Fair value of plan assets, end of year	$17,589	$15,994	$4,731	$4,525	$147	$255

Over (under) funded status	$(1,588)	$(1,779)	$(116)	$(141)	$(3,904)	$(3,705)

Components of net amount recognized in financial position:
Other assets (non-current asset)	$409	$219	$556	$485	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(44)	(42)	(25)	(19)	(186)	(161)
Liability for postemployment benefits (non-current liability) [3]	(1,953)	(1,956)	(647)	(607)	(3,718)	(3,544)
Net liability recognized	$(1,588)	$(1,779)	$(116)	$(141)	$(3,904)	$(3,705)

Amounts recognized in Accumulated other comprehensive income (pre-tax) consist of:
Prior service cost (credit)	$—	$—	$24	$16	$(46)	$(78)

1 Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly there is no longer any service cost.
2 For 2020, Actuarial loss (gain) impacting the benefit obligation was primarily due to lower discount rates at the end of 2020 compared to the end of 2019. For 2019, Actuarial loss (gain) impacting the benefit obligation was primarily due to lower discount rates at the end of 2019 compared to the end of 2018.
3 The Liability for postemployment benefits reported in Statement 3 includes our liability for other postemployment benefits and our liability for non-qualified deferred compensation plans. For 2020, these liabilities were $63 million and $491 million, respectively. For 2019, these liabilities were $60 million and $432 million, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(Millions of dollars)	2020	2019	2020	2019
Pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$15,300	$14,037	$2,171	$2,010
Fair value of plan assets	$13,302	$12,039	$1,499	$1,384

Pension plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$15,300	$14,037	$1,988	$1,799
Fair value of plan assets	$13,302	$12,039	$1,425	$1,269

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

B. Net periodic benefit cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost [1]	$—	$115	$125	$55	$80	$89	$94	$80	$83
Interest cost	483	600	534	68	94	96	103	136	125
Expected return on plan assets	(791)	(721)	(808)	(135)	(148)	(221)	(12)	(18)	(32)
Curtailments, settlements and termination benefits	(1)	(1)	—	30	(7)	(33)	—	—	(2)
Amortization of prior service cost (credit)	—	—	—	—	—	—	(38)	(40)	(36)
Actuarial loss (gain) [2]	162	72	534	32	90	111	189	306	(150)
Net Periodic benefit cost (benefit) [3]	$(147)	$65	$385	$50	$109	$42	$336	$464	$(12)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$8	$(4)	$20	$(7)	$8	$(20)
Amortization of prior service (cost) credit	—	—	—	—	—	—	38	40	36
Total recognized in other comprehensive income	—	—	—	8	(4)	20	31	48	16
Total recognized in net periodic cost and other comprehensive income	$(147)	$65	$385	$58	$105	$62	$367	$512	$4

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	4.3%	3.7%	1.5%	2.5%	2.3%	3.2%	4.1%	3.5%
Discount rate used to measure interest cost	2.8%	3.9%	3.2%	1.7%	2.3%	2.2%	2.8%	3.9%	3.2%
Expected rate of return on plan assets [4]	5.1%	5.9%	6.3%	3.3%	3.8%	5.2%	7.0%	7.2%	7.5%
Rate of compensation increase [1]	—%	4.0%	4.0%	2.0%	3.0%	4.0%	4.0%	4.1%	4.0%
1 Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly there is no longer any service cost and certain assumptions are no longer applicable.
2 Actuarial loss (gain) represents the effects of actual results differing from our assumptions and the effects of changing assumptions. We recognize actuarial loss (gain) immediately through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.
3 The service cost component is included in Operating costs and all other components are included in Other income (expense) in Statement 1.
4 The weighted-average rates for 2021 are 4.2 percent and 2.9 percent for U.S. and non-U.S. pension plans, respectively.

The discount rates used in the determination of our service and interest cost components utilize a full yield curve approach which applies specific spot rates along the yield curve used in the calculation of the benefit obligation to the relevant projected cash flows.

Our U.S. expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. To arrive at our expected long-term return, the amount added for active management was 0.40 percent for 2020, 0.40 percent for 2019 and 0.75 percent for 2018.  We use a similar process to determine this rate for our non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 6.1 percent in our calculation of 2020 benefit expense.  We expect a weighted-average increase of 5.8 percent during 2021.  The 2021 rates are assumed to decrease gradually to the ultimate health care trend rate of 5 percent in 2025. This rate represents 3 percent general inflation plus 2 percent additional health care inflation.

C. Expected contributions and benefit payments

The following table presents information about expected contributions and benefit payments for pension and other postretirement benefit plans:

(Millions of dollars)	2021
Expected employer contributions:
U.S. Pension Benefits	$45
Non-U.S. Pension Benefits	$90
Other Postretirement Benefits	$175

Expected benefit payments:	2021	2022	2023	2024	2025	2026- 2030	Total
U.S. Pension Benefits	$1,040	$1,020	$1,020	$1,020	$1,020	$4,995	$10,115
Non-U.S. Pension Benefits	$360	$180	$185	$190	$195	$1,055	$2,165
Other Postretirement Benefits	$280	$275	$270	$265	$260	$1,270	$2,620

Expected Medicare Part D subsidy:	$8	$8	$8	$7	$7	$30	$68

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

D. Plan assets

In general, our strategy for both the U.S. and non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. The current U.S. pension target asset allocation is 77 percent fixed income and 23 percent equities. We will revise this target allocation periodically to ensure it reflects our overall objectives. The non-U.S. pension weighted-average target allocations are 76 percent fixed income, 13 percent equities, 6 percent other and 5 percent real estate.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  We primarily invest the non-U.S. plan assets in non-U.S. securities.

Our target allocation for the other postretirement benefit plans is 70 percent equities and 30 percent fixed income.

We rebalance the U.S. plans to within the appropriate target asset allocation ranges on a monthly basis.  The frequency of rebalancing for the non-U.S. plans varies depending on the plan. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

We permit the use of certain derivative instruments where appropriate and necessary for achieving overall investment policy objectives.  The plans do not use derivative contracts for speculative purposes.

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). Certain assets that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. See Note 18 for a discussion of the fair value hierarchy.

We determine fair values as follows:

•Equity securities are primarily based on valuations for identical instruments in active markets.
•Fixed income securities are primarily based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.
•Real estate is stated at the fund’s net asset value or at appraised value.
•Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$2,292	$5	$28	$133	$2,458
Non-U.S. equities	1,838	—	1	—	1,839

Fixed income securities:
U.S. corporate bonds	—	7,395	53	119	7,567
Non-U.S. corporate bonds	—	1,372	—	—	1,372
U.S. government bonds	—	3,618	—	—	3,618
U.S. governmental agency mortgage-backed securities	—	27	—	—	27
Non-U.S. government bonds	—	133	—	—	133

Real estate	—	—	9	—	9

Cash, short-term instruments and other	363	22	—	181	566
Total U.S. pension assets	$4,493	$12,572	$91	$433	$17,589

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$2,578	$—	$23	$133	$2,734
Non-U.S. equities	2,068	—	—	—	2,068

Fixed income securities:
U.S. corporate bonds	—	6,577	57	—	6,634
Non-U.S. corporate bonds	—	1,414	—	—	1,414
U.S. government bonds	—	2,220	—	—	2,220
U.S. governmental agency mortgage-backed securities	—	63	—	—	63
Non-U.S. government bonds	—	96	—	—	96

Real estate	—	—	10	—	10

Cash, short-term instruments and other	230	10	—	515	755
Total U.S. pension assets	$4,876	$10,380	$90	$648	$15,994

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$97	$—	$—	$—	$97
Non-U.S. equities	368	33	—	50	451
Global equities [1]	29	17	—	49	95

Fixed income securities:
U.S. corporate bonds	—	314	—	—	314
Non-U.S. corporate bonds	—	987	—	—	987
U.S. government bonds	—	2	—	—	2
Non-U.S. government bonds	—	1,743	—	—	1,743
Global fixed income [1]	—	131	—	325	456

Real estate	—	239	—	—	239

Cash, short-term instruments and other [2]	71	276	—	—	347
Total non-U.S. pension assets	$565	$3,742	$—	$424	$4,731

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$58	$—	$—	$—	$58
Non-U.S. equities	346	29	—	65	440
Global equities [1]	26	16	—	111	153

Fixed income securities:
U.S. corporate bonds	—	253	—	—	253
Non-U.S. corporate bonds	—	808	—	7	815
U.S. government bonds	—	65	—	—	65
Non-U.S. government bonds	—	1,952	—	—	1,952
Global fixed income [1]	—	182	—	208	390

Real estate	—	211	—	—	211

Cash, short-term instruments and other [2]	68	120	—	—	188
Total non-U.S. pension assets	$498	$3,636	$—	$391	$4,525

[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$88	$—	$—	$—	$88
Non-U.S. equities	21	—	—	—	21

Fixed income securities:
U.S. corporate bonds	—	11	—	1	12
Non-U.S. corporate bonds	—	2	—	—	2
U.S. government bonds	—	3	—	—	3
U.S. governmental agency mortgage-backed securities	—	6	—	—	6
Non-U.S. government bonds	—	3	—	—	3

Cash, short-term instruments and other	—	2	—	10	12
Total other postretirement benefit assets	$109	$27	$—	$11	$147

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$119	$—	$—	$—	$119
Non-U.S. equities	56	—	—	—	56

Fixed income securities:
U.S. corporate bonds	—	33	—	—	33
Non-U.S. corporate bonds	—	6	—	—	6
U.S. government bonds	—	9	—	—	9
U.S. governmental agency mortgage-backed securities	—	16	—	—	16
Non-U.S. government bonds	—	3	—	—	3

Cash, short-term instruments and other	2	1	—	10	13
Total other postretirement benefit assets	$177	$68	$—	$10	$255

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the years ended December 31, 2020 and 2019.  We valued these instruments using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

(Millions of dollars)	Equities	Fixed Income	Real Estate
U.S. Pension
Balance at December 31, 2018	$36	$61	$10
Unrealized gains (losses)	(9)	—	—
Realized gains (losses)	7	—	—
Purchases, issuances and settlements, net	(10)	(4)	—
Transfers in and/or out of Level 3	(1)	—	—
Balance at December 31, 2019	$23	$57	$10
Unrealized gains (losses)	—	1	—
Realized gains (losses)	(11)	(6)	(1)
Purchases, issuances and settlements, net	17	1	—
Transfers in and/or out of Level 3	—	—	—
Balance at December 31, 2020	$29	$53	$9

E. Defined contribution plans

We have both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. Our primary U.S. 401(k) plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis. Employees with frozen defined benefit pension accruals are eligible for matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age). Employees that were still accruing benefits under a defined benefit pension plan up to December 31, 2019 were eligible for matching contributions equal to 50 percent of employee contributions up to 6 percent of cash compensation. All our U.S. defined benefit pension plans were frozen on December 31, 2019 for remaining employees still accruing a benefit. Starting in 2020, these employees receive matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age).

These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2020 and 2019, the ESOP held 13.2 million and 14.9 million shares, respectively. We allocate all of the shares held by the ESOP to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2020	2019	2018
U.S. plans	$384	$414	$271
Non-U.S. plans	89	83	89
	$473	$497	$360

13.Short-term borrowings

	December 31,
(Millions of dollars)	2020	2019
Machinery, Energy & Transportation:
Notes payable to banks	$10	$5
	10	5
Financial Products:
Notes payable to banks	307	605
Commercial paper	1,321	4,168
Demand notes	377	388
	2,005	5,161
Total short-term borrowings	$2,015	$5,166

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2020	2019
Notes payable to banks	3.7%	5.0%
Commercial paper	0.1%	1.3%
Demand notes	0.3%	1.7%

Please refer to Note 18 and Table III for fair value information on short-term borrowings.

14. Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2020	2019
Machinery, Energy & Transportation:
Notes—$1,250 million of 3.900% due 2021 [2]	4.01%	$—	$1,248
Notes—$759 million of 5.200% due 2041 [2]	5.27%	752	752
Debentures—$120 million of 9.375% due 2021	9.41%	—	120
Debentures—$500 million of 2.600% due 2022 [2]	2.70%	499	499
Debentures—$82 million of 8.000% due 2023	8.06%	82	82
Debentures—$1,000 million of 3.400% due 2024	3.46%	998	998
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	192	192
Debentures—$500 million of 2.600% due 2029 [2]	2.67%	497	497
Debentures—$800 million of 2.600% due 2030 [2]	2.72%	793	—
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	240	240
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	223	220
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	456	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	158
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,296	1,277
Debentures—$500 million of 4.300% due 2044	4.39%	493	493
Debentures—$1,000 million of 3.250% due 2049 [2]	3.34%	983	982
Debentures—$1,200 million of 3.250% due 2050 [2]	3.32%	1,185	—
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	241
Finance lease obligations & other		103	128
Total Machinery, Energy & Transportation		9,749	9,141
Financial Products:
Medium-term notes		16,012	16,719
Other		238	421
Total Financial Products		16,250	17,140
Total long-term debt due after one year		$25,999	$26,281

1    Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.
2    Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.

All outstanding notes and debentures are unsecured and rank equally with one another.

On September 19, 2019, we issued $1.0 billion of 3.250% Senior Notes due 2049 and $500 million of 2.600% Senior Notes due 2029. On April 9, 2020, we issued $1.2 billion of 3.250% Senior Notes due 2050 and $800 million of 2.600% Senior Notes due 2030.

Cat Financial’s medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 2.0% with remaining maturities up to 7 years at December 31, 2020.

The above table includes $56 million of medium-term notes that can be called at par.

The aggregate amounts of maturities of long-term debt during each of the years 2021 through 2025, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2021	2022	2023	2024	2025
Machinery, Energy & Transportation	$1,420	$520	$99	$1,010	$9
Financial Products	7,729	6,679	4,168	2,664	1,621
	$9,149	$7,199	$4,267	$3,674	$1,630

Interest paid on short-term and long-term borrowings for 2020, 2019 and 2018 was $1,089 million, $1,057 million and $1,088 million, respectively.

Please refer to Note 18 and Table III for fair value information on long-term debt.

15.Credit commitments

	December 31, 2020
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,178	146	3,032
Total credit lines available	13,678	2,896	10,782
Less: Commercial paper outstanding	(1,321)	—	(1,321)
Less: Utilized credit	(744)	(10)	(734)
Available credit	$11,613	$2,886	$8,727

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2020 was $2.75 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.15 billion (of which $0.82 billion is available to ME&T) expires in September 2021.
•The three-year facility, as amended and restated in September 2019, of $2.73 billion (of which $0.72 billion is available to ME&T) expires in September 2022.
•The five-year facility, as amended and restated in September 2019, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2024.

Other consolidated credit lines with banks as of December 31, 2020 totaled $3.18 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

At December 31, 2020, Caterpillar’s consolidated net worth was $15.41 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2020, Cat Financial’s covenant interest coverage ratio was 1.72 to 1.  This is above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2020, Cat Financial’s six-month covenant leverage ratio was 6.74 to 1 and year-end covenant leverage ratio was 6.95 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2020, there were no borrowings under the Credit Facility.

16.Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2020	2019	2018
Profit for the period (A) [1]	$2,998	$6,093	$6,147
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	544.1	561.6	591.4
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.5	5.9	8.0
Average common shares outstanding for fully diluted computation (C) [2]	548.6	567.5	599.4
Profit per share of common stock:
Assuming no dilution (A/B)	$5.51	$10.85	$10.39
Assuming full dilution (A/C) [2]	$5.46	$10.74	$10.26
Shares outstanding as of December 31 (in millions)	545.3	550.1	575.5
1Profit attributable to common shareholders.
2Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the year ended December 31, 2020, 2019 and 2018, we excluded 4.6 million, 3.0 million and 1.5 million outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a new share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of December 31, 2020, approximately $4.8 billion remained available under the 2018 Authorization.

During 2020, 2019 and 2018, we repurchased 10.1 million, 30.6 million and 27.7 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.3 billion, $4.0 billion and $3.8 billion respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

17.Accumulated other comprehensive income (loss)

We present comprehensive income and its components in Statement 2. Changes in the balances for each component of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)
	2020	2019	2018
Foreign currency translation:
Beginning balance	$(1,487)	$(1,601)	$(1,205)
Adjustments to adopt new accounting guidance related to reclassification of certain tax effects from AOCI	—	98	—
Balance at January 1	(1,487)	(1,503)	(1,205)
Gains (losses) on foreign currency translation	513	21	(373)
Less: Tax provision /(benefit)	(42)	5	24
Net gains (losses) on foreign currency translation	555	16	(397)
(Gains) losses reclassified to earnings	22	—	1
Less: Tax provision /(benefit)	—	—	—
Net (gains) losses reclassified to earnings	22	—	1
Other comprehensive income (loss), net of tax	577	16	(396)
Ending balance	$(910)	$(1,487)	$(1,601)

Pension and other postretirement benefits
Beginning balance	$(3)	$12	$46
Adjustments to adopt new accounting guidance related to reclassification of certain tax effects from AOCI	—	19	—
Balance at January 1	(3)	31	46
Current year prior service credit (cost)	(1)	(4)	—
Less: Tax provision /(benefit)	—	—	6
Net current year prior service credit (cost)	(1)	(4)	(6)
Amortization of prior service (credit) cost	(38)	(40)	(36)
Less: Tax provision /(benefit)	(10)	(10)	(8)
Net amortization of prior service (credit) cost	(28)	(30)	(28)
Other comprehensive income (loss), net of tax	(29)	(34)	(34)
Ending balance	$(32)	$(3)	$12
Derivative financial instruments
Beginning balance	$(97)	$(80)	$(41)
Adjustments to adopt new accounting guidance related to reclassification of certain tax effects from AOCI	—	(9)	—
Balance at January 1	(97)	(89)	(41)
Gains (losses) deferred	(116)	57	80
Less: Tax provision /(benefit)	(25)	14	19
Net gains (losses) deferred	(91)	43	61
(Gains) losses reclassified to earnings	241	(66)	(131)
Less: Tax provision /(benefit)	53	(15)	(31)
Net (gains) losses reclassified to earnings	188	(51)	(100)
Other comprehensive income (loss), net of tax	97	(8)	(39)
Ending balance	$—	$(97)	$(80)

	2020	2019	2018
Available-for-sale securities
Beginning balance	$20	$(15)	$8
Adjustments to adopt recognition and measurement of financial assets and liabilities guidance	—	—	(11)
Balance at January 1	20	(15)	(3)
Gains (losses) deferred	45	45	(15)
Less: Tax provision /(benefit)	10	10	(3)
Net gains (losses) deferred	35	35	(12)
(Gains) losses reclassified to earnings	(1)	—	—
Less: Tax provision /(benefit)	—	—	—
Net (gains) losses reclassified to earnings	(1)	—	—
Other comprehensive income (loss), net of tax	34	35	(12)
Ending balance	$54	$20	$(15)

Total AOCI Ending Balance at December 31	$(888)	$(1,567)	$(1,684)

18.Fair value disclosures

A.Fair value measurements

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in Statement 3 as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	59	—	—	59

Corporate bonds
Corporate bonds	—	1,012	—	—	1,012
Asset-backed securities	—	159	—	—	159

Mortgage-backed debt securities
U.S. governmental agency	—	374	—	—	374
Residential	—	5	—	—	5
Commercial	—	64	—	—	64
Total debt securities	10	1,673	—	—	1,683
Equity securities
Large capitalization value	199	—	—	—	199
Smaller company growth	58	—	—	—	58
REIT	—	—	—	148	148
Total equity securities	257	—	—	148	405
Total Assets	$267	$1,673	$—	$148	$2,088

Liabilities
Derivative financial instruments, net	$—	$17	$—	$—	$17
Total Liabilities	$—	$17	$—	$—	$17

	December 31, 2019
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	54	—	—	54

Corporate bonds
Corporate bonds	—	856	—	—	856
Asset-backed securities	—	62	—	—	62

Mortgage-backed debt securities
U.S. governmental agency	—	331	—	—	331
Residential	—	6	—	—	6
Commercial	—	47	—	—	47
Total debt securities	9	1,356	—	—	1,365
Equity securities
Large capitalization value	187	—	—	—	187
Smaller company growth	29	—	4	—	33
REIT	—	—	—	126	126
Total equity securities	216	—	4	126	346
Derivative financial instruments, net	—	45	—	—	45
Total Assets	$225	$1,401	$4	$126	$1,756

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, we may establish an allowance for credit losses based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had impaired loans with a fair value of $243 million and $343 million for the years ended December 31, 2020 and 2019, respectively.

B.Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments:

Cash and short-term investments
Carrying amount approximated fair value.

Restricted cash and short-term investments
Carrying amount approximated fair value.  We include restricted cash and short-term investments in Prepaid expenses and other current assets in Statement 3.

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

Fair values of our financial instruments were as follows:

TABLE III—Fair Values of Financial Instruments
	2020		2019
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Cash and short-term investments	$9,352	$9,352	$8,284	$8,284	1	Statement 3
Restricted cash and short-term investments	14	14	8	8	1	Statement 3
Investments in debt and equity securities	2,088	2,088	1,711	1,711	1, 2 & 3	Notes 11 & 19
Finance receivables–net (excluding finance leases 1)	14,028	14,357	14,473	14,613	3	Notes 7 & 19
Wholesale inventory receivables–net (excluding finance leases 1)	929	911	1,105	1,076	3	Notes 7 & 19
Foreign currency contracts–net	—	—	62	62	2	Notes 4 & 19
Interest rate swaps–net	58	58	—	—	2	Notes 4 & 19
Commodity contracts–net	37	37	3	3	2	Notes 4 & 19

Liabilities at December 31,
Short-term borrowings	2,015	2,015	5,166	5,166	1	Note 13
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	11,169	14,549	9,157	11,216	2	Note 14
Financial Products	23,979	24,614	23,334	23,655	2	Note 14
Foreign currency contracts–net	112	112	—	—	2	Notes 4 & 19
Interest rate swaps–net	—	—	20	20	2	Notes 4 & 19
Guarantees	5	5	5	5	3	Note 21

1Represents finance leases and failed sale leasebacks of $7,961 million and $7,800 million at December 31, 2020 and 2019, respectively.

19.Concentration of credit risk

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

Finance receivables and wholesale inventory receivables primarily represent receivables under installment sales contracts, receivables arising from leasing transactions and notes receivable. We typically maintain a security interest in retail financed equipment and, in some instances, wholesale financed equipment. We also typically require physical damage insurance coverage on financed equipment. No single customer or dealer represented a significant concentration of credit risk.

Short-term and long-term investments are held with high quality institutions and, by policy, the amount of credit exposure to any one institution is limited. Long-term investments, primarily included in Other assets in Statement 3, are comprised primarily of available-for-sale debt securities and equity securities at Insurance Services.

For derivative contracts, collateral is generally not required of the counterparties or of our company.  The company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements within ME&T and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2020 and 2019, the maximum exposure to credit loss was $281 million and $116 million, respectively, before the application of any master netting agreements.

Please refer to Note 18 and Table III above for fair value information.

20.Leases

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

The components of lease costs were as follows:

(Millions of dollars)
	Year Ended December 31,
	2020	2019
Operating lease cost	$204	$232
Short-term lease cost	$50	$57

We recognize operating lease right-of-use assets in Other assets in Statement 3. We recognize the operating lease liabilities in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	December 31, 2020	December 31, 2019
Operating Leases
Other assets	$603	$624
Other current liabilities	$163	$173
Other liabilities	$457	$461

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	2%	2%

Maturities of operating lease liabilities were as follows:

(Millions of dollars)	December 31, 2020
Amounts Due In
2021	$174
2022	118
2023	88
2024	66
2025	51
Thereafter	182
Total lease payments	679
Less: Imputed interest	(59)
Total	$620

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
	Year ended December 31
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$201	$224
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$178	$122

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
We determine the residual value of Cat Financial’s leased equipment based on its estimated end-of-term market value.  We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends.  We also consider the following critical factors in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options.
During the term of our leases, we monitor residual values.  For operating leases, we record adjustments to depreciation expense reflecting changes in residual value estimates prospectively on a straight-line basis.  For finance leases, we recognize residual value adjustments through a reduction of finance revenue over the remaining lease term.
See Note 7 for contractual maturities of finance lease receivables (sales-type and direct finance leases).
The carrying amount of equipment leased to others, included in Property, plant and equipment - net in Statement 3, under operating leases was as follows:

	December 31,
(Millions of dollars)	2020	2019
Equipment leased to others - at original cost	$6,077	$6,208
Less: Accumulated depreciation	(2,035)	(1,960)
Equipment leased to others - net	$4,042	$4,248

Payments due for operating leases as of December 31, 2020, were as follows:

(Millions of dollars)
2021	2022	2023	2024	2025	Thereafter	Total
$842	$494	$260	$134	$64	$64	$1,858

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on Statement 1, were as follows:

(Millions of dollars)
	Year ended December 31
	2020	2019
Finance lease revenue	$492	$521
Operating lease revenue	1,124	1,248
Total	$1,616	$1,769

We present revenues net of sales and other related taxes.

21.Guarantees and product warranty

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

No significant loss has been experienced or is anticipated under any of these guarantees. At both December 31, 2020 and 2019, the related recorded liability was $5 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees at December 31 was as follows:

(Millions of dollars)	2020	2019
Caterpillar dealer performance guarantees	$993	$1,150
Supplier consortium performance guarantee	258	238
Other guarantees	234	221
Total guarantees	$1,485	$1,609

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2020 and 2019, the SPC’s assets of $1,026 million and $1,453 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1,025 million and $1,452 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Cat Financial has commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. Cat Financial applies the same credit policies and approval process for these commitments to extend credit as we do for other financing. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding.  The amount of unused commitments to extend credit to Caterpillar dealers was $11.63 billion at December 31, 2020. The amount of unused commitments to extend credit to customers was $675 million at December 31, 2020. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement. Cat Financial generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time.

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

The reconciliation of the change in our product warranty liability balances for the years ended December 31 was as follows:

(Millions of dollars)	2020	2019
Warranty liability, beginning of period	$1,541	$1,391
Reduction in liability (payments)	(897)	(903)
Increase in liability (new warranties)	968	1,053
Warranty liability, end of period	$1,612	$1,541

22.Environmental and legal matters

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

23.          Segment information

A.    Basis for segment information

Our Executive Office is comprised of a Chief Executive Officer (CEO), four Group Presidents, a Chief Financial Officer (CFO), a Chief Legal Officer and General Counsel and a Chief Human Resources Officer. The Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage.  The Chief Legal Officer and General Counsel leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President/CFO level.  As such, the CEO serves as our Chief Operating Decision Maker, and operating segments are primarily based on the Group President/CFO reporting structure.

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

All Other operating segment:  Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including one wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. We include results for the All Other operating segment as a reconciling item between reportable segments and consolidated external reporting.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 137 to 139 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•Corporate costs:  These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•Restructuring costs: May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Only certain restructuring costs are excluded from segment profit. See Note 24 for more information.

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

For the years ended December 31, 2020, 2019 and 2018, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
2020
Construction Industries	$7,365	$1,031	$3,466	$5,014	$16,876		$42	$16,918
Resource Industries	2,286	1,253	1,570	2,337	$7,446		460	7,906
Energy & Transportation	6,843	932	4,448	2,441	$14,664		2,806	17,470
Financial Products Segment	1,930	257	392	465	$3,044	[1]	—	3,044
Total sales and revenues from reportable segments	18,424	3,473	9,876	10,257	42,030		3,308	45,338
All Other operating segment	27	4	26	56	113		354	467
Corporate Items and Eliminations	(237)	(45)	(44)	(69)	(395)		(3,662)	(4,057)
Total Sales and Revenues	$18,214	$3,432	$9,858	$10,244	$41,748		$—	$41,748

2019
Construction Industries	$11,455	$1,533	$4,012	$5,556	$22,556		$93	$22,649
Resource Industries	3,632	1,533	1,836	2,812	9,813		463	10,276
Energy & Transportation	8,864	1,389	4,994	3,238	18,485		3,612	22,097
Financial Products Segment	2,235	299	408	492	3,434	[1]	—	3,434
Total sales and revenues from reportable segments	26,186	4,754	11,250	12,098	54,288		4,168	58,456
All Other operating segment	25	7	28	67	127		373	500
Corporate Items and Eliminations	(426)	(51)	(55)	(83)	(615)		(4,541)	(5,156)
Total Sales and Revenues	$25,785	$4,710	$11,223	$12,082	$53,800		$—	$53,800

2018
Construction Industries	$10,754	$1,479	$4,410	$6,473	$23,116		$121	$23,237
Resource Industries	3,357	1,647	2,217	2,667	9,888		382	10,270
Energy & Transportation	9,685	1,331	4,934	2,882	18,832		3,953	22,785
Financial Products Segment	2,153	281	387	458	3,279	[1]	—	3,279
Total sales and revenues from reportable segments	25,949	4,738	11,948	12,480	55,115		4,456	59,571
All Other operating segment	63	3	18	70	154		328	482
Corporate Items and Eliminations	(389)	(46)	(37)	(75)	(547)		(4,784)	(5,331)
Total Sales and Revenues	$25,623	$4,695	$11,929	$12,475	$54,722		$—	$54,722

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $362 million , $524 million, and $470 million in the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales

(Millions of dollars)
	2020	2019	2018
Oil and gas	$3,701	$5,205	$5,763
Power generation	3,963	4,474	4,334
Industrial	2,945	3,749	3,640
Transportation	4,055	5,057	5,095
Energy & Transportation External Sales	$14,664	$18,485	18,832

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)
	2020	2019	2018
Profit from reportable segments:
Construction Industries	$2,373	$3,931	$4,174
Resource Industries	896	1,629	1,603
Energy & Transportation	2,405	3,910	3,938
Financial Products Segment	590	832	505
Total profit from reportable segments	6,264	10,302	10,220
Profit from All Other operating segment	28	4	23
Cost centers	(4)	(6)	2
Corporate costs	(517)	(607)	(610)
Timing	(106)	(93)	(257)
Restructuring costs	(241)	(207)	(386)
Methodology differences:
Inventory/cost of sales	4	(19)	51
Postretirement benefit expense	(173)	(401)	(124)
Stock-based compensation expense	(202)	(205)	(198)
Financing costs	(444)	(248)	(257)
Currency	(266)	(175)	(219)
Other income/expense methodology differences	(322)	(481)	(362)
Other methodology differences	(26)	(52)	(61)
Total consolidated profit before taxes	$3,995	$7,812	$7,822

Reconciliation of Assets:
(Millions of dollars)	December 31,
	2020	2019
Assets from reportable segments:
Construction Industries	$4,259	$4,601
Resource Industries	6,035	6,505
Energy & Transportation	8,582	8,548
Financial Products Segment	34,278	35,813
Total assets from reportable segments	53,154	55,467
Assets from All Other operating segment	1,717	1,728
Items not included in segment assets:
Cash and short-term investments	8,822	7,299
Deferred income taxes	1,413	1,294
Goodwill and intangible assets	4,847	4,435
Property, plant and equipment – net and other assets	2,833	2,529
Inventory methodology differences	(2,536)	(2,426)
Liabilities included in segment assets	8,466	8,541
Other	(392)	(414)
Total assets	$78,324	$78,453

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	2020	2019	2018
Depreciation and amortization from reportable segments:
Construction Industries	$245	$302	$367
Resource Industries	418	450	462
Energy & Transportation	593	624	640
Financial Products Segment	773	829	834
Total depreciation and amortization from reportable segments	2,029	2,205	2,303
Items not included in segment depreciation and amortization:
All Other operating segment	267	210	225
Cost centers	126	135	130
Other	10	27	108
Total depreciation and amortization	$2,432	$2,577	$2,766

Reconciliation of Capital expenditures:
(Millions of dollars)
	2020	2019	2018
Capital expenditures from reportable segments:
Construction Industries	$213	$201	$266
Resource Industries	125	168	188
Energy & Transportation	495	613	742
Financial Products Segment	1,100	1,534	1,559
Total capital expenditures from reportable segments	1,933	2,516	2,755
Items not included in segment capital expenditures:
All Other operating segment	156	131	170
Cost centers	47	101	100
Timing	19	(11)	42
Other	(40)	(68)	(151)
Total capital expenditures	$2,115	$2,669	$2,916

Enterprise-wide Disclosures:
Information about Geographic Areas:
				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2020	2019	2018	2020	2019
Inside United States	$16,269	$22,806	$22,690	$7,242	$7,568
Outside United States	25,479	30,994	32,032	5,159	5,336
Total	$41,748	$53,800	$54,722	$12,401	$12,904

[1] Sales of ME&T are based on dealer or customer location. Revenues from services provided are based on where service is rendered.

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

Restructuring costs for 2020, 2019 and 2018 were as follows:

(Millions of dollars)	2020	2019	2018
Employee separations [1]	$271	$48	$112
Contract terminations [1]	2	1	7
Long-lived asset impairments [1]	38	65	93
Defined benefit plan curtailments and termination benefits [2]	—	—	(8)
Other [3]	43	122	182
Total restructuring costs	$354	$236	$386

[1] Recognized in Other operating (income) expenses.
[2] Recognized in Other income (expense).
[3] Represents costs related to our restructuring programs, primarily for inventory write-downs, equipment relocation, project management, accelerated depreciation and building demolition, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2020 were primarily related to various voluntary and involuntary employee separation programs implemented across the company and strategic actions to address certain product lines, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. The restructuring costs in 2019 were primarily related to restructuring actions across the company. The restructuring costs in 2018 were primarily related to ongoing facility closures across the company.

Beginning in 2019, only certain restructuring costs were excluded from segment profit. Restructuring costs included in segment profit were as follows:

(Millions of dollars)	2020	2019	2018
Construction Industries	$13	$4	$—
Resource Industries	19	5	—
Energy & Transportation	55	7	—
Financial Products Segment	—	—	—
All Other operating segment	9	8	—

The following table summarizes the 2019 and 2020 employee separation activity:

(Millions of dollars)	2020	2019
Liability balance, beginning of period	$48	$85
Increase in liability (separation charges)	271	48
Reduction in liability (payments)	(155)	(85)
Liability balance, end of period	$164	$48

Most of the remaining liability balance as of December 31, 2020 is expected to be paid in 2021.

In September 2015, we announced a large scale restructuring plan (the Plan) including a voluntary retirement enhancement program for qualifying U.S. employees, several voluntary separation programs outside of the United States, additional involuntary programs throughout the company and manufacturing facility consolidations and closures. The largest action among those included in the Plan was related to our European manufacturing footprint which led to the Gosselies, Belgium facility closure. We incurred $43 million and $121 million of restructuring costs associated with these actions in 2019 and 2018, respectively. The Plan concluded in 2019, and total restructuring costs incurred since inception of the Plan were $1,831 million.

25. Selected quarterly financial results (unaudited)

	2020 Quarter
(Dollars in millions except per share data)	1st		2nd		3rd		4th
Sales and revenues	$10,635		$9,997		$9,881		$11,235
Less: Revenues	(721)		(687)		(653)		(665)
Sales	9,914		9,310		9,228		10,570
Cost of goods sold	7,266		7,113		6,919		7,784
Gross margin	2,648		2,197		2,309		2,786
Profit [1]	$1,092	[3]	$458	[3]	$668	[3]	$780	[3]
Profit per common share	$2.00		$0.84		$1.23		$1.43
Profit per common share–diluted [2]	$1.98		$0.84		$1.22		$1.42

	2019 Quarter
(Dollars in millions except per share data)	1st		2nd		3rd		4th
Sales and revenues	$13,466		$14,432		$12,758		$13,144
Less: Revenues	(742)		(761)		(784)		(758)
Sales	12,724		13,671		11,974		12,386
Cost of goods sold	9,003		9,941		8,569		9,117
Gross margin	3,721		3,730		3,405		3,269
Profit [1]	$1,881	[4]	$1,620		$1,494		$1,098	[5]
Profit per common share	$3.29		$2.85		$2.69		$2.00
Profit per common share–diluted [2]	$3.25		$2.83		$2.66		$1.97

1Profit attributable to common shareholders.
2Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
3The first quarter of 2020 includes pre-tax pension and other postretirement benefit plan actuarial gain of $254 million. The second, third and fourth quarters of 2020 include pre-tax pension and other postretirement benefit actuarial losses of $122 million, $77 million and $438 million, respectively. See Note 12 for additional information on these costs.
4The first quarter of 2019 includes a benefit of $178 million to adjust unrecognized tax benefits due to the receipt of final regulations providing additional guidance related to the calculation of the mandatory deemed repatriation of non-U.S. earnings due to U.S. tax reform.
5The fourth quarter of 2019 includes pre-tax pension and other postretirement benefit plan actuarial loss of $468 million. See Note 12 for additional information on these costs.

26. Subsequent event

On February 1, 2021, we acquired the Oil & Gas Division (“SPM Oil & Gas”) of the Weir Group PLC for approximately $375 million. Headquartered near Fort Worth, Texas, SPM Oil & Gas will produce a full line of pumps, flow iron, consumable parts, wellhead and pressure control products that are offered via an extensive global network of service centers.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the company’s internal control over financial reporting as of December 31, 2020 is included on page 67 of Part II, Item 8 “Financial Statements and Supplementary Data.” The effectiveness of the company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 68-69 of Part II, Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.Other Information.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

If applicable, information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

If applicable, information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2021 Proxy Statement.

Code of Ethics

Our Worldwide Code of Conduct (Code), first published in 1974 and most recently updated in 2019, sets a high standard for honesty and ethical behavior by every director and employee, including the principal executive officer, principal financial officer and principal accounting officer.  The Code is posted on our website at www.Caterpillar.com/code. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 510 Lake Cook Road, Suite 100, Deerfield, IL 60015-4971. We post on our website at www.Caterpillar.com/code any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11.Executive Compensation.

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2021 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2020)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,006,391	$109.60	36,488,284
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	13,006,391	$109.60	36,488,284

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

Item 14.Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2021 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits:
3.1	Restated Certificate of Incorporation, effective February 3, 2021 (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed February 9, 2021)
3.2	Bylaws amended and restated as of April 8, 2020 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 14, 2020)
4.1	Indenture dated as of May 1, 1987, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 filed February 19, 1997)
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

4.7	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed June 25, 2012)
4.8	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 28, 2012)
4.9	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K, filed August 28, 2012)
4.10	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012)
4.11	Form of 3.40% Senior Note due 2024 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.12	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.13	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.14	Form of 2.600% Senior Note due 2029 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.15	Form of 3.250% Senior Note due 2049 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.16	Form of 2.600% Senior Notes due 2030 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 9, 2020)
4.17	Form of 3.250% Senior Notes due 2050 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 9, 2020)
4.18
Description of Securities(incorporated by reference from Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
(incorporated by reference from Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.1
Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through second amendment, dated August 22, 2013 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.2
Third Amendment to the Caterpillar Inc. 2006 Long-Term Incentive Plan effective as of April 1, 2019 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019*

10.3
Caterpillar Inc. 2014 Long-Term Incentive Plan, amended and restated effective October 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*
(incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*

10.4
Caterpillar Inc. Executive Office Annual Incentive Plan amended and restated October 8, 2019 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*
(incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*

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

10.8
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.9
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

10.13
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

10.17	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated effective January 1, 2020*
10.18
Caterpillar Inc. Supplemental Employees’ Investment Plan, amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.19
First Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July, 24, 2017 (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.20
Second Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.22 the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.21
Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.22
First Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.23
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)*

10.24
Caterpillar Inc. Deferred Employees’ Investment Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.25
First Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.26
Second Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.27
Caterpillar Inc. Supplemental Deferred Compensation Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.28
First Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.29
Second Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.30
Third Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan effective January 1, 2019 (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.31
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.32
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.33
First Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2020 (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.34
Revised Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated August 28, 2018 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*

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
10.41
Credit Agreement (2020 364-Day Facility) dated September 3, 2020, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 8, 2020)

10.42
Local Currency Addendum to the 2020 364-Day Facility dated September 3, 2020, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 8, 2020)

10.43
Japan Local Currency Addendum to the 2020 364-Day Facility dated September 3, 2020, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 8, 2020)

10.44
Credit Agreement, Short-Term Facility, dated as of April 21, 2020, by and among Caterpillar Inc., and Caterpillar Financial Services Corporation, the financial institutions named therein, Citibank, N.A., BofA Securities, Inc., JP Morgan Chase Bank, and Société Générale (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020)

10.45
Second Amended and Restated Credit Agreement (3-Year Facility) dated September 5, 2019, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.46
Local Currency Addendum to the 3-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.47
Japan Local Currency Addendum to the 3-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.48
Second Amended and Restated Credit Agreement (5-Year Facility) dated September 5, 2019, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 10, 2019)

10.49
Local Currency Addendum to the Five-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed September 10, 2019)

10.50
Japan Local Currency Addendum to the 5-Year Facility dated September 5, 2019, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed September 10, 2019)

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

CATERPILLAR INC.
Registrant

February 17, 2021	By:	/s/ Suzette M. Long
Suzette M. Long
Chief Legal Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 17, 2021	/s/ D. James Umpleby III
D. James Umpleby III

February 17, 2021	/s/ Andrew R.J.Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 17, 2021	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel

February 17, 2021	/s/ Kelly A. Ayotte	Director
Kelly A. Ayotte

February 17, 2021	/s/ David L. Calhoun	Presiding Director
David L. Calhoun

February 17, 2021	/s/ Daniel M. Dickinson	Director
Daniel M. Dickinson

February 17, 2021	/s/ Juan Gallardo	Director
Juan Gallardo

February 17, 2021	/s/ William A. Osborn	Director
William A. Osborn

February 17, 2021	/s/ Debra L. Reed-Klages	Director
Debra L. Reed-Klages

February 17, 2021	/s/ Edward B. Rust, Jr.	Director
Edward B. Rust, Jr.

February 17, 2021	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 17, 2021	/s/ Miles D. White	Director
Miles D. White

February 17, 2021	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.