Form 10-Q
period 2021-03-31
CATERPILLAR INC
filed 2021-05-05
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

At March 31, 2021, 547,763,530 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31
	2021	2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,191	$9,914
Revenues of Financial Products	696	721
Total sales and revenues	11,887	10,635

Operating costs:
Cost of goods sold	8,012	7,266
Selling, general and administrative expenses	1,239	1,121
Research and development expenses	374	356
Interest expense of Financial Products	125	175
Other operating (income) expenses	323	313
Total operating costs	10,073	9,231

Operating profit	1,814	1,404

Interest expense excluding Financial Products	142	113
Other income (expense)	325	222

Consolidated profit before taxes	1,997	1,513

Provision (benefit) for income taxes	475	425
Profit of consolidated companies	1,522	1,088

Equity in profit (loss) of unconsolidated affiliated companies	9	5

Profit of consolidated and affiliated companies	1,531	1,093

Less: Profit (loss) attributable to noncontrolling interests	1	1

Profit [1]	$1,530	$1,092

Profit per common share	$2.80	$2.00

Profit per common share – diluted [2]	$2.77	$1.98

Weighted-average common shares outstanding (millions)
– Basic	546.4	546.8
– Diluted [2]	551.4	551.1

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2021	2020

Profit of consolidated and affiliated companies	$1,531	$1,093
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(347)	(360)
Pension and other postretirement benefits:	(8)	(7)
Derivative financial instruments:	(31)	(60)
Available-for-sale securities:	(16)	(18)

Total other comprehensive income (loss), net of tax	(402)	(445)
Comprehensive income	1,129	648
Less: comprehensive income attributable to the noncontrolling interests	1	1
Comprehensive income attributable to shareholders	$1,128	$647

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and short-term investments	$11,342	$9,352
Receivables – trade and other	7,955	7,317
Receivables – finance	9,333	9,463
Prepaid expenses and other current assets	1,802	1,930
Inventories	12,149	11,402
Total current assets	42,581	39,464

Property, plant and equipment – net	12,132	12,401
Long-term receivables – trade and other	1,115	1,185
Long-term receivables – finance	11,966	12,222
Noncurrent deferred and refundable income taxes	1,391	1,523
Intangible assets	1,246	1,308
Goodwill	6,343	6,394
Other assets	3,955	3,827
Total assets	$80,729	$78,324

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$10
Financial Products	3,625	2,005
Accounts payable	6,694	6,128
Accrued expenses	3,574	3,642
Accrued wages, salaries and employee benefits	1,283	1,096
Customer advances	1,168	1,108
Dividends payable	—	562
Other current liabilities	2,035	2,017
Long-term debt due within one year:
Machinery, Energy & Transportation	1,301	1,420
Financial Products	6,898	7,729
Total current liabilities	26,578	25,717

Long-term debt due after one year:
Machinery, Energy & Transportation	9,751	9,749
Financial Products	16,605	16,250
Liability for postemployment benefits	6,698	6,872
Other liabilities	4,480	4,358
Total liabilities	64,112	62,946
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/21 and 12/31/20 – 814,894,624) at paid-in amount	6,215	6,230
Treasury stock (3/31/21 – 267,131,094 shares; 12/31/20 – 269,590,777 shares) at cost	(25,049)	(25,178)
Profit employed in the business	36,697	35,167
Accumulated other comprehensive income (loss)	(1,290)	(888)
Noncontrolling interests	44	47
Total shareholders’ equity	16,617	15,378
Total liabilities and shareholders’ equity	$80,729	$78,324

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2020
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	5,935	(24,217)	34,412	(1,567)	41	14,604
Profit of consolidated and affiliated companies	—	—	1,092	—	1	1,093
Foreign currency translation, net of tax	—	—	—	(360)	—	(360)
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	(60)	—	(60)
Available-for-sale securities, net of tax	—	—	—	(18)	—	(18)
Common shares issued from treasury stock for stock-based compensation: 1,197,083	(62)	39	—	—	—	(23)
Stock-based compensation expense	47	—	—	—	—	47
Common shares repurchased: 9,328,184 [1]	—	(1,163)	—	—	—	(1,163)
Other	126	—	—	—	—	126
Balance at March 31, 2020	$6,046	$(25,341)	$35,504	$(2,012)	$42	$14,239

Three Months Ended March 31, 2021
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit of consolidated and affiliated companies	—	—	1,530	—	1	1,531
Foreign currency translation, net of tax	—	—	—	(347)	—	(347)
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(31)	—	(31)
Available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 2,459,683	(63)	128	—	—	—	65
Stock-based compensation expense	42	—	—	—	—	42
Other	6	1	—	—	(2)	5
Balance at March 31, 2021	$6,215	$(25,049)	$36,697	$(1,290)	$44	$16,617

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31
	2021	2020
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,531	$1,093
Adjustments for non-cash items:
Depreciation and amortization	586	614
Gain on remeasurement of a non-U.S. pension obligation	—	(254)
Provision (benefit) for deferred income taxes	109	20
Other	(104)	534
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(543)	500
Inventories	(657)	(541)
Accounts payable	733	90
Accrued expenses	84	(97)
Accrued wages, salaries and employee benefits	191	(722)
Customer advances	58	116
Other assets – net	56	(50)
Other liabilities – net	(116)	(173)
Net cash provided by (used for) operating activities	1,928	1,130

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(252)	(305)
Expenditures for equipment leased to others	(252)	(243)
Proceeds from disposals of leased assets and property, plant and equipment	309	216
Additions to finance receivables	(2,629)	(2,953)
Collections of finance receivables	2,770	3,153
Proceeds from sale of finance receivables	5	31
Investments and acquisitions (net of cash acquired)	(386)	(35)
Proceeds from sale of businesses and investments (net of cash sold)	28	—
Proceeds from sale of securities	126	68
Investments in securities	(148)	(180)
Other – net	(48)	35
Net cash provided by (used for) investing activities	(477)	(213)

Cash flow from financing activities:
Dividends paid	(562)	(567)
Common stock issued, including treasury shares reissued	65	(23)
Common shares repurchased	—	(1,043)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	494	15
Financial Products	1,779	2,126
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(644)	(6)
Financial Products	(2,243)	(2,460)
Short-term borrowings – net (original maturities three months or less)	1,659	(40)
Other – net	(2)	(1)
Net cash provided by (used for) financing activities	546	(1,999)
Effect of exchange rate changes on cash	(12)	(80)
Increase (decrease) in cash and short-term investments and restricted cash	1,985	(1,162)
Cash and short-term investments and restricted cash at beginning of period	9,366	8,292
Cash and short-term investments and restricted cash at end of period	$11,351	$7,130

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2021 and 2020, (b) the consolidated comprehensive income for the three months ended March 31, 2021 and 2020, (c) the consolidated financial position at March 31, 2021 and December 31, 2020, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2021 and 2020 and (e) the consolidated cash flow for the three months ended March 31, 2021 and 2020.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).

The December 31, 2020 financial position data included herein is derived from the audited consolidated financial statements included in the 2020 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Cat Financial has end-user customers that are VIEs of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks were evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses. See Note 11 for further discussions on a consolidated VIE.

2.                                   New accounting guidance

A. Adoption of new accounting standards

Reference rate reform (Accounting Standards Update (ASU) 2020-04) – In March 2020, the Financial Accounting Standards Board (FASB) issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. We continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting this guidance on our financial statements.

We adopted the following ASUs effective January 1, 2021, none of which had a material impact on our financial statements:

ASU	Description
2020-01	Investments - Equity securities, equity method and joint ventures and derivatives and hedging
2020-08	Codification improvements – Receivables - Nonrefundable fees and other costs
2021-01	Reference rate reform - Scope

B. Accounting standards issued but not yet adopted

We consider the applicability and impact of all ASUs. We assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.     Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Short-term trade receivables from dealers and end users were $6,889 million, $6,310 million and $7,648 million as of March 31, 2021, December 31, 2020 and December 31, 2019, respectively. We recognize short-term trade receivables from dealers and end users in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $612 million, $657 million and $693 million as of March 31, 2021, December 31, 2020 and December 31, 2019, respectively. We recognize long-term trade receivables from dealers and end users in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,584 million, $1,526 million and $1,654 million as of March 31, 2021, December 31, 2020 and December 31, 2019, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2021 and 2020, we recognized $433 million and $368 million of revenue that was recorded as a contract liability at the beginning of 2021 and 2020, respectively.

As of March 31, 2021, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $6.0 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following March 31, 2021. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $42 million and $47 million for the three months ended March 31, 2021 and 2020, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,084,821	$56.30	$219.76	1,913,888	$25.98	$127.60
RSUs	448,311	$219.76	$219.76	705,287	$127.60	$127.60
PRSUs	266,894	$219.76	$219.76	371,641	$127.60	$127.60

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2021 and 2020, respectively:

	Grant Year
	2021	2020
Weighted-average dividend yield	2.60%	2.47%
Weighted-average volatility	32.9%	25.7%
Range of volatilities	29.2% - 45.8%	24.5% - 29.7%
Range of risk-free interest rates	0.06% - 1.41%	1.21% - 1.39%
Weighted-average expected lives	8 years	8 years

As of March 31, 2021, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $306 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of March 31, 2021, the maximum term of these outstanding contracts was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2021	December 31, 2020
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$47	$74
Machinery, Energy & Transportation	Long-term receivables – trade and other	60	71
Machinery, Energy & Transportation	Accrued expenses	(48)	(36)
Machinery, Energy & Transportation	Other liabilities	(13)	(1)
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	34	1
Financial Products	Accrued expenses	(64)	(148)
Interest rate contracts
Machinery, Energy & Transportation	Long-term receivables – trade and other	—	4
Financial Products	Receivables – trade and other	—	2
Financial Products	Long-term receivables – trade and other	41	57
Financial Products	Accrued expenses	(10)	(5)
		$47	$20
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$8	$10
Machinery, Energy & Transportation	Accrued expenses	(6)	(1)
Financial Products	Receivables – trade and other	60	17
Financial Products	Long-term receivables – trade and other	7	7
Financial Products	Accrued expenses	(15)	(107)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	40	35
Machinery, Energy & Transportation	Long-term receivables – trade and other	3	2
Machinery, Energy & Transportation	Accrued expenses	(2)	—
		$95	$(37)

The total notional amounts of the derivative instruments were as follows:

(Millions of dollars)	March 31, 2021	December 31, 2020

Machinery, Energy & Transportation	$3,857	$3,553
Financial Products	$10,638	$11,260

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

Cash Flow Hedges
	Three Months Ended March 31, 2021
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(47)	Sales of Machinery, Energy & Transportation	$(13)	$11,191
		Cost of goods sold	28	8,012
Financial Products	119	Interest expense of Financial Products	2	125
		Other income (expense)	112	325
Interest rate contracts
Machinery, Energy & Transportation	7	Interest expense excluding Financial Products	(1)	142
Financial Products	—	Interest expense of Financial Products	(10)	125
	$79		$118

	Three Months Ended March 31, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(90)	Sales of Machinery, Energy & Transportation	$5	$9,914
		Cost of goods sold	(11)	7,266
Financial Products	101	Interest expense of Financial Products	11	175
		Other income (expense)	71	222
Interest rate contracts
Machinery, Energy & Transportation	(4)	Interest expense excluding Financial Products	(1)	113
Financial Products	(15)	Interest expense of Financial Products	(5)	175
	$(8)		$70

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

	Classification of Gains (Losses)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$(8)	$(3)
Financial Products	Other income (expense)	86	108
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	20	(46)
		$98	$59

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2021 and December 31, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

March 31, 2021				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$158	$—	$158	$(59)	$—	$99
Financial Products	142	—	142	(55)	—	87
Total	$300	$—	$300	$(114)	$—	$186

March 31, 2021				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(69)	$—	$(69)	$59	$—	$(10)
Financial Products	(89)	—	(89)	55	—	(34)
Total	$(158)	$—	$(158)	$114	$—	$(44)

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$196	$—	$196	$(38)	$—	$158
Financial Products	85	—	85	(57)	—	28
Total	$281	$—	$281	$(95)	$—	$186

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(38)	$—	$(38)	$38	$—	$—
Financial Products	(260)	—	(260)	57	—	(203)
Total	$(298)	$—	$(298)	$95	$—	$(203)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	March 31, 2021	December 31, 2020
Raw materials	$4,233	$4,021
Work-in-process	1,267	1,052
Finished goods	6,371	6,054
Supplies	278	275
Total inventories	$12,149	$11,402

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		March 31, 2021
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,451	$(1,614)	$837
Intellectual property	12	1,444	(1,097)	347
Other	14	179	(117)	62
Total finite-lived intangible assets	14	$4,074	$(2,828)	$1,246

		December 31, 2020
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,493	$(1,600)	$893
Intellectual property	12	1,439	(1,073)	366
Other	14	164	(115)	49
Total finite-lived intangible assets	14	$4,096	$(2,788)	$1,308

Amortization expense for the three months ended March 31, 2021 and 2020 was $77 million and $80 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2021	2022	2023	2024	2025	Thereafter
$225	$284	$225	$167	$157	$188

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2021 or 2020.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2021 were as follows:

(Millions of dollars)	December 31, 2020	Acquisitions [1]	Other Adjustments [2]	March 31, 2021
Construction Industries
Goodwill	$320	$—	$(14)	$306
Impairments	(22)	—	—	(22)
Net goodwill	298	—	(14)	284
Resource Industries
Goodwill	4,253	—	(43)	4,210
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,078	—	(43)	3,035
Energy & Transportation
Goodwill	2,959	32	(22)	2,969
All Other [3]
Goodwill	59	—	(4)	55
Consolidated total
Goodwill	7,591	32	(83)	7,540
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,394	$32	$(83)	$6,343

1 See Note 21 for additional details.
2 Other adjustments are comprised primarily of foreign currency translation.
3 Includes All Other operating segment (See Note 16).

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

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position) were as follows:

	March 31, 2021			December 31, 2020
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	58	1	59	58	1	59

Corporate bonds
Corporate bonds	998	34	1,032	962	50	1,012
Asset-backed securities	150	2	152	156	3	159

Mortgage-backed debt securities
U.S. governmental agency	349	10	359	362	12	374
Residential	5	—	5	5	—	5
Commercial	75	2	77	60	4	64
Total debt securities	$1,645	$49	$1,694	$1,613	$70	$1,683

Available-for-sale investments in an unrealized loss position:

	March 31, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$154	$2	$4	$—	$158	$2
Mortgage-backed debt securities
U.S. governmental agency	80	1	1	—	81	1
Total	$234	$3	$5	$—	$239	$3

	December 31, 2020
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$13	$—	$4	$—	$17	$—
Mortgage-backed debt securities
U.S. governmental agency	2	—	5	—	7	—
Total	$15	$—	$9	$—	$24	$—

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2021.

Mortgage-Backed Debt Securities The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2021.

The cost basis and fair value of the available-for-sale debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2021
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$136	$136
Due after one year through five years	730	759
Due after five years through ten years	287	294
Due after ten years	63	64
U.S. governmental agency mortgage-backed securities	349	359
Residential mortgage-backed securities	5	5
Commercial mortgage-backed securities	75	77
Total debt securities – available-for-sale	$1,645	$1,694

Sales of available-for-sale securities:
	Three Months Ended March 31
(Millions of dollars)	2021	2020
Proceeds from the sale of available-for-sale securities	$100	$58
Gross gains from the sale of available-for-sale securities	—	—
Gross losses from the sale of available-for-sale securities	—	—

For the three months ended March 31, 2021 and 2020, the net unrealized gains (losses) for equity securities held at March 31, 2021 and 2020 were $20 million and $(54) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	March 31		March 31		March 31
	2021	2020	2021	2020	2021	2020
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$14	$14	$25	$23
Interest cost	82	121	14	19	16	26
Expected return on plan assets	(179)	(198)	(32)	(35)	(2)	(3)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(9)
(Gain) loss on remeasurement of pension obligations [1]	—	—	—	(254)	—	—
Net periodic benefit cost (benefit) [2]	$(97)	$(77)	$(4)	$(256)	$29	$37

1    Total lump-sum transfers out of certain pension plans exceeded the service and interest cost for 2020, which required us to follow settlement accounting and remeasure the plans' obligations as of March 31, 2020.
2    The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $106 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2021. We currently anticipate full-year 2021 contributions of approximately $310 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31
(Millions of dollars)	2021	2020
U.S. Plans	$125	$19
Non-U.S. Plans	26	23
	$151	$42

The increase in the U.S. defined contribution benefit costs for the three months ended March 31, 2021 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended March 31
	2021	2020
Finance lease revenue	$125	$125
Operating lease revenue	294	303
Total	$419	$428

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2021 and December 31, 2020, the related recorded liability was $4 million and $5 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	March 31, 2021	December 31, 2020
Caterpillar dealer performance guarantees	$956	$993
Supplier consortium performance guarantee	261	258
Other guarantees	219	234
Total guarantees	$1,436	$1,485

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2021 and December 31, 2020, the SPC’s assets of $841 million and $1,026 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $840 million and $1,025 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

	First Three Months
(Millions of dollars)	2021	2020
Warranty liability, beginning of period	$1,612	$1,541
Reduction in liability (payments)	(225)	(227)
Increase in liability (new warranties)	244	219
Warranty liability, end of period	$1,631	$1,533

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31
(Dollars in millions except per share data)	2021	2020
Profit for the period (A) [1]	$1,530	$1,092
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	546.4	546.8
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	5.0	4.3
Average common shares outstanding for fully diluted computation (C) [2]	551.4	551.1
Profit per share of common stock:
Assuming no dilution (A/B)	$2.80	$2.00
Assuming full dilution (A/C) [2]	$2.77	$1.98
Shares outstanding as of March 31 (in millions)	547.8	542.0

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2021 and 2020, we excluded 1.1 million and 4.9 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of March 31, 2021, approximately $4.8 billion remained available under the 2018 Authorization.

For the three months ended March 31, 2021, we did not repurchase any shares of Caterpillar common stock. For the three months ended March 31, 2020, we repurchased 9.3 million shares of Caterpillar common stock, at an aggregate cost of $1.2 billion. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31
(Millions of dollars)	2021	2020
Foreign currency translation:
Beginning balance	$(910)	$(1,487)
Gains (losses) on foreign currency translation	(323)	(374)
Less: Tax provision /(benefit)	24	10
Net gains (losses) on foreign currency translation	(347)	(384)
(Gains) losses reclassified to earnings	—	24
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	—	24
Other comprehensive income (loss), net of tax	(347)	(360)
Ending balance	$(1,257)	$(1,847)

	Three Months Ended March 31
Pension and other postretirement benefits	2021	2020
Beginning balance	$(32)	$(3)
Current year prior service credit (cost)	—	—
Less: Tax provision /(benefit)	—	—
Net current year prior service credit (cost)	—	—
Amortization of prior service (credit) cost	(10)	(9)
Less: Tax provision /(benefit)	(2)	(2)
Net amortization of prior service (credit) cost	(8)	(7)
Other comprehensive income (loss), net of tax	(8)	(7)
Ending balance	$(40)	$(10)
Derivative financial instruments
Beginning balance	$—	$(97)
Gains (losses) deferred	79	(8)
Less: Tax provision /(benefit)	16	(3)
Net gains (losses) deferred	63	(5)
(Gains) losses reclassified to earnings	(118)	(70)
Less: Tax provision /(benefit)	(24)	(15)
Net (gains) losses reclassified to earnings	(94)	(55)
Other comprehensive income (loss), net of tax	(31)	(60)
Ending balance	$(31)	$(157)

Available-for-sale securities
Beginning balance	$54	$20
Gains (losses) deferred	(21)	(22)
Less: Tax provision /(benefit)	(5)	(4)
Net gains (losses) deferred	(16)	(18)
(Gains) losses reclassified to earnings	—	—
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	—	—
Other comprehensive income (loss), net of tax	(16)	(18)
Ending balance	$38	$2

Total AOCI Ending Balance at March 31	$(1,290)	$(2,012)

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

15.                              Income taxes

The provision for income taxes for the first three months of 2021 reflected a lower estimated annual tax rate of 26 percent, compared with 31 percent for the first three months of 2020, excluding the discrete items discussed below. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 is primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.

In addition, a discrete tax benefit of $43 million was recorded in the first three months of 2021, compared with an $8 million benefit in the first three months of 2020, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. A $43 million tax charge was also recorded in the first three months of 2020 related to the $254 million remeasurement gain resulting from the settlement of a non-U.S. pension obligation.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; longwall miners; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; select work tools; machinery components; electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing, research and development for drivetrains, hydraulic systems, electronics and software for Cat machines and engines. Inter-segment sales are a source of revenue for this segment.

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems used in the electric power generation industry; reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

Financial Products Segment:  Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.

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
Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 28 to 30 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•Corporate costs:  These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•Restructuring costs: May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Only certain restructuring costs in 2020 are excluded from segment profit. See Note 20 for more information.

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

For the three months ended March 31, 2021 and 2020, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended March 31, 2021
Construction Industries	$2,126	$392	$1,081	$1,842	$5,441		$18	$5,459
Resource Industries	657	405	474	561	2,097		119	2,216
Energy & Transportation	1,782	256	1,093	527	3,658		849	4,507
Financial Products Segment	476	62	100	123	761	[1]	—	761
Total sales and revenues from reportable segments	5,041	1,115	2,748	3,053	11,957		986	12,943
All Other operating segment	13	—	3	22	38		92	130
Corporate Items and Eliminations	(63)	(11)	(8)	(26)	(108)		(1,078)	(1,186)
Total Sales and Revenues	$4,991	$1,104	$2,743	$3,049	$11,887		$—	$11,887

Three Months Ended March 31, 2020
Construction Industries	$2,085	$265	$889	$1,073	$4,312		$(6)	$4,306
Resource Industries	696	320	395	568	1,979		105	2,084
Energy & Transportation	1,738	249	1,053	578	3,618		731	4,349
Financial Products Segment	525	70	102	117	814	[1]	—	814
Total sales and revenues from reportable segments	5,044	904	2,439	2,336	10,723		830	11,553
All Other operating segment	5	2	11	10	28		81	109
Corporate Items and Eliminations	(69)	(14)	(13)	(20)	(116)		(911)	(1,027)
Total Sales and Revenues	$4,980	$892	$2,437	$2,326	$10,635		$—	$10,635

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $84 million and $105 million in the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended March 31
(Millions of dollars)	2021	2020
Oil and gas	$915	$861
Power generation	963	854
Industrial	813	801
Transportation	967	1,102
Energy & Transportation External Sales	$3,658	$3,618

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended March 31
	2021	2020
Profit from reportable segments:
Construction Industries	$1,035	$640
Resource Industries	328	304
Energy & Transportation	666	602
Financial Products Segment	244	105
Total profit from reportable segments	2,273	1,651
Profit from All Other operating segment	3	7
Cost centers	21	32
Corporate costs	(185)	(167)
Timing	(66)	(27)
Restructuring costs	(64)	(28)
Methodology differences:
Inventory/cost of sales	—	20
Postretirement benefit expense	68	403
Stock-based compensation expense	(42)	(47)
Financing costs	(130)	(80)
Currency	186	(148)
Other income/expense methodology differences	(49)	(92)
Other methodology differences	(18)	(11)
Total consolidated profit before taxes	$1,997	$1,513

Reconciliation of Assets:

(Millions of dollars)	March 31, 2021	December 31, 2020
Assets from reportable segments:
Construction Industries	$4,099	$4,259
Resource Industries	6,043	6,035
Energy & Transportation	9,123	8,582
Financial Products Segment	34,423	34,278
Total assets from reportable segments	53,688	53,154
Assets from All Other operating segment	1,633	1,717
Items not included in segment assets:
Cash and short-term investments	10,492	8,822
Deferred income taxes	1,288	1,413
Goodwill and intangible assets	4,904	4,847
Property, plant and equipment – net and other assets	2,783	2,833
Inventory methodology differences	(2,694)	(2,536)
Liabilities included in segment assets	9,113	8,466
Other	(478)	(392)
Total assets	$80,729	$78,324

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended March 31
	2021	2020
Depreciation and amortization from reportable segments:
Construction Industries	$59	$61
Resource Industries	99	103
Energy & Transportation	142	146
Financial Products Segment	196	205
Total depreciation and amortization from reportable segments	496	515
Items not included in segment depreciation and amortization:
All Other operating segment	62	62
Cost centers	26	33
Other	2	4
Total depreciation and amortization	$586	$614

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended March 31
	2021	2020
Capital expenditures from reportable segments:
Construction Industries	$28	$20
Resource Industries	23	17
Energy & Transportation	81	87
Financial Products Segment	228	247
Total capital expenditures from reportable segments	360	371
Items not included in segment capital expenditures:
All Other operating segment	15	15
Cost centers	19	9
Timing	124	160
Other	(14)	(7)
Total capital expenditures	$504	$548

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 26 months as of March 31, 2021.

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

During the three months ended March 31, 2021, Cat Financial's forecasts for the markets in which it operates reflected an overall rebound in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers in the form of wholesale financing plans. Cat Financial's wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, Cat Financial provides a variety of secured and unsecured loans to Caterpillar dealers.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, we made no adjustments to historical loss rates during the three months ended March 31, 2021.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	March 31, 2021
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$431	$44	$475
Receivables written off	(34)	—	(34)
Recoveries on receivables previously written off	10	—	10
Provision for credit losses	(10)	—	(10)
Other	(4)	—	(4)
Balance at end of period	$393	$44	$437

Individually evaluated	$185	$39	$224
Collectively evaluated	208	5	213
Ending Balance	$393	$44	$437

Finance Receivables:
Individually evaluated	$579	$78	$657
Collectively evaluated	18,524	2,555	21,079
Ending Balance	$19,103	$2,633	$21,736

(Millions of dollars)	December 31, 2020
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	12	—	12
Receivables written off	(263)	—	(263)
Recoveries on receivables previously written off	41	—	41
Provision for credit losses	262	(1)	261
Other	4	—	4
Balance at end of year	$431	$44	$475

Individually evaluated	$187	$39	$226
Collectively evaluated	244	5	249
Ending Balance	$431	$44	$475

Finance Receivables:
Individually evaluated	$594	$78	$672
Collectively evaluated	18,644	2,844	21,488
Ending Balance	$19,238	$2,922	$22,160

[1] Adjustment to adopt new accounting guidance related to credit losses.

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
Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,149	$3,551	$2,192	$1,156	$425	$166	$61	$8,700
31-60 days past due	5	34	30	18	7	8	1	103
61-90 days past due	—	14	9	7	4	1	—	35
91+ days past due	—	18	35	22	16	10	1	102
EAME
Current	459	1,307	811	419	164	56	—	3,216
31-60 days past due	1	8	5	3	1	—	—	18
61-90 days past due	—	3	3	1	1	—	—	8
91+ days past due	—	9	5	12	5	81	—	112
Asia/Pacific
Current	399	1,246	616	222	42	10	—	2,535
31-60 days past due	—	15	15	10	1	—	—	41
61-90 days past due	—	7	8	7	4	—	—	26
91+ days past due	—	8	12	12	2	—	—	34
Mining
Current	169	462	539	313	109	206	86	1,884
31-60 days past due	5	—	—	—	—	—	—	5
61-90 days past due	—	—	—	1	—	—	—	1
91+ days past due	—	1	2	4	2	—	—	9
Latin America
Current	124	490	264	106	35	23	—	1,042
31-60 days past due	—	6	6	6	3	—	—	21
61-90 days past due	—	3	4	6	1	13	—	27
91+ days past due	—	3	9	10	22	10	—	54
Caterpillar Power Finance
Current	5	216	149	102	214	207	112	1,005
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	2	—	25	3	93	—	123
Total Customer	$2,316	$7,403	$4,714	$2,462	$1,062	$885	$261	$19,103

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,777	$2,423	$1,344	$522	$212	$27	$89	$8,394
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,375	745	321	61	10	3	—	2,515
31-60 days past due	12	22	13	6	—	—	—	53
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	490	571	287	152	92	151	137	1,880
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	172	111	273	99	117	119	1,108
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total Customer	$8,162	$5,403	$2,901	$1,357	$575	$492	$348	$19,238

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of March 31, 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	March 31, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$76	$2	$27	$86	$1	$34
EAME	109	—	3	113	1	1
Asia/Pacific	20	—	14	13	—	13
Mining	7	1	1	21	1	—
Latin America	57	1	2	63	—	1
Caterpillar Power Finance	147	11	—	170	17	—
Total	$416	$15	$47	$466	$20	$49

There was $3 million and less than $1 million of interest income recognized during the three months ended March 31, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of March 31, 2021 and December 31, 2020, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of March 31, 2021 and December 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three months ended March 31, 2021 and 2020.

Troubled debt restructurings

A restructuring of a finance receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest. We individually evaluate TDR contracts and establish an allowance based on the present value of expected future cash flows discounted at the receivable's effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.

There were no finance receivables modified as TDRs during the three months ended March 31, 2021 and 2020 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Mining	$11	$5	$—	$—
Latin America	—	—	2	2
Total	$11	$5	$2	$2

TDRs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Post-TDR Amortized Cost	Post-TDR Amortized Cost

North America	$1	$—
EAME	—	10
Asia Pacific	4	—
Latin America	—	1
Caterpillar Power Finance	5	—
Total	$10	$11

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

Derivative financial instruments
The fair value of interest rate contracts is primarily based on a standard industry accepted valuation model that utilizes the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency and commodity forward, option and cross currency contracts is based on standard industry accepted valuation models that discount cash flows resulting from the differential between the contract price and the market-based forward rate.

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	59	—	—	59
Corporate bonds
Corporate bonds	—	1,032	—	—	1,032
Asset-backed securities	—	152	—	—	152
Mortgage-backed debt securities
U.S. governmental agency	—	359	—	—	359
Residential	—	5	—	—	5
Commercial	—	77	—	—	77
Total debt securities	10	1,684	—	—	1,694
Equity securities
Large capitalization value	218	—	—	—	218
Smaller company growth	63	—	—	—	63
REIT	—	—	—	149	149
Total equity securities	281	—	—	149	430
Derivative financial instruments, net	—	142	—	—	142
Total assets	$291	$1,826	$—	$149	$2,266

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	59	—	—	59
Corporate bonds
Corporate bonds	—	1,012	—	—	1,012
Asset-backed securities	—	159	—	—	159
Mortgage-backed debt securities
U.S. governmental agency	—	374	—	—	374
Residential	—	5	—	—	5
Commercial	—	64	—	—	64
Total debt securities	10	1,673	—	—	1,683
Equity securities
Large capitalization value	199	—	—	—	199
Smaller company growth	58	—	—	—	58
REIT	—	—	—	148	148
Total equity securities	257	—	—	148	405
Total assets	$267	$1,673	$—	$148	$2,088
Liabilities
Derivative financial instruments, net	$—	$17	$—	$—	$17
Total liabilities	$—	$17	$—	$—	$17

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $232 million and $243 million as of March 31, 2021 and December 31, 2020, respectively.

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

Fair values of our financial instruments were as follows:

	Fair Value of Financial Instruments
	March 31, 2021		December 31, 2020
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$11,342	$11,342	$9,352	$9,352	1
Restricted cash and short-term investments	9	9	14	14	1
Investments in debt and equity securities	2,124	2,124	2,088	2,088	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	13,687	13,968	14,028	14,357	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	832	815	929	911	3
Foreign currency contracts – net	70	70	—	—	2	Note 5
Interest rate contracts – net	31	31	58	58	2	Note 5
Commodity contracts – net	41	41	37	37	2	Note 5

Liabilities
Short-term borrowings	3,625	3,625	2,015	2,015	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	11,052	13,339	11,169	14,549	2
Financial Products	23,503	23,960	23,979	24,614	2
Foreign currency contracts – net	—	—	112	112	2	Note 5
Guarantees	4	4	5	5	3	Note 11

1    Represents finance leases and failed sale leasebacks of $7,895 million and $7,961 million at March 31, 2021 and December 31, 2020, respectively.

19.                         Other income (expense)

	Three Months Ended March 31
(Millions of dollars)	2021	2020
Investment and interest income	$23	$43
Foreign exchange gains (losses) [1]	95	(75)
License fee income	25	25
Net periodic pension and OPEB income (cost), excluding service cost	111	333	[2]
Gains (losses) on securities	25	(58)
Miscellaneous income (loss)	46	(46)
Total	$325	$222
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

Restructuring costs for the three months ended March 31, 2021 and 2020 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2021	2020
Employee separations [1]	$45	$11
Contract terminations [1]	—	1
Long-lived asset impairments [1]	11	9
Other [2]	8	16
Total restructuring costs	$64	$37

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management, equipment relocation and accelerated depreciation, all of which are primarily included in Cost of goods sold.

For the three months ended March 31, 2021, the restructuring costs were primarily related to actions across the company including strategic actions to address certain product lines. For the three months ended March 31, 2020, the restructuring costs were primarily related to a strategic action to address a certain product line, which were partially offset by a gain on the sale of a manufacturing facility that had been closed.

Beginning in 2021, all restructuring costs are excluded from segment profit. In 2020, only certain restructuring costs were excluded from segment profit. Restructuring costs included in segment profit were as follows:

	Three Months Ended March 31
(Millions of dollars)	2021	2020

Construction Industries	$—	$1
Resource Industries	—	1
Energy & Transportation	—	4
Financial Products Segment	—	—

The following table summarizes the 2021 and 2020 employee separation activity:

(Millions of dollars)	Three Months Ended March 31
	2021	2020
Liability balance, beginning of period	$164	$48
Increase in liability (separation charges)	45	11
Reduction in liability (payments)	(55)	(16)
Liability balance, end of period	$154	$43

Most of the liability balance at March 31, 2021 is expected to be paid in 2021 and 2022.

21.                     Acquisitions

SPM Oil & Gas

On February 1, 2021, Caterpillar completed the acquisition of varying equity interests and assets of the Weir Group PLC, collectively known as SPM Oil & Gas (SPM). Headquartered near Fort Worth, Texas, SPM Oil & Gas produces a full line of pumps, flow iron, consumable parts, wellhead and pressure control products that are offered via an extensive global network of service centers. This acquisition, included in the Energy & Transportation segment, is consistent with our strategy of providing our customers expanded offerings and services which will now be one of the broadest in the well service industry. The purchase price for the acquisition was $356 million, consisting of $378 million paid at closing, net of $22 million of cash acquired.

We financed the transaction with available cash. Tangible assets as of the acquisition date were $518 million, recorded at their fair values, and primarily included cash of $22 million, receivables of $101 million, inventories of $159 million, leased assets of $105 million, and property, plant, and equipment of $117 million. Finite-lived intangible assets acquired of $23 million included developed technology and trade names and will be amortized on a straight-line basis over a weighted-average amortization period of approximately 8 years. Liabilities assumed as of the acquisition date were $181 million, recorded at their fair values, and primarily included lease liabilities of $105 million and accounts payable of $27 million. Goodwill of $17 million represented the excess of the consideration transferred over the net assets acquired. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this report and our discussion of significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2020 Form 10-K.
Highlights for the first quarter of 2021 include:
•Total sales and revenues for the first quarter of 2021 were $11.887 billion, an increase of $1.252 billion, or 12 percent, compared with $10.635 billion in the first quarter of 2020. Sales were higher across the three primary segments. Sales increased in Asia/Pacific, Latin America and EAME while sales in North America were about flat.
•Operating profit margin was 15.3 percent for the first quarter of 2021, compared with 13.2 percent for the first quarter of 2020. Adjusted operating profit margin was 15.8 percent for the first quarter of 2021, compared with 13.5 percent for the first quarter of 2020.
•First-quarter 2021 profit per share was $2.77, and excluding the items in the table below, adjusted profit per share was $2.87. First-quarter 2020 profit per share was $1.98, and excluding the items in the table below, adjusted profit per share was $1.65.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 55.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit....................................................................................	$1,997	$2.77	$1,513	$1.98
Remeasurement gain of a non-U.S. pension obligation.....	—	—	(254)	(0.38)
Restructuring costs............................................................	64	0.10	37	0.05
Adjusted profit.....................................................................	$2,061	$2.87	$1,296	$1.65

Certain amounts may not add due to rounding.

•Enterprise operating cash flow was $1.928 billion in the first quarter of 2021. Caterpillar ended the first quarter with $11.3 billion of enterprise cash.
Overview
Total sales and revenues for the first quarter of 2021 were $11.887 billion, an increase of $1.252 billion, or 12 percent, compared with $10.635 billion in the first quarter of 2020. The increase was primarily due to higher sales volume and favorable currency impacts related to the euro and the Australian dollar. The increase in sales volume was driven by higher end-user demand and the impact from changes in dealer inventories. Dealers increased inventories more during the first quarter of 2021 than during the first quarter of 2020. Sales were higher across the three primary segments. Sales increased in Asia/Pacific, Latin America and EAME while sales in North America were about flat.
First-quarter 2021 profit per share was $2.77, compared with $1.98 profit per share in the first quarter of 2020. Profit per share for both quarters included restructuring costs, while the first quarter of 2020 also included a pre-tax remeasurement gain of $254 million, or $0.38 per share, resulting from the settlement of a non-U.S. pension obligation. Profit for the first quarter of 2021 was $1.530 billion, an increase of $438 million, or 40 percent, compared with $1.092 billion for the first quarter of 2020.
The increase was mostly due to higher sales volume. The absence of a remeasurement gain resulting from the settlement of a non-U.S. pension obligation that occurred in the first quarter of 2020 and higher selling, general and administrative (SG&A) and research and development (R&D) expenses were offset by favorable impacts from foreign exchange (gains) losses, unrealized gains (losses) on marketable securities at Insurance Services, gains (losses) on commodity hedges and a lower effective tax rate. The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense, which was reinstated in 2021.

Response to COVID-19 and Global Business Conditions:
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific governmental requirements and guidance from health authorities. We’ve offered assistance to some governments and public health authorities in the vaccine distribution process, and when vaccines become available, we are assisting in onsite vaccine distribution for employees in some of our facilities.
We continue to monitor a variety of external factors including the pandemic’s recent acceleration in several overseas markets, the potential for supply chain disruptions and cost pressures. Areas of particular focus include semiconductors, transportation and raw materials. Contingency plans are being developed to minimize potential supply chain issues that may impact our ability to fully meet customer demand. While none of these factors have significantly impacted our operations in the first quarter of 2021, we will continue to monitor the situation as conditions remain fluid and evolve throughout the year.
Notes:
•Glossary of terms is included on pages 49 - 51; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 55.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2021 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2020

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2020 (at left) and the first quarter of 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the first quarter of 2021 were $11.887 billion, an increase of $1.252 billion, or 12 percent, compared with $10.635 billion in the first quarter of 2020. The increase was primarily due to higher sales volume and favorable currency impacts related to the euro and the Australian dollar. The increase in sales volume was driven by higher end-user demand and the impact from changes in dealer inventories. Dealers increased inventories by $700 million during the first quarter of 2021 compared to $100 million during the first quarter of 2020.
Sales were higher across the three primary segments. Sales increased in Asia/Pacific, Latin America and EAME while sales in North America were about flat.
North America sales were about flat as the impact from changes in dealer inventories was mostly offset by unfavorable price realization and lower end-user demand for services. Dealers increased inventories more during the first quarter of 2021 than during the first quarter of 2020.
Sales increased 26 percent in Latin America due to higher end-user demand for equipment and services across most of the region, the impact of changes in dealer inventories and favorable price realization, partially offset by unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories more during the first quarter of 2020 than during the first quarter of 2021.
EAME sales increased 13 percent due to favorable currency impacts related to the euro, higher end-user demand, the impacts from changes in dealer inventories and favorable price realization. Dealers increased inventories more during the first quarter of 2021 than during the first quarter of 2020.
Asia/Pacific sales increased 32 percent, primarily driven by China, in part due to the impact of COVID-19 on the first quarter of 2020. The increase in sales was due to the impacts from changes in dealer inventories, higher end-user demand for equipment and services and favorable currency impacts related to the Australian dollar and the Chinese yuan, partially offset by unfavorable price realization. Dealers increased inventories during the first quarter of 2021, compared with a decrease during the first quarter of 2020.
Dealers increased machine and engine inventories about $700 million during the first quarter of 2021, compared with an increase of about $100 million during the first quarter of 2020. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant dealer inventory increase from the first quarter in 2021.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2020	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2021	$ Change	% Change

Construction Industries	$4,306	$1,006	$(23)	$146	$24	$5,459	$1,153	27%
Resource Industries	2,084	132	(47)	33	14	2,216	132	6%
Energy & Transportation	4,349	(41)	7	74	118	4,507	158	4%
All Other Segment	109	9	—	1	11	130	21	19%
Corporate Items and Eliminations	(934)	(19)	(1)	—	(167)	(1,121)	(187)
Machinery, Energy & Transportation Sales	9,914	1,087	(64)	254	—	11,191	1,277	13%

Financial Products Segment	814	—	—	—	(53)	761	(53)	(7%)
Corporate Items and Eliminations	(93)	—	—	—	28	(65)	28
Financial Products Revenues	721	—	—	—	(25)	696	(25)	(3%)

Consolidated Sales and Revenues	$10,635	$1,087	$(64)	$254	$(25)	$11,887	$1,252	12%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2021
Construction Industries	$2,126	2%	$392	48%	$1,081	22%	$1,842	72%	$5,441		26%	$18	400%	$5,459	27%
Resource Industries	657	(6%)	405	27%	474	20%	561	(1%)	2,097		6%	119	13%	2,216	6%
Energy & Transportation	1,782	3%	256	3%	1,093	4%	527	(9%)	3,658		1%	849	16%	4,507	4%
All Other Segment	13	160%	—	(100%)	3	(73%)	22	120%	38		36%	92	14%	130	19%
Corporate Items and Eliminations	(39)		—		—		(4)		(43)			(1,078)		(1,121)
Machinery, Energy & Transportation Sales	4,539	1%	1,053	26%	2,651	13%	2,948	32%	11,191		13%	—	—	11,191	13%

Financial Products Segment	476	(9%)	62	(11%)	100	(2%)	123	5%	761	[1]	(7%)	—	—	761	(7%)
Corporate Items and Eliminations	(24)		(11)		(8)		(22)		(65)			—		(65)
Financial Products Revenues	452	(4%)	51	(12%)	92	(1%)	101	2%	696		(3%)	—	—	696	(3%)

Consolidated Sales and Revenues	$4,991	—%	$1,104	24%	$2,743	13%	$3,049	31%	$11,887		12%	$—	—	$11,887	12%

First Quarter 2020
Construction Industries	$2,085		$265		$889		$1,073		$4,312			$(6)		$4,306
Resource Industries	696		320		395		568		1,979			105		2,084
Energy & Transportation	1,738		249		1,053		578		3,618			731		4,349
All Other Segment	5		2		11		10		28			81		109
Corporate Items and Eliminations	(15)		(2)		(4)		(2)		(23)			(911)		(934)
Machinery, Energy & Transportation Sales	4,509		834		2,344		2,227		9,914			—		9,914

Financial Products Segment	525		70		102		117		814	[1]		—		814
Corporate Items and Eliminations	(54)		(12)		(9)		(18)		(93)			—		(93)
Financial Products Revenues	471		58		93		99		721			—		721

Consolidated Sales and Revenues	$4,980		$892		$2,437		$2,326		$10,635			$—		$10,635

1 Includes revenues from Machinery, Energy & Transportation of $84 million and $105 million in the first quarter of 2021 and 2020, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2020 (at left) and the first quarter of 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the first quarter of 2021 was $1.814 billion, an increase of $410 million, or 29 percent, compared with $1.404 billion in the first quarter of 2020. The increase was primarily due to higher sales volume and higher profit from Financial Products, partially offset by higher SG&A/R&D expenses, unfavorable price realization and higher manufacturing costs.
The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense, which was reinstated in 2021. Unfavorable manufacturing costs were driven by higher short-term incentive compensation expense, partially offset by favorable material costs and lower warranty expense.
Short-term incentive compensation expense was about $300 million in the first quarter of 2021, compared to no short-term incentive compensation expense recognized in the first quarter of 2020. For 2021, short-term incentive compensation expense is expected to be about $1.3 billion, compared to no short-term incentive compensation expense recognized in 2020. Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter of 2020, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives.
Operating profit margin was 15.3 percent for the first quarter of 2021, compared with 13.2 percent for the first quarter of 2020.

Profit (Loss) by Segment
(Millions of dollars)	First Quarter 2021	First Quarter 2020	$ Change	% Change
Construction Industries	$1,035	$640	$395	62%
Resource Industries	328	304	24	8%
Energy & Transportation	666	602	64	11%
All Other Segment	3	7	(4)	(57%)
Corporate Items and Eliminations	(368)	(212)	(156)
Machinery, Energy & Transportation	1,664	1,341	323	24%

Financial Products Segment	244	105	139	132%
Corporate Items and Eliminations	(19)	47	(66)
Financial Products	225	152	73	48%
Consolidating Adjustments	(75)	(89)	14
Consolidated Operating Profit	$1,814	$1,404	$410	29%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the first quarter of 2021 was $142 million, compared with $113 million in the first quarter of 2020. The increase was due to higher average debt outstanding during the first quarter of 2021, compared with the first quarter of 2020.
▪Other income (expense) in the first quarter of 2021 was income of $325 million, compared with income of $222 million in the first quarter of 2020. The change was due to the absence of a remeasurement gain resulting from the settlement of a non-U.S. pension obligation that occurred in the first quarter of 2020, which was more than offset by the favorable impacts from foreign currency exchange gains (losses), unrealized gains (losses) on marketable securities at Insurance Services, gains (losses) on commodity hedges and favorable pension and other postemployment benefit (OPEB) plan costs.
The company experienced foreign currency exchange net gains in the first quarter of 2021 across several currencies, compared with net losses in the first quarter of 2020. The favorable impact of unrealized gains (losses) on marketable securities was due to unrealized losses in the first quarter of 2020, compared with unrealized gains in the first quarter of 2021. The company experienced net losses in commodity hedges in the first quarter of 2020, compared with net gains in the first quarter of 2021.
▪The provision for income taxes for the first quarter of 2021 reflected a lower estimated annual tax rate of 26 percent, compared with 31 percent for the first quarter of 2020, excluding the discrete items discussed below. The comparative tax rate for full year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 is primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.
In addition, a discrete tax benefit of $43 million was recorded in the first quarter of 2021, compared with an $8 million benefit in the first quarter of 2020, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. A $43 million tax charge was also recorded in the first quarter of 2020 related to the $254 million remeasurement gain resulting from the settlement of a non-U.S. pension obligation.
Construction Industries
Construction Industries’ total sales were $5.459 billion in the first quarter of 2021, an increase of $1.153 billion, or 27 percent, compared with $4.306 billion in the first quarter of 2020. The increase was due to higher sales volume driven by higher end-user demand and the impact from changes in dealer inventories. Overall, dealers increased inventories more during the first quarter of 2021 than during the first quarter of 2020.
▪In North America, sales increased slightly due to higher end-user demand partially offset by the impact from changes in dealer inventories and unfavorable price realization. The higher end-user demand was driven primarily by residential construction. Dealers increased inventories more during the first quarter of 2020 than during the first quarter of 2021.
▪Sales increased in Latin America mostly due to higher sales volume driven by higher end-user demand across the region and the impact of changes in dealer inventories, partially offset by unfavorable currency impacts from a weaker Brazilian real. Dealers decreased inventories during the first quarter of 2020, compared with an increase during the first quarter of 2021.
▪In EAME, sales increased due to higher sales volume and favorable currency impacts from a stronger euro. Higher sales volume was driven by higher end-user demand and the impact from changes in dealer inventories. Dealers increased inventories more during the first quarter of 2021 than during the first quarter of 2020.
▪Sales increased in Asia/Pacific primarily due to higher sales volume and favorable currency impacts from a stronger Chinese yuan. The increase in sales was primarily due to higher end-user demand across the region driven mainly by China, reflecting the impact of the pandemic in the first quarter of 2020, and the impact from changes in dealer inventories. Dealers increased inventories during the first quarter of 2021, compared with a decrease during the first quarter of 2020 due to the timing of Chinese New Year.
Construction Industries’ profit was $1.035 billion in the first quarter of 2021, an increase of $395 million, or 62 percent, compared with $640 million in the first quarter of 2020. The increase was mainly due to higher sales volume.
Construction Industries’ profit as a percent of total sales was 19.0 percent in the first quarter of 2021, compared with 14.9 percent in the first quarter of 2020.

Resource Industries
Resource Industries’ total sales were $2.216 billion in the first quarter of 2021, an increase of $132 million, or 6 percent, compared with $2.084 billion in the first quarter of 2020. The increase was due to higher sales volume driven by the impacts of changes in dealer inventories, higher end-user demand for equipment and aftermarket parts and favorable currency impact from the Australian dollar, partially offset by unfavorable price realization. Dealers decreased inventories during the first quarter of 2020, compared to remaining about flat during the first quarter of 2021. End-user demand was higher in mining, offset by lower end-user demand in heavy construction and quarry and aggregates.
Resource Industries’ profit was $328 million in the first quarter of 2021, an increase of $24 million, or 8 percent, compared with $304 million in the first quarter of 2020. The increase was mainly due to favorable manufacturing costs and higher sales volume, partially offset by unfavorable price realization and higher SG&A/R&D expenses. Favorable manufacturing costs reflected favorable cost absorption, lower warranty expense and favorable variable labor and burden. Cost absorption was favorable as company inventory increased more in the first quarter of 2021 than in the first quarter of 2020. The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense, partially offset by other cost-reduction actions.
Resource Industries’ profit as a percent of total sales was 14.8 percent in the first quarter of 2021, compared with 14.6 percent in the first quarter of 2020.
Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2021	First Quarter 2020	$ Change	% Change
Oil and Gas	$915	$861	$54	6%
Power Generation	963	854	109	13%
Industrial	813	801	12	1%
Transportation	967	1,102	(135)	(12%)
External Sales	3,658	3,618	40	1%
Inter-segment	849	731	118	16%
Total Sales	$4,507	$4,349	$158	4%

Energy & Transportation’s total sales were $4.507 billion in the first quarter of 2021, an increase of $158 million, or 4 percent, compared with $4.349 billion in the first quarter of 2020. Sales growth was driven by Power Generation and Oil and Gas, partially offset by a decrease in Transportation. Inter-segment sales also increased.
•Oil and Gas – Sales increased mainly due to higher sales of reciprocating engine aftermarket parts primarily driven by North America and EAME.
•Power Generation – Sales increased due to turbines, turbine-related services and large reciprocating engine applications, including data centers.
•Industrial – Sales were about flat.
•Transportation – Sales declined in rail due to lower deliveries of locomotives and related services, primarily in North America, and in marine.
Energy & Transportation’s profit was $666 million in the first quarter of 2021, an increase of $64 million, or 11 percent, compared with $602 million in the first quarter of 2020. The increase was due to higher sales volume including inter-segment sales and favorable variable manufacturing costs, partially offset by higher SG&A/R&D expenses. Favorable variable manufacturing costs reflected lower material costs and variable labor and burden. The increase in SG&A/R&D expenses was driven by higher short-term compensation expense, partially offset by other cost reduction actions.
Energy & Transportation’s profit as a percent of total sales was 14.8 percent in the first quarter of 2021, compared with 13.8 percent in the first quarter of 2020.

Financial Products Segment
Financial Products’ segment revenues were $761 million in the first quarter of 2021, a decrease of $53 million, or 7 percent, from the first quarter of 2020. The decrease was primarily because of lower average financing rates and lower average earning assets in North America.
Financial Products’ segment profit was $244 million in the first quarter of 2021, compared with $105 million in the first quarter of 2020. The increase was primarily due to a favorable impact from equity securities in Insurance Services and lower provision for credit losses at Cat Financial, partially offset by an increase in SG&A expenses primarily due to higher incentive compensation. The impact of lower average financing rates was offset by lower interest expense.
At the end of the first quarter of 2021, past dues at Cat Financial were 2.90 percent, compared with 4.13 percent at the end of the first quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $24 million for the first quarter of 2021, compared with $30 million for the first quarter of 2020. As of March 31, 2021, Cat Financial's allowance for credit losses totaled $441 million, or 1.64 percent of finance receivables, compared with $479 million, or 1.77 percent of finance receivables at December 31, 2020.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $387 million in the first quarter of 2021, an increase of $222 million from the first quarter of 2020, primarily due to an unfavorable change in fair value adjustments related to deferred compensation plans and segment reporting methodology differences.

RESTRUCTURING COSTS

We expect to incur about $400 million of restructuring costs in 2021. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $150 million in 2021 compared with 2020.
Additional information related to restructuring costs is included in Note 20 - "Restructuring Costs" of Part I, Item 1 "Financial Statements".
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding a remeasurement gain resulting from the settlement of a non-U.S. pension obligation in 2020 and restructuring costs.
3.All Other Segment – Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of filters and fluids, undercarriage, ground-engaging tools, fluid transfer products, precision seals, rubber sealing and connecting components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.
4.Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.
5.Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; utility vehicles; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools.
6.Corporate Items and Eliminations – Includes corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting, certain restructuring costs, and inter-segment eliminations.

7.Currency – With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency only includes the impact on sales and operating profit for the Machinery, Energy & Transportation lines of business; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).
8.Dealer Inventories – Represents dealer machine and engine inventories, excluding aftermarket parts.
9.EAME – A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
10.Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.
11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems used in the electric power generation industry; reciprocating engines and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines supplied to the industrial industry as well as Cat machinery; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America.
12.Financial Products – The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.
13.Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.
14.Latin America – A geographic region including Central and South American countries and Mexico.
15.Machinery, Energy & Transportation (ME&T) – The company defines ME&T as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T’s information relates to the design, manufacturing and marketing of its products.
16.Machinery, Energy & Transportation Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements, and accruals.
17.Manufacturing Costs – Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume, such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

18.Mark-to-market gains/losses – Represents the net gain or loss of actual results differing from the company’s assumptions and the effects of changing assumptions for our defined benefit pension and OPEB plans. These gains and losses are immediately recognized through earnings upon the annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement.
19.Pension and Other Postemployment Benefit (OPEB) – The company’s defined-benefit pension and postretirement benefit plans.
20.Price Realization – The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.
21.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; longwall miners; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; select work tools; machinery components; electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing, research and development for drivetrains, hydraulic systems, electronics and software for Cat machines and engines.
22.Restructuring Costs – May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.
23.Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation as well as the incremental sales impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Energy & Transportation combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Energy & Transportation sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.
24.Services – Enterprise services include, but are not limited to, aftermarket parts, Financial Products revenues and other service-related revenues. Machinery, Energy & Transportation segments exclude most Financial Products revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. We had positive operating cash flow in the first three months of 2021 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first three months of 2021 with $11.34 billion of cash, an increase of $1.99 billion from year-end 2020. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first three months of 2021 was $1.93 billion, up $798 million compared to the same period last year. The increase was primarily due to lower payments for short-term incentive compensation as well as higher profit adjusted for non-cash items, including higher accruals for short-term incentive compensation. Partially offsetting these items were increased working capital requirements during the first three months of 2021 compared to the same period last year. Within working capital, changes in accounts receivable, inventory and customer advances unfavorably impacted cash flow, but were partially offset by favorable changes in accounts payable and accrued expenses.

Total debt as of March 31, 2021 was $38.18 billion, an increase of $1.02 billion from year-end 2020. Debt related to Financial Products increased $1.14 billion, primarily due to an increase in commercial paper due to short term funding needs. Debt related to ME&T decreased $127 million in the first three months of 2021 due to the repayment of maturing debt. In addition, during the first quarter of 2021, we issued $500 million of ten-year bonds at 1.9 percent and utilized the net proceeds to redeem all of our $500 million 2.6 percent notes due in 2022.
As of March 31, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2021 was $2.75 billion. Information on our Credit Facility is as follows:
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
At March 31, 2021, Caterpillar’s consolidated net worth was $16.66 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2021, Cat Financial’s covenant interest coverage ratio was 1.93 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2021, Cat Financial’s six-month covenant leverage ratio was 6.80 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2021, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of March 31, 2021 were:

	March 31, 2021
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,143	183	2,960
Total credit lines available	13,643	2,933	10,710
Less: Commercial paper outstanding	(2,895)	—	(2,895)
Less: Utilized credit	(757)	—	(757)
Available credit	$9,991	$2,933	$7,058

The other external consolidated credit lines with banks as of March 31, 2021 totaled $3.14 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. In April 2021, Moody’s upgraded our debt rating to "mid-A", while Fitch and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in Accounts payable in the Consolidated Statement of Financial Position were $640 million and $533 million at March 31, 2021 and December 31, 2020, respectively. The amounts settled through the Programs and paid to participating financial institutions were $845 million and $859 million during the first three months of 2021 and 2020, respectively. We account for payments made under the Programs, the same as our other Accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Machinery, Energy & Transportation
Net cash provided by operating activities was $1.92 billion in the first three months of 2021, compared with $318 million for the same period in 2020. The increase was primarily due to lower payments for short-term incentive compensation as well as higher profit adjusted for non-cash items, including higher accruals for short-term incentive compensation. In addition, reduced working capital requirements favorably impacted operating cash flow during the first three months of 2021 compared with the same period last year. Within working capital, changes in accounts payable and accrued expenses favorably impacted cash flow, but were partially offset by unfavorable changes in accounts receivable, inventories and customer advances.
Net cash provided by investing activities in the first three months of 2021 was $427 million, compared with net cash provided of $324 million in the first three months of 2020. The change was primarily due to increased activity related to intercompany lending with Financial Products partially offset by increased investment activity. In February 2021, we acquired the Oil & Gas division of the Weir Group PLC for $356 million, net of cash acquired.
Net cash used for financing activities during the first three months of 2021 was $659 million, compared with net cash used of $1.63 billion in the same period of 2020. The change was primarily due to the absence of share repurchases in the first quarter of 2021 that was partially offset by the repayment of $120 million of maturing debt.
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
Operational excellence and commitments – Capital expenditures were $255 million during the first three months of 2021, compared to $302 million for the same period in 2020. We expect ME&T’s capital expenditures in 2021 to be about $1.2 billion. We made $106 million of contributions to our pension and other postretirement benefit plans during the first three months of 2021. We currently anticipate full-year 2021 contributions of approximately $310 million. In comparison, we made $98 million of contributions to our pension and other postretirement benefit plans during the first three months of 2020.
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
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first three months of 2021, we did not repurchase any Caterpillar common stock under the 2018 Authorization, with $4.82 billion remaining as of March 31, 2021. Our basic shares outstanding as of March 31, 2021 were approximately 548 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2021, the Board of Directors approved maintaining our quarterly dividend representing $1.03 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $562 million in the first three months of 2021.

Financial Products
Financial Products operating cash flow was $369 million in the first three months of 2021, compared with $431 million for the same period a year ago. Net cash used for investing activities was $261 million for the first three months of 2021, compared with net cash provided of $444 million for the same period in 2020. The change was primarily due to net intercompany purchased receivables portfolio activity. Net cash provided by financing activities was $205 million for the first three months of 2021, compared with net cash used of $968 million for the same period in 2020. The change was primarily due to higher portfolio funding requirements related to net intercompany purchased receivables.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - “New accounting guidance”.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2020 Annual Report on Form 10-K.

OTHER MATTERS

Information related to legal proceedings appears in Note 14—Environmental and Legal Matters of Part II, Item 8 “Financial Statements and Supplementary Data.”

Order Backlog
At the end of the first quarter of 2021, the dollar amount of backlog believed to be firm was approximately $16.8 billion, about $2.7 billion higher than the fourth quarter of 2020. The order backlog increased across the three primary segments, with the largest increase in Energy & Transportation. Of the total backlog at March 31, 2021, approximately $3.8 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two significant items in order for our results to be meaningful to our readers. These items consist of (i) a remeasurement gain resulting from the settlement of a non-U.S. pension obligation in the first quarter of 2020 and (ii) restructuring costs, which were incurred to generate longer-term benefits. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended March 31, 2021 - US GAAP	$1,814	15.3%	$1,997	$475	23.8%	$1,530	$2.77
Restructuring costs	64	0.5%	64	10	15.0%	54	$0.10
Three Months Ended March 31, 2021 - Adjusted	$1,878	15.8%	$2,061	$485	23.5%	$1,584	$2.87

Three Months Ended March 31, 2020 - US GAAP	$1,404	13.2%	$1,513	$425	28.1%	$1,092	$1.98
Remeasurement gain of a non-U.S. pension obligation	—	—%	(254)	(43)	17.0%	(211)	$(0.38)
Restructuring costs	37	0.3%	37	7	19.0%	30	$0.05
Three Months Ended March 31, 2020 - Adjusted	$1,441	13.5%	$1,296	$389	30.0%	$911	$1.65

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31
	2021	2020
ME&T net cash provided by operating activities [1]	$1,916	$318
ME&T capital expenditures	$(255)	$(302)
ME&T free cash flow	$1,661	$16
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 61 - 62.

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

Pages 57 to 62 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,191	$11,191	$—	$—
Revenues of Financial Products	696	—	788	(92)	[1]
Total sales and revenues	11,887	11,191	788	(92)

Operating costs:
Cost of goods sold	8,012	8,013	—	(1)	[2]
Selling, general and administrative expenses	1,239	1,114	124	1	[2]
Research and development expenses	374	374	—	—
Interest expense of Financial Products	125	—	125	—
Other operating (income) expenses	323	26	314	(17)	[2]
Total operating costs	10,073	9,527	563	(17)

Operating profit	1,814	1,664	225	(75)

Interest expense excluding Financial Products	142	142	—	—
Other income (expense)	325	231	19	75	[3]

Consolidated profit before taxes	1,997	1,753	244	—

Provision (benefit) for income taxes	475	412	63	—
Profit of consolidated companies	1,522	1,341	181	—

Equity in profit (loss) of unconsolidated affiliated companies	9	12	—	(3)	[4]

Profit of consolidated and affiliated companies	1,531	1,353	181	(3)

Less: Profit (loss) attributable to noncontrolling interests	1	1	3	(3)	[5]

Profit [6]	$1,530	$1,352	$178	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,914	$9,914	$—	$—
Revenues of Financial Products	721	—	830	(109)	[1]
Total sales and revenues	10,635	9,914	830	(109)

Operating costs:
Cost of goods sold	7,266	7,267	—	(1)	[2]
Selling, general and administrative expenses	1,121	940	182	(1)	[2]
Research and development expenses	356	356	—	—
Interest expense of Financial Products	175	—	176	(1)	[3]
Other operating (income) expenses	313	10	320	(17)	[2]
Total operating costs	9,231	8,573	678	(20)

Operating profit	1,404	1,341	152	(89)

Interest expense excluding Financial Products	113	112	—	1	[3]
Other income (expense)	222	179	(47)	90	[4]

Consolidated profit before taxes	1,513	1,408	105	—

Provision (benefit) for income taxes	425	397	28	—
Profit of consolidated companies	1,088	1,011	77	—

Equity in profit (loss) of unconsolidated affiliated companies	5	9	—	(4)	[5]

Profit of consolidated and affiliated companies	1,093	1,020	77	(4)

Less: Profit (loss) attributable to noncontrolling interests	1	1	4	(4)	[6]

Profit [7]	$1,092	$1,019	$73	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$11,342	$10,492	$850	$—
Receivables – trade and other	7,955	3,020	501	4,434	[1,2]
Receivables – finance	9,333	—	13,896	(4,563)	[2]
Prepaid expenses and other current assets	1,802	1,399	544	(141)	[3]
Inventories	12,149	12,149	—	—
Total current assets	42,581	27,060	15,791	(270)

Property, plant and equipment – net	12,132	8,185	3,947	—
Long-term receivables – trade and other	1,115	333	169	613	[1,2]
Long-term receivables – finance	11,966	—	12,604	(638)	[2]
Noncurrent deferred and refundable income taxes	1,391	1,933	103	(645)	[4]
Intangible assets	1,246	1,246	—	—
Goodwill	6,343	6,343	—	—
Other assets	3,955	3,260	1,899	(1,204)	[5]
Total assets	$80,729	$48,360	$34,513	$(2,144)

Liabilities
Current liabilities:
Short-term borrowings	$3,625	$—	$3,625	$—
Short-term borrowings with consolidated companies	—	—	—	—
Accounts payable	6,694	6,597	226	(129)	[6]
Accrued expenses	3,574	3,174	400	—
Accrued wages, salaries and employee benefits	1,283	1,256	27	—
Customer advances	1,168	1,168	—	—
Dividends payable	—	—	—	—
Other current liabilities	2,035	1,558	640	(163)	[4,7]
Long-term debt due within one year	8,199	1,301	6,898	—
Total current liabilities	26,578	15,054	11,816	(292)

Long-term debt due after one year	26,356	9,776	16,605	(25)	[8]
Liability for postemployment benefits	6,698	6,697	1	—
Other liabilities	4,480	3,804	1,394	(718)	[4]
Total liabilities	64,112	35,331	29,816	(1,035)
Commitments and contingencies
Shareholders’ equity
Common stock	6,215	6,215	919	(919)	[9]
Treasury stock	(25,049)	(25,049)	—	—
Profit employed in the business	36,697	32,443	4,243	11	[9]
Accumulated other comprehensive income (loss)	(1,290)	(627)	(663)	—
Noncontrolling interests	44	47	198	(201)	[9]
Total shareholders’ equity	16,617	13,029	4,697	(1,109)
Total liabilities and shareholders’ equity	$80,729	$48,360	$34,513	$(2,144)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$9,352	$8,822	$530	$—
Receivables – trade and other	7,317	3,846	397	3,074	[1,2]
Receivables – finance	9,463	—	13,681	(4,218)	[2]
Prepaid expenses and other current assets	1,930	1,376	624	(70)	[3]
Inventories	11,402	11,402	—	—
Total current assets	39,464	25,446	15,232	(1,214)

Property, plant and equipment – net	12,401	8,309	4,092	—
Long-term receivables – trade and other	1,185	363	164	658	[1,2]
Long-term receivables – finance	12,222	—	12,895	(673)	[2]
Noncurrent deferred and refundable income taxes	1,523	2,058	110	(645)	[4]
Intangible assets	1,308	1,308	—	—
Goodwill	6,394	6,394	—	—
Other assets	3,827	3,158	1,871	(1,202)	[5]
Total assets	$78,324	$47,036	$34,364	$(3,076)

Liabilities
Current liabilities:
Short-term borrowings	$2,015	$10	$2,005	$—
Short-term borrowings with consolidated companies	—	—	1,000	(1,000)	[6]
Accounts payable	6,128	6,060	212	(144)	[7]
Accrued expenses	3,642	3,099	543	—
Accrued wages, salaries and employee benefits	1,096	1,081	15	—
Customer advances	1,108	1,108	—	—
Dividends payable	562	562	—	—
Other current liabilities	2,017	1,530	580	(93)	[4,8]
Long-term debt due within one year	9,149	1,420	7,729	—
Total current liabilities	25,717	14,870	12,084	(1,237)

Long-term debt due after one year	25,999	9,764	16,250	(15)	[6]
Liability for postemployment benefits	6,872	6,872	—	—
Other liabilities	4,358	3,691	1,385	(718)	[4]
Total liabilities	62,946	35,197	29,719	(1,970)
Commitments and contingencies
Shareholders’ equity
Common stock	6,230	6,230	919	(919)	[9]
Treasury stock	(25,178)	(25,178)	—	—
Profit employed in the business	35,167	31,091	4,065	11	[9]
Accumulated other comprehensive income (loss)	(888)	(352)	(536)	—
Noncontrolling interests	47	48	197	(198)	[9]
Total shareholders’ equity	15,378	11,839	4,645	(1,106)
Total liabilities and shareholders’ equity	$78,324	$47,036	$34,364	$(3,076)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,531	$1,353	$181	$(3)	[1]
Adjustments for non-cash items:
Depreciation and amortization	586	383	203	—
Provision (benefit) for deferred income taxes	109	127	(18)	—
Other	(104)	(52)	(83)	31	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(543)	(104)	(32)	(407)	[2,3]
Inventories	(657)	(657)	—	—
Accounts payable	733	706	13	14	[2]
Accrued expenses	84	58	26	—
Accrued wages, salaries and employee benefits	191	179	12	—
Customer advances	58	58	—	—
Other assets – net	56	(4)	(12)	72	[2]
Other liabilities – net	(116)	(131)	79	(64)	[2]
Net cash provided by (used for) operating activities	1,928	1,916	369	(357)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(252)	(251)	(4)	3	[2]
Expenditures for equipment leased to others	(252)	(4)	(249)	1	[2]
Proceeds from disposals of leased assets and property, plant and equipment	309	27	286	(4)	[2]
Additions to finance receivables	(2,629)	—	(2,867)	238	[3]
Collections of finance receivables	2,770	—	3,062	(292)	[3]
Net intercompany purchased receivables	—	—	(411)	411	[3]
Proceeds from sale of finance receivables	5	—	5	—
Net intercompany borrowings	—	1,000	—	(1,000)	[4]
Investments and acquisitions (net of cash acquired)	(386)	(386)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	28	28	—	—
Proceeds from sale of securities	126	11	115	—
Investments in securities	(148)	—	(148)	—
Other – net	(48)	2	(50)	—
Net cash provided by (used for) investing activities	(477)	427	(261)	(643)

Cash flow from financing activities:
Dividends paid	(562)	(562)	—	—
Common stock issued, including treasury shares reissued	65	65	—	—
Net intercompany borrowings	—	—	(1,000)	1,000	[4]
Proceeds from debt issued (original maturities greater than three months)	2,273	494	1,779	—
Payments on debt (original maturities greater than three months)	(2,887)	(644)	(2,243)	—
Short-term borrowings – net (original maturities three months or less)	1,659	(10)	1,669	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	546	(659)	205	1,000
Effect of exchange rate changes on cash	(12)	(14)	2	—
Increase (decrease) in cash and short-term investments and restricted cash	1,985	1,670	315	—
Cash and short-term investments and restricted cash at beginning of period	9,366	8,822	544	—
Cash and short-term investments and restricted cash at end of period	$11,351	$10,492	$859	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,093	$1,020	$77	$(4)	[1]
Adjustments for non-cash items:
Depreciation and amortization	614	402	212	—
Gain on remeasurement of a non-U.S. pension obligation	(254)	(254)	—	—
Provision (benefit) for deferred income taxes	20	75	(55)	—
Other	534	245	170	119	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	500	328	(56)	228	[2,3]
Inventories	(541)	(538)	—	(3)	[2]
Accounts payable	90	2	51	37	[2]
Accrued expenses	(97)	(105)	8	—
Accrued wages, salaries and employee benefits	(722)	(689)	(33)	—
Customer advances	116	116	—	—
Other assets – net	(50)	15	(16)	(49)	[2]
Other liabilities – net	(173)	(299)	73	53	[2]
Net cash provided by (used for) operating activities	1,130	318	431	381

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(305)	(304)	(1)	—
Expenditures for equipment leased to others	(243)	2	(249)	4	[2]
Proceeds from disposals of leased assets and property, plant and equipment	216	61	156	(1)	[2]
Additions to finance receivables	(2,953)	—	(3,213)	260	[3]
Collections of finance receivables	3,153	—	3,421	(268)	[3]
Net intercompany purchased receivables	—	—	376	(376)	[3]
Proceeds from sale of finance receivables	31	—	31	—
Net intercompany borrowings	—	599	1	(600)	[4]
Investments and acquisitions (net of cash acquired)	(35)	(35)	—	—
Proceeds from sale of securities	68	6	62	—
Investments in securities	(180)	(5)	(175)	—
Other – net	35	—	35	—
Net cash provided by (used for) investing activities	(213)	324	444	(981)

Cash flow from financing activities:
Dividends paid	(567)	(567)	—	—
Common stock issued, including treasury shares reissued	(23)	(23)	—	—
Common shares repurchased	(1,043)	(1,043)	—	—
Net intercompany borrowings	—	(1)	(599)	600	[4]
Proceeds from debt issued (original maturities greater than three months)	2,141	15	2,126	—
Payments on debt (original maturities greater than three months)	(2,466)	(6)	(2,460)	—
Short-term borrowings – net (original maturities three months or less)	(40)	(5)	(35)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(1,999)	(1,631)	(968)	600
Effect of exchange rate changes on cash	(80)	(59)	(21)	—
Increase (decrease) in cash and short-term investments and restricted cash	(1,162)	(1,048)	(114)	—
Cash and short-term investments and restricted cash at beginning of period	8,292	7,302	990	—
Cash and short-term investments and restricted cash at end of period	$7,130	$6,254	$876	$—

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) the duration and geographic spread of, business disruptions caused by, and the overall global economic impact of, the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2021, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the "2018 Authorization"). As of March 31, 2021, approximately $4.8 billion remained available under the 2018 Authorization. Due to current economic uncertainty, we temporarily suspended our share repurchase program during the second half of 2020, and no shares were repurchased in the first quarter of 2021. The existing share repurchase program remains authorized by the Board, and we may resume share repurchases in the future at any time depending upon market conditions, our capital needs and other factors.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2021, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate. During the first quarter of 2021, approximately 70,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the first quarter ended March 31, 2021, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

Item 6. Exhibits

4.1	Form of 1.900% Senior Note due 2031 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 12, 2021)

10.1	Consulting Agreement between William P. Ainsworth and Caterpillar Inc. dated January 26, 2021.

31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

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

CATERPILLAR INC.

May 5, 2021	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

May 5, 2021	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

May 5, 2021	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

May 5, 2021	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel