Form 10-Q
period 2021-06-30
CATERPILLAR INC
filed 2021-08-04
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

At June 30, 2021, 547,471,467 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2021	2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,193	$9,310
Revenues of Financial Products	696	687
Total sales and revenues	12,889	9,997

Operating costs:
Cost of goods sold	8,881	7,113
Selling, general and administrative expenses	1,364	1,179
Research and development expenses	446	341
Interest expense of Financial Products	116	149
Other operating (income) expenses	293	431
Total operating costs	11,100	9,213

Operating profit	1,789	784

Interest expense excluding Financial Products	120	135
Other income (expense)	201	29

Consolidated profit before taxes	1,870	678

Provision (benefit) for income taxes	470	227
Profit of consolidated companies	1,400	451

Equity in profit (loss) of unconsolidated affiliated companies	14	8

Profit of consolidated and affiliated companies	1,414	459

Less: Profit (loss) attributable to noncontrolling interests	1	1

Profit [1]	$1,413	$458

Profit per common share	$2.58	$0.84

Profit per common share – diluted [2]	$2.56	$0.84

Weighted-average common shares outstanding (millions)
– Basic	547.9	541.5
– Diluted [2]	552.1	544.5

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2021	2020

Profit of consolidated and affiliated companies	$1,414	$459
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	99	175
Pension and other postretirement benefits:	(7)	(5)
Derivative financial instruments:	43	(12)
Available-for-sale securities:	1	39

Total other comprehensive income (loss), net of tax	136	197
Comprehensive income	1,550	656
Less: comprehensive income attributable to the noncontrolling interests	1	1
Comprehensive income attributable to shareholders	$1,549	$655

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2021	2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$23,384	$19,224
Revenues of Financial Products	1,392	1,408
Total sales and revenues	24,776	20,632

Operating costs:
Cost of goods sold	16,893	14,379
Selling, general and administrative expenses	2,603	2,300
Research and development expenses	820	697
Interest expense of Financial Products	241	324
Other operating (income) expenses	616	744
Total operating costs	21,173	18,444

Operating profit	3,603	2,188

Interest expense excluding Financial Products	262	248
Other income (expense)	526	251

Consolidated profit before taxes	3,867	2,191

Provision (benefit) for income taxes	945	652
Profit of consolidated companies	2,922	1,539

Equity in profit (loss) of unconsolidated affiliated companies	23	13

Profit of consolidated and affiliated companies	2,945	1,552

Less: Profit (loss) attributable to noncontrolling interests	2	2

Profit [1]	$2,943	$1,550

Profit per common share	$5.38	$2.85

Profit per common share – diluted [2]	$5.33	$2.83

Weighted-average common shares outstanding (millions)
– Basic	547.1	544.5
– Diluted [2]	551.8	548.2

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2021	2020

Profit of consolidated and affiliated companies	$2,945	$1,552
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(248)	(185)
Pension and other postretirement benefits:	(15)	(12)
Derivative financial instruments:	12	(72)
Available-for-sale securities:	(15)	21

Total other comprehensive income (loss), net of tax	(266)	(248)
Comprehensive income	2,679	1,304
Less: comprehensive income attributable to the noncontrolling interests	2	2
Comprehensive income attributable to shareholders	$2,677	$1,302

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and short-term investments	$10,831	$9,352
Receivables – trade and other	7,840	7,317
Receivables – finance	9,523	9,463
Prepaid expenses and other current assets	2,080	1,930
Inventories	12,672	11,402
Total current assets	42,946	39,464

Property, plant and equipment – net	12,014	12,401
Long-term receivables – trade and other	1,206	1,185
Long-term receivables – finance	12,590	12,222
Noncurrent deferred and refundable income taxes	1,455	1,523
Intangible assets	1,176	1,308
Goodwill	6,372	6,394
Other assets	3,938	3,827
Total assets	$81,697	$78,324

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$4	$10
Financial Products	3,421	2,005
Accounts payable	6,921	6,128
Accrued expenses	3,556	3,642
Accrued wages, salaries and employee benefits	1,759	1,096
Customer advances	1,157	1,108
Dividends payable	608	562
Other current liabilities	2,126	2,017
Long-term debt due within one year:
Machinery, Energy & Transportation	50	1,420
Financial Products	7,906	7,729
Total current liabilities	27,508	25,717

Long-term debt due after one year:
Machinery, Energy & Transportation	9,752	9,749
Financial Products	16,452	16,250
Liability for postemployment benefits	6,581	6,872
Other liabilities	4,524	4,358
Total liabilities	64,817	62,946
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/21 and 12/31/20 – 814,894,624) at paid-in amount	6,293	6,230
Treasury stock (6/30/21 – 267,423,157 shares; 12/31/20 – 269,590,777 shares) at cost	(25,240)	(25,178)
Profit employed in the business	36,934	35,167
Accumulated other comprehensive income (loss)	(1,154)	(888)
Noncontrolling interests	47	47
Total shareholders’ equity	16,880	15,378
Total liabilities and shareholders’ equity	$81,697	$78,324

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2020
Balance at March 31, 2020	$6,046	$(25,341)	$35,504	$(2,012)	$42	$14,239
Profit of consolidated and affiliated companies	—	—	458	—	1	459
Foreign currency translation, net of tax	—	—	—	175	—	175
Pension and other postretirement benefits, net of tax	—	—	—	(5)	—	(5)
Derivative financial instruments, net of tax	—	—	—	(12)	—	(12)
Available-for-sale securities, net of tax	—	—	—	39	—	39
Dividends declared [1]	—	—	(1,121)	—	—	(1,121)
Common shares issued from treasury stock for stock-based compensation: 322,888	(4)	17	—	—	—	13
Stock-based compensation expense	67	—	—	—	—	67
Common shares repurchased: 767,822 [2]	—	(87)	—	—	—	(87)
Other	11	(1)	—	—	—	10
Balance at June 30, 2020	$6,120	$(25,412)	$34,841	$(1,815)	$43	$13,777

Three Months Ended June 30, 2021
Balance at March 31, 2021	$6,215	$(25,049)	$36,697	$(1,290)	$44	$16,617
Profit of consolidated and affiliated companies	—	—	1,413	—	1	1,414
Foreign currency translation, net of tax	—	—	—	99	—	99
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	43	—	43
Available-for-sale securities, net of tax	—	—	—	1	—	1
Dividends declared [1]	—	—	(1,176)	—	—	(1,176)
Common shares issued from treasury stock for stock-based compensation: 869,892	(2)	60	—	—	—	58
Stock-based compensation expense	69	—	—	—	—	69
Common shares repurchased: 1,161,955[2]	—	(251)	—	—	—	(251)
Other	11	—	—	—	2	13
Balance at June 30, 2021	$6,293	$(25,240)	$36,934	$(1,154)	$47	$16,880

1 Dividends per share of common stock of $2.14 and $2.06 were declared in the three months ended June 30, 2021 and 2020, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2020
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	5,935	(24,217)	34,412	(1,567)	41	14,604
Profit of consolidated and affiliated companies	—	—	1,550	—	2	1,552
Foreign currency translation, net of tax	—	—	—	(185)	—	(185)
Pension and other postretirement benefits, net of tax	—	—	—	(12)	—	(12)
Derivative financial instruments, net of tax	—	—	—	(72)	—	(72)
Available-for-sale securities, net of tax	—	—	—	21	—	21
Dividends declared [1]	—	—	(1,121)	—	—	(1,121)
Common shares issued from treasury stock for stock-based compensation: 1,519,971	(66)	56	—	—	—	(10)
Stock-based compensation expense	114	—	—	—	—	114
Common shares repurchased: 10,096,006 [2]	—	(1,250)	—	—	—	(1,250)
Other	137	(1)	—	—	—	136
Balance at June 30, 2020	$6,120	$(25,412)	$34,841	$(1,815)	$43	$13,777

Six Months Ended June 30, 2021
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit of consolidated and affiliated companies	—	—	2,943	—	2	2,945
Foreign currency translation, net of tax	—	—	—	(248)	—	(248)
Pension and other postretirement benefits, net of tax	—	—	—	(15)	—	(15)
Derivative financial instruments, net of tax	—	—	—	12	—	12
Available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Dividends declared [1]	—	—	(1,176)	—	—	(1,176)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 3,329,575	(65)	188	—	—	—	123
Stock-based compensation expense	111	—	—	—	—	111
Common shares repurchased: 1,161,955 [2]	—	(251)	—	—	—	(251)
Other	17	1	—	—	—	18
Balance at June 30, 2021	$6,293	$(25,240)	$36,934	$(1,154)	$47	$16,880

1 Dividends per share of common stock of $2.14 and $2.06 were declared in the six months ended June 30, 2021 and 2020, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2021	2020
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,945	$1,552
Adjustments for non-cash items:
Depreciation and amortization	1,173	1,222
Net gain on remeasurement of pension obligations	—	(132)
Provision (benefit) for deferred income taxes	68	(32)
Other	(20)	674
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(343)	1,176
Inventories	(1,179)	(145)
Accounts payable	893	(655)
Accrued expenses	22	(253)
Accrued wages, salaries and employee benefits	618	(648)
Customer advances	49	(2)
Other assets – net	(47)	(7)
Other liabilities – net	(133)	(229)
Net cash provided by (used for) operating activities	4,046	2,521

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(419)	(472)
Expenditures for equipment leased to others	(681)	(526)
Proceeds from disposals of leased assets and property, plant and equipment	636	382
Additions to finance receivables	(6,203)	(6,712)
Collections of finance receivables	5,580	6,801
Proceeds from sale of finance receivables	27	31
Investments and acquisitions (net of cash acquired)	(398)	(49)
Proceeds from sale of businesses and investments (net of cash sold)	28	13
Proceeds from sale of securities	276	151
Investments in securities	(500)	(369)
Other – net	(63)	7
Net cash provided by (used for) investing activities	(1,717)	(743)

Cash flow from financing activities:
Dividends paid	(1,126)	(1,125)
Common stock issued, including treasury shares reissued	123	(10)
Common shares repurchased	(251)	(1,130)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	494	1,991
Financial Products	4,412	4,168
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(1,902)	(12)
Financial Products	(4,064)	(4,617)
Short-term borrowings – net (original maturities three months or less)	1,460	(477)
Other – net	(2)	(1)
Net cash provided by (used for) financing activities	(856)	(1,213)
Effect of exchange rate changes on cash	3	(66)
Increase (decrease) in cash and short-term investments and restricted cash	1,476	499
Cash and short-term investments and restricted cash at beginning of period	9,366	8,292
Cash and short-term investments and restricted cash at end of period	$10,842	$8,791

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, (b) the consolidated comprehensive income for the three and six months ended June 30, 2021 and 2020, (c) the consolidated financial position at June 30, 2021 and December 31, 2020, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020 and (e) the consolidated cash flow for the six months ended June 30, 2021 and 2020.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

3.     Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Short-term trade receivables from dealers and end users were $6,673 million, $6,310 million and $7,648 million as of June 30, 2021, December 31, 2020 and December 31, 2019, respectively. We recognize short-term trade receivables from dealers and end users in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $654 million, $657 million and $693 million as of June 30, 2021, December 31, 2020 and December 31, 2019, respectively. We recognize long-term trade receivables from dealers and end users in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,576 million, $1,526 million and $1,654 million as of June 30, 2021, December 31, 2020 and December 31, 2019, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2021, we recognized $241 million and $674 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021. During the three and six months ended June 30, 2020, we recognized $331 million and $699 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2020.

As of June 30, 2021, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.8 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following June 30, 2021. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $69 million and $111 million for the three and six months ended June 30, 2021, respectively, and $67 million and $114 million for the three and six months ended June 30, 2020, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,084,821	$56.30	$219.76	1,913,888	$25.98	$127.60
RSUs	448,311	$219.76	$219.76	705,287	$127.60	$127.60
PRSUs	266,894	$219.76	$219.76	371,641	$127.60	$127.60

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2021 and 2020, respectively:

	Grant Year
	2021	2020
Weighted-average dividend yield	2.60%	2.47%
Weighted-average volatility	32.9%	25.7%
Range of volatilities	29.2% - 45.8%	24.5% - 29.7%
Range of risk-free interest rates	0.06% - 1.41%	1.21% - 1.39%
Weighted-average expected lives	8 years	8 years

As of June 30, 2021, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $235 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of June 30, 2021, the maximum term of these outstanding contracts was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2021	December 31, 2020
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$59	$74
Machinery, Energy & Transportation	Long-term receivables – trade and other	64	71
Machinery, Energy & Transportation	Accrued expenses	(23)	(36)
Machinery, Energy & Transportation	Other liabilities	—	(1)
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	49	1
Financial Products	Accrued expenses	(54)	(148)
Interest rate contracts
Machinery, Energy & Transportation	Long-term receivables – trade and other	—	4
Financial Products	Receivables – trade and other	—	2
Financial Products	Long-term receivables – trade and other	38	57
Financial Products	Accrued expenses	(8)	(5)
		$125	$20
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$12	$10
Machinery, Energy & Transportation	Accrued expenses	(5)	(1)
Financial Products	Receivables – trade and other	43	17
Financial Products	Long-term receivables – trade and other	6	7
Financial Products	Accrued expenses	(18)	(107)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	56	35
Machinery, Energy & Transportation	Long-term receivables – trade and other	3	2
Machinery, Energy & Transportation	Accrued expenses	(1)	—
		$96	$(37)

The total notional amounts of the derivative instruments were as follows:

(Millions of dollars)	June 30, 2021	December 31, 2020

Machinery, Energy & Transportation	$3,859	$3,553
Financial Products	$10,575	$11,260

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

Cash Flow Hedges
	Three Months Ended June 30, 2021
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$54	Sales of Machinery, Energy & Transportation	$(10)	$12,193
		Cost of goods sold	10	8,881
Financial Products	(38)	Interest expense of Financial Products	—	116
		Other income (expense)	(32)	201
Interest rate contracts
Machinery, Energy & Transportation	—	Interest expense excluding Financial Products	(1)	120
Financial Products	1	Interest expense of Financial Products	(6)	116
	$17		$(39)

	Three Months Ended June 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(34)	Sales of Machinery, Energy & Transportation	$11	$9,310
		Cost of goods sold	(32)	7,113
Financial Products	(35)	Interest expense of Financial Products	9	149
		Other income (expense)	(43)	29
Interest rate contracts
Machinery, Energy & Transportation	(12)	Interest expense excluding Financial Products	(1)	135
Financial Products	(9)	Interest expense of Financial Products	(19)	149
	$(90)		$(75)

Cash Flow Hedges
	Six Months Ended June 30, 2021
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$7	Sales of Machinery, Energy & Transportation	$(23)	$23,384
		Cost of goods sold	38	16,893
Financial Products	81	Interest expense of Financial Products	2	241
		Other income (expense)	80	526
Interest rate contracts
Machinery, Energy & Transportation	7	Interest expense excluding Financial Products	(2)	262
Financial Products	1	Interest expense of Financial Products	(16)	241
	$96		$79

	Six Months Ended June 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(124)	Sales of Machinery, Energy & Transportation	$16	$19,224
		Cost of goods sold	(43)	14,379
Financial Products	66	Interest expense of Financial Products	20	324
		Other income (expense)	28	251
Interest rate contracts
Machinery, Energy & Transportation	(16)	Interest expense excluding Financial Products	(2)	248
Financial Products	(24)	Interest expense of Financial Products	(24)	324
	$(98)		$(5)

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$11	$16
Financial Products	Other income (expense)	(58)	(23)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	45	15
		$(2)	$8

	Classification of Gains (Losses)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$3	$13
Financial Products	Other income (expense)	28	85
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	65	(31)
		$96	$67

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2021 and December 31, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

June 30, 2021				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$194	$—	$194	$(29)	$—	$165
Financial Products	136	—	136	(55)	—	81
Total	$330	$—	$330	$(84)	$—	$246

June 30, 2021				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(29)	$—	$(29)	$29	$—	$—
Financial Products	(80)	—	(80)	55	—	(25)
Total	$(109)	$—	$(109)	$84	$—	$(25)

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$196	$—	$196	$(38)	$—	$158
Financial Products	85	—	85	(57)	—	28
Total	$281	$—	$281	$(95)	$—	$186

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(38)	$—	$(38)	$38	$—	$—
Financial Products	(260)	—	(260)	57	—	(203)
Total	$(298)	$—	$(298)	$95	$—	$(203)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2021	December 31, 2020
Raw materials	$4,598	$4,021
Work-in-process	1,389	1,052
Finished goods	6,405	6,054
Supplies	280	275
Total inventories	$12,672	$11,402

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		June 30, 2021
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,457	$(1,655)	$802
Intellectual property	12	1,447	(1,129)	318
Other	14	165	(109)	56
Total finite-lived intangible assets	14	$4,069	$(2,893)	$1,176

		December 31, 2020
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,493	$(1,600)	$893
Intellectual property	12	1,439	(1,073)	366
Other	14	164	(115)	49
Total finite-lived intangible assets	14	$4,096	$(2,788)	$1,308

Amortization expense for the three and six months ended June 30, 2021 was $76 million and $153 million, respectively. Amortization expense for the three and six months ended June 30, 2020 was $78 million and $158 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2021	2022	2023	2024	2025	Thereafter
$149	$284	$226	$167	$157	$193

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2021 or 2020.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2021 were as follows:

(Millions of dollars)	December 31, 2020	Acquisitions [1]	Other Adjustments [2]	June 30, 2021
Construction Industries
Goodwill	$320	$—	$(14)	$306
Impairments	(22)	—	—	(22)
Net goodwill	298	—	(14)	284
Resource Industries
Goodwill	4,253	—	(32)	4,221
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,078	—	(32)	3,046
Energy & Transportation
Goodwill	2,959	43	(15)	2,987
All Other [3]
Goodwill	59	—	(4)	55
Consolidated total
Goodwill	7,591	43	(65)	7,569
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,394	$43	$(65)	$6,372

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

We classify debt securities as available-for-sale, and we include the unrealized gains and losses arising from the revaluation of these debt securities, net of applicable deferred income taxes, in equity (AOCI in the Consolidated Statement of Financial Position). We include the unrealized gains and losses arising from the revaluation of the equity securities in Other income (expense) in the Consolidated Statement of Results of Operations. We generally determine realized gains and losses on sales of investments using the specific identification method for debt and equity securities and include them in Other income (expense) in the Consolidated Statement of Results of Operations.

The cost basis and fair value of debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

	June 30, 2021			December 31, 2020
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	57	1	58	58	1	59

Corporate bonds
Corporate bonds	991	37	1,028	962	50	1,012
Asset-backed securities	150	2	152	156	3	159

Mortgage-backed debt securities
U.S. governmental agency	346	9	355	362	12	374
Residential	5	—	5	5	—	5
Commercial	80	3	83	60	4	64
Total debt securities	$1,639	$52	$1,691	$1,613	$70	$1,683

Available-for-sale investments in an unrealized loss position:

	June 30, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$118	$1	$5	$—	$123	$1
Mortgage-backed debt securities
U.S. governmental agency	89	1	2	—	91	1
Total	$207	$2	$7	$—	$214	$2

	December 31, 2020
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$13	$—	$4	$—	$17	$—
Mortgage-backed debt securities
U.S. governmental agency	2	—	5	—	7	—
Total	$15	$—	$9	$—	$24	$—

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2021.

Mortgage-Backed Debt Securities The unrealized losses on our investments in U.S. government agency mortgage-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2021.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2021
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$146	$148
Due after one year through five years	725	753
Due after five years through ten years	284	292
Due after ten years	53	55
U.S. governmental agency mortgage-backed securities	346	355
Residential mortgage-backed securities	5	5
Commercial mortgage-backed securities	80	83
Total debt securities – available-for-sale	$1,639	$1,691

Sales of available-for-sale securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2021	2020	2021	2020
Proceeds from the sale of available-for-sale securities	$125	$66	$225	$124
Gross gains from the sale of available-for-sale securities	2	1	2	1
Gross losses from the sale of available-for-sale securities	—	1	—	1

For the three months ended June 30, 2021 and 2020, the net unrealized gains (losses) for equity securities held at June 30, 2021 and 2020 were $21 million and $26 million, respectively. For the six months ended June 30, 2021 and 2020, the net unrealized gains (losses) for equity securities held at June 30, 2021 and 2020 were $38 million and $(14) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	June 30		June 30		June 30
	2021	2020	2021	2020	2021	2020
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$15	$14	$25	$24
Interest cost	83	121	13	21	16	27
Expected return on plan assets	(179)	(198)	(33)	(38)	(1)	(3)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(10)
(Gain) loss on remeasurement of pension obligations [1]	—	2	—	120	—	—
Curtailments, settlements and termination benefits [1]	—	—	—	21	—	—
Net periodic benefit cost (benefit) [2]	$(96)	$(75)	$(5)	$138	$30	$38

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$29	$28	$50	$47
Interest cost	165	242	27	40	32	53
Expected return on plan assets	(358)	(396)	(65)	(73)	(3)	(6)
Amortization of prior service cost (credit)	—	—	—	—	(20)	(19)
(Gain) loss on remeasurement of pension obligations [1]	—	2	—	(134)	—	—
Curtailments, settlements and termination benefits [1]	—	—	—	21	—	—
Net periodic benefit cost (benefit) [2]	$(193)	$(152)	$(9)	$(118)	$59	$75

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

We made $54 million and $160 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2021, respectively. We currently anticipate full-year 2021 contributions of approximately $310 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2021	2020	2021	2020
U.S. Plans	$115	$126	$240	$145
Non-U.S. Plans	28	20	54	43
	$143	$146	$294	$188

The increase in the U.S. defined contribution benefit costs for the six months ended June 30, 2021 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Finance lease revenue	$124	$119	$249	$244
Operating lease revenue	281	285	575	588
Total	$405	$404	$824	$832

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both June 30, 2021 and December 31, 2020, the related recorded liability was $5 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	June 30, 2021	December 31, 2020
Caterpillar dealer performance guarantees	$955	$993
Supplier consortium performance guarantee	261	258
Other guarantees	226	234
Total guarantees	$1,442	$1,485

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2021 and December 31, 2020, the SPC’s assets of $966 million and $1,026 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $965 million and $1,025 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

	First Six Months
(Millions of dollars)	2021	2020
Warranty liability, beginning of period	$1,612	$1,541
Reduction in liability (payments)	(442)	(436)
Increase in liability (new warranties)	515	428
Warranty liability, end of period	$1,685	$1,533

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2021	2020	2021	2020
Profit for the period (A) [1]	$1,413	$458	$2,943	$1,550
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	547.9	541.5	547.1	544.5
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	4.2	3.0	4.7	3.7
Average common shares outstanding for fully diluted computation (C) [2]	552.1	544.5	551.8	548.2
Profit per share of common stock:
Assuming no dilution (A/B)	$2.58	$0.84	$5.38	$2.85
Assuming full dilution (A/C) [2]	$2.56	$0.84	$5.33	$2.83
Shares outstanding as of June 30 (in millions)			547.5	541.5

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and six months ended June 30, 2021 and 2020, we excluded 1.1 million and 4.9 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of June 30, 2021, approximately $4.5 billion remained available under the 2018 Authorization.

For the three and six months ended June 30, 2021, we repurchased 1.2 million shares of Caterpillar common stock, at an aggregate cost of $251 million. For the three and six months ended June 30, 2020, we repurchased 0.8 million and 10.1 million shares of Caterpillar common stock, respectively, at an aggregate cost of $87 million and $1.3 billion, respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2021	2020	2021	2020
Foreign currency translation:
Beginning balance	(1,257)	(1,847)	(910)	(1,487)
Gains (losses) on foreign currency translation	92	168	(231)	(206)
Less: Tax provision /(benefit)	(7)	(9)	17	1
Net gains (losses) on foreign currency translation	99	177	(248)	(207)
(Gains) losses reclassified to earnings	—	(2)	—	22
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	(2)	—	22
Other comprehensive income (loss), net of tax	99	175	(248)	(185)
Ending balance	$(1,158)	$(1,672)	$(1,158)	$(1,672)

Pension and other postretirement benefits
Beginning balance	(40)	(10)	(32)	(3)
Current year prior service credit (cost)	—	2	—	2
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	2	—	2
Amortization of prior service (credit) cost	(10)	(10)	(20)	(19)
Less: Tax provision /(benefit)	(3)	(3)	(5)	(5)
Net amortization of prior service (credit) cost	(7)	(7)	(15)	(14)
Other comprehensive income (loss), net of tax	(7)	(5)	(15)	(12)
Ending balance	$(47)	$(15)	$(47)	$(15)
Derivative financial instruments
Beginning balance	(31)	(157)	—	(97)
Gains (losses) deferred	17	(90)	96	(98)
Less: Tax provision /(benefit)	3	(20)	19	(23)
Net gains (losses) deferred	14	(70)	77	(75)
(Gains) losses reclassified to earnings	39	75	(79)	5
Less: Tax provision /(benefit)	10	17	(14)	2
Net (gains) losses reclassified to earnings	29	58	(65)	3
Other comprehensive income (loss), net of tax	43	(12)	12	(72)
Ending balance	$12	$(169)	$12	$(169)

Available-for-sale securities
Beginning balance	38	2	54	20
Gains (losses) deferred	3	52	(18)	30
Less: Tax provision /(benefit)	1	13	(4)	9
Net gains (losses) deferred	2	39	(14)	21
(Gains) losses reclassified to earnings	(2)	—	(2)	—
Less: Tax provision /(benefit)	(1)	—	(1)	—
Net (gains) losses reclassified to earnings	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	1	39	(15)	21
Ending balance	$39	$41	$39	$41

Total AOCI Ending Balance at June 30	$(1,154)	$(1,815)	$(1,154)	$(1,815)

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

15.                              Income taxes

The provision for income taxes for the six months ended June 30, 2021 reflected an estimated annual tax rate of 26 percent, compared with 31 percent for the six months ended June 30, 2020, excluding the discrete items discussed in the following paragraph. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.

In addition, we recorded a discrete tax benefit of $60 million for the six months ended June 30, 2021, compared with $8 million for the six months ended June 30, 2020, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. A $22 million tax charge was also recorded for the six months ended June 30, 2020, related to the $132 million of remeasurement net gain resulting from the settlements of pension obligations.

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
Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 33 to 36 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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
For the three and six months ended June 30, 2021 and 2020, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2021
Construction Industries	$2,498	$430	$1,291	$1,384	$5,603		$53	$5,656
Resource Industries	799	487	525	660	2,471		108	2,579
Energy & Transportation	1,992	250	1,196	682	4,120		855	4,975
Financial Products Segment	488	65	96	125	774	[1]	—	774
Total sales and revenues from reportable segments	5,777	1,232	3,108	2,851	12,968		1,016	13,984
All Other operating segment	11	1	4	18	34		94	128
Corporate Items and Eliminations	(69)	(12)	(10)	(22)	(113)		(1,110)	(1,223)
Total Sales and Revenues	$5,719	$1,221	$3,102	$2,847	$12,889		$—	$12,889

Three Months Ended June 30, 2020
Construction Industries	$1,604	$212	$933	$1,283	$4,032		$16	$4,048
Resource Industries	507	270	379	554	1,710		116	1,826
Energy & Transportation	1,816	197	929	599	3,541		608	4,149
Financial Products Segment	493	60	96	114	763	[1]	—	763
Total sales and revenues from reportable segments	4,420	739	2,337	2,550	10,046		740	10,786
All Other operating segment	7	1	5	15	28		87	115
Corporate Items and Eliminations	(41)	(10)	(9)	(17)	(77)		(827)	(904)
Total Sales and Revenues	$4,386	$730	$2,333	$2,548	$9,997		$—	$9,997

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $92 million and $88 million in the three months ended June 30, 2021 and 2020, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2021
Construction Industries	$4,624	$822	$2,372	$3,226	$11,044		$71	$11,115
Resource Industries	1,456	892	999	1,221	4,568		227	4,795
Energy & Transportation	3,774	506	2,289	1,209	7,778		1,704	9,482
Financial Products Segment	964	127	196	248	1,535	[1]	—	1,535
Total sales and revenues from reportable segments	10,818	2,347	5,856	5,904	24,925		2,002	26,927
All Other operating segment	24	1	7	40	72		186	258
Corporate Items and Eliminations	(132)	(23)	(18)	(48)	(221)		(2,188)	(2,409)
Total Sales and Revenues	$10,710	$2,325	$5,845	$5,896	$24,776		$—	$24,776

Six Months Ended June 30, 2020
Construction Industries	$3,689	$477	$1,822	$2,356	$8,344		$10	$8,354
Resource Industries	1,203	590	774	1,122	3,689		221	3,910
Energy & Transportation	3,554	446	1,982	1,177	7,159		1,339	8,498
Financial Products Segment	1,018	130	198	231	1,577	[1]	—	1,577
Total sales and revenues from reportable segments	9,464	1,643	4,776	4,886	20,769		1,570	22,339
All Other operating segment	12	3	16	25	56		168	224
Corporate Items and Eliminations	(110)	(24)	(22)	(37)	(193)		(1,738)	(1,931)
Total Sales and Revenues	$9,366	$1,622	$4,770	$4,874	$20,632		$—	$20,632

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $176 million and $193 million in the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021 and 2020, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2021	2020	2021	2020
Oil and gas	$1,137	$1,027	$2,052	$1,888
Power generation	1,052	895	2,015	1,749
Industrial	899	678	1,712	1,479
Transportation	1,032	941	1,999	2,043
Energy & Transportation External Sales	$4,120	$3,541	$7,778	$7,159

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Profit from reportable segments:
Construction Industries	$1,024	$518	$2,059	$1,158
Resource Industries	361	152	689	456
Energy & Transportation	731	624	1,397	1,226
Financial Products Segment	243	148	487	253
Total profit from reportable segments	2,359	1,442	4,632	3,093
Profit from All Other operating segment	(10)	(3)	(7)	4
Cost centers	11	(23)	32	9
Corporate costs	(202)	(120)	(387)	(287)
Timing	(124)	(24)	(190)	(51)
Restructuring costs	(25)	(96)	(89)	(124)
Methodology differences:
Inventory/cost of sales	7	(38)	7	(18)
Postretirement benefit expense	86	(118)	154	285
Stock-based compensation expense	(69)	(67)	(111)	(114)
Financing costs	(109)	(119)	(239)	(199)
Currency	50	(60)	236	(208)
Other income/expense methodology differences	(72)	(80)	(121)	(172)
Other methodology differences	(32)	(16)	(50)	(27)
Total consolidated profit before taxes	$1,870	$678	$3,867	$2,191

Reconciliation of Assets:

(Millions of dollars)	June 30, 2021	December 31, 2020
Assets from reportable segments:
Construction Industries	$4,416	$4,259
Resource Industries	5,848	6,035
Energy & Transportation	9,179	8,582
Financial Products Segment	34,933	34,278
Total assets from reportable segments	54,376	53,154
Assets from All Other operating segment	1,583	1,717
Items not included in segment assets:
Cash and short-term investments	10,028	8,822
Deferred income taxes	1,352	1,413
Goodwill and intangible assets	4,924	4,847
Property, plant and equipment – net and other assets	3,110	2,833
Inventory methodology differences	(2,707)	(2,536)
Liabilities included in segment assets	9,387	8,466
Other	(356)	(392)
Total assets	$81,697	$78,324

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Depreciation and amortization from reportable segments:
Construction Industries	$59	$61	$118	$122
Resource Industries	101	104	200	207
Energy & Transportation	142	149	284	295
Financial Products Segment	191	198	387	403
Total depreciation and amortization from reportable segments	493	512	989	1,027
Items not included in segment depreciation and amortization:
All Other operating segment	60	63	122	125
Cost centers	24	32	50	65
Other	10	1	12	5
Total depreciation and amortization	$587	$608	$1,173	$1,222

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Capital expenditures from reportable segments:
Construction Industries	$36	$28	$64	$48
Resource Industries	34	36	57	53
Energy & Transportation	143	144	224	231
Financial Products Segment	361	256	589	503
Total capital expenditures from reportable segments	574	464	934	835
Items not included in segment capital expenditures:
All Other operating segment	32	23	47	38
Cost centers	—	6	19	15
Timing	(15)	(14)	109	146
Other	5	(29)	(9)	(36)
Total capital expenditures	$596	$450	$1,100	$998

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 48 months with an average remaining term of approximately 26 months as of June 30, 2021.

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

During the three and six months ended June 30, 2021, Cat Financial's forecasts for the markets in which it operates reflected an overall rebound in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and six months ended June 30, 2021.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$393	$44	$437	$408	$45	$453
Write-offs	(68)	—	(68)	(36)	—	(36)
Recoveries	14	—	14	6	—	6
Provision for credit losses	13	—	13	86	—	86
Other	2	—	2	3	—	3
Ending balance	$354	$44	$398	$467	$45	$512

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$431	$44	$475	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	—	—	—	12	—	12
Write-offs	(102)	—	(102)	(73)	—	(73)
Recoveries	24	—	24	13	—	13
Provision for credit losses	3	—	3	146	—	146
Other	(2)	—	(2)	(6)	—	(6)
Ending balance	$354	$44	$398	$467	$45	$512

Individually evaluated	$183	$39	$222	$184	$39	$223
Collectively evaluated	171	5	176	283	6	289
Ending Balance	$354	$44	$398	$467	$45	$512

Finance Receivables:
Individually evaluated	$492	$78	$570	$601	$78	$679
Collectively evaluated	19,356	2,585	21,941	17,869	3,305	21,174
Ending Balance	$19,848	$2,663	$22,511	$18,470	$3,383	$21,853
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
Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,469	$3,224	$1,931	$957	$325	$111	$117	$9,134
31-60 days past due	12	37	25	19	8	3	—	104
61-90 days past due	4	7	5	5	2	2	—	25
91+ days past due	2	17	27	15	10	6	2	79
EAME
Current	952	1,275	669	329	126	38	—	3,389
31-60 days past due	6	10	15	2	1	1	—	35
61-90 days past due	—	7	4	2	—	—	—	13
91+ days past due	3	11	7	6	3	61	—	91
Asia/Pacific
Current	857	1,088	498	151	33	6	—	2,633
31-60 days past due	4	22	17	8	1	—	—	52
61-90 days past due	—	8	9	4	—	—	—	21
91+ days past due	—	12	8	8	1	—	—	29
Mining
Current	433	420	478	272	89	191	71	1,954
31-60 days past due	—	3	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	1	2	4	2	—	—	9
Latin America
Current	315	452	233	93	30	19	—	1,142
31-60 days past due	1	14	6	3	1	—	—	25
61-90 days past due	—	3	2	1	—	—	—	6
91+ days past due	—	18	11	11	6	8	—	54
Caterpillar Power Finance
Current	27	215	132	82	209	180	109	954
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	2	—	2
91+ days past due	—	2	—	20	3	69	—	94
Total Customer	$5,085	$6,846	$4,079	$1,992	$850	$697	$299	$19,848

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,777	$2,423	$1,344	$522	$212	$27	$89	$8,394
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,375	745	321	61	10	3	—	2,515
31-60 days past due	12	22	13	6	—	—	—	53
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	490	571	287	152	92	151	137	1,880
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	172	111	273	99	117	119	1,108
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total Customer	$8,162	$5,403	$2,901	$1,357	$575	$492	$348	$19,238

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of June 30, 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

Non-accrual finance receivables

Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due or have been restructured in a troubled debt restructuring (TDR). Recognition is resumed and previously suspended income is recognized when the collection of remaining amounts is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	June 30, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$62	$1	$19	$86	$1	$34
EAME	89	—	2	113	1	1
Asia/Pacific	19	1	11	13	—	13
Mining	9	1	—	21	1	—
Latin America	57	—	1	63	—	1
Caterpillar Power Finance	113	—	—	170	17	—
Total	$349	$3	$33	$466	$20	$49

There was $1 million of interest income recognized during the three months ended June 30, 2021 and 2020 for customer finance receivables on non-accrual status. There were $6 million and $5 million of interest income recognized during the six month ended June 30, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of June 30, 2021 and December 31, 2020, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of June 30, 2021 and December 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and six months ended June 30, 2021 and 2020.

Troubled debt restructurings

A restructuring of a finance receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, payment deferrals and reduction of principal and/or accrued interest. Cat Financial individually evaluates TDR contracts and establishes an allowance based on the present value of expected future cash flows discounted at the receivable's effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2021 and 2020 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Customer
North America	$4	$4	$9	$9
Asia/Pacific	—	—	8	8
Mining	—	—	17	17
Latin America	6	6	—	—
Caterpillar Power Finance	16	16	37	37
Total	$26	$26	$71	$71

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$4	$4	$9	$9
Asia/Pacific	—	—	8	8
Mining	11	5	17	17
Latin America	6	6	2	2
Caterpillar Power Finance	16	16	37	37
Total	$37	$31	$73	$73

The Post-TDR amortization costs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Customer	2021	2020	2021	2020
North America	$—	$—	$1	$—
EAME	—	—	—	10
Asia/Pacific	2	—	6	—
Latin America	15	—	15	1
Caterpillar Power Finance	—	—	5	—
Total	$17	$—	$27	$11

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	58	—	—	58
Corporate bonds
Corporate bonds	—	1,028	—	—	1,028
Asset-backed securities	—	152	—	—	152
Mortgage-backed debt securities
U.S. governmental agency	—	355	—	—	355
Residential	—	5	—	—	5
Commercial	—	83	—	—	83
Total debt securities	10	1,681	—	—	1,691
Equity securities
Large capitalization value	234	—	—	—	234
Smaller company growth	40	—	—	—	40
REIT	—	—	—	152	152
Total equity securities	274	—	—	152	426
Derivative financial instruments, net	—	221	—	—	221
Total assets	$284	$1,902	$—	$152	$2,338

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	59	—	—	59
Corporate bonds
Corporate bonds	—	1,012	—	—	1,012
Asset-backed securities	—	159	—	—	159
Mortgage-backed debt securities
U.S. governmental agency	—	374	—	—	374
Residential	—	5	—	—	5
Commercial	—	64	—	—	64
Total debt securities	10	1,673	—	—	1,683
Equity securities
Large capitalization value	199	—	—	—	199
Smaller company growth	58	—	—	—	58
REIT	—	—	—	148	148
Total equity securities	257	—	—	148	405
Total assets	$267	$1,673	$—	$148	$2,088
Liabilities
Derivative financial instruments, net	$—	$17	$—	$—	$17
Total liabilities	$—	$17	$—	$—	$17

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $157 million and $243 million as of June 30, 2021 and December 31, 2020, respectively.

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

Fair values of our financial instruments were as follows:

	Fair Value of Financial Instruments
	June 30, 2021		December 31, 2020
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$10,831	$10,831	$9,352	$9,352	1
Restricted cash and short-term investments	236	236	14	14	1
Investments in debt and equity securities	2,117	2,117	2,088	2,088	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	14,275	14,452	14,028	14,357	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	832	806	929	911	3
Foreign currency contracts – net	133	133	—	—	2	Note 5
Interest rate contracts – net	30	30	58	58	2	Note 5
Commodity contracts – net	58	58	37	37	2	Note 5

Liabilities
Short-term borrowings	3,425	3,425	2,015	2,015	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,802	12,544	11,169	14,549	2
Financial Products	24,358	24,811	23,979	24,614	2
Foreign currency contracts – net	—	—	112	112	2	Note 5
Guarantees	5	5	5	5	3	Note 11

1    Represents finance leases and failed sale leasebacks of $8,147 million and $7,961 million at June 30, 2021 and December 31, 2020, respectively.

19.                         Other income (expense)

	Three Months Ended June 30			Six Months Ended June 30
(Millions of dollars)	2021	2020		2021	2020
Investment and interest income	$21	$27		$44	$70
Foreign exchange gains (losses) [1]	(32)	(4)		63	(79)
License fee income	32	23		57	48
Net periodic pension and OPEB income (cost), excluding service cost	111	(63)	[2]	222	270	[2]
Gains (losses) on securities	17	37		42	(21)
Miscellaneous income (loss)	52	9		98	(37)
Total	$201	$29		$526	$251

1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Includes remeasurement losses of $(122) million and a remeasurement net gain of $132 million for the three and six months ended June 30, 2020, respectively, from the settlement of certain pension obligations. See Note 9 for further details.

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

Restructuring costs for the three and six months ended June 30, 2021 and 2020 were as follows:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Employee separations [1]	$17	$123	$62	$134
Contract terminations [1]	—	2	—	3
Long-lived asset impairments [1]	(7)	14	4	23
Other [2]	15	8	23	24
Total restructuring costs	$25	$147	$89	$184

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, equipment relocation, project management and inventory write-downs, all of which are primarily included in Cost of goods sold.

For the six months ended June 30, 2021, the restructuring costs were primarily related to actions across the company including strategic actions to address certain product lines. For the six months ended June 30, 2020, the restructuring costs were primarily related to various voluntary and involuntary employee separation programs implemented across the company and a strategic action to address a certain product line, which were partially offset by a gain on the sale of a manufacturing facility that had been closed.

In 2021, all restructuring costs are excluded from segment profit. In 2020, only certain restructuring costs were excluded from segment profit. Restructuring costs included in segment profit were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2021	2020	2021	2020

Construction Industries	$—	$4	$—	$5
Resource Industries	—	15	—	16
Energy & Transportation	—	17	—	21
Financial Products Segment	—	1	—	1

The following table summarizes the 2021 and 2020 employee separation activity:

(Millions of dollars)	Six Months Ended June 30
	2021	2020
Liability balance, beginning of period	$164	$48
Increase in liability (separation charges)	62	134
Reduction in liability (payments)	(82)	(95)
Liability balance, end of period	$144	$87

Most of the liability balance at June 30, 2021 is expected to be paid in 2021 and 2022.

21.                     Acquisitions

SPM Oil & Gas

On February 1, 2021, Caterpillar completed the acquisition of varying equity interests and assets of the Weir Group PLC, collectively known as SPM Oil & Gas (SPM). Headquartered near Fort Worth, Texas, SPM Oil & Gas produces a full line of pumps, flow iron, consumable parts, wellhead and pressure control products that are offered via an extensive global network of service centers. This acquisition, included in the Energy & Transportation segment, is consistent with our strategy of providing our customers expanded offerings and services which will now be one of the broadest in the well service industry. The purchase price, net of $22 million of acquired cash, was approximately $361 million.

We financed the transaction with available cash. Tangible assets as of the acquisition date were $518 million, recorded at their fair values, and primarily included cash of $22 million, receivables of $101 million, inventories of $159 million, leased assets of $105 million, and property, plant, and equipment of $117 million. Finite-lived intangible assets acquired of $23 million included developed technology and trade names and will be amortized on a straight-line basis over a weighted-average amortization period of approximately 8 years. Liabilities assumed as of the acquisition date were $187 million, recorded at their fair values, and primarily included lease liabilities of $105 million and accounts payable of $33 million. Goodwill of $29 million represented the excess of the consideration transferred over the net assets acquired. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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
Highlights for the second quarter of 2021 include:
•Total sales and revenues for the second quarter of 2021 were $12.889 billion, an increase of $2.892 billion, or 29 percent, compared with $9.997 billion in the second quarter of 2020. Sales were higher across all regions and in the three primary segments.
•Operating profit margin was 13.9 percent for the second quarter of 2021, compared with 7.8 percent for the second quarter of 2020. Adjusted operating profit margin was 14.1 percent for the second quarter of 2021, compared with 9.3 percent for the second quarter of 2020.
•Second-quarter 2021 profit per share was $2.56, and excluding the items in the table below, adjusted profit per share was $2.60. Second-quarter 2020 profit per share was $0.84, and excluding the items in the table below, adjusted profit per share was $1.27.
•Caterpillar ended the second quarter of 2021 with $10.8 billion of enterprise cash.

Highlights for the six months ended June 30, 2021 include:
•Total sales and revenues were $24.776 billion for the six months ended June 30, 2021, an increase of $4.144 billion, or 20 percent, compared with $20.632 billion for the six months ended June 30, 2020.
•Operating profit margin was 14.5 percent for the six months ended June 30, 2021, compared with 10.6 percent for the six months ended June 30, 2020. Adjusted operating profit margin was 14.9 percent for the six months ended June 30, 2021, compared with 11.5 percent for the six months ended June 30, 2020.
•Profit per share for the six months ended June 30, 2021, was $5.33, and excluding the items in the table below, adjusted profit per share was $5.47. Profit per share for the six months ended June 30, 2020 was $2.83, and excluding the items in the table below, adjusted profit per share was $2.92.
•Enterprise operating cash flow was $4.0 billion for the six months ended June 30, 2021.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 68.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit................................................................................	$1,870	$2.56	$678	$0.84	$3,867	$5.33	$2,191	$2.83
Restructuring costs........................................................	25	0.04	147	0.24	89	0.14	184	0.30
Remeasurement (gains) losses of pension obligations....	—	—	122	0.19	—	—	(132)	(0.20)
Adjusted profit.................................................................	$1,895	$2.60	$947	$1.27	$3,956	$5.47	$2,243	$2.92

Certain amounts may not add due to rounding.

Overview
Total sales and revenues for the second quarter of 2021 were $12.889 billion, an increase of $2.892 billion, or 29 percent, compared with $9.997 billion in the second quarter of 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased their inventories more during the second quarter of 2020 than during the second quarter of 2021. Favorable currency impacts were related to the Australian dollar, euro and Chinese yuan. Favorable price realization also contributed to the sales improvement. Sales were higher across all regions and in the three primary segments.

Second-quarter 2021 profit per share was $2.56, compared with $0.84 profit per share in the second quarter of 2020. Profit per share for both quarters included restructuring costs, while the second quarter of 2020 also included pre-tax remeasurement losses of $122 million, or $0.19 per share, resulting from the settlements of pension obligations. Profit for the second quarter of 2021 was $1.413 billion, an increase of $955 million, or 209 percent, compared with $458 million for the second quarter of 2020. The increase was primarily due to higher sales volume and favorable price realization. Higher selling, general and administrative (SG&A) and research and development (R&D) expenses and unfavorable manufacturing costs were mostly offset by lower restructuring costs, the absence of remeasurement losses resulting from the settlement of pension obligations that occurred in the second quarter of 2020 and higher profit from Financial Products.
Sales and revenues were $24.776 billion for the six months ended June 30, 2021, an increase of $4.144 billion, or 20 percent, compared with $20.632 billion for the six months ended June 30, 2020. Profit per share for the six months ended June 30, 2021, was $5.33, an increase of $2.50, or 88 percent, compared with $2.83 for the six months ended June 30, 2020. Profit per share for both periods included restructuring costs, while the six months ended June 30, 2020, also included a pre-tax remeasurement net gain of $132 million, or $0.20 per share, resulting from the settlements of pension obligations. Profit for the six months ended June 30, 2021, was $2.943 billion, an increase of $1.393 billion, or 90 percent, compared with $1.550 billion for the six months ended June 30, 2020.
Response to COVID-19 and Global Business Conditions:
We continue to implement safeguards in our facilities to protect team members, including increased frequency of cleaning and disinfecting, social distancing practices and other measures consistent with specific governmental requirements and guidance from health authorities. We’ve offered assistance to some governments and public health authorities in the vaccine distribution process, and as vaccines become available, we are assisting in onsite vaccine distribution for employees in some of our facilities.
We continue to monitor a variety of external factors including the pandemic’s recent emergence of the Delta variant of COVID-19 around the world, supply chain disruptions and associated cost and labor pressures. Areas of particular focus include semiconductors, transportation and raw materials. Contingency plans have been developed and continue to be modified to minimize supply chain challenges that may impact our ability to meet increasing customer demand. While none of these factors have significantly impacted our operations for the six months ended June 30, 2021, we will continue to monitor the situation as conditions remain fluid and evolve throughout the year.
Notes:
•Glossary of terms is included on pages 62 - 64; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 68.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2021 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2020

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2020 (at left) and the second quarter of 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the second quarter of 2021 were $12.889 billion, an increase of $2.892 billion, or 29 percent, compared with $9.997 billion in the second quarter of 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories by $1.4 billion during the second quarter of 2020, compared with a decrease of $400 million during the second quarter of 2021. Favorable currency impacts were related to the Australian dollar, euro and Chinese yuan. Favorable price realization also contributed to the sales improvement.
Sales were higher across all regions and in the three primary segments.
North America sales increased 34 percent due to higher end-user demand for equipment and services, the impact of changes in dealer inventories and favorable price realization. Dealers decreased inventories more during the second quarter of 2020 than during the second quarter of 2021.
Sales increased 72 percent in Latin America due to higher end-user demand for equipment and services across most of the region and the impact of changes in dealer inventories. Dealers increased inventories during the second quarter of 2021, compared with a decrease during the second quarter of 2020.
EAME sales increased 34 percent due to higher end-user demand for equipment and services, the impact of changes in dealer inventories and favorable currency impacts primarily related to the euro and British pound. Dealers decreased inventories during the second quarter of 2020, compared with a slight increase during the second quarter of 2021.
Asia/Pacific sales increased 12 percent driven by the impacts from changes in dealer inventories and favorable currency impacts related to the Australian dollar and the Chinese yuan, partially offset by lower end-user demand. Dealers decreased inventories more during the second quarter of 2020 than during the second quarter of 2021.
Dealers decreased inventories by $1.4 billion during the second quarter of 2020, compared with a decrease of $400 million during the second quarter of 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant dealer inventory increase in 2021.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2020	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2021	$ Change	% Change

Construction Industries	$4,048	$1,171	$238	$162	$37	$5,656	$1,608	40%
Resource Industries	1,826	712	(17)	66	(8)	2,579	753	41%
Energy & Transportation	4,149	456	12	111	247	4,975	826	20%
All Other Segment	115	4	—	2	7	128	13	11%
Corporate Items and Eliminations	(828)	(34)	—	—	(283)	(1,145)	(317)
Machinery, Energy & Transportation Sales	9,310	2,309	233	341	—	12,193	2,883	31%

Financial Products Segment	763	—	—	—	11	774	11	1%
Corporate Items and Eliminations	(76)	—	—	—	(2)	(78)	(2)
Financial Products Revenues	687	—	—	—	9	696	9	1%

Consolidated Sales and Revenues	$9,997	$2,309	$233	$341	$9	$12,889	$2,892	29%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2021
Construction Industries	$2,498	56%	$430	103%	$1,291	38%	$1,384	8%	$5,603		39%	$53	231%	$5,656	40%
Resource Industries	799	58%	487	80%	525	39%	660	19%	2,471		45%	108	(7%)	2,579	41%
Energy & Transportation	1,992	10%	250	27%	1,196	29%	682	14%	4,120		16%	855	41%	4,975	20%
All Other Segment	11	57%	1	—%	4	(20%)	18	20%	34		21%	94	8%	128	11%
Corporate Items and Eliminations	(31)		(1)		(1)		(2)		(35)			(1,110)		(1,145)
Machinery, Energy & Transportation Sales	5,269	34%	1,167	72%	3,015	34%	2,742	12%	12,193		31%	—	—	12,193	31%

Financial Products Segment	488	(1%)	65	8%	96	—%	125	10%	774	[1]	1%	—	—	774	1%
Corporate Items and Eliminations	(38)		(11)		(9)		(20)		(78)			—		(78)
Financial Products Revenues	450	—%	54	6%	87	—%	105	6%	696		1%	—	—	696	1%

Consolidated Sales and Revenues	$5,719	30%	$1,221	67%	$3,102	33%	$2,847	12%	$12,889		29%	$—	—	$12,889	29%

Second Quarter 2020
Construction Industries	$1,604		$212		$933		$1,283		$4,032			$16		$4,048
Resource Industries	507		270		379		554		1,710			116		1,826
Energy & Transportation	1,816		197		929		599		3,541			608		4,149
All Other Segment	7		1		5		15		28			87		115
Corporate Items and Eliminations	2		(1)		—		(2)		(1)			(827)		(828)
Machinery, Energy & Transportation Sales	3,936		679		2,246		2,449		9,310			—		9,310

Financial Products Segment	493		60		96		114		763	[1]		—		763
Corporate Items and Eliminations	(43)		(9)		(9)		(15)		(76)			—		(76)
Financial Products Revenues	450		51		87		99		687			—		687

Consolidated Sales and Revenues	$4,386		$730		$2,333		$2,548		$9,997			$—		$9,997

1 Includes revenues from Machinery, Energy & Transportation of $92 million and $88 million in the second quarter of 2021 and 2020, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2020 (at left) and the second quarter of 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the second quarter of 2021 was $1.789 billion, an increase of $1.005 billion, or 128 percent, compared with $784 million in the second quarter of 2020. The increase was primarily due to higher sales volume. Favorable price realization, lower restructuring expenses (included in other) and higher profit from Financial Products were mostly offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses and higher manufacturing costs.
The increase in SG&A/R&D expenses was mainly driven by higher short-term incentive compensation expense, which was reinstated in 2021.
Unfavorable manufacturing costs reflected higher period manufacturing and material costs, partially offset by favorable cost absorption. Period manufacturing costs increased primarily due to higher short-term incentive compensation expense and higher labor-related costs. Cost absorption was favorable as inventory increased during the second quarter of 2021, compared with a decrease during the second quarter of 2020.
Short-term incentive compensation expense was about $400 million in the second quarter of 2021, compared to no short-term incentive compensation expense recognized in the second quarter of 2020. In the first quarter of 2020, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives.
Operating profit margin was 13.9 percent for the second quarter of 2021, compared with 7.8 percent for the second quarter of 2020.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2021	Second Quarter 2020	$ Change	% Change
Construction Industries	$1,024	$518	$506	98%
Resource Industries	361	152	209	138%
Energy & Transportation	731	624	107	17%
All Other Segment	(10)	(3)	(7)	(233%)
Corporate Items and Eliminations	(453)	(542)	89
Machinery, Energy & Transportation	1,653	749	904	121%

Financial Products Segment	243	148	95	64%
Corporate Items and Eliminations	(29)	(38)	9
Financial Products	214	110	104	95%
Consolidating Adjustments	(78)	(75)	(3)
Consolidated Operating Profit	$1,789	$784	$1,005	128%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the second quarter of 2021 was $120 million, compared with $135 million in the second quarter of 2020. The decrease was due to lower average debt outstanding during the second quarter of 2021, compared with the second quarter of 2020.
▪Other income (expense) in the second quarter of 2021 was income of $201 million, compared with income of $29 million in the second quarter of 2020. The change was primarily due to the absence of remeasurement losses resulting from the settlements of pension obligations that occurred in the second quarter of 2020, as well as favorable pension and other postemployment benefit (OPEB) costs.
▪The provision for income taxes for the second quarter of 2021 reflected a lower estimated annual tax rate of 26 percent, compared with 31 percent for the second quarter of 2020, excluding the discrete items discussed below. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 was mainly related to changes in the expected geographic mix of profits from a tax perspective for 2021.
In addition, a discrete tax benefit of $17 million was recorded in the second quarter of 2021 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. A $21 million tax benefit was also recorded in the second quarter of 2020 related to the $122 million of remeasurement losses resulting from the settlements of pension obligations.
Construction Industries
Construction Industries’ total sales were $5.656 billion in the second quarter of 2021, an increase of $1.608 billion, or 40 percent, compared with $4.048 billion in the second quarter of 2020. The increase was due to higher sales volume, favorable price realization and favorable currency impacts from the euro, Australian dollar and Chinese yuan. The increase in sales volume was driven by higher end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories. Overall, dealers decreased inventories more during the second quarter of 2020 than during the second quarter of 2021.
▪In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was driven by higher end-user demand primarily in residential construction and the impact from changes in dealer inventories. Dealers decreased inventories more during the second quarter of 2020 than during the second quarter of 2021.
▪Sales increased in Latin America mostly due to higher sales volume driven by higher end-user demand across the region for equipment and aftermarket parts and the impact of changes in dealer inventories. Dealers increased inventories during the second quarter of 2021, compared with a decrease during the second quarter of 2020.
▪In EAME, sales increased due to higher sales volume and favorable currency impacts primarily from a stronger euro. Higher sales volume was driven by higher end-user demand and the impact from changes in dealer inventories. Dealers increased inventories during the second quarter of 2021, compared with a decrease during the second quarter of 2020.

▪Sales increased in Asia/Pacific primarily due to favorable currency impacts from a stronger Australian dollar and Chinese yuan and favorable price realization, partially offset by lower sales volume. Lower sales volume was driven by lower end-user demand for equipment, primarily in China, partially offset by the impacts from changes in dealer inventories and higher end-user demand for aftermarket parts. Dealers decreased inventories more during the second quarter of 2020 than during the second quarter of 2021.
Construction Industries’ profit was $1.024 billion in the second quarter of 2021, an increase of $506 million, or 98 percent, compared with $518 million in the second quarter of 2020. The increase was mainly due to higher sales volume and favorable price realization, partially offset by higher SG&A/R&D expenses and unfavorable manufacturing costs.
The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense.
Increased manufacturing costs reflected higher period manufacturing and material costs partially offset by favorable impacts of cost absorption and variable labor and burden. The increase in period manufacturing costs was driven by higher short-term incentive compensation expense and higher labor costs. Cost absorption was favorable as inventory increased during the second quarter of 2021, compared with a decrease during the second quarter of 2020.
Construction Industries’ profit as a percent of total sales was 18.1 percent in the second quarter of 2021, compared with 12.8 percent in the second quarter of 2020.
Resource Industries
Resource Industries’ total sales were $2.579 billion in the second quarter of 2021, an increase of $753 million, or 41 percent, compared with $1.826 billion in the second quarter of 2020. The increase was due to higher sales volume driven by higher end-user demand for equipment and aftermarket parts and the impacts of changes in dealer inventories. Dealers decreased inventories during the second quarter of 2020, compared to remaining about flat during the second quarter of 2021. End-user demand was higher in heavy construction and quarry and aggregates; it was also higher in mining, although to a lesser extent.
Resource Industries’ profit was $361 million in the second quarter of 2021, an increase of $209 million, or 138 percent, compared with $152 million in the second quarter of 2020. The increase was mainly due to higher sales volume, partially offset by higher SG&A/R&D expenses. The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense.
Resource Industries’ profit as a percent of total sales was 14.0 percent in the second quarter of 2021, compared with 8.3 percent in the second quarter of 2020.
Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2021	Second Quarter 2020	$ Change	% Change
Oil and Gas	$1,137	$1,027	$110	11%
Power Generation	1,052	895	157	18%
Industrial	899	678	221	33%
Transportation	1,032	941	91	10%
External Sales	4,120	3,541	579	16%
Inter-segment	855	608	247	41%
Total Sales	$4,975	$4,149	$826	20%

Energy & Transportation’s total sales were $4.975 billion in the second quarter of 2021, an increase of $826 million, or 20 percent, compared with $4.149 billion in the second quarter of 2020. Sales increased across all applications.
•Oil and Gas – Sales increased mainly due to higher sales of reciprocating engine aftermarket parts in all regions. The increase was partially offset by lower sales in reciprocating engines used in well servicing applications and turbines and turbine-related services.
•Power Generation – Sales increased due to higher sales volume in large reciprocating engines, primarily driven by data centers, and reciprocating engine aftermarket parts.
•Industrial – Sales were up due to higher demand across all regions.
•Transportation – Sales increased in rail services and marine.

Energy & Transportation’s profit was $731 million in the second quarter of 2021, an increase of $107 million, or 17 percent, compared with $624 million in the second quarter of 2020. The increase was due to higher sales volume partially offset by higher SG&A/R&D expenses and period manufacturing costs. Both SG&A/R&D expenses and period manufacturing costs were driven by higher short-term incentive compensation expense and acquisition-related expenses.
Energy & Transportation’s profit as a percent of total sales was 14.7 percent in the second quarter of 2021, compared with 15.0 percent in the second quarter of 2020.
Financial Products Segment
Financial Products’ segment revenues were $774 million in the second quarter of 2021, an increase of $11 million, or 1 percent, from the second quarter of 2020.
Financial Products’ segment profit was $243 million in the second quarter of 2021, compared with $148 million in the second quarter of 2020. The increase was mainly due to lower provision for credit losses at Cat Financial, higher net yield on average earning assets and a favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by an increase in SG&A expenses primarily due to higher short-term incentive compensation expense.
At the end of the second quarter of 2021, past dues at Cat Financial were 2.58 percent, compared with 3.74 percent at the end of the second quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $54 million for the second quarter of 2021, compared with $30 million for the second quarter of 2020. As of June 30, 2021, Cat Financial's allowance for credit losses totaled $402 million, or 1.46 percent of finance receivables, compared with $441 million, or 1.64 percent of finance receivables at March 31, 2021. The allowance for credit losses at year-end 2020 was $479 million, or 1.77 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $482 million in the second quarter of 2021, a decrease of $98 million from the second quarter of 2020, primarily due to favorable impacts of segment reporting methodology differences and lower restructuring costs, partially offset by higher expenses due to timing differences.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2020

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2020 (at left) and the six months ended June 30, 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $24.776 billion for the six months ended June 30, 2021, an increase of $4.144 billion, or 20 percent, compared with $20.632 billion for the six months ended June 30, 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories about $1.2 billion during the six months ended June 30, 2020, compared with an increase of about $300 million during the six months ended June 30, 2021. Favorable currency impacts related to the euro, Australian dollar and Chinese yuan also contributed to the sales improvement.
Sales were higher across all regions and in the three primary segments.
North America sales increased 16 percent driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories more during the six months ended June 30, 2020, than during the six months ended June 30, 2021.
Sales increased 47 percent in Latin America due to higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories during the six months ended June 30, 2020, compared with an increase during the six months ended June 30, 2021.
EAME sales increased 23 percent due to higher end-user demand for equipment and services, favorable currency impacts related to a stronger euro and British pound and the impact from changes in dealer inventories. Dealers increased inventories more during the six months ended June 30, 2021, than during the six months ended June 30, 2020.
Asia/Pacific sales increased 22 percent driven by the impact from changes in dealer inventories, favorable currency impacts related to a stronger Australian dollar and Chinese yuan and higher end-user demand. Dealers decreased inventories during the six months ended June 30, 2020, compared with dealer inventories that were about flat during the six months ended June 30, 2021.
Dealers decreased inventories about $1.2 billion during the six months ended June 30, 2020, compared with an increase of about $300 million during the six months ended June 30, 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant dealer inventory increase in 2021.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2020	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2021	$ Change	% Change

Construction Industries	$8,354	$2,177	$215	$308	$61	$11,115	$2,761	33%
Resource Industries	3,910	844	(64)	99	6	4,795	885	23%
Energy & Transportation	8,498	415	19	185	365	9,482	984	12%
All Other Segment	224	13	—	3	18	258	34	15%
Corporate Items and Eliminations	(1,762)	(53)	(1)	—	(450)	(2,266)	(504)
Machinery, Energy & Transportation Sales	19,224	3,396	169	595	—	23,384	4,160	22%

Financial Products Segment	1,577	—	—	—	(42)	1,535	(42)	(3%)
Corporate Items and Eliminations	(169)	—	—	—	26	(143)	26
Financial Products Revenues	1,408	—	—	—	(16)	1,392	(16)	(1%)

Consolidated Sales and Revenues	$20,632	$3,396	$169	$595	$(16)	$24,776	$4,144	20%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2021
Construction Industries	$4,624	25%	$822	72%	$2,372	30%	$3,226	37%	$11,044		32%	$71	610%	$11,115	33%
Resource Industries	1,456	21%	892	51%	999	29%	1,221	9%	4,568		24%	227	3%	4,795	23%
Energy & Transportation	3,774	6%	506	13%	2,289	15%	1,209	3%	7,778		9%	1,704	27%	9,482	12%
All Other Segment	24	100%	1	(67%)	7	(56%)	40	60%	72		29%	186	11%	258	15%
Corporate Items and Eliminations	(70)		(1)		(1)		(6)		(78)			(2,188)		(2,266)
Machinery, Energy & Transportation Sales	9,808	16%	2,220	47%	5,666	23%	5,690	22%	23,384		22%	—	—%	23,384	22%

Financial Products Segment	964	(5%)	127	(2%)	196	(1%)	248	7%	1,535	[1]	(3%)	—	—%	1,535	(3%)
Corporate Items and Eliminations	(62)		(22)		(17)		(42)		(143)			—		(143)
Financial Products Revenues	902	(2%)	105	(4%)	179	(1%)	206	4%	1,392		(1%)	—	—%	1,392	(1%)

Consolidated Sales and Revenues	$10,710	14%	$2,325	43%	$5,845	23%	$5,896	21%	$24,776		20%	$—	—%	$24,776	20%

Six Months Ended June 30, 2020
Construction Industries	$3,689		$477		$1,822		$2,356		$8,344			$10		$8,354
Resource Industries	1,203		590		774		1,122		3,689			221		3,910
Energy & Transportation	3,554		446		1,982		1,177		7,159			1,339		8,498
All Other Segment	12		3		16		25		56			168		224
Corporate Items and Eliminations	(13)		(3)		(4)		(4)		(24)			(1,738)		(1,762)
Machinery, Energy & Transportation Sales	8,445		1,513		4,590		4,676		19,224			—		19,224

Financial Products Segment	1,018		130		198		231		1,577	[1]		—		1,577
Corporate Items and Eliminations	(97)		(21)		(18)		(33)		(169)			—		(169)
Financial Products Revenues	921		109		180		198		1,408			—		1,408

Consolidated Sales and Revenues	$9,366		$1,622		$4,770		$4,874		$20,632			$—		$20,632

1 Includes revenues from Machinery, Energy & Transportation of $176 million and $193 million in the six months ended June 30, 2021 and 2020, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2020 (at left) and the six months ended June 30, 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2021, was $3.603 billion, an increase of $1.415 billion, or 65 percent, compared with $2.188 billion for the six months ended June 30, 2020. The increase was due to higher sales volume, higher profit from Financial Products and favorable price realization, partially offset by higher SG&A/R&D expenses.
The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense, which was reinstated in 2021.
Short-term incentive compensation expense for the six months ended June 30, 2021, was about $700 million, compared to no short-term incentive compensation expense recognized for the six months ended June 30, 2020. For 2021, short-term incentive compensation expense is expected to be about $1.5 billion, compared to no short-term incentive compensation expense recognized in 2020. Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. In the first quarter of 2020, in response to the continued global economic uncertainty due to the COVID-19 pandemic, Caterpillar suspended 2020 short-term incentive compensation plans for many employees and all senior executives.
Operating profit margin was 14.5 percent for the six months ended June 30, 2021, compared with 10.6 percent for the six months ended June 30, 2020.

Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Construction Industries	$2,059	$1,158	$901	78%
Resource Industries	689	456	233	51%
Energy & Transportation	1,397	1,226	171	14%
All Other Segment	(7)	4	(11)	n/a
Corporate Items and Eliminations	(821)	(754)	(67)
Machinery, Energy & Transportation	3,317	2,090	1,227	59%

Financial Products Segment	487	253	234	92%
Corporate Items and Eliminations	(48)	9	(57)
Financial Products	439	262	177	68%
Consolidating Adjustments	(153)	(164)	11
Consolidated Operating Profit	$3,603	$2,188	$1,415	65%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the six months ended June 30, 2021, was $262 million, compared with $248 million for the six months ended June 30, 2020. The increase was due to higher average debt outstanding during the six months ended June 30, 2021, compared with the six months ended June 30, 2020.
▪Other income/expense for the six months ended June 30, 2021, was income of $526 million, compared with income of $251 million for the six months ended June 30, 2020. The change was primarily due to favorable impacts from foreign currency exchange gains (losses) and commodity hedges. The company experienced foreign currency exchange net losses in the six months ended June 30, 2020, compared with net gains in the six months ended June 30, 2021. The company experienced net gains in commodity hedges in the six months ended June 30, 2021, compared with net losses in the six months ended June 30, 2020.
▪The provision for income taxes for the six months ended June 30, 2021 reflected an estimated annual tax rate of 26 percent, compared with 31 percent for the six months ended June 30, 2020, excluding the discrete items discussed in the following paragraph. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.
In addition, we recorded a discrete tax benefit of $60 million for the six months ended June 30, 2021, compared with $8 million for the six months ended June 30, 2020, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. A $22 million tax charge was also recorded for the six months ended June 30, 2020, related to the $132 million of remeasurement net gain resulting from the settlements of pension obligations.
Construction Industries
Construction Industries’ total sales were $11.115 billion for the six months ended June 30, 2021, an increase of $2.761 billion, or 33 percent, compared with $8.354 billion for the six months ended June 30, 2020. The increase was due to higher sales volume, favorable currency impacts related to the euro, Chinese yuan and Australian dollar and favorable price realization. The increase in sales volume was driven by higher end-user demand for equipment and aftermarket parts and by the impact from changes in dealer inventories. Dealers decreased inventories during the six months ended June 30, 2020, compared with an increase during the six months ended June 30, 2021.
•In North America, sales increased due to higher end-user demand, the impact from changes in dealer inventories and favorable price realization. Dealers decreased inventories more during the six months ended June 30, 2020, than during the six months ended June 30, 2021.
•Sales increased in Latin America primarily due to higher end-user demand and the impact from changes in dealer inventories. Dealers decreased inventories during the six months ended June 30, 2020, compared with an increase during the six months ended June 30, 2021.
•In EAME, sales increased due to higher end-user demand, favorable currency impacts from a stronger euro and British pound and the impact from changes in dealer inventories. Dealers increased inventories more during the six months ended June 30, 2021, than during the six months ended June 30, 2020.
•Sales increased in Asia/Pacific due to higher end-user demand for equipment and aftermarket parts, the impacts from changes in dealer inventories and favorable currency impacts related to the Chinese yuan and Australian dollar. Dealers decreased inventories during the six months ended June 30, 2020, compared with an increase during the six months ended June 30, 2021.
Construction Industries’ profit was $2.059 billion for the six months ended June 30, 2021, an increase of $901 million, or 78 percent, compared with $1.158 billion for the six months ended June 30, 2020. The increase was mainly due to higher sales volume and favorable price realization, partially offset by higher SG&A/R&D expenses. Higher SG&A/R&D expenses were driven primarily by higher short-term incentive compensation expense, partially offset by other cost reductions.
Construction Industries’ profit as a percent of total sales was 18.5 percent for the six months ended June 30, 2021, compared with 13.9 percent for the six months ended June 30, 2020.

Resource Industries
Resource Industries’ total sales were $4.795 billion for the six months ended June 30, 2021, an increase of $885 million, or 23 percent, compared with $3.910 billion for the six months ended June 30, 2020. The increase was due to higher sales volume driven by higher end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories. Dealers decreased inventories during the six months ended June 30, 2020, compared with dealer inventories that were about flat during the six months ended June 30, 2021. End-user demand was higher in mining, as well as heavy construction and quarry and aggregates.
Resource Industries’ profit was $689 million for the six months ended June 30, 2021, an increase of $233 million, or 51 percent, compared with $456 million for the six months ended June 30, 2020. The increase was mainly due to higher sales volume, partially offset by higher SG&A/R&D expenses. The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense.
Resource Industries’ profit as a percent of total sales was 14.4 percent for the six months ended June 30, 2021, compared with 11.7 percent for the six months ended June 30, 2020.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Oil and Gas	$2,052	$1,888	$164	9%
Power Generation	2,015	1,749	266	15%
Industrial	1,712	1,479	233	16%
Transportation	1,999	2,043	(44)	(2%)
External Sales	7,778	7,159	619	9%
Inter-Segment	1,704	1,339	365	27%
Total Sales	$9,482	$8,498	$984	12%

Energy & Transportation’s total sales were $9.482 billion for the six months ended June 30, 2021, an increase of $984 million, or 12 percent, compared with $8.498 billion for the six months ended June 30, 2020. Sales increased across all applications except in Transportation, which decreased slightly.
•Oil and Gas – Sales increased mainly due to higher sales of reciprocating engine aftermarket parts in all regions. This was partially offset by lower sales in reciprocating engines used in well servicing applications and turbine and turbine related services.
•Power Generation – Sales increased due to higher sales volume in large reciprocating engines, primarily driven by data centers, reciprocating engine aftermarket parts and turbine and turbine related services. Sales also increased due to favorable currency impacts.
•Industrial – Sales were up due to higher demand across all regions as well as favorable currency impacts.
•Transportation – Sales decreased primarily due to Rail with lower deliveries of locomotives mainly in North America. The decline was partially offset by higher sales for rail services and marine primarily due to currency impacts.
Energy & Transportation’s profit was $1.397 billion for the six months ended June 30, 2021, an increase of $171 million, or 14 percent, compared with $1.226 billion for the six months ended June 30, 2020. The increase was due to higher sales volume, partially offset by higher SG&A/R&D expenses. The increase in SG&A/R&D expenses was primarily due to higher short-term incentive compensation expense and acquisition-related expenses.
Energy & Transportation’s profit as a percent of total sales was 14.7 percent for the six months ended June 30, 2021, compared with 14.4 percent for the six months ended June 30, 2020.
Financial Products Segment
Financial Products’ segment revenues were $1.535 billion for the six months ended June 30, 2021, a decrease of $42 million, or 3 percent, from the six months ended June 30, 2020. The decrease was primarily because of lower average financing rates in North America, partially offset by a favorable impact from returned or repossessed equipment in North America.

Financial Products’ segment profit was $487 million for the six months ended June 30, 2021, compared with $253 million for the six months ended June 30, 2020. The increase was primarily due to lower provision for credit losses at Cat Financial, a favorable impact from equity securities in Insurance Services, higher net yield on average earning assets and a favorable impact from returned or repossessed equipment. These favorable impacts were partially offset by an increase in SG&A expenses primarily due to higher short-term incentive compensation expense.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $869 million in the six months ended June 30, 2021, an increase of $124 million from the six months ended June 30, 2020, primarily due to timing of corporate-level expenses.

RESTRUCTURING COSTS

We expect to incur about $250 million of restructuring costs in 2021. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $200 million in 2021 compared with 2020.
Additional information related to restructuring costs is included in Note 20 - "Restructuring Costs" of Part I, Item 1 "Financial Statements".
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding remeasurement gains/losses resulting from the settlements of pension obligations in 2020 and restructuring costs.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. We had positive operating cash flow in the first six months of 2021 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first six months of 2021 with $10.83 billion of cash, an increase of $1.48 billion from year-end 2020. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first six months of 2021 was $4.05 billion, up $1.53 billion compared to the same period last year. The increase was primarily due to higher profit adjusted for non-cash items, including higher accruals for short-term incentive compensation. In addition, lower payments for short-term incentive compensation favorably impacted cash flow. Partially offsetting these items were increased working capital requirements during the first six months of 2021 compared to the same period last year. Within working capital, changes in accounts receivable and inventory unfavorably impacted cash flow, but were partially offset by favorable changes in accounts payable, accrued expenses and customer advances.
Total debt as of June 30, 2021 was $37.59 billion, an increase of $422 million from year-end 2020. Debt related to Financial Products increased $1.80 billion, primarily due to an increase in commercial paper due to short term funding needs. Debt related to ME&T decreased $1.37 billion in the first six months of 2021 due to the repayment of maturing debt. In addition, during the first quarter of 2021, we issued $500 million of ten-year bonds at 1.9 percent and utilized the net proceeds to redeem all of our $500 million 2.6 percent notes due in 2022.
As of June 30, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2021 was $2.75 billion. Information on our Credit Facility is as follows:
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
At June 30, 2021, Caterpillar’s consolidated net worth was $16.93 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2021, Cat Financial’s covenant interest coverage ratio was 2.19 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2021, Cat Financial’s six-month covenant leverage ratio was 6.94 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2021, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2021 were:

	June 30, 2021
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,264	187	3,077
Total credit lines available	13,764	2,937	10,827
Less: Commercial paper outstanding	(2,863)	—	(2,863)
Less: Utilized credit	(639)	(4)	(635)
Available credit	$10,262	$2,933	$7,329

The other external consolidated credit lines with banks as of June 30, 2021 totaled $3.26 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in Accounts payable in the Consolidated Statement of Financial Position were $647 million and $533 million at June 30, 2021 and December 31, 2020, respectively. The amounts settled through the Programs and paid to participating financial institutions were $1.9 billion and $1.6 billion during the first six months of 2021 and 2020, respectively. We account for payments made under the Programs, the same as our other Accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Machinery, Energy & Transportation
Net cash provided by operating activities was $3.80 billion in the first six months of 2021, compared with $975 million for the same period in 2020. The increase was primarily due to higher profit adjusted for non-cash items, including higher accruals for short-term incentive compensation. In addition, lower payments for short-term incentive compensation as well as reduced working capital requirements favorably impacted operating cash flow during the first six months of 2021 compared with the same period last year. Within working capital, changes in accounts payable, accrued expenses and customer advances favorably impacted cash flow, but were partially offset by unfavorable changes in inventories and accounts receivable.
Net cash provided by investing activities in the first six months of 2021 was $85 million, compared with net cash provided of $91 million in the first six months of 2020. The change was primarily due to increased investment activity mostly offset by increased activity related to intercompany lending with Financial Products. In February 2021, we acquired the Oil & Gas division of the Weir Group PLC for $361 million, net of cash acquired.
Net cash used for financing activities during the first six months of 2021 was $2.67 billion, compared with net cash used of $281 million in the same period of 2020. The change was primarily due to the repayment of maturing debt and lower proceeds from debt issuances. These items were partially offset by lower share repurchases in the first six months of 2021 compared to the same period in 2020.
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
Operational excellence and commitments – Capital expenditures were $430 million during the first six months of 2021, compared to $464 million for the same period in 2020. We expect ME&T’s capital expenditures in 2021 to be about $1.0 billion to $1.2 billion. We made $160 million of contributions to our pension and other postretirement benefit plans during the first six months of 2021. We currently anticipate full-year 2021 contributions of approximately $310 million. In comparison, we made $170 million of contributions to our pension and other postretirement benefit plans during the first six months of 2020.
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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the second quarter of 2021, we resumed our share repurchase program under the 2018 Authorization. In the first six months of 2021, we repurchased $251 million of Caterpillar common stock, with $4.5 billion remaining under the 2018 Authorization as of June 30, 2021. Our basic shares outstanding as of June 30, 2021 were approximately 547 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2021, the Board of Directors approved an 8 percent increase in the quarterly dividend to $1.11 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.13 billion in the first six months of 2021.

Financial Products
Financial Products operating cash flow was $636 million in the first six months of 2021, compared with $653 million for the same period a year ago. Net cash used for investing activities was $839 million for the first six months of 2021, compared with net cash provided of $581 million for the same period in 2020. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $464 million for the first six months of 2021, compared with net cash used of $1.45 billion for the same period in 2020. The change was primarily due to higher portfolio funding requirements.

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

Order Backlog
At the end of the second quarter of 2021, the dollar amount of backlog believed to be firm was approximately $18.4 billion, about $1.5 billion higher than the first quarter of 2021. The order backlog increased across the three primary segments, with all segments increasing approximately the same amount. Of the total backlog at June 30, 2021, approximately $3.7 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs, which were incurred to generate longer-term benefits and (ii) remeasurement (gain) loss resulting from the settlement of pension obligations in 2020. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended June, 30, 2021 - U.S. GAAP	$1,789	13.9%	$1,870	$470	25.1%	$1,413	$2.56
Restructuring costs	25	0.2%	25	3	15.0%	22	$0.04
Three Months Ended June 30, 2021 - Adjusted	$1,814	14.1%	$1,895	$473	25.0%	$1,435	$2.60

Three Months Ended June, 30, 2020 - U.S. GAAP	$784	7.8%	$678	$227	33.5%	$458	$0.84
Restructuring costs	147	1.5%	147	15	10.2%	132	$0.24
Remeasurement losses of pension obligations	—	—%	122	21	17.2%	101	$0.19
Three Months Ended June 30, 2020 - Adjusted	$931	9.3%	$947	$263	27.8%	$691	$1.27

Six Months Ended June, 30, 2021 - U.S. GAAP	$3,603	14.5%	$3,867	$945	24.4%	$2,943	$5.33
Restructuring costs	89	0.4%	89	13	15.0%	76	$0.14
Six Months Ended June 30, 2021 - Adjusted	$3,692	14.9%	$3,956	$958	24.2%	$3,019	$5.47

Six Months Ended June, 30, 2020 - U.S. GAAP	$2,188	10.6%	$2,191	$652	29.8%	$1,550	$2.83
Restructuring costs	184	0.9%	184	22	12.0%	162	$0.30
Remeasurement losses of pension obligations	—	—%	(132)	(22)	16.8%	(110)	$(0.20)
Six Months Ended June 30, 2020 - Adjusted	$2,372	11.5%	$2,243	$652	29.1%	$1,602	$2.92

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30
	2021	2020
ME&T net cash provided by operating activities [1]	$3,799	$975
ME&T capital expenditures	$(430)	$(464)
ME&T free cash flow	$3,369	$511
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 76 - 77.

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

Pages 70 to 77 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,193	$12,193	$—	$—
Revenues of Financial Products	696	—	796	(100)	[1]
Total sales and revenues	12,889	12,193	796	(100)

Operating costs:
Cost of goods sold	8,881	8,884	—	(3)	[2]
Selling, general and administrative expenses	1,364	1,210	159	(5)	[2]
Research and development expenses	446	446	—	—
Interest expense of Financial Products	116	—	116	—
Other operating (income) expenses	293	—	307	(14)	[2]
Total operating costs	11,100	10,540	582	(22)

Operating profit	1,789	1,653	214	(78)

Interest expense excluding Financial Products	120	120	—	—
Other income (expense)	201	445	28	(272)	[3]

Consolidated profit before taxes	1,870	1,978	242	(350)

Provision (benefit) for income taxes	470	415	55	—
Profit of consolidated companies	1,400	1,563	187	(350)

Equity in profit (loss) of unconsolidated affiliated companies	14	17	—	(3)	[4]

Profit of consolidated and affiliated companies	1,414	1,580	187	(353)

Less: Profit (loss) attributable to noncontrolling interests	1	1	3	(3)	[5]

Profit [6]	$1,413	$1,579	$184	$(350)

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$23,384	$23,384	$—	$—
Revenues of Financial Products	1,392	—	1,584	(192)	[1]
Total sales and revenues	24,776	23,384	1,584	(192)

Operating costs:
Cost of goods sold	16,893	16,897	—	(4)	[2]
Selling, general and administrative expenses	2,603	2,324	283	(4)	[2]
Research and development expenses	820	820	—	—
Interest expense of Financial Products	241	—	241	—
Other operating (income) expenses	616	26	621	(31)	[2]
Total operating costs	21,173	20,067	1,145	(39)

Operating profit	3,603	3,317	439	(153)

Interest expense excluding Financial Products	262	262	—	—
Other income (expense)	526	676	47	(197)	[3]

Consolidated profit before taxes	3,867	3,731	486	(350)

Provision (benefit) for income taxes	945	827	118	—
Profit of consolidated companies	2,922	2,904	368	(350)

Equity in profit (loss) of unconsolidated affiliated companies	23	29	—	(6)	[4]

Profit of consolidated and affiliated companies	2,945	2,933	368	(356)

Less: Profit (loss) attributable to noncontrolling interests	2	2	6	(6)	[5]

Profit [6]	$2,943	$2,931	$362	$(350)

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$9,310	$9,310	$—	$—
Revenues of Financial Products	687	—	780	(93)	[1]
Total sales and revenues	9,997	9,310	780	(93)

Operating costs:
Cost of goods sold	7,113	7,114	—	(1)	[2]
Selling, general and administrative expenses	1,179	984	201	(6)	[2]
Research and development expenses	341	341	—	—
Interest expense of Financial Products	149	—	149	—
Other operating (income) expenses	431	122	320	(11)	[2]
Total operating costs	9,213	8,561	670	(18)

Operating profit	784	749	110	(75)

Interest expense excluding Financial Products	135	135	—	—
Other income (expense)	29	(57)	31	55	[3]

Consolidated profit before taxes	678	557	141	(20)

Provision (benefit) for income taxes	227	190	37	—
Profit of consolidated companies	451	367	104	(20)

Equity in profit (loss) of unconsolidated affiliated companies	8	13	—	(5)	[4]

Profit of consolidated and affiliated companies	459	380	104	(25)

Less: Profit (loss) attributable to noncontrolling interests	1	1	5	(5)	[5]

Profit [6]	$458	$379	$99	$(20)

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$19,224	$19,224	$—	$—
Revenues of Financial Products	1,408	—	1,610	(202)	[1]
Total sales and revenues	20,632	19,224	1,610	(202)

Operating costs:
Cost of goods sold	14,379	14,381	—	(2)	[2]
Selling, general and administrative expenses	2,300	1,924	383	(7)	[2]
Research and development expenses	697	697	—	—
Interest expense of Financial Products	324	—	325	(1)	[3]
Other operating (income) expenses	744	132	640	(28)	[2]
Total operating costs	18,444	17,134	1,348	(38)

Operating profit	2,188	2,090	262	(164)

Interest expense excluding Financial Products	248	247	—	1	[3]
Other income (expense)	251	122	(16)	145	[4]

Consolidated profit before taxes	2,191	1,965	246	(20)

Provision (benefit) for income taxes	652	587	65	—
Profit of consolidated companies	1,539	1,378	181	(20)

Equity in profit (loss) of unconsolidated affiliated companies	13	22	—	(9)	[5]

Profit of consolidated and affiliated companies	1,552	1,400	181	(29)

Less: Profit (loss) attributable to noncontrolling interests	2	2	9	(9)	[6]

Profit [7]	$1,550	$1,398	$172	$(20)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$10,831	$10,028	$803	$—
Receivables – trade and other	7,840	3,169	455	4,216	[1,2]
Receivables – finance	9,523	—	13,863	(4,340)	[2]
Prepaid expenses and other current assets	2,080	1,756	479	(155)	[3]
Inventories	12,672	12,672	—	—
Total current assets	42,946	27,625	15,600	(279)

Property, plant and equipment – net	12,014	8,035	3,979	—
Long-term receivables – trade and other	1,206	375	176	655	[1,2]
Long-term receivables – finance	12,590	—	13,273	(683)	[2]
Noncurrent deferred and refundable income taxes	1,455	1,980	103	(628)	[4]
Intangible assets	1,176	1,176	—	—
Goodwill	6,372	6,372	—	—
Other assets	3,938	3,250	1,899	(1,211)	[5]
Total assets	$81,697	$48,813	$35,030	$(2,146)

Liabilities
Current liabilities:
Short-term borrowings	$3,425	$4	$3,421	$—
Accounts payable	6,921	6,830	215	(124)	[6]
Accrued expenses	3,556	3,191	365	—
Accrued wages, salaries and employee benefits	1,759	1,719	40	—
Customer advances	1,157	1,157	—	—
Dividends payable	608	608	—	—
Other current liabilities	2,126	1,658	646	(178)	[4,7]
Long-term debt due within one year	7,956	50	7,906	—
Total current liabilities	27,508	15,217	12,593	(302)

Long-term debt due after one year	26,204	9,780	16,452	(28)	[8]
Liability for postemployment benefits	6,581	6,580	1	—
Other liabilities	4,524	3,851	1,374	(701)	[4]
Total liabilities	64,817	35,428	30,420	(1,031)
Commitments and contingencies
Shareholders’ equity
Common stock	6,293	6,293	919	(919)	[9]
Treasury stock	(25,240)	(25,240)	—	—
Profit employed in the business	36,934	32,846	4,077	11	[9]
Accumulated other comprehensive income (loss)	(1,154)	(563)	(591)	—
Noncontrolling interests	47	49	205	(207)	[9]
Total shareholders’ equity	16,880	13,385	4,610	(1,115)
Total liabilities and shareholders’ equity	$81,697	$48,813	$35,030	$(2,146)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,945	$2,933	$368	$(356)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,173	772	401	—
Provision (benefit) for deferred income taxes	68	111	(43)	—
Other	(20)	74	(169)	75	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(343)	(206)	11	(148)	[2,3]
Inventories	(1,179)	(1,180)	—	1	[2]
Accounts payable	893	871	2	20	[2]
Accrued expenses	22	93	(71)	—
Accrued wages, salaries and employee benefits	618	593	25	—
Customer advances	49	49	—	—
Other assets – net	(47)	(154)	15	92	[2]
Other liabilities – net	(133)	(157)	97	(73)	[2]
Net cash provided by (used for) operating activities	4,046	3,799	636	(389)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(419)	(417)	(7)	5	[2]
Expenditures for equipment leased to others	(681)	(13)	(670)	2	[2]
Proceeds from disposals of leased assets and property, plant and equipment	636	49	595	(8)	[2]
Additions to finance receivables	(6,203)	—	(6,680)	477	[3]
Collections of finance receivables	5,580	—	6,095	(515)	[3]
Net intercompany purchased receivables	—	—	(78)	78	[3]
Proceeds from sale of finance receivables	27	—	27	—
Net intercompany borrowings	—	1,000	2	(1,002)	[4]
Investments and acquisitions (net of cash acquired)	(398)	(398)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	28	28	—	—
Proceeds from sale of securities	276	35	241	—
Investments in securities	(500)	(225)	(275)	—
Other – net	(63)	26	(89)	—
Net cash provided by (used for) investing activities	(1,717)	85	(839)	(963)

Cash flow from financing activities:
Dividends paid	(1,126)	(1,126)	(350)	350	[5]
Common stock issued, including treasury shares reissued	123	123	—	—
Common shares repurchased	(251)	(251)	—	—
Net intercompany borrowings	—	(2)	(1,000)	1,002	[4]
Proceeds from debt issued (original maturities greater than three months)	4,906	494	4,412	—
Payments on debt (original maturities greater than three months)	(5,966)	(1,902)	(4,064)	—
Short-term borrowings – net (original maturities three months or less)	1,460	(6)	1,466	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	(856)	(2,672)	464	1,352
Effect of exchange rate changes on cash	3	(5)	8	—
Increase (decrease) in cash and short-term investments and restricted cash	1,476	1,207	269	—
Cash and short-term investments and restricted cash at beginning of period	9,366	8,822	544	—
Cash and short-term investments and restricted cash at end of period	$10,842	$10,029	$813	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,552	$1,400	$181	$(29)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,222	805	417	—
Net gain on remeasurement of pension obligations	(132)	(132)	—	—
Provision (benefit) for deferred income taxes	(32)	40	(72)	—
Other	674	338	145	191	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,176	539	(77)	714	[2,3]
Inventories	(145)	(137)	—	(8)	[2]
Accounts payable	(655)	(664)	(5)	14	[2]
Accrued expenses	(253)	(237)	(16)	—
Accrued wages, salaries and employee benefits	(648)	(614)	(34)	—
Customer advances	(2)	(2)	—	—
Other assets – net	(7)	30	30	(67)	[2]
Other liabilities – net	(229)	(391)	84	78	[2]
Net cash provided by (used for) operating activities	2,521	975	653	893

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(472)	(465)	(7)	—
Expenditures for equipment leased to others	(526)	1	(540)	13	[2]
Proceeds from disposals of leased assets and property, plant and equipment	382	104	283	(5)	[2]
Additions to finance receivables	(6,712)	—	(7,352)	640	[3]
Collections of finance receivables	6,801	—	7,442	(641)	[3]
Net intercompany purchased receivables	—	—	920	(920)	[3]
Proceeds from sale of finance receivables	31	—	31	—
Net intercompany borrowings	—	500	2	(502)	[4]
Investments and acquisitions (net of cash acquired)	(49)	(49)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	13	13	—	—
Proceeds from sale of securities	151	12	139	—
Investments in securities	(369)	(10)	(359)	—
Other – net	7	(15)	22	—
Net cash provided by (used for) investing activities	(743)	91	581	(1,415)

Cash flow from financing activities:
Dividends paid	(1,125)	(1,125)	(20)	20	[5]
Common stock issued, including treasury shares reissued	(10)	(10)	—	—
Common shares repurchased	(1,130)	(1,130)	—	—
Net intercompany borrowings	—	(2)	(500)	502	[4]
Proceeds from debt issued (original maturities greater than three months)	6,159	1,991	4,168	—
Payments on debt (original maturities greater than three months)	(4,629)	(12)	(4,617)	—
Short-term borrowings – net (original maturities three months or less)	(477)	8	(485)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(1,213)	(281)	(1,454)	522
Effect of exchange rate changes on cash	(66)	(54)	(12)	—
Increase (decrease) in cash and short-term investments and restricted cash	499	731	(232)	—
Cash and short-term investments and restricted cash at beginning of period	8,292	7,302	990	—
Cash and short-term investments and restricted cash at end of period	$8,791	$8,033	$758	$—

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

Changes in internal control over financial reporting

During the second quarter of 2021, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
April 1-30, 2021	—	$—	—	$4.767
May 1-31, 2021	—	$—	—	$4.767
June 1-30, 2021	1,161,955	$216.01	1,161,955	$4.516
Total	1,161,955	$216.01	1,161,955

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of June 30, 2021, approximately $4.5 billion remained available under the 2018 Authorization.

2 In June of 2021, we repurchased 1.2 million shares for an aggregate of $251 million in open market transactions at an average price per share of $216.01.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2021, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate. During the second quarter of 2021, approximately 65,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the second quarter ended June 30, 2021, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

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

CATERPILLAR INC.

August 4, 2021	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

August 4, 2021	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 4, 2021	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

August 4, 2021	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel