Form 10-Q
period 2021-09-30
CATERPILLAR INC
filed 2021-11-03
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

At September 30, 2021, 540,941,600 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2021	2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,707	$9,228
Revenues of Financial Products	690	653
Total sales and revenues	12,397	9,881

Operating costs:
Cost of goods sold	8,617	6,919
Selling, general and administrative expenses	1,340	1,126
Research and development expenses	427	344
Interest expense of Financial Products	111	137
Other operating (income) expenses	238	370
Total operating costs	10,733	8,896

Operating profit	1,664	985

Interest expense excluding Financial Products	114	136
Other income (expense)	225	14

Consolidated profit before taxes	1,775	863

Provision (benefit) for income taxes	368	187
Profit of consolidated companies	1,407	676

Equity in profit (loss) of unconsolidated affiliated companies	21	(5)

Profit of consolidated and affiliated companies	1,428	671

Less: Profit (loss) attributable to noncontrolling interests	2	3

Profit [1]	$1,426	$668

Profit per common share	$2.62	$1.23

Profit per common share – diluted [2]	$2.60	$1.22

Weighted-average common shares outstanding (millions)
– Basic	544.0	542.3
– Diluted [2]	547.6	546.4

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2021	2020

Profit of consolidated and affiliated companies	$1,428	$671
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(242)	291
Pension and other postretirement benefits:	(8)	(8)
Derivative financial instruments:	(31)	76
Available-for-sale securities:	(5)	8

Total other comprehensive income (loss), net of tax	(286)	367
Comprehensive income	1,142	1,038
Less: comprehensive income attributable to the noncontrolling interests	2	3
Comprehensive income attributable to shareholders	$1,140	$1,035

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2021	2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$35,091	$28,452
Revenues of Financial Products	2,082	2,061
Total sales and revenues	37,173	30,513

Operating costs:
Cost of goods sold	25,510	21,298
Selling, general and administrative expenses	3,943	3,426
Research and development expenses	1,247	1,041
Interest expense of Financial Products	352	461
Other operating (income) expenses	854	1,114
Total operating costs	31,906	27,340

Operating profit	5,267	3,173

Interest expense excluding Financial Products	376	384
Other income (expense)	751	265

Consolidated profit before taxes	5,642	3,054

Provision (benefit) for income taxes	1,313	839
Profit of consolidated companies	4,329	2,215

Equity in profit (loss) of unconsolidated affiliated companies	44	8

Profit of consolidated and affiliated companies	4,373	2,223

Less: Profit (loss) attributable to noncontrolling interests	4	5

Profit [1]	$4,369	$2,218

Profit per common share	$8.00	$4.08

Profit per common share – diluted [2]	$7.94	$4.05

Weighted-average common shares outstanding (millions)
– Basic	545.8	543.9
– Diluted [2]	550.2	547.8

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2021	2020

Profit of consolidated and affiliated companies	$4,373	$2,223
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(490)	106
Pension and other postretirement benefits:	(23)	(20)
Derivative financial instruments:	(19)	4
Available-for-sale securities:	(20)	29

Total other comprehensive income (loss), net of tax	(552)	119
Comprehensive income	3,821	2,342
Less: comprehensive income attributable to the noncontrolling interests	4	5
Comprehensive income attributable to shareholders	$3,817	$2,337

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,446	$9,352
Receivables – trade and other	7,647	7,317
Receivables – finance	8,919	9,463
Prepaid expenses and other current assets	2,215	1,930
Inventories	13,666	11,402
Total current assets	41,893	39,464

Property, plant and equipment – net	11,904	12,401
Long-term receivables – trade and other	1,273	1,185
Long-term receivables – finance	12,605	12,222
Noncurrent deferred and refundable income taxes	1,744	1,523
Intangible assets	1,121	1,308
Goodwill	6,353	6,394
Other assets	3,891	3,827
Total assets	$80,784	$78,324

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$10
Financial Products	3,247	2,005
Accounts payable	7,218	6,128
Accrued expenses	3,579	3,642
Accrued wages, salaries and employee benefits	2,075	1,096
Customer advances	1,155	1,108
Dividends payable	—	562
Other current liabilities	2,319	2,017
Long-term debt due within one year:
Machinery, Energy & Transportation	48	1,420
Financial Products	6,335	7,729
Total current liabilities	25,976	25,717

Long-term debt due after one year:
Machinery, Energy & Transportation	9,759	9,749
Financial Products	17,395	16,250
Liability for postemployment benefits	6,395	6,872
Other liabilities	4,564	4,358
Total liabilities	64,089	62,946
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/21 and 12/31/20 – 814,894,624) at paid-in amount	6,352	6,230
Treasury stock (9/30/21 – 273,953,024 shares; 12/31/20 – 269,590,777 shares) at cost	(26,608)	(25,178)
Profit employed in the business	38,361	35,167
Accumulated other comprehensive income (loss)	(1,440)	(888)
Noncontrolling interests	30	47
Total shareholders’ equity	16,695	15,378
Total liabilities and shareholders’ equity	$80,784	$78,324

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2020
Balance at June 30, 2020	$6,120	$(25,412)	$34,841	$(1,815)	$43	$13,777
Profit of consolidated and affiliated companies	—	—	668	—	3	671
Foreign currency translation, net of tax	—	—	—	291	—	291
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	76	—	76
Available-for-sale securities, net of tax	—	—	—	8	—	8
Common shares issued from treasury stock for stock-based compensation: 1,751,708	23	97	—	—	—	120
Stock-based compensation expense	55	—	—	—	—	55
Other	6	—	(1)	—	(1)	4
Balance at September 30, 2020	$6,204	$(25,315)	$35,508	$(1,448)	$45	$14,994

Three Months Ended September 30, 2021
Balance at June 30, 2021	$6,293	$(25,240)	$36,934	$(1,154)	$47	$16,880
Profit of consolidated and affiliated companies	—	—	1,426	—	2	1,428
Foreign currency translation, net of tax	—	—	—	(242)	—	(242)
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(31)	—	(31)
Available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Change in ownership from noncontrolling interests	—	—	—	—	(16)	(16)
Dividends declared	—	—	1	—	—	1
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 80,571	(5)	4	—	—	—	(1)
Stock-based compensation expense	58	—	—	—	—	58
Common shares repurchased: 6,610,438[1]	—	(1,371)	—	—	—	(1,371)
Other	6	(1)	—	—	(1)	4
Balance at September 30, 2021	$6,352	$(26,608)	$38,361	$(1,440)	$30	$16,695

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	5,935	(24,217)	34,412	(1,567)	41	14,604
Profit of consolidated and affiliated companies	—	—	2,218	—	5	2,223
Foreign currency translation, net of tax	—	—	—	106	—	106
Pension and other postretirement benefits, net of tax	—	—	—	(20)	—	(20)
Derivative financial instruments, net of tax	—	—	—	4	—	4
Available-for-sale securities, net of tax	—	—	—	29	—	29
Dividends declared [1]	—	—	(1,121)	—	—	(1,121)
Common shares issued from treasury stock for stock-based compensation: 3,271,679	(43)	153	—	—	—	110
Stock-based compensation expense	169	—	—	—	—	169
Common shares repurchased: 10,096,006 [2]	—	(1,250)	—	—	—	(1,250)
Other	143	(1)	(1)	—	(1)	140
Balance at September 30, 2020	$6,204	$(25,315)	$35,508	$(1,448)	$45	$14,994

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit of consolidated and affiliated companies	—	—	4,369	—	4	4,373
Foreign currency translation, net of tax	—	—	—	(490)	—	(490)
Pension and other postretirement benefits, net of tax	—	—	—	(23)	—	(23)
Derivative financial instruments, net of tax	—	—	—	(19)	—	(19)
Available-for-sale securities, net of tax	—	—	—	(20)	—	(20)
Change in ownership from noncontrolling interests	—	—	—	—	(16)	(16)
Dividends declared [1]	—	—	(1,175)	—	—	(1,175)
Distribution to noncontrolling interests	—	—	—	—	(4)	(4)
Common shares issued from treasury stock for stock-based compensation: 3,410,146	(70)	192	—	—	—	122
Stock-based compensation expense	169	—	—	—	—	169
Common shares repurchased: 7,772,393 [2]	—	(1,622)	—	—	—	(1,622)
Other	23	—	—	—	(1)	22
Balance at September 30, 2021	$6,352	$(26,608)	$38,361	$(1,440)	$30	$16,695

1 Dividends per share of common stock of $2.14 and $2.06 were declared in the nine months ended September 30, 2021 and 2020, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2021	2020
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,373	$2,223
Adjustments for non-cash items:
Depreciation and amortization	1,766	1,815
Net gain on remeasurement of pension obligations	—	(55)
Provision (benefit) for deferred income taxes	(321)	(38)
Other	102	919
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(326)	1,473
Inventories	(2,195)	(139)
Accounts payable	1,232	(596)
Accrued expenses	46	(286)
Accrued wages, salaries and employee benefits	934	(547)
Customer advances	39	13
Other assets – net	138	(15)
Other liabilities – net	(2)	(512)
Net cash provided by (used for) operating activities	5,786	4,255

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(673)	(686)
Expenditures for equipment leased to others	(1,014)	(805)
Proceeds from disposals of leased assets and property, plant and equipment	877	550
Additions to finance receivables	(9,603)	(9,278)
Collections of finance receivables	9,221	9,656
Proceeds from sale of finance receivables	44	37
Investments and acquisitions (net of cash acquired)	(449)	(93)
Proceeds from sale of businesses and investments (net of cash sold)	23	13
Proceeds from sale of securities	424	239
Investments in securities	(934)	(512)
Other – net	(8)	(80)
Net cash provided by (used for) investing activities	(2,092)	(959)

Cash flow from financing activities:
Dividends paid	(1,733)	(1,683)
Common stock issued, including treasury shares reissued	122	110
Common shares repurchased	(1,622)	(1,130)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	494	1,991
Financial Products	6,437	7,427
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(1,910)	(18)
Financial Products	(6,710)	(6,771)
Short-term borrowings – net (original maturities three months or less)	1,324	(2,138)
Other – net	(4)	(1)
Net cash provided by (used for) financing activities	(3,602)	(2,213)
Effect of exchange rate changes on cash	(9)	(56)
Increase (decrease) in cash, cash equivalents and restricted cash	83	1,027
Cash, cash equivalents and restricted cash at beginning of period	9,366	8,292
Cash, cash equivalents and restricted cash at end of period	$9,449	$9,319

 Cash equivalents primarily represent short-term, highly liquid investments with original maturities of generally three months or less.

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2021 and 2020, (c) the consolidated financial position at September 30, 2021 and December 31, 2020, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020 and (e) the consolidated cash flow for the nine months ended September 30, 2021 and 2020.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Cat Financial has end-user customers that are variable interest entities (VIEs) of which we are not the primary beneficiary. Although we have provided financial support to these entities and therefore have a variable interest, we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks were evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses. See Note 11 for further discussions on a consolidated VIE.

2.                                   New accounting guidance

A. Adoption of new accounting standards

Reference rate reform (Accounting Standards Update (ASU) 2020-04) – In March 2020, the Financial Accounting Standards Board (FASB) issued accounting guidance to ease the potential burden in accounting for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur between March 12, 2020 through December 31, 2022. In January 2021, we elected to adopt optional expedients impacting our derivative instruments. In addition, in October 2021, we elected to adopt optional expedients for contract modifications. The adoption of the optional expedients will not have a material impact on our financial statements.

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

3.     Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Short-term trade receivables from dealers and end users were $6,476 million, $6,310 million and $7,648 million as of September 30, 2021, December 31, 2020 and December 31, 2019, respectively. We recognize short-term trade receivables from dealers and end users in Receivables – trade and other in the Consolidated Statement of Financial Position. Long-term trade receivables from dealers and end users were $667 million, $657 million and $693 million as of September 30, 2021, December 31, 2020 and December 31, 2019, respectively. We recognize long-term trade receivables from dealers and end users in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,577 million, $1,526 million and $1,654 million as of September 30, 2021, December 31, 2020 and December 31, 2019, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2021, we recognized $121 million and $795 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021. During the three and nine months ended September 30, 2020, we recognized $144 million and $843 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2020.

As of September 30, 2021, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $5.8 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following September 30, 2021. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $58 million and $169 million for the three and nine months ended September 30, 2021, respectively, and $55 million and $169 million for the three and nine months ended September 30, 2020, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,084,821	$56.30	$219.76	1,913,888	$25.98	$127.60
RSUs	448,311	$219.76	$219.76	705,287	$127.60	$127.60
PRSUs	266,894	$219.76	$219.76	371,641	$127.60	$127.60

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2021 and 2020, respectively:

	Grant Year
	2021	2020
Weighted-average dividend yield	2.60%	2.47%
Weighted-average volatility	32.9%	25.7%
Range of volatilities	29.2% - 45.8%	24.5% - 29.7%
Range of risk-free interest rates	0.06% - 1.41%	1.21% - 1.39%
Weighted-average expected lives	8 years	8 years

As of September 30, 2021, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $175 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of September 30, 2021, the maximum term of these outstanding contracts was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2021	December 31, 2020
Designated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$44	$74
Machinery, Energy & Transportation	Long-term receivables – trade and other	33	71
Machinery, Energy & Transportation	Accrued expenses	(23)	(36)
Machinery, Energy & Transportation	Other liabilities	(7)	(1)
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	115	1
Financial Products	Accrued expenses	(21)	(148)
Interest rate contracts
Machinery, Energy & Transportation	Long-term receivables – trade and other	—	4
Financial Products	Receivables – trade and other	8	2
Financial Products	Long-term receivables – trade and other	27	57
Financial Products	Accrued expenses	(8)	(5)
		$168	$20
Undesignated derivatives
Foreign exchange contracts
Machinery, Energy & Transportation	Receivables – trade and other	$13	$10
Machinery, Energy & Transportation	Long-term receivables – trade and other	1	—
Machinery, Energy & Transportation	Accrued expenses	(10)	(1)
Financial Products	Receivables – trade and other	54	17
Financial Products	Long-term receivables – trade and other	6	7
Financial Products	Accrued expenses	(12)	(107)
Commodity contracts
Machinery, Energy & Transportation	Receivables – trade and other	29	35
Machinery, Energy & Transportation	Long-term receivables – trade and other	2	2
Machinery, Energy & Transportation	Accrued expenses	(23)	—
Machinery, Energy & Transportation	Other liabilities	(1)	—
		$59	$(37)

The total notional amounts of the derivative instruments were as follows:

(Millions of dollars)	September 30, 2021	December 31, 2020

Machinery, Energy & Transportation	$4,742	$3,553
Financial Products	$11,069	$11,260

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

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

Cash Flow Hedges
	Three Months Ended September 30, 2021
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(47)	Sales of Machinery, Energy & Transportation	$2	$11,707
		Cost of goods sold	4	8,617
Financial Products	89	Interest expense of Financial Products	(3)	111
		Other income (expense)	87	225
Interest rate contracts
Financial Products	3	Interest expense of Financial Products	(5)	111
	$45		$85

	Three Months Ended September 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$66	Sales of Machinery, Energy & Transportation	$(6)	$9,228
		Cost of goods sold	(15)	6,919
Financial Products	(64)	Interest expense of Financial Products	8	137
		Other income (expense)	(63)	14
Interest rate contracts
Machinery, Energy & Transportation	2	Interest expense excluding Financial Products	(1)	136
Financial Products	1	Interest expense of Financial Products	(16)	137
	$5		$(93)

Cash Flow Hedges
	Nine Months Ended September 30, 2021
		Recognized in Earnings
(Millions of dollars)	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(40)	Sales of Machinery, Energy & Transportation	$(21)	$35,091
		Cost of goods sold	42	25,510
Financial Products	170	Interest expense of Financial Products	(1)	352
		Other income (expense)	167	751
Interest rate contracts
Machinery, Energy & Transportation	7	Interest expense excluding Financial Products	(2)	376
Financial Products	4	Interest expense of Financial Products	(21)	352
	$141		$164

	Nine Months Ended September 30, 2020
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI	Amount of the line items in the Consolidated Statement of Results of Operations
Foreign exchange contracts
Machinery, Energy & Transportation	$(58)	Sales of Machinery, Energy & Transportation	$10	$28,452
		Cost of goods sold	(58)	21,298
Financial Products	2	Interest expense of Financial Products	28	461
		Other income (expense)	(35)	265
Interest rate contracts
Machinery, Energy & Transportation	(14)	Interest expense excluding Financial Products	(3)	384
Financial Products	(23)	Interest expense of Financial Products	(40)	461
	$(93)		$(98)

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations was as follows:

(Millions of dollars)	Classification of Gains (Losses)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$2	$8
Financial Products	Other income (expense)	44	(73)
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	(30)	6
		$16	$(59)

	Classification of Gains (Losses)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Foreign exchange contracts
Machinery, Energy & Transportation	Other income (expense)	$5	$21
Financial Products	Other income (expense)	72	12
Commodity contracts
Machinery, Energy & Transportation	Other income (expense)	35	(25)
		$112	$8

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of September 30, 2021 and December 31, 2020, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

September 30, 2021				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$122	$—	$122	$(53)	$—	$69
Financial Products	210	—	210	(39)	—	171
Total	$332	$—	$332	$(92)	$—	$240

September 30, 2021				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(64)	$—	$(64)	$53	$—	$(11)
Financial Products	(41)	—	(41)	39	—	(2)
Total	$(105)	$—	$(105)	$92	$—	$(13)

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery, Energy & Transportation	$196	$—	$196	$(38)	$—	$158
Financial Products	85	—	85	(57)	—	28
Total	$281	$—	$281	$(95)	$—	$186

December 31, 2020				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery, Energy & Transportation	$(38)	$—	$(38)	$38	$—	$—
Financial Products	(260)	—	(260)	57	—	(203)
Total	$(298)	$—	$(298)	$95	$—	$(203)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2021	December 31, 2020
Raw materials	$5,144	$4,021
Work-in-process	1,522	1,052
Finished goods	6,707	6,054
Supplies	293	275
Total inventories	$13,666	$11,402

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		September 30, 2021
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,436	$(1,682)	$754
Intellectual property	12	1,473	(1,160)	313
Other	15	157	(103)	54
Total finite-lived intangible assets	14	$4,066	$(2,945)	$1,121

		December 31, 2020
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,493	$(1,600)	$893
Intellectual property	12	1,439	(1,073)	366
Other	14	164	(115)	49
Total finite-lived intangible assets	14	$4,096	$(2,788)	$1,308

Amortization expense for the three and nine months ended September 30, 2021 was $75 million and $228 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $78 million and $236 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2021	2022	2023	2024	2025	Thereafter
$74	$287	$228	$170	$160	$202

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2021 or 2020.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021 were as follows:

(Millions of dollars)	December 31, 2020	Acquisitions [1]	Other Adjustments [2]	September 30, 2021
Construction Industries
Goodwill	$320	$4	$(17)	$307
Impairments	(22)	—	—	(22)
Net goodwill	298	4	(17)	285
Resource Industries
Goodwill	4,253	22	(62)	4,213
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,078	22	(62)	3,038
Energy & Transportation
Goodwill	2,959	51	(35)	2,975
All Other [3]
Goodwill	59	—	(4)	55
Consolidated total
Goodwill	7,591	77	(118)	7,550
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,394	$77	$(118)	$6,353

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

We classify debt securities primarily as available-for-sale. We include the unrealized gains and losses arising from the revaluation of available-for-sale debt securities, net of applicable deferred income taxes, in equity (AOCI in the Consolidated Statement of Financial Position). We include the unrealized gains and losses arising from the revaluation of the equity securities in Other income (expense) in the Consolidated Statement of Results of Operations. We generally determine realized gains and losses on sales of investments using the specific identification method for available-for-sale debt and equity securities and include them in Other income (expense) in the Consolidated Statement of Results of Operations.

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	September 30, 2021			December 31, 2020
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	57	—	57	58	1	59

Corporate bonds
Corporate bonds	1,004	31	1,035	962	50	1,012
Asset-backed securities	146	2	148	156	3	159

Mortgage-backed debt securities
U.S. governmental agency	340	9	349	362	12	374
Residential	4	—	4	5	—	5
Commercial	97	3	100	60	4	64
Total available-for-sale debt securities	$1,658	$45	$1,703	$1,613	$70	$1,683

Available-for-sale debt securities in an unrealized loss position:

	September 30, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$215	$2	$6	$—	$221	$2
Total	$215	$2	$6	$—	$221	$2

	December 31, 2020
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$13	$—	$4	$—	$17	$—
Total	$13	$—	$4	$—	$17	$—

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds The unrealized losses on our investments in corporate bonds relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2021.

The cost basis and fair value of available-for-sale debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2021
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$154	$156
Due after one year through five years	730	753
Due after five years through ten years	271	278
Due after ten years	62	63
U.S. governmental agency mortgage-backed securities	340	349
Residential mortgage-backed securities	4	4
Commercial mortgage-backed securities	97	100
Total debt securities – available-for-sale	$1,658	$1,703

Sales of available-for-sale debt securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2021	2020	2021	2020
Proceeds from the sale of available-for-sale securities	$97	$74	$322	$197
Gross gains from the sale of available-for-sale securities	1	—	3	1
Gross losses from the sale of available-for-sale securities	—	—	—	1

In addition, we had $543 million of investments in time deposits classified as held-to-maturity debt securities as of September 30, 2021. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We did not have any investments classified as held-to-maturity debt securities as of December 31, 2020. We record held-to-maturity debt securities at amortized cost, which approximates fair value. We did not have any unrealized gains or losses on these securities as of September 30, 2021 and December 31, 2020.
For the three months ended September 30, 2021 and 2020, the net unrealized gains (losses) for equity securities held at September 30, 2021 and 2020 were $46 million and $9 million, respectively. For the nine months ended September 30, 2021 and 2020, the net unrealized gains (losses) for equity securities held at September 30, 2021 and 2020 were $65 million and $(1) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	September 30		September 30		September 30
	2021	2020	2021	2020	2021	2020
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$15	$13	$25	$24
Interest cost	82	120	16	17	16	26
Expected return on plan assets	(180)	(197)	(33)	(34)	(1)	(4)
Amortization of prior service cost (credit)	—	—	—	—	(11)	(9)
(Gain) loss on remeasurement of pension obligations [1]	—	(2)	—	79	—	—
Curtailments, settlements and termination benefits [1]	—	—	—	4	—	—
Net periodic benefit cost (benefit) [2]	$(98)	$(79)	$(2)	$79	$29	$37

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$44	$41	$75	$71
Interest cost	247	362	43	57	48	79
Expected return on plan assets	(538)	(593)	(98)	(107)	(4)	(10)
Amortization of prior service cost (credit)	—	—	—	—	(31)	(28)
(Gain) loss on remeasurement of pension obligations [1]	—	—	—	(55)	—	—
Curtailments, settlements and termination benefits [1]	—	—	—	25	—	—
Net periodic benefit cost (benefit) [2]	$(291)	$(231)	$(11)	$(39)	$88	$112

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

We made $69 million and $229 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2021, respectively. We currently anticipate full-year 2021 contributions of approximately $310 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2021	2020	2021	2020
U.S. Plans	$81	$103	$321	$248
Non-U.S. Plans	29	22	83	65
	$110	$125	$404	$313

The increase in the U.S. defined contribution benefit costs for the nine months ended September 30, 2021 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Finance lease revenue	$120	$125	$369	$369
Operating lease revenue	275	249	850	837
Total	$395	$374	$1,219	$1,206

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At both September 30, 2021 and December 31, 2020, the related recorded liability was $5 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	September 30, 2021	December 31, 2020
Caterpillar dealer performance guarantees	$908	$993
Supplier consortium performance guarantee	247	258
Other guarantees	248	234
Total guarantees	$1,403	$1,485

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2021 and December 31, 2020, the SPC’s assets of $899 million and $1,026 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $899 million and $1,025 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

	First Nine Months
(Millions of dollars)	2021	2020
Warranty liability, beginning of period	$1,612	$1,541
Reduction in liability (payments)	(638)	(652)
Increase in liability (new warranties)	716	678
Warranty liability, end of period	$1,690	$1,567

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2021	2020	2021	2020
Profit for the period (A) [1]	$1,426	$668	$4,369	$2,218
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	544.0	542.3	545.8	543.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.6	4.1	4.4	3.9
Average common shares outstanding for fully diluted computation (C) [2]	547.6	546.4	550.2	547.8
Profit per share of common stock:
Assuming no dilution (A/B)	$2.62	$1.23	$8.00	$4.08
Assuming full dilution (A/C) [2]	$2.60	$1.22	$7.94	$4.05
Shares outstanding as of September 30 (in millions)			540.9	543.3

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and nine months ended September 30, 2021 and 2020, we excluded 1.1 million and 4.8 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of September 30, 2021, approximately $3.1 billion remained available under the 2018 Authorization.

For the three and nine months ended September 30, 2021, we repurchased 6.6 million and 7.8 million shares of Caterpillar common stock, at an aggregate cost of $1.4 billion and $1.6 billion, respectively. For the three months ended September 30, 2020, we did not repurchase any shares of Caterpillar common stock. For the nine months ended September 30, 2020, we repurchased 10.1 million shares of Caterpillar common stock at an aggregate cost of $1.3 billion. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2021	2020	2021	2020
Foreign currency translation:
Beginning balance	$(1,158)	$(1,672)	$(910)	$(1,487)
Gains (losses) on foreign currency translation	(230)	270	(461)	64
Less: Tax provision /(benefit)	12	(21)	29	(20)
Net gains (losses) on foreign currency translation	(242)	291	(490)	84
(Gains) losses reclassified to earnings	—	—	—	22
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	22
Other comprehensive income (loss), net of tax	(242)	291	(490)	106
Ending balance	$(1,400)	$(1,381)	$(1,400)	$(1,381)

Pension and other postretirement benefits
Beginning balance	$(47)	$(15)	$(32)	$(3)
Current year prior service credit (cost)	—	(2)	—	—
Less: Tax provision /(benefit)	—	(1)	—	(1)
Net current year prior service credit (cost)	—	(1)	—	1
Amortization of prior service (credit) cost	(11)	(9)	(31)	(28)
Less: Tax provision /(benefit)	(3)	(2)	(8)	(7)
Net amortization of prior service (credit) cost	(8)	(7)	(23)	(21)
Other comprehensive income (loss), net of tax	(8)	(8)	(23)	(20)
Ending balance	$(55)	$(23)	$(55)	$(23)
Derivative financial instruments
Beginning balance	$12	$(169)	$—	$(97)
Gains (losses) deferred	45	5	141	(93)
Less: Tax provision /(benefit)	3	2	22	(21)
Net gains (losses) deferred	42	3	119	(72)
(Gains) losses reclassified to earnings	(85)	93	(164)	98
Less: Tax provision /(benefit)	(12)	20	(26)	22
Net (gains) losses reclassified to earnings	(73)	73	(138)	76
Other comprehensive income (loss), net of tax	(31)	76	(19)	4
Ending balance	$(19)	$(93)	$(19)	$(93)

Available-for-sale securities
Beginning balance	$39	$41	$54	$20
Gains (losses) deferred	(4)	8	(22)	38
Less: Tax provision /(benefit)	—	—	(4)	9
Net gains (losses) deferred	(4)	8	(18)	29
(Gains) losses reclassified to earnings	(1)	—	(3)	—
Less: Tax provision /(benefit)	—	—	(1)	—
Net (gains) losses reclassified to earnings	(1)	—	(2)	—
Other comprehensive income (loss), net of tax	(5)	8	(20)	29
Ending balance	$34	$49	$34	$49

Total AOCI Ending Balance at September 30	$(1,440)	$(1,448)	$(1,440)	$(1,448)

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

15.                              Income taxes

The provision for income taxes for the nine months ended September 30, 2021 reflected an estimated annual tax rate of 25 percent, compared with 31 percent for the nine months ended September 30, 2020, excluding the discrete items discussed in the following paragraph. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.

In addition, we recorded a discrete tax benefit of $61 million for the nine months ended September 30, 2021, compared with $21 million for the nine months ended September 30, 2020, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The company also recorded a discrete tax benefit of $36 million to reflect changes in estimates related to prior year U.S. taxes for the nine months ended September 30, 2021 compared to $80 million for the nine months ended September 30, 2020. Finally, we recorded a $10 million tax charge related to the $55 million of remeasurement net gain resulting from the settlements of pension obligations for the nine months ended September 30, 2020.

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
For the three and nine months ended September 30, 2021 and 2020, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2021
Construction Industries	$2,417	$528	$1,240	$1,076	$5,261		$(6)	$5,255
Resource Industries	674	417	456	744	2,291		115	2,406
Energy & Transportation	1,924	329	1,144	744	4,141		936	5,077
Financial Products Segment	478	68	105	111	762	[1]	—	762
Total sales and revenues from reportable segments	5,493	1,342	2,945	2,675	12,455		1,045	13,500
All Other operating segment	18	—	3	14	35		84	119
Corporate Items and Eliminations	(56)	(13)	(9)	(15)	(93)		(1,129)	(1,222)
Total Sales and Revenues	$5,455	$1,329	$2,939	$2,674	$12,397		$—	$12,397

Three Months Ended September 30, 2020
Construction Industries	$1,781	$230	$796	$1,241	$4,048		$8	$4,056
Resource Industries	487	269	384	564	1,704		112	1,816
Energy & Transportation	1,584	221	1,113	557	3,475		686	4,161
Financial Products Segment	448	63	100	113	724	[1]	—	724
Total sales and revenues from reportable segments	4,300	783	2,393	2,475	9,951		806	10,757
All Other operating segment	10	1	1	13	25		81	106
Corporate Items and Eliminations	(59)	(12)	(10)	(14)	(95)		(887)	(982)
Total Sales and Revenues	$4,251	$772	$2,384	$2,474	$9,881		$—	$9,881

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $87 million and $81 million in the three months ended September 30, 2021 and 2020, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2021
Construction Industries	$7,041	$1,350	$3,612	$4,302	$16,305		$65	$16,370
Resource Industries	2,130	1,309	1,455	1,965	6,859		342	7,201
Energy & Transportation	5,698	835	3,433	1,953	11,919		2,640	14,559
Financial Products Segment	1,442	195	301	359	2,297	[1]	—	2,297
Total sales and revenues from reportable segments	16,311	3,689	8,801	8,579	37,380		3,047	40,427
All Other operating segment	42	1	10	54	107		270	377
Corporate Items and Eliminations	(188)	(36)	(27)	(63)	(314)		(3,317)	(3,631)
Total Sales and Revenues	$16,165	$3,654	$8,784	$8,570	$37,173		$—	$37,173

Nine Months Ended September 30, 2020
Construction Industries	$5,470	$707	$2,618	$3,597	$12,392		$18	$12,410
Resource Industries	1,690	859	1,158	1,686	5,393		333	5,726
Energy & Transportation	5,138	667	3,095	1,734	10,634		2,025	12,659
Financial Products Segment	1,466	193	298	344	2,301	[1]	—	2,301
Total sales and revenues from reportable segments	13,764	2,426	7,169	7,361	30,720		2,376	33,096
All Other operating segment	22	4	17	38	81		249	330
Corporate Items and Eliminations	(169)	(36)	(32)	(51)	(288)		(2,625)	(2,913)
Total Sales and Revenues	$13,617	$2,394	$7,154	$7,348	$30,513		$—	$30,513

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $263 million and $274 million in the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021 and 2020, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2021	2020	2021	2020
Oil and gas	$1,088	$734	$3,140	$2,622
Power generation	1,010	1,034	3,025	2,783
Industrial	948	730	2,660	2,209
Transportation	1,095	977	3,094	3,020
Energy & Transportation External Sales	$4,141	$3,475	$11,919	$10,634

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Profit from reportable segments:
Construction Industries	$859	$585	$2,918	$1,743
Resource Industries	297	167	986	623
Energy & Transportation	696	492	2,093	1,718
Financial Products Segment	173	142	660	395
Total profit from reportable segments	2,025	1,386	6,657	4,479
Profit from All Other operating segment	5	27	(2)	31
Cost centers	19	9	51	18
Corporate costs	(189)	(122)	(576)	(409)
Timing	(40)	(39)	(230)	(90)
Restructuring costs	(35)	(87)	(124)	(211)
Methodology differences:
Inventory/cost of sales	73	(7)	80	(25)
Postretirement benefit expense	116	(32)	270	253
Stock-based compensation expense	(58)	(55)	(169)	(169)
Financing costs	(103)	(125)	(342)	(324)
Currency	19	(22)	255	(230)
Other income/expense methodology differences	(80)	(72)	(201)	(244)
Other methodology differences	23	2	(27)	(25)
Total consolidated profit before taxes	$1,775	$863	$5,642	$3,054

Reconciliation of Assets:

(Millions of dollars)	September 30, 2021	December 31, 2020
Assets from reportable segments:
Construction Industries	$4,592	$4,259
Resource Industries	5,985	6,035
Energy & Transportation	9,305	8,582
Financial Products Segment	34,182	34,278
Total assets from reportable segments	54,064	53,154
Assets from All Other operating segment	1,622	1,717
Items not included in segment assets:
Cash and cash equivalents	8,554	8,822
Deferred income taxes	1,639	1,413
Goodwill and intangible assets	4,894	4,847
Property, plant and equipment – net and other assets	3,208	2,833
Inventory methodology differences	(2,648)	(2,536)
Liabilities included in segment assets	9,810	8,466
Other	(359)	(392)
Total assets	$80,784	$78,324

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Depreciation and amortization from reportable segments:
Construction Industries	$60	$61	$178	$183
Resource Industries	101	105	301	312
Energy & Transportation	144	147	428	442
Financial Products Segment	195	174	582	577
Total depreciation and amortization from reportable segments	500	487	1,489	1,514
Items not included in segment depreciation and amortization:
All Other operating segment	59	71	181	196
Cost centers	24	31	74	96
Other	10	4	22	9
Total depreciation and amortization	$593	$593	$1,766	$1,815

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Capital expenditures from reportable segments:
Construction Industries	$56	$37	$120	$85
Resource Industries	44	10	101	63
Energy & Transportation	115	100	339	331
Financial Products Segment	311	280	900	783
Total capital expenditures from reportable segments	526	427	1,460	1,262
Items not included in segment capital expenditures:
All Other operating segment	59	46	106	84
Cost centers	15	8	34	23
Timing	(13)	1	96	147
Other	—	11	(9)	(25)
Total capital expenditures	$587	$493	$1,687	$1,491

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of September 30, 2021.

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

During the three and nine months ended September 30, 2021, Cat Financial's forecasts for the markets in which it operates reflected a general improvement in economic conditions, which had deteriorated due to the COVID-19 pandemic, resulting from a growing economy, improved unemployment rates and a decrease in delinquencies. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and nine months ended September 30, 2021.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$354	$44	$398	$467	$45	$512
Write-offs	(91)	—	(91)	(139)	—	(139)
Recoveries	15	—	15	14	—	14
Provision for credit losses	17	38	55	67	—	67
Other	(3)	—	(3)	3	—	3
Ending balance	$292	$82	$374	$412	$45	$457

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$431	$44	$475	$375	$45	$420
Adjustment to adopt new accounting guidance [1]	—	—	—	12	—	12
Write-offs	(193)	—	(193)	(212)	—	(212)
Recoveries	39	—	39	27	—	27
Provision for credit losses	20	38	58	213	—	213
Other	(5)	—	(5)	(3)	—	(3)
Ending balance	$292	$82	$374	$412	$45	$457

Individually evaluated	$118	$78	$196	$172	$39	$211
Collectively evaluated	174	4	178	240	6	246
Ending Balance	$292	$82	$374	$412	$45	$457

Finance Receivables:
Individually evaluated	$374	$78	$452	$612	$78	$690
Collectively evaluated	19,593	1,853	21,446	17,967	2,975	20,942
Ending Balance	$19,967	$1,931	$21,898	$18,579	$3,053	$21,632
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
Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,635	$2,914	$1,675	$785	$246	$66	$167	$9,488
31-60 days past due	13	31	23	15	6	1	3	92
61-90 days past due	6	9	8	5	2	—	3	33
91+ days past due	5	17	22	12	8	5	6	75
EAME
Current	1,330	1,117	571	269	93	25	—	3,405
31-60 days past due	8	7	5	1	1	—	—	22
61-90 days past due	3	4	9	2	—	—	—	18
91+ days past due	2	15	7	5	1	24	—	54
Asia/Pacific
Current	1,071	929	390	102	22	4	—	2,518
31-60 days past due	9	17	14	5	2	—	—	47
61-90 days past due	3	10	7	1	—	—	—	21
91+ days past due	1	11	11	6	—	—	—	29
Mining
Current	656	382	417	230	67	164	66	1,982
31-60 days past due	2	—	8	9	3	—	—	22
61-90 days past due	—	2	—	—	—	—	—	2
91+ days past due	—	1	2	4	2	—	—	9
Latin America
Current	472	377	192	71	19	10	—	1,141
31-60 days past due	4	11	4	3	2	—	—	24
61-90 days past due	2	3	3	2	1	1	—	12
91+ days past due	—	18	8	5	5	4	—	40
Caterpillar Power Finance
Current	109	141	98	75	197	141	102	863
31-60 days past due	—	—	—	2	—	—	—	2
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	2	—	20	1	44	—	68
Total Customer	$7,332	$6,018	$3,474	$1,629	$678	$489	$347	$19,967

(Millions of dollars)	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,777	$2,423	$1,344	$522	$212	$27	$89	$8,394
31-60 days past due	52	49	33	16	7	2	—	159
61-90 days past due	22	25	16	9	2	1	—	75
91+ days past due	14	35	31	20	9	4	2	115
EAME
Current	1,605	931	501	203	60	18	—	3,318
31-60 days past due	5	15	3	2	—	—	—	25
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	7	7	12	4	39	43	—	112
Asia/Pacific
Current	1,375	745	321	61	10	3	—	2,515
31-60 days past due	12	22	13	6	—	—	—	53
61-90 days past due	7	11	7	1	—	—	—	26
91+ days past due	4	10	9	3	—	—	—	26
Mining
Current	490	571	287	152	92	151	137	1,880
31-60 days past due	5	—	5	1	—	—	—	11
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	11	8	2	—	—	1	22
Latin America
Current	561	348	151	48	13	34	—	1,155
31-60 days past due	3	6	4	3	—	—	—	16
61-90 days past due	1	7	6	3	2	—	—	19
91+ days past due	2	14	11	24	5	4	—	60
Caterpillar Power Finance
Current	217	172	111	273	99	117	119	1,108
31-60 days past due	—	—	6	—	—	—	—	6
61-90 days past due	—	—	—	—	—	9	—	9
91+ days past due	2	—	20	3	25	79	—	129
Total Customer	$8,162	$5,403	$2,901	$1,357	$575	$492	$348	$19,238

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer
As of September 30, 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017. As of December 31, 2020, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $81 million that was 91+ days past due in Latin America. Of these past due receivables, $78 million were originated in 2017 and $3 million were originated prior to 2016.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	September 30, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$54	$7	$17	$86	$1	$34
EAME	50	1	4	113	1	1
Asia/Pacific	21	—	9	13	—	13
Mining	9	1	—	21	1	—
Latin America	42	—	1	63	—	1
Caterpillar Power Finance	75	—	—	170	17	—
Total	$251	$9	$31	$466	$20	$49

There was $1 million and $2 million of interest income recognized during the three months ended September 30, 2021 and 2020, respectively, for customer finance receivables on non-accrual status. There was $9 million and $8 million of interest income recognized during the nine months ended September 30, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of September 30, 2021 and December 31, 2020, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $78 million and $81 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of September 30, 2021 and December 31, 2020 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and nine months ended September 30, 2021 and 2020.

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

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2021 and 2020 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Customer
North America	$1	$1	$1	$1
EAME	1	1	—	—
Asia/Pacific	4	4	4	4
Mining	—	—	5	5
Latin America	4	4	16	16
Caterpillar Power Finance	7	3	50	50
Total	$17	$13	$76	$76

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$5	$5	$10	$10
EAME	1	1	—	—
Asia/Pacific	4	4	12	12
Mining	11	5	22	22
Latin America	10	10	18	18
Caterpillar Power Finance	23	19	87	87
Total	$54	$44	$149	$149

The Post-TDR amortized costs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Customer	2021	2020	2021	2020
North America	$—	$6	$1	$6
EAME	—	—	—	10
Asia/Pacific	—	—	6	—
Mining	—	1	—	1
Latin America	—	—	15	1
Caterpillar Power Finance	—	18	5	18
Total	$—	$25	$27	$36

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

We also have investments in time deposits classified as held-to-maturity debt securities. The fair value of these investments is based upon valuations observed in less active markets than Level 1. These investments have a maturity of less than one year and are recorded at amortized costs, which approximate fair value.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	57	—	—	57
Corporate bonds
Corporate bonds	—	1,035	—	—	1,035
Asset-backed securities	—	148	—	—	148
Mortgage-backed debt securities
U.S. governmental agency	—	349	—	—	349
Residential	—	4	—	—	4
Commercial	—	100	—	—	100
Total debt securities	10	1,693	—	—	1,703
Equity securities
Large capitalization value	196	—	—	—	196
Smaller company growth	86	—	—	—	86
REIT	—	—	—	158	158
Total equity securities	282	—	—	158	440
Derivative financial instruments, net	—	227	—	—	227
Total assets	$292	$1,920	$—	$158	$2,370

	December 31, 2020
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	59	—	—	59
Corporate bonds
Corporate bonds	—	1,012	—	—	1,012
Asset-backed securities	—	159	—	—	159
Mortgage-backed debt securities
U.S. governmental agency	—	374	—	—	374
Residential	—	5	—	—	5
Commercial	—	64	—	—	64
Total debt securities	10	1,673	—	—	1,683
Equity securities
Large capitalization value	199	—	—	—	199
Smaller company growth	58	—	—	—	58
REIT	—	—	—	148	148
Total equity securities	257	—	—	148	405
Total assets	$267	$1,673	$—	$148	$2,088
Liabilities
Derivative financial instruments, net	$—	$17	$—	$—	$17
Total liabilities	$—	$17	$—	$—	$17

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $150 million and $243 million as of September 30, 2021 and December 31, 2020, respectively.

    B. Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we use the following methods and assumptions to estimate the fair value of our financial instruments:

Cash and cash equivalents
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

Fair values of our financial instruments were as follows:

	Fair Value of Financial Instruments
	September 30, 2021		December 31, 2020
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and cash equivalents	$9,446	$9,446	$9,352	$9,352	1
Restricted cash and short-term investments [1]	546	546	14	14	1 & 2	Note 8
Investments in AFS debt and equity securities	2,143	2,143	2,088	2,088	1 & 2	Note 8
Finance receivables – net (excluding finance leases 2 )	13,785	13,921	14,028	14,357	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 2)	819	800	929	911	3
Foreign currency contracts – net	193	193	—	—	2	Note 5
Interest rate contracts – net	27	27	58	58	2	Note 5
Commodity contracts – net	7	7	37	37	2	Note 5

Liabilities
Short-term borrowings	3,247	3,247	2,015	2,015	1
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,807	12,449	11,169	14,549	2
Financial Products	23,730	24,118	23,979	24,614	2
Foreign currency contracts – net	—	—	112	112	2	Note 5
Guarantees	5	5	5	5	3	Note 11
1    Includes time deposits of $543 million as of September 30, 2021. There were no time deposits as of December 31, 2020. See Note 8 for additional information.

2    Represents finance leases and failed sale leasebacks of $8,065 million and $7,961 million at September 30, 2021 and December 31, 2020, respectively.

19.                         Other income (expense)

	Three Months Ended September 30			Nine Months Ended September 30
(Millions of dollars)	2021	2020		2021	2020
Investment and interest income	$20	$21		$64	$91
Foreign exchange gains (losses) [1]	47	(43)		110	(122)
License fee income	31	27		88	75
Net periodic pension and OPEB income (cost), excluding service cost	111	—	[2]	333	270	[2]
Gains (losses) on securities	50	9		92	(12)
Miscellaneous income (loss)	(34)	—		64	(37)
Total	$225	$14		$751	$265

1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.
2 Includes a net remeasurement loss of $(77) million and a net remeasurement gain of $55 million for the three and nine months ended September 30, 2020, respectively, from the settlement of certain pension obligations. See Note 9 for further details.

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

Restructuring costs for the three and nine months ended September 30, 2021 and 2020 were as follows:

(Millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Employee separations [1]	$17	$98	$79	$232
Contract terminations [1]	1	—	1	3
Long-lived asset impairments [1]	8	2	12	25
Other [2]	9	12	32	36
Total restructuring costs	$35	$112	$124	$296

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, equipment relocation and project management, all of which are primarily included in Cost of goods sold.

For the nine months ended September 30, 2021, the restructuring costs were primarily related to actions across the company including strategic actions to address certain product lines. For the nine months ended September 30, 2020, the restructuring costs were primarily related to various voluntary and involuntary employee separation programs implemented across the company and strategic actions to address certain product lines, which were partially offset by a gain on the sale of a manufacturing facility that had been closed.

In 2021, all restructuring costs are excluded from segment profit. In 2020, only certain restructuring costs were excluded from segment profit. Restructuring costs included in segment profit were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2021	2020	2021	2020

Construction Industries	$—	$2	$—	$7
Resource Industries	—	2	—	18
Energy & Transportation	—	18	—	39
Financial Products Segment	—	1	—	2

The following table summarizes the 2021 and 2020 employee separation activity:

(Millions of dollars)	Nine Months Ended September 30
	2021	2020
Liability balance, beginning of period	$164	$48
Increase in liability (separation charges)	79	232
Reduction in liability (payments)	(159)	(131)
Liability balance, end of period	$84	$149

Most of the liability balance at September 30, 2021 is expected to be paid in 2021 and 2022.

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

We financed the transaction with available cash. Tangible assets as of the acquisition date were $515 million, recorded at their fair values, and primarily included cash of $22 million, receivables of $101 million, inventories of $159 million, leased assets of $105 million, and property, plant, and equipment of $117 million. Finite-lived intangible assets acquired of $23 million included developed technology and trade names and will be amortized on a straight-line basis over a weighted-average amortization period of approximately 8 years. Liabilities assumed as of the acquisition date were $187 million, recorded at their fair values, and primarily included lease liabilities of $105 million and accounts payable of $33 million. Goodwill of $32 million represented the excess of the consideration transferred over the net assets acquired. These values represent a preliminary allocation of purchase price subject to finalization of post-closing procedures. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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
Highlights for the third quarter of 2021 include:
•Total sales and revenues for the third quarter of 2021 were $12.397 billion, an increase of $2.516 billion, or 25 percent, compared with $9.881 billion in the third quarter of 2020. Sales were higher across the three primary segments.
•Operating profit margin was 13.4 percent for the third quarter of 2021, compared with 10.0 percent for the third quarter of 2020. Adjusted operating profit margin was 13.7 percent for the third quarter of 2021, compared with 11.1 percent for the third quarter of 2020.
•Third-quarter 2021 profit per share was $2.60, and excluding the items in the table below, adjusted profit per share was $2.66. Third-quarter 2020 profit per share was $1.22, and excluding the items in the table below, adjusted profit per share was $1.52.
•Caterpillar ended the third quarter of 2021 with $9.4 billion of enterprise cash.

Highlights for the nine months ended September 30, 2021 include:
•Total sales and revenues were $37.173 billion for the nine months ended September 30, 2021, an increase of $6.660 billion, or 22 percent, compared with $30.513 billion for the nine months ended September 30, 2020.
•Operating profit margin was 14.2 percent for the nine months ended September 30, 2021, compared with 10.4 percent for the nine months ended September 30, 2020. Adjusted operating profit margin was 14.5 percent for the nine months ended September 30, 2021, compared with 11.4 percent for the nine months ended September 30, 2020.
•Profit per share for the nine months ended September 30, 2021, was $7.94, and excluding the items in the table below, adjusted profit per share was $8.13. Profit per share for the nine months ended September 30, 2020 was $4.05, and excluding the items in the table below, adjusted profit per share was $4.44.
•Enterprise operating cash flow was $5.8 billion for the nine months ended September 30, 2021.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 69.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit................................................................................	$1,775	$2.60	$863	$1.22	$5,642	$7.94	$3,054	$4.05
Restructuring costs........................................................	35	0.06	112	0.18	124	0.19	296	0.48
Remeasurement (gains) losses of pension obligations....	—	—	77	0.12	—	—	(55)	(0.08)
Adjusted profit.................................................................	$1,810	$2.66	$1,052	$1.52	$5,766	$8.13	$3,295	$4.44

Overview
Total sales and revenues for the third quarter of 2021 were $12.397 billion, an increase of $2.516 billion, or 25 percent, compared with $9.881 billion in the third quarter of 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories, along with favorable price realization. Dealers decreased inventories by $600 million during the third quarter of 2020, compared with a decrease of $300 million during the third quarter of 2021. Sales were higher across the three primary segments.
Third-quarter 2021 profit per share was $2.60, compared with $1.22 profit per share in the third quarter of 2020. Profit per share for both quarters included restructuring costs, while the third quarter of 2020 also included a pre-tax net remeasurement loss of $77 million, or $0.12 per share, resulting from the settlements of pension obligations. Profit for the third quarter of 2021 was $1.426 billion, an increase of $758 million, or 113 percent, compared with $668 million for the third quarter of 2020. The increase was primarily due to higher sales volume and favorable price realization.

Sales and revenues were $37.173 billion for the nine months ended September 30, 2021, an increase of $6.660 billion, or 22 percent, compared with $30.513 billion for the nine months ended September 30, 2020. Profit per share for the nine months ended September 30, 2021, was $7.94, an increase of $3.89, or 96 percent, compared with $4.05 for the nine months ended September 30, 2020. Profit per share for both periods included restructuring costs, while the nine months ended September 30, 2020, also included a pre-tax remeasurement net gain of $55 million, or $0.08 per share, resulting from the settlements of pension obligations. Profit for the nine months ended September 30, 2021, was $4.369 billion, an increase of $2.151 billion, or 97 percent, compared with $2.218 billion for the nine months ended September 30, 2020.
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
We continue to monitor a variety of external factors including the ongoing impact of the COVID-19 pandemic around the world, supply chain disruptions and associated cost and labor pressures. Areas of particular focus include certain components, transportation and raw materials. Transportation shortages have resulted in delays and increased costs. In addition, our suppliers are dealing with availability issues and freight delays, which leads to pressure on production in our facilities. Contingency plans have been developed and continue to be modified to minimize supply chain challenges that may impact our ability to meet increasing customer demand. To help mitigate supply chain challenges, we have proactively redirected components and altered our assembly processes. We continue to assess the environment and are taking appropriate price actions in response to rising costs. We will continue to monitor the situation as conditions remain fluid and evolve, but we expect these pressures to continue into next year.
Notes:
•Glossary of terms is included on pages 62 - 64; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 69.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2020

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2020 (at left) and the third quarter of 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the third quarter of 2021 were $12.397 billion, an increase of $2.516 billion, or 25 percent, compared with $9.881 billion in the third quarter of 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories, along with favorable price realization. Dealers decreased inventories by $600 million during the third quarter of 2020, compared with a decrease of $300 million during the third quarter of 2021.
Sales were higher across the three primary segments.
North America sales increased 31 percent due to higher end-user demand for equipment and services, the impact of changes in dealer inventories and favorable price realization. Dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2021.
Sales increased 77 percent in Latin America due to higher end-user demand for equipment and services across most of the region, the impact of changes in dealer inventories and favorable price realization. Dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2021.
EAME sales increased 24 percent due to higher end-user demand for equipment and services, the impact of changes in dealer inventories, favorable price realization and favorable currency impacts primarily related to the euro and British pound. Dealers decreased inventories during the third quarter of 2020, compared to remaining about flat during the third quarter of 2021.
Asia/Pacific sales increased 8 percent driven by higher end-user demand for equipment and services, partially offset by the impacts from changes in dealer inventories. Dealers decreased inventories during the third quarter of 2021, compared with an increase during the third quarter of 2020.
Dealers decreased inventories by $600 million during the third quarter of 2020, compared with a decrease of $300 million during the third quarter of 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant dealer inventory increase in 2021.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2020	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2021	$ Change	% Change

Construction Industries	$4,056	$957	$218	$38	$(14)	$5,255	$1,199	30%
Resource Industries	1,816	522	43	22	3	2,406	590	32%
Energy & Transportation	4,161	628	(6)	44	250	5,077	916	22%
All Other Segment	106	10	(1)	1	3	119	13	12%
Corporate Items and Eliminations	(911)	1	2	—	(242)	(1,150)	(239)
Machinery, Energy & Transportation Sales	9,228	2,118	256	105	—	11,707	2,479	27%

Financial Products Segment	724	—	—	—	38	762	38	5%
Corporate Items and Eliminations	(71)	—	—	—	(1)	(72)	(1)
Financial Products Revenues	653	—	—	—	37	690	37	6%

Consolidated Sales and Revenues	$9,881	$2,118	$256	$105	$37	$12,397	$2,516	25%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2021
Construction Industries	$2,417	36%	$528	130%	$1,240	56%	$1,076	(13%)	$5,261		30%	$(6)	(175%)	$5,255	30%
Resource Industries	674	38%	417	55%	456	19%	744	32%	2,291		34%	115	3%	2,406	32%
Energy & Transportation	1,924	21%	329	49%	1,144	3%	744	34%	4,141		19%	936	36%	5,077	22%
All Other Segment	18	80%	—	(100%)	3	200%	14	8%	35		40%	84	4%	119	12%
Corporate Items and Eliminations	(19)		—		—		(2)		(21)			(1,129)		(1,150)
Machinery, Energy & Transportation Sales	5,014	31%	1,274	77%	2,843	24%	2,576	8%	11,707		27%	—	—	11,707	27%

Financial Products Segment	478	7%	68	8%	105	5%	111	(2%)	762	[1]	5%	—	—	762	5%
Corporate Items and Eliminations	(37)		(13)		(9)		(13)		(72)			—		(72)
Financial Products Revenues	441	7%	55	4%	96	7%	98	(1%)	690		6%	—	—	690	6%

Consolidated Sales and Revenues	$5,455	28%	$1,329	72%	$2,939	23%	$2,674	8%	$12,397		25%	$—	—	$12,397	25%

Third Quarter 2020
Construction Industries	$1,781		$230		$796		$1,241		$4,048			$8		$4,056
Resource Industries	487		269		384		564		1,704			112		1,816
Energy & Transportation	1,584		221		1,113		557		3,475			686		4,161
All Other Segment	10		1		1		13		25			81		106
Corporate Items and Eliminations	(22)		(2)		—		—		(24)			(887)		(911)
Machinery, Energy & Transportation Sales	3,840		719		2,294		2,375		9,228			—		9,228

Financial Products Segment	448		63		100		113		724	[1]		—		724
Corporate Items and Eliminations	(37)		(10)		(10)		(14)		(71)			—		(71)
Financial Products Revenues	411		53		90		99		653			—		653

Consolidated Sales and Revenues	$4,251		$772		$2,384		$2,474		$9,881			$—		$9,881

1 Includes revenues from Machinery, Energy & Transportation of $87 million and $81 million in the third quarter of 2021 and 2020, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2020 (at left) and the third quarter of 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the third quarter of 2021 was $1.664 billion, an increase of $679 million, or 69 percent, compared with $985 million in the third quarter of 2020. The increase was primarily due to higher sales volume and favorable price realization, partially offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses as well as higher manufacturing costs.
Unfavorable manufacturing costs reflected higher variable labor and burden, primarily freight, higher period manufacturing and material costs, partially offset by favorable cost absorption and lower warranty expense. Cost absorption was favorable as inventory increased during the third quarter of 2021, compared with remaining about flat during the third quarter of 2020.
The increase in both SG&A/R&D expenses and period manufacturing costs was mainly driven by higher short-term incentive compensation expense, which was reinstated in 2021, and investments aligned with the company's strategy for profitable growth, including acquisition-related expenses.
Short-term incentive compensation expense, which was reinstated in 2021, was about $350 million in the third quarter, compared to no short-term incentive compensation expense recognized in the third quarter of 2020.
Operating profit margin was 13.4 percent for the third quarter of 2021, compared with 10.0 percent for the third quarter of 2020.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2021	Third Quarter 2020	$ Change	% Change
Construction Industries	$859	$585	$274	47%
Resource Industries	297	167	130	78%
Energy & Transportation	696	492	204	41%
All Other Segment	5	27	(22)	(81%)
Corporate Items and Eliminations	(286)	(346)	60
Machinery, Energy & Transportation	1,571	925	646	70%

Financial Products Segment	173	142	31	22%
Corporate Items and Eliminations	(7)	(15)	8
Financial Products	166	127	39	31%
Consolidating Adjustments	(73)	(67)	(6)
Consolidated Operating Profit	$1,664	$985	$679	69%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the third quarter of 2021 was $114 million, compared with $136 million in the third quarter of 2020. The decrease was due to lower average debt outstanding during the third quarter of 2021, compared with the third quarter of 2020.
▪Other income (expense) in the third quarter of 2021 was income of $225 million, compared with income of $14 million in the third quarter of 2020. The change was primarily due to favorable impacts from foreign currency exchange gains (losses), the absence of remeasurement losses resulting from the settlements of pension obligations that occurred in the third quarter of 2020 and favorable pension and other postemployment benefit (OPEB) plan costs.
The company experienced foreign currency exchange net gains in the third quarter of 2021, primarily due to the euro, compared with net losses in the third quarter of 2020.
▪The provision for income taxes for the third quarter of 2021 reflected a lower estimated annual tax rate of 25 percent, compared with 31 percent for the third quarter of 2020, excluding the discrete items discussed below. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.
In the third quarter of 2021, the company recorded a $39 million benefit due to the change from the second-quarter estimated annual tax rate of 26 percent. In addition, the company recorded discrete tax benefits of $36 million to reflect changes in estimates related to prior year U.S. taxes in the third quarter of 2021 compared to $80 million in the third quarter of 2020. In the third quarter of 2020, a discrete tax benefit of $13 million was recorded for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense along with a $12 million tax benefit related to the $77 million of remeasurement losses resulting from the settlements of pension obligations.
Construction Industries
Construction Industries’ total sales were $5.255 billion in the third quarter of 2021, an increase of $1.199 billion, or 30 percent, compared with $4.056 billion in the third quarter of 2020. The increase was due to higher sales volume and favorable price realization. The increase in sales volume was driven by higher end-user demand and the impact from changes in dealer inventories. Overall, dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2021.
▪In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was driven by higher end-user demand from improving non-residential construction, as well as continued strength in residential construction and the impact from changes in dealer inventories. Dealers decreased inventories more during the third quarter of 2020 than during the third quarter of 2021.
▪Sales increased in Latin America mostly due to higher sales volume led by the impact of changes in dealer inventories and higher end-user demand across the region. Dealers decreased inventories during the third quarter of 2020, compared with an increase during the third quarter of 2021.
▪In EAME, sales increased due to higher sales volume from the impact of changes in dealer inventories and higher end-user demand. Dealers decreased inventories during the third quarter of 2020, compared with an increase during the third quarter of 2021.
▪Sales decreased in Asia/Pacific mainly due to lower sales volume, reflecting the impact of changes in dealer inventory. Dealers decreased inventories during the third quarter of 2021, compared with an increase during the third quarter of 2020. Lower sales in China, driven by lower end-user demand and impacts of changes in dealer inventory, were partially offset by increased sales across the rest of the region.
Construction Industries’ profit was $859 million in the third quarter of 2021, an increase of $274 million, or 47 percent, compared with $585 million in the third quarter of 2020. The increase was mainly due to higher sales volume and favorable price realization, partially offset by unfavorable manufacturing costs, which largely reflected higher variable labor and burden, primarily freight, and material costs.
Construction Industries’ profit as a percent of total sales was 16.3 percent in the third quarter of 2021, compared with 14.4 percent in the third quarter of 2020.
Resource Industries
Resource Industries’ total sales were $2.406 billion in the third quarter of 2021, an increase of $590 million, or 32 percent, compared with $1.816 billion in the third quarter of 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and aftermarket parts, partially offset by the impacts of changes in dealer inventories.

Dealers decreased inventories more during the third quarter of 2021 than during the third quarter of 2020. End-user demand was higher in both mining and heavy construction and quarry and aggregates.
Resource Industries’ profit was $297 million in the third quarter of 2021, an increase of $130 million, or 78 percent, compared with $167 million in the third quarter of 2020. The increase was mainly due to higher sales volume and favorable price realization, partially offset by unfavorable manufacturing costs. Increased manufacturing costs reflected higher variable labor and burden, primarily freight, and material costs.
Resource Industries’ profit as a percent of total sales was 12.3 percent in the third quarter of 2021, compared with 9.2 percent in the third quarter of 2020.
Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2021	Third Quarter 2020	$ Change	% Change
Oil and Gas	$1,088	$734	$354	48%
Power Generation	1,010	1,034	(24)	(2%)
Industrial	948	730	218	30%
Transportation	1,095	977	118	12%
External Sales	4,141	3,475	666	19%
Inter-segment	936	686	250	36%
Total Sales	$5,077	$4,161	$916	22%

Energy & Transportation’s total sales were $5.077 billion in the third quarter of 2021, an increase of $916 million, or 22 percent, compared with $4.161 billion in the third quarter of 2020. Sales increased across all applications and inter-segment sales except Power Generation, which decreased slightly.
•Oil and Gas – Sales increased for reciprocating engines aftermarket parts, primarily in North America, turbines and turbine-related services and reciprocating engines used in gas compression.
•Power Generation – Sales decreased slightly due to timing of turbines and turbine-related services. Reciprocating engines were about flat compared to the third quarter of 2020, with aftermarket parts slightly higher offset by slightly lower engine sales.
•Industrial – Sales were up due to higher demand across all regions.
•Transportation – Sales increased in rail services and marine.
Energy & Transportation’s profit was $696 million in the third quarter of 2021, an increase of $204 million, or 41 percent, compared with $492 million in the third quarter of 2020. The increase was due to higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Increased manufacturing costs were mainly driven by higher variable labor and burden, primarily freight, period manufacturing costs and material, partially offset by the absence of inventory write-downs that occurred in the third quarter of 2020. In addition, segment profit was favorably impacted by other operating income/expense.
Both SG&A/R&D expenses and period manufacturing costs were driven by higher short-term incentive compensation expense and investments aligned with growth initiatives, including acquisition-related expenses.
Energy & Transportation’s profit as a percent of total sales was 13.7 percent in the third quarter of 2021, compared with 11.8 percent in the third quarter of 2020.
Financial Products Segment
Financial Products’ segment revenues were $762 million in the third quarter of 2021, an increase of $38 million, or 5 percent, from the third quarter of 2020.
Financial Products’ segment profit was $173 million in the third quarter of 2021, an increase of $31 million, or 22 percent, compared with $142 million in the third quarter of 2020. The increase was mainly due to a favorable impact from returned or repossessed equipment, lower provision for credit losses at Cat Financial and higher net yield on average earning assets. These favorable impacts were partially offset by an increase in SG&A expenses primarily due to higher short-term incentive compensation expense.

At the end of the third quarter of 2021, past dues at Cat Financial were 2.41 percent, compared with 3.81 percent at the end of the third quarter of 2020. Past dues decreased across all portfolio segments as global markets generally improved. Write-offs, net of recoveries, were $76 million for the third quarter of 2021, compared with $125 million for the third quarter of 2020. As of September 30, 2021, Cat Financial's allowance for credit losses totaled $378 million, or 1.41 percent of finance receivables, compared with $402 million, or 1.46 percent of finance receivables, at June 30, 2021. The allowance for credit losses at year-end 2020 was $479 million, or 1.77 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $293 million in the third quarter of 2021, a decrease of $68 million from the third quarter of 2020. Higher corporate costs were more than offset by lower restructuring costs, favorable impacts of segment methodology differences and a favorable change in fair value adjustments related to deferred compensation plans.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2020

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2020 (at left) and the nine months ended September 30, 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $37.173 billion for the nine months ended September 30, 2021, an increase of $6.660 billion, or 22 percent, compared with $30.513 billion for the nine months ended September 30, 2020. The increase was primarily due to higher sales volume driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories about $1.8 billion during the nine months ended September 30, 2020, compared with remaining about flat during the nine months ended September 30, 2021. Favorable currency impacts related to the euro, Australian dollar and Chinese yuan also contributed to the sales improvement, along with favorable price realization.
Sales were higher in the three primary segments and across all regions.
North America sales increased 21 percent driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories more during the nine months ended September 30, 2020, than during the nine months ended September 30, 2021.
Sales increased 57 percent in Latin America due to higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers decreased inventories during the nine months ended September 30, 2020, compared with an increase during the nine months ended September 30, 2021.
EAME sales increased 24 percent due to higher end-user demand for equipment and services, the impact from changes in dealer inventories and favorable currency impacts related to a stronger euro and British pound. Dealers increased inventories more during the nine months ended September 30, 2021, than during the nine months ended September 30, 2020.
Asia/Pacific sales increased 17 percent driven by higher end-user demand for equipment and services, the impact from changes in dealer inventories and favorable currency impacts related to a stronger Australian dollar and Chinese yuan. Dealers decreased inventories more during the nine months ended September 30, 2020, than during the nine months ended September 30, 2021.
Dealers decreased inventories about $1.8 billion during the nine months ended September 30, 2020, compared with remaining about flat during the nine months ended September 30, 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant dealer inventory increase in 2021.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2020	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2021	$ Change	% Change

Construction Industries	$12,410	$3,134	$433	$346	$47	$16,370	$3,960	32%
Resource Industries	5,726	1,366	(21)	121	9	7,201	1,475	26%
Energy & Transportation	12,659	1,043	13	229	615	14,559	1,900	15%
All Other Segment	330	23	(1)	4	21	377	47	14%
Corporate Items and Eliminations	(2,673)	(52)	1	—	(692)	(3,416)	(743)
Machinery, Energy & Transportation Sales	28,452	5,514	425	700	—	35,091	6,639	23%

Financial Products Segment	2,301	—	—	—	(4)	2,297	(4)	—%
Corporate Items and Eliminations	(240)	—	—	—	25	(215)	25
Financial Products Revenues	2,061	—	—	—	21	2,082	21	1%

Consolidated Sales and Revenues	$30,513	$5,514	$425	$700	$21	$37,173	$6,660	22%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2021
Construction Industries	$7,041	29%	$1,350	91%	$3,612	38%	$4,302	20%	$16,305		32%	$65	261%	$16,370	32%
Resource Industries	2,130	26%	1,309	52%	1,455	26%	1,965	17%	6,859		27%	342	3%	7,201	26%
Energy & Transportation	5,698	11%	835	25%	3,433	11%	1,953	13%	11,919		12%	2,640	30%	14,559	15%
All Other Segment	42	91%	1	(75%)	10	(41%)	54	42%	107		32%	270	8%	377	14%
Corporate Items and Eliminations	(89)		(1)		(1)		(8)		(99)			(3,317)		(3,416)
Machinery, Energy & Transportation Sales	14,822	21%	3,494	57%	8,509	24%	8,266	17%	35,091		23%	—	—%	35,091	23%

Financial Products Segment	1,442	(2%)	195	1%	301	1%	359	4%	2,297	[1]	—%	—	—%	2,297	—%
Corporate Items and Eliminations	(99)		(35)		(26)		(55)		(215)			—		(215)
Financial Products Revenues	1,343	1%	160	(1%)	275	2%	304	2%	2,082		1%	—	—%	2,082	1%

Consolidated Sales and Revenues	$16,165	19%	$3,654	53%	$8,784	23%	$8,570	17%	$37,173		22%	$—	—%	$37,173	22%

Nine Months Ended September 30, 2020
Construction Industries	$5,470		$707		$2,618		$3,597		$12,392			$18		$12,410
Resource Industries	1,690		859		1,158		1,686		5,393			333		5,726
Energy & Transportation	5,138		667		3,095		1,734		10,634			2,025		12,659
All Other Segment	22		4		17		38		81			249		330
Corporate Items and Eliminations	(35)		(5)		(4)		(4)		(48)			(2,625)		(2,673)
Machinery, Energy & Transportation Sales	12,285		2,232		6,884		7,051		28,452			—		28,452

Financial Products Segment	1,466		193		298		344		2,301	[1]		—		2,301
Corporate Items and Eliminations	(134)		(31)		(28)		(47)		(240)			—		(240)
Financial Products Revenues	1,332		162		270		297		2,061			—		2,061

Consolidated Sales and Revenues	$13,617		$2,394		$7,154		$7,348		$30,513			$—		$30,513

1 Includes revenues from Machinery, Energy & Transportation of $263 million and $274 million in the nine months ended September 30, 2021 and 2020, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2020 (at left) and the nine months ended September 30, 2021 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2021, was $5.267 billion, an increase of $2.094 billion, or 66 percent, compared with $3.173 billion for the nine months ended September 30, 2020. The increase was due to higher sales volume, favorable price realization, lower restructuring expenses (included in other) and higher profit from Financial Products, partially offset by higher SG&A/R&D expenses and unfavorable manufacturing costs.
The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense, which was reinstated in 2021.
Unfavorable manufacturing costs reflected increased period manufacturing costs primarily due to higher short-term incentive compensation expense and higher labor-related costs. Higher variable labor and burden, primarily freight, and higher material costs were mostly offset by favorable cost absorption and lower warranty expense. Cost absorption was favorable as inventory increased more during the nine months ended September 30, 2021, than during the nine months ended September 30, 2020.
Short-term incentive compensation expense, which was reinstated in 2021, was $1.1 billion for the nine months ended September 30, 2021, compared to no short-term incentive compensation expense recognized for the nine months ended September 30, 2020. For 2021, short-term incentive compensation expense is expected to be about $1.4 billion, compared to no short-term incentive compensation expense recognized in 2020. Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually.
Operating profit margin was 14.2 percent for the nine months ended September 30, 2021, compared with 10.4 percent for the nine months ended September 30, 2020.

Profit by Segment
(Millions of dollars)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Construction Industries	$2,918	$1,743	$1,175	67%
Resource Industries	986	623	363	58%
Energy & Transportation	2,093	1,718	375	22%
All Other Segment	(2)	31	(33)	n/a
Corporate Items and Eliminations	(1,107)	(1,100)	(7)
Machinery, Energy & Transportation	4,888	3,015	1,873	62%

Financial Products Segment	660	395	265	67%
Corporate Items and Eliminations	(55)	(6)	(49)
Financial Products	605	389	216	56%
Consolidating Adjustments	(226)	(231)	5
Consolidated Operating Profit	$5,267	$3,173	$2,094	66%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the nine months ended September 30, 2021, was $376 million, compared with $384 million for the nine months ended September 30, 2020. The decrease was due to lower average debt outstanding during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020.
▪Other income/expense for the nine months ended September 30, 2021, was income of $751 million, compared with income of $265 million for the nine months ended September 30, 2020. The change was primarily due to favorable impacts from foreign currency exchange gains (losses), favorable OPEB plan costs and favorable impacts from unrealized gains (losses) on marketable securities.
The company experienced foreign currency exchange net gains in the nine months ended September 30, 2021, compared with net losses in the nine months ended September 30, 2020. The favorable impact of unrealized gains (losses) on marketable securities was due to unrealized gains in the nine months ended September 30, 2021, compared with unrealized losses in the nine months ended September 30, 2020.
▪The provision for income taxes for the nine months ended September 30, 2021 reflected an estimated annual tax rate of 25 percent, compared with 31 percent for the nine months ended September 30, 2020, excluding the discrete items discussed in the following paragraph. The comparative tax rate for full-year 2020 was approximately 28 percent. The decrease in the estimated annual tax rate from full-year 2020 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2021.
In addition, we recorded a discrete tax benefit of $61 million for the nine months ended September 30, 2021, compared with $21 million for the nine months ended September 30, 2020, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The company also recorded a discrete tax benefit of $36 million to reflect changes in estimates related to prior year U.S. taxes for the nine months ended September 30, 2021, compared to $80 million for the nine months ended September 30, 2020. Finally, we recorded a $10 million tax charge related to the $55 million of remeasurement net gain resulting from the settlements of pension obligations for the nine months ended September 30, 2020.
Construction Industries
Construction Industries’ total sales were $16.370 billion for the nine months ended September 30, 2021, an increase of $3.960 billion, or 32 percent, compared with $12.410 billion for the nine months ended September 30, 2020. The increase was due to higher sales volume, favorable price realization and favorable currency impacts related to the euro, Chinese yuan and Australian dollar. The increase in sales volume was driven by higher end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories. Dealers decreased inventories during the nine months ended September 30, 2020, compared with an increase during the nine months ended September 30, 2021.
•In North America, sales increased due to higher end-user demand, the impact from changes in dealer inventories and favorable price realization. Dealers decreased inventories more during the nine months ended September 30, 2020, than during the nine months ended September 30, 2021.
•Sales increased in Latin America primarily due to the impact from changes in dealer inventories and higher end-user demand. Dealers decreased inventories during the nine months ended September 30, 2020, compared with an increase during the nine months ended September 30, 2021.
•In EAME, sales increased due to higher end-user demand, the impact from changes in dealer inventories and favorable currency impacts from a stronger euro and British pound. Dealers increased inventories more during the nine months ended September 30, 2021, than during the nine months ended September 30, 2020.
•Sales increased in Asia/Pacific due to higher end-user demand for equipment and aftermarket parts, favorable currency impacts related to the Chinese yuan and Australian dollar and the impact from changes in dealer inventories. Dealers decreased inventories more during the nine months ended September 30, 2020, than during the nine months ended September 30, 2021.
Construction Industries’ profit was $2.918 billion for the nine months ended September 30, 2021, an increase of $1.175 billion, or 67 percent, compared with $1.743 billion for the nine months ended September 30, 2020. The increase was mainly due to higher sales volume and favorable price realization, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses.
Unfavorable manufacturing costs reflected higher period manufacturing costs and material. The increase in period manufacturing costs was driven by higher short-term incentive compensation expense and higher labor costs. Higher SG&A/R&D expenses were driven primarily by higher short-term incentive compensation expense, partially offset by other cost reductions.

Construction Industries’ profit as a percent of total sales was 17.8 percent for the nine months ended September 30, 2021, compared with 14.0 percent for the nine months ended September 30, 2020.
Resource Industries
Resource Industries’ total sales were $7.201 billion for the nine months ended September 30, 2021, an increase of $1.475 billion, or 26 percent, compared with $5.726 billion for the nine months ended September 30, 2020. The increase was due to higher sales volume driven by higher end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories. Dealers decreased inventories more during the nine months ended September 30, 2020, than during the nine months ended September 30, 2021. End-user demand was higher in mining, as well as heavy construction and quarry and aggregates.
Resource Industries’ profit was $986 million for the nine months ended September 30, 2021, an increase of $363 million, or 58 percent, compared with $623 million for the nine months ended September 30, 2020. The increase was mainly due to higher sales volume, partially offset by higher SG&A/R&D expenses. The increase in SG&A/R&D expenses was driven by higher short-term incentive compensation expense.
Resource Industries’ profit as a percent of total sales was 13.7 percent for the nine months ended September 30, 2021, compared with 10.9 percent for the nine months ended September 30, 2020.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Oil and Gas	$3,140	$2,622	$518	20%
Power Generation	3,025	2,783	242	9%
Industrial	2,660	2,209	451	20%
Transportation	3,094	3,020	74	2%
External Sales	11,919	10,634	1,285	12%
Inter-Segment	2,640	2,025	615	30%
Total Sales	$14,559	$12,659	$1,900	15%

Energy & Transportation’s total sales were $14.559 billion for the nine months ended September 30, 2021, an increase of $1.900 billion, or 15 percent, compared with $12.659 billion for the nine months ended September 30, 2020. Sales increased across all applications.
•Oil and Gas – Sales increased mainly due to higher sales of reciprocating engine aftermarket parts in all regions as well as higher sales in turbines and turbine related services.
•Power Generation – Sales increased due to higher sales in large reciprocating engines, primarily datacenters, and aftermarket parts. Sales also increased due to favorable currency impacts.
•Industrial – Sales were up due to higher demand across all regions.
•Transportation – Sales increased slightly due to favorable currency impacts and marine. The increase was partially offset by lower sales of locomotives and related services.
Energy & Transportation’s profit was $2.093 billion for the nine months ended September 30, 2021, an increase of $375 million, or 22 percent, compared with $1.718 billion for the nine months ended September 30, 2020. The increase was due to higher sales volume, partially offset by higher SG&A/R&D expenses and unfavorable manufacturing costs. Increased manufacturing costs were mainly driven by higher period manufacturing costs and higher variable labor and burden, primarily freight, partially offset by the absence of inventory write-downs that occurred in the third quarter of 2020. In addition, segment profit was favorably impacted by other operating income/expense.
The increase in both SG&A/R&D expenses and period manufacturing costs was primarily due to higher short-term incentive compensation expense and acquisition-related expenses.
Energy & Transportation’s profit as a percent of total sales was 14.4 percent for the nine months ended September 30, 2021, compared with 13.6 percent for the nine months ended September 30, 2020.

Financial Products Segment
Financial Products’ segment revenues were $2.297 billion for the nine months ended September 30, 2021, a decrease of $4 million from the nine months ended September 30, 2020.
Financial Products’ segment profit was $660 million for the nine months ended September 30, 2021, an increase of $265 million, or 67 percent, compared with $395 million for the nine months ended September 30, 2020. The increase was primarily due to lower provision for credit losses at Cat Financial, a favorable impact from equity securities in Insurance Services, a favorable impact from returned or repossessed equipment and higher net yield on average earning assets. These favorable impacts were partially offset by an increase in SG&A expenses primarily due to higher short-term incentive compensation expense.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.162 billion in the nine months ended September 30, 2021, an increase of $56 million from the nine months ended September 30, 2020. Favorable impacts of segment reporting methodology differences and lower restructuring costs were more than offset by higher corporate costs, higher expenses due to timing differences and an unfavorable change in fair value adjustments related to deferred compensation plans.

RESTRUCTURING COSTS

We expect to incur from $150 million to $200 million of restructuring costs in 2021. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $200 million in 2021 compared with 2020.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. We had positive operating cash flow in the first nine months of 2021 within both our ME&T and Financial Products' operations. On a consolidated basis, we ended the first nine months of 2021 with $9.45 billion of cash, an increase of $94 million from year-end 2020. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first nine months of 2021 was $5.79 billion, up $1.53 billion compared to the same period last year. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including higher accruals for short-term incentive compensation. In addition, lower payments for short-term incentive compensation favorably impacted cash flow. Partially offsetting these items were increased working capital requirements during the first nine months of 2021 compared to the same period last year. Within working capital, changes in inventory and accounts receivable unfavorably impacted cash flow but were partially offset by favorable changes in accounts payable and accrued expenses.

Total debt as of September 30, 2021 was $36.78 billion, a decrease of $379 million from year-end 2020. Debt related to ME&T decreased $1.37 billion in the first nine months of 2021 due to the repayment of debt. In addition, during the first quarter of 2021, we issued $500 million of ten-year bonds at 1.9 percent and utilized the net proceeds to redeem all of our $500 million 2.6 percent notes due in 2022. Debt related to Financial Products increased $993 million, primarily due to an increase in commercial paper due to short term funding needs.

As of September 30, 2021, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2021 was $2.75 billion. Information on our Credit Facility is as follows:
•In September 2021, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $824 million is available to ME&T) expires in September 2022.
•In September 2021, we amended and restated the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $715 million is available to ME&T) expires in September 2024.
•In September 2021, we amended and restated the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2026.
At September 30, 2021, Caterpillar’s consolidated net worth was $16.75 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2021, Cat Financial’s covenant interest coverage ratio was 2.31 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2021, Cat Financial’s six-month covenant leverage ratio was 7.06 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2021, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2021 were:

	September 30, 2021
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,278	184	3,094
Total credit lines available	13,778	2,934	10,844
Less: Commercial paper outstanding	(2,619)	—	(2,619)
Less: Utilized credit	(669)	—	(669)
Available credit	$10,490	$2,934	$7,556

The other external consolidated credit lines with banks as of September 30, 2021 totaled $3.28 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Moody’s, Fitch and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies would result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.
We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in Accounts payable in the Consolidated Statement of Financial Position were $725 million and $533 million at September 30, 2021 and December 31, 2020, respectively. The amounts settled through the Programs and paid to participating financial institutions were $2.9 billion and $2.4 billion during the first nine months of 2021 and 2020, respectively. We account for payments made under the Programs, the same as our other Accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Machinery, Energy & Transportation
Net cash provided by operating activities was $4.90 billion in the first nine months of 2021, compared with $2.07 billion for the same period in 2020. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including higher accruals for short-term incentive compensation. In addition, lower payments for short-term incentive compensation favorably impacted cash flow. Partially offsetting these items were increased working capital requirements during the first nine months of 2021 compared to the same period last year. Within working capital, changes in inventory and accounts receivable unfavorably impacted cash flow but were partially offset by favorable changes in accounts payable and accrued expenses.
Net cash used by investing activities in the first nine months of 2021 was $487 million, compared with net cash used of $66 million in the first nine months of 2020. The change was primarily due to increased investment activity mostly offset by increased activity related to intercompany lending with Financial Products. During 2021, we invested $543 million in bank time deposits with varying maturity dates within one year. We also acquired the Oil & Gas division of the Weir Group PLC for $361 million, net of cash acquired, in February 2021.
Net cash used for financing activities during the first nine months of 2021 was $4.67 billion, compared with net cash used of $742 million in the same period of 2020. The change was primarily due to the repayment of debt and lower proceeds from debt issuances. In addition, during the first nine months of 2021, we repurchased $1.62 billion of Caterpillar common stock compared with $1.13 billion during the same period a year ago.
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
Operational excellence and commitments – Capital expenditures were $693 million during the first nine months of 2021, compared to $685 million for the same period in 2020. We expect ME&T’s capital expenditures in 2021 to be about $1.0 billion to $1.1 billion. We made $229 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2021. We currently anticipate full-year 2021 contributions of approximately $310 million. In comparison, we made $217 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2020.
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
Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the second quarter of 2021, we resumed our share repurchase program under the 2018 Authorization. In the first nine months of 2021, we repurchased $1.62 billion of Caterpillar common stock, with $3.1 billion remaining under the 2018 Authorization as of September 30, 2021. Our basic shares outstanding as of September 30, 2021 were approximately 541 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2021, the Board of Directors approved maintaining our quarterly dividend at $1.11 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.73 billion in the first nine months of 2021.

Financial Products
Financial Products operating cash flow was $1.10 billion in the first nine months of 2021, compared with $1.04 billion for the same period a year ago. Net cash used for investing activities was $468 million for the first nine months of 2021, compared with net cash provided of $885 million for the same period in 2020. The change was primarily due to portfolio related activity. Net cash used for financing activities was $289 million for the first nine months of 2021 compared with $2.10 billion for the same period in 2020. The change was primarily due to higher portfolio funding requirements.
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
Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2021. The discount rates for our U.S. pension plans were 2.8 percent and 2.4 percent as of September 30, 2021 and December 31, 2020, respectively. Asset returns as of September 30, 2021 for our U.S. pension plans were 1.5 percent compared to an expected return on plan assets for 2021 of 4.2 percent. It is difficult to predict the December 31, 2021 adjustment amount, as it is dependent on several factors including discount rate, actual returns on plan assets and other actuarial assumptions.

Order Backlog
At the end of the third quarter of 2021, the dollar amount of backlog believed to be firm was approximately $20.6 billion, about $2.2 billion higher than the second quarter of 2021. The order backlog increased across the three primary segments, with the largest increase in Resource Industries. Of the total backlog at September 30, 2021, approximately $3.9 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs, which were incurred to generate longer-term benefits and (ii) remeasurement (gains) losses resulting from the settlements of pension obligations in 2020. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended September 30, 2021 - U.S. GAAP	$1,664	13.4%	$1,775	$368	20.7%	$1,426	$2.60
Restructuring costs	35	0.3%	35	6	15.0%	29	$0.06
Three Months Ended September 30, 2021 - Adjusted	$1,699	13.7%	$1,810	$374	20.7%	$1,455	$2.66

Three Months Ended September 30, 2020 - U.S. GAAP	$985	10.0%	$863	$187	21.7%	$668	$1.22
Restructuring costs	112	1.1%	112	13	12.0%	99	$0.18
Remeasurement (gains) losses of pension obligations	—	—%	77	12	15.6%	65	$0.12
Three Months Ended September 30, 2020 - Adjusted	$1,097	11.1%	$1,052	$212	20.2%	$832	$1.52

Nine Months Ended September 30, 2021 - U.S. GAAP	$5,267	14.2%	$5,642	$1,313	23.3%	$4,369	$7.94
Restructuring costs	124	0.3%	124	19	15.0%	105	$0.19
Nine Months Ended September 30, 2021 - Adjusted	$5,391	14.5%	$5,766	$1,332	23.1%	$4,474	$8.13

Nine Months Ended September 30, 2020 - U.S. GAAP	$3,173	10.4%	$3,054	$839	27.5%	$2,218	$4.05
Restructuring costs	296	1.0%	296	35	12.0%	261	$0.48
Remeasurement (gains) losses of pension obligations	—	—%	(55)	(10)	18.2%	(45)	$(0.08)
Nine Months Ended September 30, 2020 - Adjusted	$3,469	11.4%	$3,295	$864	26.2%	$2,434	$4.44

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30
	2021	2020
ME&T net cash provided by operating activities [1]	$4,899	$2,065
ME&T capital expenditures	$(693)	$(685)
ME&T free cash flow	$4,206	$1,380
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 77 - 78.

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

Pages 71 to 78 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$11,707	$11,707	$—	$—
Revenues of Financial Products	690	—	787	(97)	[1]
Total sales and revenues	12,397	11,707	787	(97)

Operating costs:
Cost of goods sold	8,617	8,618	—	(1)	[2]
Selling, general and administrative expenses	1,340	1,147	200	(7)	[2]
Research and development expenses	427	427	—	—
Interest expense of Financial Products	111	—	111	—
Other operating (income) expenses	238	(56)	310	(16)	[2]
Total operating costs	10,733	10,136	621	(24)

Operating profit	1,664	1,571	166	(73)

Interest expense excluding Financial Products	114	114	—	—
Other income (expense)	225	143	9	73	[3]

Consolidated profit before taxes	1,775	1,600	175	—

Provision (benefit) for income taxes	368	331	37	—
Profit of consolidated companies	1,407	1,269	138	—

Equity in profit (loss) of unconsolidated affiliated companies	21	23	—	(2)	[4]

Profit of consolidated and affiliated companies	1,428	1,292	138	(2)

Less: Profit (loss) attributable to noncontrolling interests	2	1	3	(2)	[5]

Profit [6]	$1,426	$1,291	$135	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$35,091	$35,091	$—	$—
Revenues of Financial Products	2,082	—	2,371	(289)	[1]
Total sales and revenues	37,173	35,091	2,371	(289)

Operating costs:
Cost of goods sold	25,510	25,515	—	(5)	[2]
Selling, general and administrative expenses	3,943	3,471	483	(11)	[2]
Research and development expenses	1,247	1,247	—	—
Interest expense of Financial Products	352	—	352	—
Other operating (income) expenses	854	(30)	931	(47)	[2]
Total operating costs	31,906	30,203	1,766	(63)

Operating profit	5,267	4,888	605	(226)

Interest expense excluding Financial Products	376	376	—	—
Other income (expense)	751	819	56	(124)	[3]

Consolidated profit before taxes	5,642	5,331	661	(350)

Provision (benefit) for income taxes	1,313	1,158	155	—
Profit of consolidated companies	4,329	4,173	506	(350)

Equity in profit (loss) of unconsolidated affiliated companies	44	52	—	(8)	[4]

Profit of consolidated and affiliated companies	4,373	4,225	506	(358)

Less: Profit (loss) attributable to noncontrolling interests	4	3	9	(8)	[5]

Profit [6]	$4,369	$4,222	$497	$(350)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$9,446	$8,554	$892	$—
Receivables – trade and other	7,647	3,175	430	4,042	[1,2]
Receivables – finance	8,919	—	13,095	(4,176)	[2]
Prepaid expenses and other current assets	2,215	1,831	425	(41)	[3]
Inventories	13,666	13,666	—	—
Total current assets	41,893	27,226	14,842	(175)

Property, plant and equipment – net	11,904	7,957	3,947	—
Long-term receivables – trade and other	1,273	389	215	669	[1,2]
Long-term receivables – finance	12,605	—	13,301	(696)	[2]
Noncurrent deferred and refundable income taxes	1,744	2,279	105	(640)	[4]
Intangible assets	1,121	1,121	—	—
Goodwill	6,353	6,353	—	—
Other assets	3,891	3,233	1,869	(1,211)	[5]
Total assets	$80,784	$48,558	$34,279	$(2,053)

Liabilities
Current liabilities:
Short-term borrowings	$3,247	$—	$3,247	$—
Accounts payable	7,218	7,112	240	(134)	[6]
Accrued expenses	3,579	3,234	345	—
Accrued wages, salaries and employee benefits	2,075	2,031	44	—
Customer advances	1,155	1,155	—	—
Other current liabilities	2,319	1,694	689	(64)	[4,7]
Long-term debt due within one year	6,383	48	6,335	—
Total current liabilities	25,976	15,274	10,900	(198)

Long-term debt due after one year	27,154	9,786	17,395	(27)	[8]
Liability for postemployment benefits	6,395	6,394	1	—
Other liabilities	4,564	3,905	1,371	(712)	[4]
Total liabilities	64,089	35,359	29,667	(937)
Commitments and contingencies
Shareholders’ equity
Common stock	6,352	6,352	919	(919)	[9]
Treasury stock	(26,608)	(26,608)	—	—
Profit employed in the business	38,361	34,138	4,212	11	[9]
Accumulated other comprehensive income (loss)	(1,440)	(715)	(725)	—
Noncontrolling interests	30	32	206	(208)	[9]
Total shareholders’ equity	16,695	13,199	4,612	(1,116)
Total liabilities and shareholders’ equity	$80,784	$48,558	$34,279	$(2,053)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$9,352	$8,822	$530	$—
Receivables – trade and other	7,317	3,846	397	3,074	[1,2]
Receivables – finance	9,463	—	13,681	(4,218)	[2]
Prepaid expenses and other current assets	1,930	1,376	624	(70)	[3]
Inventories	11,402	11,402	—	—
Total current assets	39,464	25,446	15,232	(1,214)

Property, plant and equipment – net	12,401	8,309	4,092	—
Long-term receivables – trade and other	1,185	363	164	658	[1,2]
Long-term receivables – finance	12,222	—	12,895	(673)	[2]
Noncurrent deferred and refundable income taxes	1,523	2,058	110	(645)	[4]
Intangible assets	1,308	1,308	—	—
Goodwill	6,394	6,394	—	—
Other assets	3,827	3,158	1,871	(1,202)	[5]
Total assets	$78,324	$47,036	$34,364	$(3,076)

Liabilities
Current liabilities:
Short-term borrowings	$2,015	$10	$2,005	$—
Short-term borrowings with consolidated companies	—	—	1,000	(1,000)	[6]
Accounts payable	6,128	6,060	212	(144)	[7]
Accrued expenses	3,642	3,099	543	—
Accrued wages, salaries and employee benefits	1,096	1,081	15	—
Customer advances	1,108	1,108	—	—
Dividends payable	562	562	—	—
Other current liabilities	2,017	1,530	580	(93)	[4,8]
Long-term debt due within one year	9,149	1,420	7,729	—
Total current liabilities	25,717	14,870	12,084	(1,237)

Long-term debt due after one year	25,999	9,764	16,250	(15)	[6]
Liability for postemployment benefits	6,872	6,872	—	—
Other liabilities	4,358	3,691	1,385	(718)	[4]
Total liabilities	62,946	35,197	29,719	(1,970)
Commitments and contingencies
Shareholders’ equity
Common stock	6,230	6,230	919	(919)	[9]
Treasury stock	(25,178)	(25,178)	—	—
Profit employed in the business	35,167	31,091	4,065	11	[9]
Accumulated other comprehensive income (loss)	(888)	(352)	(536)	—
Noncontrolling interests	47	48	197	(198)	[9]
Total shareholders’ equity	15,378	11,839	4,645	(1,106)
Total liabilities and shareholders’ equity	$78,324	$47,036	$34,364	$(3,076)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,373	$4,225	$506	$(358)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,766	1,162	604	—
Provision (benefit) for deferred income taxes	(321)	(255)	(66)	—
Other	102	104	(135)	133	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(326)	(338)	40	(28)	[2,3]
Inventories	(2,195)	(2,194)	—	(1)	[2]
Accounts payable	1,232	1,194	28	10	[2]
Accrued expenses	46	117	(71)	—
Accrued wages, salaries and employee benefits	934	905	29	—
Customer advances	39	39	—	—
Other assets – net	138	133	24	(19)	[2]
Other liabilities – net	(2)	(193)	144	47	[2]
Net cash provided by (used for) operating activities	5,786	4,899	1,103	(216)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(673)	(670)	(11)	8	[2]
Expenditures for equipment leased to others	(1,014)	(23)	(997)	6	[2]
Proceeds from disposals of leased assets and property, plant and equipment	877	71	818	(12)	[2]
Additions to finance receivables	(9,603)	—	(10,292)	689	[3]
Collections of finance receivables	9,221	—	9,946	(725)	[3]
Net intercompany purchased receivables	—	—	100	(100)	[3]
Proceeds from sale of finance receivables	44	—	44	—
Net intercompany borrowings	—	1,000	3	(1,003)	[4]
Investments and acquisitions (net of cash acquired)	(449)	(449)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	23	23	—	—
Proceeds from sale of securities	424	44	380	—
Investments in securities	(934)	(542)	(392)	—
Other – net	(8)	59	(67)	—
Net cash provided by (used for) investing activities	(2,092)	(487)	(468)	(1,137)

Cash flow from financing activities:
Dividends paid	(1,733)	(1,733)	(350)	350	[5]
Common stock issued, including treasury shares reissued	122	122	—	—
Common shares repurchased	(1,622)	(1,622)	—	—
Net intercompany borrowings	—	(3)	(1,000)	1,003	[4]
Proceeds from debt issued (original maturities greater than three months)	6,931	494	6,437	—
Payments on debt (original maturities greater than three months)	(8,620)	(1,910)	(6,710)	—
Short-term borrowings – net (original maturities three months or less)	1,324	(10)	1,334	—
Other – net	(4)	(4)	—	—
Net cash provided by (used for) financing activities	(3,602)	(4,666)	(289)	1,353
Effect of exchange rate changes on cash	(9)	(14)	5	—
Increase (decrease) in cash, cash equivalents and restricted cash	83	(268)	351	—
Cash, cash equivalents and restricted cash at beginning of period	9,366	8,822	544	—
Cash, cash equivalents and restricted cash at end of period	$9,449	$8,554	$895	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2020
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,223	$1,990	$263	$(30)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,815	1,217	598	—
Net gain on remeasurement of pension obligations	(55)	(55)	—	—
Provision (benefit) for deferred income taxes	(38)	(5)	(33)	—
Other	919	494	167	258	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	1,473	616	(54)	911	[2,3]
Inventories	(139)	(130)	—	(9)	[2]
Accounts payable	(596)	(599)	(6)	9	[2]
Accrued expenses	(286)	(314)	28	—
Accrued wages, salaries and employee benefits	(547)	(512)	(35)	—
Customer advances	13	13	—	—
Other assets – net	(15)	(136)	26	95	[2]
Other liabilities – net	(512)	(514)	83	(81)	[2]
Net cash provided by (used for) operating activities	4,255	2,065	1,037	1,153

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(686)	(687)	(11)	12	[2]
Expenditures for equipment leased to others	(805)	2	(823)	16	[2]
Proceeds from disposals of leased assets and property, plant and equipment	550	119	451	(20)	[2]
Additions to finance receivables	(9,278)	—	(10,234)	956	[3]
Collections of finance receivables	9,656	—	10,822	(1,166)	[3]
Net intercompany purchased receivables	—	—	971	(971)	[3]
Proceeds from sale of finance receivables	37	—	37	—
Net intercompany borrowings	—	599	6	(605)	[4]
Investments and acquisitions (net of cash acquired)	(93)	(93)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	13	13	—	—
Proceeds from sale of securities	239	17	222	—
Investments in securities	(512)	(15)	(497)	—
Other – net	(80)	(21)	(59)	—
Net cash provided by (used for) investing activities	(959)	(66)	885	(1,778)

Cash flow from financing activities:
Dividends paid	(1,683)	(1,683)	(20)	20	[5]
Common stock issued, including treasury shares reissued	110	110	—	—
Common shares repurchased	(1,130)	(1,130)	—	—
Net intercompany borrowings	—	(6)	(599)	605	[4]
Proceeds from debt issued (original maturities greater than three months)	9,418	1,991	7,427	—
Payments on debt (original maturities greater than three months)	(6,789)	(18)	(6,771)	—
Short-term borrowings – net (original maturities three months or less)	(2,138)	(5)	(2,133)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(2,213)	(742)	(2,096)	625
Effect of exchange rate changes on cash	(56)	(47)	(9)	—
Increase (decrease) in cash, cash equivalents and restricted cash	1,027	1,210	(183)	—
Cash, cash equivalents and restricted cash at beginning of period	8,292	7,302	990	—
Cash, cash equivalents and restricted cash at end of period	$9,319	$8,512	$807	$—

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

Changes in internal control over financial reporting

During the third quarter of 2021, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3]	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (in billions)[1]
July 1-31, 2021	2,134,721	$211.64	2,134,721	$4.064
August 1-31, 2021	3,117,946	$207.19	3,117,946	$3.418
September 1-30, 2021	1,357,771	$201.53	1,357,771	$3.144
Total	6,610,438	$207.46	6,610,438

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of September 30, 2021, approximately $3.1 billion remained available under the 2018 Authorization.

[2] During the third quarter of 2021, we entered into an ASR with a third-party financial institution to purchase $750 million of our common stock. In August 2021, upon payment of the $750 million to the financial institution, we received 2.9 million shares. In September 2021, upon final settlement of the ASR, we received an additional 0.7 million shares. In total, we repurchased 3.6 million shares under this ASR at an average price per share of $206.21.

3 In July, August and September of 2021, we repurchased 2.2 million, 0.2 million and 0.6 million shares respectively, for an aggregate of $622 million in open market transactions at an average price per share of $211.64, $208.70 and $200.00, respectively.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2021, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 12,000 active participants in the aggregate. During the third quarter of 2021, approximately 73,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1
Credit Agreement (2021 364-Day Facility), dated September 2, 2021,among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2021)

10.2
Local Currency Addendum, dated as of September 2, 2021, to the Credit Agreement (2021 364-Day Facility) (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 8, 2021)

10.3
Japan Local Currency Addendum, dated as of September 2, 2021, to the Credit Agreement (2021 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 8, 2021)

10.4
Amendment No. 1 to Second Amended and Restated Credit Agreement (Three-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent

10.5
Amendment No. 1 to Second Amended and Restated Credit Agreement (Five-Year Facility), Amendment No. 1 to Local Currency Addendum and Amendment No. 1 to Japan Local Currency Addendum, dated as of September 2, 2021, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 8, 2021)

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

CATERPILLAR INC.

November 3, 2021	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

November 3, 2021	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

November 3, 2021	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

November 3, 2021	/s/ G. Michael Marvel	Chief Accounting Officer
G. Michael Marvel