Form 10-Q
period 2022-03-31
CATERPILLAR INC
filed 2022-05-04
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

At March 31, 2022, 533,353,205 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31
	2022	2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,886	$11,191
Revenues of Financial Products	703	696
Total sales and revenues	13,589	11,887

Operating costs:
Cost of goods sold	9,559	8,012
Selling, general and administrative expenses	1,346	1,239
Research and development expenses	457	374
Interest expense of Financial Products	106	125
Other operating (income) expenses	266	323
Total operating costs	11,734	10,073

Operating profit	1,855	1,814

Interest expense excluding Financial Products	109	142
Other income (expense)	253	325

Consolidated profit before taxes	1,999	1,997

Provision (benefit) for income taxes	469	475
Profit of consolidated companies	1,530	1,522

Equity in profit (loss) of unconsolidated affiliated companies	7	9

Profit of consolidated and affiliated companies	1,537	1,531

Less: Profit (loss) attributable to noncontrolling interests	—	1

Profit [1]	$1,537	$1,530

Profit per common share	$2.88	$2.80

Profit per common share – diluted [2]	$2.86	$2.77

Weighted-average common shares outstanding (millions)
– Basic	534.5	546.4
– Diluted [2]	538.3	551.4

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2022	2021

Profit of consolidated and affiliated companies	$1,537	$1,531
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(115)	(347)
Pension and other postretirement benefits:	(1)	(8)
Derivative financial instruments:	23	(31)
Available-for-sale securities:	(64)	(16)

Total other comprehensive income (loss), net of tax	(157)	(402)
Comprehensive income	1,380	1,129
Less: comprehensive income attributable to the noncontrolling interests	—	1
Comprehensive income attributable to shareholders	$1,380	$1,128

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,526	$9,254
Receivables – trade and other	9,135	8,477
Receivables – finance	9,003	8,898
Prepaid expenses and other current assets	2,868	2,788
Inventories	15,038	14,038
Total current assets	42,570	43,455

Property, plant and equipment – net	11,932	12,090
Long-term receivables – trade and other	1,204	1,204
Long-term receivables – finance	12,665	12,707
Noncurrent deferred and refundable income taxes	1,973	1,840
Intangible assets	967	1,042
Goodwill	6,293	6,324
Other assets	4,672	4,131
Total assets	$82,276	$82,793

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$9
Financial Products	4,501	5,395
Accounts payable	8,361	8,154
Accrued expenses	3,846	3,757
Accrued wages, salaries and employee benefits	1,275	2,242
Customer advances	1,388	1,087
Dividends payable	—	595
Other current liabilities	2,355	2,256
Long-term debt due within one year:
Machinery, Energy & Transportation	127	45
Financial Products	7,679	6,307
Total current liabilities	29,532	29,847

Long-term debt due after one year:
Machinery, Energy & Transportation	9,636	9,746
Financial Products	15,641	16,287
Liability for postemployment benefits	5,363	5,592
Other liabilities	5,007	4,805
Total liabilities	65,179	66,277
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/22 and 12/31/21 – 814,894,624) at paid-in amount	6,281	6,398
Treasury stock (3/31/22 – 281,541,419 shares; 12/31/21 – 279,006,573 shares) at cost	(28,326)	(27,643)
Profit employed in the business	40,820	39,282
Accumulated other comprehensive income (loss)	(1,710)	(1,553)
Noncontrolling interests	32	32
Total shareholders’ equity	17,097	16,516
Total liabilities and shareholders’ equity	$82,276	$82,793

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2021
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit of consolidated and affiliated companies	—	—	1,530	—	1	1,531
Foreign currency translation, net of tax	—	—	—	(347)	—	(347)
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(31)	—	(31)
Available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 2,459,683	(63)	128	—	—	—	65
Stock-based compensation expense	42	—	—	—	—	42
Other	6	1	—	—	(2)	5
Balance at March 31, 2021	$6,215	$(25,049)	$36,697	$(1,290)	$44	$16,617

Three Months Ended March 31, 2022
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit of consolidated and affiliated companies	—	—	1,537	—	—	1,537
Foreign currency translation, net of tax	—	—	—	(115)	—	(115)
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	23	—	23
Available-for-sale securities, net of tax	—	—	—	(64)	—	(64)
Dividends declared	—	—	1	—	—	1
Common shares issued from treasury stock for stock-based compensation: 1,037,468	(65)	37	—	—	—	(28)
Stock-based compensation expense	40	—	—	—	—	40
Common shares repurchased: 3,571,684 [1]	—	(720)	—	—	—	(720)
Other	(92)	—	—	—	—	(92)
Balance at March 31, 2022	$6,281	$(28,326)	$40,820	$(1,710)	$32	$17,097

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31
	2022	2021
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,537	$1,531
Adjustments for non-cash items:
Depreciation and amortization	557	586
Provision (benefit) for deferred income taxes	(99)	109
Other	(52)	(104)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(372)	(543)
Inventories	(1,032)	(657)
Accounts payable	452	733
Accrued expenses	(74)	84
Accrued wages, salaries and employee benefits	(965)	191
Customer advances	311	58
Other assets – net	99	56
Other liabilities – net	(49)	(116)
Net cash provided by (used for) operating activities	313	1,928

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(346)	(252)
Expenditures for equipment leased to others	(333)	(252)
Proceeds from disposals of leased assets and property, plant and equipment	269	309
Additions to finance receivables	(2,988)	(2,629)
Collections of finance receivables	2,966	2,770
Proceeds from sale of finance receivables	9	5
Investments and acquisitions (net of cash acquired)	(8)	(386)
Proceeds from sale of businesses and investments (net of cash sold)	—	28
Proceeds from sale of securities	571	126
Investments in securities	(1,438)	(148)
Other – net	(15)	(48)
Net cash provided by (used for) investing activities	(1,313)	(477)

Cash flow from financing activities:
Dividends paid	(595)	(562)
Common stock issued, including treasury shares reissued	(28)	65
Common shares repurchased	(820)	—
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	494
Financial Products	2,131	1,779
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(6)	(644)
Financial Products	(1,381)	(2,243)
Short-term borrowings – net (original maturities three months or less)	(1,016)	1,659
Other – net	—	(2)
Net cash provided by (used for) financing activities	(1,715)	546
Effect of exchange rate changes on cash	(16)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,731)	1,985
Cash, cash equivalents and restricted cash at beginning of period	9,263	9,366
Cash, cash equivalents and restricted cash at end of period	$6,532	$11,351

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2022 and 2021, (b) the consolidated comprehensive income for the three months ended March 31, 2022 and 2021, (c) the consolidated financial position at March 31, 2022 and December 31, 2021, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2022 and 2021 and (e) the consolidated cash flow for the three months ended March 31, 2022 and 2021.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).

The December 31, 2021 financial position data included herein is derived from the audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

2.                                   New accounting guidance

A. Adoption of new accounting standards

We consider the applicability and impact of all ASUs. We adopted the following ASUs effective January 1, 2022, none of which had a material impact on our financial statements:

ASU	Description
2020-06	Debt with conversion and other options and Derivatives and hedging
2021-05	Lessor - Variable lease payments
2021-10	Government assistance

B. Accounting standards issued but not yet adopted

We consider the applicability and impact of all ASUs. We assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.     Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products. In addition, Cat Financial provides wholesale inventory financing for a dealer’s purchase of inventory. We include wholesale inventory receivables in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,818 million, $7,267 million and $6,310 million as of March 31, 2022, December 31, 2021 and December 31, 2020, respectively. Long-term trade receivables from dealers and end users were $553 million, $624 million and $657 million as of March 31, 2022, December 31, 2021 and December 31, 2020, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $1,869 million, $1,557 million and $1,526 million as of March 31, 2022, December 31, 2021 and December 31, 2020, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2022 and 2021, we recognized $437 million and $433 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2022 and 2021, respectively.

As of March 31, 2022, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $7.7 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following March 31, 2022. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $40 million and $42 million for the three months ended March 31, 2022 and 2021, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,029,202	$51.69	$196.70	1,084,821	$56.30	$219.76
RSUs	484,025	$196.70	$196.70	448,311	$219.76	$219.76
PRSUs	258,900	$196.70	$196.70	266,894	$219.76	$219.76

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2022 and 2021, respectively:

	Grant Year
	2022	2021
Weighted-average dividend yield	2.60%	2.60%
Weighted-average volatility	31.7%	32.9%
Range of volatilities	25.3% - 36.8%	29.2% - 45.8%
Range of risk-free interest rates	1.03% - 2.00%	0.06% - 1.41%
Weighted-average expected lives	8 years	8 years

As of March 31, 2022, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $299 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of March 31, 2022, the maximum term of these outstanding contracts at inception was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. We perform designation on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	March 31, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$242	$(127)	$228	$(64)
Interest rate contracts	75	(87)	38	(15)
Total	$317	$(214)	$266	$(79)

Undesignated derivatives
Foreign exchange contracts	$58	$(88)	$46	$(42)
Commodity contracts	87	—	30	(9)
Total	$145	$(88)	$76	$(51)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of March 31, 2022 and December 31, 2021 were $20.7 billion and $18.9 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended March 31
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(63)	$78	$(9)	$72	$26	$129
Interest rate contracts	7	7	56	7	(7)	(11)
Commodity contracts	93	20	—	—	—	—
Total	$37	$105	$47	$79	$19	$118

[1] Foreign exchange contract and Commodity contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Sales of Machinery, Energy & Transportation and Other income (expense) in the Consolidated Statement of Results of Operations. Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products in the Consolidated Statement of Results of Operations.

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Long-term debt due within one year	$750	$755	$—	$5
Long-term debt due after one year	2,419	1,304	(87)	(2)
Total	$3,169	$2,059	$(87)	$3

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2022 and December 31, 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$462	$(302)	$342	$(130)
Financial Instruments Not Offset	(152)	152	(114)	114
Cash Collateral Received	—	—	—	—
Net Amount	$310	$(150)	$228	$(16)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	March 31, 2022	December 31, 2021
Raw materials	$5,924	$5,528
Work-in-process	1,438	1,318
Finished goods	7,390	6,907
Supplies	286	285
Total inventories	$15,038	$14,038

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		March 31, 2022
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,273	$(1,601)	$672
Intellectual property	12	1,473	(1,225)	248
Other	16	131	(84)	47
Total finite-lived intangible assets	14	$3,877	$(2,910)	$967

		December 31, 2021
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,421	$(1,709)	$712
Intellectual property	12	1,472	(1,192)	280
Other	14	156	(106)	50
Total finite-lived intangible assets	14	$4,049	$(3,007)	$1,042

Amortization expense for the three months ended March 31, 2022 and 2021 was $72 million and $77 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2022	2023	2024	2025	2026	Thereafter
$214	$227	$168	$158	$87	$113

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2022 or 2021.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2022 were as follows:

(Millions of dollars)	December 31, 2021	Other Adjustments [1]	March 31, 2022
Construction Industries
Goodwill	$302	$(9)	$293
Impairments	(22)	—	(22)
Net goodwill	280	(9)	271
Resource Industries
Goodwill	4,182	2	4,184
Impairments	(1,175)	—	(1,175)
Net goodwill	3,007	2	3,009
Energy & Transportation
Goodwill	2,985	(22)	2,963
All Other [2]
Goodwill	52	(2)	50
Consolidated total
Goodwill	7,521	(31)	7,490
Impairments	(1,197)	—	(1,197)
Net goodwill	$6,324	$(31)	$6,293

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other operating segment (See Note 16).

8.                                     Investments in debt and equity securities

We have investments in certain debt and equity securities, which we record at fair value and primarily include in Other assets in the Consolidated Statement of Financial Position.

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	March 31, 2022			December 31, 2021
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	61	(1)	60	61	—	61

Corporate bonds
Corporate bonds	2,026	(38)	1,988	1,027	19	1,046
Asset-backed securities	184	(1)	183	175	1	176

Mortgage-backed debt securities
U.S. governmental agency	328	(9)	319	319	6	325
Residential	3	—	3	4	—	4
Commercial	103	(3)	100	98	1	99
Total available-for-sale debt securities	$2,714	$(52)	$2,662	$1,694	$27	$1,721

Available-for-sale debt securities in an unrealized loss position:

	March 31, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
Other U.S. and non-U.S. government bonds	$24	$1	$—	$—	$24	$1

Corporate bonds
Corporate bonds	1,433	37	61	6	1,494	43
Asset-backed securities	109	3	—	—	109	3

Mortgage-backed debt securities
U.S. governmental agency	231	8	25	2	256	10
Commercial	98	3	1	—	99	3
Total	$1,895	$52	$87	$8	$1,982	$60

	December 31, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$270	$4	$33	$1	$303	$5

Mortgage-backed debt securities
U.S. governmental agency	89	1	22	—	111	1
Total	$359	$5	$55	$1	$414	$6

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt, corporate bonds and mortgage-backed debt securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2022.

The cost basis and fair value of available-for-sale debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2022
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$508	$507
Due after one year through five years	1,369	1,341
Due after five years through ten years	327	317
Due after ten years	76	75
U.S. governmental agency mortgage-backed securities	328	319
Residential mortgage-backed securities	3	3
Commercial mortgage-backed securities	103	100
Total debt securities – available-for-sale	$2,714	$2,662

Sales of available-for-sale debt securities:
	Three Months Ended March 31
(Millions of dollars)	2022	2021
Proceeds from the sale of available-for-sale securities	$96	$100
Gross gains from the sale of available-for-sale securities	—	—
Gross losses from the sale of available-for-sale securities	—	—

In addition, we had $813 million and $964 million of investments in time deposits classified as held-to-maturity debt securities as of March 31, 2022 and December 31, 2021, respectively. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value. We did not have any unrealized gains or losses on these securities as of March 31, 2022 and December 31, 2021.
For the three months ended March 31, 2022 and 2021, the net unrealized gains (losses) for equity securities held at March 31, 2022 and 2021 were $(12) million and $20 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	March 31		March 31		March 31
	2022	2021	2022	2021	2022	2021
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$13	$14	$25	$25
Interest cost	100	82	18	14	20	16
Expected return on plan assets	(167)	(179)	(34)	(32)	(4)	(2)
Amortization of prior service cost (credit)	—	—	—	—	(1)	(10)
Net periodic benefit cost (benefit) [1]	$(67)	$(97)	$(3)	$(4)	$40	$29

1    The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $210 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2022. We currently anticipate full-year 2022 contributions of approximately $357 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31
(Millions of dollars)	2022	2021
U.S. Plans	$114	$125
Non-U.S. Plans	29	26
	$143	$151

The decrease in the U.S. defined contribution benefit costs for the three months ended March 31, 2022 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.       Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31
(Millions of dollars)	2022	2021
Finance lease revenue	$112	$125
Operating lease revenue	278	294
Total	$390	$419

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

In 2016, we provided a guarantee to an end user related to the performance of contractual obligations by a Caterpillar dealer. Under the guarantee, which expires in 2025, non-performance by the Caterpillar dealer could require Caterpillar to satisfy the contractual obligations by providing goods, services or financial compensation to the end user up to an annual designated cap. This guarantee was terminated during the first quarter of 2022. No payments were made under the guarantee.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2022 and December 31, 2021, the related recorded liability was $4 million and $5 million respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees was as follows:

(Millions of dollars)	March 31, 2022	December 31, 2021
Caterpillar dealer performance guarantees	$251	$747
Supplier consortium performance guarantee	239	242
Other guarantees	165	232
Total guarantees	$655	$1,221

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2022 and December 31, 2021, the SPC’s assets of $839 million and $888 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $838 million and $888 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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
The reconciliation of the change in our product warranty liability balances for the quarters ended March 31 was as follows:

	First Three Months
(Millions of dollars)	2022	2021
Warranty liability, beginning of period	$1,689	$1,612
Reduction in liability (payments)	(194)	(225)
Increase in liability (new warranties)	168	244
Warranty liability, end of period	$1,663	$1,631

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31
(Dollars in millions except per share data)	2022	2021
Profit for the period (A) [1]	$1,537	$1,530
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	534.5	546.4
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.8	5.0
Average common shares outstanding for fully diluted computation (C) [2]	538.3	551.4
Profit per share of common stock:
Assuming no dilution (A/B)	$2.88	$2.80
Assuming full dilution (A/C) [2]	$2.86	$2.77
Shares outstanding as of March 31 (in millions)	533.4	547.8

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2022 and 2021, we excluded 2.1 million and 1.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of March 31, 2022, approximately $1.4 billion remained available under the 2018 Authorization.

For the three months ended March 31, 2022, we repurchased 3.6 million shares of Caterpillar common stock, at an aggregate cost of $720 million. For the three months ended March 31, 2021, we did not repurchase any shares of Caterpillar common stock. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended March 31
(Millions of dollars)	2022	2021
Foreign currency translation:
Beginning balance	$(1,508)	$(910)
Gains (losses) on foreign currency translation	(104)	(323)
Less: Tax provision /(benefit)	11	24
Net gains (losses) on foreign currency translation	(115)	(347)
(Gains) losses reclassified to earnings	—	—
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	—	—
Other comprehensive income (loss), net of tax	(115)	(347)
Ending balance	$(1,623)	$(1,257)

Pension and other postretirement benefits
Beginning balance	$(62)	$(32)
Current year prior service credit (cost)	—	—
Less: Tax provision /(benefit)	—	—
Net current year prior service credit (cost)	—	—
Amortization of prior service (credit) cost	(1)	(10)
Less: Tax provision /(benefit)	—	(2)
Net amortization of prior service (credit) cost	(1)	(8)
Other comprehensive income (loss), net of tax	(1)	(8)
Ending balance	$(63)	$(40)
Derivative financial instruments
Beginning balance	$(3)	$—
Gains (losses) deferred	47	79
Less: Tax provision /(benefit)	10	16
Net gains (losses) deferred	37	63
(Gains) losses reclassified to earnings	(19)	(118)
Less: Tax provision /(benefit)	(5)	(24)
Net (gains) losses reclassified to earnings	(14)	(94)
Other comprehensive income (loss), net of tax	23	(31)
Ending balance	$20	$(31)

Available-for-sale securities
Beginning balance	$20	$54
Gains (losses) deferred	(79)	(21)
Less: Tax provision /(benefit)	(15)	(5)
Net gains (losses) deferred	(64)	(16)
(Gains) losses reclassified to earnings	—	—
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	—	—
Other comprehensive income (loss), net of tax	(64)	(16)
Ending balance	$(44)	$38

Total AOCI Ending Balance at March 31	$(1,710)	$(1,290)

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

15.                              Income taxes

The provision for income taxes for the first three months of 2022 reflected an estimated annual tax rate of 24 percent, compared with 26 percent for the first three months of 2021, excluding the discrete items discussed in the following paragraph. The comparative tax rate for full-year 2021 was approximately 23 percent. The increase in the estimated annual tax rate from full-year 2021 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2022.

In addition, a discrete tax benefit of $12 million was recorded in the first three months of 2022, compared with a $43 million benefit in the first three months of 2021, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

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

Segment information for 2021 has been recast due to a methodology change related to how we assign intersegment sales and segment profit from our technology products and services to Construction Industries, Resource Industries and Energy & Transportation. This methodology change did not have a material impact on our segment results.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; longwall miners; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; select work tools; machinery components; electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated manufacturing, research and development for hydraulic systems, automation, electronics and software for Cat machines and engines. Inter-segment sales are a source of revenue for this segment.

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Cat machinery; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

Financial Products Segment:  Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.

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

For the three months ended March 31, 2022 and 2021, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended March 31, 2022
Construction Industries	$2,720	$627	$1,277	$1,462	$6,086		$29	$6,115
Resource Industries	1,018	399	594	748	2,759		71	2,830
Energy & Transportation	1,938	310	1,184	600	4,032		1,006	5,038
Financial Products Segment	503	73	96	111	783	[1]	—	783
Total sales and revenues from reportable segments	6,179	1,409	3,151	2,921	13,660		1,106	14,766
All Other operating segment	18	—	5	16	39		79	118
Corporate Items and Eliminations	(60)	(16)	(11)	(23)	(110)		(1,185)	(1,295)
Total Sales and Revenues	$6,137	$1,393	$3,145	$2,914	$13,589		$—	$13,589

Three Months Ended March 31, 2021
Construction Industries	$2,126	$392	$1,081	$1,842	$5,441		$18	$5,459
Resource Industries	657	405	474	561	2,097		81	2,178
Energy & Transportation	1,782	256	1,093	527	3,658		849	4,507
Financial Products Segment	476	62	100	123	761	[1]	—	761
Total sales and revenues from reportable segments	5,041	1,115	2,748	3,053	11,957		948	12,905
All Other operating segment	13	—	3	22	38		92	130
Corporate Items and Eliminations	(63)	(11)	(8)	(26)	(108)		(1,040)	(1,148)
Total Sales and Revenues	$4,991	$1,104	$2,743	$3,049	$11,887		$—	$11,887

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $100 million and $84 million in the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended March 31
(Millions of dollars)	2022	2021
Oil and gas	$948	$915
Power generation	1,012	963
Industrial	1,020	813
Transportation	1,052	967
Energy & Transportation External Sales	$4,032	$3,658

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended March 31
	2022	2021
Profit from reportable segments:
Construction Industries	$1,057	$1,042
Resource Industries	361	312
Energy & Transportation	538	675
Financial Products Segment	238	244
Total profit from reportable segments	2,194	2,273
Profit from All Other operating segment	3	3
Cost centers	10	21
Corporate costs	(198)	(185)
Timing	(98)	(66)
Restructuring costs	(13)	(64)
Methodology differences:
Inventory/cost of sales	168	—
Postretirement benefit expense	81	68
Stock-based compensation expense	(40)	(42)
Financing costs	(100)	(130)
Currency	106	186
Other income/expense methodology differences	(81)	(49)
Other methodology differences	(33)	(18)
Total consolidated profit before taxes	$1,999	$1,997

Reconciliation of Assets:

(Millions of dollars)	March 31, 2022	December 31, 2021
Assets from reportable segments:
Construction Industries	$5,019	$4,547
Resource Industries	5,717	5,962
Energy & Transportation	9,480	9,253
Financial Products Segment	35,108	34,860
Total assets from reportable segments	55,324	54,622
Assets from All Other operating segment	2,568	1,678
Items not included in segment assets:
Cash and cash equivalents	5,662	8,428
Deferred income taxes	1,862	1,735
Goodwill and intangible assets	4,842	4,859
Property, plant and equipment – net and other assets	3,149	4,056
Inventory methodology differences	(2,901)	(2,656)
Liabilities included in segment assets	11,378	10,777
Other	392	(706)
Total assets	$82,276	$82,793

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended March 31
	2022	2021
Depreciation and amortization from reportable segments:
Construction Industries	$58	$59
Resource Industries	92	99
Energy & Transportation	134	142
Financial Products Segment	188	196
Total depreciation and amortization from reportable segments	472	496
Items not included in segment depreciation and amortization:
All Other operating segment	58	62
Cost centers	21	26
Other	6	2
Total depreciation and amortization	$557	$586

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended March 31
	2022	2021
Capital expenditures from reportable segments:
Construction Industries	$32	$28
Resource Industries	22	23
Energy & Transportation	177	81
Financial Products Segment	241	228
Total capital expenditures from reportable segments	472	360
Items not included in segment capital expenditures:
All Other operating segment	16	15
Cost centers	9	19
Timing	192	124
Other	(10)	(14)
Total capital expenditures	$679	$504

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of March 31, 2022.

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

During the three months ended March 31, 2022, Cat Financial's forecasts for the markets in which it operates reflected a continuation of the trend of a growing economy, improved unemployment rates and relatively low delinquencies. However, an increase in inflation, exacerbated by an increase in commodity prices, dampened the expectations of global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three months ended March 31, 2022.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Customer		Dealer	Total	Customer	Dealer	Total
Beginning balance	$251		$82	$333	$431	$44	$475
Write-offs	(20)		—	(20)	(34)	—	(34)
Recoveries	12		—	12	10	—	10
Provision for credit losses	26	[1]	(1)	25	(10)	—	(10)
Other	2		—	2	(4)	—	(4)
Ending balance	$271		$81	$352	$393	$44	$437

Finance Receivables	$20,289		$1,722	$22,011	$19,103	$2,633	$21,736

[1] Included a higher reserve for the Russia and Ukraine portfolios.

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
Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,204	$4,442	$2,323	$1,213	$503	$154	$188	$10,027
31-60 days past due	5	29	22	15	7	3	6	87
61-90 days past due	—	8	4	4	2	1	2	21
91+ days past due	—	10	13	10	11	8	5	57

EAME
Current	307	1,369	739	496	295	136	—	3,342
31-60 days past due	1	12	6	5	1	—	—	25
61-90 days past due	—	4	4	1	1	1	—	11
91+ days past due	—	4	11	3	2	2	—	22

Asia/Pacific
Current	333	1,145	667	225	53	13	—	2,436
31-60 days past due	1	14	18	9	1	—	—	43
61-90 days past due	—	4	8	5	1	—	—	18
91+ days past due	—	7	9	7	2	—	—	25

Mining
Current	195	780	312	274	167	167	48	1,943
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	1	1	8	12	8	—	30

Latin America
Current	204	607	270	137	45	29	—	1,292
31-60 days past due	—	6	7	5	16	—	—	34
61-90 days past due	—	5	1	1	1	—	—	8
91+ days past due	—	9	14	9	5	18	—	55

Caterpillar Power Finance
Current	12	105	144	92	65	236	115	769
31-60 days past due	2	—	—	—	—	—	—	2
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	42	—	42

Totals by Aging Category
Current	$2,255	$8,448	$4,455	$2,437	$1,128	$735	$351	$19,809
31-60 days past due	9	61	53	34	25	3	6	191
61-90 days past due	—	21	17	11	5	2	2	58
91+ days past due	—	31	48	37	32	78	5	231
Total Customer	$2,264	$8,561	$4,573	$2,519	$1,190	$818	$364	$20,289

(Millions of dollars)	December 31, 2021
	2020	2019	2018	2017	2016	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65

EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20

Asia/Pacific
Current	1,271	803	307	71	16	2	—	2,470
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25

Mining
Current	851	347	307	193	36	161	36	1,931
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22

Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50

Caterpillar Power Finance
Current	117	145	97	70	180	104	101	814
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44

Totals by Aging Category
Current	$9,147	$5,026	$2,874	$1,386	$571	$343	$319	$19,666
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total Customer	$9,234	$5,152	$2,964	$1,444	$597	$410	$334	$20,135

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer

As of March 31, 2022, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $74 million. Of these past due receivables, $73 million were 91+ days past due in Latin America and were originated in 2017. As of December 31, 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017.

Non-accrual finance receivables

Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due or have been restructured in a troubled debt restructuring (TDR). Recognition is resumed and previously suspended income is recognized when collection is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	March 31, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$43	$6	$13	$47	$9	$12
EAME	20	1	2	18	1	2
Asia/Pacific	13	—	13	19	—	7
Mining	28	1	1	8	1	14
Latin America	51	—	1	52	4	1
Caterpillar Power Finance	31	12	—	40	11	—
Total	$186	$20	$30	$184	$26	$36

There was $1 million and $3 million of interest income recognized during the three months ended March 31, 2022 and 2021, respectively, for customer finance receivables on non-accrual status.

As of March 31, 2022 and December 31, 2021, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $73 million and $78 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of March 31, 2022 and December 31, 2021 and no interest income was recognized on dealer finance receivables on non-accrual status during the three months ended March 31, 2022 and 2021.

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

There were no finance receivables modified as TDRs during the three months ended March 31, 2022 and 2021 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Customer
EAME	$1	$1	$—	$—
Mining	—	—	11	5
Caterpillar Power Finance	6	6	—	—
Total	$7	$7	$11	$5

The Post-TDR amortized costs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Three Months Ended March 31
Customer	2022	2021
North America	$—	$1
Asia/Pacific	—	4
Mining	5	—
Caterpillar Power Finance	—	5
Total	$5	$10

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

Investments in debt and equity securities
We have investments in certain debt and equity securities that are recorded at fair value.  Fair values for our U.S. treasury bonds and large capitalization value and smaller company growth equity securities are based upon valuations for identical instruments in active markets.  Fair values for other government bonds, corporate bonds and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	60	—	—	60
Corporate bonds
Corporate bonds	—	1,988	—	—	1,988
Asset-backed securities	—	183	—	—	183
Mortgage-backed debt securities
U.S. governmental agency	—	319	—	—	319
Residential	—	3	—	—	3
Commercial	—	100	—	—	100
Total debt securities	9	2,653	—	—	2,662
Equity securities
Large capitalization value	214	—	—	—	214
Smaller company growth	72	—	—	—	72
REIT	—	—	—	185	185
Total equity securities	286	—	—	185	471
Derivative financial instruments - assets
Foreign currency contracts - net	—	85	—	—	85
Commodity contracts - net	—	87	—	—	87
Total assets	$295	$2,825	$—	$185	$3,305
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$12	$—	$—	$12
Total liabilities	$—	$12	$—	$—	$12

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	61	—	—	61
Corporate bonds
Corporate bonds	—	1,046	—	—	1,046
Asset-backed securities	—	176	—	—	176
Mortgage-backed debt securities
U.S. governmental agency	—	325	—	—	325
Residential	—	4	—	—	4
Commercial	—	99	—	—	99
Total debt securities	10	1,711	—	—	1,721
Equity securities
Large capitalization value	217	—	—	—	217
Smaller company growth	98	—	—	—	98
REIT	—	—	—	167	167
Total equity securities	315	—	—	167	482
Derivative financial instruments - assets
Foreign currency contracts - net	—	168	—	—	168
Interest rate contracts - net	—	23	—	—	23
Commodity contracts - net	—	21	—	—	21
Total Assets	$325	$1,923	$—	$167	$2,415

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $108 million and $100 million as of March 31, 2022 and December 31, 2021, respectively.

    B. Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we use the following methods and assumptions to estimate the fair value of our financial instruments:

Cash and cash equivalents
Carrying amount approximates fair value. We classify cash and cash equivalents as Level 1. See Consolidated Statement of Financial Position.

Restricted cash and short-term investments
Carrying amount approximates fair value.  We include restricted cash and short-term investments in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We classify these instruments as Level 1 except for time deposits which are Level 2. See Note 8 for additional information.

Finance receivables
We estimate fair value by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Wholesale inventory receivables
We estimate fair value by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Short-term borrowings
Carrying amount approximates fair value. We classify short-term borrowings as Level 1. See Consolidated Statement of Financial Position.

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Guarantees
The fair value of guarantees is based upon our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions. We classify guarantees as Level 3. See Note 11 for additional information.

Our financial instruments not carried at fair value were as follows:

	March 31, 2022		December 31, 2021
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$14,077	$13,848	$13,837	$13,836	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	714	690	773	753	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,763	11,127	9,791	12,420	2
Financial Products	23,320	23,010	22,594	22,797	2

1    Represents finance leases and failed sale leasebacks of $7,895 million and $8,083 million at March 31, 2022 and December 31, 2021, respectively.

19.                         Other income (expense)

	Three Months Ended March 31
(Millions of dollars)	2022	2021
Investment and interest income	$21	$23
Foreign exchange gains (losses) [1]	47	95
License fee income	32	25
Net periodic pension and OPEB income (cost), excluding service cost	68	111
Gains (losses) on securities	(12)	25
Miscellaneous income (loss)	97	46
Total	$253	$325

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

Restructuring costs for the three months ended March 31, 2022 and 2021 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2022	2021
Employee separations [1]	$5	$45
Long-lived asset impairments [1]	—	11
Other [2]	8	8
Total restructuring costs	$13	$64

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management, equipment relocation and inventory write-downs, all of which are primarily included in Cost of goods sold.

For both the three months ended March 31, 2022 and 2021, the restructuring costs were primarily related to actions across the company including strategic actions to address a small number of products.

In 2022 and 2021, all restructuring costs are excluded from segment profit.

The following table summarizes the 2022 and 2021 employee separation activity:

(Millions of dollars)	Three Months Ended March 31
	2022	2021
Liability balance, beginning of period	$61	$164
Increase in liability (separation charges)	5	45
Reduction in liability (payments)	(19)	(55)
Liability balance, end of period	$47	$154

Most of the liability balance at March 31, 2022 is expected to be paid in 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2021 Form 10-K.

Highlights for the first quarter of 2022 include:
•Total sales and revenues for the first quarter of 2022 were $13.589 billion, an increase of $1.702 billion, or 14 percent, compared with $11.887 billion in the first quarter of 2021. Sales were higher across the three primary segments.
•Operating profit margin was 13.7 percent for the first quarter of 2022, compared with 15.3 percent for the first quarter of 2021. Adjusted operating profit margin was 13.7 percent for the first quarter of 2022, compared with 15.8 percent for the first quarter of 2021.
•First-quarter 2022 profit per share was $2.86, and excluding the items in the table below, adjusted profit per share was $2.88. First-quarter 2021 profit per share was $2.77, and excluding the items in the table below, adjusted profit per share was $2.87.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 53.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$1,999	$2.86	$1,997	$2.77
Restructuring costs	13	0.02	64	0.10
Adjusted profit	$2,012	$2.88	$2,061	$2.87

•Enterprise operating cash flow was $0.3 billion in the first quarter of 2022. Caterpillar ended the first quarter of 2022 with $6.5 billion of enterprise cash.
Overview
Total sales and revenues for the first quarter of 2022 were $13.589 billion, an increase of $1.702 billion, or 14 percent, compared with $11.887 billion in the first quarter of 2021. The increase was due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts primarily related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers increased inventories by $1.3 billion during the first quarter of 2022, compared with an increase of $700 million during the first quarter of 2021. Sales were higher across the three primary segments.
First-quarter 2022 profit per share was $2.86, compared with $2.77 profit per share in the first quarter of 2021. Profit per share for both quarters included restructuring costs. Profit for the first quarter of 2022 was $1.537 billion, which was about flat compared with $1.530 billion for the first quarter of 2021. Unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses were offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs primarily reflected higher material and freight costs. The increase in SG&A/R&D expenses was mainly driven by investments aligned with the company's strategy for profitable growth.

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
Notes:
•Glossary of terms is included on pages 47 - 49; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 53.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2022 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2021

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2021 (at left) and the first quarter of 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the first quarter of 2022 were $13.589 billion, an increase of $1.702 billion, or 14 percent, compared with $11.887 billion in the first quarter of 2021. The increase was due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts primarily related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by higher end-user demand for equipment and services and the impact from changes in dealer inventories. Dealers increased inventories by $1.3 billion during the first quarter of 2022, compared with an increase of $700 million during the first quarter of 2021.
Sales were higher across the three primary segments.
North America sales increased 25 percent due to higher end-user demand for equipment and services, favorable price realization and the impact of changes in dealer inventories. Dealers increased inventories more during the first quarter of 2022 than during the first quarter of 2021.
Sales increased 27 percent in Latin America due to the impact of changes in dealer inventories, favorable price realization and higher end-user demand for equipment and services across most of the region. Dealers increased inventories during the first quarter of 2022, compared with a decrease during the first quarter of 2021.
EAME sales increased 15 percent due to higher end-user demand for equipment and services, the impact of changes in dealer inventories and favorable price realization, partially offset by unfavorable currency impacts primarily related to the euro. Dealers increased inventories more during the first quarter of 2022 than during the first quarter of 2021.
Asia/Pacific sales decreased 4 percent driven by lower end-user demand for equipment and services and unfavorable currency impacts related to the Australian dollar and Japanese yen, partially offset by favorable price realization and the impact of changes in dealer inventories. Dealers increased inventories more during the first quarter of 2022 than during the first quarter of 2021. Lower sales in China were partially offset by increased sales across the majority of the region.
Dealers increased inventories by $1.3 billion during the first quarter of 2022, compared with an increase of $700 million during the first quarter of 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant increase in dealer inventory in 2022.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2021	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2022	$ Change	% Change

Construction Industries	$5,459	$325	$421	$(101)	$11	$6,115	$656	12%
Resource Industries	2,178	527	169	(34)	(10)	2,830	652	30%
Energy & Transportation	4,507	333	115	(74)	157	5,038	531	12%
All Other Segment	130	2	—	(1)	(13)	118	(12)	(9%)
Corporate Items and Eliminations	(1,083)	15	(1)	(1)	(145)	(1,215)	(132)
Machinery, Energy & Transportation Sales	11,191	1,202	704	(211)	—	12,886	1,695	15%

Financial Products Segment	761	—	—	—	22	783	22	3%
Corporate Items and Eliminations	(65)	—	—	—	(15)	(80)	(15)
Financial Products Revenues	696	—	—	—	7	703	7	1%

Consolidated Sales and Revenues	$11,887	$1,202	$704	$(211)	$7	$13,589	$1,702	14%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2022
Construction Industries	$2,720	28%	$627	60%	$1,277	18%	$1,462	(21%)	$6,086		12%	$29	61%	$6,115	12%
Resource Industries	1,018	55%	399	(1%)	594	25%	748	33%	2,759		32%	71	(12%)	2,830	30%
Energy & Transportation	1,938	9%	310	21%	1,184	8%	600	14%	4,032		10%	1,006	18%	5,038	12%
All Other Segment	18	38%	—	—%	5	67%	16	(27%)	39		3%	79	(14%)	118	(9%)
Corporate Items and Eliminations	(24)		1		(2)		(5)		(30)			(1,185)		(1,215)
Machinery, Energy & Transportation Sales	5,670	25%	1,337	27%	3,058	15%	2,821	(4%)	12,886		15%	—	—	12,886	15%

Financial Products Segment	503	6%	73	18%	96	(4%)	111	(10%)	783	[1]	3%	—	—	783	3%
Corporate Items and Eliminations	(36)		(17)		(9)		(18)		(80)			—		(80)
Financial Products Revenues	467	3%	56	10%	87	(5%)	93	(8%)	703		1%	—	—	703	1%

Consolidated Sales and Revenues	$6,137	23%	$1,393	26%	$3,145	15%	$2,914	(4%)	$13,589		14%	$—	—	$13,589	14%

First Quarter 2021
Construction Industries	$2,126		$392		$1,081		$1,842		$5,441			$18		$5,459
Resource Industries	657		405		474		561		2,097			81		2,178
Energy & Transportation	1,782		256		1,093		527		3,658			849		4,507
All Other Segment	13		—		3		22		38			92		130
Corporate Items and Eliminations	(39)		—		—		(4)		(43)			(1,040)		(1,083)
Machinery, Energy & Transportation Sales	4,539		1,053		2,651		2,948		11,191			—		11,191

Financial Products Segment	476		62		100		123		761	[1]		—		761
Corporate Items and Eliminations	(24)		(11)		(8)		(22)		(65)			—		(65)
Financial Products Revenues	452		51		92		101		696			—		696

Consolidated Sales and Revenues	$4,991		$1,104		$2,743		$3,049		$11,887			$—		$11,887

1 Includes revenues from Machinery, Energy & Transportation of $100 million and $84 million in the first quarter of 2022 and 2021, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2021 (at left) and the first quarter of 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the first quarter of 2022 was $1.855 billion, an increase of $41 million, or 2 percent, compared with $1.814 billion in the first quarter of 2021. Unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses were more than offset by favorable price realization and higher sales volume. For 2022, price realization is expected to more than offset manufacturing cost increases.
Unfavorable manufacturing costs primarily reflected higher material and freight costs. The increase in SG&A/R&D expenses was mainly driven by investments aligned with the company's strategy for profitable growth.
Short-term incentive compensation expense was about $340 million in the first quarter of 2022, compared to about $300 million in the first quarter of 2021. For 2022, short-term incentive compensation expense is expected to be about $1.3 billion, about flat compared to 2021.
Operating profit margin was 13.7 percent for the first quarter of 2022, compared with 15.3 percent for the first quarter of 2021.

Profit by Segment
(Millions of dollars)	First Quarter 2022	First Quarter 2021	$ Change	% Change
Construction Industries	$1,057	$1,042	$15	1%
Resource Industries	361	312	49	16%
Energy & Transportation	538	675	(137)	(20%)
All Other Segment	3	3	—	—%
Corporate Items and Eliminations	(244)	(368)	124
Machinery, Energy & Transportation	1,715	1,664	51	3%

Financial Products Segment	238	244	(6)	(2%)
Corporate Items and Eliminations	(17)	(19)	2
Financial Products	221	225	(4)	(2%)
Consolidating Adjustments	(81)	(75)	(6)
Consolidated Operating Profit	$1,855	$1,814	$41	2%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the first quarter of 2022 was $109 million, compared with $142 million in the first quarter of 2021. The decrease was due to lower average debt outstanding during the first quarter of 2022, compared with the first quarter of 2021.
▪Other income (expense) in the first quarter of 2022 was income of $253 million, compared with income of $325 million in the first quarter of 2021. Favorable impacts from higher gains on commodity hedges were more than offset by the unfavorable impacts from lower foreign currency exchange net gains, lower pension and other postemployment benefit (OPEB) plan income and the unfavorable impacts from unrealized gains (losses) on marketable securities.
▪The provision for income taxes for the first quarter of 2022 reflected an estimated annual tax rate of 24 percent, compared with 26 percent for the first quarter of 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent. The increase in the estimated annual tax rate from full-year 2021 was primarily related to changes in the expected geographic mix of profits from a tax perspective for 2022.
In addition, a discrete tax benefit of $12 million was recorded in the first quarter of 2022, compared with a $43 million benefit in the first quarter of 2021, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Construction Industries
Construction Industries’ total sales were $6.115 billion in the first quarter of 2022, an increase of $656 million, or 12 percent, compared with $5.459 billion in the first quarter of 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories and higher end-user demand for aftermarket parts. Across all regions, dealers increased inventories more during the first quarter of 2022 than during the first quarter of 2021.
▪In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was driven by higher end-user demand for equipment and aftermarket parts from improving non-residential construction, as well as continued strength in residential construction and the impact from changes in dealer inventories.
▪Sales increased in Latin America primarily due to higher sales volume, led by higher end-user demand across the region and the impact from changes in dealer inventories, as well as favorable price realization.
▪In EAME, sales increased due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts related to a weaker euro. Higher sales volume was driven by higher end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories.
▪Sales decreased in Asia/Pacific mainly due to lower sales volume and unfavorable currency impacts driven by a weaker Japanese yen and Australian dollar, partially offset by favorable price realization. Lower sales volume was driven by lower end-user demand, partially offset by the impact from changes in dealer inventories. Lower sales in China primarily driven by lower end-user demand were partially offset by increased sales across the majority of the region.
Construction Industries’ profit was $1.057 billion in the first quarter of 2022, an increase of $15 million, or 1 percent, compared with $1.042 billion in the first quarter of 2021. Unfavorable manufacturing costs were more than offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material and freight costs.
Construction Industries’ profit as a percent of total sales was 17.3 percent in the first quarter of 2022, compared with 19.1 percent in the first quarter of 2021.
Resource Industries
Resource Industries’ total sales were $2.830 billion in the first quarter of 2022, an increase of $652 million, or 30 percent, compared with $2.178 billion in the first quarter of 2021. The increase was primarily due to higher sales volume and favorable price realization. The increase in sales volume was driven by higher end-user demand for equipment and aftermarket parts and the impact from changes in dealer inventories. End-user demand was higher in heavy construction and quarry and aggregates as well as mining. Dealers increased inventories during the first quarter of 2022, compared to remaining about flat during the first quarter of 2021.
Resource Industries’ profit was $361 million in the first quarter of 2022, an increase of $49 million, or 16 percent, compared with $312 million in the first quarter of 2021. Unfavorable manufacturing costs and higher SG&A/R&D expenses were more than offset by higher sales volume and favorable price realization. Unfavorable manufacturing costs largely reflected higher freight and material costs. The increase in SG&A/R&D expenses was driven by investments aligned with growth initiatives.

Resource Industries’ profit as a percent of total sales was 12.8 percent in the first quarter of 2022, compared with 14.3 percent in the first quarter of 2021.
Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2022	First Quarter 2021	$ Change	% Change
Oil and Gas	$948	$915	$33	4%
Power Generation	1,012	963	49	5%
Industrial	1,020	813	207	25%
Transportation	1,052	967	85	9%
External Sales	4,032	3,658	374	10%
Inter-segment	1,006	849	157	18%
Total Sales	$5,038	$4,507	$531	12%

Energy & Transportation’s total sales were $5.038 billion in the first quarter of 2022, an increase of $531 million, or 12 percent, compared with $4.507 billion in the first quarter of 2021. Sales increased across all applications and inter-segment sales.
•Oil and Gas – Sales increased for reciprocating engines, primarily aftermarket parts, partially offset by lower sales for turbines and turbine-related services.
•Power Generation – Sales rose due to higher sales volume in small reciprocating engine applications, partially offset by lower sales in turbines and turbine-related services.
•Industrial – Sales were up due to higher demand across all regions.
•Transportation – Sales increased in reciprocating engines, primarily aftermarket parts and marine applications.
Energy & Transportation’s profit was $538 million in the first quarter of 2022, a decrease of $137 million, or 20 percent, compared with $675 million in the first quarter of 2021. The decrease was mainly due to unfavorable manufacturing costs and higher SG&A/R&D expenses, partially offset by higher sales volume and favorable price realization. Unfavorable manufacturing costs largely reflected higher freight and material costs. The increase in SG&A/R&D expenses was driven by investments aligned with growth initiatives.
Energy & Transportation’s profit as a percent of total sales was 10.7 percent in the first quarter of 2022, compared with 15.0 percent in the first quarter of 2021.
Financial Products Segment
Financial Products’ segment revenues were $783 million in the first quarter of 2022, an increase of $22 million, or 3 percent, from the first quarter of 2021. The increase was mostly in North America, driven by a favorable impact from returned or repossessed equipment and higher average earning assets, partially offset by lower average financing rates.
Financial Products’ segment profit was $238 million in the first quarter of 2022, a decrease of $6 million, or 2 percent, compared with $244 million in the first quarter of 2021. The decrease was mainly due to higher provision for credit losses at Cat Financial and an increase in SG&A expenses, partially offset by a favorable impact from returned or repossessed equipment. The impact of lower average financing rates was mostly offset by lower interest expense.
At the end of the first quarter of 2022, past dues at Cat Financial were 2.05 percent, compared with 2.90 percent at the end of the first quarter of 2021. The decrease in past dues was mostly driven by the North America, Caterpillar Power Finance and EAME portfolios. Write-offs, net of recoveries, were $8 million for the first quarter of 2022, compared with $24 million for the first quarter of 2021. As of March 31, 2022, Cat Financial's allowance for credit losses totaled $357 million, or 1.29 percent of finance receivables, compared with $337 million, or 1.22 percent of finance receivables at December 31, 2021. The increase in allowance for credit losses included a higher reserve for the Russia and Ukraine portfolios.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $261 million in the first quarter of 2022, a decrease of $126 million from the first quarter of 2021, primarily due to favorable impacts of segment reporting methodology differences and a favorable change in fair value adjustments related to deferred compensation plans.

RESTRUCTURING COSTS

In 2022, we expect to incur about $600 million of restructuring costs primarily related to strategic actions to address a small number of products. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $75 million in 2022 compared with 2021.
Additional information related to restructuring costs is included in Note 20 - "Restructuring Costs" of Part I, Item 1 "Financial Statements".
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring costs.
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

11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Cat machinery; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America.
12.Financial Products – The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.
13.Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.
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

21.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; longwall miners; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; select work tools; machinery components; electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated manufacturing, research and development for hydraulic systems, automation, electronics and software for Cat machines and engines.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first three months of 2022 and ended the first quarter with $6.53 billion of cash, a decrease of $2.72 billion from year-end 2021. In addition, ME&T has invested in available-for-sale debt securities and bank time deposits with varying maturity dates within one year that are considered highly liquid and are available for current operations. These securities are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position and were $1.73 billion at the end of March 31, 2022. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first three months of 2022 was $313 million, down $1.62 billion compared to the same period a year ago. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022. In addition, there were increased working capital requirements during the first three months of 2022 compared to the same period last year. Within working capital, changes in inventory, accounts payable and accrued expenses unfavorably impacted cash flow but were partially offset by favorable changes in customer advances and accounts receivable.
Total debt as of March 31, 2022 was $37.58 billion, a decrease of $205 million from year-end 2021. Debt related to ME&T decreased $35 million in the first three months of 2022 while debt related to Financial Products decreased $168 million.
As of March 31, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2022 was $2.75 billion. Information on our Credit Facility is as follows:

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
At March 31, 2022, Caterpillar’s consolidated net worth was $17.16 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2022, Cat Financial’s covenant interest coverage ratio was 2.56 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2022, Cat Financial’s six-month covenant leverage ratio was 7.53 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2022, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of March 31, 2022 were:

	March 31, 2022
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,376	182	3,194
Total credit lines available	13,876	2,932	10,944
Less: Commercial paper outstanding	(4,044)	—	(4,044)
Less: Utilized credit	(666)	—	(666)
Available credit	$9,166	$2,932	$6,234

The other external consolidated credit lines with banks as of March 31, 2022 totaled $3.38 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in accounts payable in the Consolidated Statement of Financial Position were $942 million and $822 million at March 31, 2022 and December 31, 2021, respectively. The amounts settled through the Programs and paid to participating financial institutions were $1.2 billion and $845 million during the first three months of 2022 and 2021, respectively. We account for payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Machinery, Energy & Transportation
Net cash used by operating activities was $78 million in the first three months of 2022, compared with net cash provided of $1.92 billion for the same period in 2021. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022. In addition, there were increased working capital requirements during the first three months of 2022 compared to the same period last year. Within working capital, changes in inventory, accounts payable, accounts receivable and accrued expenses unfavorably impacted cash flow but were partially offset by favorable changes in customer advances.
Net cash used by investing activities in the first three months of 2022 was $1.09 billion, compared with net cash provided of $427 million in the first three months of 2021. The change was primarily due to decreased activity related to intercompany lending with Financial Products and increases in investment activity. During the first quarter of 2022, we had net investment activity of $796 million which included $944 million of investments in debt securities and proceeds related to maturing time deposits of $150 million.
Net cash used for financing activities during the first three months of 2022 was $1.57 billion, compared with net cash used of $659 million in the same period of 2021. The change was primarily due to the repurchase of $820 million of Caterpillar common stock during the first three months of 2022.
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
Operational excellence and commitments – Capital expenditures were $348 million during the first three months of 2022, compared to $255 million for the same period in 2021. We expect ME&T’s capital expenditures in 2022 to be about $1.5 billion. We made $210 million of contributions to our pension and other postretirement benefit plans during the first three months of 2022. We currently anticipate full-year 2022 contributions of approximately $357 million. In comparison, we made $106 million of contributions to our pension and other postretirement benefit plans during the first three months of 2021.
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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first three months of 2022, we repurchased $0.82 billion of Caterpillar common stock, with $1.37 billion remaining under the 2018 Authorization as of March 31, 2022. Our basic shares outstanding as of March 31, 2022 were approximately 533 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2022, the Board of Directors approved maintaining our quarterly dividend at $1.11 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $595 million in the first three months of 2022.

Financial Products
Financial Products operating cash flow was $393 million in the first three months of 2022, compared with $369 million for the same period a year ago. Net cash used for investing activities was $221 million for the first three months of 2022, compared with net cash used of $261 million for the same period in 2021. The change was primarily due to portfolio related activity. Net cash used for financing activities was $142 million for the first three months of 2022 compared with net cash provided of $205 million for the same period in 2021. The change was primarily due to lower portfolio funding requirements related to net intercompany purchased receivables.
RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - “New accounting guidance”.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2021 Annual Report on Form 10-K.

OTHER MATTERS

Information related to legal proceedings appears in Note 14—Environmental and Legal Matters of Part II, Item 8 “Financial Statements and Supplementary Data.”
Order Backlog
At the end of the first quarter of 2022, the dollar amount of backlog believed to be firm was approximately $26.5 billion, about $3.4 billion higher than the fourth quarter of 2021. The order backlog increased across the three primary segments, with the largest increase in Energy & Transportation. Of the total backlog at March 31, 2022, approximately $4.5 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of one significant item in order for our results to be meaningful to our readers. This item consists of (i) restructuring costs, which were incurred to generate longer-term benefits. We do not consider this item indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended March 31, 2022 - U.S. GAAP	$1,855	13.7%	$1,999	$469	23.4%	$1,537	$2.86
Restructuring costs	13	0.1%	13	2	13.0%	11	$0.02
Three Months Ended March 31, 2022 - Adjusted	$1,868	13.7%	$2,012	$471	23.4%	$1,548	$2.88

Three Months Ended March 31, 2021 - U.S. GAAP	$1,814	15.3%	$1,997	$475	23.8%	$1,530	$2.77
Restructuring costs	64	0.5%	64	10	15.0%	54	$0.10
Three Months Ended March 31, 2021 - Adjusted	$1,878	15.8%	$2,061	$485	23.5%	$1,584	$2.87

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31
	2022	2021
ME&T net cash provided by operating activities [1]	$(78)	$1,916
ME&T capital expenditures	(348)	(255)
ME&T free cash flow	$(426)	$1,661
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 59 - 60.

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

Pages 55 to 60 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$12,886	$12,886	$—	$—
Revenues of Financial Products	703	—	813	(110)	[1]
Total sales and revenues	13,589	12,886	813	(110)

Operating costs:
Cost of goods sold	9,559	9,560	—	(1)	[2]
Selling, general and administrative expenses	1,346	1,182	172	(8)	[2]
Research and development expenses	457	457	—	—
Interest expense of Financial Products	106	—	106	—
Other operating (income) expenses	266	(28)	314	(20)	[2]
Total operating costs	11,734	11,171	592	(29)

Operating profit	1,855	1,715	221	(81)

Interest expense excluding Financial Products	109	109	—	—
Other income (expense)	253	157	15	81	[3]

Consolidated profit before taxes	1,999	1,763	236	—

Provision (benefit) for income taxes	469	412	57	—
Profit of consolidated companies	1,530	1,351	179	—

Equity in profit (loss) of unconsolidated affiliated companies	7	8	—	(1)	[4]

Profit of consolidated and affiliated companies	1,537	1,359	179	(1)

Less: Profit (loss) attributable to noncontrolling interests	—	—	1	(1)	[5]

Profit [6]	$1,537	$1,359	$178	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,526	$5,662	$864	$—
Receivables – trade and other	9,135	3,734	435	4,966	[1,2]
Receivables – finance	9,003	—	14,117	(5,114)	[2]
Prepaid expenses and other current assets	2,868	2,626	345	(103)	[3]
Inventories	15,038	15,038	—	—
Total current assets	42,570	27,060	15,761	(251)

Property, plant and equipment – net	11,932	8,010	3,922	—
Long-term receivables – trade and other	1,204	434	216	554	[1,2]
Long-term receivables – finance	12,665	—	13,247	(582)	[2]
Noncurrent deferred and refundable income taxes	1,973	2,506	111	(644)	[4]
Intangible assets	967	967	—	—
Goodwill	6,293	6,293	—	—
Other assets	4,672	3,919	1,960	(1,207)	[5]
Total assets	$82,276	$49,189	$35,217	$(2,130)

Liabilities
Current liabilities:
Short-term borrowings	$4,501	$—	$4,501	$—
Accounts payable	8,361	8,238	271	(148)	[6]
Accrued expenses	3,846	3,403	443	—
Accrued wages, salaries and employee benefits	1,275	1,247	28	—
Customer advances	1,388	1,387	1	—
Other current liabilities	2,355	1,780	701	(126)	[4,7]
Long-term debt due within one year	7,806	127	7,679	—
Total current liabilities	29,532	16,182	13,624	(274)

Long-term debt due after one year	25,277	9,664	15,641	(28)	[8]
Liability for postemployment benefits	5,363	5,363	—	—
Other liabilities	5,007	4,169	1,542	(704)	[4]
Total liabilities	65,179	35,378	30,807	(1,006)
Commitments and contingencies
Shareholders’ equity
Common stock	6,281	6,281	919	(919)	[9]
Treasury stock	(28,326)	(28,326)	—	—
Profit employed in the business	40,820	36,750	4,059	11	[9]
Accumulated other comprehensive income (loss)	(1,710)	(928)	(782)	—
Noncontrolling interests	32	34	214	(216)	[9]
Total shareholders’ equity	17,097	13,811	4,410	(1,124)
Total liabilities and shareholders’ equity	$82,276	$49,189	$35,217	$(2,130)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$9,254	$8,428	$826	$—
Receivables – trade and other	8,477	3,279	435	4,763	[1,2]
Receivables – finance	8,898	—	13,828	(4,930)	[2]
Prepaid expenses and other current assets	2,788	2,567	358	(137)	[3]
Inventories	14,038	14,038	—	—
Total current assets	43,455	28,312	15,447	(304)

Property, plant and equipment – net	12,090	8,172	3,918	—
Long-term receivables – trade and other	1,204	375	204	625	[1,2]
Long-term receivables – finance	12,707	—	13,358	(651)	[2]
Noncurrent deferred and refundable income taxes	1,840	2,396	105	(661)	[4]
Intangible assets	1,042	1,042	—	—
Goodwill	6,324	6,324	—	—
Other assets	4,131	3,388	1,952	(1,209)	[5]
Total assets	$82,793	$50,009	$34,984	$(2,200)

Liabilities
Current liabilities:
Short-term borrowings	$5,404	$9	$5,395	$—
Accounts payable	8,154	8,079	242	(167)	[6]
Accrued expenses	3,757	3,385	372	—
Accrued wages, salaries and employee benefits	2,242	2,186	56	—
Customer advances	1,087	1,086	1	—
Dividends payable	595	595	—	—
Other current liabilities	2,256	1,773	642	(159)	[4,7]
Long-term debt due within one year	6,352	45	6,307	—
Total current liabilities	29,847	17,158	13,015	(326)

Long-term debt due after one year	26,033	9,772	16,287	(26)	[8]
Liability for postemployment benefits	5,592	5,592	—	—
Other liabilities	4,805	4,106	1,425	(726)	[4]
Total liabilities	66,277	36,628	30,727	(1,078)
Commitments and contingencies
Shareholders’ equity
Common stock	6,398	6,398	919	(919)	[9]
Treasury stock	(27,643)	(27,643)	—	—
Profit employed in the business	39,282	35,390	3,881	11	[9]
Accumulated other comprehensive income (loss)	(1,553)	(799)	(754)	—
Noncontrolling interests	32	35	211	(214)	[9]
Total shareholders’ equity	16,516	13,381	4,257	(1,122)
Total liabilities and shareholders’ equity	$82,793	$50,009	$34,984	$(2,200)

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
7     Elimination of prepaid insurance in Financial Products' other liabilities.
8     Elimination of debt between ME&T and Financial Products.
9     Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,537	$1,359	$179	$(1)	[1]
Adjustments for non-cash items:
Depreciation and amortization	557	358	199	—
Provision (benefit) for deferred income taxes	(99)	(83)	(16)	—
Other	(52)	(46)	(89)	83	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(372)	(257)	(7)	(108)	[2,3]
Inventories	(1,032)	(1,030)	—	(2)	[2]
Accounts payable	452	393	40	19	[2]
Accrued expenses	(74)	(1)	(73)	—
Accrued wages, salaries and employee benefits	(965)	(940)	(25)	—
Customer advances	311	311	—	—
Other assets – net	99	137	(17)	(21)	[2]
Other liabilities – net	(49)	(279)	202	28	[2]
Net cash provided by (used for) operating activities	313	(78)	393	(2)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(346)	(344)	(3)	1	[2]
Expenditures for equipment leased to others	(333)	(4)	(335)	6	[2]
Proceeds from disposals of leased assets and property, plant and equipment	269	33	241	(5)	[2]
Additions to finance receivables	(2,988)	—	(3,139)	151	[3]
Collections of finance receivables	2,966	—	3,159	(193)	[3]
Net intercompany purchased receivables	—	—	(42)	42	[3]
Proceeds from sale of finance receivables	9	—	9	—
Net intercompany borrowings	—	—	1	(1)	[4]
Investments and acquisitions (net of cash acquired)	(8)	(8)	—	—
Proceeds from sale of securities	571	478	93	—
Investments in securities	(1,438)	(1,266)	(172)	—
Other – net	(15)	18	(33)	—
Net cash provided by (used for) investing activities	(1,313)	(1,093)	(221)	1

Cash flow from financing activities:
Dividends paid	(595)	(595)	—	—
Common stock issued, including treasury shares reissued	(28)	(28)	—	—
Common shares repurchased	(820)	(820)	—	—
Net intercompany borrowings	—	(1)	—	1	[4]
Proceeds from debt issued (original maturities greater than three months)	2,131	—	2,131	—
Payments on debt (original maturities greater than three months)	(1,387)	(6)	(1,381)	—
Short-term borrowings – net (original maturities three months or less)	(1,016)	(124)	(892)	—
Net cash provided by (used for) financing activities	(1,715)	(1,574)	(142)	1
Effect of exchange rate changes on cash	(16)	(21)	5	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,731)	(2,766)	35	—
Cash, cash equivalents and restricted cash at beginning of period	9,263	8,433	830	—
Cash, cash equivalents and restricted cash at end of period	$6,532	$5,667	$865	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,531	$1,353	$181	$(3)	[1]
Adjustments for non-cash items:
Depreciation and amortization	586	383	203	—
Provision (benefit) for deferred income taxes	109	127	(18)	—
Other	(104)	(52)	(83)	31	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(543)	(104)	(32)	(407)	[2,3]
Inventories	(657)	(657)	—	—
Accounts payable	733	706	13	14	[2]
Accrued expenses	84	58	26	—
Accrued wages, salaries and employee benefits	191	179	12	—
Customer advances	58	58	—	—
Other assets – net	56	(4)	(12)	72	[2]
Other liabilities – net	(116)	(131)	79	(64)	[2]
Net cash provided by (used for) operating activities	1,928	1,916	369	(357)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(252)	(251)	(4)	3	[2]
Expenditures for equipment leased to others	(252)	(4)	(249)	1	[2]
Proceeds from disposals of leased assets and property, plant and equipment	309	27	286	(4)	[2]
Additions to finance receivables	(2,629)	—	(2,867)	238	[3]
Collections of finance receivables	2,770	—	3,062	(292)	[3]
Net intercompany purchased receivables	—	—	(411)	411	[3]
Proceeds from sale of finance receivables	5	—	5	—
Net intercompany borrowings	—	1,000	—	(1,000)	[4]
Investments and acquisitions (net of cash acquired)	(386)	(386)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	28	28	—	—
Proceeds from sale of securities	126	11	115	—
Investments in securities	(148)	—	(148)	—
Other – net	(48)	2	(50)	—
Net cash provided by (used for) investing activities	(477)	427	(261)	(643)

Cash flow from financing activities:
Dividends paid	(562)	(562)	—	—
Common stock issued, including treasury shares reissued	65	65	—	—
Net intercompany borrowings	—	—	(1,000)	1,000	[4]
Proceeds from debt issued (original maturities greater than three months)	2,273	494	1,779	—
Payments on debt (original maturities greater than three months)	(2,887)	(644)	(2,243)	—
Short-term borrowings – net (original maturities three months or less)	1,659	(10)	1,669	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	546	(659)	205	1,000
Effect of exchange rate changes on cash	(12)	(14)	2	—
Increase (decrease) in cash, cash equivalents and restricted cash	1,985	1,670	315	—
Cash, cash equivalents and restricted cash at beginning of period	9,366	8,822	544	—
Cash, cash equivalents and restricted cash at end of period	$11,351	$10,492	$859	$—

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) the duration and geographic spread of, business disruptions caused by, and the overall global economic impact of, the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2022, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3]	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
January 1-31, 2022	405,023	$210.71	405,023	$2.013
February 1-28, 2022	2,724,039	$203.19	2,724,039	$1.460
March 1-31, 2022	442,622	$193.89	442,622	$1.374
Total	3,571,684	$202.89	3,571,684

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of March 31, 2022, approximately $1.4 billion remained available under the 2018 Authorization.

[2] During the first quarter of 2022, we entered into an ASR with a third-party financial institution to purchase $500 million of our common stock. In February 2022, upon payment of the $500 million to the financial institution, we received 2.0 million shares. In April 2022, upon final settlement of the ASR, we received an additional 0.4 million shares. In total, we repurchased 2.4 million shares under this ASR at an average price per share of $206.37.

3 In January, February and March of 2022, we repurchased 0.4 million, 0.8 million and 0.4 million shares respectively, for an aggregate of $320 million in open market transactions at an average price per share of $210.71, $195.00 and $193.89, respectively.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2022, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate. During the first quarter of 2022, approximately 72,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the first quarter ended March 31, 2022, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, makes required submissions to and receives regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that are imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan*

10.2	Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan*

10.3	Form of Nonqualified Stock Options Award pursuant to the 2014 Long-Term Incentive Plan*

10.4	Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan*

31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

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

CATERPILLAR INC.

May 4, 2022	/s/ D. James Umpleby III	Chairman of the Board & Chief Executive Officer
D. James Umpleby III

May 4, 2022	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

May 4, 2022	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

May 4, 2022	/s/ William E. Schaupp	Chief Accounting Officer
William E. Schaupp