Form 10-Q
period 2022-06-30
CATERPILLAR INC
filed 2022-08-03
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

At June 30, 2022, 527,909,143 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2022	2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,539	$12,193
Revenues of Financial Products	708	696
Total sales and revenues	14,247	12,889

Operating costs:
Cost of goods sold	9,975	8,881
Selling, general and administrative expenses	1,425	1,364
Research and development expenses	480	446
Interest expense of Financial Products	120	116
Other operating (income) expenses	303	293
Total operating costs	12,303	11,100

Operating profit	1,944	1,789

Interest expense excluding Financial Products	108	120
Other income (expense)	260	201

Consolidated profit before taxes	2,096	1,870

Provision (benefit) for income taxes	427	470
Profit of consolidated companies	1,669	1,400

Equity in profit (loss) of unconsolidated affiliated companies	4	14

Profit of consolidated and affiliated companies	1,673	1,414

Less: Profit (loss) attributable to noncontrolling interests	—	1

Profit [1]	$1,673	$1,413

Profit per common share	$3.15	$2.58

Profit per common share – diluted [2]	$3.13	$2.56

Weighted-average common shares outstanding (millions)
– Basic	531.0	547.9
– Diluted [2]	534.1	552.1

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2022	2021

Profit of consolidated and affiliated companies	$1,673	$1,414
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(659)	99
Pension and other postretirement benefits:	(1)	(7)
Derivative financial instruments:	(86)	43
Available-for-sale securities:	(43)	1

Total other comprehensive income (loss), net of tax	(789)	136
Comprehensive income	884	1,550
Less: comprehensive income attributable to the noncontrolling interests	—	1
Comprehensive income attributable to shareholders	$884	$1,549

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2022	2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,425	$23,384
Revenues of Financial Products	1,411	1,392
Total sales and revenues	27,836	24,776

Operating costs:
Cost of goods sold	19,534	16,893
Selling, general and administrative expenses	2,771	2,603
Research and development expenses	937	820
Interest expense of Financial Products	226	241
Other operating (income) expenses	569	616
Total operating costs	24,037	21,173

Operating profit	3,799	3,603

Interest expense excluding Financial Products	217	262
Other income (expense)	513	526

Consolidated profit before taxes	4,095	3,867

Provision (benefit) for income taxes	896	945
Profit of consolidated companies	3,199	2,922

Equity in profit (loss) of unconsolidated affiliated companies	11	23

Profit of consolidated and affiliated companies	3,210	2,945

Less: Profit (loss) attributable to noncontrolling interests	—	2

Profit [1]	$3,210	$2,943

Profit per common share	$6.03	$5.38

Profit per common share – diluted [2]	$5.99	$5.33

Weighted-average common shares outstanding (millions)
– Basic	532.6	547.1
– Diluted [2]	536.1	551.8

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2022	2021

Profit of consolidated and affiliated companies	$3,210	$2,945
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(774)	(248)
Pension and other postretirement benefits:	(2)	(15)
Derivative financial instruments:	(63)	12
Available-for-sale securities:	(107)	(15)

Total other comprehensive income (loss), net of tax	(946)	(266)
Comprehensive income	2,264	2,679
Less: comprehensive income attributable to the noncontrolling interests	—	2
Comprehensive income attributable to shareholders	$2,264	$2,677

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,014	$9,254
Receivables – trade and other	8,393	8,477
Receivables – finance	8,922	8,898
Prepaid expenses and other current assets	2,772	2,788
Inventories	15,881	14,038
Total current assets	41,982	43,455

Property, plant and equipment – net	11,744	12,090
Long-term receivables – trade and other	1,197	1,204
Long-term receivables – finance	12,372	12,707
Noncurrent deferred and refundable income taxes	2,121	1,840
Intangible assets	889	1,042
Goodwill	6,195	6,324
Other assets	4,607	4,131
Total assets	$81,107	$82,793

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$9
Financial Products	5,002	5,395
Accounts payable	8,092	8,154
Accrued expenses	3,782	3,757
Accrued wages, salaries and employee benefits	1,772	2,242
Customer advances	1,608	1,087
Dividends payable	633	595
Other current liabilities	2,333	2,256
Long-term debt due within one year:
Machinery, Energy & Transportation	124	45
Financial Products	5,617	6,307
Total current liabilities	28,963	29,847

Long-term debt due after one year:
Machinery, Energy & Transportation	9,589	9,746
Financial Products	16,630	16,287
Liability for postemployment benefits	5,160	5,592
Other liabilities	5,006	4,805
Total liabilities	65,348	66,277
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/22 and 12/31/21 – 814,894,624) at paid-in amount	6,464	6,398
Treasury stock (6/30/22 – 286,985,481 shares; 12/31/21 – 279,006,573 shares) at cost	(29,501)	(27,643)
Profit employed in the business	41,263	39,282
Accumulated other comprehensive income (loss)	(2,499)	(1,553)
Noncontrolling interests	32	32
Total shareholders’ equity	15,759	16,516
Total liabilities and shareholders’ equity	$81,107	$82,793

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2021
Balance at March 31, 2021	$6,215	$(25,049)	$36,697	$(1,290)	$44	$16,617
Profit of consolidated and affiliated companies	—	—	1,413	—	1	1,414
Foreign currency translation, net of tax	—	—	—	99	—	99
Pension and other postretirement benefits, net of tax	—	—	—	(7)	—	(7)
Derivative financial instruments, net of tax	—	—	—	43	—	43
Available-for-sale securities, net of tax	—	—	—	1	—	1
Dividends declared [1]	—	—	(1,176)	—	—	(1,176)
Common shares issued from treasury stock for stock-based compensation: 869,892	(2)	60	—	—	—	58
Stock-based compensation expense	69	—	—	—	—	69
Common shares repurchased: 1,161,955 [2]	—	(251)	—	—	—	(251)
Other	11	—	—	—	2	13
Balance at June 30, 2021	$6,293	$(25,240)	$36,934	$(1,154)	$47	$16,880

Three Months Ended June 30, 2022
Balance at March 31, 2022	$6,281	$(28,326)	$40,820	$(1,710)	$32	$17,097
Profit of consolidated and affiliated companies	—	—	1,673	—	—	1,673
Foreign currency translation, net of tax	—	—	—	(659)	—	(659)
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	(86)	—	(86)
Available-for-sale securities, net of tax	—	—	—	(43)	—	(43)
Dividends declared [1]	—	—	(1,230)	—	—	(1,230)
Common shares issued from treasury stock for stock-based compensation: 416,751	4	28	—	—	—	32
Stock-based compensation expense	67	—	—	—	—	67
Common shares repurchased: 5,860,813 [2]	—	(1,204)	—	—	—	(1,204)
Other	112	1	—	—	—	113
Balance at June 30, 2022	$6,464	$(29,501)	$41,263	$(2,499)	$32	$15,759

1 Dividends per share of common stock of $2.31 and $2.14 were declared in the three months ended June 30, 2022 and 2021, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2021
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit of consolidated and affiliated companies	—	—	2,943	—	2	2,945
Foreign currency translation, net of tax	—	—	—	(248)	—	(248)
Pension and other postretirement benefits, net of tax	—	—	—	(15)	—	(15)
Derivative financial instruments, net of tax	—	—	—	12	—	12
Available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Dividends declared [1]	—	—	(1,176)	—	—	(1,176)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 3,329,575	(65)	188	—	—	—	123
Stock-based compensation expense	111	—	—	—	—	111
Common shares repurchased: 1,161,955 [2]	—	(251)	—	—	—	(251)
Other	17	1	—	—	—	18
Balance at June 30, 2021	$6,293	$(25,240)	$36,934	$(1,154)	$47	$16,880

Six Months Ended June 30, 2022
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit of consolidated and affiliated companies	—	—	3,210	—	—	3,210
Foreign currency translation, net of tax	—	—	—	(774)	—	(774)
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	(63)	—	(63)
Available-for-sale securities, net of tax	—	—	—	(107)	—	(107)
Dividends declared [1]	—	—	(1,229)	—	—	(1,229)
Common shares issued from treasury stock for stock-based compensation: 1,454,219	(61)	65	—	—	—	4
Stock-based compensation expense	107	—	—	—	—	107
Common shares repurchased: 9,432,497 [2]	—	(1,924)	—	—	—	(1,924)
Other	20	1	—	—	—	21
Balance at June 30, 2022	$6,464	$(29,501)	$41,263	$(2,499)	$32	$15,759

1 Dividends per share of common stock of $2.31 and $2.14 were declared in the six months ended June 30, 2022 and 2021, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2022	2021
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,210	$2,945
Adjustments for non-cash items:
Depreciation and amortization	1,110	1,173
Provision (benefit) for deferred income taxes	(283)	68
Other	49	(20)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	283	(343)
Inventories	(2,003)	(1,179)
Accounts payable	427	893
Accrued expenses	(80)	22
Accrued wages, salaries and employee benefits	(445)	618
Customer advances	514	49
Other assets – net	86	(47)
Other liabilities – net	(322)	(133)
Net cash provided by (used for) operating activities	2,546	4,046

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(586)	(419)
Expenditures for equipment leased to others	(688)	(681)
Proceeds from disposals of leased assets and property, plant and equipment	468	636
Additions to finance receivables	(6,705)	(6,203)
Collections of finance receivables	6,519	5,580
Proceeds from sale of finance receivables	21	27
Investments and acquisitions (net of cash acquired)	(36)	(398)
Proceeds from sale of businesses and investments (net of cash sold)	1	28
Proceeds from sale of securities	1,204	276
Investments in securities	(2,118)	(500)
Other – net	32	(63)
Net cash provided by (used for) investing activities	(1,888)	(1,717)

Cash flow from financing activities:
Dividends paid	(1,187)	(1,126)
Common stock issued, including treasury shares reissued	4	123
Common shares repurchased	(1,924)	(251)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	494
Financial Products	4,015	4,412
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(13)	(1,902)
Financial Products	(4,233)	(4,064)
Short-term borrowings – net (original maturities three months or less)	(553)	1,460
Other – net	—	(2)
Net cash provided by (used for) financing activities	(3,891)	(856)
Effect of exchange rate changes on cash	(7)	3
Increase (decrease) in cash, cash equivalents and restricted cash	(3,240)	1,476
Cash, cash equivalents and restricted cash at beginning of period	9,263	9,366
Cash, cash equivalents and restricted cash at end of period	$6,023	$10,842

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, (b) the consolidated comprehensive income for the three and six months ended June 30, 2022 and 2021, (c) the consolidated financial position at June 30, 2022 and December 31, 2021, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and (e) the consolidated cash flow for the six months ended June 30, 2022 and 2021.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Cat Financial has end-user customers and dealers that are variable interest entities (VIEs) of which we are not the primary beneficiary. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. These risks were evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses. See Note 11 for further discussions on a consolidated VIE.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers (including wholesale inventory financing) and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,953 million, $7,267 million and $6,310 million as of June 30, 2022, December 31, 2021 and December 31, 2020, respectively. Long-term trade receivables from dealers and end users were $474 million, $624 million and $657 million as of June 30, 2022, December 31, 2021 and December 31, 2020, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,060 million, $1,557 million and $1,526 million as of June 30, 2022, December 31, 2021 and December 31, 2020, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2022, we recognized $220 million and $657 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2022. During the three and six months ended June 30, 2021, we recognized $241 million and $674 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021.

As of June 30, 2022, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $9.4 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following June 30, 2022. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

See Note 16 for further disaggregated sales and revenues information.

4.                                    Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PRSUs).

We recognized pretax stock-based compensation expense of $67 million and $107 million for the three and six months ended June 30, 2022, respectively, and $69 million and $111 million for the three and six months ended June 30, 2021, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,029,202	$51.69	$196.70	1,084,821	$56.30	$219.76
RSUs	484,025	$196.70	$196.70	448,311	$219.76	$219.76
PRSUs	258,900	$196.70	$196.70	266,894	$219.76	$219.76

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2022 and 2021, respectively:

	Grant Year
	2022	2021
Weighted-average dividend yield	2.60%	2.60%
Weighted-average volatility	31.7%	32.9%
Range of volatilities	25.3% - 36.8%	29.2% - 45.8%
Range of risk-free interest rates	1.03% - 2.00%	0.06% - 1.41%
Weighted-average expected lives	8 years	8 years

As of June 30, 2022, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $230 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of June 30, 2022, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	June 30, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$464	$(167)	$228	$(64)
Interest rate contracts	98	(160)	38	(15)
Total	$562	$(327)	$266	$(79)

Undesignated derivatives
Foreign exchange contracts	$98	$(100)	$46	$(42)
Commodity contracts	32	(25)	30	(9)
Total	$130	$(125)	$76	$(51)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of June 30, 2022 and December 31, 2021 were $22.5 billion and $18.9 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended June 30
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$33	$(47)	$186	$16	$323	$(32)
Interest rate contracts	9	7	21	1	(2)	(7)
Commodity contracts	(48)	45	—	—	—	—
Total	$(6)	$5	$207	$17	$321	$(39)

[1] Foreign exchange contract and Commodity contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense excluding Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense) in the Consolidated Statement of Results of Operations. Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products in the Consolidated Statement of Results of Operations.

(Millions of dollars)	Six Months Ended June 30
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(30)	$31	$177	$88	$349	$97
Interest rate contracts	17	13	77	8	(9)	(18)
Commodity contract	45	65	—	—	—	—
Total	$32	$109	$254	$96	$340	$79

[1] Foreign exchange contract and Commodity contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Long-term debt due within one year	$749	$755	$(1)	$5
Long-term debt due after one year	3,350	1,304	(125)	(2)
Total	$4,099	$2,059	$(126)	$3

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2022 and December 31, 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$692	$(452)	$342	$(130)
Financial Instruments Not Offset	(283)	283	(114)	114
Cash Collateral Received	—	—	—	—
Net Amount	$409	$(169)	$228	$(16)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2022	December 31, 2021
Raw materials	$6,129	$5,528
Work-in-process	1,604	1,318
Finished goods	7,850	6,907
Supplies	298	285
Total inventories	$15,881	$14,038

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		June 30, 2022
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,220	$(1,593)	$627
Intellectual property	12	1,473	(1,256)	217
Other	16	131	(86)	45
Total finite-lived intangible assets	14	$3,824	$(2,935)	$889

		December 31, 2021
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,421	$(1,709)	$712
Intellectual property	12	1,472	(1,192)	280
Other	14	156	(106)	50
Total finite-lived intangible assets	14	$4,049	$(3,007)	$1,042

Amortization expense for the three and six months ended June 30, 2022 was $71 million and $143 million, respectively. Amortization expense for the three and six months ended June 30, 2021 was $76 million and $153 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2022	2023	2024	2025	2026	Thereafter
$141	$224	$166	$156	$86	$116

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2022 or 2021.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2022 were as follows:

(Millions of dollars)	December 31, 2021	Acquisitions	Other Adjustments [1]	June 30, 2022
Construction Industries
Goodwill	$302	$—	$(27)	$275
Impairments	(22)	—	—	(22)
Net goodwill	280	—	(27)	253
Resource Industries
Goodwill	4,182	—	(66)	4,116
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,007	—	(66)	2,941
Energy & Transportation
Goodwill	2,985	25	(54)	2,956
All Other [2]
Goodwill	52	—	(7)	45
Consolidated total
Goodwill	7,521	25	(154)	7,392
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,324	$25	$(154)	$6,195

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	June 30, 2022			December 31, 2021
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	57	(2)	55	61	—	61

Corporate bonds
Corporate bonds	2,106	(77)	2,029	1,027	19	1,046
Asset-backed securities	185	(4)	181	175	1	176

Mortgage-backed debt securities
U.S. governmental agency	384	(17)	367	319	6	325
Residential	3	—	3	4	—	4
Commercial	138	(6)	132	98	1	99
Total available-for-sale debt securities	$2,883	$(106)	$2,777	$1,694	$27	$1,721

Available-for-sale debt securities in an unrealized loss position:

	June 30, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
Other U.S. and non-U.S. government bonds	$29	$1	$6	$—	$35	$1

Corporate bonds
Corporate bonds	1,812	69	73	9	1,885	78
Asset-backed securities	130	5	4	—	134	5

Mortgage-backed debt securities
U.S. governmental agency	292	15	23	3	315	18
Commercial	101	7	1	—	102	7
	$2,364	$97	$107	$12	$2,471	$109

	December 31, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$270	$4	$33	$1	$303	$5

Mortgage-backed debt securities
U.S. governmental agency	89	1	22	—	111	1
Total	$359	$5	$55	$1	$414	$6

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt, corporate bonds and mortgage-backed debt securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2022.

The cost basis and fair value of available-for-sale debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2022
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$591	$587
Due after one year through five years	1,403	1,348
Due after five years through ten years	290	269
Due after ten years	74	71
U.S. governmental agency mortgage-backed securities	384	367
Residential mortgage-backed securities	3	3
Commercial mortgage-backed securities	138	132
Total debt securities – available-for-sale	$2,883	$2,777

Sales of available-for-sale debt securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
Proceeds from the sale of available-for-sale securities	$174	$125	$270	$225
Gross gains from the sale of available-for-sale securities	—	2	1	2
Gross losses from the sale of available-for-sale securities	—	—	1	—

In addition, we had $659 million and $964 million of investments in time deposits classified as held-to-maturity debt securities as of June 30, 2022 and December 31, 2021, respectively. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.
For the three months ended June 30, 2022 and 2021, the net unrealized gains (losses) for equity securities held at June 30, 2022 and 2021 were $(48) million and $21 million, respectively. For the six months ended June 30, 2022 and 2021, the net unrealized gains (losses) for equity securities held at June 30, 2022 and 2021 were $(59) million and $38 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30		June 30		June 30
(Millions of dollars)	2022	2021	2022	2021	2022	2021
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$15	$25	$25
Interest cost	101	83	18	13	20	16
Expected return on plan assets	(168)	(179)	(33)	(33)	(2)	(1)
Amortization of prior service cost (credit)	—	—	—	—	(2)	(10)
Net periodic benefit cost (benefit) [1]	$(67)	$(96)	$(3)	$(5)	$41	$30

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$25	$29	$50	$50
Interest cost	201	165	36	27	40	32
Expected return on plan assets	(335)	(358)	(67)	(65)	(6)	(3)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(20)
Net periodic benefit cost (benefit) [1]	$(134)	$(193)	$(6)	$(9)	$81	$59

1    The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $45 million and $255 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2022. We currently anticipate full-year 2022 contributions of approximately $357 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
U.S. Plans	$34	$115	$149	$240
Non-U.S. Plans	27	28	56	54
	$61	$143	$205	$294

The decrease in the U.S. defined contribution benefit costs for the six months ended June 30, 2022 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
Finance lease revenue	$109	$124	$221	$249
Operating lease revenue	271	281	549	575
Total	$380	$405	$770	$824

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

In 2016, we provided a guarantee to an end user related to the performance of contractual obligations by a Caterpillar dealer. Under the guarantee, which was set to expire in 2025, non-performance by the Caterpillar dealer could require Caterpillar to satisfy the contractual obligations by providing goods, services or financial compensation to the end user up to an annual designated cap. This guarantee was terminated during the first quarter of 2022. No payments were made under the guarantee.

Supplier consortium performance guarantee
We provided a guarantee to a customer in Europe related to the performance of contractual obligations by a supplier consortium to which one of our Caterpillar subsidiaries was a member. The guarantee covered potential damages incurred by the customer resulting from the supplier consortium's non-performance. The damages were capped except for failure of the consortium to meet certain obligations outlined in the contract in the normal course of business. The guarantee expired during the second quarter of 2022.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2022 and December 31, 2021, the related recorded liability was $3 million and $5 million respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees was as follows:

(Millions of dollars)	June 30, 2022	December 31, 2021
Caterpillar dealer performance guarantees	$186	$747
Supplier consortium performance guarantee	17	242
Other guarantees	177	232
Total guarantees	$380	$1,221

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2022 and December 31, 2021, the SPC’s assets of $939 million and $888 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $939 million and $888 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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
The reconciliation of the change in our product warranty liability balances for the six months ended June 30 was as follows:

	First Six Months
(Millions of dollars)	2022	2021
Warranty liability, beginning of period	$1,689	$1,612
Reduction in liability (payments)	(388)	(442)
Increase in liability (new warranties)	350	515
Warranty liability, end of period	$1,651	$1,685

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2022	2021	2022	2021
Profit for the period (A) [1]	$1,673	$1,413	$3,210	$2,943
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	531.0	547.9	532.6	547.1
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.1	4.2	3.5	4.7
Average common shares outstanding for fully diluted computation (C) [2]	534.1	552.1	536.1	551.8
Profit per share of common stock:
Assuming no dilution (A/B)	$3.15	$2.58	$6.03	$5.38
Assuming full dilution (A/C) [2]	$3.13	$2.56	$5.99	$5.33
Shares outstanding as of June 30 (in millions)			527.9	547.5

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and six months ended June 30, 2022 and 2021, we excluded 2.1 million and 1.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. As of June 30, 2022, $175 million remained available under the 2018 Authorization.

For the three and six months ended June 30, 2022, we repurchased 5.9 million and 9.4 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.2 billion and $1.9 billion, respectively. For the three and six months ended June 30, 2021, we repurchased 1.2 million shares of Caterpillar common stock, at an aggregate cost of $251 million. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

In May 2022, the Board approved a new share repurchase authorization of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
Foreign currency translation:
Beginning balance	$(1,623)	$(1,257)	$(1,508)	$(910)
Gains (losses) on foreign currency translation	(632)	92	(736)	(231)
Less: Tax provision /(benefit)	27	(7)	38	17
Net gains (losses) on foreign currency translation	(659)	99	(774)	(248)
(Gains) losses reclassified to earnings	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	—
Other comprehensive income (loss), net of tax	(659)	99	(774)	(248)
Ending balance	$(2,282)	$(1,158)	$(2,282)	$(1,158)

Pension and other postretirement benefits
Beginning balance	$(63)	$(40)	$(62)	$(32)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(2)	(10)	(3)	(20)
Less: Tax provision /(benefit)	(1)	(3)	(1)	(5)
Net amortization of prior service (credit) cost	(1)	(7)	(2)	(15)
Other comprehensive income (loss), net of tax	(1)	(7)	(2)	(15)
Ending balance	$(64)	$(47)	$(64)	$(47)
Derivative financial instruments
Beginning balance	$20	$(31)	$(3)	$—
Gains (losses) deferred	207	17	254	96
Less: Tax provision /(benefit)	26	3	36	19
Net gains (losses) deferred	181	14	218	77
(Gains) losses reclassified to earnings	(321)	39	(340)	(79)
Less: Tax provision /(benefit)	(54)	10	(59)	(14)
Net (gains) losses reclassified to earnings	(267)	29	(281)	(65)
Other comprehensive income (loss), net of tax	(86)	43	(63)	12
Ending balance	$(66)	$12	$(66)	$12

Available-for-sale securities
Beginning balance	$(44)	$38	$20	$54
Gains (losses) deferred	(54)	3	(133)	(18)
Less: Tax provision /(benefit)	(11)	1	(26)	(4)
Net gains (losses) deferred	(43)	2	(107)	(14)
(Gains) losses reclassified to earnings	—	(2)	—	(2)
Less: Tax provision /(benefit)	—	(1)	—	(1)
Net (gains) losses reclassified to earnings	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	(43)	1	(107)	(15)
Ending balance	$(87)	$39	$(87)	$39

Total AOCI Ending Balance at June 30	$(2,499)	$(1,154)	$(2,499)	$(1,154)

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

15.                              Income taxes

The provision for income taxes for the six months ended June 30, 2022, reflected an estimated annual tax rate of 23.5 percent, compared with 26 percent for the six months ended June 30, 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent.

In the six months ended June 30, 2022, the company recorded discrete tax benefits of $49 million for a prior year tax adjustment due to a change in estimate. In addition, the company recorded a discrete tax benefit of $18 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $60 million benefit for the six months ended June 30, 2021.

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

Construction Industries: A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; forestry machines; material handlers; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Cat machinery; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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
Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 30 to 33 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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
For the three and six months ended June 30, 2022 and 2021, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2022
Construction Industries	$3,006	$635	$1,202	$1,148	$5,991		$42	$6,033
Resource Industries	1,027	466	489	913	2,895		66	2,961
Energy & Transportation	2,277	382	1,215	766	4,640		1,065	5,705
Financial Products Segment	505	87	97	109	798	[1]	—	798
Total sales and revenues from reportable segments	6,815	1,570	3,003	2,936	14,324		1,173	15,497
All Other operating segment	18	—	5	15	38		80	118
Corporate Items and Eliminations	(62)	(23)	(10)	(20)	(115)		(1,253)	(1,368)
Total Sales and Revenues	$6,771	$1,547	$2,998	$2,931	$14,247		$—	$14,247

Three Months Ended June 30, 2021
Construction Industries	$2,498	$430	$1,291	$1,384	$5,603		$53	$5,656
Resource Industries	799	487	525	660	2,471		76	2,547
Energy & Transportation	1,992	250	1,196	682	4,120		855	4,975
Financial Products Segment	488	65	96	125	774	[1]	—	774
Total sales and revenues from reportable segments	5,777	1,232	3,108	2,851	12,968		984	13,952
All Other operating segment	11	1	4	18	34		94	128
Corporate Items and Eliminations	(69)	(12)	(10)	(22)	(113)		(1,078)	(1,191)
Total Sales and Revenues	$5,719	$1,221	$3,102	$2,847	$12,889		$—	$12,889

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $108 million and $92 million in the three months ended June 30, 2022 and 2021, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2022
Construction Industries	$5,726	$1,262	$2,479	$2,610	$12,077		$71	$12,148
Resource Industries	2,045	865	1,083	1,661	5,654		137	5,791
Energy & Transportation	4,215	692	2,399	1,366	8,672		2,071	10,743
Financial Products Segment	1,008	160	193	220	1,581	[1]	—	1,581
Total sales and revenues from reportable segments	12,994	2,979	6,154	5,857	27,984		2,279	30,263
All Other operating segment	36	—	10	31	77		159	236
Corporate Items and Eliminations	(122)	(39)	(21)	(43)	(225)		(2,438)	(2,663)
Total Sales and Revenues	$12,908	$2,940	$6,143	$5,845	$27,836		$—	$27,836

Six Months Ended June 30, 2021
Construction Industries	$4,624	$822	$2,372	$3,226	$11,044		$71	$11,115
Resource Industries	1,456	892	999	1,221	4,568		157	4,725
Energy & Transportation	3,774	506	2,289	1,209	7,778		1,704	9,482
Financial Products Segment	964	127	196	248	1,535	[1]	—	1,535
Total sales and revenues from reportable segments	10,818	2,347	5,856	5,904	24,925		1,932	26,857
All Other operating segment	24	1	7	40	72		186	258
Corporate Items and Eliminations	(132)	(23)	(18)	(48)	(221)		(2,118)	(2,339)
Total Sales and Revenues	$10,710	$2,325	$5,845	$5,896	$24,776		$—	$24,776

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $208 million and $176 million in the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022 and 2021, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
Oil and gas	$1,232	$1,137	$2,180	$2,052
Power generation	1,186	1,052	2,198	2,015
Industrial	1,117	899	2,137	1,712
Transportation	1,105	1,032	2,157	1,999
Energy & Transportation External Sales	$4,640	$4,120	$8,672	$7,778

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Profit from reportable segments:
Construction Industries	$989	$1,029	$2,046	$2,071
Resource Industries	355	349	716	661
Energy & Transportation	659	738	1,197	1,413
Financial Products Segment	217	243	455	487
Total profit from reportable segments	2,220	2,359	4,414	4,632
Profit from All Other operating segment	31	(10)	34	(7)
Cost centers	28	11	38	32
Corporate costs	(304)	(202)	(502)	(387)
Timing	53	(124)	(45)	(190)
Restructuring costs	(28)	(25)	(41)	(89)
Methodology differences:
Inventory/cost of sales	101	7	269	7
Postretirement benefit expense	130	86	211	154
Stock-based compensation expense	(67)	(69)	(107)	(111)
Financing costs	(94)	(109)	(194)	(239)
Currency	156	50	262	236
Other income/expense methodology differences	(97)	(72)	(178)	(121)
Other methodology differences	(33)	(32)	(66)	(50)
Total consolidated profit before taxes	$2,096	$1,870	$4,095	$3,867

Reconciliation of Assets:

(Millions of dollars)	June 30, 2022	December 31, 2021
Assets from reportable segments:
Construction Industries	$5,193	$4,547
Resource Industries	5,732	5,962
Energy & Transportation	9,509	9,253
Financial Products Segment	34,339	34,860
Total assets from reportable segments	54,773	54,622
Assets from All Other operating segment	1,623	1,678
Items not included in segment assets:
Cash and cash equivalents	5,213	8,428
Deferred income taxes	2,012	1,735
Goodwill and intangible assets	4,802	4,859
Property, plant and equipment – net and other assets	4,640	4,056
Inventory methodology differences	(2,847)	(2,656)
Liabilities included in segment assets	11,403	10,777
Other	(512)	(706)
Total assets	$81,107	$82,793

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Depreciation and amortization from reportable segments:
Construction Industries	$57	$59	$115	$118
Resource Industries	91	101	183	200
Energy & Transportation	135	142	269	284
Financial Products Segment	185	191	373	387
Total depreciation and amortization from reportable segments	468	493	940	989
Items not included in segment depreciation and amortization:
All Other operating segment	58	60	116	122
Cost centers	22	24	43	50
Other	5	10	11	12
Total depreciation and amortization	$553	$587	$1,110	$1,173

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Capital expenditures from reportable segments:
Construction Industries	$43	$36	$75	$64
Resource Industries	42	34	64	57
Energy & Transportation	100	143	277	224
Financial Products Segment	334	361	575	589
Total capital expenditures from reportable segments	519	574	991	934
Items not included in segment capital expenditures:
All Other operating segment	46	32	62	47
Cost centers	16	—	25	19
Timing	16	(15)	208	109
Other	(2)	5	(12)	(9)
Total capital expenditures	$595	$596	$1,274	$1,100

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 49 months with an average remaining term of approximately 26 months as of June 30, 2022.

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

During the three and six months ended June 30, 2022, Cat Financial's forecasts for the markets in which it operates reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, high inflation rates and commodity prices are weakening the global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and six months ended June 30, 2022.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$271	$81	$352	$393	$44	$437
Write-offs	(18)	—	(18)	(68)	—	(68)
Recoveries	18	—	18	14	—	14
Provision for credit losses [1]	22	1	23	13	—	13
Other	(3)	—	(3)	2	—	2
Ending balance	$290	$82	$372	$354	$44	$398

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$251	$82	$333	$431	$44	$475
Write-offs	(38)	—	(38)	(102)	—	(102)
Recoveries	30	—	30	24	—	24
Provision for credit losses [1]	48	—	48	3	—	3
Other	(1)	—	(1)	(2)	—	(2)
Ending balance	$290	$82	$372	$354	$44	$398

Finance Receivables	$19,888	$1,764	$21,652	$19,848	$2,663	$22,511

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

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
Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,316	$3,996	$2,021	$991	$382	$103	$218	$10,027
31-60 days past due	13	31	23	14	6	2	5	94
61-90 days past due	4	10	6	4	2	2	3	31
91+ days past due	2	17	13	9	10	5	3	59

EAME
Current	642	1,204	624	397	232	104	—	3,203
31-60 days past due	4	11	9	5	—	1	—	30
61-90 days past due	1	8	5	1	1	—	—	16
91+ days past due	1	19	15	6	2	1	—	44

Asia/Pacific
Current	631	939	517	146	35	7	—	2,275
31-60 days past due	3	15	14	7	1	—	—	40
61-90 days past due	—	6	7	3	1	—	—	17
91+ days past due	1	3	6	6	1	—	—	17

Mining
Current	384	699	270	237	134	156	31	1,911
31-60 days past due	—	—	—	1	4	—	—	5
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	6	11	4	—	22

Latin America
Current	422	513	214	108	33	19	—	1,309
31-60 days past due	1	8	5	2	5	—	—	21
61-90 days past due	1	2	2	2	—	1	—	8
91+ days past due	—	12	15	7	14	18	—	66

Caterpillar Power Finance
Current	17	96	145	80	32	177	111	658
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	5	—	5
91+ days past due	—	1	—	—	—	29	—	30

Totals by Aging Category
Current	$4,412	$7,447	$3,791	$1,959	$848	$566	$360	$19,383
31-60 days past due	21	65	51	29	16	3	5	190
61-90 days past due	6	26	20	10	4	8	3	77
91+ days past due	4	52	50	34	38	57	3	238
Total Customer	$4,443	$7,590	$3,912	$2,032	$906	$634	$371	$19,888

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65

EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20

Asia/Pacific
Current	1,271	803	307	71	16	2	—	2,470
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25

Mining
Current	851	347	307	193	36	161	36	1,931
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22

Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50

Caterpillar Power Finance
Current	117	145	97	70	180	104	101	814
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44

Totals by Aging Category
Current	$9,147	$5,026	$2,874	$1,386	$571	$343	$319	$19,666
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total Customer	$9,234	$5,152	$2,964	$1,444	$597	$410	$334	$20,135

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer

As of June 30, 2022, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $73 million that were 91+ days past due in Latin America, all of which were originated in 2017. As of December 31, 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $78 million that was 91+ days past due in Latin America, all of which was originated in 2017.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	June 30, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$39	$6	$15	$47	$9	$12
EAME	49	1	20	18	1	2
Asia/Pacific	12	—	7	19	—	7
Mining	23	2	—	8	1	14
Latin America	70	—	1	52	4	1
Caterpillar Power Finance	20	12	—	40	11	—
Total	$213	$21	$43	$184	$26	$36

There was $1 million of interest income recognized during the three months ended June 30, 2022 and 2021 for customer finance receivables on non-accrual status. There was $5 million and $6 million of interest income recognized during the six months ended June 30, 2022 and 2021, respectively, for customer finance receivables on non-accrual status.

As of June 30, 2022 and December 31, 2021, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $73 million and $78 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of June 30, 2022 and December 31, 2021 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and six months ended June 30, 2022 and 2021.

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

There were no finance receivables modified as TDRs during the three and six months ended June 30, 2022 and 2021 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Customer
North America	$1	$1	$4	$4
Latin America	—	—	6	6
Caterpillar Power Finance	3	2	16	16
Total	$4	$3	$26	$26

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$1	$1	$4	$4
EAME	1	1	—	—
Mining	—	—	11	5
Latin America	—	—	6	6
Caterpillar Power Finance	9	8	16	16
Total	$11	$10	$37	$31

The Post-TDR amortized costs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
Customer	2022	2021	2022	2021
North America	$—	$—	$—	$1
Asia/Pacific	—	2	—	6
Mining	—	—	5	—
Latin America	—	15	—	15
Caterpillar Power Finance	—	—	—	5
Total	$—	$17	$5	$27

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	55	—	—	55
Corporate bonds
Corporate bonds	—	2,029	—	—	2,029
Asset-backed securities	—	181	—	—	181
Mortgage-backed debt securities
U.S. governmental agency	—	367	—	—	367
Residential	—	3	—	—	3
Commercial	—	132	—	—	132
Total debt securities	10	2,767	—	—	2,777
Equity securities
Large capitalization value	189	—	—	—	189
Smaller company growth	42	—	—	—	42
REIT	—	—	—	197	197
Total equity securities	231	—	—	197	428
Derivative financial instruments - assets
Foreign currency contracts - net	—	295	—	—	295
Commodity contracts - net	—	7	—	—	7
Total assets	$241	$3,069	$—	$197	$3,507
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$62	$—	$—	$62
Total liabilities	$—	$62	$—	$—	$62

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	61	—	—	61
Corporate bonds
Corporate bonds	—	1,046	—	—	1,046
Asset-backed securities	—	176	—	—	176
Mortgage-backed debt securities
U.S. governmental agency	—	325	—	—	325
Residential	—	4	—	—	4
Commercial	—	99	—	—	99
Total debt securities	10	1,711	—	—	1,721
Equity securities
Large capitalization value	217	—	—	—	217
Smaller company growth	98	—	—	—	98
REIT	—	—	—	167	167
Total equity securities	315	—	—	167	482
Derivative financial instruments - assets
Foreign currency contracts - net	—	168	—	—	168
Interest rate contracts - net	—	23	—	—	23
Commodity contracts - net	—	21	—	—	21
Total Assets	$325	$1,923	$—	$167	$2,415

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $98 million and $100 million as of June 30, 2022 and December 31, 2021, respectively.

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

Our financial instruments not carried at fair value were as follows:

	June 30, 2022		December 31, 2021
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$13,952	$13,528	$13,837	$13,836	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	791	755	773	753	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,713	9,881	9,791	12,420	2
Financial Products	22,247	21,710	22,594	22,797	2

1    Represents finance leases and failed sale leasebacks of $7,614 million and $8,083 million at June 30, 2022 and December 31, 2021, respectively.

19.                         Other income (expense)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2022	2021	2022	2021
Investment and interest income	$25	$21	$46	$44
Foreign exchange gains (losses) [1]	224	(32)	271	63
License fee income	37	32	69	57
Net periodic pension and OPEB income (cost), excluding service cost	66	111	134	222
Gains (losses) on securities	(47)	17	(59)	42
Miscellaneous income (loss)	(45)	52	52	98
Total	$260	$201	$513	$526

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

Restructuring costs for the three and six months ended June 30, 2022 and 2021 were as follows:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Employee separations [1]	$18	$17	$23	$62
Long-lived asset impairments [1]	5	(7)	5	4
Other [2]	5	15	13	23
Total restructuring costs	$28	$25	$41	$89

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, equipment relocation, inventory write-downs and project management, all of which are primarily included in Cost of goods sold.

For both the six months ended June 30, 2022 and 2021, the restructuring costs were primarily related to actions across the company including strategic actions to address a small number of products.

In 2022 and 2021, all restructuring costs are excluded from segment profit.

The following table summarizes the 2022 and 2021 employee separation activity:

(Millions of dollars)	Six Months Ended June 30
	2022	2021
Liability balance, beginning of period	$61	$164
Increase in liability (separation charges)	23	62
Reduction in liability (payments)	(50)	(82)
Liability balance, end of period	$34	$144

Most of the liability balance at June 30, 2022 is expected to be paid in 2022.

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

Highlights for the second quarter of 2022 include:
•Total sales and revenues for the second quarter of 2022 were $14.247 billion, an increase of $1.358 billion, or 11 percent, compared with $12.889 billion in the second quarter of 2021. Sales were higher across the three primary segments.
•Operating profit margin was 13.6 percent for the second quarter of 2022, compared with 13.9 percent for the second quarter of 2021. Adjusted operating profit margin was 13.8 percent for the second quarter of 2022, compared with 14.1 percent for the second quarter of 2021.
•Second-quarter 2022 profit per share was $3.13, and excluding the items in the table below, adjusted profit per share was $3.18. Second-quarter 2021 profit per share was $2.56 and, excluding the items in the table below, adjusted profit per share was $2.60.
•Caterpillar ended the second quarter of 2022 with $6.0 billion of enterprise cash.

Highlights for the six months ended June 30, 2022 include:
•Total sales and revenues were $27.836 billion for the six months ended June 30, 2022, an increase of $3.060 billion, or 12 percent, compared with $24.776 billion for the six months ended June 30, 2021.
•Operating profit margin was 13.6 percent for the six months ended June 30, 2022, compared with 14.5 percent for the six months ended June 30, 2021. Adjusted operating profit margin was 13.8 percent for the six months ended June 30, 2022, compared with 14.9 percent for the six months ended June 30, 2021.
•Profit per share for the six months ended June 30, 2022, was $5.99 and, excluding the items in the table below, adjusted profit per share was $6.06. Profit per share for the six months ended June 30, 2021, was $5.33, and excluding the items in the table below, adjusted profit per share was $5.47.
•Enterprise operating cash flow was $2.5 billion for the six months ended June 30, 2022.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 64.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$2,096	$3.13	$1,870	$2.56	$4,095	$5.99	$3,867	$5.33
Restructuring costs	28	0.05	25	0.04	41	0.07	89	0.14
Adjusted profit	$2,124	$3.18	$1,895	$2.60	$4,136	$6.06	$3,956	$5.47

Overview
Total sales and revenues for the second quarter of 2022 were $14.247 billion, an increase of $1.358 billion, or 11 percent, compared with $12.889 billion in the second quarter of 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by services, partially offset by lower sales of equipment to end users. Sales were higher across the three primary segments.
Second-quarter 2022 profit per share was $3.13, compared with $2.56 profit per share in the second quarter of 2021. Profit per share for both quarters included restructuring costs. Profit for the second quarter of 2022 was $1.673 billion, an increase of $260 million, or 18%, compared with $1.413 billion for the second quarter of 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected higher material and freight costs.

Global Business Conditions:
We continue to monitor a variety of external factors including the ongoing impact of the COVID-19 pandemic around the world, supply chain disruptions, inflationary cost and labor pressures. Areas of particular focus include certain components, transportation and raw materials. Transportation shortages have resulted in delays and increased costs. In addition, our suppliers are dealing with availability issues and freight delays, which leads to pressure on production in our facilities. Contingency plans have been developed and continue to be modified to minimize supply chain challenges that may impact our ability to meet increasing customer demand. We continue to assess the environment and are taking appropriate price actions in response to rising costs. We will continue to monitor the situation as conditions remain fluid and evolve throughout the year.
Notes:
•Glossary of terms is included on pages 58 - 60; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 64.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2022 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2021

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2021 (at left) and the second quarter of 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the second quarter of 2022 were $14.247 billion, an increase of $1.358 billion, or 11 percent, compared with $12.889 billion in the second quarter of 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by services, partially offset by lower sales of equipment to end users.
Sales were higher across the three primary segments.
North America sales increased 20 percent due to favorable price realization and services. Lower sales of equipment to end users was mostly offset by the impact of changes in dealer inventories. Dealers decreased inventories more during the second quarter of 2021 than during the second quarter of 2022.
Sales increased 27 percent in Latin America due to higher sales of equipment to end users, favorable price realization and services, partially offset by the impact of changes in dealer inventories. Dealers increased inventories during the second quarter of 2021, compared with a decrease during the second quarter of 2022.
EAME sales decreased 3 percent due to unfavorable currency impacts, primarily related to the euro and British pound, and the impact of changes in dealer inventories, partially offset by favorable price realization. Dealers increased inventories during the second quarter of 2021, compared with a decrease during the second quarter of 2022.
Asia/Pacific sales increased 4 percent driven by favorable price realization and services, partially offset by unfavorable currency impacts, related to the Australian dollar and Japanese yen, and lower sales of equipment to end users.
Dealers decreased inventories by $400 million during the second quarter of 2022 and during the second quarter of 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant increase in dealer inventory in 2022.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2021	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2022	$ Change	% Change

Construction Industries	$5,656	$(25)	$535	$(122)	$(11)	$6,033	$377	7%
Resource Industries	2,547	140	317	(33)	(10)	2,961	414	16%
Energy & Transportation	4,975	363	260	(103)	210	5,705	730	15%
All Other Segment	128	4	1	(1)	(14)	118	(10)	(8%)
Corporate Items and Eliminations	(1,113)	17	(8)	1	(175)	(1,278)	(165)
Machinery, Energy & Transportation Sales	12,193	499	1,105	(258)	—	13,539	1,346	11%

Financial Products Segment	774	—	—	—	24	798	24	3%
Corporate Items and Eliminations	(78)	—	—	—	(12)	(90)	(12)
Financial Products Revenues	696	—	—	—	12	708	12	2%

Consolidated Sales and Revenues	$12,889	$499	$1,105	$(258)	$12	$14,247	$1,358	11%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2022
Construction Industries	$3,006	20%	$635	48%	$1,202	(7%)	$1,148	(17%)	$5,991		7%	$42	(21%)	$6,033	7%
Resource Industries	1,027	29%	466	(4%)	489	(7%)	913	38%	2,895		17%	66	(13%)	2,961	16%
Energy & Transportation	2,277	14%	382	53%	1,215	2%	766	12%	4,640		13%	1,065	25%	5,705	15%
All Other Segment	18	64%	—	(100%)	5	25%	15	(17%)	38		12%	80	(15%)	118	(8%)
Corporate Items and Eliminations	(20)		(2)		—		(3)		(25)			(1,253)		(1,278)
Machinery, Energy & Transportation Sales	6,308	20%	1,481	27%	2,911	(3%)	2,839	4%	13,539		11%	—	—	13,539	11%

Financial Products Segment	505	3%	87	34%	97	1%	109	(13%)	798	[1]	3%	—	—	798	3%
Corporate Items and Eliminations	(42)		(21)		(10)		(17)		(90)			—		(90)
Financial Products Revenues	463	3%	66	22%	87	—%	92	(12%)	708		2%	—	—	708	2%

Consolidated Sales and Revenues	$6,771	18%	$1,547	27%	$2,998	(3%)	$2,931	3%	$14,247		11%	$—	—	$14,247	11%

Second Quarter 2021
Construction Industries	$2,498		$430		$1,291		$1,384		$5,603			$53		$5,656
Resource Industries	799		487		525		660		2,471			76		2,547
Energy & Transportation	1,992		250		1,196		682		4,120			855		4,975
All Other Segment	11		1		4		18		34			94		128
Corporate Items and Eliminations	(31)		(1)		(1)		(2)		(35)			(1,078)		(1,113)
Machinery, Energy & Transportation Sales	5,269		1,167		3,015		2,742		12,193			—		12,193

Financial Products Segment	488		65		96		125		774	[1]		—		774
Corporate Items and Eliminations	(38)		(11)		(9)		(20)		(78)			—		(78)
Financial Products Revenues	450		54		87		105		696			—		696

Consolidated Sales and Revenues	$5,719		$1,221		$3,102		$2,847		$12,889			$—		$12,889

1 Includes revenues from Machinery, Energy & Transportation of $108 million and $92 million in the second quarter of 2022 and 2021, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2021 (at left) and the second quarter of 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the second quarter of 2022 was $1.944 billion, an increase of $155 million, or 9 percent, compared with $1.789 billion in the second quarter of 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by higher manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses. Unfavorable manufacturing costs largely reflected higher material and freight costs. The increase in SG&A/R&D expenses was mainly driven by investments aligned with the company's strategy for profitable growth and higher short-term incentive compensation expense.
Short-term incentive compensation expense was about $500 million in the second quarter of 2022, compared to about $400 million in the second quarter of 2021.
Operating profit margin was 13.6 percent for the second quarter of 2022, compared with 13.9 percent for the second quarter of 2021.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2022	Second Quarter 2021	$ Change	% Change
Construction Industries	$989	$1,029	$(40)	(4%)
Resource Industries	355	349	6	2%
Energy & Transportation	659	738	(79)	(11%)
All Other Segment	31	(10)	41	n/a
Corporate Items and Eliminations	(230)	(453)	223
Machinery, Energy & Transportation	1,804	1,653	151	9%

Financial Products Segment	217	243	(26)	(11%)
Corporate Items and Eliminations	17	(29)	46
Financial Products	234	214	20	9%
Consolidating Adjustments	(94)	(78)	(16)
Consolidated Operating Profit	$1,944	$1,789	$155	9%

Corporate Items and Eliminations included corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting (the company values segment inventories and cost of sales using a current cost methodology), certain restructuring costs and inter-segment eliminations.

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the second quarter of 2022 was $108 million, compared with $120 million in the second quarter of 2021. The decrease was due to lower average debt outstanding during the second quarter of 2022, compared with the second quarter of 2021.
▪Other income (expense) in the second quarter of 2022 was income of $260 million, compared with income of $201 million in the second quarter of 2021. The change was primarily driven by favorable impacts from foreign currency exchange, partially offset by unfavorable impacts from commodity hedges, unrealized losses on marketable securities and lower pension and other postemployment benefit (OPEB) plan income.
▪The provision for income taxes for the second quarter of 2022 reflected an estimated annual tax rate of 23.5 percent, compared with 26 percent for the second quarter of 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent.
In the second quarter of 2022, the company recorded a $10 million benefit due to the change from the first-quarter estimated annual tax rate of 24 percent. In addition, the company recorded discrete tax benefits of $55 million primarily for a prior year tax adjustment due to a change in estimate, compared with a $17 million benefit in the second quarter of 2021 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Construction Industries
Construction Industries’ total sales were $6.033 billion in the second quarter of 2022, an increase of $377 million, or 7 percent, compared with $5.656 billion in the second quarter of 2021. The increase was due to favorable price realization, partially offset by unfavorable currency impacts primarily related to the euro, Japanese yen and Australian dollar. Sales volume decreased slightly as lower sales of equipment to end users was mostly offset by higher sales of aftermarket parts.
▪In North America, sales increased due to favorable price realization and higher sales volume. Higher sales volume was driven by the impact from changes in dealer inventories. Dealer inventory decreased more during the second quarter of 2021 than during the second quarter of 2022.
▪Sales increased in Latin America primarily due to higher sales volume and favorable price realization. Higher sales volume was driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2022, compared with an increase during the second quarter of 2021.
▪In EAME, sales decreased due to lower sales volume and unfavorable currency impacts primarily related to the euro, partially offset by favorable price realization. Lower sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2022, compared with an increase during the second quarter of 2021.
▪Sales decreased in Asia/Pacific mainly due to lower sales volume and unfavorable currency impacts primarily related to the Japanese yen and Australian dollar, partially offset by favorable price realization. Lower sales volume was driven by lower sales of equipment to end users, primarily in China.
Construction Industries’ profit was $989 million in the second quarter of 2022, a decrease of $40 million, or 4 percent, compared with $1.029 billion in the second quarter of 2021. Favorable price realization was offset by unfavorable manufacturing costs and lower sales volume. Unfavorable manufacturing costs largely reflected higher material and freight costs.
Construction Industries’ profit as a percent of total sales was 16.4 percent in the second quarter of 2022, compared with 18.2 percent in the second quarter of 2021.
Resource Industries
Resource Industries’ total sales were $2.961 billion in the second quarter of 2022, an increase of $414 million, or 16 percent, compared with $2.547 billion in the second quarter of 2021. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was due to higher sales of aftermarket parts.
Resource Industries’ profit was $355 million in the second quarter of 2022, an increase of $6 million, or 2 percent, compared with $349 million in the second quarter of 2021. Unfavorable manufacturing costs were offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material and freight costs.

Resource Industries’ profit as a percent of total sales was 12.0 percent in the second quarter of 2022, compared with 13.7 percent in the second quarter of 2021.
Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2022	Second Quarter 2021	$ Change	% Change
Oil and Gas	$1,232	$1,137	$95	8%
Power Generation	1,186	1,052	134	13%
Industrial	1,117	899	218	24%
Transportation	1,105	1,032	73	7%
External Sales	4,640	4,120	520	13%
Inter-segment	1,065	855	210	25%
Total Sales	$5,705	$4,975	$730	15%

Energy & Transportation’s total sales were $5.705 billion in the second quarter of 2022, an increase of $730 million, or 15 percent, compared with $4.975 billion in the second quarter of 2021. Sales increased across all applications and inter-segment sales.
•Oil and Gas – Sales increased due to higher sales of reciprocating engine aftermarket parts and engines used in well servicing and gas compression applications, primarily in North America, partially offset by lower sales for turbines and turbine-related services.
•Power Generation – Sales rose due to higher sales volume in small reciprocating engine applications, reciprocating engine aftermarket parts and turbines and turbine-related services.
•Industrial – Sales were up due to higher sales volumes across all regions.
•Transportation – Sales increased in reciprocating engines aftermarket parts and rail services.
Energy & Transportation’s profit was $659 million in the second quarter of 2022, a decrease of $79 million, or 11 percent, compared with $738 million in the second quarter of 2021. The decrease was mainly due to unfavorable manufacturing costs and higher SG&A/R&D expenses, partially offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material and freight costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 11.6 percent in the second quarter of 2022, compared with 14.8 percent in the second quarter of 2021.
Financial Products Segment
Financial Products’ segment revenues were $798 million in the second quarter of 2022, an increase of $24 million, or 3 percent, compared with $774 million in the second quarter of 2021.The increase was primarily due to a favorable impact from returned or repossessed equipment in North America and higher average financing rates in Latin America, partially offset by lower average earning assets in Asia/Pacific.
Financial Products’ segment profit was $217 million in the second quarter of 2022, a decrease of $26 million, or 11 percent, compared with $243 million in the second quarter of 2021. The decrease was mainly due to an unfavorable impact from equity securities in Insurance Services and a higher provision for credit losses at Cat Financial, partially offset by a favorable impact from returned or repossessed equipment.
At the end of the second quarter of 2022, past dues at Cat Financial were 2.19 percent, compared with 2.58 percent at the end of the second quarter of 2021. The decrease in past dues was mostly driven by the Caterpillar Power Finance, EAME and North America portfolios. Write-offs, net of recoveries, were less than $1 million for the second quarter of 2022, compared with $54 million for the second quarter of 2021. As of June 30, 2022, Cat Financial's allowance for credit losses totaled $376 million, or 1.41% of finance receivables, compared with $357 million, or 1.29 percent of finance receivables at March 31, 2022. The increase in allowance for credit losses included a higher reserve for the Russia and Ukraine portfolios. The allowance for credit losses at year-end 2021 was $337 million, or 1.22 percent of finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $213 million in the second quarter of 2022, a decrease of $269 million from the second quarter of 2021, primarily driven by lower expenses due to timing differences, favorable impacts of segment reporting methodology and a favorable change in fair value adjustments related to deferred compensation plans, partially offset by higher corporate costs.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2021

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2021 (at left) and the six months ended June 30, 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $27.836 billion for the six months ended June 30, 2022, an increase of $3.060 billion, or 12 percent, compared with $24.776 billion for the six months ended June 30, 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by services and the impact from changes in dealer inventories, partially offset by lower sales of equipment to end users. Dealers increased inventories about $900 million during the six months ended June 30, 2022, compared with an increase of $300 million during the six months ended June 30, 2021.
Sales were higher in the three primary segments.
North America sales increased 22 percent driven by favorable price realization, services and the impact from changes in dealer inventories. Dealers decreased inventories during the six months ended June 30, 2021, compared with an increase during the six months ended June 30, 2022.
Sales increased 27 percent in Latin America due to favorable price realization, services and higher sales of equipment to end users.
EAME sales increased 5 percent due to favorable price realization, services, higher sales of equipment to end users and the impact from changes in dealer inventories, partially offset by unfavorable currency impacts related to the euro and British pound. Dealers increased inventories more during the six months ended June 30, 2022, than during the six months ended June 30, 2021.
Asia/Pacific sales were about flat as lower sales of equipment to end users and unfavorable currency impacts related to the Australian dollar and Japanese yen were mostly offset by favorable price realization and services.
Dealers increased inventories about $900 million during the six months ended June 30, 2022, compared with an increase of $300 million during the six months ended June 30, 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant increase in dealer inventory in 2022.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2021	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2022	$ Change	% Change

Construction Industries	$11,115	$300	$956	$(223)	$—	$12,148	$1,033	9%
Resource Industries	4,725	667	486	(67)	(20)	5,791	1,066	23%
Energy & Transportation	9,482	696	375	(177)	367	10,743	1,261	13%
All Other Segment	258	6	1	(2)	(27)	236	(22)	(9%)
Corporate Items and Eliminations	(2,196)	32	(9)	—	(320)	(2,493)	(297)
Machinery, Energy & Transportation Sales	23,384	1,701	1,809	(469)	—	26,425	3,041	13%

Financial Products Segment	1,535	—	—	—	46	1,581	46	3%
Corporate Items and Eliminations	(143)	—	—	—	(27)	(170)	(27)
Financial Products Revenues	1,392	—	—	—	19	1,411	19	1%

Consolidated Sales and Revenues	$24,776	$1,701	$1,809	$(469)	$19	$27,836	$3,060	12%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2022
Construction Industries	$5,726	24%	$1,262	54%	$2,479	5%	$2,610	(19%)	$12,077		9%	$71	—%	$12,148	9%
Resource Industries	2,045	40%	865	(3%)	1,083	8%	1,661	36%	5,654		24%	137	(13%)	5,791	23%
Energy & Transportation	4,215	12%	692	37%	2,399	5%	1,366	13%	8,672		11%	2,071	22%	10,743	13%
All Other Segment	36	50%	—	(100%)	10	43%	31	(23%)	77		7%	159	(15%)	236	(9%)
Corporate Items and Eliminations	(44)		(1)		(2)		(8)		(55)			(2,438)		(2,493)
Machinery, Energy & Transportation Sales	11,978	22%	2,818	27%	5,969	5%	5,660	(1%)	26,425		13%	—	—%	26,425	13%

Financial Products Segment	1,008	5%	160	26%	193	(2%)	220	(11%)	1,581	[1]	3%	—	—%	1,581	3%
Corporate Items and Eliminations	(78)		(38)		(19)		(35)		(170)			—		(170)
Financial Products Revenues	930	3%	122	16%	174	(3%)	185	(10%)	1,411		1%	—	—%	1,411	1%

Consolidated Sales and Revenues	$12,908	21%	$2,940	26%	$6,143	5%	$5,845	(1%)	$27,836		12%	$—	—%	$27,836	12%

Six Months Ended June 30, 2021
Construction Industries	$4,624		$822		$2,372		$3,226		$11,044			$71		$11,115
Resource Industries	1,456		892		999		1,221		4,568			157		4,725
Energy & Transportation	3,774		506		2,289		1,209		7,778			1,704		9,482
All Other Segment	24		1		7		40		72			186		258
Corporate Items and Eliminations	(70)		(1)		(1)		(6)		(78)			(2,118)		(2,196)
Machinery, Energy & Transportation Sales	9,808		2,220		5,666		5,690		23,384			—		23,384

Financial Products Segment	964		127		196		248		1,535	[1]		—		1,535
Corporate Items and Eliminations	(62)		(22)		(17)		(42)		(143)			—		(143)
Financial Products Revenues	902		105		179		206		1,392			—		1,392

Consolidated Sales and Revenues	$10,710		$2,325		$5,845		$5,896		$24,776			$—		$24,776

1 Includes revenues from Machinery, Energy & Transportation of $208 million and $176 million in the six months ended June 30, 2022 and 2021, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2021 (at left) and the six months ended June 30, 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2022, was $3.799 billion, an increase of $196 million, or 5 percent, compared with $3.603 billion for the six months ended June 30, 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses.
Unfavorable manufacturing costs primarily reflected higher material and freight costs. For 2022, price realization is expected to more than offset manufacturing cost increases. The increase in SG&A/R&D expenses was driven by investments aligned with the company's strategy for profitable growth and higher short-term incentive compensation expense.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the six months ended June 30, 2022, was about $800 million, compared with about $700 million for the six months ended June 30, 2021. For 2022, short-term incentive compensation expense is expected to be about $1.6 billion, compared with $1.3 billion in 2021.
Operating profit margin was 13.6 percent for the six months ended June 30, 2022, compared with 14.5 percent for the six months ended June 30, 2021.

Profit by Segment
(Millions of dollars)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Construction Industries	$2,046	$2,071	$(25)	(1%)
Resource Industries	716	661	55	8%
Energy & Transportation	1,197	1,413	(216)	(15%)
All Other Segment	34	(7)	41	n/a
Corporate Items and Eliminations	(474)	(821)	347
Machinery, Energy & Transportation	3,519	3,317	202	6%

Financial Products Segment	455	487	(32)	(7%)
Corporate Items and Eliminations	—	(48)	48
Financial Products	455	439	16	4%
Consolidating Adjustments	(175)	(153)	(22)
Consolidated Operating Profit	$3,799	$3,603	$196	5%

Corporate Items and Eliminations included corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting (the company values segment inventories and cost of sales using a current cost methodology), certain restructuring costs and inter-segment eliminations.

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the six months ended June 30, 2022, was $217 million, compared with $262 million for the six months ended June 30, 2021. The decrease was due to lower average debt outstanding during the six months ended June 30, 2022, compared with the six months ended June 30, 2021.
▪Other income (expense) for the six months ended June 30, 2022, was income of $513 million, about flat compared with income of $526 million for the six months June 30, 2021. Favorable impacts from foreign currency exchange were offset by unrealized losses on marketable securities and lower pension and OPEB income.
▪The provision for income taxes for the six months ended June 30, 2022, reflected an estimated annual tax rate of 23.5 percent, compared with 26 percent for the six months ended June 30, 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent.
In the six months ended June 30, 2022, the company recorded discrete tax benefits of $49 million for a prior year tax adjustment due to a change in estimate. In addition, the company recorded a discrete tax benefit of $18 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $60 million benefit for the six months ended June 30, 2021.
Construction Industries
Construction Industries’ total sales were $12.148 billion for the six months ended June 30, 2022, an increase of $1.033 billion, or 9 percent, compared with $11.115 billion for the six months ended June 30, 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories and higher sales of aftermarket parts, partially offset by lower sales of equipment to end users. Dealers increased inventories more during the six months ended June 30, 2022, than during the six months ended June 30, 2021.
•In North America, sales increased due to favorable price realization, the impact from changes in dealer inventories and higher sales of equipment to end users and aftermarket parts. Dealers decreased inventories during the six months ended June 30, 2021, compared with remaining about flat during the six months ended June 30, 2022.
•Sales increased in Latin America primarily due to higher sales of equipment to end users and favorable price realization.
•In EAME, sales increased due to favorable price realization and higher sales of equipment to end users, partially offset by unfavorable currency impacts related to the euro and the impacts from changes in dealer inventories. Dealers increased inventories more during the six months ended June 30, 2021, than during the six months ended June 30, 2022.
•Sales decreased in Asia/Pacific due to lower sales of equipment to end users and unfavorable currency impacts related to the Japanese yen and Australian dollar, partially offset by favorable price realization, higher sales of aftermarket parts and the impact from changes in dealer inventories. Dealers increased inventories more during the six months ended June 30, 2022, than during the six months ended June 30, 2021.
Construction Industries’ profit was $2.046 billion for the six months ended June 30, 2022, about flat compared with $2.071 billion for the six months ended June 30, 2021. Unfavorable manufacturing costs were offset by favorable price realization. Unfavorable manufacturing costs largely reflected higher material and freight costs.
Construction Industries’ profit as a percent of total sales was 16.8 percent for the six months ended June 30, 2022, compared with 18.6 percent for the six months ended June 30, 2021.
Resource Industries
Resource Industries’ total sales were $5.791 billion for the six months ended June 30, 2022, an increase of $1.066 billion, or 23 percent, compared with $4.725 billion for the six months ended June 30, 2021. The increase was due to higher sales volume and favorable price realization. The increase in sales volume was driven by higher sales of aftermarket parts, the impact from changes in dealer inventories and higher sales of equipment to end users. Dealers increased inventories more during the six months ended June 30, 2022, than during the six months ended June 30, 2021.
Resource Industries’ profit was $716 million for the six months ended June 30, 2022, an increase of $55 million, or 8 percent, compared with $661 million for the six months ended June 30, 2021. Unfavorable manufacturing costs were more than offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material and freight costs.

Resource Industries’ profit as a percent of total sales was 12.4 percent for the six months ended June 30, 2022, compared with 14.0 percent for the six months ended June 30, 2021.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Oil and Gas	$2,180	$2,052	$128	6%
Power Generation	2,198	2,015	183	9%
Industrial	2,137	1,712	425	25%
Transportation	2,157	1,999	158	8%
External Sales	8,672	7,778	894	11%
Inter-Segment	2,071	1,704	367	22%
Total Sales	$10,743	$9,482	$1,261	13%

Energy & Transportation’s total sales were $10.743 billion for the six months ended June 30, 2022, an increase of $1.261 billion, or 13 percent, compared with $9.482 billion for the six months ended June 30, 2021. Sales increased across all applications and inter-segment sales.
•Oil and Gas – Sales increased due to higher sales of reciprocating engine aftermarket parts and engines used in well servicing and gas compression applications, primarily in North America, partially offset by lower sales for turbines and turbine-related services.
•Power Generation – Sales increased due to higher sales volume in small reciprocating engine applications.
•Industrial – Sales were up due to higher sales volumes across all regions.
•Transportation – Sales increased primarily in reciprocating engine aftermarket parts and rail services.
Energy & Transportation’s profit was $1.197 billion for the six months ended June 30, 2022, a decrease of $216 million, or 15 percent, compared with $1.413 billion for the six months ended June 30, 2021. The decrease was due to unfavorable manufacturing costs and higher SG&A/R&D expenses, partially offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher freight and material costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 11.1 percent for the six months ended June 30, 2022, compared with 14.9 percent for the six months ended June 30, 2021.
Financial Products Segment
Financial Products’ segment revenues were $1.581 billion for the six months ended June 30, 2022, an increase of $46 million, or 3 percent, compared with $1.535 billion for the six months ended June 30, 2021. The increase was primarily due to a favorable impact from returned or repossessed equipment in North America.
Financial Products’ segment profit was $455 million for the six months ended June 30, 2022, a decrease of $32 million, or 7 percent, compared with $487 million for the six months ended June 30, 2021. The decrease was mainly due to an unfavorable impact from equity securities in Insurance Services and a higher provision for credit losses at Cat Financial, partially offset by a favorable impact from returned or repossessed equipment.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $474 million for the six months ended June 30, 2022, a decrease of $395 million from the six months ended June 30, 2021, primarily driven by favorable impacts of segment reporting methodology, lower expenses due to timing differences and a favorable change in fair value adjustments related to deferred compensation plans, partially offset by higher corporate costs.

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
4.Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.
5.Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; compactors; cold planers; compact track and multi-terrain loaders; mini, small, medium and large track excavators; forestry machines; material handlers; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; small and medium track-type tractors; track-type loaders; wheel excavators; compact, small and medium wheel loaders; and related parts and work tools.
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

11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Cat machinery; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first six months of 2022 and ended the second quarter with $6.01 billion of cash, a decrease of $3.24 billion from year-end 2021. In addition, ME&T has invested in available-for-sale debt securities and bank time deposits with varying maturity dates within one year that are considered highly liquid and are available for current operations. These securities are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position and were $1.64 billion at the end of June 30, 2022. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first six months of 2022 was $2.55 billion, down $1.50 billion compared to the same period a year ago. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022. In addition, there were increased working capital requirements during the first six months of 2022 compared to the same period last year. Within working capital, changes in inventory, accounts payable and accrued expenses unfavorably impacted cash flow but were partially offset by favorable changes in accounts receivable and customer advances.
Total debt as of June 30, 2022 was $36.96 billion, a decrease of $827 million from year-end 2021. Debt related to ME&T decreased $83 million in the first six months of 2022 while debt related to Financial Products decreased $740 million.
As of June 30, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2022 was $2.75 billion. Information on our Credit Facility is as follows:
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
At June 30, 2022, Caterpillar’s consolidated net worth was $15.82 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2022, Cat Financial’s covenant interest coverage ratio was 2.56 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2022, Cat Financial’s six-month covenant leverage ratio was 7.36 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2022, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2022 were:

	June 30, 2022
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,280	182	3,098
Total credit lines available	13,780	2,932	10,848
Less: Commercial paper outstanding	(4,572)	—	(4,572)
Less: Utilized credit	(620)	—	(620)
Available credit	$8,588	$2,932	$5,656

The other external consolidated credit lines with banks as of June 30, 2022 totaled $3.28 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allows them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in accounts payable in the Consolidated Statement of Financial Position were $872 million and $822 million at June 30, 2022 and December 31, 2021, respectively. The amounts settled through the Programs and paid to participating financial institutions were $2.6 billion and $1.9 billion during the first six months of 2022 and 2021, respectively. We account for payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
Machinery, Energy & Transportation
Net cash provided by operating activities was $1.29 billion in the first six months of 2022, compared with net cash provided of $3.80 billion for the same period in 2021. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022. In addition, there were increased working capital requirements and lower profit adjusted for non-cash items during the first six months of 2022 compared to the same period last year. Within working capital, changes in inventory, accounts payable and accrued expenses unfavorably impacted cash flow but were partially offset by favorable changes in customer advances and accounts receivable.
Net cash used by investing activities in the first six months of 2022 was $1.24 billion, compared with net cash provided of $85 million in the first six months of 2021. The change was primarily due to decreased activity related to intercompany lending with Financial Products and increases in net investment activity. During the first six months of 2022, we had net investment activity of $710 million which included $1.00 billion in debt securities partially offset by net proceeds from maturing time deposits of $300 million.
Net cash used for financing activities during the first six months of 2022 was $3.26 billion, compared with net cash used of $2.67 billion in the same period of 2021. The change was primarily due to higher share repurchases in the first six months of 2022 compared to the same period in 2021 partially offset by the absence of repayment of maturing debt and lower proceeds from debt issuances, which occurred in the first half of 2021.
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
Operational excellence and commitments – Capital expenditures were $594 million during the first six months of 2022, compared to $430 million for the same period in 2021. We expect ME&T’s capital expenditures in 2022 to be about $1.5 billion. We made $255 million of contributions to our pension and other postretirement benefit plans during the first six months of 2022. We currently anticipate full-year 2022 contributions of approximately $357 million. In comparison, we made $160 million of contributions to our pension and other postretirement benefit plans during the first six months of 2021.
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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10.0 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In the first six months of 2022, we repurchased $1.92 billion of Caterpillar common stock, with $175 million remaining under the 2018 Authorization as of June 30, 2022. In May 2022, the Board approved a new share repurchase authorization of up to $15 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Our basic shares outstanding as of June 30, 2022 were approximately 528 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2022, the Board of Directors approved an 8 percent increase in the quarterly dividend to $1.20 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.19 billion in the first six months of 2022.

Financial Products
Financial Products operating cash flow was $735 million in the first six months of 2022, compared with $636 million for the same period a year ago. Net cash used for investing activities was $125 million for the first six months of 2022, compared with net cash used of $839 million for the same period in 2021. The change was primarily due to portfolio related activity. Net cash used for financing activities was $630 million for the first six months of 2022 compared with net cash provided of $464 million for the same period in 2021. The change was primarily due to lower portfolio funding requirements.

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
Order Backlog
At the end of the second quarter of 2022, the dollar amount of backlog believed to be firm was approximately $28.5 billion, about $2.0 billion higher than the first quarter of 2022. The order backlog increase was primarily driven by Energy & Transportation. Of the total backlog at June 30, 2022, approximately $5.3 billion was not expected to be filled in the following twelve months.

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

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended June 30, 2022 - U.S. GAAP	$1,944	13.6%	$2,096	$427	20.4%	$1,673	$3.13
Restructuring costs	28	0.2%	28	2	10.0%	26	$0.05
Three Months Ended June 30, 2022 - Adjusted	$1,972	13.8%	$2,124	$429	20.2%	$1,699	$3.18

Three Months Ended June 30, 2021 - U.S. GAAP	$1,789	13.9%	$1,870	$470	25.1%	$1,413	$2.56
Restructuring costs	25	0.2%	25	3	15.0%	22	$0.04
Three Months Ended June 30, 2021 - Adjusted	$1,814	14.1%	$1,895	$473	25.0%	$1,435	$2.60
Six Months Ended June 30, 2022- U.S. GAAP	$3,799	13.6%	$4,095	$896	21.9%	$3,210	$5.99
Restructuring costs	41	0.2%	41	4	10.0%	37	$0.07
Six Months Ended June 30, 2022 - Adjusted	$3,840	13.8%	$4,136	$900	21.8%	$3,247	$6.06

Six Months Ended June 30, 2021 - U.S. GAAP	$3,603	14.5%	$3,867	$945	24.4%	$2,943	$5.33
Restructuring costs	89	0.4%	89	13	15.0%	76	$0.14
Six Months Ended June 30, 2021 - Adjusted	$3,692	14.9%	$3,956	$958	24.2%	$3,019	$5.47

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30
	2022	2021
ME&T net cash provided by operating activities [1]	$1,289	$3,799
ME&T capital expenditures	(594)	(430)
ME&T free cash flow	$695	$3,369
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 72 - 73.

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

Pages 66 to 73 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,539	$13,539	$—	$—
Revenues of Financial Products	708	—	828	(120)	[1]
Total sales and revenues	14,247	13,539	828	(120)

Operating costs:
Cost of goods sold	9,975	9,978	—	(3)	[2]
Selling, general and administrative expenses	1,425	1,261	167	(3)	[2]
Research and development expenses	480	480	—	—
Interest expense of Financial Products	120	—	120	—
Other operating (income) expenses	303	16	307	(20)	[2]
Total operating costs	12,303	11,735	594	(26)

Operating profit	1,944	1,804	234	(94)

Interest expense excluding Financial Products	108	108	—	—
Other income (expense)	260	180	(14)	94	[3]

Consolidated profit before taxes	2,096	1,876	220	—

Provision (benefit) for income taxes	427	374	53	—
Profit of consolidated companies	1,669	1,502	167	—

Equity in profit (loss) of unconsolidated affiliated companies	4	7	—	(3)	[4]

Profit of consolidated and affiliated companies	1,673	1,509	167	(3)

Less: Profit (loss) attributable to noncontrolling interests	—	—	3	(3)	[5]

Profit [6]	$1,673	$1,509	$164	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$26,425	$26,425	$—	$—
Revenues of Financial Products	1,411	—	1,641	(230)	[1]
Total sales and revenues	27,836	26,425	1,641	(230)

Operating costs:
Cost of goods sold	19,534	19,538	—	(4)	[2]
Selling, general and administrative expenses	2,771	2,443	339	(11)	[2]
Research and development expenses	937	937	—	—
Interest expense of Financial Products	226	—	226	—
Other operating (income) expenses	569	(12)	621	(40)	[2]
Total operating costs	24,037	22,906	1,186	(55)

Operating profit	3,799	3,519	455	(175)

Interest expense excluding Financial Products	217	217	—	—
Other income (expense)	513	337	1	175	[3]

Consolidated profit before taxes	4,095	3,639	456	—

Provision (benefit) for income taxes	896	786	110	—
Profit of consolidated companies	3,199	2,853	346	—

Equity in profit (loss) of unconsolidated affiliated companies	11	15	—	(4)	[4]

Profit of consolidated and affiliated companies	3,210	2,868	346	(4)

Less: Profit (loss) attributable to noncontrolling interests	—	—	4	(4)	[5]

Profit [6]	$3,210	$2,868	$342	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,014	$5,213	$801	$—
Receivables – trade and other	8,393	3,422	541	4,430	[1,2]
Receivables – finance	8,922	—	13,499	(4,577)	[2]
Prepaid expenses and other current assets	2,772	2,706	320	(254)	[3]
Inventories	15,881	15,881	—	—
Total current assets	41,982	27,222	15,161	(401)

Property, plant and equipment – net	11,744	7,852	3,892	—
Long-term receivables – trade and other	1,197	324	398	475	[1,2]
Long-term receivables – finance	12,372	—	12,877	(505)	[2]
Noncurrent deferred and refundable income taxes	2,121	2,644	109	(632)	[4]
Intangible assets	889	889	—	—
Goodwill	6,195	6,195	—	—
Other assets	4,607	3,801	2,005	(1,199)	[5]
Total assets	$81,107	$48,927	$34,442	$(2,262)

Liabilities
Current liabilities:
Short-term borrowings	$5,002	$—	$5,002	$—
Accounts payable	8,092	8,008	231	(147)	[6]
Accrued expenses	3,782	3,398	384	—
Accrued wages, salaries and employee benefits	1,772	1,737	35	—
Customer advances	1,608	1,608	—	—
Dividends payable	633	633	—	—
Other current liabilities	2,333	1,865	745	(277)	[4,7]
Long-term debt due within one year	5,741	124	5,617	—
Total current liabilities	28,963	17,373	12,014	(424)

Long-term debt due after one year	26,219	9,619	16,630	(30)	[8]
Liability for postemployment benefits	5,160	5,160	—	—
Other liabilities	5,006	4,179	1,517	(690)	[4]
Total liabilities	65,348	36,331	30,161	(1,144)
Commitments and contingencies
Shareholders’ equity
Common stock	6,464	6,464	919	(919)	[9]
Treasury stock	(29,501)	(29,501)	—	—
Profit employed in the business	41,263	37,029	4,223	11	[9]
Accumulated other comprehensive income (loss)	(2,499)	(1,430)	(1,069)	—
Noncontrolling interests	32	34	208	(210)	[9]
Total shareholders’ equity	15,759	12,596	4,281	(1,118)
Total liabilities and shareholders’ equity	$81,107	$48,927	$34,442	$(2,262)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,210	$2,868	$346	$(4)	[1]
Adjustments for non-cash items:
Depreciation and amortization	1,110	715	395	—
Provision (benefit) for deferred income taxes	(283)	(232)	(51)	—
Other	49	(54)	(93)	196	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	283	(32)	12	303	[2,3]
Inventories	(2,003)	(2,003)	—	—
Accounts payable	427	396	11	20	[2]
Accrued expenses	(80)	(89)	9	—
Accrued wages, salaries and employee benefits	(445)	(428)	(17)	—
Customer advances	514	515	(1)	—
Other assets – net	86	(44)	(25)	155	[2]
Other liabilities – net	(322)	(323)	149	(148)	[2]
Net cash provided by (used for) operating activities	2,546	1,289	735	522

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(586)	(583)	(5)	2	[2]
Expenditures for equipment leased to others	(688)	(11)	(683)	6	[2]
Proceeds from disposals of leased assets and property, plant and equipment	468	43	433	(8)	[2]
Additions to finance receivables	(6,705)	—	(7,175)	470	[3]
Collections of finance receivables	6,519	—	6,896	(377)	[3]
Net intercompany purchased receivables	—	—	615	(615)	[3]
Proceeds from sale of finance receivables	21	—	21	—
Net intercompany borrowings	—	—	3	(3)	[4]
Investments and acquisitions (net of cash acquired)	(36)	(36)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	1	1	—	—
Proceeds from sale of securities	1,204	1,014	190	—
Investments in securities	(2,118)	(1,724)	(394)	—
Other – net	32	58	(26)	—
Net cash provided by (used for) investing activities	(1,888)	(1,238)	(125)	(525)

Cash flow from financing activities:
Dividends paid	(1,187)	(1,187)	—	—
Common stock issued, including treasury shares reissued	4	4	—	—
Common shares repurchased	(1,924)	(1,924)	—	—
Net intercompany borrowings	—	(3)	—	3	[4]
Proceeds from debt issued (original maturities greater than three months)	4,015	—	4,015	—
Payments on debt (original maturities greater than three months)	(4,246)	(13)	(4,233)	—
Short-term borrowings – net (original maturities three months or less)	(553)	(141)	(412)	—
Net cash provided by (used for) financing activities	(3,891)	(3,264)	(630)	3
Effect of exchange rate changes on cash	(7)	—	(7)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(3,240)	(3,213)	(27)	—
Cash, cash equivalents and restricted cash at beginning of period	9,263	8,433	830	—
Cash, cash equivalents and restricted cash at end of period	$6,023	$5,220	$803	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2021
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,945	$2,933	$368	$(356)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,173	772	401	—
Provision (benefit) for deferred income taxes	68	111	(43)	—
Other	(20)	74	(169)	75	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(343)	(206)	11	(148)	[2,3]
Inventories	(1,179)	(1,180)	—	1	[2]
Accounts payable	893	871	2	20	[2]
Accrued expenses	22	93	(71)	—
Accrued wages, salaries and employee benefits	618	593	25	—
Customer advances	49	49	—	—
Other assets – net	(47)	(154)	15	92	[2]
Other liabilities – net	(133)	(157)	97	(73)	[2]
Net cash provided by (used for) operating activities	4,046	3,799	636	(389)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(419)	(417)	(7)	5	[2]
Expenditures for equipment leased to others	(681)	(13)	(670)	2	[2]
Proceeds from disposals of leased assets and property, plant and equipment	636	49	595	(8)	[2]
Additions to finance receivables	(6,203)	—	(6,680)	477	[3]
Collections of finance receivables	5,580	—	6,095	(515)	[3]
Net intercompany purchased receivables	—	—	(78)	78	[3]
Proceeds from sale of finance receivables	27	—	27	—
Net intercompany borrowings	—	1,000	2	(1,002)	[4]
Investments and acquisitions (net of cash acquired)	(398)	(398)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	28	28	—	—
Proceeds from sale of securities	276	35	241	—
Investments in securities	(500)	(225)	(275)	—
Other – net	(63)	26	(89)	—
Net cash provided by (used for) investing activities	(1,717)	85	(839)	(963)

Cash flow from financing activities:
Dividends paid	(1,126)	(1,126)	(350)	350	[5]
Common stock issued, including treasury shares reissued	123	123	—	—
Common shares repurchased	(251)	(251)	—	—
Net intercompany borrowings	—	(2)	(1,000)	1,002	[4]
Proceeds from debt issued (original maturities greater than three months)	4,906	494	4,412	—
Payments on debt (original maturities greater than three months)	(5,966)	(1,902)	(4,064)	—
Short-term borrowings – net (original maturities three months or less)	1,460	(6)	1,466	—
Other – net	(2)	(2)	—	—
Net cash provided by (used for) financing activities	(856)	(2,672)	464	1,352
Effect of exchange rate changes on cash	3	(5)	8	—
Increase (decrease) in cash, cash equivalents and restricted cash	1,476	1,207	269	—
Cash, cash equivalents and restricted cash at beginning of period	9,366	8,822	544	—
Cash, cash equivalents and restricted cash at end of period	$10,842	$10,029	$813	$—

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

Changes in internal control over financial reporting

During the second quarter of 2022, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3,4]	Average Price Paid per Share[2,3,4]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
April 1-30, 2022	466,166	$206.40	466,166	$1.278
May 1-31, 2022	3,594,000	$210.83	3,594,000	$0.520
June 1-30, 2022	1,800,647	$191.70	1,800,647	$0.175
Total	5,860,813	$204.60	5,860,813

1 In July 2018, the Board approved a share repurchase authorization of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration (the 2018 Authorization). As of June 30, 2022, $175 million remained available under the 2018 Authorization.

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

[3] During the second quarter of 2022, we entered into an ASR with a third-party financial institution to purchase $750 million of our common stock. In May 2022, upon payment of the $750 million to the financial institution, we received 2.8 million shares. In June 2022, upon final settlement of the ASR, we received an additional 0.8 million shares. In total, we repurchased 3.6 million shares under this ASR at an average price per share of $207.16.

4 In May and June of 2022, we repurchased 0.8 million and 1.0 million shares respectively, for an aggregate of $353 million in open market transactions at an average price per share of $206.25 and $193.36, respectively. In April of 2022, we repurchased a minimal number of shares in open market transactions as illustrated in the above table.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2022, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate. During the second quarter of 2022, approximately 73,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

3.1	Bylaws of Caterpillar Inc. (incorporated by reference to Current Report on Form 8-K dated June 14, 2022)

31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
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

CATERPILLAR INC.

August 3, 2022	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

August 3, 2022	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 3, 2022	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

August 3, 2022	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp