Form 10-Q
period 2022-09-30
CATERPILLAR INC
filed 2022-11-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number:  1-768
CATERPILLAR INC.
(Exact name of registrant as specified in its charter)

Delaware				37-0602744
(State or other jurisdiction of incorporation)				(IRS Employer I.D. No.)
5205 N. O'Connor Boulevard,	Suite 100,	Irving,	Texas	75039
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (972) 891-7700
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock ($1.00 par value)	CAT	New York Stock Exchange	¹
8% Debentures due February 15, 2023	CAT23	New York Stock Exchange
5.3% Debentures due September 15, 2035	CAT35	New York Stock Exchange
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

At September 30, 2022, 520,409,355 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30
	2022	2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$14,278	$11,707
Revenues of Financial Products	716	690
Total sales and revenues	14,994	12,397

Operating costs:
Cost of goods sold	10,202	8,617
Selling, general and administrative expenses	1,401	1,340
Research and development expenses	476	427
Interest expense of Financial Products	151	111
Other operating (income) expenses	339	238
Total operating costs	12,569	10,733

Operating profit	2,425	1,664

Interest expense excluding Financial Products	109	114
Other income (expense)	242	225

Consolidated profit before taxes	2,558	1,775

Provision (benefit) for income taxes	527	368
Profit of consolidated companies	2,031	1,407

Equity in profit (loss) of unconsolidated affiliated companies	9	21

Profit of consolidated and affiliated companies	2,040	1,428

Less: Profit (loss) attributable to noncontrolling interests	(1)	2

Profit [1]	$2,041	$1,426

Profit per common share	$3.89	$2.62

Profit per common share – diluted [2]	$3.87	$2.60

Weighted-average common shares outstanding (millions)
– Basic	525.0	544.0
– Diluted [2]	527.6	547.6

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30
	2022	2021

Profit of consolidated and affiliated companies	$2,040	$1,428
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(618)	(242)
Pension and other postretirement benefits:	(1)	(8)
Derivative financial instruments:	(191)	(31)
Available-for-sale securities:	(44)	(5)

Total other comprehensive income (loss), net of tax	(854)	(286)
Comprehensive income	1,186	1,142
Less: comprehensive income attributable to the noncontrolling interests	(1)	2
Comprehensive income attributable to shareholders	$1,187	$1,140

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30
	2022	2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$40,703	$35,091
Revenues of Financial Products	2,127	2,082
Total sales and revenues	42,830	37,173

Operating costs:
Cost of goods sold	29,736	25,510
Selling, general and administrative expenses	4,172	3,943
Research and development expenses	1,413	1,247
Interest expense of Financial Products	377	352
Other operating (income) expenses	908	854
Total operating costs	36,606	31,906

Operating profit	6,224	5,267

Interest expense excluding Financial Products	326	376
Other income (expense)	755	751

Consolidated profit before taxes	6,653	5,642

Provision (benefit) for income taxes	1,423	1,313
Profit of consolidated companies	5,230	4,329

Equity in profit (loss) of unconsolidated affiliated companies	20	44

Profit of consolidated and affiliated companies	5,250	4,373

Less: Profit (loss) attributable to noncontrolling interests	(1)	4

Profit [1]	$5,251	$4,369

Profit per common share	$9.91	$8.00

Profit per common share – diluted [2]	$9.85	$7.94

Weighted-average common shares outstanding (millions)
– Basic	530.1	545.8
– Diluted [2]	533.2	550.2

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2022	2021

Profit of consolidated and affiliated companies	$5,250	$4,373
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(1,392)	(490)
Pension and other postretirement benefits:	(3)	(23)
Derivative financial instruments:	(254)	(19)
Available-for-sale securities:	(151)	(20)

Total other comprehensive income (loss), net of tax	(1,800)	(552)
Comprehensive income	3,450	3,821
Less: comprehensive income attributable to the noncontrolling interests	(1)	4
Comprehensive income attributable to shareholders	$3,451	$3,817

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,346	$9,254
Receivables – trade and other	8,158	8,477
Receivables – finance	8,918	8,898
Prepaid expenses and other current assets	2,295	2,788
Inventories	16,860	14,038
Total current assets	42,577	43,455

Property, plant and equipment – net	11,643	12,090
Long-term receivables – trade and other	1,278	1,204
Long-term receivables – finance	11,859	12,707
Noncurrent deferred and refundable income taxes	2,218	1,840
Intangible assets	806	1,042
Goodwill	6,092	6,324
Other assets	4,434	4,131
Total assets	$80,907	$82,793

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$3	$9
Financial Products	4,199	5,395
Accounts payable	8,260	8,154
Accrued expenses	4,013	3,757
Accrued wages, salaries and employee benefits	2,204	2,242
Customer advances	1,831	1,087
Dividends payable	—	595
Other current liabilities	2,878	2,256
Long-term debt due within one year:
Machinery, Energy & Transportation	120	45
Financial Products	6,694	6,307
Total current liabilities	30,202	29,847

Long-term debt due after one year:
Machinery, Energy & Transportation	9,479	9,746
Financial Products	16,030	16,287
Liability for postemployment benefits	5,038	5,592
Other liabilities	4,536	4,805
Total liabilities	65,285	66,277
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/22 and 12/31/21 – 814,894,624) at paid-in amount	6,523	6,398
Treasury stock: (9/30/22 – 294,485,269 shares; 12/31/21 – 279,006,573 shares) at cost	(30,883)	(27,643)
Profit employed in the business	43,304	39,282
Accumulated other comprehensive income (loss)	(3,353)	(1,553)
Noncontrolling interests	31	32
Total shareholders’ equity	15,622	16,516
Total liabilities and shareholders’ equity	$80,907	$82,793

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2021
Balance at June 30, 2021	$6,293	$(25,240)	$36,934	$(1,154)	$47	$16,880
Profit of consolidated and affiliated companies	—	—	1,426	—	2	1,428
Foreign currency translation, net of tax	—	—	—	(242)	—	(242)
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(31)	—	(31)
Available-for-sale securities, net of tax	—	—	—	(5)	—	(5)
Change in ownership from noncontrolling interests	—	—	—	—	(16)	(16)
Dividends declared	—	—	1	—	—	1
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 80,571	(5)	4	—	—	—	(1)
Stock-based compensation expense	58	—	—	—	—	58
Common shares repurchased: 6,610,438 [1]	—	(1,371)	—	—	—	(1,371)
Other	6	(1)	—	—	(1)	4
Balance at September 30, 2021	$6,352	$(26,608)	$38,361	$(1,440)	$30	$16,695

Three Months Ended September 30, 2022
Balance at June 30, 2022	$6,464	$(29,501)	$41,263	$(2,499)	$32	$15,759
Profit of consolidated and affiliated companies	—	—	2,041	—	(1)	2,040
Foreign currency translation, net of tax	—	—	—	(618)	—	(618)
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	(191)	—	(191)
Available-for-sale securities, net of tax	—	—	—	(44)	—	(44)
Common shares issued from treasury stock for stock-based compensation: 75,534	(5)	4	—	—	—	(1)
Stock-based compensation expense	55	—	—	—	—	55
Common shares repurchased: 7,575,322 [1]	—	(1,385)	—	—	—	(1,385)
Other	9	(1)	—	—	—	8
Balance at September 30, 2022	$6,523	$(30,883)	$43,304	$(3,353)	$31	$15,622

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2021
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit of consolidated and affiliated companies	—	—	4,369	—	4	4,373
Foreign currency translation, net of tax	—	—	—	(490)	—	(490)
Pension and other postretirement benefits, net of tax	—	—	—	(23)	—	(23)
Derivative financial instruments, net of tax	—	—	—	(19)	—	(19)
Available-for-sale securities, net of tax	—	—	—	(20)	—	(20)
Change in ownership from noncontrolling interests	—	—	—	—	(16)	(16)
Dividends declared [1]	—	—	(1,175)	—	—	(1,175)
Distribution to noncontrolling interests	—	—	—	—	(4)	(4)
Common shares issued from treasury stock for stock-based compensation: 3,410,146	(70)	192	—	—	—	122
Stock-based compensation expense	169	—	—	—	—	169
Common shares repurchased: 7,772,393 [2]	—	(1,622)	—	—	—	(1,622)
Other	23	—	—	—	(1)	22
Balance at September 30, 2021	$6,352	$(26,608)	$38,361	$(1,440)	$30	$16,695

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit of consolidated and affiliated companies	—	—	5,251	—	(1)	5,250
Foreign currency translation, net of tax	—	—	—	(1,392)	—	(1,392)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(254)	—	(254)
Available-for-sale securities, net of tax	—	—	—	(151)	—	(151)
Dividends declared [1]	—	—	(1,229)	—	—	(1,229)
Common shares issued from treasury stock for stock-based compensation: 1,529,753	(67)	69	—	—	—	2
Stock-based compensation expense	162	—	—	—	—	162
Common shares repurchased: 17,007,819 [2]	—	(3,309)	—	—	—	(3,309)
Other	30	—	—	—	—	30
Balance at September 30, 2022	$6,523	$(30,883)	$43,304	$(3,353)	$31	$15,622

1 Dividends per share of common stock of $2.31 and $2.14 were declared in the nine months ended September 30, 2022 and 2021, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30
	2022	2021
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,250	$4,373
Adjustments for non-cash items:
Depreciation and amortization	1,661	1,766
Provision (benefit) for deferred income taxes	(349)	(321)
Other	132	102
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	365	(326)
Inventories	(3,088)	(2,195)
Accounts payable	786	1,232
Accrued expenses	70	46
Accrued wages, salaries and employee benefits	15	934
Customer advances	751	39
Other assets – net	57	138
Other liabilities – net	(623)	(2)
Net cash provided by (used for) operating activities	5,027	5,786

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(868)	(673)
Expenditures for equipment leased to others	(1,023)	(1,014)
Proceeds from disposals of leased assets and property, plant and equipment	666	877
Additions to finance receivables	(9,914)	(9,603)
Collections of finance receivables	9,738	9,221
Proceeds from sale of finance receivables	50	44
Investments and acquisitions (net of cash acquired)	(44)	(449)
Proceeds from sale of businesses and investments (net of cash sold)	1	23
Proceeds from sale of securities	2,080	424
Investments in securities	(2,399)	(934)
Other – net	15	(8)
Net cash provided by (used for) investing activities	(1,698)	(2,092)

Cash flow from financing activities:
Dividends paid	(1,820)	(1,733)
Common stock issued, including treasury shares reissued	2	122
Common shares repurchased	(3,309)	(1,622)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	494
Financial Products	5,570	6,437
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(20)	(1,910)
Financial Products	(5,269)	(6,710)
Short-term borrowings – net (original maturities three months or less)	(1,311)	1,324
Other – net	(1)	(4)
Net cash provided by (used for) financing activities	(6,158)	(3,602)
Effect of exchange rate changes on cash	(79)	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,908)	83
Cash, cash equivalents and restricted cash at beginning of period	9,263	9,366
Cash, cash equivalents and restricted cash at end of period	$6,355	$9,449

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2022 and 2021, (c) the consolidated financial position at September 30, 2022 and December 31, 2021, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and (e) the consolidated cash flow for the nine months ended September 30, 2022 and 2021.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Cat Financial has end-user customers and dealers that are variable interest entities (VIEs) of which we are not the primary beneficiary. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. Credit risk was evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses. See Note 11 for further discussions on a consolidated VIE.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers (including wholesale inventory financing) and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $6,736 million, $7,267 million and $6,310 million as of September 30, 2022, December 31, 2021 and December 31, 2020, respectively. Long-term trade receivables from dealers and end users were $448 million, $624 million and $657 million as of September 30, 2022, December 31, 2021 and December 31, 2020, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,290 million, $1,557 million and $1,526 million as of September 30, 2022, December 31, 2021 and December 31, 2020, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2022, we recognized $124 million and $781 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2022. During the three and nine months ended September 30, 2021, we recognized $121 million and $795 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2021.

As of September 30, 2022, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $10.9 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following September 30, 2022. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $55 million and $162 million for the three and nine months ended September 30, 2022, respectively, and $58 million and $169 million for the three and nine months ended September 30, 2021, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	1,029,202	$51.69	$196.70	1,084,821	$56.30	$219.76
RSUs	484,025	$196.70	$196.70	448,311	$219.76	$219.76
PRSUs	258,900	$196.70	$196.70	266,894	$219.76	$219.76

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2022 and 2021, respectively:

	Grant Year
	2022	2021
Weighted-average dividend yield	2.60%	2.60%
Weighted-average volatility	31.7%	32.9%
Range of volatilities	25.3% - 36.8%	29.2% - 45.8%
Range of risk-free interest rates	1.03% - 2.00%	0.06% - 1.41%
Weighted-average expected lives	8 years	8 years

As of September 30, 2022, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $173 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of September 30, 2022, the maximum term of these outstanding contracts at inception was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any foreign currency forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. We perform designation on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	September 30, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$692	$(394)	$228	$(64)
Interest rate contracts	94	(302)	38	(15)
Total	$786	$(696)	$266	$(79)

Undesignated derivatives
Foreign exchange contracts	$118	$(78)	$46	$(42)
Commodity contracts	9	(43)	30	(9)
Total	$127	$(121)	$76	$(51)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of September 30, 2022 and December 31, 2021 were $24.8 billion and $18.9 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended September 30
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(2)	$46	$18	$42	$289	$90
Interest rate contracts	(5)	5	26	3	7	(5)
Commodity contracts	(42)	(30)	—	—	—	—
Total	$(49)	$21	$44	$45	$296	$85

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

(Millions of dollars)	Nine Months Ended September 30
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2022	2021	2022	2021	2022	2021
Foreign exchange contracts	$(32)	$77	$195	$130	$638	$187
Interest rate contracts	12	18	103	11	(2)	(23)
Commodity contract	3	35	—	—	—	—
Total	$(17)	$130	$298	$141	$636	$164

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Long-term debt due within one year	$—	$755	$—	$5
Long-term debt due after one year	3,796	1,304	(227)	(2)
Total	$3,796	$2,059	$(227)	$3

We enter into International Swaps and Derivatives Association (ISDA) master netting agreements within ME&T and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements may also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of September 30, 2022 and December 31, 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$913	$(817)	$342	$(130)
Financial Instruments Not Offset	(282)	282	(114)	114
Cash Collateral Received	—	—	—	—
Net Amount	$631	$(535)	$228	$(16)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2022	December 31, 2021
Raw materials	$6,335	$5,528
Work-in-process	1,836	1,318
Finished goods	8,387	6,907
Supplies	302	285
Total inventories	$16,860	$14,038

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		September 30, 2022
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,183	$(1,604)	$579
Intellectual property	12	1,470	(1,287)	183
Other	16	128	(84)	44
Total finite-lived intangible assets	14	$3,781	$(2,975)	$806

		December 31, 2021
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,421	$(1,709)	$712
Intellectual property	12	1,472	(1,192)	280
Other	14	156	(106)	50
Total finite-lived intangible assets	14	$4,049	$(3,007)	$1,042

Amortization expense for the three and nine months ended September 30, 2022 was $70 million and $213 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $75 million and $228 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2022	2023	2024	2025	2026	Thereafter
$70	$222	$163	$153	$85	$113

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2022 or 2021.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022 were as follows:

(Millions of dollars)	December 31, 2021	Acquisitions	Other Adjustments [1]	September 30, 2022
Construction Industries
Goodwill	$302	$—	$(39)	$263
Impairments	(22)	—	—	(22)
Net goodwill	280	—	(39)	241
Resource Industries
Goodwill	4,182	—	(127)	4,055
Impairments	(1,175)	—	—	(1,175)
Net goodwill	3,007	—	(127)	2,880
Energy & Transportation
Goodwill	2,985	25	(81)	2,929
All Other [2]
Goodwill	52	—	(10)	42
Consolidated total
Goodwill	7,521	25	(257)	7,289
Impairments	(1,197)	—	—	(1,197)
Net goodwill	$6,324	$25	$(257)	$6,092

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	September 30, 2022			December 31, 2021
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	51	(2)	49	61	—	61

Corporate debt securities
Corporate bonds and other debt securities	2,156	(108)	2,048	1,027	19	1,046
Asset-backed securities	185	(5)	180	175	1	176

Mortgage-backed debt securities
U.S. governmental agency	384	(36)	348	319	6	325
Residential	3	—	3	4	—	4
Commercial	139	(10)	129	98	1	99
Total available-for-sale debt securities	$2,928	$(161)	$2,767	$1,694	$27	$1,721

Available-for-sale debt securities in an unrealized loss position:

	September 30, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$31	$1	$15	$1	$46	$2

Corporate debt securities
Corporate bonds	1,774	75	218	33	1,992	108
Asset-backed securities	102	4	35	1	137	5

Mortgage-backed debt securities
U.S. governmental agency	293	27	51	9	344	36
Commercial	88	7	41	3	129	10
	$2,288	$114	$360	$47	$2,648	$161

	December 31, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities
Corporate bonds	$270	$4	$33	$1	$303	$5

Mortgage-backed debt securities
U.S. governmental agency	89	1	22	—	111	1
Total	$359	$5	$55	$1	$414	$6

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2022.

The cost basis and fair value of available-for-sale debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2022
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$696	$687
Due after one year through five years	1,354	1,277
Due after five years through ten years	282	256
Due after ten years	70	67
U.S. governmental agency mortgage-backed securities	384	348
Residential mortgage-backed securities	3	3
Commercial mortgage-backed securities	139	129
Total debt securities – available-for-sale	$2,928	$2,767

Sales of available-for-sale debt securities:
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
Proceeds from the sale of available-for-sale securities	$204	$97	$474	$322
Gross gains from the sale of available-for-sale securities	—	1	1	3
Gross losses from the sale of available-for-sale securities	—	—	1	—

We did not have any investments classified as held-to-maturity debt securities as of September 30, 2022. We had $964 million of investments in time deposits classified as held-to-maturity debt securities as of December 31, 2021. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.
For the three months ended September 30, 2022 and 2021, the net unrealized gains (losses) for equity securities held at September 30, 2022 and 2021 were $(12) million and $46 million, respectively. For the nine months ended September 30, 2022 and 2021, the net unrealized gains (losses) for equity securities held at September 30, 2022 and 2021 were $(97) million and $65 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30		September 30		September 30
(Millions of dollars)	2022	2021	2022	2021	2022	2021
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$15	$15	$24	$25
Interest cost	100	82	17	16	20	16
Expected return on plan assets	(167)	(180)	(33)	(33)	(3)	(1)
Amortization of prior service cost (credit)	—	—	—	—	(1)	(11)
Net periodic benefit cost (benefit) [1]	$(67)	$(98)	$(1)	$(2)	$40	$29

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$40	$44	$74	$75
Interest cost	301	247	53	43	60	48
Expected return on plan assets	(502)	(538)	(100)	(98)	(9)	(4)
Amortization of prior service cost (credit)	—	—	—	—	(4)	(31)
Net periodic benefit cost (benefit) [1]	$(201)	$(291)	$(7)	$(11)	$121	$88

1    The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $44 million and $299 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2022. We currently anticipate full-year 2022 contributions of approximately $357 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
U.S. Plans	$87	$81	$236	$321
Non-U.S. Plans	29	29	85	83
	$116	$110	$321	$404

The decrease in the U.S. defined contribution benefit costs for the nine months ended September 30, 2022 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
Finance lease revenue	$105	$120	$326	$369
Operating lease revenue	270	275	819	850
Total	$375	$395	$1,145	$1,219

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2022 and December 31, 2021, the related recorded liability was $3 million and $5 million, respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees was as follows:

(Millions of dollars)	September 30, 2022	December 31, 2021
Caterpillar dealer performance guarantees	$137	$747
Supplier consortium performance guarantee	17	242
Other guarantees	284	232
Total guarantees	$438	$1,221

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2022 and December 31, 2021, the SPC’s assets of $1.09 billion and $888 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.09 billion and $888 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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
The reconciliation of the change in our product warranty liability balances for the nine months ended September 30 was as follows:

	First Nine Months
(Millions of dollars)	2022	2021
Warranty liability, beginning of period	$1,689	$1,612
Reduction in liability (payments)	(589)	(638)
Increase in liability (new warranties)	562	716
Warranty liability, end of period	$1,662	$1,690

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data)	2022	2021	2022	2021
Profit for the period (A) [1]	$2,041	$1,426	$5,251	$4,369
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	525.0	544.0	530.1	545.8
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.6	3.6	3.1	4.4
Average common shares outstanding for fully diluted computation (C) [2]	527.6	547.6	533.2	550.2
Profit per share of common stock:
Assuming no dilution (A/B)	$3.89	$2.62	$9.91	$8.00
Assuming full dilution (A/C) [2]	$3.87	$2.60	$9.85	$7.94
Shares outstanding as of September 30 (in millions)			520.4	540.9

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and nine months ended September 30, 2022 and 2021, we excluded 2.1 million and 1.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and nine months ended September 30, 2022, we repurchased 7.6 million and 17.0 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.4 billion and $3.3 billion, respectively. For the three and nine months ended September 30, 2021, we repurchased 6.6 million and 7.8 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.4 billion and $1.6 billion, respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving approximately $70 million unutilized under the 2018 Authorization as of September 30, 2022. As of September 30, 2022, $13.7 billion remained available under the 2022 Authorization.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
Foreign currency translation:
Beginning balance	$(2,282)	$(1,158)	$(1,508)	$(910)
Gains (losses) on foreign currency translation	(592)	(230)	(1,328)	(461)
Less: Tax provision /(benefit)	26	12	64	29
Net gains (losses) on foreign currency translation	(618)	(242)	(1,392)	(490)
(Gains) losses reclassified to earnings	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	—
Other comprehensive income (loss), net of tax	(618)	(242)	(1,392)	(490)
Ending balance	$(2,900)	$(1,400)	$(2,900)	$(1,400)

Pension and other postretirement benefits
Beginning balance	$(64)	$(47)	$(62)	$(32)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(1)	(11)	(4)	(31)
Less: Tax provision /(benefit)	—	(3)	(1)	(8)
Net amortization of prior service (credit) cost	(1)	(8)	(3)	(23)
Other comprehensive income (loss), net of tax	(1)	(8)	(3)	(23)
Ending balance	$(65)	$(55)	$(65)	$(55)
Derivative financial instruments
Beginning balance	$(66)	$12	$(3)	$—
Gains (losses) deferred	44	45	298	141
Less: Tax provision /(benefit)	35	3	71	22
Net gains (losses) deferred	9	42	227	119
(Gains) losses reclassified to earnings	(296)	(85)	(636)	(164)
Less: Tax provision /(benefit)	(96)	(12)	(155)	(26)
Net (gains) losses reclassified to earnings	(200)	(73)	(481)	(138)
Other comprehensive income (loss), net of tax	(191)	(31)	(254)	(19)
Ending balance	$(257)	$(19)	$(257)	$(19)

Available-for-sale securities
Beginning balance	$(87)	$39	$20	$54
Gains (losses) deferred	(55)	(4)	(188)	(22)
Less: Tax provision /(benefit)	(11)	—	(37)	(4)
Net gains (losses) deferred	(44)	(4)	(151)	(18)
(Gains) losses reclassified to earnings	—	(1)	—	(3)
Less: Tax provision /(benefit)	—	—	—	(1)
Net (gains) losses reclassified to earnings	—	(1)	—	(2)
Other comprehensive income (loss), net of tax	(44)	(5)	(151)	(20)
Ending balance	$(131)	$34	$(131)	$34

Total AOCI Ending Balance at September 30	$(3,353)	$(1,440)	$(3,353)	$(1,440)

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

15.                              Income taxes

The provision for income taxes for the nine months ended September 30, 2022, reflected an estimated annual tax rate of 23 percent, compared with 25 percent for the nine months ended September 30, 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent.

On September 8, 2022, the company reached a settlement with the U.S. Internal Revenue Service (IRS) that resolves all issues for tax years 2007 through 2016, without any penalties. The company's settlement includes, among other issues, the resolution of disputed tax treatment of profits earned by Caterpillar SARL (CSARL) from certain parts transactions. We vigorously contested the IRS's application of the "substance-over-form" or "assignment-of-income" judicial doctrines and its proposed increases to tax and imposition of accuracy related penalties. The settlement does not include any increases to tax in the United States based on those judicial doctrines and does not include any penalties. The final tax assessed by the IRS for all issues under the settlement was $490 million for the ten-year period. This amount was primarily paid in the nine months ending September 30, 2022, and the associated estimated interest of $250 million is expected to be paid by the end of 2022. The settlement was within the total amount of gross unrecognized tax benefits for uncertain tax positions and enables us to avoid the costs and burdens of further disputes with the IRS. As a result of the settlement, we recorded a discrete tax benefit of $41 million to reflect changes in estimates of prior years' taxes and related interest, net of tax. We are subject to the continuous examination of our income tax returns by the IRS, and tax years subsequent to 2016 are not yet under examination.

In the nine months ended September 30, 2022, the company also recorded discrete tax benefits of $49 million to reflect other changes in estimates related to prior years' U.S. taxes, compared to $36 million in the nine months ended September 30, 2021. In addition, the company recorded a discrete tax benefit of $18 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $61 million benefit for the nine months ended September 30, 2021.

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
For the three and nine months ended September 30, 2022 and 2021, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2022
Construction Industries	$3,106	$799	$1,247	$1,084	$6,236		$40	$6,276
Resource Industries	1,122	472	526	893	3,013		74	3,087
Energy & Transportation	2,422	468	1,280	827	4,997		1,189	6,186
Financial Products Segment	522	90	100	107	819	[1]	—	819
Total sales and revenues from reportable segments	7,172	1,829	3,153	2,911	15,065		1,303	16,368
All Other operating segment	16	—	4	15	35		68	103
Corporate Items and Eliminations	(53)	(20)	(12)	(21)	(106)		(1,371)	(1,477)
Total Sales and Revenues	$7,135	$1,809	$3,145	$2,905	$14,994		$—	$14,994

Three Months Ended September 30, 2021
Construction Industries	$2,417	$528	$1,240	$1,076	$5,261		$(6)	$5,255
Resource Industries	674	417	456	744	2,291		75	2,366
Energy & Transportation	1,924	329	1,144	744	4,141		936	5,077
Financial Products Segment	478	68	105	111	762	[1]	—	762
Total sales and revenues from reportable segments	5,493	1,342	2,945	2,675	12,455		1,005	13,460
All Other operating segment	18	—	3	14	35		84	119
Corporate Items and Eliminations	(56)	(13)	(9)	(15)	(93)		(1,089)	(1,182)
Total Sales and Revenues	$5,455	$1,329	$2,939	$2,674	$12,397		$—	$12,397

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $124 million and $87 million in the three months ended September 30, 2022 and 2021, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2022
Construction Industries	$8,832	$2,061	$3,726	$3,694	$18,313		$111	$18,424
Resource Industries	3,167	1,337	1,609	2,554	8,667		211	8,878
Energy & Transportation	6,637	1,160	3,679	2,193	13,669		3,260	16,929
Financial Products Segment	1,530	250	293	327	2,400	[1]	—	2,400
Total sales and revenues from reportable segments	20,166	4,808	9,307	8,768	43,049		3,582	46,631
All Other operating segment	52	—	14	46	112		227	339
Corporate Items and Eliminations	(175)	(59)	(33)	(64)	(331)		(3,809)	(4,140)
Total Sales and Revenues	$20,043	$4,749	$9,288	$8,750	$42,830		$—	$42,830

Nine Months Ended September 30, 2021
Construction Industries	$7,041	$1,350	$3,612	$4,302	$16,305		$65	$16,370
Resource Industries	2,130	1,309	1,455	1,965	6,859		232	7,091
Energy & Transportation	5,698	835	3,433	1,953	11,919		2,640	14,559
Financial Products Segment	1,442	195	301	359	2,297	[1]	—	2,297
Total sales and revenues from reportable segments	16,311	3,689	8,801	8,579	37,380		2,937	40,317
All Other operating segment	42	1	10	54	107		270	377
Corporate Items and Eliminations	(188)	(36)	(27)	(63)	(314)		(3,207)	(3,521)
Total Sales and Revenues	$16,165	$3,654	$8,784	$8,570	$37,173		$—	$37,173

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $332 million and $263 million in the nine months ended September 30, 2022 and 2021, respectively.

For the three and nine months ended September 30, 2022 and 2021, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
Oil and gas	$1,323	$1,088	$3,503	$3,140
Power generation	1,320	1,010	3,518	3,025
Industrial	1,158	948	3,295	2,660
Transportation	1,196	1,095	3,353	3,094
Energy & Transportation External Sales	$4,997	$4,141	$13,669	$11,919

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Profit from reportable segments:
Construction Industries	$1,209	$866	$3,255	$2,937
Resource Industries	506	280	1,222	941
Energy & Transportation	935	706	2,132	2,119
Financial Products Segment	220	173	675	660
Total profit from reportable segments	2,870	2,025	7,284	6,657
Profit from All Other operating segment	8	5	42	(2)
Cost centers	(37)	19	1	51
Corporate costs	(168)	(189)	(670)	(576)
Timing	(84)	(40)	(129)	(230)
Restructuring costs	(49)	(35)	(90)	(124)
Methodology differences:
Inventory/cost of sales	138	73	407	80
Postretirement benefit expense	82	116	293	270
Stock-based compensation expense	(55)	(58)	(162)	(169)
Financing costs	(75)	(103)	(269)	(342)
Currency	53	19	315	255
Other income/expense methodology differences	(109)	(80)	(287)	(201)
Other methodology differences	(16)	23	(82)	(27)
Total consolidated profit before taxes	$2,558	$1,775	$6,653	$5,642

Reconciliation of Assets:

(Millions of dollars)	September 30, 2022	December 31, 2021
Assets from reportable segments:
Construction Industries	$5,439	$4,547
Resource Industries	5,841	5,962
Energy & Transportation	9,394	9,253
Financial Products Segment	33,982	34,860
Total assets from reportable segments	54,656	54,622
Assets from All Other operating segment	1,729	1,678
Items not included in segment assets:
Cash and cash equivalents	5,403	8,428
Deferred income taxes	2,112	1,735
Goodwill and intangible assets	4,681	4,859
Property, plant and equipment – net and other assets	3,714	4,056
Inventory methodology differences	(2,833)	(2,656)
Liabilities included in segment assets	11,973	10,777
Other	(528)	(706)
Total assets	$80,907	$82,793

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Depreciation and amortization from reportable segments:
Construction Industries	$57	$60	$172	$178
Resource Industries	92	101	275	301
Energy & Transportation	136	144	405	428
Financial Products Segment	183	195	556	582
Total depreciation and amortization from reportable segments	468	500	1,408	1,489
Items not included in segment depreciation and amortization:
All Other operating segment	56	59	172	181
Cost centers	20	24	63	74
Other	7	10	18	22
Total depreciation and amortization	$551	$593	$1,661	$1,766

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Capital expenditures from reportable segments:
Construction Industries	$74	$56	$149	$120
Resource Industries	65	44	129	101
Energy & Transportation	167	115	444	339
Financial Products Segment	295	311	870	900
Total capital expenditures from reportable segments	601	526	1,592	1,460
Items not included in segment capital expenditures:
All Other operating segment	54	59	116	106
Cost centers	16	15	41	34
Timing	(35)	(13)	173	96
Other	(19)	—	(31)	(9)
Total capital expenditures	$617	$587	$1,891	$1,687

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use, the majority of which operate in construction-related industries. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 26 months as of September 30, 2022.

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

During the three and nine months ended September 30, 2022, Cat Financial's forecasts for the markets in which it operates reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, high inflation rates and consequent central bank actions are weakening global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and nine months ended September 30, 2022.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$290	$82	$372	$354	$44	$398
Write-offs	(30)	—	(30)	(91)	—	(91)
Recoveries	17	—	17	15	—	15
Provision for credit losses [1]	(2)	(17)	(19)	17	38	55
Other	(5)	—	(5)	(3)	—	(3)
Ending balance	$270	$65	$335	$292	$82	$374

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$251	$82	$333	$431	$44	$475
Write-offs	(68)	—	(68)	(193)	—	(193)
Recoveries	47	—	47	39	—	39
Provision for credit losses [1]	46	(17)	29	20	38	58
Other	(6)	—	(6)	(5)	—	(5)
Ending balance	$270	$65	$335	$292	$82	$374

Finance Receivables	$19,363	$1,737	$21,100	$19,967	$1,931	$21,898

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
Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,151	$3,632	$1,765	$811	$289	$64	$233	$9,945
31-60 days past due	18	25	19	13	6	2	4	87
61-90 days past due	5	9	4	2	1	1	2	24
91+ days past due	5	16	13	8	5	5	5	57

EAME
Current	873	1,014	511	309	179	81	—	2,967
31-60 days past due	6	12	5	4	—	—	—	27
61-90 days past due	2	4	5	1	1	—	—	13
91+ days past due	3	21	11	5	2	1	—	43

Asia/Pacific
Current	805	765	385	95	23	4	—	2,077
31-60 days past due	5	13	11	2	1	—	—	32
61-90 days past due	1	6	6	2	—	—	—	15
91+ days past due	1	8	6	6	1	—	—	22

Mining
Current	568	625	240	203	117	112	79	1,944
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	3	—	3
91+ days past due	—	—	1	—	3	1	—	5

Latin America
Current	584	443	176	86	24	14	—	1,327
31-60 days past due	5	9	5	2	12	—	—	33
61-90 days past due	4	4	2	1	—	—	—	11
91+ days past due	—	14	14	5	4	17	—	54

Caterpillar Power Finance
Current	40	91	145	75	30	170	118	669
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	8	—	8

Totals by Aging Category
Current	$6,021	$6,570	$3,222	$1,579	$662	$445	$430	$18,929
31-60 days past due	34	59	40	21	19	2	4	179
61-90 days past due	12	23	17	6	2	4	2	66
91+ days past due	9	59	45	24	15	32	5	189
Total Customer	$6,076	$6,711	$3,324	$1,630	$698	$483	$441	$19,363

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65

EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20

Asia/Pacific
Current	1,271	803	307	71	16	2	—	2,470
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25

Mining
Current	851	347	307	193	36	161	36	1,931
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22

Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50

Caterpillar Power Finance
Current	117	145	97	70	180	104	101	814
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44

Totals by Aging Category
Current	$9,147	$5,026	$2,874	$1,386	$571	$343	$319	$19,666
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total Customer	$9,234	$5,152	$2,964	$1,444	$597	$410	$334	$20,135

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other machinery. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the machinery.

Dealer

As of September 30, 2022 and December 31, 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $58 million and $78 million, respectively, that were 91+ days past due in Latin America, all of which were originated in 2017.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	September 30, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$54	$5	$10	$47	$9	$12
EAME	42	—	4	18	1	2
Asia/Pacific	15	—	7	19	—	7
Mining	6	1	—	8	1	14
Latin America	57	—	—	52	4	1
Caterpillar Power Finance	9	11	—	40	11	—
Total	$183	$17	$21	$184	$26	$36

There was $2 million and $1 million of interest income recognized during the three months ended September 30, 2022 and 2021, respectively, for customer finance receivables on non-accrual status. There was $11 million and $9 million of interest income recognized during the nine months ended September 30, 2022 and 2021, respectively, for customer finance receivables on non-accrual status.

As of September 30, 2022 and December 31, 2021, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $58 million and $78 million, respectively, all of which was in Latin America. There were no finance receivables in Cat Financial's Dealer portfolio segment more than 90 days past due and still accruing income as of September 30, 2022 and December 31, 2021 and no interest income was recognized on dealer finance receivables on non-accrual status during the three and nine months ended September 30, 2022 and 2021.

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

There were no finance receivables modified as TDRs during the three and nine months ended September 30, 2022 and 2021 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs were as follows:

(Millions of dollars)	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Customer
North America	$3	$3	$1	$1
EAME	—	—	1	1
Asia/Pacific	—	—	4	4
Mining	15	15	—	—
Latin America	—	—	4	4
Caterpillar Power Finance	11	11	7	3
Total	$29	$29	$17	$13

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
North America	$4	$4	$5	$5
EAME	1	1	1	1
Asia/Pacific	—	—	4	4
Mining	15	15	11	5
Latin America	—	—	10	10
Caterpillar Power Finance	20	19	23	19
Total	$40	$39	$54	$44

The Post-TDR amortized costs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
Customer	2022	2021	2022	2021
North America	$—	$—	$—	$1
Asia/Pacific	—	—	—	6
Mining	—	—	5	—
Latin America	—	—	—	15
Caterpillar Power Finance	—	—	—	5
Total	$—	$—	$5	$27

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

Investments in debt and equity securities
We have investments in certain debt and equity securities that are recorded at fair value.  Fair values for our U.S. treasury bonds and large capitalization value and smaller company growth equity securities are based upon valuations for identical instruments in active markets.  Fair values for other government debt securities, corporate debt securities and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	49	—	—	49
Corporate debt securities
Corporate bonds and other debt securities	—	1,998	50	—	2,048
Asset-backed securities	—	180	—	—	180
Mortgage-backed debt securities
U.S. governmental agency	—	348	—	—	348
Residential	—	3	—	—	3
Commercial	—	129	—	—	129
Total debt securities	10	2,707	50	—	2,767
Equity securities
Large capitalization value	183	—	—	—	183
Smaller company growth	40	—	—	—	40
REIT	—	—	—	208	208
Total equity securities	223	—	—	208	431
Derivative financial instruments - assets
Foreign currency contracts - net	—	338	—	—	338
Total assets	$233	$3,045	$50	$208	$3,536
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$208	$—	$—	$208
Commodity contracts - net	—	34	—	—	34
Total liabilities	$—	$242	$—	$—	$242

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	61	—	—	61
Corporate debt securities
Corporate bonds and other debt securities	—	1,046	—	—	1,046
Asset-backed securities	—	176	—	—	176
Mortgage-backed debt securities
U.S. governmental agency	—	325	—	—	325
Residential	—	4	—	—	4
Commercial	—	99	—	—	99
Total debt securities	10	1,711	—	—	1,721
Equity securities
Large capitalization value	217	—	—	—	217
Smaller company growth	98	—	—	—	98
REIT	—	—	—	167	167
Total equity securities	315	—	—	167	482
Derivative financial instruments - assets
Foreign currency contracts - net	—	168	—	—	168
Interest rate contracts - net	—	23	—	—	23
Commodity contracts - net	—	21	—	—	21
Total Assets	$325	$1,923	$—	$167	$2,415

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $90 million and $100 million as of September 30, 2022 and December 31, 2021, respectively.

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

Restricted cash and short-term investments
Carrying amount approximates fair value.  We include restricted cash and short-term investments in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We classify these instruments as Level 1 except for time deposits which are Level 2, and certain corporate debt securities which are Level 3. See Note 8 for additional information.

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

Our financial instruments not carried at fair value were as follows:

	September 30, 2022		December 31, 2021
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$13,931	$13,356	$13,837	$13,836	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	768	724	773	753	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,599	9,072	9,791	12,420	2
Financial Products	22,724	21,886	22,594	22,797	2

1    Represents finance leases and failed sale leasebacks of $7,083 million and $8,083 million at September 30, 2022 and December 31, 2021, respectively.

19.                         Other income (expense)

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of dollars)	2022	2021	2022	2021
Investment and interest income	$52	$20	$98	$64
Foreign exchange gains (losses) [1]	134	47	405	110
License fee income	37	31	106	88
Net periodic pension and OPEB income (cost), excluding service cost	67	111	201	333
Gains (losses) on securities	—	50	(59)	92
Miscellaneous income (loss)	(48)	(34)	4	64
Total	$242	$225	$755	$751

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

Restructuring costs for the three and nine months ended September 30, 2022 and 2021 were as follows:

(Millions of dollars)	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Employee separations [1]	$39	$17	$62	$79
Contract terminations [1]	1	1	1	1
Long-lived asset impairments [1]	(4)	8	1	12
Other [2]	13	9	26	32
Total restructuring costs	$49	$35	$90	$124

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, equipment relocation, inventory write-downs and project management, all of which are primarily included in Cost of goods sold.

For both the nine months ended September 30, 2022 and 2021, the restructuring costs were primarily related to actions across the company including strategic actions to address a small number of products.

In 2022 and 2021, all restructuring costs are excluded from segment profit.

The following table summarizes the 2022 and 2021 employee separation activity:

(Millions of dollars)	Nine Months Ended September 30
	2022	2021
Liability balance, beginning of period	$61	$164
Increase in liability (separation charges)	62	79
Reduction in liability (payments)	(63)	(159)
Liability balance, end of period	$60	$84

Most of the liability balance at September 30, 2022 is expected to be paid in 2022 and 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations as well as a discussion of the many factors that we believe may have an impact on our business on an ongoing basis. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2021 Form 10-K.
Highlights for the third quarter of 2022 include:
•Total sales and revenues for the third quarter of 2022 were $14.994 billion, an increase of $2.597 billion, or 21 percent, compared with $12.397 billion in the third quarter of 2021. Sales were higher across the three primary segments.
•Operating profit margin was 16.2 percent for the third quarter of 2022, compared with 13.4 percent for the third quarter of 2021. Adjusted operating profit margin was 16.5 percent for the third quarter of 2022, compared with 13.7 percent for the third quarter of 2021.
•Third-quarter 2022 profit per share was $3.87, and excluding the items in the table below, adjusted profit per share was $3.95. Third-quarter 2021 profit per share was $2.60 and, excluding the items in the table below, adjusted profit per share was $2.66.
•Caterpillar ended the third quarter of 2022 with $6.3 billion of enterprise cash.
Highlights for the nine months ended September 30, 2022 include:
•Total sales and revenues were $42.830 billion for the nine months ended September 30, 2022, an increase of $5.657 billion, or 15 percent, compared with $37.173 billion for the nine months ended September 30, 2021.
•Operating profit margin was 14.5 percent for the nine months ended September 30, 2022, compared with 14.2 percent for the nine months ended September 30, 2021. Adjusted operating profit margin was 14.7 percent for the nine months ended September 30, 2022, compared with 14.5 percent for the nine months ended September 30, 2021.
•Profit per share for the nine months ended September 30, 2022, was $9.85 and, excluding the items in the table below, adjusted profit per share was $9.99. Profit per share for the nine months ended September 30, 2021, was $7.94, and excluding the items in the table below, adjusted profit per share was $8.13.
•Enterprise operating cash flow was $5.0 billion for the nine months ended September 30, 2022.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 65.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$2,558	$3.87	$1,775	$2.60	$6,653	$9.85	$5,642	$7.94
Restructuring costs	49	0.08	35	0.06	90	0.14	124	0.19
Adjusted profit	$2,607	$3.95	$1,810	$2.66	$6,743	$9.99	$5,766	$8.13

Overview
Total sales and revenues for the third quarter of 2022 were $14.994 billion, an increase of $2.597 billion, or 21 percent, compared with $12.397 billion in the third quarter of 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories, higher sales of equipment to end users and higher services. Dealers increased inventories by $700 million during the third quarter of 2022, compared with a decrease of $300 million during the third quarter of 2021. Sales were higher across the three primary segments.
Third-quarter 2022 profit per share was $3.87, compared with $2.60 profit per share in the third quarter of 2021. Profit per share for both quarters included restructuring costs. Profit for the third quarter of 2022 was $2.041 billion, an increase of $615 million, or 43%, compared with $1.426 billion for the third quarter of 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. SG&A/R&D expenses increased primarily due to investments aligned with the company's strategy for profitable growth and higher short-term incentive compensation expense.

Global Business Conditions:
We continue to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost and labor pressures. Areas of particular focus include certain components, transportation and raw materials. Transportation shortages have resulted in delays and increased costs. In addition, our suppliers are dealing with availability issues and freight delays, which leads to pressure on production in our facilities. Contingency plans have been developed and continue to be modified to minimize supply chain challenges that may impact our ability to meet increasing customer demand. We continue to assess the environment and are taking appropriate price actions in response to rising costs. We will continue to monitor the situation as conditions remain fluid and evolve throughout the year. We address these external factors throughout the discussion in the Consolidated Results of Operations section below.
Notes:
•Glossary of terms is included on pages 58 - 60; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 65.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2021

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2021 (at left) and the third quarter of 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for the third quarter of 2022 were $14.994 billion, an increase of $2.597 billion, or 21 percent, compared with $12.397 billion in the third quarter of 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories, higher sales of equipment to end users and higher services. Dealers increased inventories by $700 million during the third quarter of 2022, compared with a decrease of $300 million during the third quarter of 2021.
Sales were higher across the three primary segments.
North America sales increased 33 percent due to favorable price realization, the impact from changes in dealer inventories, services and higher sales of equipment to end users. Dealers increased inventories during the third quarter of 2022, compared with a decrease during the third quarter of 2021.
Sales increased 36 percent in Latin America due to favorable price realization, higher sales of equipment to end users and the impact from changes in dealer inventories. Dealers increased inventories during the third quarter of 2022, compared with remaining about flat during the third quarter of 2021.
EAME sales increased 8 percent as unfavorable currency impacts, primarily related to the euro and British pound, were more than offset by favorable price realization, the impact from changes in dealer inventories and higher sales of equipment to end users. Dealers increased inventories during the third quarter of 2022, compared with remaining about flat during the third quarter of 2021.
Asia/Pacific sales increased 9 percent driven by favorable price realization and the impact from changes in dealer inventories, partially offset by unfavorable currency impacts, related to the Japanese yen and Australian dollar. Dealers increased inventories during the third quarter of 2022, compared with a decrease during the third quarter of 2021.
Dealers increased inventories by $700 million during the third quarter of 2022, compared with a decrease of $300 million during the third quarter of 2021. Most of the increase related to timing differences between when we ship product to dealers and when the dealers, in turn, are able to deliver completed orders to customers. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. At year end, we expect dealer inventory levels to be similar to the third quarter of 2022.

Compared to the fourth quarter of 2021, we expect higher sales to users and price realization to support the sales growth in the fourth quarter of 2022. We anticipate the fourth quarter will reflect our highest quarterly sales for the year, which is in line with typical seasonality.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2021	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2022	$ Change	% Change

Construction Industries	$5,255	$423	$781	$(229)	$46	$6,276	$1,021	19%
Resource Industries	2,366	338	443	(59)	(1)	3,087	721	30%
Energy & Transportation	5,077	618	409	(171)	253	6,186	1,109	22%
All Other Segment	119	2	—	(2)	(16)	103	(16)	(13%)
Corporate Items and Eliminations	(1,110)	16	2	—	(282)	(1,374)	(264)
Machinery, Energy & Transportation Sales	11,707	1,397	1,635	(461)	—	14,278	2,571	22%

Financial Products Segment	762	—	—	—	57	819	57	7%
Corporate Items and Eliminations	(72)	—	—	—	(31)	(103)	(31)
Financial Products Revenues	690	—	—	—	26	716	26	4%

Consolidated Sales and Revenues	$12,397	$1,397	$1,635	$(461)	$26	$14,994	$2,597	21%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2022
Construction Industries	$3,106	29%	$799	51%	$1,247	1%	$1,084	1%	$6,236		19%	$40	(767%)	$6,276	19%
Resource Industries	1,122	66%	472	13%	526	15%	893	20%	3,013		32%	74	(1%)	3,087	30%
Energy & Transportation	2,422	26%	468	42%	1,280	12%	827	11%	4,997		21%	1,189	27%	6,186	22%
All Other Segment	16	(11%)	—	—%	4	33%	15	7%	35		—%	68	(19%)	103	(13%)
Corporate Items and Eliminations	1		—		—		(4)		(3)			(1,371)		(1,374)
Machinery, Energy & Transportation Sales	6,667	33%	1,739	36%	3,057	8%	2,815	9%	14,278		22%	—	—	14,278	22%

Financial Products Segment	522	9%	90	32%	100	(5%)	107	(4%)	819	[1]	7%	—	—	819	7%
Corporate Items and Eliminations	(54)		(20)		(12)		(17)		(103)			—		(103)
Financial Products Revenues	468	6%	70	27%	88	(8%)	90	(8%)	716		4%	—	—	716	4%

Consolidated Sales and Revenues	$7,135	31%	$1,809	36%	$3,145	7%	$2,905	9%	$14,994		21%	$—	—	$14,994	21%

Third Quarter 2021
Construction Industries	$2,417		$528		$1,240		$1,076		$5,261			$(6)		$5,255
Resource Industries	674		417		456		744		2,291			75		2,366
Energy & Transportation	1,924		329		1,144		744		4,141			936		5,077
All Other Segment	18		—		3		14		35			84		119
Corporate Items and Eliminations	(19)		—		—		(2)		(21)			(1,089)		(1,110)
Machinery, Energy & Transportation Sales	5,014		1,274		2,843		2,576		11,707			—		11,707

Financial Products Segment	478		68		105		111		762	[1]		—		762
Corporate Items and Eliminations	(37)		(13)		(9)		(13)		(72)			—		(72)
Financial Products Revenues	441		55		96		98		690			—		690

Consolidated Sales and Revenues	$5,455		$1,329		$2,939		$2,674		$12,397			$—		$12,397

1 Includes revenues from Machinery, Energy & Transportation of $124 million and $87 million in the third quarter of 2022 and 2021, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2021 (at left) and the third quarter of 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the third quarter of 2022 was $2.425 billion, an increase of $761 million, or 46 percent, compared with $1.664 billion in the third quarter of 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by higher manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies, due to ongoing disruptions to the supply chain. SG&A/R&D expenses increased primarily due to investments aligned with the company's strategy for profitable growth, which included services growth and technology, such as digital, electrification and autonomy, as well as higher short-term incentive compensation expense.
Short-term incentive compensation expense was about $400 million in the third quarter of 2022, compared to about $350 million in the third quarter of 2021.
Operating profit margin was 16.2 percent for the third quarter of 2022, compared with 13.4 percent for the third quarter of 2021.
We expect higher sales volume and continued favorable price realization in the fourth quarter of 2022, compared with the fourth quarter of 2021. We anticipate the impact of favorable price realization to more than offset manufacturing cost increases, including manufacturing inefficiencies.

Profit by Segment
(Millions of dollars)	Third Quarter 2022	Third Quarter 2021	$ Change	% Change
Construction Industries	$1,209	$866	$343	40%
Resource Industries	506	280	226	81%
Energy & Transportation	935	706	229	32%
All Other Segment	8	5	3	60%
Corporate Items and Eliminations	(373)	(286)	(87)
Machinery, Energy & Transportation	2,285	1,571	714	45%

Financial Products Segment	220	173	47	27%
Corporate Items and Eliminations	30	(7)	37
Financial Products	250	166	84	51%
Consolidating Adjustments	(110)	(73)	(37)
Consolidated Operating Profit	$2,425	$1,664	$761	46%

Corporate Items and Eliminations included corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting (the company values segment inventories and cost of sales using a current cost methodology), certain restructuring costs and inter-segment eliminations.

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the third quarter of 2022 was $109 million, compared with $114 million in the third quarter of 2021. The decrease was due to lower average debt outstanding during the third quarter of 2022, compared with the third quarter of 2021.
▪Other income (expense) in the third quarter of 2022 was income of $242 million, compared with income of $225 million in the third quarter of 2021. The change was primarily driven by favorable impacts from foreign currency exchange and higher investment and interest income, partially offset by lower gains on marketable securities and lower pension and other postemployment benefit (OPEB) plan income.
▪The provision for income taxes for the third quarter of 2022 reflected an estimated annual tax rate of 23 percent, compared with 25 percent for the third quarter of 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent.
In the third quarter of 2022, the company reached a settlement with the U.S. Internal Revenue Service (IRS) that resolves all issues for tax years 2007 through 2016, without any penalties. The company’s settlement includes, among other issues, the resolution of disputed tax treatment of profits earned by Caterpillar SARL (CSARL) from certain parts transactions. We vigorously contested the IRS’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines and its proposed increases to tax and imposition of accuracy related penalties. The settlement does not include any increases to tax in the United States based on those judicial doctrines and does not include any penalties. The final tax assessed by the IRS for all issues under the settlement was $490 million for the ten-year period. This amount was primarily paid in the third quarter of 2022, and the associated estimated interest of $250 million is expected to be paid by the end of 2022. The settlement was within the total amount of gross unrecognized tax benefits for uncertain tax positions and enables us to avoid the costs and burdens of further disputes with the IRS. As a result of the settlement, we recorded a discrete tax benefit of $41 million to reflect changes in estimates of prior years’ taxes and related interest, net of tax. We are subject to the continuous examination of our income tax returns by the IRS, and tax years subsequent to 2016 are not yet under examination.
The provision for income taxes in third quarter of 2022 also included a $20 million benefit due to a decrease in the estimated annual tax rate, compared to $39 million in the third quarter of 2021. The company also recorded a discrete tax benefit of $36 million to reflect changes in estimates related to the prior year’s U.S. taxes in the third quarter of 2021.
Construction Industries
Construction Industries’ total sales were $6.276 billion in the third quarter of 2022, an increase of $1.021 billion, or 19 percent, compared with $5.255 billion in the third quarter of 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2022, compared with a decrease during the third quarter of 2021.
▪In North America, sales increased due to favorable price realization and higher sales volume. Higher sales volume was driven by the impact from changes in dealer inventories. Dealer inventory decreased during the third quarter of 2021, compared with an increase during the third quarter of 2022. Dealer inventories in North America remained at relatively low levels.
▪Sales increased in Latin America primarily due to higher sales volume and favorable price realization. Higher sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the third quarter of 2022 than during the third quarter of 2021.
▪In EAME, sales were about flat. Unfavorable currency impacts, primarily related to the euro, were offset by favorable price realization.
▪Sales were about flat in Asia/Pacific. Favorable price realization was offset by unfavorable currency impacts, primarily related to the Japanese yen and Australian dollar.
Construction Industries’ profit was $1.209 billion in the third quarter of 2022, an increase of $343 million, or 40 percent, compared with $866 million in the third quarter of 2021. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Construction Industries’ profit as a percent of total sales was 19.3 percent in the third quarter of 2022, compared with 16.5 percent in the third quarter of 2021.

Construction Industries’ segment profit as a percent of total sales is expected to improve in the fourth quarter of 2022, compared to the fourth quarter of 2021. We expect North America residential construction to moderate due to tightening financial conditions but remain at relatively high levels. We expect non-residential construction to strengthen due to investments related to government infrastructure initiatives. In Asia Pacific, excluding China, we expect moderate growth due to higher infrastructure spending and commodity prices. We expect continued weakness in China in the above 10-ton excavator industry. In EAME, business activity is expected to be flat to slightly down versus last year based on uncertain economic conditions in Europe. Construction activity in Latin America is expected to grow due to supportive commodity prices. We also expect favorable price realization in the fourth quarter of 2022, compared to the fourth quarter of 2021. The favorable impact of price realization is expected to more than offset manufacturing cost increases in the fourth quarter of 2022.
Resource Industries
Resource Industries’ total sales were $3.087 billion in the third quarter of 2022, an increase of $721 million, or 30 percent, compared with $2.366 billion in the third quarter of 2021. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was due to the impact of changes in dealer inventories, higher sales of aftermarket parts and higher sales of equipment to end users. Dealer inventory decreased during the third quarter of 2021, compared with an increase during the third quarter of 2022.
Resource Industries’ profit was $506 million in the third quarter of 2022, an increase of $226 million, or 81 percent, compared with $280 million in the third quarter of 2021. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Resource Industries’ profit as a percent of total sales was 16.4 percent in the third quarter of 2022, compared with 11.8 percent in the third quarter of 2021.
Resource Industries’ segment profit as a percent of total sales is expected to improve in the fourth quarter of 2022, compared to the fourth quarter of 2021. Commodity prices remain supportive of continued investment. We expect production and utilization levels will remain elevated, and our autonomous solutions continue to gain momentum. We expect the continuation of high equipment utilization and a low level of parked trucks, which both support future demand for our equipment and services. In Heavy Construction and Quarry and Aggregates, we anticipate continued growth in the fourth quarter. We also expect price realization to be favorable in the fourth quarter of 2022, compared to the fourth quarter of 2021. The favorable impact from price realization is expected to more than offset manufacturing cost increases in the fourth quarter of 2022.
Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2022	Third Quarter 2021	$ Change	% Change
Oil and Gas	$1,323	$1,088	$235	22%
Power Generation	1,320	1,010	310	31%
Industrial	1,158	948	210	22%
Transportation	1,196	1,095	101	9%
External Sales	4,997	4,141	856	21%
Inter-segment	1,189	936	253	27%
Total Sales	$6,186	$5,077	$1,109	22%

Energy & Transportation’s total sales were $6.186 billion in the third quarter of 2022, an increase of $1.109 billion, or 22 percent, compared with $5.077 billion in the third quarter of 2021. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts.
•Oil and Gas – Sales increased due to higher sales of reciprocating engine aftermarket parts and engines used in gas compression and well servicing applications. Turbines and turbine-related services were about flat.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications, and small reciprocating engines. Turbines and turbine-related services increased as well.
•Industrial – Sales were up across all regions.

•Transportation – Sales increased in reciprocating engine aftermarket parts and marine applications. International locomotive deliveries were also higher.
Energy & Transportation’s profit was $935 million in the third quarter of 2022, an increase of $229 million, or 32 percent, compared with $706 million in the third quarter of 2021. The increase was driven by favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives, including electrification and services growth, higher labor-related costs and higher short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 15.1 percent in the third quarter of 2022, compared with 13.9 percent in the third quarter of 2021.
Energy & Transportation's segment profit as a percent of total sales is expected to improve in the fourth quarter of 2022, compared to the fourth quarter of 2021. In Oil & Gas, we are encouraged by continued strength in reciprocating engine orders, especially for large engine repowers as asset utilization increases. New equipment orders for turbine and turbine–related services strengthened significantly, particularly in Oil & Gas. Power Generation orders remain healthy due to positive industry dynamics and continued data center strength. Industrial remains healthy with continued momentum in construction, agriculture and electric power. We also anticipate growth in high-speed marine as customers continue to upgrade aging fleets. We also expect favorable price realization in the fourth quarter of 2022, compared to the fourth quarter of 2021. The favorable impact from price realization is expected to more than offset manufacturing cost increases in the fourth quarter of 2022.
Financial Products Segment
Financial Products’ segment revenues were $819 million in the third quarter of 2022, an increase of $57 million, or 7 percent, compared with $762 million in the third quarter of 2021. The increase was primarily due to higher average financing rates in North America and Latin America.
Financial Products’ segment profit was $220 million in the third quarter of 2022, an increase of $47 million, or 27 percent, compared with $173 million in the third quarter of 2021. The increase was mainly due to a favorable impact from a lower provision for credit losses at Cat Financial, partially offset by mark-to-market adjustments on derivative contracts.
At the end of the third quarter of 2022, past dues at Cat Financial were 2.00 percent, compared with 2.41 percent at the end of the third quarter of 2021. Past dues decreased across all our portfolio segments, with the exception of an increase in Latin America. Write-offs, net of recoveries, were $13 million for the third quarter of 2022, compared with $76 million for the third quarter of 2021. As of September 30, 2022, Cat Financial's allowance for credit losses totaled $339 million, or 1.30 percent of finance receivables, compared with $376 million, or 1.41 percent of finance receivables, at June 30, 2022. The allowance for credit losses at year-end 2021 was $337 million, or 1.22 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $343 million in the third quarter of 2022, an increase of $50 million from the third quarter of 2021, primarily driven by increased expenses due to timing differences, partially offset by favorable impacts of segment reporting methodology differences and lower corporate costs.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2021

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2021 (at left) and the nine months ended September 30, 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues were $42.830 billion for the nine months ended September 30, 2022, an increase of $5.657 billion, or 15 percent, compared with $37.173 billion for the nine months ended September 30, 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by the impact from changes in dealer inventories, services and higher sales of equipment to end users. Dealers increased inventories about $1.6 billion during the nine months ended September 30, 2022, compared with remaining about flat during the nine months ended September 30, 2021.
Sales were higher in the three primary segments.
North America sales increased 26 percent driven by favorable price realization, the impact from changes in dealer inventories, services and higher sales of equipment to end users. Dealers decreased inventories during the nine months ended September 30, 2021, compared with an increase during the nine months ended September 30, 2022.
Sales increased 30 percent in Latin America due to favorable price realization, higher sales of equipment to end users and the impact from changes in dealer inventories. Dealers increased inventories more during the nine months ended September 30, 2022, than during the nine months ended September 30, 2021.
EAME sales increased 6 percent due to favorable price realization, higher sales of equipment to end users and the impact from changes in dealer inventories, partially offset by unfavorable currency impacts related to the euro and British pound. Dealers increased inventories more during the nine months ended September 30, 2022, than during the nine months ended September 30, 2021.
Asia/Pacific sales increased 3 percent driven by favorable price realization, services and the impact from changes in dealer inventories, partially offset by lower sales of equipment to end users and unfavorable currency impacts related to the Australian dollar and Japanese yen. Dealers increased inventories during the nine months ended September 30, 2022, compared with a decrease during the nine months ended September 30, 2021.
Dealers increased inventories about $1.6 billion during the nine months ended September 30, 2022, compared with remaining about flat during the nine months ended September 30, 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2021	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2022	$ Change	% Change

Construction Industries	$16,370	$723	$1,737	$(452)	$46	$18,424	$2,054	13%
Resource Industries	7,091	1,005	929	(126)	(21)	8,878	1,787	25%
Energy & Transportation	14,559	1,314	784	(348)	620	16,929	2,370	16%
All Other Segment	377	8	1	(4)	(43)	339	(38)	(10%)
Corporate Items and Eliminations	(3,306)	48	(7)	—	(602)	(3,867)	(561)
Machinery, Energy & Transportation Sales	35,091	3,098	3,444	(930)	—	40,703	5,612	16%

Financial Products Segment	2,297	—	—	—	103	2,400	103	4%
Corporate Items and Eliminations	(215)	—	—	—	(58)	(273)	(58)
Financial Products Revenues	2,082	—	—	—	45	2,127	45	2%

Consolidated Sales and Revenues	$37,173	$3,098	$3,444	$(930)	$45	$42,830	$5,657	15%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2022
Construction Industries	$8,832	25%	$2,061	53%	$3,726	3%	$3,694	(14%)	$18,313		12%	$111	71%	$18,424	13%
Resource Industries	3,167	49%	1,337	2%	1,609	11%	2,554	30%	8,667		26%	211	(9%)	8,878	25%
Energy & Transportation	6,637	16%	1,160	39%	3,679	7%	2,193	12%	13,669		15%	3,260	23%	16,929	16%
All Other Segment	52	24%	—	(100%)	14	40%	46	(15%)	112		5%	227	(16%)	339	(10%)
Corporate Items and Eliminations	(43)		(1)		(2)		(12)		(58)			(3,809)		(3,867)
Machinery, Energy & Transportation Sales	18,645	26%	4,557	30%	9,026	6%	8,475	3%	40,703		16%	—	—%	40,703	16%

Financial Products Segment	1,530	6%	250	28%	293	(3%)	327	(9%)	2,400	[1]	4%	—	—%	2,400	4%
Corporate Items and Eliminations	(132)		(58)		(31)		(52)		(273)			—		(273)
Financial Products Revenues	1,398	4%	192	20%	262	(5%)	275	(10%)	2,127		2%	—	—%	2,127	2%

Consolidated Sales and Revenues	$20,043	24%	$4,749	30%	$9,288	6%	$8,750	2%	$42,830		15%	$—	—%	$42,830	15%

Nine Months Ended September 30, 2021
Construction Industries	$7,041		$1,350		$3,612		$4,302		$16,305			$65		$16,370
Resource Industries	2,130		1,309		1,455		1,965		6,859			232		7,091
Energy & Transportation	5,698		835		3,433		1,953		11,919			2,640		14,559
All Other Segment	42		1		10		54		107			270		377
Corporate Items and Eliminations	(89)		(1)		(1)		(8)		(99)			(3,207)		(3,306)
Machinery, Energy & Transportation Sales	14,822		3,494		8,509		8,266		35,091			—		35,091

Financial Products Segment	1,442		195		301		359		2,297	[1]		—		2,297
Corporate Items and Eliminations	(99)		(35)		(26)		(55)		(215)			—		(215)
Financial Products Revenues	1,343		160		275		304		2,082			—		2,082

Consolidated Sales and Revenues	$16,165		$3,654		$8,784		$8,570		$37,173			$—		$37,173

1 Includes revenues from Machinery, Energy & Transportation of $332 million and $263 million in the nine months ended September 30, 2022 and 2021, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2021 (at left) and the nine months ended September 30, 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2022, was $6.224 billion, an increase of $957 million, or 18 percent, compared with $5.267 billion for the nine months ended September 30, 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses.
Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. For 2022, price realization is expected to more than offset manufacturing cost increases. The increase in SG&A/R&D expenses was driven by investments aligned with the company's strategy for profitable growth, which included services growth and technology, such as digital, electrification and autonomy, as well as higher short-term incentive compensation expense.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for the nine months ended September 30, 2022, was about $1.2 billion, compared with about $1.1 billion for the nine months ended September 30, 2021. For 2022, short-term incentive compensation expense is expected to be about $1.6 billion, compared with $1.3 billion in 2021.
Operating profit margin was 14.5 percent for the nine months ended September 30, 2022, compared with 14.2 percent for the nine months ended September 30, 2021.

Profit (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Construction Industries	$3,255	$2,937	$318	11%
Resource Industries	1,222	941	281	30%
Energy & Transportation	2,132	2,119	13	1%
All Other Segment	42	(2)	44	n/a
Corporate Items and Eliminations	(847)	(1,107)	260
Machinery, Energy & Transportation	5,804	4,888	916	19%

Financial Products Segment	675	660	15	2%
Corporate Items and Eliminations	30	(55)	85
Financial Products	705	605	100	17%
Consolidating Adjustments	(285)	(226)	(59)
Consolidated Operating Profit	$6,224	$5,267	$957	18%

Corporate Items and Eliminations included corporate-level expenses, timing differences (as some expenses are reported in segment profit on a cash basis), methodology differences between segment and consolidated external reporting (the company values segment inventories and cost of sales using a current cost methodology), certain restructuring costs and inter-segment eliminations.

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the nine months ended September 30, 2022, was $326 million, compared with $376 million for the nine months ended September 30, 2021. The decrease was due to lower average debt outstanding during the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021.
▪Other income (expense) for the nine months ended September 30, 2022, was income of $755 million, about flat compared with income of $751 million for the nine months September 30, 2021. Favorable impacts from foreign currency exchange were offset by unrealized losses on marketable securities and lower pension and OPEB income.
▪The provision for income taxes for the nine months ended September 30, 2022, reflected an estimated annual tax rate of 23 percent, compared with 25 percent for the nine months ended September 30, 2021, excluding the discrete items discussed below. The comparative tax rate for full-year 2021 was approximately 23 percent.
On September 8, 2022, the company reached a settlement with the U.S. Internal Revenue Service (IRS) that resolves all issues for tax years 2007 through 2016, without any penalties. The company’s settlement includes, among other issues, the resolution of disputed tax treatment of profits earned by Caterpillar SARL (CSARL) from certain parts transactions. We vigorously contested the IRS’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines and its proposed increases to tax and imposition of accuracy related penalties. The settlement does not include any increases to tax in the United States based on those judicial doctrines and does not include any penalties. The final tax assessed by the IRS for all issues under the settlement was $490 million for the ten-year period. This amount was primarily paid in the nine months ending September 30, 2022, and the associated estimated interest of $250 million is expected to be paid by the end of 2022. The settlement was within the total amount of gross unrecognized tax benefits for uncertain tax positions and enables us to avoid the costs and burdens of further disputes with the IRS. As a result of the settlement, we recorded a discrete tax benefit of $41 million to reflect changes in estimates of prior years’ taxes and related interest, net of tax. We are subject to the continuous examination of our income tax returns by the IRS, and tax years subsequent to 2016 are not yet under examination.
In the nine months ended September 30, 2022, the company also recorded discrete tax benefits of $49 million to reflect other changes in estimates related to prior years’ U.S. taxes, compared to $36 million in the nine months ended September 30, 2021. In addition, the company recorded a discrete tax benefit of $18 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $61 million benefit for the nine months ended September 30, 2021.
Construction Industries
Construction Industries’ total sales were $18.424 billion for the nine months ended September 30, 2022, an increase of $2.054 billion, or 13 percent, compared with $16.370 billion for the nine months ended September 30, 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories and higher sales of aftermarket parts, partially offset by lower sales of equipment to end users. Dealers increased inventories more during the nine months ended September 30, 2022, than during the nine months ended September 30, 2021.
•In North America, sales increased due to favorable price realization, the impact from changes in dealer inventories, higher sales of aftermarket parts and higher sales of equipment to end users. Dealers decreased inventories during the nine months ended September 30, 2021, compared with an increase during the nine months ended September 30, 2022.
•Sales increased in Latin America primarily due to higher sales of equipment to end users and favorable price realization.
•In EAME, sales increased as unfavorable currency impacts related to the euro were more than offset by favorable price realization and the impact from changes in dealer inventories. Dealers increased inventories more during the nine months ended September 30, 2022, than during the nine months ended September 30, 2021.
•Sales decreased in Asia/Pacific due to lower sales of equipment to end users and unfavorable currency impacts related to the Japanese yen and Australian dollar, partially offset by favorable price realization and the impact from changes in dealer inventories. Dealers increased inventories during the nine months ended September 30, 2022, compared with a decrease during the nine months ended September 30, 2021.

Construction Industries’ profit was $3.255 billion for the nine months ended September 30, 2022, an increase of $318 million, or 11 percent, compared with $2.937 billion for the nine months ended September 30, 2021. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Construction Industries’ profit as a percent of total sales was 17.7 percent for the nine months ended September 30, 2022, compared with 17.9 percent for the nine months ended September 30, 2021.
Resource Industries
Resource Industries’ total sales were $8.878 billion for the nine months ended September 30, 2022, an increase of $1.787 billion, or 25 percent, compared with $7.091 billion for the nine months ended September 30, 2021. The increase was due to higher sales volume and favorable price realization. The increase in sales volume was driven by higher sales of aftermarket parts, the impact from changes in dealer inventories and higher sales of equipment to end users. Dealer inventory increased during the nine months ended September 30, 2022, compared with a decrease during the nine months ended September 30, 2021.
Resource Industries’ profit was $1.222 billion for the nine months ended September 30, 2022, an increase of $281 million, or 30 percent, compared with $941 million for the nine months ended September 30, 2021. Unfavorable manufacturing costs and higher SG&A/R&D expenses were more than offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Resource Industries’ profit as a percent of total sales was 13.8 percent for the nine months ended September 30, 2022, compared with 13.3 percent for the nine months ended September 30, 2021.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Oil and Gas	$3,503	$3,140	$363	12%
Power Generation	3,518	3,025	493	16%
Industrial	3,295	2,660	635	24%
Transportation	3,353	3,094	259	8%
External Sales	13,669	11,919	1,750	15%
Inter-Segment	3,260	2,640	620	23%
Total Sales	$16,929	$14,559	$2,370	16%

Energy & Transportation’s total sales were $16.929 billion for the nine months ended September 30, 2022, an increase of $2.370 billion, or 16 percent, compared with $14.559 billion for the nine months ended September 30, 2021. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts.
•Oil and Gas – Sales increased due to higher sales of reciprocating engine aftermarket parts and engines used in well servicing and gas compression applications, primarily in North America, partially offset by lower sales for turbines and turbine-related services.
•Power Generation – Sales increased in small reciprocating engine applications, reciprocating engine aftermarket parts and turbines and turbine-related services.
•Industrial – Sales were up across all regions.
•Transportation – Sales increased primarily in reciprocating engine aftermarket parts and marine applications. Rail services and international locomotives deliveries were also higher.

Energy & Transportation’s profit was $2.132 billion for the nine months ended September 30, 2022, about flat compared with $2.119 billion for the nine months ended September 30, 2021. Unfavorable manufacturing costs and higher SG&A/R&D expenses were offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 12.6 percent for the nine months ended September 30, 2022, compared with 14.6 percent for the nine months ended September 30, 2021.
Financial Products Segment
Financial Products’ segment revenues were $2.400 billion for the nine months ended September 30, 2022, an increase of $103 million, or 4 percent, compared with $2.297 billion for the nine months ended September 30, 2021. The increase was primarily due to a favorable impact from returned or repossessed equipment in North America and higher average financing rates in Latin America.
Financial Products’ segment profit was $675 million for the nine months ended September 30, 2022, an increase of $15 million, or 2 percent, compared with $660 million for the nine months ended September 30, 2021. The increase was mainly due to a favorable impact from returned or repossessed equipment and lower provision for credit losses at Cat Financial, partially offset by an unfavorable impact from equity securities in Insurance Services and an increase in SG&A expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $817 million for the nine months ended September 30, 2022, a decrease of $345 million from the nine months ended September 30, 2021, primarily driven by favorable impacts of segment reporting methodology, a favorable change in fair value adjustments related to deferred compensation plans and lower expenses due to timing differences, partially offset by higher corporate costs.

RESTRUCTURING COSTS

In 2022, we expect to incur about $800 million of restructuring costs primarily related to strategic actions to address a small number of products. Approximately $600 million of the total is a non-cash charge related to the release of accumulated foreign currency translation losses that will be recognized upon the sale of a business containing some of these products, which may not occur until 2023. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $75 million in 2022 compared with 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first nine months of 2022 and ended the third quarter with $6.35 billion of cash, a decrease of $2.91 billion from year-end 2021. In addition, ME&T has invested in available-for-sale debt securities that are considered highly liquid and are available for current operations. These securities are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position and were $982 million at the end of September 30, 2022. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first nine months of 2022 was $5.03 billion, down $759 million compared to the same period a year ago. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022 as well as higher cash taxes paid which includes payments related to settlements with the U.S. Internal Revenue Service. Partially offsetting these items was higher profit adjusted for non-cash items during the first nine months of 2022 compared to the same period last year.
Total debt as of September 30, 2022 was $36.53 billion, a decrease of $1.26 billion from year-end 2021. Debt related to ME&T decreased $192 million in the first nine months of 2022 while debt related to Financial Products decreased $1.07 billion.
As of September 30, 2022, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2022 was $2.75 billion. Information on our Credit Facility is as follows:
•In September 2022, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2023.
•In September 2022, we amended and restated the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $715 million is available to ME&T) expires in August 2025.
•In September 2022, we amended and restated the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2027.
At September 30, 2022, Caterpillar’s consolidated net worth was $15.69 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2022, Cat Financial’s covenant interest coverage ratio was 2.59 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at September 30, 2022, Cat Financial’s six-month covenant leverage ratio was 7.03 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2022, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2022 were:

	September 30, 2022
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,352	172	3,180
Total credit lines available	13,852	2,922	10,930
Less: Commercial paper outstanding	(3,723)	—	(3,723)
Less: Utilized credit	(684)	(3)	(681)
Available credit	$9,445	$2,919	$6,526

The other external consolidated credit lines with banks as of September 30, 2022 totaled $3.35 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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
We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in accounts payable in the Consolidated Statement of Financial Position were $894 million and $822 million at September 30, 2022 and December 31, 2021, respectively. The amounts settled through the Programs and paid to participating financial institutions were $4.0 billion and $2.9 billion during the first nine months of 2022 and 2021, respectively. We account for payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
Machinery, Energy & Transportation
Net cash provided by operating activities was $3.19 billion in the first nine months of 2022, compared with net cash provided of $4.90 billion for the same period in 2021. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022, higher payments for taxes which includes payments related to settlements with the U.S. Internal Revenue Service and increased working capital requirements during the first nine months of 2022 compared to the same period last year. Within working capital, changes in inventory, accounts payable and accrued expenses unfavorably impacted cash flow but were partially offset by favorable changes in customer advances and accounts receivable. Partially offsetting these unfavorable items was higher profit adjusted for non-cash items during the first nine months of 2022 compared to the same period a year ago.
Net cash used by investing activities in the first nine months of 2022 was $881 million, compared with net cash used of $487 million in the first nine months of 2021. The change was primarily due to decreased activity related to intercompany lending with Financial Products and was partially offset by decreases in net investment activity.
Net cash used for financing activities during the first nine months of 2022 was $5.29 billion, compared with net cash used of $4.67 billion in the same period of 2021. The change was primarily due to higher share repurchases in the first nine months of 2022 and the absence of proceeds from debt issuances which occurred in the first nine months of 2021. These items were partially offset by lower repayments of maturing debt during the first nine months of 2022.

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
Operational excellence and commitments – Capital expenditures were $880 million during the first nine months of 2022, compared to $693 million for the same period in 2021. We expect ME&T’s capital expenditures in 2022 to be about $1.4 billion. We made $299 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2022. We currently anticipate full-year 2022 contributions of approximately $357 million. In comparison, we made $229 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2021.
Fund strategic growth initiatives and return capital to shareholders – We intend to utilize our liquidity and debt capacity to fund targeted investments that drive long-term profitable growth focused in the areas of expanded offerings and services, including acquisitions.
As part of our capital allocation strategy, ME&T free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define ME&T free cash flow as cash from ME&T operations less capital expenditures, excluding discretionary pension and other postretirement benefit plan contributions and cash payments related to settlements with the U.S. Internal Revenue Service. A goal of our capital allocation strategy is to return substantially all ME&T free cash flow to shareholders over time in the form of dividends and share repurchases, while maintaining our mid-A rating.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board approved a repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving $70 million unutilized under the 2018 Authorization as of September 30, 2022. In the first nine months of 2022, we repurchased $3.31 billion of Caterpillar common stock, with $13.7 billion remaining under the 2022 Authorization as of September 30, 2022. Our basic shares outstanding as of September 30, 2022 were approximately 520 million.
Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2022, the Board of Directors approved maintaining our quarterly dividend representing $1.20 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.82 billion in the first nine months of 2022.

Financial Products
Financial Products operating cash flow was $1.25 billion in the first nine months of 2022, compared with $1.10 billion for the same period a year ago. Net cash used for investing activities was $228 million for the first nine months of 2022, compared with net cash used of $468 million for the same period in 2021. The change was primarily due to portfolio related activity. Net cash used for financing activities was $872 million for the first nine months of 2022 compared with net cash used of $289 million for the same period in 2021. The change was primarily due to lower portfolio funding requirements.
Financial Products ended the third quarter of 2022 with $943 million of cash, including $142 million in Russia which is currently subject to local government restrictions that substantially limit transfer outside of the country.

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

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2022. It is difficult to predict the December 31, 2022 adjustment amount, as it will be dependent primarily on changes in discount rates during 2022, and actual returns on plan assets differing from our expected returns for 2022.

Order Backlog
At the end of the third quarter of 2022, the dollar amount of backlog believed to be firm was approximately $30.0 billion, about $1.6 billion higher than the second quarter of 2022. The order backlog increase was primarily driven by Energy & Transportation and Construction Industries. Of the total backlog at September 30, 2022, approximately $5.7 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of one significant item in order for our results to be meaningful to our readers. This item consists of restructuring costs, which were incurred to generate longer-term benefits. We do not consider this item indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended September 30, 2022 - U.S. GAAP	$2,425	16.2%	$2,558	$527	20.6%	$2,041	$3.87
Restructuring costs	49	0.3%	49	9	18.4%	40	$0.08
Three Months Ended September 30, 2022 - Adjusted	$2,474	16.5%	$2,607	$536	20.6%	$2,081	$3.95

Three Months Ended September 30, 2021 - U.S. GAAP	$1,664	13.4%	$1,775	$368	20.7%	$1,426	$2.60
Restructuring costs	35	0.3%	35	6	15.0%	29	$0.06
Three Months Ended September 30, 2021 - Adjusted	$1,699	13.7%	$1,810	$374	20.7%	$1,455	$2.66
Nine Months Ended September 30, 2022- U.S. GAAP	$6,224	14.5%	$6,653	$1,423	21.4%	$5,251	$9.85
Restructuring costs	90	0.2%	90	13	14.0%	77	$0.14
Nine Months Ended September 30, 2022 - Adjusted	$6,314	14.7%	$6,743	$1,436	21.3%	$5,328	$9.99

Nine Months Ended September 30, 2021 - U.S. GAAP	$5,267	14.2%	$5,642	$1,313	23.3%	$4,369	$7.94
Restructuring costs	124	0.3%	124	19	15.0%	105	$0.19
Nine Months Ended September 30, 2021 - Adjusted	$5,391	14.5%	$5,766	$1,332	23.1%	$4,474	$8.13

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30
	2022	2021
ME&T net cash provided by operating activities [1]	$3,191	$4,899
ME&T capital expenditures	(880)	(693)
Cash payments related to settlements with the U.S. Internal Revenue Service	467	—
ME&T free cash flow	$2,778	$4,206
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 73 - 74.

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

Pages 67 to 74 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$14,278	$14,278	$—	$—
Revenues of Financial Products	716	—	852	(136)	[1]
Total sales and revenues	14,994	14,278	852	(136)

Operating costs:
Cost of goods sold	10,202	10,203	—	(1)	[2]
Selling, general and administrative expenses	1,401	1,271	136	(6)	[2]
Research and development expenses	476	476	—	—
Interest expense of Financial Products	151	—	151	—
Other operating (income) expenses	339	43	315	(19)	[2]
Total operating costs	12,569	11,993	602	(26)

Operating profit	2,425	2,285	250	(110)

Interest expense excluding Financial Products	109	110	—	(1)	[3]
Other income (expense)	242	160	(27)	109	[4]

Consolidated profit before taxes	2,558	2,335	223	—

Provision (benefit) for income taxes	527	464	63	—
Profit of consolidated companies	2,031	1,871	160	—

Equity in profit (loss) of unconsolidated affiliated companies	9	11	—	(2)	[5]

Profit of consolidated and affiliated companies	2,040	1,882	160	(2)

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	2	(2)	[6]

Profit [7]	$2,041	$1,883	$158	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$40,703	$40,703	$—	$—
Revenues of Financial Products	2,127	—	2,493	(366)	[1]
Total sales and revenues	42,830	40,703	2,493	(366)

Operating costs:
Cost of goods sold	29,736	29,741	—	(5)	[2]
Selling, general and administrative expenses	4,172	3,714	475	(17)	[2]
Research and development expenses	1,413	1,413	—	—
Interest expense of Financial Products	377	—	377	—
Other operating (income) expenses	908	31	936	(59)	[2]
Total operating costs	36,606	34,899	1,788	(81)

Operating profit	6,224	5,804	705	(285)

Interest expense excluding Financial Products	326	327	—	(1)	[3]
Other income (expense)	755	497	(26)	284	[4]

Consolidated profit before taxes	6,653	5,974	679	—

Provision (benefit) for income taxes	1,423	1,250	173	—
Profit of consolidated companies	5,230	4,724	506	—

Equity in profit (loss) of unconsolidated affiliated companies	20	26	—	(6)	[5]

Profit of consolidated and affiliated companies	5,250	4,750	506	(6)

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	6	(6)	[6]

Profit [7]	$5,251	$4,751	$500	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,346	$5,403	$943	$—
Receivables – trade and other	8,158	3,134	652	4,372	[1,2]
Receivables – finance	8,918	—	13,446	(4,528)	[2]
Prepaid expenses and other current assets	2,295	2,013	316	(34)	[3]
Inventories	16,860	16,860	—	—
Total current assets	42,577	27,410	15,357	(190)

Property, plant and equipment – net	11,643	7,810	3,833	—
Long-term receivables – trade and other	1,278	319	512	447	[1,2]
Long-term receivables – finance	11,859	—	12,338	(479)	[2]
Noncurrent deferred and refundable income taxes	2,218	2,745	106	(633)	[4]
Intangible assets	806	806	—	—
Goodwill	6,092	6,092	—	—
Other assets	4,434	3,663	1,946	(1,175)	[5]
Total assets	$80,907	$48,845	$34,092	$(2,030)

Liabilities
Current liabilities:
Short-term borrowings	$4,202	$3	$4,199	$—
Accounts payable	8,260	8,149	267	(156)	[6]
Accrued expenses	4,013	3,622	391	—
Accrued wages, salaries and employee benefits	2,204	2,160	44	—
Customer advances	1,831	1,831	—	—
Other current liabilities	2,878	2,126	807	(55)	[4,7]
Long-term debt due within one year	6,814	120	6,694	—
Total current liabilities	30,202	18,011	12,402	(211)

Long-term debt due after one year	25,509	9,511	16,030	(32)	[8]
Liability for postemployment benefits	5,038	5,038	—	—
Other liabilities	4,536	3,659	1,565	(688)	[4]
Total liabilities	65,285	36,219	29,997	(931)
Commitments and contingencies
Shareholders’ equity
Common stock	6,523	6,523	905	(905)	[9]
Treasury stock	(30,883)	(30,883)	—	—
Profit employed in the business	43,304	38,898	4,395	11	[9]
Accumulated other comprehensive income (loss)	(3,353)	(1,946)	(1,407)	—
Noncontrolling interests	31	34	202	(205)	[9]
Total shareholders’ equity	15,622	12,626	4,095	(1,099)
Total liabilities and shareholders’ equity	$80,907	$48,845	$34,092	$(2,030)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,250	$4,750	$506	$(6)	[1]
Adjustments for non-cash items:
Depreciation and amortization	1,661	1,072	589	—
Provision (benefit) for deferred income taxes	(349)	(294)	(55)	—
Other	132	(83)	(123)	338	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	365	97	21	247	[2,3]
Inventories	(3,088)	(3,074)	—	(14)	[2]
Accounts payable	786	701	74	11	[2]
Accrued expenses	70	28	42	—
Accrued wages, salaries and employee benefits	15	27	(12)	—
Customer advances	751	752	(1)	—
Other assets – net	57	128	(28)	(43)	[2]
Other liabilities – net	(623)	(913)	239	51	[2]
Net cash provided by (used for) operating activities	5,027	3,191	1,252	584

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(868)	(860)	(10)	2	[2]
Expenditures for equipment leased to others	(1,023)	(20)	(1,024)	21	[2]
Proceeds from disposals of leased assets and property, plant and equipment	666	63	612	(9)	[2]
Additions to finance receivables	(9,914)	—	(10,584)	670	[3]
Collections of finance receivables	9,738	—	10,328	(590)	[3]
Net intercompany purchased receivables	—	—	678	(678)	[3]
Proceeds from sale of finance receivables	50	—	50	—
Net intercompany borrowings	—	—	5	(5)	[4]
Investments and acquisitions (net of cash acquired)	(44)	(44)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	1	1	—	—
Proceeds from sale of securities	2,080	1,820	260	—
Investments in securities	(2,399)	(1,925)	(474)	—
Other – net	15	84	(69)	—
Net cash provided by (used for) investing activities	(1,698)	(881)	(228)	(589)

Cash flow from financing activities:
Dividends paid	(1,820)	(1,820)	—	—
Common stock issued, including treasury shares reissued	2	2	—	—
Common shares repurchased	(3,309)	(3,309)	—	—
Net intercompany borrowings	—	(5)	—	5	[4]
Proceeds from debt issued (original maturities greater than three months)	5,570	—	5,570	—
Payments on debt (original maturities greater than three months)	(5,289)	(20)	(5,269)	—
Short-term borrowings – net (original maturities three months or less)	(1,311)	(138)	(1,173)	—
Other – net	(1)	(1)	—	—
Net cash provided by (used for) financing activities	(6,158)	(5,291)	(872)	5
Effect of exchange rate changes on cash	(79)	(42)	(37)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,908)	(3,023)	115	—
Cash, cash equivalents and restricted cash at beginning of period	9,263	8,433	830	—
Cash, cash equivalents and restricted cash at end of period	$6,355	$5,410	$945	$—

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

Changes in internal control over financial reporting

During the third quarter of 2022, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
July 1-31, 2022	591,861	$177.08	591,861	$0.070
August 1-31, 2022	3,015,701	$192.33	3,015,701	$14.420
September 1-30, 2022	3,967,760	$176.42	3,967,760	$13.720
Total	7,575,322	$182.80	7,575,322

1 In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving approximately $70 million unutilized under the 2018 Authorization as of September 30, 2022. As of September 30, 2022, $13.7 billion remained available under the 2022 Authorization.

2 In July, August and September of 2022, we repurchased 0.6 million, 3.0 million and 4.0 million shares respectively, for an aggregate of $1.4 billion in open market transactions at an average price per share of $177.08, $192.33 and $176.42, respectively.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2022, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate. During the third quarter of 2022, approximately 81,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1	Fourth Amendment to the Caterpillar Inc. 2006 Long-Term Incentive Plan*

10.2	First Amendment to the Caterpillar Inc. 2014 Long-Term Incentive Plan*

10.3	Second Amendment to the Caterpillar Inc. Supplemental Retirement Plan*

10.4	Fourth Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan*

10.5	Second Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan*

10.6	Fourth Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan*

10.7	Fifth Amendment to the Caterpillar Inc. Supplement Deferred Compensation Plan*

10.8	364-Day Credit Agreement dated September 1, 2022 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.9	Local Currency Addendum to the 364-Day Credit Agreement dated September 1, 2022 (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.10	Japan Local Currency Addendum to the 364-Day Credit Agreement dated September 1, 2022 (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.11
Third Amended and Restated Credit Agreement (Three-Year Facility) dated September 1, 2022 (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.12
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility) dated September 1, 2022 (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.13
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Three-Year Facility) dated September 1, 2022 (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.14
Third Amended and Restated Credit Agreement (Five-Year Facility) dated September 1, 2022 (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.15
Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility) dated September 1, 2022 (incorporated by reference from Exhibit 10.8 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.16
Japan Local Currency Addendum to the Third Amended and Restated Credit Agreement (Five-Year Facility) dated September 1, 2022 (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K filed September 6, 2022)

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

CATERPILLAR INC.

November 2, 2022	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

November 2, 2022	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

November 2, 2022	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

November 2, 2022	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp