Form 10-K
period 2022-12-31
CATERPILLAR INC
filed 2023-02-15
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.s.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2022, there were 527,909,143 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $94.7 billion.

As of December 31, 2022, there were 516,345,490 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2023 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year.

i

PART I

Item 1.Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2022 sales and revenues of $59.427 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, off-highway diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three primary segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Enterprise Strategy

Our company strategy, rolled out in 2017, reflects our legacy and our continuing commitment to meet the needs of our customers and the communities in which we live and work. United by our Values, Caterpillar employees around the world share a focused view of our business through the Operating & Execution Model, through which we are making strategic choices today to create long-term profitable growth. Since 2017, we focused on three strategic areas: Expanded Offerings, Operational Excellence and Services. In 2022, we updated our strategy to also include sustainability as a strategic focus area. For nearly 100 years, our longstanding commitment to sustainability has inspired us to set and achieve meaningful environmental, social and governance goals. It’s also allowed us to develop innovative products, technologies and services to support our customers on their sustainability journey. The addition of sustainability as a focus area, together with operational excellence, expanded offerings and services, highlights our work to help customers build a better, more sustainable world.

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

Other information about our operations in 2022, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure, forestry and building construction.  The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates markets and mining.
The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2022 focused on the next generation of construction machines.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors. Examples of global competitors include CASE (part of CNH Industrial N.V.), Deere Construction & Forestry (part of Deere & Company), Doosan Bobcat (Part of Doosan Group), Hitachi Construction Machinery Co., Ltd., Hyundai Construction Equipment Co., Ltd., Hyundai Doosan Infracore Co., Ltd. (both part of Hyundai Heavy Industries Group), J.C. Bamford Excavators Ltd., Kobelco Construction Machinery (part of Kobe Steel, Ltd), Komatsu Ltd., Kubota Farm & Industrial Machinery (part of Kubota Corporation), Sany Heavy Industry Co., Ltd., and Volvo Construction Equipment (part of the Volvo Group). As an example of regional and local competitors, our competitors in China also include Guangxi LiuGong Machinery Co., Ltd., Longking Holdings Ltd., Sany Heavy Industry Co, XCMG Construction Machinery Co., Ltd., Shandong Lingong Construction Machinery Co., Ltd. (SDLG, JV with Volvo Construction Equipment) and Shantui Construction Machinery Co., Ltd., (part of Shandong Heavy Industry Group Co.). Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

 The Construction Industries product portfolio includes the following product families as well as related parts and tools:

· asphalt pavers	· compactors	· road reclaimers
· backhoe loaders	· forestry machines	· skid steer loaders
· cold planers	· material handlers	· small and medium
· compact, small and	· mini, small, medium	track-type tractors
medium wheel loaders	and large track excavators	· telehandlers
· compact track and	· motor graders	· track-type loaders
multi-terrain loaders	· pipelayers	· wheel excavators

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining and heavy construction and quarry and aggregates. Caterpillar offers a broad product range and services to deliver comprehensive solutions for our customers. We develop and manufacture high productivity equipment for both surface and underground mining operations around the world, as well as provide hydraulic systems, electronics and software for Caterpillar machines and engines. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores, as well as a variety of heavy construction applications. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management systems, equipment management analytics and autonomous machine capabilities.

Customers in most markets place an emphasis on equipment that is highly productive, reliable and provides the lowest total cost of ownership over the life of the equipment. In some developing markets, customers often prioritize purchase price in making their investment decisions. We believe our ability to control the integration and design of key machine components and innovative technologies represents a competitive advantage. Our research and development efforts remain focused on providing customers the lowest total cost of ownership enabled through the highest quality, most productive products and services in the industry.

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

The Resource Industries product portfolio includes the following machines and related parts and services:

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

Energy & Transportation

Our Energy & Transportation segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Caterpillar machines. The product and services portfolio includes reciprocating engines, generator sets, integrated systems and solutions, turbines and turbine-related services, electrified powertrain and zero-emission power sources and service solutions development, the remanufacturing of Caterpillar engines and components and remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services and product support of on-highway vocational trucks for North America.
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

The Energy & Transportation portfolio includes the following products and related parts:

•Reciprocating engine powered generator sets
•Reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machinery
•Integrated systems and solutions used in the electric power generation industry
•Turbines, centrifugal gas compressors and related services
•Reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries
•Remanufactured reciprocating engines and components
•Diesel-electric locomotives and components and other rail-related products and services

Financial Products Segment

The business of our Financial Products Segment is primarily conducted by Cat Financial, Insurance Services and their respective subsidiaries and affiliates.  Cat Financial is a wholly owned finance subsidiary of Caterpillar Inc. and it provides retail and wholesale financing to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles and power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, Cat Financial purchases short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

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

Cat Financial’s retail loans include:

•Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

•Installment sale contracts, which are equipment loans that enable customers to purchase equipment with structured payments over time.

Cat Financial's retail leases include:

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

Cat Financial also purchases short-term receivables from Caterpillar.

Cat Financial’s wholesale loans and leases include inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets.

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment and services available through a variety of sources, principally commercial banks and finance and leasing companies.  Our competitors include Wells Fargo Equipment Finance Inc., Banc of America Leasing & Capital LLC, BNP Paribas Leasing Solutions Limited, Australia and New Zealand Banking Group Limited, Société Générale S.A. and various other banks and finance companies.  In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Volvo Financial Services and Kubota Credit Corporation, which utilize many below-market interest rate programs (funded by the manufacturer) to support machine sales.  Cat Financial works with the broader Caterpillar organization to provide a broad array of financial merchandising programs to compete around the world.

The financial results of Cat Financial are largely dependent upon the ability of Caterpillar dealers to sell equipment and customers’ willingness to enter into financing or leasing agreements.  Cat Financial is also affected by, among other things, the availability of funds from its financing sources, its cost of funds relative to its competitors and general economic conditions such as inflation and market interest rates.

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

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority. Caterpillar Insurance Co. Ltd. is registered as a Class 2 (General Business) and Class B (Long-Term) insurer with the Bermuda Monetary Authority. Under its Class 2 insurance license, Caterpillar Insurance Co. Ltd. insures its parent and affiliates for general liability, property, auto liability and cargo. It also provides reinsurance to Caterpillar Insurance Company under a quota share reinsurance agreement for its contractual liability and contractors’ equipment programs in the United States. In addition, Caterpillar Insurance Co. Ltd. reinsures 100% of the international employee benefit plans of Caterpillar Inc. through retrocession agreements with other insurers. The employee benefits coverages include medical and accident coverages. which are reported under its Class 2 insurance license and life and disability coverages, which are reported under its Class B insurance license. The Bermuda Monetary Authority is responsible for monitoring compliance with solvency requirements and requires an Annual Financial Filing for this purpose.

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

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a Tennessee insurance agency licensed in all 50 states, the District of Columbia and Guam. It provides brokerage and insurance services for all property and casualty and life and health lines of business.

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

•Life, disability, medical and accident reinsurance for Caterpillar's international employee benefits program (non-U.S.).

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $30.4 billion at December 31, 2022 and $23.1 billion at December 31, 2021. Compared with year-end 2021, the order backlog increased for both the Energy & Transportation and Construction Industries segments, with the largest increase in Energy & Transportation. Of the total backlog at December 31, 2022, approximately $5.5 billion was not expected to be filled in 2023.

Dealers and Distributors

We distribute our machines principally through a worldwide organization of dealers (dealer network), 43 located in the United States and 113 located outside the United States, serving 192 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 88 distributors covering 185 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 110 distributors covering 109 countries.  We also sell some of the large, medium speed reciprocating engines under the MaK brand through a worldwide network of 20 distributors covering 130 countries.

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

Health and Safety

The health and safety of our employees is an important focus at Caterpillar, and we strive to continually reduce our recordable injuries. As part of this focus on health and safety, Caterpillar has established a peer-to-peer safety mentorship and education program for manufacturing new hires to accelerate acclimation to our safety culture in many global locations. In 2022, the Company achieved a recordable injury frequency rate of 0.44, compared to the 2021 recordable injury frequency rate of 0.41.

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

Diversity and Inclusion

We are committed to fostering a diverse workforce and an inclusive environment. Our strategic approach weaves diversity and inclusion seamlessly into the business, ensuring that the principles guide us in our daily operating rhythm. Our 14 Employee Resource Groups (ERGs), which are sponsored and supported by leadership, help ensure different voices and perspectives contribute to our strategy for long-term profitable growth. They also engage our employees, helping contribute to development and retention.

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

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2022, we employed about 109,100 full-time persons of whom approximately 60,900 were located outside the United States. In the United States, we employed approximately 48,200 full-time persons, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2022	2021
Inside U.S.	48,200	44,300
Outside U.S.	60,900	63,400
Total	109,100	107,700

By Region:
North America	48,700	44,700
EAME	16,900	17,600
Latin America	19,100	19,500
Asia/Pacific	24,400	25,900
Total	109,100	107,700

As of December 31, 2022, there were approximately 7,980 hourly production employees in the United States who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

The energy, transportation, and mining industries are significant adopters of Caterpillar products. In these industries customers are likely to base their purchase decisions upon expected future commodity dynamics, including price. Commodity prices, especially in the post-COVID period, have experienced frequent volatility. Volatility in these markets may be abrupt and unpredictable in response to global economic conditions, government actions, regulatory changes, supply/demand dynamics, innovation, and commodity substitutions among others. Economic conditions affecting the industries we serve may reduce capital expenditures in response to a variety of the aforementioned conditions. Reduction in these capital expenditures may lead to decreased demand for Caterpillar products and services as well as aftermarket parts as customers may choose to extend preventative maintenance and delay overhauls when possible.

The rates of infrastructure spending, commercial construction and housing starts also play a significant role in our results.  Our products are an integral component of these activities, and as these activities decrease, demand for our products and services may be significantly impacted, which could negatively impact our results.

Catastrophic events, including global pandemics such as the COVID-19 pandemic, could materially adversely affect our business, results of operations and/or financial condition.

The occurrence of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could adversely affect our employees, our systems, our ability to produce and distribute our products, and our reputation. For example, the COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may continue to impact all or portions of our workforce and operations and the operations of our customers, dealers and suppliers. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Current material and component shortages, logistics constraints and labor inefficiencies have limited and could continue to limit our ability to meet customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition.

The COVID-19 pandemic has significantly increased economic and customer demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere and has led to volatility in customer demand for the Company’s products and services and caused supply chain disruptions. Economic uncertainties could continue to affect customer demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

A catastrophic event resulting in the destruction or disruption of our workforce, our systems, our ability to produce and distribute our products, any of our data centers or our critical business or information technology systems could adversely affect our ability to conduct normal business operations and our operating results or cash flows. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.

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

We rely on suppliers to produce or secure material required for the manufacture of our products. Production challenges at suppliers (including suppliers of semiconductors), a disruption in deliveries to or from suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. On the other hand, in circumstances where demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional costs and our profitability may suffer. Additionally, we have experienced and expect to continue to experience transportation delays for parts, components and finished machines due to capacity constraints and congestion at ports throughout the globe although the situation has improved compared to recent periods. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations, if significant transportation delays interfere with deliveries, if we experience excess inventories or if we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

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

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others. Our business could be negatively impacted by adverse fluctuations in freight costs, fuel costs (e.g., diesel, bunker, jet), limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to numerous risks, including:

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
In addition, data we collect, store and process are subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation and the California Consumer Privacy Act, which may carry significant potential penalties for noncompliance.

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

The occurrence of one or more unexpected events, including war, acts of terrorism or violence, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Natural disasters, pandemic illness, such as COVID-19, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, and disruption and delay in the transport of our products to dealers, end-users and distribution centers.  Existing insurance coverage may not provide protection for all of the costs that may arise from such events.

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

Failure to maintain our credit ratings could increase our cost of borrowing and could adversely affect our cost of funds, liquidity, competitive position and access to capital markets.

Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to their respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  There can be no assurance that Caterpillar and Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies.  A downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect Caterpillar’s and Cat Financial’s liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

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

Continuing to meet Cat Financial's cash requirements over the long-term could require substantial liquidity and access to sources of funds, including capital and credit markets. Cat Financial has continued to maintain access to key global medium-term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing. If global economic conditions were to deteriorate, Cat Financial could face materially higher financing costs, become unable to access adequate funding to operate and grow its business and/or meet its debt service obligations as they mature. Cat Financial also could be required to draw upon contractually committed lending agreements and/or seek other funding sources. However, there can be no assurance that such agreements and other funding sources would be sufficient or even available under extreme market conditions. Any of these events could negatively impact Cat Financial’s business, as well as our and Cat Financial's results of operations and financial condition.

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

•Cat Financial’s ability to engage in routine funding transactions or to borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•As Cat Financial’s borrowing agreements are primarily with financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in financial markets.

Changes in interest rates or market liquidity conditions could adversely affect Cat Financial's and our earnings and/or cash flow.

Changes in interest rates and market liquidity conditions could have an adverse impact on Cat Financial's and our earnings and cash flows. While interest rates had remained at historically low levels in recent years, the Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that it expects continued increases in interest rates in 2023 and 2024 to combat rising inflation in the U.S. Because a significant number of the loans made by Cat Financial are made utilizing fixed interest rates, its business results are subject to fluctuations in interest rates. Certain loans made by Cat Financial and various financing extended to Cat Financial are made at variable rates that use LIBOR as a benchmark for establishing the interest rate.

LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Immediately following the LIBOR publication on December 31, 2021, ICE Benchmark Administration ("IBA") ceased the publication of all GBP, EUR, CHF and JPY LIBOR settings, as well as the one-week and two-month USD LIBOR tenors. On November 30, 2020, IBA, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of all other remaining USD LIBOR tenors on June 30, 2023. While the November 30 announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. There continue to be uncertainties regarding the transition from LIBOR, including but not limited to the need to renegotiate certain terms of our loan agreements with LIBOR as the referenced rate, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to LIBOR of the replacement reference rates.

The consequences of these developments cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to Cat Financial, as well as the revenue and expenses associated with those securities, loans and financial instruments. Cat Financial created a cross-functional team that assesses risk across multiple categories as it relates to the use of LIBOR in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. Other changes in market interest rates may influence Cat Financial’s borrowing costs and could reduce its and our earnings and cash flows, returns on financial investments and the valuation of derivative contracts. Cat Financial manages interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows. With respect to Insurance Services' investment activities, changes in the equity and bond markets could result in a decline in value of its investment portfolio, resulting in an unfavorable impact to earnings.

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

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. We use many assumptions in determining our future payment obligations under the plans. Significant adverse changes in credit or capital markets could result in actual rates of return on pension investments being materially lower than projected and result in increased contribution requirements. We may be required to make material contributions to our pension plans in the future and may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock or a combination of the foregoing, as permitted by applicable law. These factors could significantly increase our payment obligations under the plans, and as a result, adversely affect our business and overall financial condition.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Executive Officers of the Registrant.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
D. James Umpleby III (64)	Chairman of the Board (2018) and Chief Executive Officer (2017)	Group President (2013-2016)
Andrew R.J. Bonfield (60)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (53)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (56)	Group President (2016)	Vice President (2012-2016)
Joseph E. Creed (47)	Group President (2021)	Vice President, Oil & Gas and Marine Division (2019-2020), Interim Chief Financial Officer (2018), Vice President, Finance Services Division (2017), Group Chief Financial Officer, Energy and Transportation (2013-2016)
Anthony D. Fassino (52)	Group President (2021)	Vice President, Building Construction Products (2018-2020), Director of Worldwide Forestry Products (2016-2018)
Suzette M. Long (57)	Chief Legal Officer and General Counsel (2017)	Interim Executive Vice President, Law and Public Policy (2017), Deputy General Counsel (2013-2017)
Cheryl H. Johnson (62)	Chief Human Resources Officer (2017)	Executive Vice President of Human Resources for a global multi-industry aerospace, defense and industrial manufacturing company (2012-2017)
William E. Schaupp (51)	Vice President and Chief Accounting Officer (2022)	Finance Director, Global Finance Services Division (2021-2022), Vice President and Controller and Chief Accounting Officer of PPG Industries, Inc. (2018-2021), Assistant Controller and Acting Controller for PPG Industries, Inc. (2018), Director Corporate Audit Services for PPG Industries, Inc. (2017-2018)

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

Headquarters and Other Key Offices
Our corporate headquarters is in a leased office located in Irving, Texas. Our Financial Products business is headquartered in offices in Nashville, Tennessee. Additional key offices are located inside and outside the United States.

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

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Brazil: Campo Largo, Piracicaba
	Georgia: Athens	China: Suzhou, Wujiang, Xuzhou, Qingzhou
	Illinois: Decatur, East Peoria	France: Grenoble, Echirolles
	Kansas: Wamego	Hungary: Godollo
	Minnesota: Brooklyn Park	India: Hosur, Thiruvallur
	North Carolina: Clayton, Sanford	Italy: Minerbio, Cattolica
	Texas: Victoria	Japan: Akashi
Mexico: Torreon
Netherlands: Den Bosch
Poland: Janow, Sosnowiec
Russia: Tosno
Thailand: Rayong
United Kingdom: Desford, Stockton

Resource Industries	Illinois: Decatur, East Peoria	China: Qingzhou, Wuxi
	South Carolina: Sumter	Germany: Dortmund, Lunen
	Texas: Denison	India: Thiruvallur
	Wisconsin: South Milwaukee	Indonesia: Batam
Italy: Jesi
Mexico: Acuna, Monterrey, Reynosa
Russia: Tosno
Thailand: Rayong
United Kingdom: Peterlee

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Cardiff, Perth, Redbank, Revesby
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin, Patterson	China: Tianjin, Wuxi
	Illinois: East Peoria, Mossville, Mapleton, Pontiac	Czech Republic: Zatec, Zebrak
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Mayfield	India: Aurangabad, Hosur
	Oklahoma: Broken Arrow	Italy: Pistoria
	North Carolina: Winston-Salem	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, DeSoto, Fort Worth, Mabank, San Antonio, Schertz, Seguin, Sherman	United Kingdom: Larne, Peterborough, Sandiacre, South Queensferry, Springvale, Stafford, Wimborne

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

Number of Shareholders: Shareholders of record at the end of 2022 totaled 21,935, compared with 22,559 at the end of 2021.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2022

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2017, and reinvestment of dividends issued thereafter.

220
170
120
70
Dollars
2017
2018
2019
2020
2021
2022
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index

	2017	2018	2019	2020	2021	2022
Caterpillar Inc.	$100.00	$82.44	$98.53	$125.10	$145.06	$172.04
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Machinery	$100.00	$85.36	$111.22	$137.27	$164.94	$167.25

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2022, we had 28 employee stock purchase plans (the “EIP Plans”) administered outside the United States for our non-U.S. employees, which had approximately 13,000 active participants in the aggregate.  During the fourth quarter of 2022, approximately 71,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
October 1-31, 2022	3,944,442	$178.91	3,944,442	$13.014
November 1-30, 2022	482,300	$228.01	482,300	$12.904
December 1-31, 2022	448,257	$234.23	448,257	$12.799
Total	4,874,999	$188.85	4,874,999

1 In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. As of December 31, 2022, approximately $12.8 billion remained available under the 2022 Authorization.

2 In October, November and December of 2022, we repurchased 3.9 million, 0.5 million and 0.5 million shares respectively, for an aggregate of $921 million in open market transactions at an average price per share of $178.91, $228.01 and $234.23, respectively.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2022 Form 10-K.
Highlights for the full-year 2022 include:
•Sales and revenues for 2022 were $59.427 billion, an increase of $8.456 billion, or 17 percent, compared with $50.971 billion for 2021. Sales were higher across the three primary segments.
•Operating profit as a percent of sales and revenues was 13.3 percent in 2022, compared with 13.5 percent in 2021. Adjusted operating profit margin was 15.4 percent in 2022, compared with 13.7 percent in 2021.
•Profit per share for 2022 was $12.64, and excluding the items in the table below, adjusted profit per share was $13.84. Profit per share for 2021 was $11.83, and excluding the items in the table below, adjusted profit per share was $10.81.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 49.

	Full Year 2022		Full Year 2021
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit.............................................................................	$8,752	$12.64	$8,204	$11.83
Goodwill impairment.....................................................	925	1.68	—	—
Restructuring costs.......................................................	299	0.43	90	0.15
Mark-to-market (gains) losses......................................	(606)	(0.91)	(833)	(1.17)
Adjusted profit...............................................................	$9,370	$13.84	$7,461	$10.81

•Enterprise operating cash flow was $7.8 billion in 2022. Caterpillar ended 2022 with $7.0 billion of enterprise cash.
OVERVIEW
Our sales and revenues for 2022 were $59.427 billion, an increase of $8.456 billion, or 17 percent, compared with $50.971 billion for 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Australian dollar and Japanese yen. Profit per share was $12.64 in 2022, compared with profit per share of $11.83 in 2021. Profit was $6.705 billion in 2022, compared with $6.489 billion in 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs, a goodwill impairment charge, higher selling, general and administrative (SG&A) and research and development (R&D) expenses, lower mark-to-market gains for remeasurement of pension and other postemployment benefit (OPEB) plans and higher restructuring costs.
Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, we see positive momentum in 2023 for North America. We expect non-residential construction in North America to grow due to the positive impact of government-related infrastructure investments, healthy backlogs and rental replenishment. Residential construction continues to moderate due to tightening financial conditions but remains at a healthy level. In Asia Pacific, excluding China, we expect growth due to public infrastructure spending and supportive commodity prices. We expect continued weakness in China in the excavator industry above 10-tons, which we anticipate to remain below 2022 levels due to low construction activity. In EAME, business activity is expected to be about flat versus 2022 based on healthy backlogs and strong construction demand in the Middle East, offset by uncertain economic conditions in Europe. Construction activity in Latin America is expected to be flat to slightly down versus a strong 2022 performance.

In Resource Industries, we expect healthy mining demand to continue as commodity prices remain above investment thresholds; however, customers continue to remain capital disciplined. We anticipate production and utilization levels will remain elevated, and our autonomous solutions continue to gain momentum. We expect the continuation of high equipment utilization and a low level of parked trucks, which support future demand for our equipment and services. The energy transition is expected to support increased commodity demand, expanding our total addressable market and providing opportunities for profitable growth. In heavy construction and quarry and aggregates, we anticipate continued growth supported by infrastructure and major non-residential construction projects.
In Energy & Transportation, we expect sales growth due to strong order rates in most applications. In Oil & Gas, although customers remain disciplined, we are encouraged by continued strength in demand and order intake for the year. New equipment orders for Solar Turbines continue to be robust. Power Generation orders are expected to remain healthy, including data center strength. Industrial remains healthy with momentum continuing for 2023. In Rail, North America new locomotives are expected to remain muted. We anticipate strength in high-speed marine as customers continue to upgrade aging fleets.
Company Trends and Expectations
For the full-year 2023, we expect sales to increase compared to 2022, supported by favorable price realization. Although we expect stronger sales of equipment to end users in 2023, we do not anticipate a significant change in dealer inventory by year end. 2023 sales are expected to follow a more traditional seasonal pattern, with first quarter being the lowest of the year. Demand remains strong given the robust order backlog and improving supply chain dynamics. In addition, services momentum is expected to continue this year as we continue to execute our services growth strategy.
We expect sales to increase in the first quarter of 2023, compared to the first quarter of 2022, driven by favorable price realization and slightly stronger sales volume, which reflects higher sales of equipment to end users. We expect a seasonal build in dealer inventory in the first quarter of 2023. Sales should increase across the three primary segments in the first quarter of 2023, compared to the first quarter of 2022.
We expect operating profit to increase in 2023, compared to 2022. Pricing actions from 2022 will continue to impact 2023 and we will evaluate future actions as appropriate to offset inflationary pressures. We currently expect to see moderation of price realization and input cost inflation throughout 2023. Price realization is expected to more than offset manufacturing costs for 2023. Increases in SG&A/R&D expenses are expected to exceed the benefit of lower short-term incentive compensation expense in 2023 as we continue to invest in strategic initiatives such as services growth and technology, including digital, electrification and autonomy. We anticipate higher pension expense within other income (expense) in 2023, compared to 2022, due to higher interest costs from higher interest rates. This non-cash item is estimated to be just over $300 million for the full year, or about $80 million per quarter. Finally, the strengthening of the U.S. dollar in 2022 acted as a benefit to profit within other income (expense), which would not re-occur if the weakening we have seen in rates continues.
Global Business Conditions
We continue to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost and labor pressures. Areas of particular focus include certain components, transportation and raw materials. Transportation shortages have resulted in delays and increased costs. In addition, our suppliers are dealing with availability issues and freight delays, which could impact production in our facilities. Contingency plans have been developed and continue to be modified to minimize supply chain challenges that may impact our ability to meet increasing customer demand. We continue to assess the environment and are taking appropriate price actions in response to rising costs.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2022 Form 10-K.

Notes:
•Glossary of terms included on pages 35-37; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 49.
•Some amounts within this report are rounded to the millions or billions and may not add. In addition, the sum of the components reported across periods may not equal the total amount reported year-to-date due to rounding.

2022 COMPARED WITH 2021
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2021 (at left) and 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.
Total sales and revenues for 2022 were $59.427 billion, an increase of $8.456 billion, or 17 percent, compared with $50.971 billion in 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Australian dollar and Japanese yen. The increase in sales volume was driven by the impact from changes in dealer inventories, increased services and higher sales of equipment to end users. Dealers increased their inventories about $2.4 billion in 2022, compared to a decrease of about $100 million in 2021.
Sales were higher in the three primary segments.
North America sales increased 29 percent driven by favorable price realization, the impact from changes in dealer inventories, increased services and higher sales of equipment to end users. Dealers increased inventories during 2022, compared to a decrease during 2021.
Sales increased 33 percent in Latin America due to higher sales of equipment to end users, favorable price realization and the impact from changes in dealer inventories. Dealers increased inventories more during 2022 than during 2021.
EAME sales increased 6 percent due to favorable price realization, the impact from changes in dealer inventories and higher sales of equipment to end users, partially offset by unfavorable currency impacts related to the euro and British pound. Dealers increased inventories more during 2022 than during 2021.
Asia/Pacific sales increased 2 percent driven by favorable price realization, the impact from changes in dealer inventories and higher services, partially offset by lower sales of equipment to end users and unfavorable currency impacts related to the Australian dollar and Japanese yen. Dealers increased their inventories during 2022, compared to remaining about flat during 2021.
Dealers increased their inventories about $2.4 billion in 2022, compared to a decrease of about $100 million in 2021. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventories to be about flat in 2023 compared to 2022.

Sales and Revenues by Segment
(Millions of dollars)	2021	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2022	$ Change	% Change
Construction Industries	$22,106	$1,231	$2,633	$(731)	$30	$25,269	$3,163	14%
Resource Industries	9,810	1,372	1,333	(194)	(7)	12,314	2,504	26%
Energy & Transportation	20,287	1,972	1,216	(521)	798	23,752	3,465	17%
All Other Segment	511	3	4	(7)	(61)	450	(61)	(12%)
Corporate Items and Eliminations	(4,526)	82	(7)	—	(760)	(5,211)	(685)
Machinery, Energy & Transportation	48,188	4,660	5,179	(1,453)	—	56,574	8,386	17%

Financial Products Segment	3,073	—	—	—	180	3,253	180	6%
Corporate Items and Eliminations	(290)	—	—	—	(110)	(400)	(110)
Financial Products Revenues	2,783	—	—	—	70	2,853	70	3%

Consolidated Sales and Revenues	$50,971	$4,660	$5,179	$(1,453)	$70	$59,427	$8,456	17%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
2022
Construction Industries	$12,367	28%	$2,843	49%	$5,099	5%	$4,818	(13%)	$25,127		14%	$142	27%	$25,269	14%
Resource Industries	4,531	52%	1,840	7%	2,205	11%	3,437	23%	12,013		26%	301	(2%)	12,314	26%
Energy & Transportation	9,175	21%	1,784	45%	5,232	7%	3,146	8%	19,337		16%	4,415	22%	23,752	17%
All Other Segment	64	14%	2	—%	(66)	(467%)	145	110%	145		—%	305	(17%)	450	(12%)
Corporate Items and Eliminations	(29)		(1)		(5)		(13)		(48)			(5,163)		(5,211)
Machinery, Energy & Transportation	26,108	29%	6,468	33%	12,465	6%	11,533	2%	56,574		17%	—	—%	56,574	17%

Financial Products Segment	2,078	7%	348	31%	396	(1%)	431	(8%)	3,253	[1]	6%	—	—%	3,253	6%
Corporate Items and Eliminations	(205)		(78)		(47)		(70)		(400)			—		(400)
Financial Products Revenues	1,873	4%	270	26%	349	(5%)	361	(10%)	2,853		3%	—	—%	2,853	3%

Consolidated Sales and Revenues	$27,981	27%	$6,738	32%	$12,814	6%	$11,894	1%	$59,427		17%	$—	—%	$59,427	17%

2021
Construction Industries	$9,676		$1,913		$4,858		$5,547		$21,994			$112		$22,106
Resource Industries	2,987		1,724		1,987		2,804		9,502			308		9,810
Energy & Transportation	7,611		1,233		4,908		2,918		16,670			3,617		20,287
All Other Segment	56		2		18		69		145			366		511
Corporate Items and Eliminations	(106)		(1)		(1)		(15)		(123)			(4,403)		(4,526)
Machinery, Energy & Transportation	20,224		4,871		11,770		11,323		48,188			—		48,188

Financial Products Segment	1,935		265		402		471		3,073	[1]		—		3,073
Corporate Items and Eliminations	(136)		(50)		(35)		(69)		(290)			—		(290)
Financial Products Revenues	1,799		215		367		402		2,783			—		2,783

Consolidated Sales and Revenues	$22,023		$5,086		$12,137		$11,725		$50,971			$—		$50,971

[1] Includes revenues from Machinery, Energy & Transportation of $478 million and $351 million in 2022 and 2021, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between 2021 (at left) and 2022 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit was $7.904 billion in 2022, an increase of $1.026 billion, or 15 percent, compared with $6.878 billion in 2021. The increase was primarily due to favorable price realization and higher sales volume, partially offset by higher manufacturing costs, a goodwill impairment charge, higher SG&A/R&D expenses and higher restructuring costs.
Unfavorable manufacturing costs reflected higher material costs, freight and manufacturing inefficiencies. The increase in SG&A/R&D expenses was driven by investments aligned with the company's strategy for profitable growth, which included services growth and technology, such as digital, electrification and autonomy, as well as higher short-term incentive compensation expense.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for 2022 was about $1.4 billion, compared with $1.3 billion in 2021. For 2023, we expect short-term incentive compensation expense will be about $1.1 billion.
In 2022, the company took a goodwill impairment charge of $925 million and restructuring costs of $193 million related to the Rail division, both primarily non-cash items. $180 million of the total Rail restructuring costs were recognized in the fourth quarter of 2022. The goodwill impairment charge is related to a lower outlook for the company’s locomotive offerings. The restructuring costs were primarily related to write-downs in the value of inventory.
Operating profit margin was 13.3 percent in 2022, compared with 13.5 percent in 2021.

Profit (Loss) by Segment
(Millions of dollars)	2022	2021	$ Change	% Change
Construction Industries	$4,743	$3,732	$1,011	27%
Resource Industries	1,827	1,229	598	49%
Energy & Transportation	3,309	2,804	505	18%
All Other Segment	(11)	(14)	3	21%
Corporate Items and Eliminations	(2,435)	(1,388)	(1,047)
Machinery, Energy & Transportation	7,433	6,363	1,070	17%

Financial Products Segment	864	908	(44)	(5%)
Corporate Items and Eliminations	26	(92)	118
Financial Products	890	816	74	9%
Consolidating Adjustments	(419)	(301)	(118)
Consolidated Operating Profit	$7,904	$6,878	$1,026	15%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in 2022 was $443 million, compared with $488 million in 2021. The decrease was due to lower average debt outstanding during 2022, compared with 2021.
Other income (expense) in 2022 was income of $1.291 billion, compared with income of $1.814 billion in 2021. The change was primarily due to lower mark-to-market gains for remeasurement of OPEB plans, lower pension and OPEB income and unrealized losses on marketable securities, partially offset by higher investment and interest income.
•The provision for income taxes for 2022 reflected an annual effective tax rate of 23.2 percent, compared with 22.9 percent for 2021, excluding the discrete items discussed below.
On September 8, 2022, the company reached a settlement with the U.S. Internal Revenue Service (IRS) that resolves all issues for tax years 2007 through 2016, without any penalties. The company’s settlement includes, among other issues, the resolution of disputed tax treatment of profits earned by Caterpillar SARL (CSARL) from certain parts transactions. We vigorously contested the IRS’s application of the “substance-over-form” or “assignment-of-income” judicial doctrines and its proposed increases to tax and imposition of accuracy related penalties. The settlement does not include any increases to tax in the United States based on those judicial doctrines and does not include any penalties. The final tax assessed by the IRS for all issues under the settlement was $490 million for the ten-year period. This amount was primarily paid in 2022 along with the associated interest of $250 million. The settlement was within the total amount of gross unrecognized tax benefits for uncertain tax positions and enables us to avoid the costs and burdens of further disputes with the IRS. As a result of the settlement, we recorded a discrete tax benefit of $41 million in 2022 to reflect changes in estimates of prior years’ taxes and related interest, net of tax. We are subject to the continuous examination of our income tax returns by the IRS, and tax years 2017 to 2019 are currently under examination.
The provision for income taxes also included the following:
◦A tax charge of $124 million related to $606 million of pension and OPEB mark-to-market gains in 2022, compared to a $190 million tax charge related to $833 million of mark-to-market gains in 2021.
◦A tax benefit of $49 million to reflect other changes in estimates related to prior year’s U.S. taxes in 2022 compared to $36 million in 2021.
◦A tax benefit of $36 million related to the $925 million goodwill impairment charge in 2022.
◦A tax benefit of $33 million in 2022, compared with $63 million in 2021, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
◦A tax benefit of $38 million in 2021 to recognize U.S. capital losses.
Construction Industries
Construction Industries’ total sales were $25.269 billion in 2022, an increase of $3.163 billion, or 14 percent, compared with $22.106 billion in 2021. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by the impact from changes in dealer inventories and higher sales of aftermarket parts, partially offset by lower sales of equipment to end users. Dealers increased inventories during 2022, compared to remaining about flat in 2021.
•In North America, sales increased due to favorable price realization, the impact from changes in dealer inventories, higher sales of equipment to end users and higher sales of aftermarket parts. Dealers decreased inventories during 2021, compared with an increase during 2022.
•Sales increased in Latin America primarily due to higher sales of equipment to end users, favorable price realization and the impact from changes in dealer inventories. Dealers increased inventories more during 2022 than during 2021.
•In EAME, sales increased due to favorable price realization and the impact from changes in dealer inventories, partially offset by unfavorable currency impacts related to the euro. Dealers increased inventories more during 2022 than during 2021.
•Sales decreased in Asia/Pacific due to lower sales of equipment to end users and unfavorable currency impacts related to the Japanese yen and Australian dollar, partially offset by favorable price realization.

Construction Industries’ profit was $4.743 billion in 2022, an increase of $1.011 billion, or 27 percent, compared with $3.732 billion in 2021. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs, freight and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Construction Industries’ profit as a percent of total sales was 18.8 percent in 2022, compared with 16.9 percent in 2021.
Resource Industries
Resource Industries’ total sales were $12.314 billion in 2022, an increase of $2.504 billion, or 26 percent, compared with $9.810 billion in 2021. The increase was due to higher sales volume and favorable price realization. The increase in sales volume was driven by the impact from changes in dealer inventories, higher sales of equipment to end users and higher sales of aftermarket parts. Dealers increased inventories during 2022, compared with a decrease during 2021.
Resource Industries’ profit was $1.827 billion in 2022, an increase of $598 million, or 49 percent, compared with $1.229 billion in 2021. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs and freight. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Resource Industries’ profit as a percent of total sales was 14.8 percent for 2022, compared with 12.5 percent for 2021.
Energy & Transportation

Sales by Application
(Millions of dollars)	2022	2021	$ Change	% Change
Oil and Gas	$5,330	$4,460	$870	20%
Power Generation	4,940	4,292	648	15%
Industrial	4,426	3,612	814	23%
Transportation	4,641	4,306	335	8%
External Sales	19,337	16,670	2,667	16%
Inter-Segment	4,415	3,617	798	22%
Total Sales	$23,752	$20,287	$3,465	17%

Energy & Transportation’s total sales were $23.752 billion in 2022, an increase of $3.465 billion, or 17 percent, compared with $20.287 billion in 2021. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts related to the euro, British pound and Australian dollar.
•Oil and Gas – Sales increased due to higher sales of reciprocating engine aftermarket parts and engines used in well servicing and gas compression applications. Turbines and turbine-related services were about flat.
•Power Generation – Sales primarily increased in reciprocating engines and aftermarket parts.
•Industrial – Sales increased due to higher demand across all regions.
•Transportation – Sales increased primarily in reciprocating aftermarket parts and engines, mostly driven by marine applications. Rail services also increased.
Energy & Transportation’s profit was $3.309 billion in 2022, an increase of $505 million, or 18 percent, compared with $2.804 billion in 2021. Unfavorable manufacturing costs and higher SG&A/R&D expenses were more than offset by favorable price realization and higher sales volume. Unfavorable manufacturing costs largely reflected higher material costs, freight, period manufacturing costs and the impact of manufacturing inefficiencies. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 13.9 percent in 2022, compared with 13.8 percent in 2021.
Financial Products Segment
Financial Products’ segment revenues were $3.253 billion for the year ended December 31, 2022, an increase of $180 million, or 6 percent, compared with $3.073 billion for the year ended December 31, 2021. The increase was primarily due to higher average financing rates across all regions and a favorable impact from returned or repossessed equipment in North America.

Financial Products’ segment profit was $864 million for the year ended December 31, 2022, a decrease of $44 million, or 5 percent, compared with $908 million for the year ended December 31, 2021. The decrease was mainly due to an unfavorable impact from equity securities in Insurance Services, partially offset by a favorable impact from returned or repossessed equipment.
At the end of 2022, past dues at Cat Financial were 1.89 percent, compared with 1.95 percent at the end of 2021. Write-offs, net of recoveries, were $46 million for 2022, compared with $205 million for 2021. As of December 31, 2022, Cat Financial's allowance for credit losses totaled $346 million, or 1.29 percent of finance receivables, compared with $337 million, or 1.22 percent of finance receivables, at December 31, 2021.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $2.409 billion in 2022, an increase of $929 million from 2021, primarily driven by a goodwill impairment charge and higher restructuring costs, partially offset by favorable impacts of segment reporting methodology and a favorable change in fair value adjustments related to deferred compensation plans.
In 2022, the company took a goodwill impairment charge of $925 million and restructuring costs of $193 million related to the Rail division, both primarily non-cash items. $180 million of the total Rail restructuring costs were recognized in the fourth quarter of 2022. The goodwill impairment charge is related to a lower outlook for the company’s locomotive offerings. The restructuring costs were primarily related to write-downs in the value of inventory.
2021 COMPARED WITH 2020

For discussions related to the consolidated sales and revenue and consolidated operating profit between 2021 and 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 16, 2022 and hereby incorporated by reference.

RESTRUCTURING COSTS

On February 1, 2023, we closed on the divestiture of our Longwall business. As a result, we recorded a pre-tax loss of approximately $600 million, of which $494 million was related to the release of accumulated foreign currency translation associated with this divestiture. This loss, primarily non-cash, will be included in our first quarter 2023 restructuring costs and is subject to the finalization of post-closing procedures. In addition, we expect to incur about $100 million of restructuring costs in 2023 primarily related to strategic actions to address a small number of products.

We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Costs of goods sold and SG&A expenses of about $100 million in 2023 compared with 2022.

Additional information related to restructuring costs is included in Note 25 - "Restructuring Costs" of Part II, Item 8 "Financial Statements and Supplemental Data."

GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding goodwill impairment charges and restructuring income/costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding goodwill impairment charges, pension and OPEB mark-to-market gains/losses and restructuring income/costs.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2022, we had positive operating cash flow within both our ME&T and Financial Products' operations. On a consolidated basis, we ended 2022 with $7.00 billion of cash, a decrease of $2.25 billion from year-end 2021. In addition, ME&T has invested in available-for-sale debt securities that are considered highly liquid and are available for current operations. These securities are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position and were $1.48 billion at the end of December 31, 2022. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for 2022 was $7.77 billion, up $568 million compared to 2021. The increase was primarily due to higher profit before taxes adjusted for non-cash items and decreased working capital requirements. Within working capital, changes in receivables, customer advances and accrued expenses favorably impacted cash flow, but were partially offset by changes in accounts payable. Partially offsetting these items were higher payments for short-term incentive compensation in the first quarter of 2022 as well as higher cash taxes paid which includes payments related to settlements with the U.S. Internal Revenue Service.

Total debt as of December 31, 2022 was $36.99 billion, a decrease of $796 million from year-end 2021. Debt related to ME&T decreased $174 million in 2022. Debt related to Financial products decreased by $617 million due to portfolio funding requirements.

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2022 was $2.75 billion. Information on our Credit Facility is as follows:

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
At December 31, 2022, Caterpillar’s consolidated net worth was $15.93 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At December 31, 2022, Cat Financial’s covenant interest coverage ratio was 2.36 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2022, Cat Financial’s six-month covenant leverage ratio was 7.05 to 1 and year-end covenant leverage ratio was 7.21 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2022, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of December 31, 2022 were:

	December 31, 2022
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,649	158	3,491
Total credit lines available	14,149	2,908	11,241
Less: Commercial paper outstanding	(5,455)	—	(5,455)
Less: Utilized credit	(982)	(3)	(979)
Available credit	$7,712	$2,905	$4,807

The other consolidated credit lines with banks as of December 31, 2022 totaled $3.65 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Moody’s, Fitch and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

We facilitate voluntary supply chain finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the Programs and included in accounts payable in the Consolidated Statement of Financial Position were $862 million and $822 million at December 31, 2022 and December 31, 2021, respectively. The amounts settled through the Programs and paid to participating financial institutions were $5.4 billion and $4.1 billion in 2022 and 2021, respectively. We account for payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.

Material cash requirements for contractual obligations

We believe our balances of cash and cash equivalents of $7.00 billion and available-for-sale debt securities of $1.48 billion as of December 31, 2022, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflows related to postretirement benefit obligations, long-term debt and operating lease agreements. See Notes 12, 14 and 20, respectively, of Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

We have short-term obligations related to the purchase of goods and services made in the ordinary course of business. These consist of invoices received and recorded as liabilities as of December 31, 2022, but scheduled for payment in 2023 of $8.69 billion. In addition, we have contractual obligations for material and services on order at December 31, 2022, but not yet invoiced or delivered, of $7.64 billion.

We also have long-term contractual obligations primarily for logistics services agreements; systems support, software licenses and development contracts; information technology consulting contracts and outsourcing contracts for benefit plan administration. These obligations total $1.06 billion, with $537 million due in the next 12 months.

Machinery, Energy & Transportation

Net cash provided by operating activities was $6.36 billion in 2022, compared with $7.18 billion in 2021. The decrease was primarily due to payments for short-term incentive compensation in the first quarter of 2022, higher payments for taxes which includes payments related to settlements with the U.S. Internal Revenue Service and increased working capital requirements in 2022. Within working capital, changes in accounts payable unfavorably impacted cash flow but were partially offset by favorable changes in customer advances and accounts receivable. Partially offsetting these items were higher profit before taxes adjusted for non-cash items.

Net cash used for investing activities in 2022 was $1.81 billion, compared with net cash used of $1.23 billion in 2021. The change was primarily due to decreased activity related to intercompany lending with Financial Products and was partially offset by decreases in net investment activity.

Net cash used for financing activities during 2022 was $6.80 billion, compared with net cash used of $6.30 billion in 2021. The change was primarily due to higher share repurchases in 2022 and the absence of proceeds from debt issuance which occurred in 2021. These items were partially offset by lower repayments of maturing debt in 2022.

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

Operational excellence and commitments — Capital expenditures were $1.30 billion during 2022, compared to $1.13 billion in 2021. We expect ME&T’s capital expenditures in 2023 to be around $1.5 billion. We made $346 million of contributions to our pension and OPEB plans during 2022. In comparison, we made $340 million of contributions to our pension and OPEB plans in 2021. We expect to make approximately $372 million of contributions to our pension and OPEB plans in 2023.

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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In July 2018, the Board of Directors approved an authorization to repurchase up to $10.0 billion of Caterpillar common stock (the 2018 Authorization) effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022 with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving $70 million unutilized under the 2018 Authorization. In 2022, we repurchased $4.23 billion of Caterpillar common stock, with $12.8 billion remaining under the 2022 Authorization as of December 31, 2022. Caterpillar's basic shares outstanding as of December 31, 2022 were approximately 516 million.

Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In December 2022, the Board of Directors approved maintaining our quarterly dividend representing $1.20 per share and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.44 billion in 2022.

Financial Products

Financial Products operating cash flow was $1.52 billion in 2022, compared with $1.42 billion in 2021. Net cash used for investing activities was $356 million in 2022, compared with $1.40 billion used in 2021. The change was primarily due to portfolio related activity partially offset by lower proceeds from disposal of equipment. Net cash used for financing activities was $964 million in 2022, compared with net cash provided of $257 million in 2021. The change was primarily due to lower portfolio funding requirements.

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

Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third-party, in which case we may record a gain or a loss for the difference between the estimated residual value and the sale price.

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

At December 31, 2022, the aggregate residual value of equipment on operating leases was $1.71 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $80 million of additional annual depreciation expense.

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

Our annual impairment tests completed in the fourth quarter of 2022 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, with the exception of our Rail reporting unit.

The Rail reporting unit is a part of our Energy & Transportation segment. Rail’s product portfolio includes diesel-electric locomotives and other rail-related products and services. The annual impairment test completed in the fourth quarter of 2022 indicated that the fair value of Rail was below its carrying value. Accordingly, we recognized a goodwill impairment charge of $925 million, resulting in a full impairment of Rail’s goodwill balance as of October 1, 2022. There was a $36 million tax benefit associated with this impairment charge. The valuation of the Rail reporting unit was based on estimates of future cash flows, which assumed a reduced demand forecast, lower margins due to continued inflationary cost pressures, and a discount rate approximately 140 basis points higher than utilized in the prior year valuation. The reduction in the demand forecast in the fourth quarter of 2022 was primarily driven by fourth quarter commercial developments, resulting in a lower outlook for the Company’s locomotive offerings.

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

Product liability and insurance loss reserve – We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels. The amount of these reserves totaled $1.3 billion and $1.2 billion at December 31, 2022 and 2021, respectively. The majority of the balance in both 2022 and 2021 consisted of unearned insurance premiums.

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

•The expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our plan assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed income securities would lower the rate. A decrease in the rate would increase our expense. The expected return on plan assets is based on the fair value of plan asset allocations as of our measurement date, December 31.

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

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in certain actuarial assumptions on 2022 pension and OPEB costs and obligations are as follows:

	2022 Benefit Cost Increase (Decrease)		Year-end Benefit Obligation Increase (Decrease)
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension Benefits: [1]
Assumed discount rate	$101	$(131)	$(1,151)	$1,363
Expected long-term rate of return on plan assets	(167)	167	—	—
Non-U.S. Pension Benefits:
Assumed discount rate	17	(24)	(311)	380
Expected rate of compensation increase	5	(4)	28	(22)
Expected long-term rate of return on plan assets	(41)	41	—	—
Other Postretirement Benefits:
Assumed discount rate	9	(11)	(218)	254
Expected rate of compensation increase	—	—	1	(1)
Expected long-term rate of return on plan assets	(2)	2	—	—

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly the expected rate of compensation increase assumption is no longer applicable.

Actuarial Assumptions

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.4%	2.8%	2.4%	4.3%	1.8%	1.4%	5.4%	2.7%	2.3%
Rate of compensation increase [1]	—%	—%	—%	2.3%	2.0%	2.0%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	1.7%	1.4%	1.5%	2.8%	2.5%	3.2%
Discount rate used to measure interest cost	2.3%	1.8%	2.8%	1.7%	1.2%	1.7%	2.2%	1.6%	2.8%
Expected rate of return on plan assets	4.0%	4.2%	5.1%	3.1%	2.9%	3.3%	6.9%	6.5%	7.0%
Rate of compensation increase [1]	—%	—%	—%	2.0%	2.0%	2.0%	4.0%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							6.5%	5.6%	5.8%
Rate that the cost trend rate gradually declines to							4.7%	5.0%	5.0%
Year that the cost trend rate reaches ultimate rate							2030	2025	2025

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

See Note 12 - “Postemployment benefit plans” of Part II, Item 8 “Financial Statement and Supplemental Data” for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve – We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $1.6 billion and $1.4 billion at December 31, 2022 and 2021, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. We adjust the reserve if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is based on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables or the observable market price of the receivable.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

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

The table below summarizes the amounts of net periodic benefit cost recognized for 2022, 2021 and 2020, respectively, and includes expected cost for 2023.

(Millions of dollars)	2023 Expected		2022	2021	2020
U.S. Pension Benefits	$(33)		$(268)	$(388)	$(309)
Non-U.S. Pension Benefits	1		(10)	(19)	18
Other Postretirement Benefits	188		161	118	147
Mark-to-market loss (gain)	—	[1]	(606)	(833)	383
Total net periodic benefit cost (benefit)	$156		$(723)	$(1,122)	$239

1 Expected net periodic benefit cost (benefit) does not include an estimate for mark-to-market gains or losses.

•Expected increase in expense in 2023 compared to 2022 - Excluding the impact of mark-to-market gains and losses, our net periodic benefit cost is expected to increase $273 million in 2023. This expected increase is primarily due to higher interest cost in 2023 as a result of higher discount rates at year-end 2022 (U.S. pension plans discount rate for 2023 interest cost is 5.2 percent compared to 2.3 percent for 2022) which is partially offset by higher expected return on plan assets in 2023 (U.S. pension plans expected return on plans assets is 5.8 percent for 2023 compared to 4.0 percent in 2022).
•Increase in expense in 2022 compared to 2021 - Primarily due to lower mark-to-market gains in 2022 compared to 2021 and higher interest cost in 2022 as a result of higher discount rates at year-end 2021.
•Decrease in expense in 2021 compared to 2020 - Primarily due to mark-to-market gains in 2021 compared to mark-to-market losses in 2020 and lower interest cost in 2021 as a result of lower discount rates at year-end 2020.
The primary factors that resulted in mark-to-market losses (gains) for 2022, 2021 and 2020 are described below. We include the net mark-to-market losses (gains) in Other income (expense) in the Results of Operations.

•2022 net mark-to-market gain of $606 million - Primarily due to higher discount rates at the end of 2022 compared to the end of 2021. This was partially offset by a lower actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual loss rate of (22.6) percent compared to an expected rate of return of 4.0 percent).
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

SENSITIVITY

Foreign Exchange Rate Sensitivity

ME&T operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. Based on the anticipated and firmly committed cash inflow and outflow for our ME&T operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2023 cash flow for our ME&T operations by approximately $98 million. Last year similar assumptions and calculations yielded a potential $89 million adverse impact on 2022 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Australian dollar, Chinese yuan, Mexican peso, Indian rupee and Euro.

Interest Rate Sensitivity

For our ME&T operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2023 pre-tax earnings of ME&T. Last year, similar assumptions and calculations yielded a minimal impact to 2022 pre-tax earnings.

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

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2022 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2023 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2022 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of three significant items in order for our results to be meaningful to our readers. These items consist of (i) goodwill impairment, (ii) restructuring costs and (iii) pension and OPEB mark-to-market (gains) losses resulting from plan remeasurements. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aid with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Twelve Months Ended December 31, 2022 - U.S. GAAP	$7,904	13.3%	$8,752	$2,067	23.6%	$6,705	$12.64
Goodwill impairment	925	1.6%	925	36	3.9%	889	1.68
Restructuring costs	299	0.5%	299	72	24.0%	227	0.43
Pension/OPEB mark-to-market (gains) losses	$—	—%	(606)	(124)	20.5%	(482)	(0.91)
Twelve Months Ended December 31, 2022 - Adjusted	$9,128	15.4%	$9,370	$2,051	21.9%	$7,339	$13.84

Twelve Months Ended December 31, 2021 - U.S. GAAP	$6,878	13.5%	$8,204	$1,742	21.2%	$6,489	$11.83
Restructuring costs	90	0.2%	90	4	4.4%	86	$0.15
Pension/OPEB mark-to-market (gains) losses	—	—%	(833)	(190)	22.8%	(643)	$(1.17)
Twelve Months Ended December 31, 2021 - Adjusted	$6,968	13.7%	$7,461	$1,556	20.9%	$5,932	$10.81

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Twelve Months Ended December 31,
	2022	2021
ME&T net cash provided by operating activities [1]	$6,358	$7,177
ME&T discretionary pension contributions	—	—
ME&T capital expenditures	(1,298)	(1,129)
Cash payments related to settlements with the U.S. Internal Revenue Service	717	—
ME&T free cash flow	$5,777	$6,048
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on page 53.

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

Pages 51 to 53 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to current year presentation.

Supplemental Data for Results of Operations
For The Years Ended December 31
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation			Financial Products			Consolidating Adjustments
(Millions of dollars)	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022		2021		2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$56,574	$48,188	$39,022	$56,574	$48,188	$39,022	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	2,853	2,783	2,726	—	—	—	3,376	3,172	3,110	(523)	1	(389)	1	(384)	1
Total sales and revenues	59,427	50,971	41,748	56,574	48,188	39,022	3,376	3,172	3,110	(523)		(389)		(384)

Operating costs:
Cost of goods sold	41,350	35,513	29,082	41,356	35,521	29,088	—	—	—	(6)	2	(8)	2	(6)	2
Selling, general and administrative expenses	5,651	5,365	4,642	4,999	4,724	3,915	672	654	746	(20)	2	(13)	2	(19)	2
Research and development expenses	1,814	1,686	1,415	1,814	1,686	1,415	—	—	—	—		—		—
Interest expense of Financial Products	565	455	589	—	—	—	565	455	591	—		—		(2)	3
Goodwill impairment charge	925	—	—	925	—	—	—	—	—	—		—		—
Other operating (income) expenses	1,218	1,074	1,467	47	(106)	283	1,249	1,247	1,236	(78)	2	(67)	2	(52)	2
Total operating costs	51,523	44,093	37,195	49,141	41,825	34,701	2,486	2,356	2,573	(104)		(88)		(79)
Operating profit	7,904	6,878	4,553	7,433	6,363	4,321	890	816	537	(419)		(301)		(305)
Interest expense excluding Financial Products	443	488	514	444	488	513	—	—	—	(1)	3	—		1	3
Other income (expense)	1,291	1,814	(44)	1,374	2,276	(62)	(26)	87	32	(57)	4	(549)	4	(14)	4

Consolidated profit before taxes	8,752	8,204	3,995	8,363	8,151	3,746	864	903	569	(475)		(850)		(320)
Provision (benefit) for income taxes	2,067	1,742	1,006	1,858	1,517	853	209	225	153	—		—		—
Profit of consolidated companies	6,685	6,462	2,989	6,505	6,634	2,893	655	678	416	(475)		(850)		(320)
Equity in profit (loss) of unconsolidated affiliated companies	19	31	14	26	42	29	—	—	—	(7)	5	(11)	5	(15)	5

Profit of consolidated and affiliated companies	6,704	6,493	3,003	6,531	6,676	2,922	655	678	416	(482)		(861)		(335)

Less: Profit (loss) attributable to noncontrolling interests	(1)	4	5	(1)	3	5	7	12	15	(7)	6	(11)	6	(15)	6

Profit [7]	$6,705	$6,489	$2,998	$6,532	$6,673	$2,917	$648	$666	$401	$(475)		$(850)		$(320)

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
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Supplemental Data for Financial Position
At December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2022	2021	2022	2021	2022	2021	2022		2021
Assets
Current assets:
Cash and cash equivalents	$7,004	$9,254	$6,042	$8,428	$962	$826	$—		$—
Receivables - trade and other	8,856	8,477	3,710	3,279	519	435	4,627	1,2	4,763	1,2
Receivables - finance	9,013	8,898	—	—	13,902	13,828	(4,889)	2	(4,930)	2
Prepaid expenses and other current assets	2,642	2,788	2,488	2,567	290	358	(136)	3	(137)	3
Inventories	16,270	14,038	16,270	14,038	—	—	—		—
Total current assets	43,785	43,455	28,510	28,312	15,673	15,447	(398)		(304)

Property, plant and equipment - net	12,028	12,090	8,186	8,172	3,842	3,918	—		—
Long-term receivables - trade and other	1,265	1,204	418	375	339	204	508	1,2	625	1,2
Long-term receivables - finance	12,013	12,707	—	—	12,552	13,358	(539)	2	(651)	2
Noncurrent deferred and refundable income taxes	2,213	1,840	2,755	2,396	115	105	(657)	4	(661)	4
Intangible assets	758	1,042	758	1,042	—	—	—		—
Goodwill	5,288	6,324	5,288	6,324	—	—	—		—
Other assets	4,593	4,131	3,882	3,388	1,892	1,952	(1,181)	5	(1,209)	5
Total assets	$81,943	$82,793	$49,797	$50,009	$34,413	$34,984	$(2,267)		$(2,200)

Liabilities
Current liabilities:
Short-term borrowings	$5,957	$5,404	$3	$9	$5,954	$5,395	$—		$—
Accounts payable	8,689	8,154	8,657	8,079	294	242	(262)	6	(167)	6
Accrued expenses	4,080	3,757	3,687	3,385	393	372	—		—
Accrued wages, salaries and employee benefits	2,313	2,242	2,264	2,186	49	56	—		—
Customer advances	1,860	1,087	1,860	1,086	—	1	—		—
Dividends payable	620	595	620	595	—	—	—		—
Other current liabilities	2,690	2,256	2,215	1,773	635	642	(160)	4,7	(159)	4,7
Long-term debt due within one year	5,322	6,352	120	45	5,202	6,307	—		—
Total current liabilities	31,531	29,847	19,426	17,158	12,527	13,015	(422)		(326)

Long-term debt due after one year	25,714	26,033	9,529	9,772	16,216	16,287	(31)	8	(26)	8
Liability for postemployment benefits	4,203	5,592	4,203	5,592	—	—	—		—
Other liabilities	4,604	4,805	3,677	4,106	1,638	1,425	(711)	4	(726)	4
Total liabilities	66,052	66,277	36,835	36,628	30,381	30,727	(1,164)		(1,078)
Commitments and contingencies
Shareholders’ equity
Common stock	6,560	6,398	6,560	6,398	905	919	(905)	9	(919)	9
Treasury stock	(31,748)	(27,643)	(31,748)	(27,643)	—	—	—		—
Profit employed in the business	43,514	39,282	39,435	35,390	4,068	3,881	11	9	11	9
Accumulated other comprehensive income (loss)	(2,457)	(1,553)	(1,310)	(799)	(1,147)	(754)	—		—
Noncontrolling interests	22	32	25	35	206	211	(209)	9	(214)	9
Total shareholders’ equity	15,891	16,516	12,962	13,381	4,032	4,257	(1,103)		(1,122)
Total liabilities and shareholders’ equity	$81,943	$82,793	$49,797	$50,009	$34,413	$34,984	$(2,267)		$(2,200)

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
6Elimination of payables between ME&T and Financial Products.
7Elimination of prepaid insurance in Financial Products’ other liabilities.
8Elimination of debt between ME&T and Financial Products.
9Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2022	2021	2022	2021	2022	2021	2022		2021
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$6,704	$6,493	$6,531	$6,676	$655	$678	$(482)	[1,5]	$(861)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	2,219	2,352	1,439	1,550	780	802	—		—
Actuarial (gain) loss on pension and postretirement benefits	(606)	(833)	(606)	(833)	—	—	—		—
Provision (benefit) for deferred income taxes	(377)	(383)	(368)	(329)	(9)	(54)	—		—
Goodwill impairment charge	925	—	925	—	—	—	—		—
Other	701	216	452	131	(205)	(209)	454	[2]	294	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(220)	(1,259)	(390)	(463)	143	47	27	[2,3]	(843)	[2,3]
Inventories	(2,589)	(2,586)	(2,572)	(2,581)	—	—	(17)	[2]	(5)	[2]
Accounts payable	798	2,041	811	2,015	82	49	(95)	[2]	(23)	[2]
Accrued expenses	317	196	274	288	43	(92)	—		—
Accrued wages, salaries and employee benefits	90	1,107	97	1,066	(7)	41	—		—
Customer advances	768	34	769	33	(1)	1	—		—
Other assets—net	(210)	(97)	(183)	(200)	(35)	25	8	[2]	78	[2]
Other liabilities—net	(754)	(83)	(821)	(176)	71	132	(4)	[2]	(39)	[2]
Net cash provided by (used for) operating activities	7,766	7,198	6,358	7,177	1,517	1,420	(109)		(1,399)

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(1,296)	(1,093)	(1,279)	(1,088)	(20)	(16)	3	[2]	11	[2]
Expenditures for equipment leased to others	(1,303)	(1,379)	(19)	(41)	(1,310)	(1,347)	26	[2]	9	[2]
Proceeds from disposals of leased assets and property, plant and equipment	830	1,265	78	186	764	1,095	(12)	[2]	(16)	[2]
Additions to finance receivables	(13,239)	(13,002)	—	—	(14,223)	(13,845)	984	[3]	843	[3]
Collections of finance receivables	13,177	12,430	—	—	14,052	13,337	(875)	[3]	(907)	[3]
Net intercompany purchased receivables	—	—	—	—	492	(609)	(492)	[3]	609	[3]
Proceeds from sale of finance receivables	57	51	—	—	57	51	—		—
Net intercompany borrowings	—	—	—	1,000	9	5	(9)	[4]	(1,005)	[4]
Investments and acquisitions (net of cash acquired)	(88)	(490)	(88)	(490)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	1	36	1	36	—	—	—		—
Proceeds from sale of securities	2,383	785	1,948	274	435	511	—		—
Investments in securities	(3,077)	(1,766)	(2,549)	(1,189)	(528)	(577)	—		—
Other—net	14	79	98	81	(84)	(2)	—		—
Net cash provided by (used for) investing activities	(2,541)	(3,084)	(1,810)	(1,231)	(356)	(1,397)	(375)		(456)

Cash flow from financing activities:
Dividends paid	(2,440)	(2,332)	(2,440)	(2,332)	(475)	(850)	475	[5]	850	[5]
Common stock issued, including treasury shares reissued	51	135	51	135	—	—	—		—
Common shares repurchased	(4,230)	(2,668)	(4,230)	(2,668)	—	—	—		—
Net intercompany borrowings	—	—	(9)	(5)	—	(1,000)	9	[4]	1,005	[4]
Proceeds from debt issued (original maturities greater than three months)	6,674	6,989	—	494	6,674	6,495	—		—
Payments on debt (original maturities greater than three months)	(7,728)	(9,796)	(25)	(1,919)	(7,703)	(7,877)	—		—
Short-term borrowings - net (original maturities three months or less)	402	3,488	(138)	(1)	540	3,489	—		—
Other—net	(10)	(4)	(10)	(4)	—	—	—		—
Net cash provided by (used for) financing activities	(7,281)	(4,188)	(6,801)	(6,300)	(964)	257	484		1,855
Effect of exchange rate changes on cash	(194)	(29)	(131)	(35)	(63)	6	—		—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,250)	(103)	(2,384)	(389)	134	286	—		—
Cash, cash equivalents and restricted cash at beginning of period	9,263	9,366	8,433	8,822	830	544	—		—
Cash, cash equivalents and restricted cash at end of period	$7,013	$9,263	$6,049	$8,433	$964	$830	$—		$—

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2022, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 56-57.

/s/ D. James Umpleby III
D. James Umpleby III
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of results of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flow for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Caterpillar SARL (“CSARL”) Internal Revenue Services (“IRS”) Settlement

As described in Note 6 to the consolidated financial statements, on September 8, 2022, management reached a settlement with the IRS that resolved all issues for tax years 2007 through 2016, without any penalties. The Company's settlement includes, among other issues, the resolution of disputed tax treatment of profits earned by CSARL from certain parts transactions. The IRS previously proposed increases to tax and imposition of accuracy related penalties based on application of the “substance-over-form” or “assignment-of-income” judicial doctrines, but the settlement did not include any increases to tax in the United States based on the judicial doctrines and does not include any penalties. The final tax assessed by the IRS for all issues under the settlement was $490 million for the ten-year period. This amount was primarily paid in 2022 along with associated interest of $250 million. As a result of the settlement, the Company recorded a discrete tax benefit of $41 million within the provision (benefit) for income taxes of $2,067 million for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to the CSARL IRS settlement is a critical audit matter are (i) the significant judgment by management in evaluating the impact of the settlement on income taxes; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the settlement; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others (i) reading the settlement documents; (ii) evaluating management’s process for determining the impact of the settlement to tax years 2007-2016; and (iii) evaluating management’s assessment of other impacts of the settlement, including the amount of interest owed to the IRS. Professionals with specialized skill and knowledge were used to assist in evaluating the applicable tax laws and judicial doctrines related to the settlement, as well as changes in relevant tax regulations, rulings, and case law.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2023
We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31
(Dollars in millions except per share data)
	2022	2021	2020
Sales and revenues:
Sales of Machinery, Energy & Transportation	$56,574	$48,188	$39,022
Revenues of Financial Products	2,853	2,783	2,726
Total sales and revenues	59,427	50,971	41,748

Operating costs:
Cost of goods sold	41,350	35,513	29,082
Selling, general and administrative expenses	5,651	5,365	4,642
Research and development expenses	1,814	1,686	1,415
Interest expense of Financial Products	565	455	589
Goodwill impairment charge	925	—	—
Other operating (income) expenses	1,218	1,074	1,467
Total operating costs	51,523	44,093	37,195

Operating profit	7,904	6,878	4,553

Interest expense excluding Financial Products	443	488	514
Other income (expense)	1,291	1,814	(44)

Consolidated profit before taxes	8,752	8,204	3,995

Provision (benefit) for income taxes	2,067	1,742	1,006
Profit of consolidated companies	6,685	6,462	2,989

Equity in profit (loss) of unconsolidated affiliated companies	19	31	14

Profit of consolidated and affiliated companies	6,704	6,493	3,003

Less: Profit (loss) attributable to noncontrolling interests	(1)	4	5

Profit [1]	$6,705	$6,489	$2,998

Profit per common share	$12.72	$11.93	$5.51
Profit per common share — diluted [2]	$12.64	$11.83	$5.46

Weighted-average common shares outstanding (millions)
- Basic	526.9	544.0	544.1
- Diluted [2]	530.4	548.5	548.6

1    Profit attributable to common shareholders.
2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31
(Millions of dollars)
	2022	2021	2020

Profit (loss) of consolidated and affiliated companies	$6,704	$6,493	$3,003
Other comprehensive income (loss), net of tax (Note 17):
Foreign currency translation:	(820)	(598)	577
Pension and other postretirement benefits:	23	(30)	(29)
Derivative financial instruments:	31	(3)	97
Available-for-sale securities:	(138)	(34)	34

Total other comprehensive income (loss), net of tax	(904)	(665)	679
Comprehensive income (loss)	5,800	5,828	3,682
Less: comprehensive income attributable to the noncontrolling interests	(1)	4	5
Comprehensive income (loss) attributable to shareholders	$5,801	$5,824	$3,677

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31
(Dollars in millions)
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,004	$9,254
Receivables – trade and other	8,856	8,477
Receivables – finance	9,013	8,898
Prepaid expenses and other current assets	2,642	2,788
Inventories	16,270	14,038
Total current assets	43,785	43,455

Property, plant and equipment – net	12,028	12,090
Long-term receivables – trade and other	1,265	1,204
Long-term receivables – finance	12,013	12,707
Noncurrent deferred and refundable income taxes	2,213	1,840
Intangible assets	758	1,042
Goodwill	5,288	6,324
Other assets	4,593	4,131
Total assets	$81,943	$82,793

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$3	$9
Financial Products	5,954	5,395
Accounts payable	8,689	8,154
Accrued expenses	4,080	3,757
Accrued wages, salaries and employee benefits	2,313	2,242
Customer advances	1,860	1,087
Dividends payable	620	595
Other current liabilities	2,690	2,256
Long-term debt due within one year:
Machinery, Energy & Transportation	120	45
Financial Products	5,202	6,307
Total current liabilities	31,531	29,847
Long-term debt due after one year:
Machinery, Energy & Transportation	9,498	9,746
Financial Products	16,216	16,287
Liability for postemployment benefits	4,203	5,592
Other liabilities	4,604	4,805
Total liabilities	66,052	66,277
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2022 and 2021 – 814,894,624 shares) at paid-in amount	6,560	6,398
Treasury stock: (2022 - 298,549,134 shares; and 2021 - 279,006,573 shares) at cost	(31,748)	(27,643)
Profit employed in the business	43,514	39,282
Accumulated other comprehensive income (loss)	(2,457)	(1,553)
Noncontrolling interests	22	32
Total shareholders’ equity	15,891	16,516
Total liabilities and shareholders’ equity	$81,943	$82,793

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2019	$5,935	$(24,217)	$34,437	$(1,567)	$41	$14,629
Adjustments to adopt new accounting guidance
Credit losses	—	—	(25)	—	—	(25)
Balance at January 1, 2020	$5,935	$(24,217)	$34,412	$(1,567)	$41	$14,604
Profit (loss) of consolidated and affiliated companies	—	—	2,998	—	5	3,003
Foreign currency translation, net of tax	—	—	—	577	—	577
Pension and other postretirement benefits, net of tax	—	—	—	(29)	—	(29)
Derivative financial instruments, net of tax	—	—	—	97	—	97
Available-for-sale securities, net of tax	—	—	—	34	—	34
Dividends declared	—	—	(2,247)	—	—	(2,247)
Distribution to noncontrolling interests	—	—	—	—	—	—
Common shares issued from treasury stock for stock-based compensation: 5,317,243	(61)	290	—	—	—	229
Stock-based compensation expense	202	—	—	—	—	202
Common shares repurchased: 10,096,006	—	(1,250)	—	—	—	(1,250)
Other	154	(1)	4	—	1	158
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit (loss) of consolidated and affiliated companies	—	—	6,489	—	4	6,493
Foreign currency translation, net of tax	—	—	—	(598)	—	(598)
Pension and other postretirement benefits, net of tax	—	—	—	(30)	—	(30)
Derivative financial instruments, net of tax	—	—	—	(3)	—	(3)
Available-for-sale securities, net of tax	—	—	—	(34)	—	(34)
Change in ownership from noncontrolling interests	—	—	—	—	(14)	(14)
Dividends declared	—	—	(2,374)	—	—	(2,374)
Distribution to noncontrolling interests	—	—	—	—	(4)	(4)
Common shares issued from treasury stock for stock-based compensation: 3,571,503	(68)	203	—	—	—	135
Stock-based compensation expense	200	—	—	—	—	200
Common shares repurchased: 12,987,299	—	(2,668)	—	—	—	(2,668)
Other	36	—	—	—	(1)	35
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit (loss) of consolidated and affiliated companies	—	—	6,705	—	(1)	6,704
Foreign currency translation, net of tax	—	—	—	(820)	—	(820)
Pension and other postretirement benefits, net of tax	—	—	—	23	—	23
Derivative financial instruments, net of tax	—	—	—	31	—	31
Available-for-sale securities, net of tax	—	—	—	(138)	—	(138)
Change in ownership from noncontrolling interests	—	—	—	—	—	—
Dividends declared [1]	—	—	(2,473)	—	—	(2,473)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 2,340,887	(74)	125	—	—	—	51
Stock-based compensation expense	193	—	—	—	—	193
Common shares repurchased: 21,882,818 [2]	—	(4,230)	—	—	—	(4,230)
Other	43	—	—	—	1	44
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891

1Dividends per share of common stock of $4.71, $4.36 and $4.12 were declared in the years ended December 31, 2022, 2021 and 2020, respectively.
2See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31
(Millions of dollars)
	2022	2021	2020
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$6,704	$6,493	$3,003
Adjustments for non-cash items:
Depreciation and amortization	2,219	2,352	2,432
Actuarial (gain) loss on pension and postretirement benefits	(606)	(833)	383
Provision (benefit) for deferred income taxes	(377)	(383)	(74)
Goodwill impairment charge	925	—	—
Other	701	216	1,000
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(220)	(1,259)	1,442
Inventories	(2,589)	(2,586)	(34)
Accounts payable	798	2,041	98
Accrued expenses	317	196	(366)
Accrued wages, salaries and employee benefits	90	1,107	(544)
Customer advances	768	34	(126)
Other assets – net	(210)	(97)	(201)
Other liabilities – net	(754)	(83)	(686)
Net cash provided by (used for) operating activities	7,766	7,198	6,327

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,296)	(1,093)	(978)
Expenditures for equipment leased to others	(1,303)	(1,379)	(1,137)
Proceeds from disposals of leased assets and property, plant and equipment	830	1,265	772
Additions to finance receivables	(13,239)	(13,002)	(12,385)
Collections of finance receivables	13,177	12,430	12,646
Proceeds from sale of finance receivables	57	51	42
Investments and acquisitions (net of cash acquired)	(88)	(490)	(111)
Proceeds from sale of businesses and investments (net of cash sold)	1	36	25
Proceeds from sale of securities	2,383	785	345
Investments in securities	(3,077)	(1,766)	(638)
Other – net	14	79	(66)
Net cash provided by (used for) investing activities	(2,541)	(3,084)	(1,485)

Cash flow from financing activities:
Dividends paid	(2,440)	(2,332)	(2,243)
Common stock issued, including treasury shares reissued	51	135	229
Common shares repurchased	(4,230)	(2,668)	(1,130)
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	—	494	1,991
- Financial Products	6,674	6,495	8,440
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(25)	(1,919)	(26)
- Financial Products	(7,703)	(7,877)	(8,211)
Short-term borrowings – net (original maturities three months or less)	402	3,488	(2,804)
Other – net	(10)	(4)	(1)
Net cash provided by (used for) financing activities	(7,281)	(4,188)	(3,755)
Effect of exchange rate changes on cash	(194)	(29)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,250)	(103)	1,074
Cash, cash equivalents and restricted cash at beginning of period	9,263	9,366	8,292
Cash, cash equivalents and restricted cash at end of period	$7,013	$9,263	$9,366
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

We distribute our machines principally through a worldwide organization of dealers (dealer network), 43 located in the United States and 113 located outside the United States, serving 192 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 88 distributors covering 185 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 110 distributors covering 109 countries.  We also sell some of the large, medium speed reciprocating engines under the MaK brand through a worldwide network of 20 distributors covering 130 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. We sell some products, primarily turbines and locomotives, to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

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

Cat Financial has end-user customers and dealers that are VIEs of which we are not the primary beneficiary. Our maximum exposure to loss from our involvement with these VIEs is limited to the credit risk inherently present in the financial support that we have provided. Credit risk was evaluated and reflected in our financial statements as part of our overall portfolio of finance receivables and related allowance for credit losses.

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

Prepaid expenses and other current assets in Statement 3 primarily include investments in debt and equity securities, prepaid insurance, contract assets, right of return assets, prepaid and refundable income taxes, assets held for sale, core to be returned for remanufacturing, restricted cash and other short-term investments.

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

C.     Inventories

We state inventories at the lower of cost or net realizable value. We principally determine cost using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 65 percent and 60 percent of total inventories at December 31, 2022 and 2021, respectively.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $3,321 million and $2,599 million higher than reported at December 31, 2022 and 2021, respectively.

D.    Depreciation and amortization

We compute depreciation of plant and equipment principally using accelerated methods. We compute depreciation on equipment leased to others, primarily for Financial Products, using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2022, 2021 and 2020, Cat Financial depreciation on equipment leased to others was $718 million, $755 million and $758 million, respectively, which we include in Other operating (income) expenses in Statement 1. In 2022, 2021 and 2020, consolidated depreciation expense was $1,937 million, $2,050 million and $2,122 million, respectively. We compute amortization of purchased finite-lived intangibles principally using the straight-line method, generally not to exceed a period of 20 years.

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

B. Accounting standards issued but not yet adopted

We consider the applicability and impact of all ASUs. We assessed ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

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

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer's purchase of inventory. See Note 7 for further information. We recognize trade receivables from dealers and end users in Receivables - trade and other and Long-term receivables trade and other in Statement 3. Trade receivables from dealers and end users were $7,551 million, $7,267 million and $6,310 million as of December 31, 2022, 2021 and 2020, respectively. Long-term trade receivables from dealers and end users were $506 million, $624 million and $657 million as of December 31, 2022, 2021 and 2020, respectively.

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When we make a sale to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. Our allowance for credit losses is not significant for ME&T receivables.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized prior to invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in Statement 3. Contract assets were $247 million, $187 million and $187 million as of December 31, 2022, 2021 and 2020, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in Statement 3. Contract liabilities were $2,314 million, $1,557 million and $1,526 million as of December 31, 2022, 2021 and 2020, respectively. We reduce the contract liability when we recognize revenue. During 2022, we recognized $902 million of revenue that was recorded as a contract liability at the beginning of 2022. During 2021, we recognized $903 million of revenue that was recorded as a contract liability at the beginning of 2021.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2022, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $12.2 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following December 31, 2022. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

B. Revenues of Financial Products

Revenues of Financial Products are generated primarily from finance revenue on finance receivables and rental payments on operating leases. We record finance revenue over the life of the related finance receivables using the interest method, including the accretion of certain direct origination costs that are deferred. We recognize revenue from rental payments received on operating leases on a straight-line basis over the term of the lease.

We suspend recognition of finance revenue and operating lease revenue and place the account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). We resume recognition of revenue, and recognize previously suspended income, when we consider collection of remaining amounts to be probable. We write off interest earned but uncollected prior to the receivables being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible. See Note 7 for more information.

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

Common stock issued from Treasury stock under the plans totaled 2,340,887 for 2022, 3,571,503 for 2021 and 5,317,243 for 2020. The total number of shares authorized for equity awards under the amended and restated Caterpillar Inc. 2014 Long-Term Incentive Plan is 74,800,000, of which 31,334,705 shares remained available for issuance as of December 31, 2022.

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

Accounting guidance on share-based payments requires companies to estimate the fair value of options on the date of grant using an option-pricing model.  The fair value of our option grants was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The weighted-average dividend yield was based on historical information.  We determine the expected life from the actual historical employee exercise behavior. The following table provides the assumptions used in determining the fair value of the Option awards for the years ended December 31, 2022, 2021 and 2020, respectively.

	Grant Year
	2022	2021	2020
Weighted-average dividend yield	2.6%	2.6%	2.5%
Weighted-average volatility	31.7%	32.9%	25.7%
Range of volatilities	25.3%-36.8%	29.2%-45.8%	24.5%- 29.7%
Range of risk-free interest rates	1.03%-2%	0.06%-1.41%	1.21%-1.39%
Weighted-average expected lives	8 years	8 years	8 years

Beginning with the 2018 grant, we credit RSU and PRSU awards with dividend equivalent units on each date that we pay a cash dividend to holders of Common stock. We determine the fair value of the RSU and PRSU awards granted in 2022, 2021 and 2020 as the closing stock price on the date of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options		RSUs		PRSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	7,722,420	$127.52	1,100,181	$166.50	645,373	$165.74
Granted to officers and key employees	1,029,202	$196.70	507,284	$196.06	277,192	$195.17
Exercised	(1,888,557)	$108.40	—	$—	—	$—
Vested	—	$—	(581,132)	$154.77	(375,773)	$127.60
Forfeited / expired	(61,739)	$182.24	(35,530)	$183.91	(22,052)	$170.75
Outstanding at December 31, 2022	6,801,326	$142.85	990,803	$187.88	524,740	$208.39
Exercisable at December 31, 2022	4,481,546	$120.77

Stock options outstanding and exercisable as of December 31, 2022:

	Outstanding				Exercisable
Exercise Prices	Shares Outstanding at 12/31/2022	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [1]	Shares Outstanding at 12/31/2022	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [1]
$74.77-$88.51	1,254,848	2.75	$78.54	$202	1,254,848	2.75	$78.54	$202
$89.75-$110.09	812,203	3.47	$95.50	117	811,698	3.47	$95.50	117
$127.60	1,167,848	7.27	$127.72	131	555,435	7.27	$127.60	62
$138.35-$151.12	1,517,053	5.78	$144.36	144	1,517,053	5.78	$144.36	144
$196.70-$219.76	2,049,374	8.79	$208.49	64	342,512	8.28	$219.76	7
	6,801,326		$142.85	$658	4,481,546		$120.77	$532

1    The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2022, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2022, there were 990,803 outstanding RSUs with a weighted average remaining contractual life of 1.4 years and 524,740 outstanding PRSUs with a weighted-average remaining contractual life of 1.5 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2022	2021	2020
Stock options activity:
Weighted-average fair value per share of stock awards granted	$51.69	$56.30	$25.98
Intrinsic value of stock awards exercised	$217	$374	$386
Fair value of stock awards vested [1]	$56	$59	$64
Cash received from stock awards exercised	$123	$212	$282

RSUs activity:
Weighted-average fair value per share of stock awards granted	$196.06	$216.50	$128.07
Fair value of stock awards vested [2]	$105	$136	$87

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$195.17	$215.45	$128.41
Fair value of stock awards vested [2]	$90	$74	$59

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

Before tax, stock-based compensation expense for 2022, 2021 and 2020 was $193 million, $200 million and $202 million, respectively, with a corresponding income tax benefit of $32 million, $23 million and $34 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2022, 2021 and 2020 did not have a significant impact on our financial statements.

At December 31, 2022, there was $140 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  We expect to recognize the compensation expense over a weighted-average period of approximately 1.7 years.

We currently use shares in Treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2022, 2021 and 2020 were $63 million, $102 million and $108 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of December 31, 2022, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in Statement 3 were as follows:

(Millions of dollars)	Fair Value
	December 31, 2022		December 31, 2021
	Assets[1]	Liabilities[2]	Assets[1]	Liabilities[2]
Designated derivatives
Foreign exchange contracts	$462	$(152)	$228	$(64)
Interest rate contracts	93	(288)	38	(15)
Total	$555	$(440)	$266	$(79)

Undesignated derivatives
Foreign exchange contracts	$65	$(47)	$46	$(42)
Commodity contracts	24	(9)	30	(9)
Total	$89	$(56)	$76	$(51)

[1] Assets are classified in Statement 3 as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified in Statement 3 as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of December 31, 2022 and 2021 were $24.3 billion and $18.9 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Years ended December 31
	Fair Value / Undesignated Hedges			Cash Flow Hedges
	Gains (Losses) Recognized in Statement 1[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Foreign exchange contracts	$(57)	$104	$(74)	$264	$169	$(82)	$329	$227	$(185)
Interest rate contracts	(6)	24	15	111	26	(34)	11	(31)	(56)
Commodity contracts	51	56	11	—	—	—	—	—	—
Total	$(12)	$184	$(48)	$375	$195	$(116)	$340	$196	$(241)

[1] Foreign exchange contract and Commodity contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense) in Statement 1. Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products in Statement 1.

The following amounts were recorded in Statement 3 related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Years ended December 31
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2022	2021	2022	2021
Long-term debt due within one year	$—	$755	$—	$5
Long-term debt due after one year	4,173	1,304	(280)	(2)
Total	$4,173	$2,059	$(280)	$3

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of December 31, 2022 and 2021, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$644	$(496)	$342	$(130)
Financial Instruments Not Offset	(233)	233	(114)	114
Cash Collateral Received	—	—	—	—
Net Amount	$411	$(263)	$228	$(16)

5.    Other income (expense)

	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Investment and interest income	$167	$80	$112
Foreign exchange gains (losses) [1]	104	110	(193)
License fee income	142	123	104
Gains (losses) on securities	(56)	134	37
Net periodic pension and OPEB income (cost), excluding service cost	868	1,279	(90)
Miscellaneous income (loss)	66	88	(14)
Total	$1,291	$1,814	$(44)

[1] Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

6.    Income taxes

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2022		2021		2020
Taxes at U.S. statutory rate	$1,838	21.0%	$1,723	21.0%	$839	21.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	237	2.7%	211	2.6%	285	7.1%
State and local taxes, net of federal [1]	89	1.0%	28	0.3%	32	0.8%
Interest and penalties, net of tax [1]	44	0.5%	45	0.6%	28	0.7%
U.S. tax incentives	(166)	(1.9)%	(123)	(1.5)%	(52)	(1.3)%
Net excess tax benefits from stock-based compensation	(33)	(0.4)%	(63)	(0.8)%	(49)	(1.2)%
Prior year tax and interest adjustments	(90)	(1.0)%	(36)	(0.4)%	(80)	(2.0)%
Nondeductible goodwill	159	1.8%	—	—%	—	—%
Other—net	(11)	(0.1)%	(43)	(0.6)%	3	0.1%
Provision (benefit) for income taxes	$2,067	23.6%	$1,742	21.2%	$1,006	25.2%

[1] Excludes amounts included in other line items.

The negative impact on the effective rate from the portion of the goodwill impairment not deductible for tax purposes is reported in the effective tax rate reconciliation line item above labeled "Nondeductible goodwill." Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances and other permanent differences between tax and U.S. GAAP results.

Distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, these distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. Undistributed profits of non-U.S. subsidiaries of approximately $16 billion are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to our legal entity structure and the complexity of U.S. and local tax laws.

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2022	2021	2020
U.S.	$2,962	$2,740	$590
Non-U.S.	5,790	5,464	3,405
	$8,752	$8,204	$3,995

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Current tax provision (benefit):
U.S.[1]	$1,055	$766	$18
Non-U.S.	1,255	1,283	1,031
State (U.S.)	134	76	31
	2,444	2,125	1,080

Deferred tax provision (benefit):
U.S.[1]	(404)	(387)	(44)
Non-U.S.	50	54	(34)
State (U.S.)	(23)	(50)	4
	(377)	(383)	(74)
Total provision (benefit) for income taxes	$2,067	$1,742	$1,006
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $3,076 million, $1,759 million and $1,311 million in 2022, 2021 and 2020, respectively.

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

	December 31,
(Millions of dollars)	2022	2021
Assets:
Noncurrent deferred and refundable income taxes	$2,047	$1,669
Liabilities:
Other liabilities	471	412
Deferred income taxes—net	$1,576	$1,257

The components of deferred tax assets and liabilities were:
	December 31,
(Millions of dollars)	2022	2021
Deferred income tax assets:
Tax carryforwards	$1,349	$1,380
Research expenditures	949	415
Postemployment benefits	728	959
Employee compensation and benefits	459	464
Warranty reserves	282	266
Post sale discounts	159	143
Inventory valuation	147	40
Lease obligations	144	159
Intercompany prepayments	121	280
Allowance for credit losses	113	106
Other—net	255	268
	4,706	4,480

Deferred income tax liabilities:
Capital and intangible assets, including lease basis differences	(1,401)	(1,530)
Other outside basis differences	(264)	(264)
Translation	(219)	(188)
Undistributed profits of non-U.S. subsidiaries	(125)	(101)
Bond discount	(107)	(112)
	(2,116)	(2,195)
Valuation allowance for deferred tax assets	(1,014)	(1,028)
Deferred income taxes—net	$1,576	$1,257

At December 31, 2022, approximately $690 million of U.S. state tax net operating losses and $110 million of U.S. state tax credit carryforwards were available. These carryforwards primarily expire over the next fifteen years, with some having an unlimited carryforward period.

At December 31, 2022, approximately $730 million of capital losses and $60 million of U.S. foreign tax credits were available to carryforward on the U.S. federal tax return. These losses will expire in 2027, while the credits have a ten-year carryforward period and begin to expire in 2029.

At December 31, 2022, net operating loss and interest carryforwards in various non-U.S. taxing jurisdictions were approximately $4,517 million. Of these, $996 million expire between 2023 and 2043. The remaining carryforwards do not expire.

At December 31, 2022, non-U.S. entities that have not yet demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets have recorded valuation allowances of $745 million, including certain entities in Luxembourg.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2022	2021	2020
Beginning balance	$1,886	$1,759	$1,778

Additions for tax positions related to current year	72	141	44
Additions for tax positions related to prior years	91	43	46
Reductions for tax positions related to prior years	(66)	(30)	(12)
Reductions for settlements [2]	(840)	(24)	(94)
Reductions for expiration of statute of limitations	(3)	(3)	(3)

Ending balance	$1,140	$1,886	$1,759

Amount that, if recognized, would impact the effective tax rate	$874	$1,688	$1,657

1Foreign currency impacts are included within each line as applicable.
2Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $49 million, $54 million and $38 million during the years ended December 31, 2022, 2021 and 2020, respectively. The total amount of interest and penalties accrued was $95 million and $297 million as of December 31, 2022 and 2021, respectively.

On September 8, 2022, the company reached a settlement with the U.S. Internal Revenue Service (IRS) that resolves all issues for tax years 2007 through 2016, without any penalties. The company's settlement includes, among other issues, the resolution of disputed tax treatment of profits earned by Caterpillar SARL (CSARL) from certain parts transactions. We vigorously contested the IRS's application of the "substance-over-form" or "assignment-of-income" judicial doctrines and its proposed increases to tax and imposition of accuracy related penalties. The settlement does not include any increases to tax in the United States based on those judicial doctrines and does not include any penalties. The final tax assessed by the IRS for all issues under the settlement was $490 million for the ten-year period. This amount was primarily paid in 2022 along with associated interest of $250 million. The settlement was within the total amount of gross unrecognized tax benefits for uncertain tax positions and enables us to avoid the costs and burdens of further disputes with the IRS. As a result of the settlement, we recorded a tax benefit of $41 million in 2022 to reflect changes in estimates of prior years' taxes and related interest, net of tax.

We are subject to the continuous examination of our U.S. federal income tax returns by the IRS, and tax years 2017 to 2019 are currently under examination. In our major non-U.S. jurisdictions including Australia, Brazil, China, Germany, India, Japan, Mexico, Switzerland, Singapore and the U.K., tax years are typically subject to examination for three to ten years. Due to the uncertainty related to the timing and potential outcome of audits, we cannot estimate the range of reasonably possible change in unrecognized tax benefits in the next 12 months.

7.     Cat Financial Financing Activities

A.Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory and were $1,102 million and $1,098 million, at December 31, 2022 and 2021, respectively. We include these receivables in Receivables—trade and other and Long-term receivables—trade and other in Statement 3.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2022
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2023	$547	$44	$591
2024	166	35	201
2025	118	27	145
2026	54	12	66
2027	14	4	18
Thereafter	2	—	2
Total	901	122	1,023
Guaranteed residual value [1]	57	22	79
Unguaranteed residual value [1]	2	25	27
Less: Unearned income	(12)	(15)	(27)
Total	$948	$154	$1,102

[1] For Wholesale loans, represents residual value on failed sale leasebacks.

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity.

Please refer to Note 18 for fair value information.

B.Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2022
Amounts Due In	Retail Loans	Retail Leases	Total
2023	$6,317	$2,814	$9,131
2024	3,772	1,775	5,547
2025	2,671	994	3,665
2026	1,482	532	2,014
2027	533	171	704
Thereafter	116	39	155
Total	14,891	6,325	21,216
Guaranteed residual value [1]	12	378	390
Unguaranteed residual value [1]	2	638	640
Less: Unearned income	(335)	(554)	(889)
Total	$14,570	$6,787	$21,357

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

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 50 months with an average remaining term of approximately 27 months as of December 31, 2022.

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

During the year ended December 31, 2022, Cat Financial's forecasts for the markets in which it operates reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, high inflation rates and consequent central bank actions are weakening global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the year ended December 31, 2022.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2022			December 31, 2021
	Customer	Dealer	Total	Customer	Dealer	Total
Allowance for Credit Losses:
Beginning balance	$251	$82	$333	$431	$44	$475
Write-offs	(108)	—	(108)	(256)	—	(256)
Recoveries	62	—	62	51	—	51
Provision for credit losses	75	(17)	58	30	38	68
Other	(3)	—	(3)	(5)	—	(5)
Ending balance	$277	$65	$342	$251	$82	$333

Finance Receivables	$19,772	$1,585	$21,357	$20,135	$1,793	$21,928

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56

EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53

Asia/Pacific
Current	1,033	684	313	69	18	2	—	2,119
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18

Mining
Current	863	575	220	171	93	108	80	2,110
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29

Caterpillar Power Finance
Current	78	85	142	33	18	161	125	642
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5

Totals by Aging Category
Current	7,929	5,973	2,827	1,275	516	393	445	19,358
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total Customer	$8,023	$6,121	$2,924	$1,314	$529	$405	$456	$19,772

(Millions of dollars)	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,792	$2,596	$1,426	$630	$182	$32	$182	$9,840
31-60 days past due	27	32	20	12	4	1	5	101
61-90 days past due	7	8	5	3	1	1	5	30
91+ days past due	9	17	12	13	5	4	5	65

EAME
Current	1,499	836	577	352	140	26	—	3,430
31-60 days past due	5	4	3	1	1	—	—	14
61-90 days past due	3	3	3	1	—	—	—	10
91+ days past due	3	11	2	2	—	2	—	20

Asia/Pacific
Current	1,271	803	307	71	16	2	—	2,470
31-60 days past due	10	14	10	2	—	—	—	36
61-90 days past due	3	7	4	1	—	—	—	15
91+ days past due	2	10	10	3	—	—	—	25

Mining
Current	851	347	307	193	36	161	36	1,931
31-60 days past due	6	—	—	—	—	—	—	6
61-90 days past due	1	—	—	—	4	—	—	5
91+ days past due	—	1	8	9	3	1	—	22

Latin America
Current	617	299	160	70	17	18	—	1,181
31-60 days past due	4	7	3	3	1	—	—	18
61-90 days past due	3	3	1	1	—	—	—	8
91+ days past due	4	9	9	7	7	14	—	50

Caterpillar Power Finance
Current	117	145	97	70	180	104	101	814
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	44	—	44

Totals by Aging Category
Current	9,147	5,026	2,874	1,386	571	343	319	19,666
31-60 days past due	52	57	36	18	6	1	5	175
61-90 days past due	17	21	13	6	5	1	5	68
91+ days past due	18	48	41	34	15	65	5	226
Total Customer	$9,234	$5,152	$2,964	$1,444	$597	$410	$334	$20,135

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2022 and 2021, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $58 million and $78 million, respectively, that was 91+ days past due in Latin America, all of which was originated in 2017.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	December 31, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$52	$4	$11	$47	$9	$12
EAME	43	—	10	18	1	2
Asia/Pacific	11	—	7	19	—	7
Mining	—	1	—	8	1	14
Latin America	45	—	—	52	4	1
Caterpillar Power Finance	5	11	—	40	11	—
Total	$156	$16	$28	$184	$26	$36

There was $17 million, $12 million and $12 million of interest income recognized during the years ended December 31, 2022, 2021 and 2020, respectively, for customer finance receivables on non-accrual status.

As of December 31, 2022 and 2021, finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status were $58 million and $78 million, respectively, all of which was in Latin America.

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

There were no finance receivables modified as TDRs during the years ended December 31, 2022, 2021 and 2020 for the Dealer portfolio segment. Cat Financial’s finance receivables in the Customer portfolio segment modified as TDRs for the years ended December 31, were as follows:

(Millions of dollars)	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost	Pre-TDR Amortized Cost	Post-TDR Amortized Cost
Customer
North America	$6	$6	$6	$6	$13	$13
EAME	1	1	3	3	—	—
Asia/Pacific	—	—	4	4	12	12
Mining	16	16	11	5	35	35
Latin America	22	22	12	12	45	45
Caterpillar Power Finance	20	19	26	22	115	115
Total	$65	$64	$62	$52	$220	$220

The Post-TDR amortized costs in the Customer portfolio segment with a payment default (defined as 91+ days past due) which had been modified within twelve months prior to the default date, were as follows:

(Millions of dollars)	Years ended December 31,
Customer	2022	2021	2020
North America	$—	$1	$8
EAME	—	—	10
Asia/Pacific	—	6	2
Mining	5	—	10
Latin America	—	15	1
Caterpillar Power Finance	—	7	18
Total	$5	$29	$49

8.     Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2022	2021
Raw materials	$6,370	$5,528
Work-in-process	1,452	1,318
Finished goods	8,138	6,907
Supplies	310	285
Total inventories	$16,270	$14,038

9.     Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2022	2021
Land	—	$622	$648
Buildings and land improvements	20-45	7,016	7,113
Machinery, equipment and other	2-10	12,282	12,868
Software	3-7	1,556	1,697
Equipment leased to others	1-7	5,568	5,733
Construction-in-process	—	1,020	812
Total property, plant and equipment, at cost		28,064	28,871
Less: Accumulated depreciation		(16,036)	(16,781)
Property, plant and equipment–net		$12,028	$12,090

10.  Intangible assets and goodwill

A.Intangible assets

Intangible assets were comprised of the following:

		December 31, 2022
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,233	$(1,675)	$558
Intellectual property	12	1,473	(1,320)	153
Other	16	132	(85)	47
Total finite-lived intangible assets	14	$3,838	$(3,080)	$758

		December 31, 2021
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,421	$(1,709)	$712
Intellectual property	12	1,472	(1,192)	280
Other	14	156	(106)	50
Total finite-lived intangible assets	14	$4,049	$(3,007)	$1,042

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Amortization expense related to intangible assets was $284 million, $302 million and $311 million for 2022, 2021 and 2020, respectively.

As of December 31, 2022, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2023	2024	2025	2026	2027	Thereafter
$226	$168	$159	$88	$25	$92

B.Goodwill

Our annual impairment tests completed in the fourth quarter of 2022 indicated the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, with the exception of our Rail reporting unit.

The Rail reporting unit is a part of our Energy & Transportation segment. Rail’s product portfolio includes diesel-electric locomotives and other rail-related products and services. The annual impairment test completed in the fourth quarter of 2022 indicated that the fair value of Rail was below its carrying value. Accordingly, we recognized a goodwill impairment charge of $925 million, resulting in a full impairment of Rail’s goodwill balance as of October 1, 2022. There was a $36 million tax benefit associated with this impairment charge. The valuation of the Rail reporting unit was based on estimates of future cash flows, which assumed a reduced demand forecast, lower margins due to continued inflationary cost pressures, and a discount rate approximately 140 basis points higher than utilized in the prior year valuation. The reduction in the demand forecast in the fourth quarter of 2022 was primarily driven by fourth quarter commercial developments, resulting in a lower outlook for the Company’s locomotive offerings.

There were no goodwill impairments during 2021 or 2020.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 were as follows:

(Millions of dollars)	December 31, 2021	Acquisitions	Impairment Loss	Other Adjustments [1]	December 31, 2022
Construction Industries
Goodwill	$302	$—	$—	$(15)	$287
Impairments	(22)	—	—	—	(22)
Net goodwill	280	—	—	(15)	265
Resource Industries
Goodwill	4,182	—	—	(52)	4,130
Impairments	(1,175)	—	—	—	(1,175)
Net goodwill	3,007	—	—	(52)	2,955
Energy & Transportation
Goodwill	2,985	25	—	(63)	2,947
Impairment	—	—	(925)	—	(925)
Net goodwill	2,985	25	(925)	(63)	2,022
All Other [2]					—
Goodwill	52	—	—	(6)	46
Impairment	—	—	—	—	—
Net goodwill	52	—	—	(6)	46
Consolidated total
Goodwill	7,521	25	—	(136)	7,410
Impairments	(1,197)	—	(925)	—	(2,122)
Net goodwill	$6,324	$25	$(925)	$(136)	$5,288

	December 31, 2020	Acquisitions	Impairment Loss	Other Adjustments [1]	December 31, 2021
Construction Industries
Goodwill	$320	$4	$—	$(22)	$302
Impairments	(22)	—	—	—	(22)
Net goodwill	298	4	—	(22)	280
Resource Industries
Goodwill	4,253	22	—	(93)	4,182
Impairments	(1,175)	—	—	—	(1,175)
Net goodwill	3,078	22	—	(93)	3,007
Energy & Transportation
Goodwill	2,959	49	—	(23)	2,985
All Other [2]
Goodwill	59	—	—	(7)	52
Consolidated total
Goodwill	7,591	75	—	(145)	7,521
Impairments	(1,197)	—	—	—	(1,197)
Net goodwill	$6,394	$75	$—	$(145)	$6,324
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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in Statement 3) were as follows:

Available-for-sale debt securities	December 31, 2022			December 31, 2021
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	60	(5)	55	61	—	61

Corporate debt securities
Corporate bonds and other debt securities	2,561	(95)	2,466	1,027	19	1,046
Asset-backed securities	187	(5)	182	175	1	176

Mortgage-backed debt securities
U.S. governmental agency	364	(31)	333	319	6	325
Residential	3	(1)	2	4	—	4
Commercial	127	(10)	117	98	1	99
Total available-for-sale debt securities	$3,311	$(147)	$3,164	$1,694	$27	$1,721

Available-for-sale debt securities in an unrealized loss position:

	December 31, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$19	$1	$20	$4	$39	$5

Corporate debt securities
Corporate bonds	1,815	46	357	50	2,172	96
Asset-backed securities	75	2	55	3	130	5

Mortgage-backed debt securities
U.S. governmental agency	229	16	98	15	327	31
Residential	2	—	1	1	3	1
Commercial	63	5	54	5	117	10
	$2,203	$70	$585	$78	$2,788	$148

	December 31, 2021
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities
Corporate bonds	$270	$4	$33	$1	$303	$5

Mortgage-backed debt securities
U.S. governmental agency	89	1	22	—	111	1
Total	$359	$5	$55	$1	$414	$6

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of December 31, 2022.

The cost basis and fair value of available-for-sale debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2022
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$844	$834
Due after one year through five years	1,642	1,568
Due after five years through ten years	260	241
Due after ten years	71	69
U.S. governmental agency mortgage-backed securities	364	333
Residential mortgage-backed securities	3	2
Commercial mortgage-backed securities	127	117
Total debt securities – available-for-sale	$3,311	$3,164

Sales of available-for-sale debt securities:
	Years Ended December 31,
(Millions of dollars)	2022	2021	2020
Proceeds from the sale of available-for-sale securities	$767	$454	$290
Gross gains from the sale of available-for-sale securities	$—	$4	$2
Gross losses from the sale of available-for-sale securities	$5	$—	$1

We did not have any investments classified as held-to-maturity debt securities as of December 31, 2022. We had $964 million of investments in time deposits classified as held-to-maturity debt securities as of December 31, 2021. All these investments mature within one year and we include them in Prepaid expenses and other current assets in Statement 3. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

For the years ended December 31 2022 and 2021, the net unrealized gains (losses) for equity securities held at December 31, 2022 and 2021 were $(49) million and $105 million, respectively.

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

A. Obligations, assets and funded status

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.4%	2.8%	4.3%	1.8%	5.4%	2.7%
Rate of compensation increase [1]	—%	—%	2.3%	2.0%	4.0%	4.0%

[1] All U.S. pension benefits are frozen, and accordingly this assumption is no longer applicable.

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

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2022	2021	2022	2021	2022	2021
Accumulated benefit obligation, end of year	$13,069	$17,895	$2,859	$4,311
Change in benefit obligation:
Benefit obligation, beginning of year	$17,895	$19,177	$4,436	$4,847	$3,736	$4,051
Service cost [1]	—	—	50	57	99	100
Interest cost	401	330	69	53	80	64
Plan amendments	—	—	—	—	(29)	—
Actuarial losses (gains) [2]	(4,231)	(610)	(1,084)	(142)	(779)	(211)
Foreign currency exchange rates	—	—	(333)	(154)	—	(15)
Participant contributions	—	—	5	4	43	48
Benefits paid - gross	(995)	(996)	(179)	(184)	(292)	(310)
Less: federal subsidy on benefits paid	—	—	—	—	8	9
Curtailments, settlements and termination benefits	(1)	(6)	(8)	(45)	—	—
Benefit obligation, end of year	$13,069	$17,895	$2,956	$4,436	$2,866	$3,736
Change in plan assets:
Fair value of plan assets, beginning of year	$17,227	$17,589	$4,552	$4,731	$130	$147
Actual return on plan assets	(3,821)	595	(852)	99	(25)	34
Foreign currency exchange rates	—	—	(328)	(139)	—	—
Company contributions	46	45	54	84	246	211
Participant contributions	—	—	5	4	43	48
Benefits paid	(995)	(996)	(179)	(184)	(292)	(310)
Settlements and termination benefits	(1)	(6)	(8)	(43)	—	—
Fair value of plan assets, end of year	$12,456	$17,227	$3,244	$4,552	$102	$130

Over (under) funded status	$(613)	$(668)	$288	$116	$(2,764)	$(3,606)

Components of net amount recognized in financial position:
Other assets (non-current asset)	$256	$592	$615	$538	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(48)	(45)	(18)	(16)	(224)	(240)
Liability for postemployment benefits (non-current liability) [3]	(821)	(1,215)	(309)	(406)	(2,540)	(3,366)
Net (liability) asset recognized	$(613)	$(668)	$288	$116	$(2,764)	$(3,606)

Amounts recognized in Accumulated other comprehensive income (pre-tax) consist of:
Prior service cost (credit)	$—	$—	$20	$23	$(29)	$(5)

1 All U.S. pension benefits are frozen, and accordingly there is no longer any service cost.
2 For 2022, Actuarial loss (gain) impacting the benefit obligation was primarily due to higher discount rates at the end of 2022 compared to the end of 2021. For 2021, Actuarial loss (gain) impacting the benefit obligation was primarily due to higher discount rates at the end of 2021 compared to the end of 2020.
3 The Liability for postemployment benefits reported in Statement 3 includes our liability for other postemployment benefits and our liability for non-qualified deferred compensation plans. For 2022, these liabilities were $58 million and $475 million, respectively. For 2021, these liabilities were $67 million and $538 million, respectively.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(Millions of dollars)	2022	2021	2022	2021
Pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$10,413	$14,403	$606	$743
Fair value of plan assets	$9,544	$13,143	$280	$319

Pension plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$10,413	$14,403	$482	$603
Fair value of plan assets	$9,544	$13,143	$202	$234

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

B. Net periodic benefit cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost [1]	$—	$—	$—	$50	$57	$55	$99	$100	$94
Interest cost	401	330	483	69	53	68	80	64	103
Expected return on plan assets	(669)	(718)	(791)	(130)	(128)	(135)	(12)	(6)	(12)
Curtailments, settlements and termination benefits	—	—	(1)	1	(1)	30	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—	(6)	(40)	(38)
Actuarial loss (gain) [2]	259	(487)	162	(132)	(115)	32	(733)	(231)	189
Net Periodic benefit cost (benefit) [3]	$(9)	$(875)	$(147)	$(142)	$(134)	$50	$(572)	$(113)	$336

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$(3)	$—	$8	$(30)	$—	$(7)
Amortization of prior service (cost) credit	—	—	—	—	—	—	6	40	38
Total recognized in other comprehensive income	—	—	—	(3)	—	8	(24)	40	31
Total recognized in net periodic cost and other comprehensive income	$(9)	$(875)	$(147)	$(145)	$(134)	$58	$(596)	$(73)	$367

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	1.7%	1.4%	1.5%	2.8%	2.5%	3.2%
Discount rate used to measure interest cost	2.3%	1.8%	2.8%	1.7%	1.2%	1.7%	2.2%	1.6%	2.8%
Expected rate of return on plan assets [4]	4.0%	4.2%	5.1%	3.1%	2.9%	3.3%	6.9%	6.5%	7.0%
Rate of compensation increase [1]	—%	—%	—%	2.0%	2.0%	2.0%	4.0%	4.0%	4.0%
1 All U.S. pension benefits are frozen, and accordingly there is no longer any service cost and certain assumptions are no longer applicable.
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
4 The weighted-average rates for 2023 are 5.8 percent and 5.2 percent for U.S. and non-U.S. pension plans, respectively.

The discount rates used in the determination of our service and interest cost components utilize a full yield curve approach which applies specific spot rates along the yield curve used in the calculation of the benefit obligation to the relevant projected cash flows.

Our expected long-term rate of return on U.S. plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we increase the passive returns due to our active management of the plan assets. To arrive at our expected long-term return, the amount added for active management was 0.30 percent for 2022, 0.35 percent for 2021 and 0.40 percent 2020.  We use a similar process to determine this rate for our non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 5.6 percent in our calculation of 2022 benefit expense.  We expect a weighted-average increase of 6.5 percent during 2023.  The 2023 rates are assumed to decrease gradually to the ultimate health care trend rate of 4.7 percent in 2030.

 C. Expected contributions and Benefit payments

The following table presents information about expected contributions and benefit payments for pension and other postretirement benefit plans:

(Millions of dollars)	2023
Expected employer contributions:
U.S. Pension Benefits	$47
Non-U.S. Pension Benefits	$69
Other Postretirement Benefits	$256

Expected benefit payments:	2023	2024	2025	2026	2027	2028- 2032	Total
U.S. Pension Benefits	$1,010	$1,000	$1,000	$1,000	$995	$4,820	$9,825
Non-U.S. Pension Benefits	$195	$170	$175	$185	$190	$1,020	$1,935
Other Postretirement Benefits	$265	$265	$260	$260	$255	$1,240	$2,545

Expected Medicare Part D subsidy:	$6	$5	$5	$5	$5	$20	$46

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
•Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,098	$20	$26	$99	$1,243
Non-U.S. equities	948	—	2	—	950

Fixed income securities:
U.S. corporate bonds	—	5,460	40	37	5,537
Non-U.S. corporate bonds	—	1,244	—	—	1,244
U.S. government bonds	—	2,904	—	—	2,904
U.S. governmental agency mortgage-backed securities	—	19	—	—	19
Non-U.S. government bonds	—	118	—	—	118

Real estate	—	—	8	—	8

Cash, short-term instruments and other	108	14	2	309	433
Total U.S. pension assets	$2,154	$9,779	$78	$445	$12,456

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,644	$25	$23	$149	$1,841
Non-U.S. equities	1,398	—	2	—	1,400

Fixed income securities:
U.S. corporate bonds	—	7,289	40	37	7,366
Non-U.S. corporate bonds	—	1,569	—	—	1,569
U.S. government bonds	—	4,341	—	—	4,341
U.S. governmental agency mortgage-backed securities	—	24	—	—	24
Non-U.S. government bonds	—	172	—	—	172

Real estate	—	—	7	—	7

Cash, short-term instruments and other	228	60	—	219	507
Total U.S. pension assets	$3,270	$13,480	$72	$405	$17,227

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$61	$—	$—	$—	$61
Non-U.S. equities	208	28	—	21	257
Global equities [1]	26	10	—	17	53

Fixed income securities:
U.S. corporate bonds	—	186	—	—	186
Non-U.S. corporate bonds	—	631	—	—	631
U.S. government bonds	—	66	—	—	66
Non-U.S. government bonds	—	1,273	—	—	1,273
Global fixed income [1]	—	82	—	248	330

Real estate	—	198	—	—	198

Cash, short-term instruments and other [2]	72	117	—	—	189
Total non-U.S. pension assets	$367	$2,591	$—	$286	$3,244

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$72	$—	$—	$—	$72
Non-U.S. equities	266	32	—	37	335
Global equities [1]	31	15	—	46	92

Fixed income securities:
U.S. corporate bonds	—	327	—	—	327
Non-U.S. corporate bonds	—	889	—	—	889
U.S. government bonds	—	152	—	—	152
Non-U.S. government bonds	—	1,752	—	—	1,752
Global fixed income [1]	—	88	—	297	385

Real estate	—	225	—	—	225

Cash, short-term instruments and other [2]	56	267	—	—	323
Total non-U.S. pension assets	$425	$3,747	$—	$380	$4,552

[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$41	$—	$—	$2	$43
Non-U.S. equities	16	—	—	3	19

Cash, short-term instruments and other	3	—	—	37	40
Total other postretirement benefit assets	$60	$—	$—	$42	$102

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$49	$—	$—	$—	$49
Non-U.S. equities	17	—	—	—	17

Cash, short-term instruments and other	—	2	—	62	64
Total other postretirement benefit assets	$66	$2	$—	$62	$130

The activity attributable to U.S. pension assets measured at fair value using Level 3 inputs for the years ended December 31, 2022 and 2021 was insignificant. We valued these instruments using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

E. Defined contribution plans

We have both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. Our primary U.S. 401(k) plan allows eligible employees to contribute a portion of their cash compensation to the plan on a tax-deferred basis. Employees are eligible for matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age).

These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2022 and 2021, the ESOP held 12.0 million and 12.4 million shares, respectively. We allocate all of the shares held by the ESOP to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2022	2021	2020
U.S. plans	$392	$440	$384
Non-U.S. plans	114	114	89
	$506	$554	$473

13.Short-term borrowings

	December 31,
(Millions of dollars)	2022	2021
Machinery, Energy & Transportation:
Notes payable to banks	$3	$9
	3	9
Financial Products:
Notes payable to banks	234	213
Commercial paper	5,455	4,896
Demand notes	265	286
	5,954	5,395
Total short-term borrowings	$5,957	$5,404

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2022	2021
Notes payable to banks	11.3%	4.4%
Commercial paper	4.2%	0.1%
Demand notes	3.4%	0.2%

Please refer to Note 18 for fair value information on short-term borrowings.

14. Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2022	2021
Machinery, Energy & Transportation:
Notes—$759 million of 5.200% due 2041 [2]	5.27%	$752	$752
Debentures—$82 million of 8.000% due 2023	8.06%	—	82
Debentures—$1,000 million of 3.400% due 2024	3.46%	999	999
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	192	192
Debentures—$500 million of 2.600% due 2029 [2]	2.67%	498	498
Debentures—$800 million of 2.600% due 2030 [2]	2.72%	794	793
Debentures—$500 million of 1.900% due 2031 [2]	2.04%	495	495
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	240	240
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	229	226
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	456	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	158
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,336	1,316
Debentures—$500 million of 4.300% due 2044	4.39%	493	493
Debentures—$1,000 million of 3.250% due 2049 [2]	3.34%	983	983
Debentures—$1,200 million of 3.250% due 2050 [2]	3.32%	1,186	1,185
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	241
Finance lease obligations & other [3]		(112)	79
Total Machinery, Energy & Transportation		9,498	9,746
Financial Products:
Medium-term notes		15,940	16,127
Other		276	160
Total Financial Products		16,216	16,287
Total long-term debt due after one year		$25,714	$26,033

1    Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.
2    Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.
3    Includes $(168) million of mark-to-market adjustments related to fair value interest rate swap contracts entered into throughout 2022.

All outstanding notes and debentures are unsecured and rank equally with one another.

On March 12, 2021 we issued $500 million of 1.900% Senior Notes due 2031.

Cat Financial’s medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 2.3% with remaining maturities up to 5 years at December 31, 2022.

The aggregate amounts of maturities of long-term debt during each of the years 2023 through 2027, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2023	2024	2025	2026	2027
Machinery, Energy & Transportation	$120	$1,012	$10	$6	$4
Financial Products	5,202	7,398	4,511	2,469	1,948
	$5,322	$8,410	$4,521	$2,475	$1,952

The above table includes $14 million of medium-term notes that can be called at par.

Medium-term notes of $900 million maturing in the first quarter of 2023 were excluded from the current maturities of long-term debt in Statement 3 as of December 31, 2022 due to a $900 million issuance of medium-term notes on January 6, 2023 which mature in 2026. The preceding maturity table reflects the reclassification of $900 million from maturities in 2023 to 2026.

Interest paid on short-term and long-term borrowings for 2022, 2021 and 2020 was $959 million, $920 million and $1,089 million, respectively.

Please refer to Note 18 for fair value information on long-term debt.

15.Credit commitments

	December 31, 2022
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,649	158	3,491
Total credit lines available	14,149	2,908	11,241
Less: Commercial paper outstanding	(5,455)	—	(5,455)
Less: Utilized credit	(982)	(3)	(979)
Available credit	$7,712	$2,905	$4,807

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2022 was $2.75 billion. Information on our Credit Facility is as follows:

•In September 2022, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2023.
•In September 2022, we amended and restated the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $715 million is available to ME&T) expires in August 2025.
•In September 2022, we amended and restated the five-year facility (as amended and restated, the "five-year facility") The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2027.

Other consolidated credit lines with banks as of December 31, 2022 totaled $3.65 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

At December 31, 2022, Caterpillar’s consolidated net worth was $15.93 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within AOCI.

At December 31, 2022, Cat Financial’s covenant interest coverage ratio was 2.36 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at December 31, 2022, Cat Financial’s six-month covenant leverage ratio was 7.05 to 1 and year-end covenant leverage ratio was 7.21 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2022, there were no borrowings under the Credit Facility.

16.Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2022	2021	2020
Profit for the period (A) [1]	$6,705	$6,489	$2,998
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	526.9	544.0	544.1
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.5	4.5	4.5
Average common shares outstanding for fully diluted computation (C) [2]	530.4	548.5	548.6
Profit per share of common stock:
Assuming no dilution (A/B)	$12.72	$11.93	$5.51
Assuming full dilution (A/C) [2]	$12.64	$11.83	$5.46
Shares outstanding as of December 31 (in millions)	516.3	535.9	545.3
1Profit attributable to common shareholders.
2Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the year ended December 31, 2022, 2021 and 2020, we excluded 2.0 million, 1.1 million and 4.6 million outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving $70 million unutilized under the 2018 Authorization. As of December 31, 2022, approximately $12.8 billion remained available under the 2022 Authorization.

During 2022, 2021 and 2020, we repurchased 21.9 million, 13.0 million and 10.1 million shares of Caterpillar common stock, respectively, at an aggregate cost of $4.2 billion, $2.7 billion and $1.3 billion respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

17.Accumulated other comprehensive income (loss)

We present comprehensive income and its components in Statement 2. Changes in the balances for each component of Accumulated other comprehensive income (loss) were as follows:

(Millions of dollars)
	2022	2021	2020
Foreign currency translation:
Beginning balance	$(1,508)	$(910)	$(1,487)
Gains (losses) on foreign currency translation	(794)	(559)	513
Less: Tax provision /(benefit)	26	41	(42)
Net gains (losses) on foreign currency translation	(820)	(600)	555
(Gains) losses reclassified to earnings	—	2	22
Less: Tax provision /(benefit)	—	—	—
Net (gains) losses reclassified to earnings	—	2	22
Other comprehensive income (loss), net of tax	(820)	(598)	577
Ending balance	$(2,328)	$(1,508)	$(910)

Pension and other postretirement benefits
Beginning balance	$(62)	$(32)	$(3)
Current year prior service credit (cost)	33	—	(1)
Less: Tax provision /(benefit)	5	—	—
Net current year prior service credit (cost)	28	—	(1)
Amortization of prior service (credit) cost	(6)	(40)	(38)
Less: Tax provision /(benefit)	(1)	(10)	(10)
Net amortization of prior service (credit) cost	(5)	(30)	(28)
Other comprehensive income (loss), net of tax	23	(30)	(29)
Ending balance	$(39)	$(62)	$(32)

Derivative financial instruments
Beginning balance	$(3)	$—	$(97)
Gains (losses) deferred	375	195	(116)
Less: Tax provision /(benefit)	86	21	(25)
Net gains (losses) deferred	289	174	(91)
(Gains) losses reclassified to earnings	(340)	(196)	241
Less: Tax provision /(benefit)	(82)	(19)	53
Net (gains) losses reclassified to earnings	(258)	(177)	188
Other comprehensive income (loss), net of tax	31	(3)	97
Ending balance	$28	$(3)	$—

Available-for-sale securities
Beginning balance	$20	$54	$20
Gains (losses) deferred	(179)	(39)	45
Less: Tax provision /(benefit)	(37)	(8)	10
Net gains (losses) deferred	(142)	(31)	35
(Gains) losses reclassified to earnings	5	(4)	(1)
Less: Tax provision /(benefit)	1	(1)	—
Net (gains) losses reclassified to earnings	4	(3)	(1)
Other comprehensive income (loss), net of tax	(138)	(34)	34
Ending balance	$(118)	$20	$54

Total AOCI Ending Balance at December 31	$(2,457)	$(1,553)	$(888)

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

See Note 4 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in Statement 3 as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	55	—	—	55

Corporate debt securities
Corporate bonds and other debt securities	—	2,416	50	—	2,466
Asset-backed securities	—	182	—	—	182

Mortgage-backed debt securities
U.S. governmental agency	—	333	—	—	333
Residential	—	2	—	—	2
Commercial	—	117	—	—	117
Total debt securities	9	3,105	50	—	3,164
Equity securities
Large capitalization value	203	—	—	—	203
Smaller company growth	31	—	—	—	31
REIT	—	—	—	207	207
Total equity securities	234	—	—	207	441
Derivative financial instruments - assets
Foreign currency contracts - net	—	328	—	—	328
Commodity contracts - net	—	15	—	—	15
Total assets	$243	$3,448	$50	$207	$3,948

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	—	195	—	—	195
Total liabilities	$—	$195	$—	$—	$195

	December 31, 2021
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	61	—	—	61

Corporate debt securities
Corporate bonds and other debt securities	—	1,046	—	—	1,046
Asset-backed securities	—	176	—	—	176

Mortgage-backed debt securities
U.S. governmental agency	—	325	—	—	325
Residential	—	4	—	—	4
Commercial	—	99	—	—	99
Total debt securities	10	1,711	—	—	1,721
Equity securities
Large capitalization value	217	—	—	—	217
Smaller company growth	98	—	—	—	98
REIT	—	—	—	167	167
Total equity securities	315	—	—	167	482
Derivative financial instruments - assets
Foreign currency contracts - net	—	168	—	—	168
Interest rate contracts - net	—	23	—	—	23
Commodity contracts - net	—	21	—	—	21
Total Assets	$325	$1,923	$—	$167	$2,415

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $68 million and $100 million as of December 31, 2022 and 2021, respectively.

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

Our financial instruments not carried at fair value were as follows:

	2022		2021
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Finance receivables–net (excluding finance leases 1)	$13,965	$13,377	$13,837	$13,836	3	Notes 7 & 19
Wholesale inventory receivables–net (excluding finance leases 1)	827	778	773	753	3	Notes 7 & 19

Liabilities at December 31,
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	9,618	9,240	9,791	12,420	2	Note 14
Financial Products	21,418	20,686	22,594	22,797	2	Note 14

1Represents finance leases and failed sale leasebacks of $7,325 million and $8,083 million at December 31, 2022 and 2021, respectively.

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

Short-term and long-term investments are held with high quality institutions and, by policy, the amount of credit exposure to any one institution is limited. Long-term investments, primarily included in Other assets in Statement 3, are comprised primarily of available-for-sale debt securities and equity securities.

For derivative contracts, collateral is generally not required of the counterparties or of our company.  The company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements within ME&T and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2022 and 2021, the maximum exposure to credit loss was $644 million and $342 million, respectively, before the application of any master netting agreements.

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

The components of lease costs were as follows:

(Millions of dollars)
	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$187	$214	$204
Short-term lease cost	$59	$46	$50

We recognize operating lease right-of-use assets in Other assets in Statement 3. We recognize the operating lease liabilities in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	December 31, 2022	December 31, 2021
Operating Leases
Other assets	$564	$625
Other current liabilities	$151	$158
Other liabilities	$428	$484

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	2%	2%

Maturities of operating lease liabilities were as follows:

(Millions of dollars)	December 31, 2022
Amounts Due In
2023	$161
2024	120
2025	88
2026	65
2027	47
Thereafter	146
Total lease payments	627
Less: Imputed interest	(48)
Total	$579

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
	Years ended December 31
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$178	$206	$201
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$123	$238	$178

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
The carrying amount of equipment leased to others, included in Property, plant and equipment - net in Statement 3, under operating leases was as follows:

	December 31,
(Millions of dollars)	2022	2021
Equipment leased to others - at original cost	$5,568	$5,733
Less: Accumulated depreciation	(1,790)	(1,870)
Equipment leased to others - net	$3,778	$3,863

Payments due for operating leases as of December 31, 2022, were as follows:

(Millions of dollars)
2023	2024	2025	2026	2027	Thereafter	Total
$801	$526	$287	$129	$43	$26	$1,812

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on Statement 1, were as follows:

(Millions of dollars)
	Year ended December 31
	2022	2021	2020
Finance lease revenue	$430	$485	$492
Operating lease revenue	1,085	1,128	1,124
Total	$1,515	$1,613	$1,616

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

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2022 and 2021, the related recorded liability was $2 million and $5 million, respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees at December 31 was as follows:

(Millions of dollars)	2022	2021
Caterpillar dealer performance guarantees	$188	$747
Supplier consortium performance guarantee	17	242
Other guarantees	306	232
Total guarantees	$511	$1,221

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial receives a fee for providing this guarantee. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2022 and 2021, the SPC’s assets of $971 million and $888 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $970 million and $888 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Cat Financial has commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. Cat Financial applies the same credit policies and approval process for these commitments to extend credit as we do for other financing. Collateral is not required for these commitments, but if credit is extended, collateral may be required upon funding.  The amount of unused commitments to extend credit to Caterpillar dealers was $11.31 billion at December 31, 2022. Cat Financial generally has the right to unconditionally cancel, alter, or amend the terms of these dealer commitments at any time. The amount of unused commitments to extend credit to customers was $888 million at December 31, 2022. A portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts do not represent a future cash requirement.

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

The reconciliation of the change in our product warranty liability balances for the years ended December 31 was as follows:

(Millions of dollars)	2022	2021
Warranty liability, beginning of period	$1,689	$1,612
Reduction in liability (payments)	(778)	(854)
Increase in liability (new warranties)	850	931
Warranty liability, end of period	$1,761	$1,689

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

On January 7, 2015, the U.S. Attorney’s Office for the Central District of Illinois issued a grand jury subpoena to the Company and thereafter issued additional subpoenas; these subpoenas sought information regarding, among other things, movements of cash among U.S. and non-U.S. Caterpillar subsidiaries, the purchase and resale of replacement parts by Caterpillar Inc. and non-U.S. Caterpillar subsidiaries, and Caterpillar SARL (CSARL) and related structures. On March 2-3, 2017, federal agents executed search and seizure warrants, which concerned both tax and export activities, at three facilities of the Company in the Peoria, Illinois area, including its former corporate headquarters. The Tax Division of the U.S. Department of Justice conducted a review of the grand jury investigation and informed the Company on November 28, 2022 that it does not have a pending criminal tax matter involving the Company. In January 2023, the government began returning to the Company the documents and information seized under the search warrants, which, as noted, related to both tax and export issues, as well as the documents and information the Company produced under the grand jury subpoenas.

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

Segment information for 2021 and 2020 has been recast due to a methodology change related to how we assign intersegment sales and segment profit from our technology products and services to Construction Industries, Resource Industries and Energy & Transportation. This methodology change did not have a material impact on our segment results.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 118 to 120 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•Corporate costs:  These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•Restructuring costs: May include costs for employee separation, long-lived asset impairments and contract terminations. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. Only certain restructuring costs in 2020 were excluded from segment profit. See Note 25 for more information.

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

For the years ended December 31, 2022, 2021 and 2020, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
2022
Construction Industries	$12,367	$2,843	$5,099	$4,818	$25,127		$142	$25,269
Resource Industries	4,531	1,840	2,205	3,437	$12,013		301	12,314
Energy & Transportation	9,175	1,784	5,232	3,146	$19,337		4,415	23,752
Financial Products Segment	2,078	348	396	431	$3,253	[1]	—	3,253
Total sales and revenues from reportable segments	28,151	6,815	12,932	11,832	59,730		4,858	64,588
All Other operating segment	64	2	(66)	145	145		305	450
Corporate Items and Eliminations	(234)	(79)	(52)	(83)	(448)		(5,163)	(5,611)
Total Sales and Revenues	$27,981	$6,738	$12,814	$11,894	$59,427		$—	$59,427

2021
Construction Industries	$9,676	$1,913	$4,858	$5,547	$21,994		$112	$22,106
Resource Industries	2,987	1,724	1,987	2,804	9,502		308	9,810
Energy & Transportation	7,611	1,233	4,908	2,918	16,670		3,617	20,287
Financial Products Segment	1,935	265	402	471	3,073	[1]	—	3,073
Total sales and revenues from reportable segments	22,209	5,135	12,155	11,740	51,239		4,037	55,276
All Other operating segment	56	2	18	69	145		366	511
Corporate Items and Eliminations	(242)	(51)	(36)	(84)	(413)		(4,403)	(4,816)
Total Sales and Revenues	$22,023	$5,086	$12,137	$11,725	$50,971		$—	$50,971

2020
Construction Industries	$7,365	$1,031	$3,466	$5,014	$16,876		$42	$16,918
Resource Industries	2,286	1,253	1,570	2,337	7,446		460	7,906
Energy & Transportation	6,843	932	4,448	2,441	14,664		2,806	17,470
Financial Products Segment	1,930	257	392	465	3,044	[1]	—	3,044
Total sales and revenues from reportable segments	18,424	3,473	9,876	10,257	42,030		3,308	45,338
All Other operating segment	27	4	26	56	113		354	467
Corporate Items and Eliminations	(237)	(45)	(44)	(69)	(395)		(3,662)	(4,057)
Total Sales and Revenues	$18,214	$3,432	$9,858	$10,244	$41,748		$—	$41,748

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $478 million , $351 million and $362 million in the years ended December 31, 2022, 2021 and 2020, respectively.

For the years ended December 31, 2022, 2021 and 2020, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales

(Millions of dollars)
	2022	2021	2020
Oil and gas	$5,330	$4,460	$3,701
Power generation	4,940	4,292	3,963
Industrial	4,426	3,612	2,945
Transportation	4,641	4,306	4,055
Energy & Transportation External Sales	$19,337	$16,670	$14,664

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)
	2022	2021	2020
Profit from reportable segments:
Construction Industries	$4,743	$3,732	$2,399
Resource Industries	1,827	1,229	838
Energy & Transportation	3,309	2,804	2,437
Financial Products Segment	864	908	590
Total profit from reportable segments	10,743	8,673	6,264
Profit from All Other operating segment	(11)	(14)	28
Cost centers	(13)	(4)	(4)
Corporate costs	(751)	(699)	(517)
Timing	(309)	(263)	(106)
Restructuring costs	(299)	(90)	(241)
Methodology differences:
Inventory/cost of sales	413	122	4
Postretirement benefit income (expense)	916	1,171	(173)
Stock-based compensation expense	(193)	(199)	(202)
Financing costs	(331)	(449)	(444)
Currency	23	258	(266)
Goodwill impairment charge	(925)	—	—
Other income/expense methodology differences	(409)	(267)	(322)
Other methodology differences	(102)	(35)	(26)
Total consolidated profit before taxes	$8,752	$8,204	$3,995

Reconciliation of Assets:
(Millions of dollars)	December 31,
	2022	2021
Assets from reportable segments:
Construction Industries	$5,168	$4,547
Resource Industries	5,775	5,962
Energy & Transportation	9,455	9,253
Financial Products Segment	34,269	34,860
Total assets from reportable segments	54,667	54,622
Assets from All Other operating segment	1,828	1,678
Items not included in segment assets:
Cash and cash equivalents	6,042	8,428
Deferred income taxes	2,098	1,735
Goodwill and intangible assets	4,248	4,859
Property, plant and equipment – net and other assets	4,234	4,056
Inventory methodology differences	(3,063)	(2,656)
Liabilities included in segment assets	12,519	10,777
Other	(630)	(706)
Total assets	$81,943	$82,793

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	2022	2021	2020
Depreciation and amortization from reportable segments:
Construction Industries	$231	$237	$245
Resource Industries	368	403	418
Energy & Transportation	547	571	593
Financial Products Segment	734	772	773
Total depreciation and amortization from reportable segments	1,880	1,983	2,029
Items not included in segment depreciation and amortization:
All Other operating segment	229	243	267
Cost centers	84	98	126
Other	26	28	10
Total depreciation and amortization	$2,219	$2,352	$2,432

Reconciliation of Capital expenditures:
(Millions of dollars)
	2022	2021	2020
Capital expenditures from reportable segments:
Construction Industries	$271	$255	$213
Resource Industries	237	199	125
Energy & Transportation	756	627	495
Financial Products Segment	1,141	1,218	1,100
Total capital expenditures from reportable segments	2,405	2,299	1,933
Items not included in segment capital expenditures:
All Other operating segment	219	182	156
Cost centers	76	56	47
Timing	(54)	(74)	19
Other	(47)	9	(40)
Total capital expenditures	$2,599	$2,472	$2,115

Enterprise-wide Disclosures:
Information about Geographic Areas:
				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2022	2021	2020	2022	2021
Inside United States	$24,368	$19,298	$16,269	$7,042	$7,035
Outside United States	35,059	31,673	25,479	4,986	5,055
Total	$59,427	$50,971	$41,748	$12,028	$12,090

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

Restructuring costs for 2022, 2021 and 2020 were as follows:

(Millions of dollars)	2022	2021	2020
Employee separations [1]	$77	$92	$271
Contract terminations [1]	1	2	2
Long-lived asset impairments [1]	6	(63)	38
Other [2]	215	59	43
Total restructuring costs	$299	$90	$354

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, accelerated depreciation, equipment relocation, project management and building demolition, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2022 were primarily related to actions across the company, including $193 million related to the Rail division that was primarily inventory write-downs, and other strategic actions to address a small number of products. The inventory write-downs were included in "Other" in the table above. The restructuring costs in 2021 were primarily related to actions across the company including strategic actions to address a small number of products, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. The restructuring costs in 2020 were primarily related to various voluntary and involuntary employee separation programs implemented across the company and strategic actions to address a small number of products, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. Both the gains in 2021 and 2020 were included in Long-lived asset impairments in the table above.

On February 1, 2023, we closed on the divestiture of our Longwall business. As a result, we recorded a pre-tax loss of approximately $600 million, of which $494 million was related to the release of accumulated foreign currency translation associated with this divestiture. This loss, primarily non-cash, will be included in our first quarter 2023 restructuring costs and is subject to the finalization of post-closing procedures.

In 2022 and 2021, all restructuring costs were excluded from segment profit. In 2020, only certain restructuring costs were excluded from segment profit. Restructuring costs included in segment profit were as follows:

(Millions of dollars)	2020
Construction Industries	$13
Resource Industries	19
Energy & Transportation	55
Financial Products Segment	—

The following table summarizes the 2022 and 2021 employee separation activity:

(Millions of dollars)	2022	2021
Liability balance, beginning of period	$61	$164
Increase in liability (separation charges)	77	92
Reduction in liability (payments)	(99)	(195)
Liability balance, end of period	$39	$61

Most of the remaining liability balance as of December 31, 2022 is expected to be paid in 2023.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the company’s internal control over financial reporting as of December 31, 2022 is included on page 55 of Part II, Item 8 “Financial Statements and Supplementary Data.” The effectiveness of the company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 56-57 of Part II, Item 8 “Financial Statements and Supplementary Data.”

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

Item 9B.Other Information.

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the three months ended March 31, 2022, Caterpillar Eurasia LLC, one of our affiliates, engaged in limited transactions or dealings with the Federal Security Service of Russia (the “FSB”). Specifically, Caterpillar Eurasia LLC, from time to time, directly or indirectly, made required submissions to and received regulatory authorizations from the FSB related to the importation of software used in the on-board telematics and control systems of Caterpillar machines that were imported into Russia. Caterpillar Eurasia LLC did not generate any net revenue or net profits from such approval activity and does not make any sales to or have other dealings with the FSB. Caterpillar Eurasia LLC plans to continue these activities as long as it remains lawful to do so.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

If applicable, information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

If applicable, information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2023 Proxy Statement.

Code of Ethics

Our Worldwide Code of Conduct (Code), first published in 1974 and most recently updated in 2019, sets a high standard for honesty and ethical behavior by every director and employee, including the principal executive officer, principal financial officer and principal accounting officer.  The Code is posted on our website at www.Caterpillar.com/code. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 5205 N. O'Connor Boulevard, Suite 100, Irving, TX 75039. We post on our website at www.Caterpillar.com/code any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2023 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2022)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,227,667	$142.85	31,334,705
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,227,667	$142.85	31,334,705

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Chicago, Illinois, Auditor Firm ID: 238.

Information required by this Item is incorporated by reference from the 2023 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits:
3.1	Restated Certificate of Incorporation, effective February 3, 2021 (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed February 9, 2021)
3.2	Bylaws amended and restated as of June 8, 2022 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 14, 2022)
4.1	Indenture dated as of May 1, 1987, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 filed February 19, 1997)
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
10.1
Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through second amendment, dated August 22, 2013 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)*

10.2
Third Amendment to the Caterpillar Inc. 2006 Long-Term Incentive Plan effective as of April 1, 2019 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.3
Fourth Amendment to the Caterpillar Inc. 2006 Long-Term Incentive Plan effective as of July 1, 2022 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.4
Caterpillar Inc. 2014 Long-Term Incentive Plan, amended and restated effective October 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*

10.5
First Amendment to Caterpillar Inc. 2014 Long-Term Incentive Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.6
Caterpillar Inc. Executive Office Annual Incentive Plan amended and restated October 8, 2019 (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*

10.7
Form of Stock Appreciation Right Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*

10.8
Form of Nonqualified Stock Option Award pursuant to the 2006 Long-Term Incentive Plan, dated March 5, 2012 (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*

10.9
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.10
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.11
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.12
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2015 (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)*

10.13
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.14
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.15
Addendum to Form of Nonqualified Stock Option Award pursuant to the 2006 and 2014 Long-Term Incentive Plans for awards granted prior to March 4, 2019 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019)*

10.16
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.17
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.18
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2021 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)*

10.19
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)*

10.20
Form of Nonqualified Stock Option Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)*

10.21
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan for awards granted after 2021 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)*

10.22
Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated effective January 1, 2020 (incorporated by reference from Exhibit 10.17 to the Company's Annual report on Form 10-K for the year ended December 31, 2020)*

10.23
First Amendment to the Caterpillar Inc. Supplemental Retirement Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.24
Second Amendment to the Caterpillar Inc. Supplemental Retirement Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.25
Caterpillar Inc. Supplemental Employees’ Investment Plan, amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.26
First Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July, 24, 2017 (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.27
Second Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.22 the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.28
Third Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.29
Fourth Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.4 the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.30
Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.31
First Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.32
Second Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.33
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)*

10.34
Caterpillar Inc. Deferred Employees’ Investment Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.35
First Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.36
Second Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.37
Third Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of January 1, 2022 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.38
Fourth Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.39
Caterpillar Inc. Supplemental Deferred Compensation Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.40
First Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.41
Second Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.42
Third Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan effective January 1, 2019 (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.43
Fourth Amendment to the Caterpillar Supplemental Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.44
Fifth Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 1, 2022(incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.45
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through First Amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.46
Second Amendment to the Solar Turbines Incorporated Managerial Retirement Objective Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.47
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.48
First Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2020 (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.49
Second Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2022 (incorporated by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.50
Revised Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated August 28, 2018 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*

10.51
Mercer Super Trust CatSuper Special Arrangement Agreement between Caterpillar of Australia PTY LTD and Robert Brian Charter dated June 26, 2007 (incorporated by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 14, 2019)*

10.52
Mercer Super Trust CatSuper Special Arrangement Agreement, by and between Caterpillar of Australia PTY LTD. and Robert Brian Charter dated April 4, 2018 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.53	Time Share Agreement dated January 10, 2017 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed December 31, 2016)*
10.54
Credit Agreement (2022 364-Day Facility), dated September 1, 2022, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2022)

10.55
Local Currency Addendum to the 2022 364-Day Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.56
Japan Local Currency Addendum, dated as of September 1, 2022, to the Credit Agreement (2022 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 6, 2022)

10.57
Credit Agreement, Short-Term Facility, dated as of April 21, 2020, by and among Caterpillar Inc., and Caterpillar Financial Services Corporation, the financial institutions named therein, Citibank, N.A., BofA Securities, Inc., JP Morgan Chase Bank, and Société Générale (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020)

10.58
Third Amended and Restated Credit Agreement (3-Year Facility) dated September 1, 2022, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.59
Local Currency Addendum to the 3-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.60
Japan Local Currency Addendum to the 3-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.61
Third Amended and Restated Credit Agreement (5-Year Facility) dated September 1, 2022, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.62
Local Currency Addendum to the Five-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed September 6, 2022)

10.63
Japan Local Currency Addendum to the 5-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed September 6, 2022)

10.64
Consulting Agreement between William P. Ainsworth and Caterpillar Inc., dated January 26, 2021 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2021)

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

CATERPILLAR INC.
Registrant

February 15, 2023	By:	/s/ Suzette M. Long
Suzette M. Long
Chief Legal Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 15, 2023	/s/ D. James Umpleby III
D. James Umpleby III

February 15, 2023	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 15, 2023	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp

February 15, 2023	/s/ Kelly A. Ayotte	Director
Kelly A. Ayotte

February 15, 2023	/s/ David L. Calhoun	Director
David L. Calhoun

February 15, 2023	/s/ Daniel M. Dickinson	Director
Daniel M. Dickinson

February 15, 2023	/s/ Gerald Johnson	Director
Gerald Johnson

February 15, 2023	/s/ David W. MacLennan	Director
David W. MacLennan

February 15, 2023	/s/ Debra L. Reed-Klages	Presiding Director
Debra L. Reed-Klages

February 15, 2023	/s/ Edward B. Rust, Jr.	Director
Edward B. Rust, Jr.

February 15, 2023	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 15, 2023	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.