Form 10-Q
period 2023-03-31
CATERPILLAR INC
filed 2023-05-03
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

At March 31, 2023, 515,920,061 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31
	2023	2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,099	$12,886
Revenues of Financial Products	763	703
Total sales and revenues	15,862	13,589

Operating costs:
Cost of goods sold	10,103	9,559
Selling, general and administrative expenses	1,463	1,346
Research and development expenses	472	457
Interest expense of Financial Products	217	106
Other operating (income) expenses	876	266
Total operating costs	13,131	11,734

Operating profit	2,731	1,855

Interest expense excluding Financial Products	129	109
Other income (expense)	32	253

Consolidated profit before taxes	2,634	1,999

Provision (benefit) for income taxes	708	469
Profit of consolidated companies	1,926	1,530

Equity in profit (loss) of unconsolidated affiliated companies	16	7

Profit of consolidated and affiliated companies	1,942	1,537

Less: Profit (loss) attributable to noncontrolling interests	(1)	—

Profit [1]	$1,943	$1,537

Profit per common share	$3.76	$2.88

Profit per common share – diluted [2]	$3.74	$2.86

Weighted-average common shares outstanding (millions)
– Basic	516.2	534.5
– Diluted [2]	519.4	538.3

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2023	2022

Profit of consolidated and affiliated companies	$1,942	$1,537
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	607	(115)
Pension and other postretirement benefits:	(2)	(1)
Derivative financial instruments:	84	23
Available-for-sale securities:	22	(64)

Total other comprehensive income (loss), net of tax	711	(157)
Comprehensive income	2,653	1,380
Less: comprehensive income attributable to the noncontrolling interests	(1)	—
Comprehensive income attributable to shareholders	$2,654	$1,380

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,789	$7,004
Receivables – trade and other	9,230	8,856
Receivables – finance	9,119	9,013
Prepaid expenses and other current assets	2,889	2,642
Inventories	17,633	16,270
Total current assets	45,660	43,785

Property, plant and equipment – net	11,973	12,028
Long-term receivables – trade and other	1,209	1,265
Long-term receivables – finance	11,845	12,013
Noncurrent deferred and refundable income taxes	2,405	2,213
Intangible assets	694	758
Goodwill	5,309	5,288
Other assets	4,554	4,593
Total assets	$83,649	$81,943

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$3
Financial Products	5,841	5,954
Accounts payable	8,951	8,689
Accrued expenses	4,121	4,080
Accrued wages, salaries and employee benefits	1,368	2,313
Customer advances	2,202	1,860
Dividends payable	—	620
Other current liabilities	3,035	2,690
Long-term debt due within one year:
Machinery, Energy & Transportation	37	120
Financial Products	6,287	5,202
Total current liabilities	31,842	31,531

Long-term debt due after one year:
Machinery, Energy & Transportation	9,558	9,498
Financial Products	15,315	16,216
Liability for postemployment benefits	4,069	4,203
Other liabilities	4,695	4,604
Total liabilities	65,479	66,052
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/23 and 12/31/22 – 814,894,624) at paid-in amount	6,546	6,560
Treasury stock: (3/31/23 – 298,974,563 shares; 12/31/22 – 298,549,134 shares) at cost	(32,108)	(31,748)
Profit employed in the business	45,457	43,514
Accumulated other comprehensive income (loss)	(1,746)	(2,457)
Noncontrolling interests	21	22
Total shareholders’ equity	18,170	15,891
Total liabilities and shareholders’ equity	$83,649	$81,943

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit of consolidated and affiliated companies	—	—	1,537	—	—	1,537
Foreign currency translation, net of tax	—	—	—	(115)	—	(115)
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	23	—	23
Available-for-sale securities, net of tax	—	—	—	(64)	—	(64)
Dividends declared	—	—	1	—	—	1
Common shares issued from treasury stock for stock-based compensation: 1,037,468	(65)	37	—	—	—	(28)
Stock-based compensation expense	40	—	—	—	—	40
Common shares repurchased: 3,571,684 [1]	—	(720)	—	—	—	(720)
Other	(92)	—	—	—	—	(92)
Balance at March 31, 2022	$6,281	$(28,326)	$40,820	$(1,710)	$32	$17,097

Three Months Ended March 31, 2023
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit of consolidated and affiliated companies	—	—	1,943	—	(1)	1,942
Foreign currency translation, net of tax	—	—	—	607	—	607
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	84	—	84
Available-for-sale securities, net of tax	—	—	—	22	—	22
Common shares issued from treasury stock for stock-based compensation: 1,276,331	(66)	41	—	—	—	(25)
Stock-based compensation expense	44	—	—	—	—	44
Common shares repurchased: 1,701,760 [1]	—	(400)	—	—	—	(400)
Other	8	(1)	—	—	—	7
Balance at March 31, 2023	$6,546	$(32,108)	$45,457	$(1,746)	$21	$18,170

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31
	2023	2022
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,942	$1,537
Adjustments for non-cash items:
Depreciation and amortization	532	557
Provision (benefit) for deferred income taxes	(191)	(99)
Loss on divestiture	572	—
Other	117	(52)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(329)	(372)
Inventories	(1,403)	(1,032)
Accounts payable	477	452
Accrued expenses	38	(74)
Accrued wages, salaries and employee benefits	(950)	(965)
Customer advances	365	311
Other assets – net	107	99
Other liabilities – net	296	(49)
Net cash provided by (used for) operating activities	1,573	313

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(422)	(346)
Expenditures for equipment leased to others	(328)	(333)
Proceeds from disposals of leased assets and property, plant and equipment	184	269
Additions to finance receivables	(3,020)	(2,988)
Collections of finance receivables	3,169	2,966
Proceeds from sale of finance receivables	24	9
Investments and acquisitions (net of cash acquired)	(5)	(8)
Proceeds from sale of businesses and investments (net of cash sold)	(14)	—
Proceeds from sale of securities	239	571
Investments in securities	(536)	(1,438)
Other – net	26	(15)
Net cash provided by (used for) investing activities	(683)	(1,313)

Cash flow from financing activities:
Dividends paid	(620)	(595)
Common stock issued, including treasury shares reissued	(25)	(28)
Common shares repurchased	(400)	(820)
Proceeds from debt issued (original maturities greater than three months):
Machinery, Energy & Transportation	—	—
Financial Products	1,517	2,131
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(90)	(6)
Financial Products	(1,385)	(1,381)
Short-term borrowings – net (original maturities three months or less)	(103)	(1,016)
Net cash provided by (used for) financing activities	(1,106)	(1,715)
Effect of exchange rate changes on cash	(1)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	(217)	(2,731)
Cash, cash equivalents and restricted cash at beginning of period	7,013	9,263
Cash, cash equivalents and restricted cash at end of period	$6,796	$6,532

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2023 and 2022, (b) the consolidated comprehensive income for the three months ended March 31, 2023 and 2022, (c) the consolidated financial position at March 31, 2023 and December 31, 2022, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2023 and 2022 and (e) the consolidated cash flow for the three months ended March 31, 2023 and 2022.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

The December 31, 2022 financial position data included herein is derived from the audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

2.                                   New accounting guidance

A. Adoption of new accounting standards

Supplier finance programs (ASU 2022-04) - In September 2022, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU was effective on January 1, 2023, except for the rollforward, which is effective on January 1, 2024. Our adoption of this guidance results in the following disclosures relating to our supplier finance programs and related obligations.

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $970 million and $862 million at March 31, 2023 and December 31, 2022, respectively.

We consider the applicability and impact of all ASUs. We adopted the following ASUs effective January 1, 2023, none of which had a material impact on our financial statements:

ASU	Description
2021-08	Business combinations
2022-02	Financial instruments - Credit losses
2022-06	Reference rate reform

B. Accounting standards issued but not yet adopted

We consider the applicability and impact of all ASUs. We assessed the ASUs and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,854 million, $7,551 million and $7,267 million as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively. Long-term trade receivables from dealers and end users were $472 million, $506 million and $624 million as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized prior to invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $195 million, $247 million and $187 million as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,664 million, $2,314 million and $1,557 million as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2023 and 2022, we recognized $737 million and $437 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2023 and 2022.

As of March 31, 2023, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $12.6 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following March 31, 2023. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $44 million and $40 million for the three months ended March 31, 2023 and 2022, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	777,275	$75.79	$253.98	1,029,202	$51.69	$196.70
RSUs	379,426	$253.98	$253.98	484,025	$196.70	$196.70
PRSUs	221,869	$253.98	$253.98	258,900	$196.70	$196.70

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2023 and 2022, respectively:

	Grant Year
	2023	2022
Weighted-average dividend yield	2.60%	2.60%
Weighted-average volatility	31.0%	31.7%
Range of volatilities	28.5% - 35.5%	25.3% - 36.8%
Range of risk-free interest rates	3.92% - 5.03%	1.03% - 2.00%
Weighted-average expected lives	7 years	8 years

As of March 31, 2023, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $305 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of March 31, 2023, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	March 31, 2023		December 31, 2022
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$452	$(106)	$462	$(152)
Interest rate contracts	86	(221)	93	(288)
Total	$538	$(327)	$555	$(440)

Undesignated derivatives
Foreign exchange contracts	$30	$(67)	$65	$(47)
Commodity contracts	27	(10)	24	(9)
Total	$57	$(77)	$89	$(56)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of March 31, 2023 and December 31, 2022 were $22.8 billion and $24.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended March 31
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$(28)	$(63)	$58	$(9)	$(65)	$26
Interest rate contracts	(27)	7	(2)	56	13	(7)
Commodity contract	8	93	—	—	—	—
Total	$(47)	$37	$56	$47	$(52)	$19

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term debt due within one year	$194	$—	$(6)	$—
Long-term debt due after one year	4,115	4,173	(189)	(280)
Total	$4,309	$4,173	$(195)	$(280)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of March 31, 2023 and December 31, 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$595	$(404)	$644	$(496)
Financial Instruments Not Offset	(164)	164	(233)	233
Net Amount	$431	$(240)	$411	$(263)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	March 31, 2023	December 31, 2022
Raw materials	$6,776	$6,370
Work-in-process	1,656	1,452
Finished goods	8,868	8,138
Supplies	333	310
Total inventories	$17,633	$16,270

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		March 31, 2023
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,241	$(1,717)	$524
Intellectual property	13	1,470	(1,345)	125
Other	17	121	(76)	45
Total finite-lived intangible assets	15	$3,832	$(3,138)	$694

		December 31, 2022
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,233	$(1,675)	$558
Intellectual property	12	1,473	(1,320)	153
Other	16	132	(85)	47
Total finite-lived intangible assets	14	$3,838	$(3,080)	$758

Amortization expense for the three months ended March 31, 2023 and 2022 was $66 million and $72 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2023	2024	2025	2026	2027	Thereafter
$151	$171	$161	$91	$27	$93

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2023 or 2022.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2023 were as follows:

(Millions of dollars)	December 31, 2022	Other Adjustments [1]	March 31, 2023
Construction Industries
Goodwill	$287	$(3)	$284
Impairments	(22)	—	(22)
Net goodwill	265	(3)	262
Resource Industries
Goodwill	4,130	18	4,148
Impairments	(1,175)	—	(1,175)
Net goodwill	2,955	18	2,973
Energy & Transportation
Goodwill	2,947	6	2,953
Impairments	(925)	—	(925)
Net goodwill	2,022	6	2,028
All Other [2]
Goodwill	46	—	46
Impairments	—	—	—
Net goodwill	46	—	46
Consolidated total
Goodwill	7,410	21	7,431
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,288	$21	$5,309

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	March 31, 2023			December 31, 2022
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$(1)	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	61	(4)	57	60	(5)	55

Corporate debt securities
Corporate bonds and other debt securities	2,594	(75)	2,519	2,561	(95)	2,466
Asset-backed securities	189	(5)	184	187	(5)	182

Mortgage-backed debt securities
U.S. governmental agency	366	(25)	341	364	(31)	333
Residential	3	(1)	2	3	(1)	2
Commercial	135	(10)	125	127	(10)	117
Total available-for-sale debt securities	$3,358	$(121)	$3,237	$3,311	$(147)	$3,164

Available-for-sale debt securities in an unrealized loss position:

	March 31, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$13	$1	$26	$4	$39	$5

Corporate debt securities
Corporate bonds	990	19	931	61	1,921	80
Asset-backed securities	67	2	86	4	153	6

Mortgage-backed debt securities
U.S. governmental agency	107	3	226	22	333	25
Commercial	42	2	83	8	125	10
	$1,219	$27	$1,352	$99	$2,571	$126

	December 31, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$19	$1	$20	$4	$39	$5
Corporate debt securities
Corporate bonds	1,815	46	357	50	2,172	96
Asset-backed securities	75	2	55	3	130	5

Mortgage-backed debt securities
U.S. governmental agency	229	16	98	15	327	31
Residential	2	—	1	1	3	1
Commercial	63	5	54	5	117	10
Total	$2,203	$70	$585	$78	$2,788	$148

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in interest rates and credit-related yield spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2023.

The cost basis and fair value of available-for-sale debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2023
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$961	$950
Due after one year through five years	1,571	1,511
Due after five years through ten years	257	245
Due after ten years	65	63
U.S. governmental agency mortgage-backed securities	366	341
Residential mortgage-backed securities	3	2
Commercial mortgage-backed securities	135	125
Total debt securities – available-for-sale	$3,358	$3,237

Sales of available-for-sale debt securities:
	Three Months Ended March 31
(Millions of dollars)	2023	2022
Proceeds from the sale of available-for-sale securities	$223	$96
Gross gains from the sale of available-for-sale securities	—	—
Gross losses from the sale of available-for-sale securities	—	—

In addition, we had $250 million of investments in time deposits classified as held-to-maturity debt securities as of March 31, 2023. We did not have any investments classified as held-to-maturity debt securities as of December 31, 2022. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.
For the three months ended March 31, 2023 and 2022, the net unrealized gains (losses) for equity securities held at March 31, 2023 and 2022 were $(8) million and $(12) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31		March 31		March 31
(Millions of dollars)	2023	2022	2023	2022	2023	2022
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$10	$13	$17	$25
Interest cost	164	100	31	18	36	20
Expected return on plan assets	(172)	(167)	(40)	(34)	(3)	(4)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(1)
Net periodic benefit cost (benefit) [1]	$(8)	$(67)	$1	$(3)	$47	$40

1 The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $208 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2023. We currently anticipate full-year 2023 contributions of approximately $372 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31
(Millions of dollars)	2023	2022
U.S. Plans	$149	$114
Non-U.S. Plans	29	29
	$178	$143

The increase in the U.S. defined contribution benefit costs for the three months ended March 31, 2023 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31
(Millions of dollars)	2023	2022
Finance lease revenue	$104	$112
Operating lease revenue	275	278
Total	$379	$390

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

Caterpillar dealer performance guarantees
Dealer performance guarantees mainly consists of an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds have varying terms and are issued to insure governmental agencies against nonperformance by certain dealers.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2023 and December 31, 2022, the related recorded liability was $4 million and $2 million, respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees was as follows:

(Millions of dollars)	March 31, 2023	December 31, 2022
Caterpillar dealer performance guarantees	$191	$188
Other guarantees	381	323
Total guarantees	$572	$511

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2023 and December 31, 2022, the SPC’s assets of $1.13 billion and $971 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.13 billion and $970 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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
The reconciliation of the change in our product warranty liability balances for the quarters ended March 31 was as follows:

	First Three Months
(Millions of dollars)	2023	2022
Warranty liability, beginning of period	$1,761	$1,689
Reduction in liability (payments)	(213)	(194)
Increase in liability (new warranties)	246	168
Warranty liability, end of period	$1,794	$1,663

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31
(Dollars in millions except per share data)	2023	2022
Profit for the period (A) [1]	$1,943	$1,537
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	516.2	534.5
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.2	3.8
Average common shares outstanding for fully diluted computation (C) [2]	519.4	538.3
Profit per share of common stock:
Assuming no dilution (A/B)	$3.76	$2.88
Assuming full dilution (A/C) [2]	$3.74	$2.86
Shares outstanding as of March 31 (in millions)	515.9	533.4

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2023 and 2022, we excluded 0.8 million and 2.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three months ended March 31, 2023 and 2022, we repurchased 1.7 million and 3.6 million shares of Caterpillar common stock, respectively, at an aggregate cost of $400 million and $720 million, respectively. We made these purchases through open market transactions in 2023 and the combination of an accelerated stock repurchase agreement with a third-party financial institution and open market transactions in 2022.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended March 31
(Millions of dollars)	2023	2022
Foreign currency translation:
Beginning balance	$(2,328)	$(1,508)
Gains (losses) on foreign currency translation	103	(104)
Less: Tax provision /(benefit)	(10)	11
Net gains (losses) on foreign currency translation	113	(115)
(Gains) losses reclassified to earnings	494	—
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	494	—
Other comprehensive income (loss), net of tax	607	(115)
Ending balance	$(1,721)	$(1,623)

Pension and other postretirement benefits
Beginning balance	$(39)	$(62)
Current year prior service credit (cost)	—	—
Less: Tax provision /(benefit)	—	—
Net current year prior service credit (cost)	—	—
Amortization of prior service (credit) cost	(3)	(1)
Less: Tax provision /(benefit)	(1)	—
Net amortization of prior service (credit) cost	(2)	(1)
Other comprehensive income (loss), net of tax	(2)	(1)
Ending balance	$(41)	$(63)
Derivative financial instruments
Beginning balance	$28	$(3)
Gains (losses) deferred	56	47
Less: Tax provision /(benefit)	12	10
Net gains (losses) deferred	44	37
(Gains) losses reclassified to earnings	52	(19)
Less: Tax provision /(benefit)	12	(5)
Net (gains) losses reclassified to earnings	40	(14)
Other comprehensive income (loss), net of tax	84	23
Ending balance	$112	$20

Available-for-sale securities
Beginning balance	$(118)	$20
Gains (losses) deferred	26	(79)
Less: Tax provision /(benefit)	4	(15)
Net gains (losses) deferred	22	(64)
(Gains) losses reclassified to earnings	—	—
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	—	—
Other comprehensive income (loss), net of tax	22	(64)
Ending balance	$(96)	$(44)

Total AOCI Ending Balance at March 31	$(1,746)	$(1,710)

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

15.                              Income taxes

The effective tax rate for the three months ended March 31, 2023 was 26.9 percent compared to 23.4 percent for the three months ended March 31, 2022.

The provision for income taxes for the three months ended March 31, 2023, reflected an estimated annual tax rate of 23 percent, compared with 24 percent for the three months ended March 31, 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was approximately 23.2 percent.

The estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company's Longwall business in the three months ended March 31, 2023. In addition, the company recorded a discrete tax benefit of $32 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $12 million benefit for the three months ended March 31, 2022.

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

Construction Industries: A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; cold planers; compactors; compact track loaders; forestry machines; material handlers; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; track-type loaders; track-type tractors (small, medium); track excavators (mini, small, medium, large); wheel excavators; wheel loaders (compact, small, medium); and related parts and work tools. Inter-segment sales are a source of revenue for this segment.

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

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Cat machinery; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

Financial Products Segment:  Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.

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
Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 27 to 29 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

•Corporate costs:  These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•Restructuring costs: May include costs for employee separation, long-lived asset impairments, contract terminations and divestiture impacts. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. See Note 20 for more information.

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

For the three months ended March 31, 2023 and 2022, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended March 31, 2023
Construction Industries	$3,608	$599	$1,336	$1,161	$6,704		$42	$6,746
Resource Industries	1,308	474	599	978	3,359		68	3,427
Energy & Transportation	2,572	380	1,384	719	5,055		1,199	6,254
Financial Products Segment	575	104	114	109	902	[1]	—	902
Total sales and revenues from reportable segments	8,063	1,557	3,433	2,967	16,020		1,309	17,329
All Other operating segment	18	—	4	13	35		76	111
Corporate Items and Eliminations	(131)	(18)	(19)	(25)	(193)		(1,385)	(1,578)
Total Sales and Revenues	$7,950	$1,539	$3,418	$2,955	$15,862		$—	$15,862

Three Months Ended March 31, 2022
Construction Industries	$2,720	$627	$1,277	$1,462	$6,086		$29	$6,115
Resource Industries	1,018	399	594	748	2,759		71	2,830
Energy & Transportation	1,938	310	1,184	600	4,032		1,006	5,038
Financial Products Segment	503	73	96	111	783	[1]	—	783
Total sales and revenues from reportable segments	6,179	1,409	3,151	2,921	13,660		1,106	14,766
All Other operating segment	18	—	5	16	39		79	118
Corporate Items and Eliminations	(60)	(16)	(11)	(23)	(110)		(1,185)	(1,295)
Total Sales and Revenues	$6,137	$1,393	$3,145	$2,914	$13,589		$—	$13,589

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $162 million and $100 million in the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended March 31
(Millions of dollars)	2023	2022
Oil and gas	$1,314	$948
Power generation	1,284	1,012
Industrial	1,255	1,020
Transportation	1,202	1,052
Energy & Transportation External Sales	$5,055	$4,032

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended March 31
	2023	2022
Profit from reportable segments:
Construction Industries	$1,790	$1,057
Resource Industries	764	361
Energy & Transportation	1,057	538
Financial Products Segment	232	238
Total profit from reportable segments	3,843	2,194
Profit from All Other operating segment	11	3
Cost centers	30	10
Corporate costs	(238)	(198)
Timing	(206)	(98)
Restructuring costs	(611)	(13)
Methodology differences:
Inventory/cost of sales	126	168
Postretirement benefit expense	(31)	81
Stock-based compensation expense	(44)	(40)
Financing costs	(50)	(100)
Currency	(26)	106
Other income/expense methodology differences	(146)	(81)
Other methodology differences	(24)	(33)
Total consolidated profit before taxes	$2,634	$1,999

Reconciliation of Assets:

(Millions of dollars)	March 31, 2023	December 31, 2022
Assets from reportable segments:
Construction Industries	$5,584	$5,168
Resource Industries	5,719	5,775
Energy & Transportation	9,513	9,455
Financial Products Segment	34,591	34,269
Total assets from reportable segments	55,407	54,667
Assets from All Other operating segment	1,795	1,828
Items not included in segment assets:
Cash and cash equivalents	6,017	6,042
Deferred income taxes	2,287	2,098
Goodwill and intangible assets	4,437	4,248
Property, plant and equipment – net and other assets	4,523	4,234
Inventory methodology differences	(3,441)	(3,063)
Liabilities included in segment assets	13,118	12,519
Other	(494)	(630)
Total assets	$83,649	$81,943

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended March 31
	2023	2022
Depreciation and amortization from reportable segments:
Construction Industries	$54	$58
Resource Industries	87	92
Energy & Transportation	129	134
Financial Products Segment	178	188
Total depreciation and amortization from reportable segments	448	472
Items not included in segment depreciation and amortization:
All Other operating segment	57	58
Cost centers	20	21
Other	7	6
Total depreciation and amortization	$532	$557

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended March 31
	2023	2022
Capital expenditures from reportable segments:
Construction Industries	$32	$32
Resource Industries	26	22
Energy & Transportation	169	177
Financial Products Segment	279	241
Total capital expenditures from reportable segments	506	472
Items not included in segment capital expenditures:
All Other operating segment	26	16
Cost centers	22	9
Timing	212	192
Other	(16)	(10)
Total capital expenditures	$750	$679

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 28 months as of March 31, 2023.

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

During the three months ended March 31, 2023, Cat Financial's forecasts for the markets in which it operates reflected a continuation of the trend of relatively low unemployment rates and delinquencies. However, delinquencies show an increasing trend as persistently high inflation rates and consequent central bank actions are weakening global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three months ended March 31, 2023.

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
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Power Finance - Finance receivables originated worldwide related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Allowance for Credit Losses:	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$277	$65	$342	$251	$82	$333
Write-offs	(20)	—	(20)	(20)	—	(20)
Recoveries	10	—	10	12	—	12
Provision for credit losses [1]	10	—	10	26	(1)	25
Other	1	—	1	2	—	2
Ending balance	$278	$65	$343	$271	$81	$352

Finance Receivables	$19,573	$1,721	$21,294	$20,289	$1,722	$22,011

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.
Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total

North America	$—	$3	$3	$—	$—	$—	$4	10
EAME	—	1	—	1	—	—	—	2
Asia/Pacific	—	—	2	1	1	—	—	4
Latin America	—	—	1	2	1	—	—	4
Total	$—	$4	$6	$4	$2	$—	$4	$20

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$886	$3,585	$2,931	$1,308	$525	$168	$255	$9,658
31-60 days past due	3	29	30	18	8	2	3	93
61-90 days past due	—	11	8	5	2	1	2	29
91+ days past due	—	12	19	12	5	5	3	56

EAME
Current	310	1,198	864	423	234	189	—	3,218
31-60 days past due	2	15	12	4	2	1	—	36
61-90 days past due	—	7	5	3	2	—	—	17
91+ days past due	—	8	23	14	3	2	—	50

Asia/Pacific
Current	248	896	568	230	48	14	—	2,004
31-60 days past due	—	9	12	9	2	—	—	32
61-90 days past due	—	4	4	3	1	—	—	12
91+ days past due	—	4	6	5	3	1	—	19

Mining
Current	318	837	520	186	137	98	56	2,152
31-60 days past due	—	5	—	4	1	—	—	10
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	—	—	—	—	1

Latin America
Current	182	716	339	124	51	28	—	1,440
31-60 days past due	—	17	32	4	9	9	—	71
61-90 days past due	—	4	4	1	—	3	—	12
91+ days past due	—	5	14	8	2	1	—	30

Power Finance
Current	12	76	78	140	32	159	133	630
31-60 days past due	—	—	—	—	—	2	—	2
61-90 days past due	—	—	—	—	—	1	—	1
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$1,956	$7,308	$5,300	$2,411	$1,027	$656	$444	$19,102
31-60 days past due	5	75	86	39	22	14	3	244
61-90 days past due	—	26	21	12	5	5	2	71
91+ days past due	—	29	63	39	13	9	3	156
Total Customer	$1,961	$7,438	$5,470	$2,501	$1,067	$684	$452	$19,573

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56

EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53

Asia/Pacific
Current	1,033	684	313	69	18	2	—	2,119
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18

Mining
Current	863	575	220	171	93	108	80	2,110
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29

Power Finance
Current	78	85	142	33	18	161	125	642
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5

Totals by Aging Category
Current	$7,929	$5,973	$2,827	$1,275	$516	$393	$445	$19,358
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total Customer	$8,023	$6,121	$2,924	$1,314	$529	$405	$456	$19,772

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer

As of March 31, 2023 and December 31, 2022, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $58 million that were 91+ days past due in Latin America, all of which were originated in 2017.

Non-accrual finance receivables

Recognition of income is suspended and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. Contracts on non-accrual status are generally more than 120 days past due. Recognition is resumed and previously suspended income is recognized when collection is considered probable. Payments received while the finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. Interest earned but uncollected prior to the receivable being placed on non-accrual status is written off through Provision for credit losses when, in the judgment of management, it is considered uncollectible.

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	March 31, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$48	$—	$12	$52	$4	$11
EAME	44	—	6	43	—	10
Asia/Pacific	12	—	7	11	—	7
Mining	2	—	—	—	1	—
Latin America	77	—	—	45	—	—
Power Finance	8	—	—	5	11	—
Total	$191	$—	$25	$156	$16	$28

Interest income recognized for customer finance receivables on non-accrual status was not material during the three months ended March 31, 2023 and 2022.

There were $58 million in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of March 31, 2023 and December 31, 2022, all of which was in Latin America.

Modifications

Cat Financial periodically modifies loan terms in response to borrowers’ financial difficulty. Typically, the types of modifications granted are payment deferrals, interest only payment periods and/or term extensions. During the three months ended March 31, 2023, loan modifications granted to borrowers experiencing financial difficulty were not material.

The effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses based on the methodologies used to estimate the allowance; therefore, a change to the allowance for credit losses is generally not recorded upon modification. On rare occasions when principal forgiveness is provided, the amount forgiven is written off against the allowance for credit losses.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	57	—	—	57
Corporate debt securities
Corporate bonds and other debt securities	—	2,469	50	—	2,519
Asset-backed securities	—	184	—	—	184
Mortgage-backed debt securities
U.S. governmental agency	—	341	—	—	341
Residential	—	2	—	—	2
Commercial	—	125	—	—	125
Total debt securities	9	3,178	50	—	3,237
Equity securities
Large capitalization value	200	—	—	—	200
Smaller company growth	32	—	—	—	32
REIT	—	—	—	200	200
Total equity securities	232	—	—	200	432
Derivative financial instruments - assets
Foreign currency contracts - net	—	309	—	—	309
Commodity contracts - net	—	17	—	—	17
Total assets	$241	$3,504	$50	$200	$3,995
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$135	$—	$—	$135
Total liabilities	$—	$135	$—	$—	$135

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	55	—	—	55
Corporate debt securities
Corporate bonds and other debt securities	—	2,416	50	—	2,466
Asset-backed securities	—	182	—	—	182
Mortgage-backed debt securities
U.S. governmental agency	—	333	—	—	333
Residential	—	2	—	—	2
Commercial	—	117	—	—	117
Total debt securities	9	3,105	50	—	3,164
Equity securities
Large capitalization value	203	—	—	—	203
Smaller company growth	31	—	—	—	31
REIT	—	—	—	207	207
Total equity securities	234	—	—	207	441
Derivative financial instruments - assets
Foreign currency contracts - net	—	328	—	—	328
Commodity contracts - net	—	15	—	—	15
Total Assets	$243	$3,448	$50	$207	$3,948
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$195	$—	$—	$195
Total liabilities	$—	$195	$—	$—	$195

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $61 million and $68 million as of March 31, 2023 and December 31, 2022, respectively.

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

Our financial instruments not carried at fair value were as follows:

	March 31, 2023		December 31, 2022
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$14,010	$13,488	$13,965	$13,377	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,024	967	827	778	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,595	9,542	9,618	9,240	2
Financial Products	21,602	21,066	21,418	20,686	2

1    Represents finance leases and failed sale leasebacks of $7,198 million and $7,325 million at March 31, 2023 and December 31, 2022, respectively.

19.                         Other income (expense)

	Three Months Ended March 31
(Millions of dollars)	2023	2022
Investment and interest income	$93	$21
Foreign exchange gains (losses) [1]	(72)	47
License fee income	31	32
Net periodic pension and OPEB income (cost), excluding service cost	(13)	68
Gains (losses) on securities	(11)	(12)
Miscellaneous income (loss)	4	97
Total	$32	$253

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

Restructuring costs for the three months ended March 31, 2023 and 2022 were as follows:

(Millions of dollars)	Three Months Ended March 31
	2023	2022
Employee separations [1]	$12	$5
Longwall divestiture [1]	586	—
Other [2]	13	8
Total restructuring costs	$611	$13

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, project management, equipment relocation and inventory write-downs, all of which are primarily included in Cost of goods sold.

The restructuring costs for the three months ended March 31, 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation. The transaction is subject to certain post-closing adjustments. For the three months ended March 31, 2022, the restructuring costs were primarily related to actions across the company including strategic actions to address a small number of products.

In 2023 and 2022, all restructuring costs are excluded from segment profit.

The following table summarizes the 2023 and 2022 employee separation activity:

(Millions of dollars)	Three Months Ended March 31
	2023	2022
Liability balance, beginning of period	$39	$61
Increase in liability (separation charges)	12	5
Reduction in liability (payments)	(28)	(19)
Liability balance, end of period	$23	$47

Most of the liability balance at March 31, 2023 is expected to be paid in 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations as well as a discussion of the many factors that we believe may have an impact on our business on an ongoing basis. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2022 Form 10-K.
Highlights for the first quarter of 2023 include:
•Total sales and revenues for the first quarter of 2023 were $15.862 billion, an increase of $2.273 billion, or 17 percent, compared with $13.589 billion in the first quarter of 2022. Sales were higher across the three primary segments.
•Operating profit margin was 17.2 percent for the first quarter of 2023, compared with 13.7 percent for the first quarter of 2022. Adjusted operating profit margin was 21.1 percent for the first quarter of 2023, compared with 13.7 percent for the first quarter of 2022.
•First-quarter 2023 profit per share was $3.74, and excluding the items in the table below, adjusted profit per share was $4.91. First-quarter 2022 profit per share was $2.86, and excluding the items in the table below, adjusted profit per share was $2.88.
•Caterpillar ended the first quarter of 2023 with $6.8 billion of enterprise cash.
•Enterprise operating cash flow was $1.6 billion in the first quarter of 2023.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 55.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$2,634	$3.74	$1,999	$2.86
Restructuring costs - Longwall divestiture	586	1.13	—	—
Other restructuring costs	25	0.04	13	0.02
Adjusted profit	$3,245	$4.91	$2,012	$2.88

Overview
Total sales and revenues for the first quarter of 2023 were $15.862 billion, an increase of $2.273 billion, or 17 percent, compared with $13.589 billion in the first quarter of 2022. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by lower services volume. Sales were higher across the three primary segments.
First-quarter 2023 profit per share was $3.74, compared with $2.86 profit per share in the first quarter of 2022. In the first quarter of 2023 and 2022, profit per share included restructuring costs. First-quarter 2023 restructuring costs included the impact of the divestiture of the company's Longwall business. Profit for the first quarter of 2023 was $1.943 billion, an increase of $406 million, or 26 percent compared with $1.537 billion for the first quarter of 2022. The increase was primarily due to favorable price realization, higher sales volume and higher investment and interest income, partially offset by the impact of the divestiture of the company's Longwall business, higher manufacturing costs and unfavorable impacts from foreign currency exchange, commodity hedges and pension and other postemployment benefit (OPEB) plan costs.

Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, we see positive momentum in 2023 for North America. We expect non-residential construction in North America to grow due to the positive impact of government-related infrastructure investments and a healthy pipeline of construction projects. Although residential construction housing starts have softened, the growth rate of our residential construction equipment remains positive as the supply chain pressures alleviate. In Asia Pacific, excluding China, we expect growth due to public infrastructure spending and supportive commodity prices. We expect continued weakness in China in the excavator industry above 10-tons, which we anticipate to remain below 2022 levels due to low construction activity. In EAME, business activity is now expected increase versus 2022 based on healthy construction project activity, particularly strong construction demand in the Middle East. Although uncertain economic conditions remain in Europe, it is more resilient than we previously anticipated. Construction activity in Latin America is expected to be slightly down versus a strong 2022 performance.
In Resource Industries, we expect healthy mining demand to continue as commodity prices remain above investment thresholds; however, customers continue to remain capital disciplined. We anticipate production and utilization levels will remain elevated. We expect the aging of the fleet and a lower level of parked trucks to support future demand for our equipment and services. The energy transition is expected to support increased commodity demand, expanding our total addressable market and providing opportunities for long-term profitable growth. In heavy construction and quarry and aggregates, we anticipate continued growth supported by infrastructure and major non-residential construction projects.
In Energy & Transportation, we expect sales growth to follow our normal seasonal pattern with higher sales in the second half of 2023 versus the first half of 2023. In Oil & Gas reciprocating engines, although customers remain disciplined, we are encouraged by continued strength in demand for both well servicing and gas compression. Power Generation reciprocating engine demand is expected to remain healthy, including data center strength. New equipment orders and services for turbines and turbine-related services in both Oil & Gas and Power Generation are robust. Industrial remains healthy. In Transportation, we anticipate strength in high-speed marine as customers continue to upgrade aging fleets.
Company Trends and Expectations
For the full-year 2023, we expect a strong top line supported by price realization and higher sales of equipment to end users. We do not anticipate a significant change in dealer inventory at year-end 2023 versus year-end 2022. The environment remains positive with improving supply chain dynamics, a strong backlog and healthy underlying end markets.
We expect higher sales in the second quarter of 2023, compared to the second quarter of 2022 on strong sales of equipment to end users and favorable price realization. Following typical seasonality, we expect higher sales in the second quarter of 2023, compared to the first quarter of 2023. In the second quarter of 2022, we saw a decrease in dealer inventory of $400 million. We expect a smaller decrease in the second quarter of 2023.
We expect operating profit to increase in 2023, compared to 2022. We expect price realization to continue to be favorable in 2023. Throughout 2023, we expect to see moderation of price realization and input cost inflation. Increases in selling, general and administrative (SG&A) and research and development (R&D) expenses are expected throughout 2023 as we continue to invest in strategic initiatives such as services growth and technology, including digital, electrification and autonomy. We continue to anticipate higher pension expense within other income (expense) in 2023, compared to 2022, due to higher interest costs from higher interest rates. The change is estimated to be just over $300 million for the full year as compared to 2022, or about $80 million per quarter. Second quarter 2023 operating profit is expected to be substantially stronger than the second quarter of 2022 on favorable price realization and sales volume. We expect the year-over-year benefit of price realization in the second quarter of 2023 to moderate compared to the benefit we saw in the first quarter of 2023 as we lap prior price year increases.
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

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2023 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2022

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2022 (at left) and the first quarter of 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the first quarter of 2023 were $15.862 billion, an increase of $2.273 billion, or 17 percent, compared with $13.589 billion in the first quarter of 2022. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts primarily related to the euro, Japanese yen and Australian dollar. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by lower services sales volume.
Sales were higher across the three primary segments.
North America sales increased 32 percent due to favorable price realization, higher sales of equipment to end users and the impact from changes in dealer inventories, partially offset by lower services sales volume. Dealer inventory increased more during the first quarter of 2023 than during the first quarter of 2022.
Sales increased 9 percent in Latin America due to favorable price realization, partially offset by the impact from changes in dealer inventories. Dealer inventory increased during the first quarter of 2022, compared with a decrease during the first quarter of 2023.
EAME sales increased 9 percent due to higher sales of equipment to end users and favorable price realization, partially offset by the impact from changes in dealer inventories, unfavorable currency impacts, primarily related to the euro and British pound, and lower services sales volume. Dealer inventory increased more during the first quarter of 2022 than during the first quarter of 2023.
Asia/Pacific sales increased 2 percent driven by favorable price realization and higher services sales volume, partially offset by unfavorable currency impacts, related to the Japanese yen, Australian dollar and Chinese yuan, the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory increased more during the first quarter of 2022 than the first quarter of 2023.
Dealer inventory increased by $1.4 billion during the first quarter of 2023, compared with an increase of $1.3 billion during the first quarter of 2022. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventories to be about flat in 2023 compared to 2022.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2022	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2023	$ Change	% Change

Construction Industries	$6,115	$(173)	$942	$(151)	$13	$6,746	$631	10%
Resource Industries	2,830	157	472	(29)	(3)	3,427	597	21%
Energy & Transportation	5,038	621	480	(78)	193	6,254	1,216	24%
All Other Segment	118	(2)	—	(1)	(4)	111	(7)	(6%)
Corporate Items and Eliminations	(1,215)	(26)	—	1	(199)	(1,439)	(224)
Machinery, Energy & Transportation Sales	12,886	577	1,894	(258)	—	15,099	2,213	17%

Financial Products Segment	783	—	—	—	119	902	119	15%
Corporate Items and Eliminations	(80)	—	—	—	(59)	(139)	(59)
Financial Products Revenues	703	—	—	—	60	763	60	9%

Consolidated Sales and Revenues	$13,589	$577	$1,894	$(258)	$60	$15,862	$2,273	17%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2023
Construction Industries	$3,608	33%	$599	(4%)	$1,336	5%	$1,161	(21%)	$6,704		10%	$42	45%	$6,746	10%
Resource Industries	1,308	28%	474	19%	599	1%	978	31%	3,359		22%	68	(4%)	3,427	21%
Energy & Transportation	2,572	33%	380	23%	1,384	17%	719	20%	5,055		25%	1,199	19%	6,254	24%
All Other Segment	18	—%	—	—%	4	(20%)	13	(19%)	35		(10%)	76	(4%)	111	(6%)
Corporate Items and Eliminations	(48)		—		(1)		(5)		(54)			(1,385)		(1,439)
Machinery, Energy & Transportation Sales	7,458	32%	1,453	9%	3,322	9%	2,866	2%	15,099		17%	—	—%	15,099	17%

Financial Products Segment	575	14%	104	42%	114	19%	109	(2%)	902	[1]	15%	—	—%	902	15%
Corporate Items and Eliminations	(83)		(18)		(18)		(20)		(139)			—		(139)
Financial Products Revenues	492	5%	86	54%	96	10%	89	(4%)	763		9%	—	—%	763	9%

Consolidated Sales and Revenues	$7,950	30%	$1,539	10%	$3,418	9%	$2,955	1%	$15,862		17%	$—	—%	$15,862	17%

First Quarter 2022
Construction Industries	$2,720		$627		$1,277		$1,462		$6,086			$29		$6,115
Resource Industries	1,018		399		594		748		2,759			71		2,830
Energy & Transportation	1,938		310		1,184		600		4,032			1,006		5,038
All Other Segment	18		—		5		16		39			79		118
Corporate Items and Eliminations	(24)		1		(2)		(5)		(30)			(1,185)		(1,215)
Machinery, Energy & Transportation Sales	5,670		1,337		3,058		2,821		12,886			—		12,886

Financial Products Segment	503		73		96		111		783	[1]		—		783
Corporate Items and Eliminations	(36)		(17)		(9)		(18)		(80)			—		(80)
Financial Products Revenues	467		56		87		93		703			—		703

Consolidated Sales and Revenues	$6,137		$1,393		$3,145		$2,914		$13,589			$—		$13,589

1 Includes revenues from Machinery, Energy & Transportation of $162 million and $100 million in the first quarter of 2023 and 2022, respectively.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2022 (at left) and the first quarter of 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the first quarter of 2023 was $2.731 billion, an increase of $876 million, or 47 percent, compared with $1.855 billion in the first quarter of 2022. The increase was primarily due to favorable price realization and higher sales volume, partially offset by the impact of the divestiture of the company's Longwall business and higher manufacturing costs. Unfavorable manufacturing costs largely reflected higher material costs.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation.
Operating profit margin was 17.2 percent for the first quarter of 2023, compared with 13.7 percent for the first quarter of 2022.

Profit by Segment
(Millions of dollars)	First Quarter 2023	First Quarter 2022	$ Change	% Change
Construction Industries	$1,790	$1,057	$733	69%
Resource Industries	764	361	403	112%
Energy & Transportation	1,057	538	519	96%
All Other Segment	11	3	8	267%
Corporate Items and Eliminations	(1,008)	(244)	(764)
Machinery, Energy & Transportation	2,614	1,715	899	52%

Financial Products Segment	232	238	(6)	(3%)
Corporate Items and Eliminations	25	(17)	42
Financial Products	257	221	36	16%
Consolidating Adjustments	(140)	(81)	(59)
Consolidated Operating Profit	$2,731	$1,855	$876	47%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the first quarter of 2023 was $129 million, compared with $109 million in the first quarter of 2022. The increase was due to higher average borrowing rates.
▪Other income (expense) in the first quarter of 2023 was income of $32 million, compared with income of $253 million in the first quarter of 2022. The change was primarily driven by unfavorable impacts from foreign currency exchange, commodity hedges and pension and OPEB plan costs, all partially offset by higher investment and interest income.
▪The provision for income taxes for the first quarter of 2023 reflected an estimated annual tax rate of 23 percent, compared with 24 percent for the first quarter of 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.
The estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business in the first quarter of 2023. In addition, a discrete tax benefit of $32 million was recorded in the first quarter of 2023, compared with a $12 million benefit in the first quarter of 2022, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Construction Industries
Construction Industries’ total sales were $6.746 billion in the first quarter of 2023, an increase of $631 million, or 10 percent, compared with $6.115 billion in the first quarter of 2022. The increase was due to favorable price realization, partially offset by lower sales volume and unfavorable currency impacts primarily related to the Japanese yen, euro and Chinese yuan. The decrease in sales volume was driven by the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2022 than during the first quarter of 2023.
▪In North America, sales increased due to favorable price realization and higher sales volume. Higher sales volume was driven by the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2023 than during the first quarter of 2022.
▪Sales decreased in Latin America primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories. Dealer inventory increased during the first quarter of 2022, compared with a decrease during the first quarter of 2023.
▪In EAME, sales increased primarily due to favorable price realization, partially offset by unfavorable currency impacts, mainly related to the euro.
▪Sales decreased in Asia/Pacific primarily due to lower sales volume and unfavorable currency impacts, primarily related to the Japanese yen and Chinese yuan, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory increased more during the first quarter of 2022 than during the first quarter of 2023.
Construction Industries’ profit was $1.790 billion in the first quarter of 2023, an increase of $733 million, or 69 percent, compared with $1.057 billion in the first quarter of 2022. The increase was mainly due to favorable price realization, partially offset by lower sales volume, including an unfavorable mix of products, and unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected higher material costs.
Construction Industries’ profit as a percent of total sales was 26.5 percent in the first quarter of 2023, compared with 17.3 percent in the first quarter of 2022.
Resource Industries
Resource Industries’ total sales were $3.427 billion in the first quarter of 2023, an increase of $597 million, or 21 percent, compared with $2.830 billion in the first quarter of 2022. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was due to higher sales of equipment to end users, partially offset by lower aftermarket parts sales volume.
Resource Industries’ profit was $764 million in the first quarter of 2023, an increase of $403 million, or 112 percent, compared with $361 million in the first quarter of 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected higher material costs.
Resource Industries’ profit as a percent of total sales was 22.3 percent in the first quarter of 2023, compared with 12.8 percent in the first quarter of 2022.

Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2023	First Quarter 2022	$ Change	% Change
Oil and Gas	$1,314	$948	$366	39%
Power Generation	1,284	1,012	272	27%
Industrial	1,255	1,020	235	23%
Transportation	1,202	1,052	150	14%
External Sales	5,055	4,032	1,023	25%
Inter-segment	1,199	1,006	193	19%
Total Sales	$6,254	$5,038	$1,216	24%

Energy & Transportation’s total sales were $6.254 billion in the first quarter of 2023, an increase of $1.216 billion, or 24 percent, compared with $5.038 billion in the first quarter of 2022. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization.
▪Oil and Gas – Sales increased for reciprocating engine aftermarket parts and engines used in well servicing and gas compression applications. Turbines and turbine-related services increased as well.
▪Power Generation – Sales increased in large reciprocating engines, primarily data center applications, and small reciprocating engines. Turbines and turbine-related services increased as well.
▪Industrial – Sales were up across all regions.
▪Transportation – Sales increased in rail services and marine. International locomotive deliveries were also higher.
Energy & Transportation’s profit was $1.057 billion in the first quarter of 2023, an increase of $519 million, or 96 percent, compared with $538 million in the first quarter of 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs were driven by higher material costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Energy & Transportation’s profit as a percent of total sales was 16.9 percent in the first quarter of 2023, compared with 10.7 percent in the first quarter of 2022.
Financial Products Segment
Financial Products’ segment revenues were $902 million in the first quarter of 2023, an increase of $119 million, or 15 percent, compared with $783 million in the first quarter of 2022. The increase was primarily due to higher average financing rates across all regions.
Financial Products’ segment profit was $232 million in the first quarter of 2023, a decrease of $6 million, or 3 percent, compared with $238 million in the first quarter of 2022. The decrease was mainly due to unfavorable impacts from equity securities, currency exchange losses and mark-to-market adjustments on derivative contracts. These unfavorable impacts were partially offset by higher net yield on average earning assets and lower provision for credit losses at Cat Financial.
At the end of the first quarter of 2023, past dues at Cat Financial were 2.00 percent, compared with 2.05 percent at the end of the first quarter of 2022. Write-offs, net of recoveries, were $10 million for the first quarter of 2023, compared with $8 million for the first quarter of 2022. As of March 31, 2023, Cat Financial's allowance for credit losses totaled $348 million, or 1.27 percent of finance receivables, compared with $346 million, or 1.29 percent of finance receivables at December 31, 2022.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $983 million in the first quarter of 2023, an increase of $722 million from the first quarter of 2022, primarily driven by the divestiture of the company's Longwall business and increased expenses due to timing differences.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation. This impact was included in total restructuring costs.

RESTRUCTURING COSTS

In 2023, we expect to incur about $700 million of restructuring costs, which include a pre-tax loss of approximately $586 million from the divestiture of our Longwall business within Resource Industries on February 1, 2023. In addition, we expect to incur about $100 million of restructuring costs this year primarily related to strategic actions to address a small number of products. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $100 million in 2023 compared with 2022.

Additional information related to restructuring costs is included in Note 20 - "Restructuring Costs" of Part I, Item 1 "Financial Statements".
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring costs, which include the divestiture of the company’s Longwall business, as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring costs, which include the divestiture of the company’s Longwall business.
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
4.Consolidating Adjustments – Elimination of transactions between Machinery, Energy & Transportation and Financial Products.
5.Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes asphalt pavers; backhoe loaders; cold planers; compactors; compact track loaders; forestry machines; material handlers; motor graders; pipelayers; road reclaimers; skid steer loaders; telehandlers; track-type loaders; track-type tractors (small, medium); track excavators (mini, small, medium, large); wheel excavators; wheel loaders (compact, small, medium); and related parts and work tools.
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
9.EAME – A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
10.Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases net of accumulated depreciation at Cat Financial.

11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Cat machinery; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America.
12.Financial Products – The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.
13.Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Energy & Transportation, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.
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
22.Restructuring Costs – May include costs for employee separation, long-lived asset impairments, contract terminations and divestiture impacts. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first three months of 2023 and ended the first quarter with $6.79 billion of cash, a decrease of $215 million from year-end 2022. In addition, ME&T has invested in available-for-sale debt securities that are considered highly liquid and are available for current operations. These securities are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position and were $1.76 billion at the end of March 31, 2023. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first three months of 2023 was $1.57 billion, up $1.26 billion compared to the same period a year ago. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including the loss on divestiture of the company's Longwall business.
Total debt as of March 31, 2023 was $37.04 billion, an increase of $45 million from year-end 2022. Debt related to ME&T decreased $26 million in the first three months of 2023 while debt related to Financial Products increased $71 million.
As of March 31, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2023 was $2.75 billion. Information on our Credit Facility is as follows:
•The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2023.
•The three-year facility, as amended and restated in September 2022, of $2.73 billion (of which $715 million is available to ME&T) expires in August 2025.
•The five-year facility, as amended and restated in September 2022, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in September 2027.

At March 31, 2023, Caterpillar’s consolidated net worth was $18.21 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At March 31, 2023, Cat Financial’s covenant interest coverage ratio was 2.15 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at March 31, 2023, Cat Financial’s six-month covenant leverage ratio was 7.16 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2023, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of March 31, 2023 were:

	March 31, 2023
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,158	586	3,572
Total credit lines available	14,658	3,336	11,322
Less: Commercial paper outstanding	(5,289)	—	(5,289)
Less: Utilized credit	(1,050)	—	(1,050)
Available credit	$8,319	$3,336	$4,983

The other external consolidated credit lines with banks as of March 31, 2023 totaled $4.16 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
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
We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. We account for payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of supplier financing will have a significant impact on our liquidity. Additional information related to the Programs is included in Note 2 - "New accounting guidance" of Part I, Item 1 "Financial Statements".

Machinery, Energy & Transportation
Net cash provided by operating activities was $1.78 billion in the first three months of 2023, compared with net cash used of $78 million for the same period in 2022. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including the loss on divestiture of the company's Longwall business and lower working capital requirements. Within working capital, changes in receivables, accounts payable, customer advances and accrued expenses favorably impacted cash flow, but were partially offset by changes in inventories.
Net cash used by investing activities in the first three months of 2023 was $670 million, compared with net cash used of $1.09 billion in the first three months of 2022. The change was primarily due to decreases in net investment activity.
Net cash used for financing activities during the first three months of 2023 was $1.14 billion, compared with net cash used of $1.57 billion in the same period of 2022. The change was primarily due to lower share repurchases in the first three months of 2023.
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
Operational excellence and commitments – Capital expenditures were $414 million during the first three months of 2023, compared to $348 million for the same period in 2022. We expect ME&T’s capital expenditures in 2023 to be about $1.5 billion. We made $208 million of contributions to our pension and other postretirement benefit plans during the first three months of 2023. We currently anticipate full-year 2023 contributions of approximately $372 million. In comparison, we made $210 million of contributions to our pension and other postretirement benefit plans during the first three months of 2022.
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

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. The Company commenced utilization of the 2022 Authorization for all share repurchases on August 1, 2022, leaving approximately $70 million unutilized under the 2018 Authorization as of March 31, 2023. The Company does not intend to repurchase any additional shares under the 2018 Authorization.

In the first three months of 2023, we repurchased $400 million of Caterpillar common stock, with $12.40 billion remaining under the 2022 Authorization as of March 31, 2023. Our basic shares outstanding as of March 31, 2023 were approximately 516 million.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2023, the Board of Directors approved maintaining our quarterly dividend representing $1.20 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $620 million in the first three months of 2023.

Financial Products
Financial Products operating cash flow was $302 million in the first three months of 2023, compared with $393 million for the same period in 2022. Net cash used for investing activities was $444 million for the first three months of 2023, compared with net cash used of $221 million for the same period in 2022. The change was primarily due to portfolio related activity. Net cash used for financing activities was $43 million for the first three months of 2023 compared with net cash used of $142 million for the same period in 2022. The change was primarily due to higher portfolio funding requirements related to net intercompany purchased receivables.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Part I, Item 1. Note 2 - “New accounting guidance”.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2022 Annual Report on Form 10-K.

OTHER MATTERS

Information related to legal proceedings appears in Note 14—Environmental and Legal Matters of Part II, Item 8 “Financial Statements and Supplementary Data.”

Order Backlog
At the end of the first quarter of 2023, the dollar amount of backlog believed to be firm was approximately $30.4 billion, which was about flat to the fourth quarter of 2022. Of the total backlog at March 31, 2023, approximately $5.6 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of two significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs related to the divestiture of the company's Longwall business and (ii) other restructuring costs. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended March 31, 2023- U.S. GAAP	$2,731	17.2%	$2,634	$708	26.9%	$1,943	$3.74
Restructuring costs - Longwall divestiture	586	3.7%	586	—	—%	586	1.13
Other restructuring costs	25	0.2%	25	5	20.0%	20	0.04
Three Months Ended March 31, 2023 - Adjusted	$3,342	21.1%	$3,245	$713	22.0%	$2,549	$4.91

Three Months Ended March 31, 2022 - U.S. GAAP	$1,855	13.7%	$1,999	$469	23.4%	$1,537	$2.86
Restructuring costs	13	0.1%	13	2	13.0%	11	0.02
Three Months Ended March 31, 2022 - Adjusted	$1,868	13.7%	$2,012	$471	23.4%	$1,548	$2.88

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31
	2023	2022
ME&T net cash provided by operating activities [1]	$1,779	$(78)
ME&T capital expenditures	(414)	(348)
ME&T free cash flow	$1,365	$(426)
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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,099	$15,099	$—	$—
Revenues of Financial Products	763	—	935	(172)	[1]
Total sales and revenues	15,862	15,099	935	(172)

Operating costs:
Cost of goods sold	10,103	10,104	—	(1)	[2]
Selling, general and administrative expenses	1,463	1,320	158	(15)	[2]
Research and development expenses	472	472	—	—
Interest expense of Financial Products	217	—	217	—
Other operating (income) expenses	876	589	303	(16)	[2]
Total operating costs	13,131	12,485	678	(32)

Operating profit	2,731	2,614	257	(140)

Interest expense excluding Financial Products	129	129	—	—
Other income (expense)	32	(14)	(19)	65	[3]

Consolidated profit before taxes	2,634	2,471	238	(75)

Provision (benefit) for income taxes	708	648	60	—
Profit of consolidated companies	1,926	1,823	178	(75)

Equity in profit (loss) of unconsolidated affiliated companies	16	19	—	(3)	[4]

Profit of consolidated and affiliated companies	1,942	1,842	178	(78)

Less: Profit (loss) attributable to noncontrolling interests	(1)	—	2	(3)	[5]

Profit [6]	$1,943	$1,842	$176	$(75)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,789	$6,017	$772	$—
Receivables – trade and other	9,230	3,481	477	5,272	[1,2]
Receivables – finance	9,119	—	14,655	(5,536)	[2]
Prepaid expenses and other current assets	2,889	2,629	289	(29)	[3]
Inventories	17,633	17,633	—	—
Total current assets	45,660	29,760	16,193	(293)

Property, plant and equipment – net	11,973	8,090	3,883	—
Long-term receivables – trade and other	1,209	463	276	470	[1,2]
Long-term receivables – finance	11,845	—	12,346	(501)	[2]
Noncurrent deferred and refundable income taxes	2,405	2,923	118	(636)	[4]
Intangible assets	694	694	—	—
Goodwill	5,309	5,309	—	—
Other assets	4,554	3,795	1,940	(1,181)	[5]
Total assets	$83,649	$51,034	$34,756	$(2,141)

Liabilities
Current liabilities:
Short-term borrowings	$5,841	$—	$5,841	$—
Accounts payable	8,951	8,893	342	(284)	[6,7]
Accrued expenses	4,121	3,646	461	14	[7]
Accrued wages, salaries and employee benefits	1,368	1,341	27	—
Customer advances	2,202	2,196	—	6	[7]
Other current liabilities	3,035	2,400	687	(52)	[4,8]
Long-term debt due within one year	6,324	37	6,287	—
Total current liabilities	31,842	18,513	13,645	(316)

Long-term debt due after one year	24,873	9,589	15,315	(31)	[9]
Liability for postemployment benefits	4,069	4,069	—	—
Other liabilities	4,695	3,786	1,601	(692)	[4]
Total liabilities	65,479	35,957	30,561	(1,039)
Commitments and contingencies
Shareholders’ equity
Common stock	6,546	6,546	905	(905)	[10]
Treasury stock	(32,108)	(32,108)	—	—
Profit employed in the business	45,457	41,277	4,169	11	[10]
Accumulated other comprehensive income (loss)	(1,746)	(657)	(1,089)	—
Noncontrolling interests	21	19	210	(208)	[10]
Total shareholders’ equity	18,170	15,077	4,195	(1,102)
Total liabilities and shareholders’ equity	$83,649	$51,034	$34,756	$(2,141)

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
6     Elimination of payables between ME&T and Financial Products.
7     Reclassification of Financial Products' payables to accrued expenses or customer advances.
8     Elimination of prepaid insurance in Financial Products’ other liabilities.
9     Elimination of debt between ME&T and Financial Products.
10     Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$7,004	$6,042	$962	$—
Receivables – trade and other	8,856	3,710	519	4,627	[1,2]
Receivables – finance	9,013	—	13,902	(4,889)	[2]
Prepaid expenses and other current assets	2,642	2,488	290	(136)	[3]
Inventories	16,270	16,270	—	—
Total current assets	43,785	28,510	15,673	(398)

Property, plant and equipment – net	12,028	8,186	3,842	—
Long-term receivables – trade and other	1,265	418	339	508	[1,2]
Long-term receivables – finance	12,013	—	12,552	(539)	[2]
Noncurrent deferred and refundable income taxes	2,213	2,755	115	(657)	[4]
Intangible assets	758	758	—	—
Goodwill	5,288	5,288	—	—
Other assets	4,593	3,882	1,892	(1,181)	[5]
Total assets	$81,943	$49,797	$34,413	$(2,267)

Liabilities
Current liabilities:
Short-term borrowings	$5,957	$3	$5,954	$—
Accounts payable	8,689	8,657	294	(262)	[6]
Accrued expenses	4,080	3,687	393	—
Accrued wages, salaries and employee benefits	2,313	2,264	49	—
Customer advances	1,860	1,860	—	—
Dividends payable	620	620	—	—
Other current liabilities	2,690	2,215	635	(160)	[4,7]
Long-term debt due within one year	5,322	120	5,202	—
Total current liabilities	31,531	19,426	12,527	(422)

Long-term debt due after one year	25,714	9,529	16,216	(31)	[8]
Liability for postemployment benefits	4,203	4,203	—	—
Other liabilities	4,604	3,677	1,638	(711)	[4]
Total liabilities	66,052	36,835	30,381	(1,164)
Commitments and contingencies
Shareholders’ equity
Common stock	6,560	6,560	905	(905)	[9]
Treasury stock	(31,748)	(31,748)	—	—
Profit employed in the business	43,514	39,435	4,068	11	[9]
Accumulated other comprehensive income (loss)	(2,457)	(1,310)	(1,147)	—
Noncontrolling interests	22	25	206	(209)	[9]
Total shareholders’ equity	15,891	12,962	4,032	(1,103)
Total liabilities and shareholders’ equity	$81,943	$49,797	$34,413	$(2,267)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,942	$1,842	$178	$(78)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	532	342	190	—
Provision (benefit) for deferred income taxes	(191)	(169)	(22)	—
Loss on divestiture	572	572	—	—
Other	117	124	(143)	136	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(329)	205	14	(548)	[2,3]
Inventories	(1,403)	(1,402)	—	(1)	[2]
Accounts payable	477	465	34	(22)	[2]
Accrued expenses	38	6	32	—
Accrued wages, salaries and employee benefits	(950)	(928)	(22)	—
Customer advances	365	365	—	—
Other assets – net	107	223	4	(120)	[2]
Other liabilities – net	296	134	37	125	[2]
Net cash provided by (used for) operating activities	1,573	1,779	302	(508)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(422)	(414)	(9)	1	[2]
Expenditures for equipment leased to others	(328)	—	(330)	2	[2]
Proceeds from disposals of leased assets and property, plant and equipment	184	7	179	(2)	[2]
Additions to finance receivables	(3,020)	—	(3,462)	442	[3]
Collections of finance receivables	3,169	—	3,437	(268)	[3]
Net intercompany purchased receivables	—	—	(258)	258	[3]
Proceeds from sale of finance receivables	24	—	24	—
Net intercompany borrowings	—	—	2	(2)	[4]
Investments and acquisitions (net of cash acquired)	(5)	(5)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(14)	(14)	—	—
Proceeds from sale of securities	239	162	77	—
Investments in securities	(536)	(433)	(103)	—
Other – net	26	27	(1)	—
Net cash provided by (used for) investing activities	(683)	(670)	(444)	431

Cash flow from financing activities:
Dividends paid	(620)	(620)	(75)	75	[5]
Common stock issued, including treasury shares reissued	(25)	(25)	—	—
Common shares repurchased	(400)	(400)	—	—
Net intercompany borrowings	—	(2)	—	2	[4]
Proceeds from debt issued (original maturities greater than three months)	1,517	—	1,517	—
Payments on debt (original maturities greater than three months)	(1,475)	(90)	(1,385)	—
Short-term borrowings – net (original maturities three months or less)	(103)	(3)	(100)	—
Net cash provided by (used for) financing activities	(1,106)	(1,140)	(43)	77
Effect of exchange rate changes on cash	(1)	4	(5)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(217)	(27)	(190)	—
Cash, cash equivalents and restricted cash at beginning of period	7,013	6,049	964	—
Cash, cash equivalents and restricted cash at end of period	$6,796	$6,022	$774	$—

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2023, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
January 1-31, 2023	400,159	$249.89	400,159	$12.699
February 1-28, 2023	385,071	$246.68	385,071	$12.604
March 1-31, 2023	916,530	$223.67	916,530	$12.399
Total	1,701,760	$235.04	1,701,760

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. As of March 31, 2023, $12.4 billion remained available under the 2022 Authorization.

2 In January, February and March of 2023, we repurchased 0.4 million, 0.4 million and 0.9 million shares respectively, for an aggregate of $400 million in open market transactions at an average price per share of $249.89, $246.68 and $223.67, respectively.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2023, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 14,000 active participants in the aggregate. During the first quarter of 2023, approximately 66,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

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

CATERPILLAR INC.

May 3, 2023	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

May 3, 2023	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

May 3, 2023	/s/ Suzette M. Long	Chief Legal Officer and General Counsel
Suzette M. Long

May 3, 2023	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp