Form 10-Q
period 2023-06-30
CATERPILLAR INC
filed 2023-08-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

At June 30, 2023, 510,143,097 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30
	2023	2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$16,545	$13,539
Revenues of Financial Products	773	708
Total sales and revenues	17,318	14,247

Operating costs:
Cost of goods sold	11,065	9,975
Selling, general and administrative expenses	1,528	1,425
Research and development expenses	528	480
Interest expense of Financial Products	245	120
Other operating (income) expenses	300	303
Total operating costs	13,666	12,303

Operating profit	3,652	1,944

Interest expense excluding Financial Products	127	108
Other income (expense)	127	260

Consolidated profit before taxes	3,652	2,096

Provision (benefit) for income taxes	752	427
Profit of consolidated companies	2,900	1,669

Equity in profit (loss) of unconsolidated affiliated companies	24	4

Profit of consolidated and affiliated companies	2,924	1,673

Less: Profit (loss) attributable to noncontrolling interests	2	—

Profit [1]	$2,922	$1,673

Profit per common share	$5.70	$3.15

Profit per common share – diluted [2]	$5.67	$3.13

Weighted-average common shares outstanding (millions)
– Basic	512.9	531.0
– Diluted [2]	515.0	534.1

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30
	2023	2022

Profit of consolidated and affiliated companies	$2,924	$1,673
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(142)	(659)
Pension and other postretirement benefits:	(3)	(1)
Derivative financial instruments:	(41)	(86)
Available-for-sale securities:	(14)	(43)

Total other comprehensive income (loss), net of tax	(200)	(789)
Comprehensive income	2,724	884
Less: comprehensive income attributable to the noncontrolling interests	2	—
Comprehensive income attributable to shareholders	$2,722	$884

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30
	2023	2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$31,644	$26,425
Revenues of Financial Products	1,536	1,411
Total sales and revenues	33,180	27,836

Operating costs:
Cost of goods sold	21,168	19,534
Selling, general and administrative expenses	2,991	2,771
Research and development expenses	1,000	937
Interest expense of Financial Products	462	226
Other operating (income) expenses	1,176	569
Total operating costs	26,797	24,037

Operating profit	6,383	3,799

Interest expense excluding Financial Products	256	217
Other income (expense)	159	513

Consolidated profit before taxes	6,286	4,095

Provision (benefit) for income taxes	1,460	896
Profit of consolidated companies	4,826	3,199

Equity in profit (loss) of unconsolidated affiliated companies	40	11

Profit of consolidated and affiliated companies	4,866	3,210

Less: Profit (loss) attributable to noncontrolling interests	1	—

Profit [1]	$4,865	$3,210

Profit per common share	$9.46	$6.03

Profit per common share – diluted [2]	$9.41	$5.99

Weighted-average common shares outstanding (millions)
– Basic	514.3	532.6
– Diluted [2]	517.1	536.1

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30
	2023	2022

Profit of consolidated and affiliated companies	$4,866	$3,210
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	465	(774)
Pension and other postretirement benefits:	(5)	(2)
Derivative financial instruments:	43	(63)
Available-for-sale securities:	8	(107)

Total other comprehensive income (loss), net of tax	511	(946)
Comprehensive income	5,377	2,264
Less: comprehensive income attributable to the noncontrolling interests	1	—
Comprehensive income attributable to shareholders	$5,376	$2,264

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$7,387	$7,004
Receivables – trade and other	9,416	8,856
Receivables – finance	9,288	9,013
Prepaid expenses and other current assets	3,163	2,642
Inventories	17,746	16,270
Total current assets	47,000	43,785

Property, plant and equipment – net	12,124	12,028
Long-term receivables – trade and other	1,161	1,265
Long-term receivables – finance	12,022	12,013
Noncurrent deferred and refundable income taxes	2,607	2,213
Intangible assets	630	758
Goodwill	5,293	5,288
Other assets	4,590	4,593
Total assets	$85,427	$81,943

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$3
Financial Products	5,548	5,954
Accounts payable	8,443	8,689
Accrued expenses	4,493	4,080
Accrued wages, salaries and employee benefits	1,755	2,313
Customer advances	2,137	1,860
Dividends payable	663	620
Other current liabilities	3,109	2,690
Long-term debt due within one year:
Machinery, Energy & Transportation	1,043	120
Financial Products	8,123	5,202
Total current liabilities	35,314	31,531

Long-term debt due after one year:
Machinery, Energy & Transportation	8,535	9,498
Financial Products	14,450	16,216
Liability for postemployment benefits	4,084	4,203
Other liabilities	4,788	4,604
Total liabilities	67,171	66,052
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/23 and 12/31/22 – 814,894,624) at paid-in amount	6,478	6,560
Treasury stock: (6/30/23 – 304,751,527 shares; 12/31/22 – 298,549,134 shares) at cost	(33,391)	(31,748)
Profit employed in the business	47,094	43,514
Accumulated other comprehensive income (loss)	(1,946)	(2,457)
Noncontrolling interests	21	22
Total shareholders’ equity	18,256	15,891
Total liabilities and shareholders’ equity	$85,427	$81,943

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2022
Balance at March 31, 2022	$6,281	$(28,326)	$40,820	$(1,710)	$32	$17,097
Profit of consolidated and affiliated companies	—	—	1,673	—	—	1,673
Foreign currency translation, net of tax	—	—	—	(659)	—	(659)
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	(86)	—	(86)
Available-for-sale securities, net of tax	—	—	—	(43)	—	(43)
Dividends declared [1]	—	—	(1,230)	—	—	(1,230)
Common shares issued from treasury stock for stock-based compensation: 416,751	4	28	—	—	—	32
Stock-based compensation expense	67	—	—	—	—	67
Common shares repurchased: 5,860,813 [2]	—	(1,204)	—	—	—	(1,204)
Other	112	1	—	—	—	113
Balance at June 30, 2022	$6,464	$(29,501)	$41,263	$(2,499)	$32	$15,759

Three Months Ended June 30, 2023
Balance at March 31, 2023	$6,546	$(32,108)	$45,457	$(1,746)	$21	$18,170
Profit of consolidated and affiliated companies	—	—	2,922	—	2	2,924
Foreign currency translation, net of tax	—	—	—	(142)	—	(142)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(41)	—	(41)
Available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Dividends declared [1]	—	—	(1,285)	—	—	(1,285)
Common shares issued from treasury stock for stock-based compensation: 137,444	(5)	8	—	—	—	3
Stock-based compensation expense	74	—	—	—	—	74
Common shares repurchased: 5,914,408 [2]	—	(1,279)	—	—	—	(1,279)
Outstanding authorized accelerated share repurchase	(150)	—	—	—	—	(150)
Other	13	(12)	—	—	(2)	(1)
Balance at June 30, 2023	$6,478	$(33,391)	$47,094	$(1,946)	$21	$18,256

1 Dividends per share of common stock of $2.50 and $2.31 were declared in the three months ended June 30, 2023 and 2022, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2022
Balance at December 31, 2021	6,398	(27,643)	39,282	(1,553)	32	16,516
Profit of consolidated and affiliated companies	—	—	3,210	—	—	3,210
Foreign currency translation, net of tax	—	—	—	(774)	—	(774)
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	(63)	—	(63)
Available-for-sale securities, net of tax	—	—	—	(107)	—	(107)
Dividends declared [1]	—	—	(1,229)	—	—	(1,229)
Common shares issued from treasury stock for stock-based compensation: 1,454,219	(61)	65	—	—	—	4
Stock-based compensation expense	107	—	—	—	—	107
Common shares repurchased: 9,432,497 [2]	—	(1,924)	—	—	—	(1,924)
Other	20	1	—	—	—	21
Balance at June 30, 2022	$6,464	$(29,501)	$41,263	$(2,499)	$32	$15,759

Six Months Ended June 30, 2023
Balance at December 31, 2022	6,560	(31,748)	43,514	(2,457)	22	15,891
Profit of consolidated and affiliated companies	—	—	4,865	—	1	4,866
Foreign currency translation, net of tax	—	—	—	465	—	465
Pension and other postretirement benefits, net of tax	—	—	—	(5)	—	(5)
Derivative financial instruments, net of tax	—	—	—	43	—	43
Available-for-sale securities, net of tax	—	—	—	8	—	8
Dividends declared [1]	—	—	(1,285)	—	—	(1,285)
Common shares issued from treasury stock for stock-based compensation: 1,413,775	(71)	49	—	—	—	(22)
Stock-based compensation expense	118	—	—	—	—	118
Outstanding authorized accelerated stock repurchases	(150)	—	—	—	—	(150)
Common shares repurchased: 7,616,168 [2]	—	(1,679)	—	—	—	(1,679)
Other	21	(13)	—	—	(2)	6
Balance at June 30, 2023	$6,478	$(33,391)	$47,094	$(1,946)	$21	$18,256

1 Dividends per share of common stock of $2.50 and $2.31 were declared in the six months ended June 30, 2023 and 2022, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30
	2023	2022
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,866	$3,210
Adjustments for non-cash items:
Depreciation and amortization	1,074	1,110
Provision (benefit) for deferred income taxes	(355)	(283)
Loss on divestiture	572	—
Other	106	49
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(465)	283
Inventories	(1,560)	(2,003)
Accounts payable	34	427
Accrued expenses	381	(80)
Accrued wages, salaries and employee benefits	(562)	(445)
Customer advances	284	514
Other assets – net	81	86
Other liabilities – net	366	(322)
Net cash provided by (used for) operating activities	4,822	2,546

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(683)	(586)
Expenditures for equipment leased to others	(774)	(688)
Proceeds from disposals of leased assets and property, plant and equipment	368	468
Additions to finance receivables	(6,973)	(6,705)
Collections of finance receivables	6,759	6,519
Proceeds from sale of finance receivables	29	21
Investments and acquisitions (net of cash acquired)	(20)	(36)
Proceeds from sale of businesses and investments (net of cash sold)	(14)	1
Proceeds from sale of securities	463	1,204
Investments in securities	(1,078)	(2,118)
Other – net	41	32
Net cash provided by (used for) investing activities	(1,882)	(1,888)

Cash flow from financing activities:
Dividends paid	(1,238)	(1,187)
Common stock issued, including treasury shares reissued	(22)	4
Common shares repurchased	(1,829)	(1,924)
Proceeds from debt issued (original maturities greater than three months):
Financial Products	3,299	4,015
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(95)	(13)
Financial Products	(2,208)	(4,233)
Short-term borrowings – net (original maturities three months or less)	(406)	(553)
Net cash provided by (used for) financing activities	(2,499)	(3,891)
Effect of exchange rate changes on cash	(60)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	381	(3,240)
Cash, cash equivalents and restricted cash at beginning of period	7,013	9,263
Cash, cash equivalents and restricted cash at end of period	$7,394	$6,023

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2023 and 2022, (b) the consolidated comprehensive income for the three and six months ended June 30, 2023 and 2022, (c) the consolidated financial position at June 30, 2023 and December 31, 2022, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and (e) the consolidated cash flow for the six months ended June 30, 2023 and 2022.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $901 million and $862 million at June 30, 2023 and December 31, 2022, respectively.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $8,079 million, $7,551 million and $7,267 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively. Long-term trade receivables from dealers and end users were $482 million, $506 million and $624 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $225 million, $247 million and $187 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,592 million, $2,314 million and $1,557 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2023, we recognized $398 million and $1,135 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2023. During the three and six months ended June 30, 2022, we recognized $220 million and $657 million, respectively.

As of June 30, 2023, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $13.2 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following June 30, 2023. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $74 million and $118 million for the three and six months ended June 30, 2023, respectively, and $67 million and $107 million for the three and six months ended June 30, 2022, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	777,275	$75.79	$253.98	1,029,202	$51.69	$196.70
RSUs	379,426	$253.98	$253.98	484,025	$196.70	$196.70
PRSUs	221,869	$253.98	$253.98	258,900	$196.70	$196.70

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2023 and 2022, respectively:

	Grant Year
	2023	2022
Weighted-average dividend yield	2.60%	2.60%
Weighted-average volatility	31.0%	31.7%
Range of volatilities	28.5% - 35.5%	25.3% - 36.8%
Range of risk-free interest rates	3.92% - 5.03%	1.03% - 2.00%
Weighted-average expected lives	7 years	8 years

As of June 30, 2023, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $229 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of June 30, 2023, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	June 30, 2023		December 31, 2022
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$460	$(159)	$462	$(152)
Interest rate contracts	71	(284)	93	(288)
Total	$531	$(443)	$555	$(440)

Undesignated derivatives
Foreign exchange contracts	$42	$(62)	$65	$(47)
Commodity contracts	11	(10)	24	(9)
Total	$53	$(72)	$89	$(56)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of June 30, 2023 and December 31, 2022 were $21.9 billion and $24.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended June 30
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$31	$33	$(26)	$186	$28	$323
Interest rate contracts	(34)	9	14	21	14	(2)
Commodity contracts	(20)	(48)	—	—	—	—
Total	$(23)	$(6)	$(12)	$207	$42	$321

[1] Foreign exchange contract and Commodity contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

(Millions of dollars)	Six Months Ended June 30
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$3	$(30)	$32	$177	$(37)	$349
Interest rate contracts	(60)	17	12	77	27	(9)
Commodity contract	(12)	45	—	—	—	—
Total	$(69)	$32	$44	$254	$(10)	$340

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term debt due within one year	$195	$—	$(5)	$—
Long-term debt due after one year	4,033	4,173	(271)	(280)
Total	$4,228	$4,173	$(276)	$(280)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of June 30, 2023 and December 31, 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$584	$(515)	$644	$(496)
Financial Instruments Not Offset	(224)	224	(233)	233
Net Amount	$360	$(291)	$411	$(263)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2023	December 31, 2022
Raw materials	$6,783	$6,370
Work-in-process	1,640	1,452
Finished goods	8,979	8,138
Supplies	344	310
Total inventories	$17,746	$16,270

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		June 30, 2023
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount [1]	Accumulated Amortization [1]	Net
Customer relationships	16	$2,233	$(1,744)	$489
Intellectual property	14	650	(551)	99
Other	17	120	(78)	42
Total finite-lived intangible assets	15	$3,003	$(2,373)	$630

		December 31, 2022
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,233	$(1,675)	$558
Intellectual property	12	1,473	(1,320)	153
Other	16	132	(85)	47
Total finite-lived intangible assets	14	$3,838	$(3,080)	$758

[1] For the six months ended June 30, 2023, $829 million of intangible assets were fully amortized and have been removed.

Amortization expense for the three and six months ended June 30, 2023 was $64 million and $130 million, respectively. Amortization expense for the three and six months ended June 30, 2022 was $71 million and $143 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2023	2024	2025	2026	2027	Thereafter
$87	$171	$161	$91	$27	$93

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2023 or 2022.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 were as follows:

(Millions of dollars)	December 31, 2022	Other Adjustments [1]	June 30, 2023
Construction Industries
Goodwill	$287	$(13)	$274
Impairments	(22)	—	(22)
Net goodwill	265	(13)	252
Resource Industries
Goodwill	4,130	16	4,146
Impairments	(1,175)	—	(1,175)
Net goodwill	2,955	16	2,971
Energy & Transportation
Goodwill	2,947	6	2,953
Impairments	(925)	—	(925)
Net goodwill	2,022	6	2,028
All Other [2]
Goodwill	46	(4)	42
Impairments	—	—	—
Net goodwill	46	(4)	42
Consolidated total
Goodwill	7,410	5	7,415
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,288	$5	$5,293

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	June 30, 2023			December 31, 2022
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$9	$—	$9
Other U.S. and non-U.S. government bonds	60	(4)	56	60	(5)	55

Corporate debt securities
Corporate bonds and other debt securities	2,585	(85)	2,500	2,561	(95)	2,466
Asset-backed securities	191	(5)	186	187	(5)	182

Mortgage-backed debt securities
U.S. governmental agency	390	(31)	359	364	(31)	333
Residential	3	(1)	2	3	(1)	2
Commercial	138	(11)	127	127	(10)	117
Total available-for-sale debt securities	$3,377	$(137)	$3,240	$3,311	$(147)	$3,164

Available-for-sale debt securities in an unrealized loss position:

	June 30, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$13	$—	$26	$4	$39	$4

Corporate debt securities
Corporate bonds	1,414	26	947	62	2,361	88
Asset-backed securities	57	1	92	4	149	5

Mortgage-backed debt securities
U.S. governmental agency	131	5	218	26	349	31
Residential	—	—	2	1	2	1
Commercial	41	2	86	9	127	11
	$1,656	$34	$1,371	$106	$3,027	$140

	December 31, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$19	$1	$20	$4	$39	$5
Corporate debt securities
Corporate bonds	1,815	46	357	50	2,172	96
Asset-backed securities	75	2	55	3	130	5

Mortgage-backed debt securities
U.S. governmental agency	229	16	98	15	327	31
Residential	2	—	1	1	3	1
Commercial	63	5	54	5	117	10
Total	$2,203	$70	$585	$78	$2,788	$148

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2023.

The cost basis and fair value of available-for-sale debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2023
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$973	$963
Due after one year through five years	1,539	1,470
Due after five years through ten years	270	257
Due after ten years	64	62
U.S. governmental agency mortgage-backed securities	390	359
Residential mortgage-backed securities	3	2
Commercial mortgage-backed securities	138	127
Total debt securities – available-for-sale	$3,377	$3,240

Sales of available-for-sale debt securities:
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
Proceeds from the sale of available-for-sale securities	$216	$174	$439	$270
Gross gains from the sale of available-for-sale securities	—	—	—	1
Gross losses from the sale of available-for-sale securities	—	—	—	1

In addition, we had $500 million of investments in time deposits classified as held-to-maturity debt securities as of June 30, 2023. We did not have any investments classified as held-to-maturity debt securities as of December 31, 2022. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.
For the three months ended June 30, 2023 and 2022, the net unrealized gains (losses) for equity securities held at June 30, 2023 and 2022 were $(4) million and $(48) million, respectively. For the six months ended June 30, 2023 and 2022, the net unrealized gains (losses) for equity securities held at June 30, 2023 and 2022 were $(14) million and $(59) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30		June 30		June 30
(Millions of dollars)	2023	2022	2023	2022	2023	2022
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$10	$12	$17	$25
Interest cost	164	101	30	18	36	20
Expected return on plan assets	(172)	(168)	(40)	(33)	(3)	(2)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(2)
Net periodic benefit cost (benefit) [1]	$(8)	$(67)	$—	$(3)	$47	$41

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$20	$25	$34	$50
Interest cost	328	201	61	36	72	40
Expected return on plan assets	(344)	(335)	(80)	(67)	(6)	(6)
Amortization of prior service cost (credit)	—	—	—	—	(6)	(3)
Net periodic benefit cost (benefit) [1]	$(16)	$(134)	$1	$(6)	$94	$81

1 The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $56 million and $264 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2023, respectively. We currently anticipate full-year 2023 contributions of approximately $372 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
U.S. Plans	$136	$34	$285	$149
Non-U.S. Plans	29	27	58	56
	$165	$61	$343	$205

The increase in the U.S. defined contribution benefit costs for the three and six months ended June 30, 2023 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
Finance lease revenue	$105	$109	$209	$221
Operating lease revenue	275	271	550	549
Total	$380	$380	$759	$770

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2023 and December 31, 2022, the related recorded liability was $5 million and $2 million, respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees was as follows:

(Millions of dollars)	June 30, 2023	December 31, 2022
Caterpillar dealer performance guarantees	$177	$188
Other guarantees	390	323
Total guarantees	$567	$511

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2023 and December 31, 2022, the SPC’s assets of $1.24 billion and $971 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.24 billion and $970 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the six months ended June 30 was as follows:

	First Six Months
(Millions of dollars)	2023	2022
Warranty liability, beginning of period	$1,761	$1,689
Reduction in liability (payments)	(410)	(388)
Increase in liability (new warranties)	471	350
Warranty liability, end of period	$1,822	$1,651

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data)	2023	2022	2023	2022
Profit for the period (A) [1]	$2,922	$1,673	$4,865	$3,210
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	512.9	531.0	514.3	532.6
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.1	3.1	2.8	3.5
Average common shares outstanding for fully diluted computation (C) [2]	515.0	534.1	517.1	536.1
Profit per share of common stock:
Assuming no dilution (A/B)	$5.70	$3.15	$9.46	$6.03
Assuming full dilution (A/C) [2]	$5.67	$3.13	$9.41	$5.99
Shares outstanding as of June 30 (in millions)			510.1	527.9

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and six months ended June 30, 2023 and 2022, we excluded 0.8 million and 2.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and six months ended June 30, 2023, we repurchased 5.9 million and 7.6 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.3 billion and $1.7 billion, respectively. For the three and six months ended June 30, 2022, we repurchased 5.9 million and 9.4 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.2 billion and $1.9 billion, respectively. We made these purchases through the combination of accelerated stock repurchase agreements with a third-party financial institution and open market transactions in 2023 and 2022.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
Foreign currency translation:
Beginning balance	$(1,721)	$(1,623)	$(2,328)	$(1,508)
Gains (losses) on foreign currency translation	(144)	(632)	(41)	(736)
Less: Tax provision /(benefit)	(2)	27	(12)	38
Net gains (losses) on foreign currency translation	(142)	(659)	(29)	(774)
(Gains) losses reclassified to earnings	—	—	494	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	494	—
Other comprehensive income (loss), net of tax	(142)	(659)	465	(774)
Ending balance	$(1,863)	$(2,282)	$(1,863)	$(2,282)

Pension and other postretirement benefits
Beginning balance	$(41)	$(63)	$(39)	$(62)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(3)	(2)	(6)	(3)
Less: Tax provision /(benefit)	—	(1)	(1)	(1)
Net amortization of prior service (credit) cost	(3)	(1)	(5)	(2)
Other comprehensive income (loss), net of tax	(3)	(1)	(5)	(2)
Ending balance	$(44)	$(64)	$(44)	$(64)
Derivative financial instruments
Beginning balance	$112	$20	$28	$(3)
Gains (losses) deferred	(12)	207	44	254
Less: Tax provision /(benefit)	(3)	26	9	36
Net gains (losses) deferred	(9)	181	35	218
(Gains) losses reclassified to earnings	(42)	(321)	10	(340)
Less: Tax provision /(benefit)	(10)	(54)	2	(59)
Net (gains) losses reclassified to earnings	(32)	(267)	8	(281)
Other comprehensive income (loss), net of tax	(41)	(86)	43	(63)
Ending balance	$71	$(66)	$71	$(66)

Available-for-sale securities
Beginning balance	$(96)	$(44)	$(118)	$20
Gains (losses) deferred	(16)	(54)	10	(133)
Less: Tax provision /(benefit)	(2)	(11)	2	(26)
Net gains (losses) deferred	(14)	(43)	8	(107)
(Gains) losses reclassified to earnings	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	—
Other comprehensive income (loss), net of tax	(14)	(43)	8	(107)
Ending balance	$(110)	$(87)	$(110)	$(87)

Total AOCI Ending Balance at June 30	$(1,946)	$(2,499)	$(1,946)	$(2,499)

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

15.                              Income taxes

The effective tax rate for the six months ended June 30, 2023 was 23.2 percent compared to 21.9 percent for the six months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was 20.6 percent compared to 20.4 percent for the three months ended June 30, 2022.

The provision for income taxes for the six months ended June 30, 2023, reflected an estimated annual tax rate of 23 percent, compared with 23.5 percent for the six months ended June 30, 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.

The 2023 estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company's Longwall business. In the six months ended June 30, 2023, the company recorded discrete tax benefits of $88 million due to a change in the valuation allowance for certain deferred tax assets. In addition, the company recorded a discrete tax benefit of $32 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $18 million benefit for the six months ended June 30, 2022. In the six months ended June 30, 2022, the company also recorded discrete tax benefits of $49 million for a prior year tax adjustment due to a change in estimate.

16.                              Segment information

A.    Basis for segment information

Our Executive Office is comprised of a Chief Executive Officer (CEO), four Group Presidents, a Chief Financial Officer (CFO), a Chief Legal Officer and a Chief Human Resources Officer. The Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage.  The Chief Legal Officer leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President/CFO level.  As such, the CEO serves as our Chief Operating Decision Maker, and operating segments are primarily based on the Group President/CFO reporting structure.

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

For the three and six months ended June 30, 2023 and 2022, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2023
Construction Industries	$3,968	$566	$1,438	$1,149	$7,121		$33	$7,154
Resource Industries	1,342	538	517	1,076	3,473		90	3,563
Energy & Transportation	3,120	459	1,479	899	5,957		1,262	7,219
Financial Products Segment	593	102	118	110	923	[1]	—	923
Total sales and revenues from reportable segments	9,023	1,665	3,552	3,234	17,474		1,385	18,859
All Other operating segment	16	—	4	14	34		82	116
Corporate Items and Eliminations	(117)	(23)	(23)	(27)	(190)		(1,467)	(1,657)
Total Sales and Revenues	$8,922	$1,642	$3,533	$3,221	$17,318		$—	$17,318

Three Months Ended June 30, 2022
Construction Industries	$3,006	$635	$1,202	$1,148	$5,991		$42	$6,033
Resource Industries	1,027	466	489	913	2,895		66	2,961
Energy & Transportation	2,277	382	1,215	766	4,640		1,065	5,705
Financial Products Segment	505	87	97	109	798	[1]	—	798
Total sales and revenues from reportable segments	6,815	1,570	3,003	2,936	14,324		1,173	15,497
All Other operating segment	18	—	5	15	38		80	118
Corporate Items and Eliminations	(62)	(23)	(10)	(20)	(115)		(1,253)	(1,368)
Total Sales and Revenues	$6,771	$1,547	$2,998	$2,931	$14,247		$—	$14,247

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $172 million and $108 million in the three months ended June 30, 2023 and 2022, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2023
Construction Industries	$7,576	$1,165	$2,774	$2,310	$13,825		$75	$13,900
Resource Industries	2,650	1,012	1,116	2,054	6,832		158	6,990
Energy & Transportation	5,692	839	2,863	1,618	11,012		2,461	13,473
Financial Products Segment	1,168	206	232	219	1,825	[1]	—	1,825
Total sales and revenues from reportable segments	17,086	3,222	6,985	6,201	33,494		2,694	36,188
All Other operating segment	34	—	8	27	69		158	227
Corporate Items and Eliminations	(248)	(41)	(42)	(52)	(383)		(2,852)	(3,235)
Total Sales and Revenues	$16,872	$3,181	$6,951	$6,176	$33,180		$—	$33,180

Six Months Ended June 30, 2022
Construction Industries	$5,726	$1,262	$2,479	$2,610	$12,077		$71	$12,148
Resource Industries	2,045	865	1,083	1,661	5,654		137	5,791
Energy & Transportation	4,215	692	2,399	1,366	8,672		2,071	10,743
Financial Products Segment	1,008	160	193	220	1,581	[1]	—	1,581
Total sales and revenues from reportable segments	12,994	2,979	6,154	5,857	27,984		2,279	30,263
All Other operating segment	36	—	10	31	77		159	236
Corporate Items and Eliminations	(122)	(39)	(21)	(43)	(225)		(2,438)	(2,663)
Total Sales and Revenues	$12,908	$2,940	$6,143	$5,845	$27,836		$—	$27,836

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $334 million and $208 million in the six months ended June 30, 2023 and 2022, respectively.

For the three and six months ended June 30, 2023 and 2022, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
Oil and gas	$1,760	$1,232	$3,074	$2,180
Power generation	1,645	1,186	2,929	2,198
Industrial	1,318	1,117	2,573	2,137
Transportation	1,234	1,105	2,436	2,157
Energy & Transportation External Sales	$5,957	$4,640	$11,012	$8,672

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Profit from reportable segments:
Construction Industries	$1,803	$989	$3,593	$2,046
Resource Industries	740	355	1,504	716
Energy & Transportation	1,269	659	2,326	1,197
Financial Products Segment	240	217	472	455
Total profit from reportable segments	4,052	2,220	7,895	4,414
Profit from All Other operating segment	10	31	21	34
Cost centers	13	28	43	38
Corporate costs	(211)	(304)	(449)	(502)
Timing	95	53	(111)	(45)
Restructuring costs	(31)	(28)	(642)	(41)
Methodology differences:
Inventory/cost of sales	13	101	139	269
Postretirement benefit expense	(40)	130	(71)	211
Stock-based compensation expense	(74)	(67)	(118)	(107)
Financing costs	(52)	(94)	(102)	(194)
Currency	54	156	28	262
Other income/expense methodology differences	(158)	(97)	(304)	(178)
Other methodology differences	(19)	(33)	(43)	(66)
Total consolidated profit before taxes	$3,652	$2,096	$6,286	$4,095

Reconciliation of Assets:

(Millions of dollars)	June 30, 2023	December 31, 2022
Assets from reportable segments:
Construction Industries	$5,619	$5,168
Resource Industries	5,648	5,775
Energy & Transportation	9,909	9,455
Financial Products Segment	35,445	34,269
Total assets from reportable segments	56,621	54,667
Assets from All Other operating segment	1,820	1,828
Items not included in segment assets:
Cash and cash equivalents	6,323	6,042
Deferred income taxes	2,491	2,098
Goodwill and intangible assets	4,440	4,248
Property, plant and equipment – net and other assets	4,862	4,234
Inventory methodology differences	(3,311)	(3,063)
Liabilities included in segment assets	12,579	12,519
Other	(398)	(630)
Total assets	$85,427	$81,943

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Depreciation and amortization from reportable segments:
Construction Industries	$54	$57	$108	$115
Resource Industries	82	91	169	183
Energy & Transportation	133	135	262	269
Financial Products Segment	181	185	359	373
Total depreciation and amortization from reportable segments	450	468	898	940
Items not included in segment depreciation and amortization:
All Other operating segment	60	58	117	116
Cost centers	22	22	42	43
Other	10	5	17	11
Total depreciation and amortization	$542	$553	$1,074	$1,110

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Capital expenditures from reportable segments:
Construction Industries	$51	$43	$83	$75
Resource Industries	44	42	70	64
Energy & Transportation	177	100	346	277
Financial Products Segment	410	334	689	575
Total capital expenditures from reportable segments	682	519	1,188	991
Items not included in segment capital expenditures:
All Other operating segment	49	46	75	62
Cost centers	22	16	44	25
Timing	(27)	16	185	208
Other	(19)	(2)	(35)	(12)
Total capital expenditures	$707	$595	$1,457	$1,274

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of June 30, 2023.

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

During the three and six months ended June 30, 2023, Cat Financial's forecasts reflected a continuation of the trend of relatively low unemployment rates and delinquencies within their portfolio. However, industry delinquencies show an increasing trend as persistently high inflation rates and consequent central bank actions are weakening global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and six months ended June 30, 2023.

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
•EAME - Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Mining - Finance receivables related to large mining customers worldwide.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Power - Finance receivables originated worldwide related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$278	$65	$343	$271	$81	$352
Write-offs	(21)	—	(21)	(18)	—	(18)
Recoveries	13	—	13	18	—	18
Provision for credit losses [1]	(6)	(15)	(21)	22	1	23
Other	1	—	1	(3)	—	(3)
Ending balance	$265	$50	$315	$290	$82	$372

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$277	$65	$342	$251	$82	$333
Write-offs	(41)	—	(41)	(38)	—	(38)
Recoveries	23	—	23	30	—	30
Provision for credit losses [1]	4	(15)	(11)	48	—	48
Other	2	—	2	(1)	—	(1)
Ending balance	$265	$50	$315	$290	$82	$372

Finance Receivables	$19,814	$1,793	$21,607	$19,888	$1,764	$21,652

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$2	$1	$1	$1	$3	$10
EAME	—	—	2	1	—	1	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	2	1	—	—	—	—	3
Total	$—	$5	$6	$4	$1	$2	$3	$21

	Six Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$5	$1	$1	$1	$7	$20
EAME	—	1	2	2	—	1	—	6
Asia/Pacific	—	1	3	3	1	—	—	8
Latin America	—	2	2	2	1	—	—	7
Total	$—	$9	$12	$8	$3	$2	$7	$41

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,056	$3,251	$2,610	$1,104	$407	$109	$285	$9,822
31-60 days past due	13	31	24	15	10	2	3	98
61-90 days past due	3	13	10	6	2	1	1	36
91+ days past due	1	16	20	11	5	4	2	59

EAME
Current	623	1,091	757	361	190	155	—	3,177
31-60 days past due	3	8	11	4	1	1	—	28
61-90 days past due	1	5	6	3	2	—	—	17
91+ days past due	—	16	18	11	3	1	—	49

Asia/Pacific
Current	536	770	452	155	33	9	—	1,955
31-60 days past due	—	8	11	7	1	—	—	27
61-90 days past due	—	4	5	2	1	—	—	12
91+ days past due	1	4	5	4	1	—	—	15

Mining
Current	646	749	439	169	112	69	38	2,222
31-60 days past due	—	42	32	—	—	—	—	74
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	2	1	—	—	—	—	3

Latin America
Current	389	658	305	99	38	13	—	1,502
31-60 days past due	2	16	7	3	4	—	—	32
61-90 days past due	—	5	3	4	1	—	—	13
91+ days past due	—	16	21	9	9	22	—	77

Power
Current	30	71	73	89	31	145	154	593
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$4,280	$6,590	$4,636	$1,977	$811	$500	$477	$19,271
31-60 days past due	18	105	85	29	16	3	3	259
61-90 days past due	4	27	24	15	6	1	1	78
91+ days past due	2	54	65	35	18	30	2	206
Total Customer	$4,304	$6,776	$4,810	$2,056	$851	$534	$483	$19,814

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56

EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53

Asia/Pacific
Current	1,033	684	313	69	18	2	—	2,119
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18

Mining
Current	863	575	220	171	93	108	80	2,110
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29

Power
Current	78	85	142	33	18	161	125	642
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5

Totals by Aging Category
Current	$7,929	$5,973	$2,827	$1,275	$516	$393	$445	$19,358
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total Customer	$8,023	$6,121	$2,924	$1,314	$529	$405	$456	$19,772

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer

As of June 30, 2023 and December 31, 2022, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $43 million and $58 million, respectively, that were 91+ days past due in Latin America, all of which were originated in 2017.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$54	$—	$15	$52	$4	$11
EAME	44	—	7	43	—	10
Asia/Pacific	10	—	5	11	—	7
Mining	3	—	—	—	1	—
Latin America	85	—	—	45	—	—
Power	10	—	—	5	11	—
Total	$206	$—	$27	$156	$16	$28

There were $43 million and $58 million, respectively, in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of June 30, 2023 and December 31, 2022, all of which was in Latin America.

Modifications

Cat Financial periodically modifies the terms of their finance receivable agreements in response to borrowers’ financial difficulty. Typically, the types of modifications granted are payment deferrals, interest-only payment periods and/or term extensions. Many modifications Cat Financial grants are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. Cat Financial does not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers Cat Financial does consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extension of six months or longer or a combination of both.

During the three and six months ended June 30, 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three and six months ended June 30, 2023, was $22 million and $30 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.10 percent and 0.14 percent of Cat Financial's finance receivable portfolio for the same periods, respectively.

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of June 30, 2023, all of the finance receivables modified with borrowers experiencing financial difficulty are current except for $1 million in EAME that was 31-60 days past due.

For the three and six months ended June 30, 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 18 and 21 months, respectively, to the terms of modified contracts. For the three and six months ended June 30, 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 7 and 8 months, respectively.

The effect of most modifications made to finance receivables for borrowers experiencing financial difficulty is already included in the allowance for credit losses based on the methodologies used to estimate the allowance; therefore, a change to the allowance for credit losses is generally not recorded upon modification. On rare occasions when principal forgiveness is provided, the amount forgiven is written off against the allowance for credit losses.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	56	—	—	56
Corporate debt securities
Corporate bonds and other debt securities	—	2,500	—	—	2,500
Asset-backed securities	—	186	—	—	186
Mortgage-backed debt securities
U.S. governmental agency	—	359	—	—	359
Residential	—	2	—	—	2
Commercial	—	127	—	—	127
Total debt securities	10	3,230	—	—	3,240
Equity securities
Large capitalization value	207	—	—	—	207
Smaller company growth	33	—	—	—	33
REIT	—	—	—	188	188
Total equity securities	240	—	—	188	428
Derivative financial instruments - assets
Foreign currency contracts - net	—	281	—	—	281
Commodity contracts - net	—	1	—	—	1
Total assets	$250	$3,512	$—	$188	$3,950
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$213	$—	$—	$213
Total liabilities	$—	$213	$—	$—	$213

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	55	—	—	55
Corporate debt securities
Corporate bonds and other debt securities	—	2,416	50	—	2,466
Asset-backed securities	—	182	—	—	182
Mortgage-backed debt securities
U.S. governmental agency	—	333	—	—	333
Residential	—	2	—	—	2
Commercial	—	117	—	—	117
Total debt securities	9	3,105	50	—	3,164
Equity securities
Large capitalization value	203	—	—	—	203
Smaller company growth	31	—	—	—	31
REIT	—	—	—	207	207
Total equity securities	234	—	—	207	441
Derivative financial instruments - assets
Foreign currency contracts - net	—	328	—	—	328
Commodity contracts - net	—	15	—	—	15
Total Assets	$243	$3,448	$50	$207	$3,948
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$195	$—	$—	$195
Total liabilities	$—	$195	$—	$—	$195

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $58 million and $68 million as of June 30, 2023 and December 31, 2022, respectively.

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

Our financial instruments not carried at fair value were as follows:

	June 30, 2023		December 31, 2022
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$14,411	$13,784	$13,965	$13,377	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,063	1,008	827	778	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,578	9,368	9,618	9,240	2
Financial Products	22,573	21,963	21,418	20,686	2

1    Represents finance leases and failed sale leasebacks of $7,117 million and $7,325 million at June 30, 2023 and December 31, 2022, respectively.

19.                         Other income (expense)

	Three Months Ended June 30		Six Months Ended June 30
(Millions of dollars)	2023	2022	2023	2022
Investment and interest income	$96	$25	$189	$46
Foreign exchange gains (losses) [1]	40	224	(32)	271
License fee income	43	37	74	69
Net periodic pension and OPEB income (cost), excluding service cost	(12)	66	(25)	134
Gains (losses) on securities	(10)	(47)	(21)	(59)
Miscellaneous income (loss)	(30)	(45)	(26)	52
Total	$127	$260	$159	$513

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

Restructuring costs for the three and six months ended June 30, 2023 and 2022 were as follows:

(Millions of dollars)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Employee separations [1]	$10	$18	$22	$23
Longwall divestiture [1]	—	—	586	—
Long-lived asset impairments [1]	2	5	2	5
Other [2]	19	5	32	13
Total restructuring costs	$31	$28	$642	$41

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for accelerated depreciation, inventory write-downs, project management and equipment relocation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the six months ended June 30, 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation. The transaction is subject to certain post-closing adjustments. For the six months ended June 30, 2022, the restructuring costs were primarily related to actions across the company including strategic actions to address a small number of products.

In 2023 and 2022, all restructuring costs are excluded from segment profit.

The following table summarizes the 2023 and 2022 employee separation activity:

(Millions of dollars)	Six Months Ended June 30
	2023	2022
Liability balance, beginning of period	$39	$61
Increase in liability (separation charges)	22	23
Reduction in liability (payments)	(44)	(50)
Liability balance, end of period	$17	$34

Most of the liability balance at June 30, 2023 is expected to be paid in 2023 and 2024.

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
Highlights for the second quarter of 2023 include:
•Total sales and revenues for the second quarter of 2023 were $17.318 billion, an increase of $3.071 billion, or 22 percent, compared with $14.247 billion in the second quarter of 2022. Sales were higher across the three primary segments.
•Operating profit margin was 21.1 percent for the second quarter of 2023, compared with 13.6 percent for the second quarter of 2022. Adjusted operating profit margin was 21.3 percent for the second quarter of 2023, compared with 13.8 percent for the second quarter of 2022.
•Second-quarter 2023 profit per share was $5.67, and excluding the items in the table below, adjusted profit per share was $5.55. Second-quarter 2022 profit per share was $3.13, and excluding the items in the table below, adjusted profit per share was $3.18.
•Caterpillar ended the second quarter of 2023 with $7.4 billion of enterprise cash.
Highlights for the six months ended June 30, 2023 include:
•Total sales and revenues were $33.180 billion for the six months ended June 30, 2023, an increase of $5.344 billion, or 19 percent, compared with $27.836 billion for the six months ended June 30, 2022.
•Operating profit margin was 19.2 percent for the six months ended June 30, 2023, compared with 13.6 percent for the six months ended June 30, 2022. Adjusted operating profit margin was 21.2 percent for the six months ended June 30, 2023, compared with 13.8 percent for the six months ended June 30, 2022.
•Profit per share for the six months ended June 30, 2023, was $9.41, and excluding the items in the table below, adjusted profit per share was $10.46. Profit per share for the six months ended June 30, 2022, was $5.99, and excluding the items in the table below, adjusted profit per share was $6.06.
•Enterprise operating cash flow was $4.8 billion for the six months ended June 30, 2023.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 66.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,652	$5.67	$2,096	$3.13	$6,286	$9.41	$4,095	$5.99
Restructuring costs - Longwall divestiture	—	—	—	—	586	1.13	—	—
Other restructuring costs	31	0.05	28	0.05	56	0.09	41	0.07
Deferred tax valuation allowance adjustments	—	(0.17)	—	—	—	(0.17)	—	—
Adjusted profit	$3,683	$5.55	$2,124	$3.18	$6,928	$10.46	$4,136	$6.06

Overview
Total sales and revenues for the second quarter of 2023 were $17.318 billion, an increase of $3.071 billion, or 22 percent, compared with $14.247 billion in the second quarter of 2022. The increase was due to higher sales volume and favorable price realization. The increase in sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2023 (primarily Energy & Transportation), compared with a decrease during the second quarter of 2022 (primarily Construction Industries). Sales were higher across the three primary segments.
Second-quarter 2023 profit per share was $5.67, compared with $3.13 profit per share in the second quarter of 2022. Second-quarter 2023 and 2022 profit per share included restructuring costs. Second-quarter 2023 profit per share also included a discrete tax benefit to adjust deferred tax balances. Profit for the second quarter of 2023 was $2.922 billion, an increase of $1.249 billion, or 75 percent compared with $1.673 billion for the second quarter of 2022. The increase was primarily due to favorable price realization and higher sales volume, partially offset by higher manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses.
Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, we continue to see positive momentum in 2023 for North America. We expect continued growth in non-residential construction in North America due to the positive impact of government-related infrastructure investments and a healthy pipeline of construction projects. Although residential construction growth has moderated, we expect the rest of 2023 to remain healthy. In Asia Pacific, excluding China, we expect growth due to public infrastructure spending and supportive commodity prices. We expect continued weakness in China in the excavator industry above 10-tons, which we anticipate to remain below 2022 levels due to low construction activity. In EAME, we anticipate business activity will be flat to slightly up overall versus 2022, with the Middle East exhibiting strong construction demand, whereas Europe demand is expected to be down. Construction activity in Latin America is expected to be down versus a strong 2022 performance.
In Resource Industries, we expect healthy mining demand to continue as commodity prices remain above investment thresholds; however, customers continue to remain capital disciplined. We anticipate production and utilization levels will remain elevated. We expect the age of the fleet and low level of parked trucks to support future demand for our equipment and services. The energy transition is expected to support increased commodity demand, expanding our total addressable market and providing opportunities for long-term profitable growth. In heavy construction and quarry and aggregates, we anticipate continued growth supported by infrastructure and major non-residential construction projects.
In Energy & Transportation, in Oil & Gas reciprocating engines, although customers remain disciplined, we are encouraged by continued strength in demand for gas compression. Power Generation reciprocating engine demand is expected to remain healthy, including data center strength. New equipment orders and services for turbines and turbine-related services in both Oil & Gas and Power Generation are robust. Industrial remains healthy. In Transportation, we anticipate strength in high-speed marine as customers continue to upgrade aging fleets.
Company Trends and Expectations
For the full-year 2023, we expect a strong top line supported by price realization and higher sales of equipment to end users. We expect dealer inventory to be slightly higher at year-end 2023 versus year-end 2022. The environment remains positive with an improving supply chain, a strong backlog and healthy demand across most end markets.
In the second half of 2023, we expect higher sales and revenues compared to the second half of 2022 supported by strong sales of equipment to end users and favorable price realization, partially offset by the impact of changes in dealer inventories. We expect dealer inventory to decrease in the second half of 2023, compared to an increase in the second half of 2022. We expect sales in the third quarter of 2023 to be higher than the third quarter of 2022, but lower compared to the second quarter of 2023, following a typical sequential decline.
We expect operating profit to increase in 2023, compared to 2022. We expect price realization to continue to be favorable in 2023. Throughout 2023, we expect to see moderation of price realization and manufacturing costs. We anticipate the year-over-year benefit of price realization in the second half of 2023 to moderate compared to the benefit we saw in the first half of 2023 as we lap prior price year increases. Increases in SG&A/R&D expenses are expected throughout 2023 as we continue to invest in strategic initiatives such as services growth and technology, including digital, electrification and autonomy. We continue to anticipate higher pension expense within other income (expense) in 2023, compared to 2022, due to higher interest costs from higher interest rates. The change is estimated to be just over $300 million for the full year as compared to 2022, or about $80 million per quarter.
Global Business Conditions
We continue to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost and labor pressures. Areas of particular focus include certain components, transportation and raw materials. Contingency plans have been developed and continue to be modified to minimize supply chain challenges that may impact our ability to meet increasing customer demand. We continue to assess the environment to determine if additional actions need to be taken.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2022 Form 10-K.

Notes:
•Glossary of terms is included on pages 60 - 62; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 66.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2023 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2022

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2022 (at left) and the second quarter of 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the second quarter of 2023 were $17.318 billion, an increase of $3.071 billion, or 22 percent, compared with $14.247 billion in the second quarter of 2022. The increase was due to higher sales volume and favorable price realization. The increase in sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2023 (primarily Energy & Transportation), compared with a decrease during the second quarter of 2022 (primarily Construction Industries).
Sales were higher across the three primary segments.
North America sales increased 33 percent due to higher sales of equipment to end users and favorable price realization.
Sales increased 5 percent in Latin America due to favorable price realization and higher sales of equipment to end users, partially offset by lower services sales volume and the impact from changes in dealer inventories. Dealer inventory decreased more during the second quarter of 2023 than during the second quarter of 2022.
EAME sales increased 18 percent due to favorable price realization and the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2023, compared with a decrease during the second quarter of 2022.
Asia/Pacific sales increased 10 percent driven by favorable price realization, the impact from changes in dealer inventories and higher sales of equipment to end users, partially offset by unfavorable currency impacts, related to the Australian dollar and Japanese yen. Dealer inventory decreased during the second quarter of 2022, compared with an increase during the second quarter of 2023.
Dealer inventory increased by $600 million during the second quarter of 2023, compared with a decrease of $400 million during the second quarter of 2022. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect dealer inventory to be slightly higher at year-end 2023 versus year-end 2022.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2022	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2023	$ Change	% Change

Construction Industries	$6,033	$606	$629	$(105)	$(9)	$7,154	$1,121	19%
Resource Industries	2,961	250	375	(47)	24	3,563	602	20%
Energy & Transportation	5,705	932	417	(32)	197	7,219	1,514	27%
All Other Segment	118	(4)	—	(1)	3	116	(2)	(2%)
Corporate Items and Eliminations	(1,278)	(13)	1	(2)	(215)	(1,507)	(229)
Machinery, Energy & Transportation Sales	13,539	1,771	1,422	(187)	—	16,545	3,006	22%

Financial Products Segment	798	—	—	—	125	923	125	16%
Corporate Items and Eliminations	(90)	—	—	—	(60)	(150)	(60)
Financial Products Revenues	708	—	—	—	65	773	65	9%

Consolidated Sales and Revenues	$14,247	$1,771	$1,422	$(187)	$65	$17,318	$3,071	22%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2023
Construction Industries	$3,968	32%	$566	(11%)	$1,438	20%	$1,149	—%	$7,121		19%	$33	(21%)	$7,154	19%
Resource Industries	1,342	31%	538	15%	517	6%	1,076	18%	3,473		20%	90	36%	3,563	20%
Energy & Transportation	3,120	37%	459	20%	1,479	22%	899	17%	5,957		28%	1,262	18%	7,219	27%
All Other Segment	16	(11%)	—	—%	4	(20%)	14	(7%)	34		(11%)	82	3%	116	(2%)
Corporate Items and Eliminations	(32)		(2)		(2)		(4)		(40)			(1,467)		(1,507)
Machinery, Energy & Transportation Sales	8,414	33%	1,561	5%	3,436	18%	3,134	10%	16,545		22%	—	—%	16,545	22%

Financial Products Segment	593	17%	102	17%	118	22%	110	1%	923	[1]	16%	—	—%	923	16%
Corporate Items and Eliminations	(85)		(21)		(21)		(23)		(150)			—		(150)
Financial Products Revenues	508	10%	81	23%	97	11%	87	(5%)	773		9%	—	—%	773	9%

Consolidated Sales and Revenues	$8,922	32%	$1,642	6%	$3,533	18%	$3,221	10%	$17,318		22%	$—	—%	$17,318	22%

Second Quarter 2022
Construction Industries	$3,006		$635		$1,202		$1,148		$5,991			$42		$6,033
Resource Industries	1,027		466		489		913		2,895			66		2,961
Energy & Transportation	2,277		382		1,215		766		4,640			1,065		5,705
All Other Segment	18		—		5		15		38			80		118
Corporate Items and Eliminations	(20)		(2)		—		(3)		(25)			(1,253)		(1,278)
Machinery, Energy & Transportation Sales	6,308		1,481		2,911		2,839		13,539			—		13,539

Financial Products Segment	505		87		97		109		798	[1]		—		798
Corporate Items and Eliminations	(42)		(21)		(10)		(17)		(90)			—		(90)
Financial Products Revenues	463		66		87		92		708			—		708

Consolidated Sales and Revenues	$6,771		$1,547		$2,998		$2,931		$14,247			$—		$14,247

1 Includes revenues from Machinery, Energy & Transportation of $172 million and $108 million in the second quarter of 2023 and 2022, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2022 (at left) and the second quarter of 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the second quarter of 2023 was $3.652 billion, an increase of $1.708 billion, or 88 percent, compared with $1.944 billion in the second quarter of 2022. The increase was primarily due to favorable price realization and higher sales volume, partially offset by higher manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and an unfavorable change in fair value adjustments related to deferred compensation plans.
Operating profit margin was 21.1 percent for the second quarter of 2023, compared with 13.6 percent for the second quarter of 2022.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2023	Second Quarter 2022	$ Change	% Change
Construction Industries	$1,803	$989	$814	82%
Resource Industries	740	355	385	108%
Energy & Transportation	1,269	659	610	93%
All Other Segment	10	31	(21)	(68%)
Corporate Items and Eliminations	(272)	(230)	(42)
Machinery, Energy & Transportation	3,550	1,804	1,746	97%

Financial Products Segment	240	217	23	11%
Corporate Items and Eliminations	17	17	—
Financial Products	257	234	23	10%
Consolidating Adjustments	(155)	(94)	(61)
Consolidated Operating Profit	$3,652	$1,944	$1,708	88%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the second quarter of 2023 was $127 million, compared with $108 million in the second quarter of 2022. The increase was due to higher average borrowing rates.
▪Other income (expense) in the second quarter of 2023 was income of $127 million, compared with income of $260 million in the second quarter of 2022. The change was primarily driven by unfavorable impacts from foreign currency exchange and pension and other postemployment benefit (OPEB) plan costs, partially offset by higher investment and interest income and lower unrealized losses on marketable securities.
▪The provision for income taxes for the second quarter of 2023 reflected an estimated annual tax rate of 23 percent, compared with 23.5 percent for the second quarter of 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.
In the second quarter of 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets compared to a benefit of $55 million in the second quarter of 2022 primarily for a prior year tax adjustment due to a change in estimate. In the second quarter of 2022, the company also recorded a $10 million benefit due to the change from the first-quarter estimated annual tax rate.
Construction Industries
Construction Industries’ total sales were $7.154 billion in the second quarter of 2023, an increase of $1.121 billion, or 19 percent, compared with $6.033 billion in the second quarter of 2022. The increase was due to favorable price realization and higher sales volume. The increase in sales volume was driven by the impact from changes in dealer inventories and higher sales of equipment to end users. Dealer inventory decreased during the second quarter of 2022, compared with a modest increase during the second quarter of 2023.
▪In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2022, compared with an increase during the second quarter of 2023.
▪Sales decreased in Latin America primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory decreased more during the second quarter of 2023 than during the second quarter of 2022.
▪In EAME, sales increased primarily due to higher sales volume and favorable price realization. Higher sales volume was primarily due to the impact from changes in dealer inventories, partially offset by lower sales of equipment to end users. Dealer inventory decreased during the second quarter of 2022, compared with an increase during the second quarter of 2023.
▪Sales were about flat in Asia/Pacific.
Construction Industries’ profit was $1.803 billion in the second quarter of 2023, an increase of $814 million, or 82 percent, compared with $989 million in the second quarter of 2022. The increase was mainly due to favorable price realization and higher sales volume.
Construction Industries’ profit as a percent of total sales was 25.2 percent in the second quarter of 2023, compared with 16.4 percent in the second quarter of 2022.
Resource Industries
Resource Industries’ total sales were $3.563 billion in the second quarter of 2023, an increase of $602 million, or 20 percent, compared with $2.961 billion in the second quarter of 2022. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was due to higher sales of equipment to end users, partially offset by lower aftermarket parts sales volume.
Resource Industries’ profit was $740 million in the second quarter of 2023, an increase of $385 million, or 108 percent, compared with $355 million in the second quarter of 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected higher material costs.
Resource Industries’ profit as a percent of total sales was 20.8 percent in the second quarter of 2023, compared with 12.0 percent in the second quarter of 2022.

Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2023	Second Quarter 2022	$ Change	% Change
Oil and Gas	$1,760	$1,232	$528	43%
Power Generation	1,645	1,186	459	39%
Industrial	1,318	1,117	201	18%
Transportation	1,234	1,105	129	12%
External Sales	5,957	4,640	1,317	28%
Inter-segment	1,262	1,065	197	18%
Total Sales	$7,219	$5,705	$1,514	27%

Energy & Transportation’s total sales were $7.219 billion in the second quarter of 2023, an increase of $1.514 billion, or 27 percent, compared with $5.705 billion in the second quarter of 2022. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization.
▪Oil and Gas – Sales increased for turbines and turbine-related services. Sales also increased in reciprocating engines used in gas compression and well servicing applications.
▪Power Generation – Sales increased in large reciprocating engines, primarily data center applications, and small reciprocating engines. Turbines and turbine-related services increased as well.
▪Industrial – Sales were up across all regions.
▪Transportation – Sales increased in marine and rail services.
Energy & Transportation’s profit was $1.269 billion in the second quarter of 2023, an increase of $610 million, or 93 percent, compared with $659 million in the second quarter of 2022. The increase was mainly due to higher sales volume and favorable price realization, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs were driven by higher material costs and increased period manufacturing costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Energy & Transportation’s profit as a percent of total sales was 17.6 percent in the second quarter of 2023, compared with 11.6 percent in the second quarter of 2022.
Financial Products Segment
Financial Products’ segment revenues were $923 million in the second quarter of 2023, an increase of $125 million, or 16 percent, compared with $798 million in the second quarter of 2022. The increase was primarily due to higher average financing rates across all regions.
Financial Products’ segment profit was $240 million in the second quarter of 2023, an increase of $23 million, or 11 percent, compared with $217 million in the second quarter of 2022. The increase was mainly due to lower provision for credit losses at Cat Financial, partially offset by an increase in SG&A expenses.
At the end of the second quarter of 2023, past dues at Cat Financial were 2.15 percent, compared with 2.19 percent at the end of the second quarter of 2022. Write-offs, net of recoveries, were $8 million for the second quarter of 2023, compared with less than $1 million for the second quarter of 2022. As of June 30, 2023, Cat Financial's allowance for credit losses totaled $320 million, or 1.15 percent of finance receivables, compared with $348 million, or 1.27 percent of finance receivables at March 31, 2023. The allowance for credit losses at year-end 2022 was $346 million, or 1.29 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $255 million in the second quarter of 2023, an increase of $42 million from the second quarter of 2022. Lower corporate costs and decreased expenses due to timing differences were more than offset by an unfavorable change in fair value adjustments related to deferred compensation plans and unfavorable impacts of segment reporting methodology differences.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2022

CONSOLIDATED SALES AND REVENUES

Consolidated Sales and Revenues Comparison
June YTD 2023 vs. June YTD 2022
Millions of $
40,000
35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
27,836
2,348
3,316
(445)
125
33,180
June YTD 2022 Sales & Revenues
Sales Volume
Price Realization
Currency
Financial Products Revenues
June YTD 2023 Sales & Revenues

The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2022 (at left) and the six months ended June 30, 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $33.180 billion for the six months ended June 30, 2023, an increase of $5.344 billion, or 19 percent, compared with $27.836 billion for the six months ended June 30, 2022. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories, partially offset by lower services sales volume. Dealer inventory increased more during the six months ended June 30, 2023, than the during the six months ended June 30, 2022.
Sales were higher in the three primary segments.
North America sales increased 33 percent driven by favorable price realization, higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the six months ended June 30, 2023, than during the six months ended June 30, 2022.
Sales increased 7 percent in Latin America due to favorable price realization and higher sales of equipment to end users, partially offset by lower services sales volume and the impact from changes in dealer inventories. Dealer inventory increased during the six months ended June 30, 2022, compared with a decrease during the six months ended June 30, 2023.
EAME sales increased 13 percent due to favorable price realization and higher sales of equipment to end users.
Asia/Pacific sales increased 6 percent driven by favorable price realization, partially offset by unfavorable currency impacts related to the Australian dollar and Japanese yen.
Dealer inventory increased about $2.2 billion during the six months ended June 30, 2023, compared with an increase of $900 million during the six months ended June 30, 2022. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2022	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2023	$ Change	% Change

Construction Industries	$12,148	$433	$1,571	$(256)	$4	$13,900	$1,752	14%
Resource Industries	5,791	407	847	(76)	21	6,990	1,199	21%
Energy & Transportation	10,743	1,553	897	(110)	390	13,473	2,730	25%
All Other Segment	236	(6)	—	(2)	(1)	227	(9)	(4%)
Corporate Items and Eliminations	(2,493)	(39)	1	(1)	(414)	(2,946)	(453)
Machinery, Energy & Transportation Sales	26,425	2,348	3,316	(445)	—	31,644	5,219	20%

Financial Products Segment	1,581	—	—	—	244	1,825	244	15%
Corporate Items and Eliminations	(170)	—	—	—	(119)	(289)	(119)
Financial Products Revenues	1,411	—	—	—	125	1,536	125	9%

Consolidated Sales and Revenues	$27,836	$2,348	$3,316	$(445)	$125	$33,180	$5,344	19%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2023
Construction Industries	$7,576	32%	$1,165	(8%)	$2,774	12%	$2,310	(11%)	$13,825		14%	$75	6%	$13,900	14%
Resource Industries	2,650	30%	1,012	17%	1,116	3%	2,054	24%	6,832		21%	158	15%	6,990	21%
Energy & Transportation	5,692	35%	839	21%	2,863	19%	1,618	18%	11,012		27%	2,461	19%	13,473	25%
All Other Segment	34	(6%)	—	—%	8	(20%)	27	(13%)	69		(10%)	158	(1%)	227	(4%)
Corporate Items and Eliminations	(80)		(2)		(3)		(9)		(94)			(2,852)		(2,946)
Machinery, Energy & Transportation Sales	15,872	33%	3,014	7%	6,758	13%	6,000	6%	31,644		20%	—	—%	31,644	20%

Financial Products Segment	1,168	16%	206	29%	232	20%	219	—%	1,825	[1]	15%	—	—%	1,825	15%
Corporate Items and Eliminations	(168)		(39)		(39)		(43)		(289)			—		(289)
Financial Products Revenues	1,000	8%	167	37%	193	11%	176	(5%)	1,536		9%	—	—%	1,536	9%

Consolidated Sales and Revenues	$16,872	31%	$3,181	8%	$6,951	13%	$6,176	6%	$33,180		19%	$—	—%	$33,180	19%

Six Months Ended June 30, 2022
Construction Industries	$5,726		$1,262		$2,479		$2,610		$12,077			$71		$12,148
Resource Industries	2,045		865		1,083		1,661		5,654			137		5,791
Energy & Transportation	4,215		692		2,399		1,366		8,672			2,071		10,743
All Other Segment	36		—		10		31		77			159		236
Corporate Items and Eliminations	(44)		(1)		(2)		(8)		(55)			(2,438)		(2,493)
Machinery, Energy & Transportation Sales	11,978		2,818		5,969		5,660		26,425			—		26,425

Financial Products Segment	1,008		160		193		220		1,581	[1]		—		1,581
Corporate Items and Eliminations	(78)		(38)		(19)		(35)		(170)			—		(170)
Financial Products Revenues	930		122		174		185		1,411			—		1,411

Consolidated Sales and Revenues	$12,908		$2,940		$6,143		$5,845		$27,836			$—		$27,836

1 Includes revenues from Machinery, Energy & Transportation of $334 million and $208 million in the six months ended June 30, 2023 and 2022, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2022 (at left) and the six months ended June 30, 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Longwall Divestiture is included in total restructuring costs. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2023, was $6.383 billion, an increase of $2.584 billion, or 68 percent, compared with $3.799 billion for the six months ended June 30, 2022. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs, the impact of the divestiture of the company's Longwall business and higher SG&A/R&D expenses. Unfavorable manufacturing costs largely reflected higher material costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and an unfavorable change in fair value adjustments related to deferred compensation plans.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation.
Operating profit margin was 19.2 percent for the six months ended June 30, 2023, compared with 13.6 percent for the six months ended June 30, 2022.

Profit (Loss) by Segment
(Millions of dollars)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Construction Industries	$3,593	$2,046	$1,547	76%
Resource Industries	1,504	716	788	110%
Energy & Transportation	2,326	1,197	1,129	94%
All Other Segment	21	34	(13)	(38%)
Corporate Items and Eliminations	(1,280)	(474)	(806)
Machinery, Energy & Transportation	6,164	3,519	2,645	75%

Financial Products Segment	472	455	17	4%
Corporate Items and Eliminations	42	—	42
Financial Products	514	455	59	13%
Consolidating Adjustments	(295)	(175)	(120)
Consolidated Operating Profit	$6,383	$3,799	$2,584	68%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the six months ended June 30, 2023, was $256 million, compared with $217 million for the six months ended June 30, 2022. The increase was due to higher average borrowing rates.
▪Other income (expense) for the six months ended June 30, 2023, was income of $159 million, compared with income of $513 million for the six months June 30, 2022. The change was primarily driven by unfavorable impacts from foreign currency exchange and pension and OPEB plan costs, partially offset by higher investment and interest income.
▪The provision for income taxes for the six months ended June 30, 2023 reflected an estimated annual tax rate of 23 percent, compared with 23.5 percent for the six months ended June 30, 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.
The 2023 estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. In the six months ended June 30, 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets. In addition, the company recorded a discrete tax benefit of $32 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $18 million benefit for the six months ended June 30, 2022. In the six months ended June 30, 2022, the company also recorded discrete tax benefits of $49 million for a prior year tax adjustment due to a change in estimate.
Construction Industries
Construction Industries’ total sales were $13.900 billion for the six months ended June 30, 2023, an increase of $1.752 billion, or 14 percent, compared with $12.148 billion for the six months ended June 30, 2022. The increase was due to favorable price realization.
•In North America, sales increased due to favorable price realization and higher sales volume. Higher sales volume was driven by the impact from changes in dealer inventories and higher sales of equipment to end users. Dealer inventory increased during the six months ended June 30, 2023, compared to remaining about flat during the six months ended June 30, 2022.
•Sales decreased in Latin America primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory decreased during the six months ended June 30, 2023, compared with an increase during the six months ended June 30, 2022.
•In EAME, sales increased primarily due to favorable price realization and higher sales volume, partially offset by unfavorable currency impacts, mainly related to the euro and British pound. Higher sales volume was due to the impact from changes in dealer inventories, partially offset by lower sales of equipment to end users. Dealer inventory increased more during the six months ended June 30, 2023, than during the six months ended June 30, 2022.
•Sales decreased in Asia/Pacific due to lower sales volume and unfavorable currency impacts, primarily related to the Japanese yen, Chinese yuan and Australian dollar, partially offset by favorable price realization. Lower sales volume was driven by lower sales of equipment to end users.
Construction Industries’ profit was $3.593 billion for the six months ended June 30, 2023, an increase of $1.547 billion, or 76 percent, compared with $2.046 billion for the six months ended June 30, 2022. The increase was mainly due to favorable price realization.
Construction Industries’ profit as a percent of total sales was 25.8 percent for the six months ended June 30, 2023, compared with 16.8 percent for the six months ended June 30, 2022.
Resource Industries
Resource Industries’ total sales were $6.990 billion for the six months ended June 30, 2023, an increase of $1.199 billion, or 21 percent, compared with $5.791 billion for the six months ended June 30, 2022. The increase was due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by lower aftermarket parts sales volume.
Resource Industries’ profit was $1.504 billion for the six months ended June 30, 2023, an increase of $788 million, or 110 percent, compared with $716 million for the six months ended June 30, 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected higher material costs.

Resource Industries’ profit as a percent of total sales was 21.5 percent for the six months ended June 30, 2023, compared with 12.4 percent for the six months ended June 30, 2022.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Oil and Gas	$3,074	$2,180	$894	41%
Power Generation	2,929	2,198	731	33%
Industrial	2,573	2,137	436	20%
Transportation	2,436	2,157	279	13%
External Sales	11,012	8,672	2,340	27%
Inter-Segment	2,461	2,071	390	19%
Total Sales	$13,473	$10,743	$2,730	25%

Energy & Transportation’s total sales were $13.473 billion for the six months ended June 30, 2023, an increase of $2.730 billion, or 25 percent, compared with $10.743 billion for the six months ended June 30, 2022. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization.
•Oil and Gas – Sales increased for turbines and turbine-related services. Sales also increased in reciprocating engines used in well servicing and gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications, and small reciprocating engines. Turbines and turbine-related services increased as well.
•Industrial – Sales were up across all regions.
•Transportation – Sales increased in marine and rail services.
Energy & Transportation’s profit was $2.326 billion for the six months ended June 30, 2023, an increase of $1.129 billion, or 94 percent, compared with $1.197 billion for the six months ended June 30, 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs were driven by higher material costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Energy & Transportation’s profit as a percent of total sales was 17.3 percent for the six months ended June 30, 2023, compared with 11.1 percent for the six months ended June 30, 2022.
Financial Products Segment
Financial Products’ segment revenues were $1.825 billion for the six months ended June 30, 2023, an increase of $244 million, or 15 percent, compared with $1.581 billion for the six months ended June 30, 2022. The increase was primarily due to higher average financing rates across all regions.
Financial Products’ segment profit was $472 million for the six months ended June 30, 2023, an increase of $17 million, or 4 percent, compared with $455 million for the six months ended June 30, 2022. The increase was mainly due to lower provision for credit losses at Cat Financial and higher net yield on average earning assets, partially offset by unfavorable currency impacts and an increase in SG&A expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.238 billion for the six months ended June 30, 2023, an increase of $764 million from the six months ended June 30, 2022, primarily driven by the impact of the divestiture of the company's Longwall business and an unfavorable change in fair value adjustments related to deferred compensation plans.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation. This impact was included in total restructuring costs.

RESTRUCTURING COSTS

In 2023, we expect to incur about $700 million of restructuring costs, which includes a pre-tax loss of approximately $586 million from the divestiture of our Longwall business within Resource Industries on February 1, 2023. In addition, we expect to incur about $100 million of restructuring costs this year primarily related to strategic actions to address a small number of products. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses of about $75 million in 2023 compared with 2022.

Additional information related to restructuring costs is included in Note 20 - "Restructuring Costs" of Part I, Item 1 "Financial Statements".
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring costs, which include the divestiture of the company’s Longwall business, as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring costs, which include the divestiture of the company’s Longwall business, and a discrete tax benefit to adjust deferred tax balances.
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
9.EAME – A geographic region including Europe, Africa, the Middle East and Eurasia.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first six months of 2023 and ended the second quarter with $7.39 billion of cash, an increase of $383 million from year-end 2022. In addition, ME&T has invested in available-for-sale debt securities and bank time deposits with varying maturity dates within one year that are considered highly liquid and are available for current operations. These ME&T securities were $2.02 billion at the end of June 30, 2023 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first six months of 2023 was $4.82 billion, up $2.28 billion compared to the same period a year ago. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including the loss on divestiture of the company's Longwall business.
Total debt as of June 30, 2023 was $37.70 billion, an increase of $706 million from year-end 2022. Debt related to ME&T decreased $35 million in the first six months of 2023 while debt related to Financial Products increased $749 million.
As of June 30, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2023 was $2.75 billion. Information on our Credit Facility is as follows:
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

At June 30, 2023, Caterpillar’s consolidated net worth was $18.30 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At June 30, 2023, Cat Financial’s covenant interest coverage ratio was 1.96 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.
In addition, at June 30, 2023, Cat Financial’s six-month covenant leverage ratio was 7.02 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2023, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of June 30, 2023 were:

	June 30, 2023
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,140	571	3,569
Total credit lines available	14,640	3,321	11,319
Less: Commercial paper outstanding	(5,045)	—	(5,045)
Less: Utilized credit	(1,031)	—	(1,031)
Available credit	$8,564	$3,321	$5,243

The other external consolidated credit lines with banks as of June 30, 2023 totaled $4.14 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.
We receive debt ratings from the major credit rating agencies. In May 2023, Fitch upgraded our debt rating to "high-A", while Moody’s and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.
We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. We account for the payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of the Programs will have a significant impact on our liquidity. Additional information related to the Programs is included in Note 2 - "New accounting guidance" of Part I, Item 1 "Financial Statements".

Machinery, Energy & Transportation
Net cash provided by operating activities was $4.67 billion in the first six months of 2023, compared with net cash provided of $1.29 billion for the same period in 2022. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including the loss on divestiture of the company's Longwall business and lower working capital requirements. Within working capital, changes in inventories, accrued expenses and receivables favorably impacted cash flow, but were partially offset by changes in accounts payable and customer advances.
Net cash used by investing activities in the first six months of 2023 was $1.19 billion, compared with net cash used of $1.24 billion in the first six months of 2022. The decrease was due to lower investments in securities, net of proceeds from sale of securities, partially offset by an increase in capital spend.
Net cash used for financing activities during the first six months of 2023 was $3.19 billion, compared with net cash used of $3.26 billion in the same period of 2022. The change was primarily due to lower share repurchases in the first six months of 2023 along with favorable impacts from borrowing activity, partially offset by increased dividends.
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
Operational excellence and commitments – Capital expenditures were $685 million during the first six months of 2023, compared to $594 million for the same period in 2022. We expect ME&T’s capital expenditures in 2023 to be about $1.5 billion. We made $264 million of contributions to our pension and other postretirement benefit plans during the first six months of 2023. We currently anticipate full-year 2023 contributions of approximately $372 million. In comparison, we made $255 million of contributions to our pension and other postretirement benefit plans during the first six months of 2022.
Fund strategic growth initiatives and return capital to shareholders – We intend to utilize our liquidity and debt capacity to fund targeted investments that drive long-term profitable growth focused in the areas of expanded offerings, services and sustainability, including acquisitions.
As part of our capital allocation strategy, ME&T free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define ME&T free cash flow as cash from ME&T operations less capital expenditures, excluding discretionary pension and other postretirement benefit plan contributions and cash payments related to settlements with the U.S. Internal Revenue Service. A goal of our capital allocation strategy is to return substantially all ME&T free cash flow to shareholders over time in the form of dividends and share repurchases, while maintaining a mid-A rating.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company and the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In the first six months of 2023, we repurchased $1.83 billion of Caterpillar common stock, with $10.97 billion remaining under the 2022 Authorization as of June 30, 2023. Our basic shares outstanding as of June 30, 2023 were approximately 510 million.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2023, the Board of Directors approved an 8 percent increase in the quarterly dividend to $1.30 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.24 billion in the first six months of 2023.

Financial Products
Financial Products operating cash flow was $542 million in the first six months of 2023, compared with $735 million for the same period in 2022. Net cash used for investing activities was $1.01 billion for the first six months of 2023, compared with net cash used of $125 million for the same period in 2022. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $613 million in the first six months of 2023 compared with net cash used of $630 million for the same period in 2022. The change was primarily due to higher portfolio funding requirements.

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

Order Backlog
At the end of the second quarter of 2023, the dollar amount of backlog believed to be firm was approximately $30.7 billion, which was about flat to the first quarter of 2023. Of the total backlog at June 30, 2023, approximately $5.9 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of three significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs related to the divestiture of the company's Longwall business, (ii) other restructuring costs and (iii) certain deferred tax valuation allowance adjustments. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended June 30, 2023 - U.S. GAAP	$3,652	21.1%	$3,652	$752	20.6%	$2,922	$5.67
Restructuring costs	31	0.2%	31	6	20.0%	25	0.05
Deferred tax valuation allowance adjustments	—	—%	—	88	—%	(88)	(0.17)
Three Months Ended June 30, 2023 - Adjusted	$3,683	21.3%	$3,683	$846	23.0%	$2,859	$5.55

Three Months Ended June 30, 2022 - U.S. GAAP	$1,944	13.6%	$2,096	$427	20.4%	$1,673	$3.13
Restructuring costs	28	0.2%	28	2	10.0%	26	0.05
Three Months Ended June 30, 2022 - Adjusted	$1,972	13.8%	$2,124	$429	20.2%	$1,699	$3.18

Six Months Ended June 30, 2023- U.S. GAAP	$6,383	19.2%	$6,286	$1,460	23.2%	$4,865	$9.41
Restructuring costs - Longwall divestiture	586	1.8%	586	—	—%	586	1.13
Other restructuring costs	56	0.2%	56	11	20.0%	45	0.09
Deferred tax valuation allowance adjustments	—	—%	—	88	—%	(88)	(0.17)
Six Months Ended June 30, 2023 - Adjusted	$7,025	21.2%	$6,928	$1,559	22.5%	$5,408	$10.46

Six Months Ended June 30, 2022 - U.S. GAAP	$3,799	13.6%	$4,095	$896	21.9%	$3,210	$5.99
Restructuring costs	41	0.2%	41	4	10.0%	37	0.07
Six Months Ended June 30, 2022 - Adjusted	$3,840	13.8%	$4,136	$900	21.8%	$3,247	$6.06

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30
	2023	2022
ME&T net cash provided by operating activities [1]	$4,667	$1,289
ME&T capital expenditures	(685)	(594)
ME&T free cash flow	$3,982	$695
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 74 - 75.

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

Pages 68 to 75 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$16,545	$16,545	$—	$—
Revenues of Financial Products	773	—	955	(182)	[1]
Total sales and revenues	17,318	16,545	955	(182)

Operating costs:
Cost of goods sold	11,065	11,068	—	(3)	[2]
Selling, general and administrative expenses	1,528	1,389	143	(4)	[2]
Research and development expenses	528	528	—	—
Interest expense of Financial Products	245	—	245	—
Other operating (income) expenses	300	10	310	(20)	[2]
Total operating costs	13,666	12,995	698	(27)

Operating profit	3,652	3,550	257	(155)

Interest expense excluding Financial Products	127	127	—	—
Other income (expense)	127	(10)	(18)	155	[3]

Consolidated profit before taxes	3,652	3,413	239	—

Provision (benefit) for income taxes	752	691	61	—
Profit of consolidated companies	2,900	2,722	178	—

Equity in profit (loss) of unconsolidated affiliated companies	24	24	—	—

Profit of consolidated and affiliated companies	2,924	2,746	178	—

Less: Profit (loss) attributable to noncontrolling interests	2	(1)	3	—

Profit [4]	$2,922	$2,747	$175	$—

1Elimination of Financial Products’ revenues earned from ME&T.
2Elimination of net expenses recorded by ME&T paid to Financial Products.
3Elimination of discount recorded by ME&T on receivables sold to Financial Products and of interest earned between ME&T and Financial Products as well as dividends paid by Financial Products to ME&T.
4Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$31,644	$31,644	$—	$—
Revenues of Financial Products	1,536	—	1,890	(354)	[1]
Total sales and revenues	33,180	31,644	1,890	(354)

Operating costs:
Cost of goods sold	21,168	21,172	—	(4)	[2]
Selling, general and administrative expenses	2,991	2,709	301	(19)	[2]
Research and development expenses	1,000	1,000	—	—
Interest expense of Financial Products	462	—	462	—
Other operating (income) expenses	1,176	599	613	(36)	[2]
Total operating costs	26,797	25,480	1,376	(59)

Operating profit	6,383	6,164	514	(295)

Interest expense excluding Financial Products	256	256	—	—
Other income (expense)	159	(24)	(37)	220	[3]

Consolidated profit before taxes	6,286	5,884	477	(75)

Provision (benefit) for income taxes	1,460	1,339	121	—
Profit of consolidated companies	4,826	4,545	356	(75)

Equity in profit (loss) of unconsolidated affiliated companies	40	43	—	(3)	[4]

Profit of consolidated and affiliated companies	4,866	4,588	356	(78)

Less: Profit (loss) attributable to noncontrolling interests	1	(1)	5	(3)	[5]

Profit [6]	$4,865	$4,589	$351	$(75)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$7,387	$6,323	$1,064	$—
Receivables – trade and other	9,416	3,467	591	5,358	[1,2]
Receivables – finance	9,288	—	14,850	(5,562)	[2]
Prepaid expenses and other current assets	3,163	2,936	308	(81)	[3]
Inventories	17,746	17,746	—	—
Total current assets	47,000	30,472	16,813	(285)

Property, plant and equipment – net	12,124	8,102	4,022	—
Long-term receivables – trade and other	1,161	523	155	483	[1,2]
Long-term receivables – finance	12,022	—	12,544	(522)	[2]
Noncurrent deferred and refundable income taxes	2,607	3,122	116	(631)	[4]
Intangible assets	630	630	—	—
Goodwill	5,293	5,293	—	—
Other assets	4,590	3,802	1,966	(1,178)	[5]
Total assets	$85,427	$51,944	$35,616	$(2,133)

Liabilities
Current liabilities:
Short-term borrowings	$5,548	$—	$5,548	$—
Accounts payable	8,443	8,364	298	(219)	[6,7]
Accrued expenses	4,493	4,003	490	—	[7]
Accrued wages, salaries and employee benefits	1,755	1,718	37	—
Customer advances	2,137	2,121	1	15	[7]
Dividends payable	663	663	—	—
Other current liabilities	3,109	2,484	729	(104)	[4,8]
Long-term debt due within one year	9,166	1,043	8,123	—
Total current liabilities	35,314	20,396	15,226	(308)

Long-term debt due after one year	22,985	8,574	14,450	(39)	[9]
Liability for postemployment benefits	4,084	4,084	—	—
Other liabilities	4,788	3,855	1,617	(684)	[4]
Total liabilities	67,171	36,909	31,293	(1,031)
Commitments and contingencies
Shareholders’ equity
Common stock	6,478	6,478	905	(905)	[10]
Treasury stock	(33,391)	(33,391)	—	—
Profit employed in the business	47,094	42,739	4,344	11	[10]
Accumulated other comprehensive income (loss)	(1,946)	(815)	(1,131)	—
Noncontrolling interests	21	24	205	(208)	[10]
Total shareholders’ equity	18,256	15,035	4,323	(1,102)
Total liabilities and shareholders’ equity	$85,427	$51,944	$35,616	$(2,133)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,866	$4,588	$356	$(78)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,074	690	384	—
Provision (benefit) for deferred income taxes	(355)	(338)	(17)	—
Loss on divestiture	572	572	—	—
Other	106	198	(368)	276	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(465)	132	57	(654)	[2,3]
Inventories	(1,560)	(1,558)	—	(2)	[2]
Accounts payable	34	(28)	2	60	[2]
Accrued expenses	381	318	63	—
Accrued wages, salaries and employee benefits	(562)	(550)	(12)	—
Customer advances	284	283	1	—
Other assets – net	81	149	5	(73)	[2]
Other liabilities – net	366	211	71	84	[2]
Net cash provided by (used for) operating activities	4,822	4,667	542	(387)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(683)	(678)	(11)	6	[2]
Expenditures for equipment leased to others	(774)	(7)	(772)	5	[2]
Proceeds from disposals of leased assets and property, plant and equipment	368	27	350	(9)	[2]
Additions to finance receivables	(6,973)	—	(7,957)	984	[3]
Collections of finance receivables	6,759	—	7,516	(757)	[3]
Net intercompany purchased receivables	—	—	(83)	83	[3]
Proceeds from sale of finance receivables	29	—	29	—
Net intercompany borrowings	—	—	4	(4)	[4]
Investments and acquisitions (net of cash acquired)	(20)	(20)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(14)	(14)	—	—
Proceeds from sale of securities	463	332	131	—
Investments in securities	(1,078)	(866)	(212)	—
Other – net	41	41	—	—
Net cash provided by (used for) investing activities	(1,882)	(1,185)	(1,005)	308

Cash flow from financing activities:
Dividends paid	(1,238)	(1,238)	(75)	75	[5]
Common stock issued, including treasury shares reissued	(22)	(22)	—	—
Common shares repurchased	(1,829)	(1,829)	—	—
Net intercompany borrowings	—	(4)	—	4	[4]
Proceeds from debt issued (original maturities greater than three months)	3,299	—	3,299	—
Payments on debt (original maturities greater than three months)	(2,303)	(95)	(2,208)	—
Short-term borrowings – net (original maturities three months or less)	(406)	(3)	(403)	—
Net cash provided by (used for) financing activities	(2,499)	(3,191)	613	79
Effect of exchange rate changes on cash	(60)	(12)	(48)	—
Increase (decrease) in cash, cash equivalents and restricted cash	381	279	102	—
Cash, cash equivalents and restricted cash at beginning of period	7,013	6,049	964	—
Cash, cash equivalents and restricted cash at end of period	$7,394	$6,328	$1,066	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2022
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,210	$2,868	$346	$(4)	[1]
Adjustments for non-cash items:
Depreciation and amortization	1,110	715	395	—
Provision (benefit) for deferred income taxes	(283)	(232)	(51)	—
Other	49	(54)	(93)	196	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	283	(32)	12	303	[2,3]
Inventories	(2,003)	(2,003)	—	—	[2]
Accounts payable	427	396	11	20	[2]
Accrued expenses	(80)	(89)	9	—
Accrued wages, salaries and employee benefits	(445)	(428)	(17)	—
Customer advances	514	515	(1)	—
Other assets – net	86	(44)	(25)	155	[2]
Other liabilities – net	(322)	(323)	149	(148)	[2]
Net cash provided by (used for) operating activities	2,546	1,289	735	522

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(586)	(583)	(5)	2	[2]
Expenditures for equipment leased to others	(688)	(11)	(683)	6	[2]
Proceeds from disposals of leased assets and property, plant and equipment	468	43	433	(8)	[2]
Additions to finance receivables	(6,705)	—	(7,175)	470	[3]
Collections of finance receivables	6,519	—	6,896	(377)	[3]
Net intercompany purchased receivables	—	—	615	(615)	[3]
Proceeds from sale of finance receivables	21	—	21	—
Net intercompany borrowings	—	—	3	(3)	[4]
Investments and acquisitions (net of cash acquired)	(36)	(36)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	1	1	—	—
Proceeds from sale of securities	1,204	1,014	190	—
Investments in securities	(2,118)	(1,724)	(394)	—
Other – net	32	58	(26)	—
Net cash provided by (used for) investing activities	(1,888)	(1,238)	(125)	(525)

Cash flow from financing activities:
Dividends paid	(1,187)	(1,187)	—	—
Common stock issued, including treasury shares reissued	4	4	—	—
Common shares repurchased	(1,924)	(1,924)	—	—
Net intercompany borrowings	—	(3)	—	3	[4]
Proceeds from debt issued (original maturities greater than three months)	4,015	—	4,015	—
Payments on debt (original maturities greater than three months)	(4,246)	(13)	(4,233)	—
Short-term borrowings – net (original maturities three months or less)	(553)	(141)	(412)	—
Net cash provided by (used for) financing activities	(3,891)	(3,264)	(630)	3
Effect of exchange rate changes on cash	(7)	—	(7)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(3,240)	(3,213)	(27)	—
Cash, cash equivalents and restricted cash at beginning of period	9,263	8,433	830	—
Cash, cash equivalents and restricted cash at end of period	$6,023	$5,220	$803	$—

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the second quarter of 2023, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3]	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
April 1-30, 2023	1,049,531	$220.26	1,049,531	$12.168
May 1-31, 2023	4,437,549	$222.58	4,437,549	$11.062
June 1-30, 2023	427,328	$213.52	427,328	$10.970
Total	5,914,408	$221.51	5,914,408

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. As of June 30, 2023, $11.0 billion remained available under the 2022 Authorization.

[2] During the second quarter of 2023, we entered into an accelerated share repurchase agreement ("ASR") with a third-party financial institution to purchase $750 million of our common stock. In May 2023, upon payment of the $750 million to the financial institution, we received 2.8 million shares. In July 2023, upon final settlement of the ASR, we received an additional 0.5 million shares. In total, we repurchased 3.3 million shares under this ASR at an average price per share of $228.66.

3 In April, May and June of 2023, we repurchased 1.0 million, 1.7 million and 0.4 million shares, respectively, for an aggregate of $679 million in open market transactions at an average price per share of $220.26, $212.56 and $213.52, respectively.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2023, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 14,000 active participants in the aggregate. During the second quarter of 2023, approximately 84,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan*
10.2	Form of Restricted Stock Unit Award for Directors pursuant to the 2023 Long-Term Incentive Plan*
10.3	Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan*
10.4	Form of Performance-Based Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan*
10.5	Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan (China Payroll Addendum)*
10.6	Caterpillar Inc. 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 20, 2023)*
31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
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

CATERPILLAR INC.

August 2, 2023	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

August 2, 2023	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 2, 2023	/s/ Derek Owens	Senior Vice President and General Counsel
Derek Owens

August 2, 2023	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp