Form 10-Q
period 2023-09-30
CATERPILLAR INC
filed 2023-11-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

At September 30, 2023, 509,084,743 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2023	2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,988	$14,278
Revenues of Financial Products	822	716
Total sales and revenues	16,810	14,994

Operating costs:
Cost of goods sold	10,583	10,202
Selling, general and administrative expenses	1,624	1,401
Research and development expenses	554	476
Interest expense of Financial Products	280	151
Other operating (income) expenses	320	339
Total operating costs	13,361	12,569

Operating profit	3,449	2,425

Interest expense excluding Financial Products	129	109
Other income (expense)	195	242

Consolidated profit before taxes	3,515	2,558

Provision (benefit) for income taxes	734	527
Profit of consolidated companies	2,781	2,031

Equity in profit (loss) of unconsolidated affiliated companies	12	9

Profit of consolidated and affiliated companies	2,793	2,040

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)

Profit [1]	$2,794	$2,041

Profit per common share	$5.48	$3.89

Profit per common share – diluted [2]	$5.45	$3.87

Weighted-average common shares outstanding (millions)
– Basic	509.8	525.0
– Diluted [2]	512.6	527.6

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2023	2022

Profit of consolidated and affiliated companies	$2,793	$2,040
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(205)	(618)
Pension and other postretirement benefits:	(3)	(1)
Derivative financial instruments:	(62)	(191)
Available-for-sale securities:	(16)	(44)

Total other comprehensive income (loss), net of tax	(286)	(854)
Comprehensive income	2,507	1,186
Less: comprehensive income attributable to the noncontrolling interests	(1)	(1)
Comprehensive income attributable to shareholders	$2,508	$1,187

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2023	2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$47,632	$40,703
Revenues of Financial Products	2,358	2,127
Total sales and revenues	49,990	42,830

Operating costs:
Cost of goods sold	31,751	29,736
Selling, general and administrative expenses	4,615	4,172
Research and development expenses	1,554	1,413
Interest expense of Financial Products	742	377
Other operating (income) expenses	1,496	908
Total operating costs	40,158	36,606

Operating profit	9,832	6,224

Interest expense excluding Financial Products	385	326
Other income (expense)	354	755

Consolidated profit before taxes	9,801	6,653

Provision (benefit) for income taxes	2,194	1,423
Profit of consolidated companies	7,607	5,230

Equity in profit (loss) of unconsolidated affiliated companies	52	20

Profit of consolidated and affiliated companies	7,659	5,250

Less: Profit (loss) attributable to noncontrolling interests	—	(1)

Profit [1]	$7,659	$5,251

Profit per common share	$14.93	$9.91

Profit per common share – diluted [2]	$14.85	$9.85

Weighted-average common shares outstanding (millions)
– Basic	513.0	530.1
– Diluted [2]	515.7	533.2

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2023	2022

Profit of consolidated and affiliated companies	$7,659	$5,250
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	260	(1,392)
Pension and other postretirement benefits:	(8)	(3)
Derivative financial instruments:	(19)	(254)
Available-for-sale securities:	(8)	(151)

Total other comprehensive income (loss), net of tax	225	(1,800)
Comprehensive income	7,884	3,450
Less: comprehensive income attributable to the noncontrolling interests	—	(1)
Comprehensive income attributable to shareholders	$7,884	$3,451

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,545	$7,004
Receivables – trade and other	9,134	8,856
Receivables – finance	9,608	9,013
Prepaid expenses and other current assets	5,138	2,642
Inventories	17,580	16,270
Total current assets	48,005	43,785

Property, plant and equipment – net	12,287	12,028
Long-term receivables – trade and other	1,110	1,265
Long-term receivables – finance	11,907	12,013
Noncurrent deferred and refundable income taxes	2,719	2,213
Intangible assets	604	758
Goodwill	5,268	5,288
Other assets	4,891	4,593
Total assets	$86,791	$81,943

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$3
Financial Products	4,218	5,954
Accounts payable	7,827	8,689
Accrued expenses	4,669	4,080
Accrued wages, salaries and employee benefits	2,300	2,313
Customer advances	2,333	1,860
Dividends payable	—	620
Other current liabilities	3,115	2,690
Long-term debt due within one year:
Machinery, Energy & Transportation	1,043	120
Financial Products	7,619	5,202
Total current liabilities	33,124	31,531

Long-term debt due after one year:
Machinery, Energy & Transportation	8,470	9,498
Financial Products	15,789	16,216
Liability for postemployment benefits	4,060	4,203
Other liabilities	4,841	4,604
Total liabilities	66,284	66,052
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/23 and 12/31/22 – 814,894,624) at paid-in amount	6,698	6,560
Treasury stock: (9/30/23 – 305,809,881 shares; 12/31/22 – 298,549,134 shares) at cost	(33,865)	(31,748)
Profit employed in the business	49,888	43,514
Accumulated other comprehensive income (loss)	(2,232)	(2,457)
Noncontrolling interests	18	22
Total shareholders’ equity	20,507	15,891
Total liabilities and shareholders’ equity	$86,791	$81,943

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2022
Balance at June 30, 2022	$6,464	$(29,501)	$41,263	$(2,499)	$32	$15,759
Profit of consolidated and affiliated companies	—	—	2,041	—	(1)	2,040
Foreign currency translation, net of tax	—	—	—	(618)	—	(618)
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	(191)	—	(191)
Available-for-sale securities, net of tax	—	—	—	(44)	—	(44)
Common shares issued from treasury stock for stock-based compensation: 75,534	(5)	4	—	—	—	(1)
Stock-based compensation expense	55	—	—	—	—	55
Common shares repurchased: 7,575,322 [1]	—	(1,385)	—	—	—	(1,385)
Other	9	(1)	—	—	—	8
Balance at September 30, 2022	$6,523	$(30,883)	$43,304	$(3,353)	$31	$15,622

Three Months Ended September 30, 2023
Balance at June 30, 2023	$6,478	$(33,391)	$47,094	$(1,946)	$21	$18,256
Profit of consolidated and affiliated companies	—	—	2,794	—	(1)	2,793
Foreign currency translation, net of tax	—	—	—	(205)	—	(205)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(62)	—	(62)
Available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Common shares issued from treasury stock for stock-based compensation: 824,973	—	59	—	—	—	59
Stock-based compensation expense	60	—	—	—	—	60
Common shares repurchased: 1,883,487 [1]	—	(530)	—	—	—	(530)
Outstanding authorized accelerated share repurchase	150	—	—	—	—	150
Other	10	(3)	—	—	(2)	5
Balance at September 30, 2023	$6,698	$(33,865)	$49,888	$(2,232)	$18	$20,507

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2022
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit of consolidated and affiliated companies	—	—	5,251	—	(1)	5,250
Foreign currency translation, net of tax	—	—	—	(1,392)	—	(1,392)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(254)	—	(254)
Available-for-sale securities, net of tax	—	—	—	(151)	—	(151)
Dividends declared [1]	—	—	(1,229)	—	—	(1,229)
Common shares issued from treasury stock for stock-based compensation: 1,529,753	(67)	69	—	—	—	2
Stock-based compensation expense	162	—	—	—	—	162
Common shares repurchased: 17,007,819 [2]	—	(3,309)	—	—	—	(3,309)
Other	30	—	—	—	—	30
Balance at September 30, 2022	$6,523	$(30,883)	$43,304	$(3,353)	$31	$15,622

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit of consolidated and affiliated companies	—	—	7,659	—	—	7,659
Foreign currency translation, net of tax	—	—	—	260	—	260
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(19)	—	(19)
Available-for-sale securities, net of tax	—	—	—	(8)	—	(8)
Dividends declared [1]	—	—	(1,285)	—	—	(1,285)
Common shares issued from treasury stock for stock-based compensation: 2,238,728	(71)	108	—	—	—	37
Stock-based compensation expense	178	—	—	—	—	178
Common shares repurchased: 9,499,655 [2]	—	(2,209)	—	—	—	(2,209)
Other	31	(16)	—	—	(4)	11
Balance at September 30, 2023	$6,698	$(33,865)	$49,888	$(2,232)	$18	$20,507

1 Dividends per share of common stock of $2.50 and $2.31 were declared in the nine months ended September 30, 2023 and 2022, respectively.
2 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$7,659	$5,250
Adjustments for non-cash items:
Depreciation and amortization	1,599	1,661
Provision (benefit) for deferred income taxes	(448)	(349)
Loss on divestiture	572	—
Other	205	132
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(319)	365
Inventories	(1,424)	(3,088)
Accounts payable	(532)	786
Accrued expenses	588	70
Accrued wages, salaries and employee benefits	—	15
Customer advances	516	751
Other assets – net	128	57
Other liabilities – net	338	(623)
Net cash provided by (used for) operating activities	8,882	5,027

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,061)	(868)
Expenditures for equipment leased to others	(1,177)	(1,023)
Proceeds from disposals of leased assets and property, plant and equipment	563	666
Additions to finance receivables	(11,082)	(9,914)
Collections of finance receivables	10,391	9,738
Proceeds from sale of finance receivables	40	50
Investments and acquisitions (net of cash acquired)	(67)	(44)
Proceeds from sale of businesses and investments (net of cash sold)	(14)	1
Proceeds from sale of securities	747	2,080
Investments in securities	(3,689)	(2,399)
Other – net	32	15
Net cash provided by (used for) investing activities	(5,317)	(1,698)

Cash flow from financing activities:
Dividends paid	(1,901)	(1,820)
Common stock issued, including treasury shares reissued	36	2
Common shares repurchased	(2,209)	(3,309)
Proceeds from debt issued (original maturities greater than three months):
Financial Products	6,360	5,570
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(99)	(20)
Financial Products	(4,360)	(5,269)
Short-term borrowings – net (original maturities three months or less)	(1,726)	(1,311)
Other – net	—	(1)
Net cash provided by (used for) financing activities	(3,899)	(6,158)
Effect of exchange rate changes on cash	(119)	(79)
Increase (decrease) in cash, cash equivalents and restricted cash	(453)	(2,908)
Cash, cash equivalents and restricted cash at beginning of period	7,013	9,263
Cash, cash equivalents and restricted cash at end of period	$6,560	$6,355

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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2023 and 2022, (c) the consolidated financial position at September 30, 2023 and December 31, 2022, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and (e) the consolidated cash flow for the nine months ended September 30, 2023 and 2022.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $825 million and $862 million at September 30, 2023 and December 31, 2022, respectively.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,825 million, $7,551 million and $7,267 million as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively. Long-term trade receivables from dealers and end users were $494 million, $506 million and $624 million as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $212 million, $247 million and $187 million as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,816 million, $2,314 million and $1,557 million as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2023, we recognized $197 million and $1,333 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2023. During the three and nine months ended September 30, 2022, we recognized $124 million and $781 million, respectively.

As of September 30, 2023, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $13.2 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following September 30, 2023. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $60 million and $178 million for the three and nine months ended September 30, 2023, respectively, and $55 million and $162 million for the three and nine months ended September 30, 2022, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	777,275	$75.79	$253.98	1,029,202	$51.69	$196.70
RSUs	379,426	$253.98	$253.98	484,025	$196.70	$196.70
PRSUs	221,869	$253.98	$253.98	258,900	$196.70	$196.70

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2023 and 2022, respectively:

	Grant Year
	2023	2022
Weighted-average dividend yield	2.60%	2.60%
Weighted-average volatility	31.0%	31.7%
Range of volatilities	28.5% - 35.5%	25.3% - 36.8%
Range of risk-free interest rates	3.92% - 5.03%	1.03% - 2.00%
Weighted-average expected lives	7 years	8 years

As of September 30, 2023, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $167 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of September 30, 2023, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	September 30, 2023		December 31, 2022
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$411	$(163)	$462	$(152)
Interest rate contracts	52	(346)	93	(288)
Total	$463	$(509)	$555	$(440)

Undesignated derivatives
Foreign exchange contracts	$32	$(48)	$65	$(47)
Commodity contracts	11	(2)	24	(9)
Total	$43	$(50)	$89	$(56)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of September 30, 2023 and December 31, 2022 were $23.4 billion and $24.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended September 30,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$19	$(2)	$10	$18	$80	$289
Interest rate contracts	(34)	(5)	3	26	14	7
Commodity contracts	14	(42)	—	—	—	—
Total	$(1)	$(49)	$13	$44	$94	$296

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

(Millions of dollars)	Nine Months Ended September 30,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2023	2022	2023	2022	2023	2022
Foreign exchange contracts	$22	$(32)	$42	$195	$43	$638
Interest rate contracts	(95)	12	15	103	41	(2)
Commodity contract	2	3	—	—	—	—
Total	$(71)	$(17)	$57	$298	$84	$636

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term debt due within one year	$249	$—	$(4)	$—
Long-term debt due after one year	4,732	4,173	(343)	(280)
Total	$4,981	$4,173	$(347)	$(280)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of September 30, 2023 and December 31, 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$506	$(559)	$644	$(496)
Financial Instruments Not Offset	(221)	221	(233)	233
Net Amount	$285	$(338)	$411	$(263)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2023	December 31, 2022
Raw materials	$6,798	$6,370
Work-in-process	1,650	1,452
Finished goods	8,788	8,138
Supplies	344	310
Total inventories	$17,580	$16,270

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

		September 30, 2023
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount [1]	Accumulated Amortization [1]	Net
Customer relationships	16	$2,224	$(1,774)	$450
Intellectual property	14	503	(393)	110
Other	17	117	(73)	44
Total finite-lived intangible assets	15	$2,844	$(2,240)	$604

		December 31, 2022
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,233	$(1,675)	$558
Intellectual property	12	1,473	(1,320)	153
Other	16	132	(85)	47
Total finite-lived intangible assets	14	$3,838	$(3,080)	$758

[1] For the nine months ended September 30, 2023, $1.0 billion of intangible assets were fully amortized and have been removed.

Amortization expense for the three and nine months ended September 30, 2023 was $44 million and $174 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $70 million and $213 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2023	2024	2025	2026	2027	Thereafter
$44	$174	$165	$94	$31	$96

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2023 or 2022.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2023 were as follows:

(Millions of dollars)	December 31, 2022	Other Adjustments [1]	September 30, 2023
Construction Industries
Goodwill	$287	$(18)	$269
Impairments	(22)	—	(22)
Net goodwill	265	(18)	247
Resource Industries
Goodwill	4,130	5	4,135
Impairments	(1,175)	—	(1,175)
Net goodwill	2,955	5	2,960
Energy & Transportation
Goodwill	2,947	(2)	2,945
Impairments	(925)	—	(925)
Net goodwill	2,022	(2)	2,020
All Other [2]
Goodwill	46	(5)	41
Impairments	—	—	—
Net goodwill	46	(5)	41
Consolidated total
Goodwill	7,410	(20)	7,390
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,288	$(20)	$5,268

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	September 30, 2023			December 31, 2022
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$9	$—	$9	$9	$—	$9
Other U.S. and non-U.S. government bonds	57	(4)	53	60	(5)	55

Corporate debt securities
Corporate bonds and other debt securities	2,823	(93)	2,730	2,561	(95)	2,466
Asset-backed securities	193	(4)	189	187	(5)	182

Mortgage-backed debt securities
U.S. governmental agency	429	(45)	384	364	(31)	333
Residential	3	(1)	2	3	(1)	2
Commercial	137	(11)	126	127	(10)	117
Total available-for-sale debt securities	$3,651	$(158)	$3,493	$3,311	$(147)	$3,164

Available-for-sale debt securities in an unrealized loss position:

	September 30, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$19	$—	$25	$4	$44	$4

Corporate debt securities
Corporate bonds	1,660	29	972	64	2,632	93
Asset-backed securities	35	—	88	4	123	4

Mortgage-backed debt securities
U.S. governmental agency	102	4	281	41	383	45
Residential	—	—	2	1	2	1
Commercial	18	1	108	10	126	11
Total	$1,834	$34	$1,476	$124	$3,310	$158

	December 31, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$19	$1	$20	$4	$39	$5
Corporate debt securities
Corporate bonds	1,815	46	357	50	2,172	96
Asset-backed securities	75	2	55	3	130	5

Mortgage-backed debt securities
U.S. governmental agency	229	16	98	15	327	31
Residential	2	—	1	1	3	1
Commercial	63	5	54	5	117	10
Total	$2,203	$70	$585	$78	$2,788	$148

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2023.

The cost basis and fair value of available-for-sale debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2023
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$940	$929
Due after one year through five years	1,812	1,737
Due after five years through ten years	262	248
Due after ten years	68	67
U.S. governmental agency mortgage-backed securities	429	384
Residential mortgage-backed securities	3	2
Commercial mortgage-backed securities	137	126
Total debt securities – available-for-sale	$3,651	$3,493

Sales of available-for-sale debt securities:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Proceeds from the sale of available-for-sale securities	$271	$204	$710	$474
Gross gains from the sale of available-for-sale securities	—	—	—	1
Gross losses from the sale of available-for-sale securities	1	—	1	1

In addition, we had $2,550 million of investments in time deposits classified as held-to-maturity debt securities as of September 30, 2023. We did not have any investments classified as held-to-maturity debt securities as of December 31, 2022. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.
For the three months ended September 30, 2023 and 2022, the net unrealized gains (losses) for equity securities held at September 30, 2023 and 2022 were $(11) million and $(12) million, respectively. For the nine months ended September 30, 2023 and 2022, the net unrealized gains (losses) for equity securities held at September 30, 2023 and 2022 were $(25) million and $(97) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
(Millions of dollars)	2023	2022	2023	2022	2023	2022
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$10	$15	$16	$24
Interest cost	164	100	30	17	36	20
Expected return on plan assets	(173)	(167)	(40)	(33)	(2)	(3)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(1)
Net periodic benefit cost (benefit) [1]	$(9)	$(67)	$—	$(1)	$47	$40

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$30	$40	$50	$74
Interest cost	492	301	91	53	108	60
Expected return on plan assets	(517)	(502)	(120)	(100)	(8)	(9)
Amortization of prior service cost (credit)	—	—	—	—	(9)	(4)
Net periodic benefit cost (benefit) [1]	$(25)	$(201)	$1	$(7)	$141	$121

1 The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $56 million and $320 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2023, respectively. We currently anticipate full-year 2023 contributions of approximately $372 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
U.S. Plans	$120	$87	$405	$236
Non-U.S. Plans	27	29	85	85
	$147	$116	$490	$321

The increase in the U.S. defined contribution benefit costs for the three and nine months ended September 30, 2023 was primarily due to the fair value adjustments related to our non-qualified deferred compensation plans.

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Finance lease revenue	$106	$105	$315	$326
Operating lease revenue	286	270	836	819
Total	$392	$375	$1,151	$1,145

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

Caterpillar dealer performance guarantees
Dealer performance guarantees mainly consists of an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds have varying terms and are issued to insure governmental agencies against nonperformance by certain dealers. The guarantees began to expire during the third quarter of 2023. No payments were made under the guarantees.

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

No significant loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2023 and December 31, 2022, the related recorded liability was $4 million and $2 million, respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees was as follows:

(Millions of dollars)	September 30, 2023	December 31, 2022
Caterpillar dealer performance guarantees	$42	$188
Other guarantees	341	323
Total guarantees	$383	$511

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial receives a fee for providing this guarantee.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2023 and December 31, 2022, the SPC’s assets of $1.54 billion and $971 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.54 billion and $970 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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
The reconciliation of the change in our product warranty liability balances for the nine months ended September 30 was as follows:

	First Nine Months
(Millions of dollars)	2023	2022
Warranty liability, beginning of period	$1,761	$1,689
Reduction in liability (payments)	(617)	(589)
Increase in liability (new warranties)	724	562
Warranty liability, end of period	$1,868	$1,662

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2023	2022	2023	2022
Profit for the period (A) [1]	$2,794	$2,041	$7,659	$5,251
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	509.8	525.0	513.0	530.1
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.8	2.6	2.7	3.1
Average common shares outstanding for fully diluted computation (C) [2]	512.6	527.6	515.7	533.2
Profit per share of common stock:
Assuming no dilution (A/B)	$5.48	$3.89	$14.93	$9.91
Assuming full dilution (A/C) [2]	$5.45	$3.87	$14.85	$9.85
Shares outstanding as of September 30, (in millions)			509.1	520.4

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and nine months ended September 30, 2023 and 2022, we excluded 0.8 million and 2.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and nine months ended September 30, 2023, we repurchased 1.9 million and 9.5 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.5 billion and $2.2 billion, respectively. For the three and nine months ended September 30, 2022, we repurchased 7.6 million and 17.0 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.4 billion and $3.3 billion, respectively. We made these purchases through the combination of accelerated stock repurchase agreements with a third-party financial institution and open market transactions in 2023 and 2022.

13.                         Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Foreign currency translation:
Beginning balance	$(1,863)	$(2,282)	$(2,328)	$(1,508)
Gains (losses) on foreign currency translation	(194)	(592)	(235)	(1,328)
Less: Tax provision /(benefit)	10	26	(2)	64
Net gains (losses) on foreign currency translation	(204)	(618)	(233)	(1,392)
(Gains) losses reclassified to earnings	(1)	—	493	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	(1)	—	493	—
Other comprehensive income (loss), net of tax	(205)	(618)	260	(1,392)
Ending balance	$(2,068)	$(2,900)	$(2,068)	$(2,900)

Pension and other postretirement benefits
Beginning balance	$(44)	$(64)	$(39)	$(62)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(3)	(1)	(9)	(4)
Less: Tax provision /(benefit)	—	—	(1)	(1)
Net amortization of prior service (credit) cost	(3)	(1)	(8)	(3)
Other comprehensive income (loss), net of tax	(3)	(1)	(8)	(3)
Ending balance	$(47)	$(65)	$(47)	$(65)
Derivative financial instruments
Beginning balance	$71	$(66)	$28	$(3)
Gains (losses) deferred	13	44	57	298
Less: Tax provision /(benefit)	5	35	14	71
Net gains (losses) deferred	8	9	43	227
(Gains) losses reclassified to earnings	(94)	(296)	(84)	(636)
Less: Tax provision /(benefit)	(24)	(96)	(22)	(155)
Net (gains) losses reclassified to earnings	(70)	(200)	(62)	(481)
Other comprehensive income (loss), net of tax	(62)	(191)	(19)	(254)
Ending balance	$9	$(257)	$9	$(257)

Available-for-sale securities
Beginning balance	$(110)	$(87)	$(118)	$20
Gains (losses) deferred	(22)	(55)	(12)	(188)
Less: Tax provision /(benefit)	(5)	(11)	(3)	(37)
Net gains (losses) deferred	(17)	(44)	(9)	(151)
(Gains) losses reclassified to earnings	1	—	1	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	1	—	1	—
Other comprehensive income (loss), net of tax	(16)	(44)	(8)	(151)
Ending balance	$(126)	$(131)	$(126)	$(131)

Total AOCI Ending Balance at September 30	$(2,232)	$(3,353)	$(2,232)	$(3,353)

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

15.                              Income taxes

The effective tax rate for the nine months ended September 30, 2023 was 22.4 percent compared to 21.4 percent for the nine months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was 20.9 percent compared to 20.6 percent for the three months ended September 30, 2022.

The provision for income taxes for the nine months ended September 30, 2023, reflected an estimated annual tax rate of 22.5 percent, compared with 23 percent for the nine months ended September 30, 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.

The 2023 estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company's Longwall business. In the nine months ended September 30, 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets. In addition, the company recorded a discrete tax benefit of $54 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $18 million benefit for the nine months ended September 30, 2022. In the nine months ended September 30, 2022, the company also recorded discrete benefits of $90 million to reflect changes in estimates related to prior years.

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

For the three and nine months ended September 30, 2023 and 2022, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2023
Construction Industries	$4,078	$555	$1,351	$997	$6,981		$18	$6,999
Resource Industries	1,366	499	508	886	3,259		92	3,351
Energy & Transportation	2,966	460	1,428	901	5,755		1,104	6,859
Financial Products Segment	627	110	132	110	979	[1]	—	979
Total sales and revenues from reportable segments	9,037	1,624	3,419	2,894	16,974		1,214	18,188
All Other operating segment	16	(1)	5	10	30		76	106
Corporate Items and Eliminations	(126)	(20)	(22)	(26)	(194)		(1,290)	(1,484)
Total Sales and Revenues	$8,927	$1,603	$3,402	$2,878	$16,810		$—	$16,810

Three Months Ended September 30, 2022
Construction Industries	$3,106	$799	$1,247	$1,084	$6,236		$40	$6,276
Resource Industries	1,122	472	526	893	3,013		74	3,087
Energy & Transportation	2,422	468	1,280	827	4,997		1,189	6,186
Financial Products Segment	522	90	100	107	819	[1]	—	819
Total sales and revenues from reportable segments	7,172	1,829	3,153	2,911	15,065		1,303	16,368
All Other operating segment	16	—	4	15	35		68	103
Corporate Items and Eliminations	(53)	(20)	(12)	(21)	(106)		(1,371)	(1,477)
Total Sales and Revenues	$7,135	$1,809	$3,145	$2,905	$14,994		$—	$14,994

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $181 million and $124 million in the three months ended September 30, 2023 and 2022, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2023
Construction Industries	$11,654	$1,720	$4,125	$3,307	$20,806		$93	$20,899
Resource Industries	4,016	1,511	1,624	2,940	10,091		250	10,341
Energy & Transportation	8,658	1,299	4,291	2,519	16,767		3,565	20,332
Financial Products Segment	1,795	316	364	329	2,804	[1]	—	2,804
Total sales and revenues from reportable segments	26,123	4,846	10,404	9,095	50,468		3,908	54,376
All Other operating segment	50	(1)	13	37	99		234	333
Corporate Items and Eliminations	(374)	(61)	(64)	(78)	(577)		(4,142)	(4,719)
Total Sales and Revenues	$25,799	$4,784	$10,353	$9,054	$49,990		$—	$49,990

Nine Months Ended September 30, 2022
Construction Industries	$8,832	$2,061	$3,726	$3,694	$18,313		$111	$18,424
Resource Industries	3,167	1,337	1,609	2,554	8,667		211	8,878
Energy & Transportation	6,637	1,160	3,679	2,193	13,669		3,260	16,929
Financial Products Segment	1,530	250	293	327	2,400	[1]	—	2,400
Total sales and revenues from reportable segments	20,166	4,808	9,307	8,768	43,049		3,582	46,631
All Other operating segment	52	—	14	46	112		227	339
Corporate Items and Eliminations	(175)	(59)	(33)	(64)	(331)		(3,809)	(4,140)
Total Sales and Revenues	$20,043	$4,749	$9,288	$8,750	$42,830		$—	$42,830

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $515 million and $332 million in the nine months ended September 30, 2023 and 2022, respectively.

For the three and nine months ended September 30, 2023 and 2022, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Oil and gas	$1,667	$1,323	$4,741	$3,503
Power generation	1,598	1,320	4,527	3,518
Industrial	1,220	1,158	3,793	3,295
Transportation	1,270	1,196	3,706	3,353
Energy & Transportation External Sales	$5,755	$4,997	$16,767	$13,669

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Profit from reportable segments:
Construction Industries	$1,847	$1,209	$5,440	$3,255
Resource Industries	730	506	2,234	1,222
Energy & Transportation	1,181	935	3,507	2,132
Financial Products Segment	203	220	675	675
Total profit from reportable segments	3,961	2,870	11,856	7,284
Profit from All Other operating segment	21	8	42	42
Cost centers	10	(37)	53	1
Corporate costs	(265)	(168)	(714)	(670)
Timing	22	(84)	(89)	(129)
Restructuring costs	(46)	(49)	(688)	(90)
Methodology differences:
Inventory/cost of sales	(2)	138	137	407
Postretirement benefit expense	(13)	82	(84)	293
Stock-based compensation expense	(60)	(55)	(178)	(162)
Financing costs	(13)	(75)	(115)	(269)
Currency	78	53	106	315
Other income/expense methodology differences	(164)	(109)	(468)	(287)
Other methodology differences	(14)	(16)	(57)	(82)
Total consolidated profit before taxes	$3,515	$2,558	$9,801	$6,653

Reconciliation of Assets:

(Millions of dollars)	September 30, 2023	December 31, 2022
Assets from reportable segments:
Construction Industries	$5,407	$5,168
Resource Industries	5,831	5,775
Energy & Transportation	10,373	9,455
Financial Products Segment	34,953	34,269
Total assets from reportable segments	56,564	54,667
Assets from All Other operating segment	1,855	1,828
Items not included in segment assets:
Cash and cash equivalents	5,874	6,042
Deferred income taxes	2,601	2,098
Goodwill and intangible assets	4,413	4,248
Property, plant and equipment – net and other assets	6,969	4,234
Inventory methodology differences	(3,259)	(3,063)
Liabilities included in segment assets	12,227	12,519
Other	(453)	(630)
Total assets	$86,791	$81,943

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization from reportable segments:
Construction Industries	$54	$57	$162	$172
Resource Industries	66	92	235	275
Energy & Transportation	139	136	401	405
Financial Products Segment	186	183	545	556
Total depreciation and amortization from reportable segments	445	468	1,343	1,408
Items not included in segment depreciation and amortization:
All Other operating segment	59	56	176	172
Cost centers	23	20	65	63
Other	(2)	7	15	18
Total depreciation and amortization	$525	$551	$1,599	$1,661

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capital expenditures from reportable segments:
Construction Industries	$105	$74	$188	$149
Resource Industries	62	65	132	129
Energy & Transportation	249	167	595	444
Financial Products Segment	342	295	1,031	870
Total capital expenditures from reportable segments	758	601	1,946	1,592
Items not included in segment capital expenditures:
All Other operating segment	67	54	142	116
Cost centers	27	16	71	41
Timing	—	(35)	185	173
Other	(71)	(19)	(106)	(31)
Total capital expenditures	$781	$617	$2,238	$1,891

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of September 30, 2023.

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

During the three and nine months ended September 30, 2023, Cat Financial's forecasts reflected a continuation of the trend of relatively low unemployment rates and delinquencies within their portfolio. However, industry delinquencies show an increasing trend as persistently high inflation rates and consequent central bank actions are weakening global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and nine months ended September 30, 2023.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$265	$50	$315	$290	$82	$372
Write-offs	(22)	—	(22)	(30)	—	(30)
Recoveries	13	—	13	17	—	17
Provision for credit losses [1]	31	1	32	(2)	(17)	(19)
Other	(3)	—	(3)	(5)	—	(5)
Ending balance	$284	$51	$335	$270	$65	$335

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$277	$65	$342	$251	$82	$333
Write-offs	(63)	—	(63)	(68)	—	(68)
Recoveries	36	—	36	47	—	47
Provision for credit losses [1]	35	(14)	21	46	(17)	29
Other	(1)	—	(1)	(6)	—	(6)
Ending balance	$284	$51	$335	$270	$65	$335

Finance Receivables	$19,768	$2,060	$21,828	$19,363	$1,737	$21,100

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$2	$2	$1	$1	$—	$2	$9
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	2	3	1	—	—	—	6
Latin America	—	1	1	1	—	1	—	4
Total	$1	$6	$7	$4	$1	$1	$2	$22

	Nine Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$7	$7	$2	$2	$1	$9	$29
EAME	—	2	3	3	—	1	—	9
Asia/Pacific	—	3	6	4	1	—	—	14
Latin America	—	3	3	3	1	1	—	11
Total	$1	$15	$19	$12	$4	$3	$9	$63

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,134	$2,940	$2,310	$919	$310	$65	$304	$9,982
31-60 days past due	18	31	23	15	6	2	3	98
61-90 days past due	6	10	7	4	1	—	2	30
91+ days past due	5	19	18	10	5	3	2	62

EAME
Current	914	962	649	297	144	124	—	3,090
31-60 days past due	11	8	11	3	1	—	—	34
61-90 days past due	3	6	3	3	2	—	—	17
91+ days past due	4	16	18	9	3	1	—	51

Asia/Pacific
Current	722	660	361	103	21	6	—	1,873
31-60 days past due	2	12	10	4	1	—	—	29
61-90 days past due	1	3	3	4	1	—	—	12
91+ days past due	—	4	5	3	—	—	—	12

Mining
Current	807	730	420	143	92	49	49	2,290
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	1	—	—	2	—	3
91+ days past due	—	2	2	—	—	1	—	5

Latin America
Current	552	571	255	74	29	8	—	1,489
31-60 days past due	6	13	7	4	3	1	—	34
61-90 days past due	1	5	2	1	—	—	—	9
91+ days past due	1	15	9	8	8	20	—	61

Power
Current	46	68	69	86	30	122	162	583
31-60 days past due	—	—	—	—	—	1	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$6,175	$5,931	$4,064	$1,622	$626	$374	$515	$19,307
31-60 days past due	37	64	51	26	11	4	3	196
61-90 days past due	11	24	16	12	4	2	2	71
91+ days past due	10	56	52	30	16	28	2	194
Total Customer	$6,233	$6,075	$4,183	$1,690	$657	$408	$522	$19,768

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56

EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53

Asia/Pacific
Current	1,033	684	313	69	18	2	—	2,119
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18

Mining
Current	863	575	220	171	93	108	80	2,110
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29

Power
Current	78	85	142	33	18	161	125	642
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5

Totals by Aging Category
Current	$7,929	$5,973	$2,827	$1,275	$516	$393	$445	$19,358
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total Customer	$8,023	$6,121	$2,924	$1,314	$529	$405	$456	$19,772

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer

As of September 30, 2023 and December 31, 2022, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $44 million and $58 million, respectively, that were 91+ days past due in Latin America, all of which were originated in 2017.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$54	$—	$12	$52	$4	$11
EAME	44	—	9	43	—	10
Asia/Pacific	8	—	5	11	—	7
Mining	4	—	1	—	1	—
Latin America	69	—	—	45	—	—
Power	9	—	—	5	11	—
Total	$188	$—	$27	$156	$16	$28

There were $44 million and $58 million, respectively, in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of September 30, 2023 and December 31, 2022, all of which was in Latin America.

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

During the three and nine months ended September 30, 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three and nine months ended September 30, 2023, was $13 million and $38 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.06 percent and 0.17 percent of Cat Financial's finance receivable portfolio for the same periods, respectively.

For the three and nine months ended September 30, 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 8 and 17 months, respectively, to the terms of modified contracts. For the three and nine months ended September 30, 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 6 and 7 months, respectively.

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of September 30, 2023, all of the finance receivables modified with borrowers experiencing financial difficulty are current except for $3 million in EAME that was 31-60 days past due.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	53	—	—	53
Corporate debt securities
Corporate bonds and other debt securities	—	2,730	—	—	2,730
Asset-backed securities	—	189	—	—	189
Mortgage-backed debt securities
U.S. governmental agency	—	384	—	—	384
Residential	—	2	—	—	2
Commercial	—	126	—	—	126
Total debt securities	9	3,484	—	—	3,493
Equity securities
Large capitalization value	204	—	—	—	204
Smaller company growth	31	—	—	—	31
REIT	—	—	—	184	184
Total equity securities	235	—	—	184	419
Derivative financial instruments - assets
Foreign currency contracts - net	—	232	—	—	232
Commodity contracts - net	—	9	—	—	9
Total assets	$244	$3,725	$—	$184	$4,153
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$294	$—	$—	$294
Total liabilities	$—	$294	$—	$—	$294

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	55	—	—	55
Corporate debt securities
Corporate bonds and other debt securities	—	2,416	50	—	2,466
Asset-backed securities	—	182	—	—	182
Mortgage-backed debt securities
U.S. governmental agency	—	333	—	—	333
Residential	—	2	—	—	2
Commercial	—	117	—	—	117
Total debt securities	9	3,105	50	—	3,164
Equity securities
Large capitalization value	203	—	—	—	203
Smaller company growth	31	—	—	—	31
REIT	—	—	—	207	207
Total equity securities	234	—	—	207	441
Derivative financial instruments - assets
Foreign currency contracts - net	—	328	—	—	328
Commodity contracts - net	—	15	—	—	15
Total Assets	$243	$3,448	$50	$207	$3,948
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$195	$—	$—	$195
Total liabilities	$—	$195	$—	$—	$195

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $57 million and $68 million as of September 30, 2023 and December 31, 2022, respectively.

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

Our financial instruments not carried at fair value were as follows:

	September 30, 2023		December 31, 2022
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$14,894	$14,365	$13,965	$13,377	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,075	1,032	827	778	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,513	8,712	9,618	9,240	2
Financial Products	23,408	22,806	21,418	20,686	2

1    Represents finance leases and failed sale leasebacks of $6,816 million and $7,325 million at September 30, 2023 and December 31, 2022, respectively.

19.                         Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Investment and interest income	$135	$52	$324	$98
Foreign exchange gains (losses) [1]	17	134	(15)	405
License fee income	37	37	111	106
Net periodic pension and OPEB income (cost), excluding service cost	(12)	67	(37)	201
Gains (losses) on securities	6	—	(15)	(59)
Miscellaneous income (loss)	12	(48)	(14)	4
Total	$195	$242	$354	$755

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

Restructuring costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee separations [1]	$10	$39	$32	$62
Longwall divestiture [1]	—	—	586	—
Contract terminations [1]	—	1	—	1
Long-lived asset impairments [1]	2	(4)	4	1
Other [2]	34	13	66	26
Total restructuring costs	$46	$49	$688	$90

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, accelerated depreciation, project management and equipment relocation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the nine months ended September 30, 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation. The transaction is subject to certain post-closing adjustments. For the nine months ended September 30, 2022, the restructuring costs were primarily related to actions across the company including strategic actions to address a small number of products.

In 2023 and 2022, all restructuring costs are excluded from segment profit.

The following table summarizes the 2023 and 2022 employee separation activity:

(Millions of dollars)	Nine Months Ended September 30,
	2023	2022
Liability balance, beginning of period	$39	$61
Increase in liability (separation charges)	32	62
Reduction in liability (payments)	(55)	(63)
Liability balance, end of period	$16	$60

Most of the liability balance at September 30, 2023 is expected to be paid in 2023 and 2024.

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
Highlights for the third quarter of 2023 include:
•Total sales and revenues for the third quarter of 2023 were $16.810 billion, an increase of $1.816 billion, or 12 percent, compared with $14.994 billion in the third quarter of 2022. Sales were higher across the three primary segments.
•Operating profit margin was 20.5 percent for the third quarter of 2023, compared with 16.2 percent for the third quarter of 2022. Adjusted operating profit margin was 20.8 percent for the third quarter of 2023, compared with 16.5 percent for the third quarter of 2022.
•Third-quarter 2023 profit per share was $5.45, and excluding the items in the table below, adjusted profit per share was $5.52. Third-quarter 2022 profit per share was $3.87, and excluding the items in the table below, adjusted profit per share was $3.95.
•Caterpillar ended the third quarter of 2023 with $6.5 billion of enterprise cash.
Highlights for the nine months ended September 30, 2023 include:
•Total sales and revenues were $49.990 billion for the nine months ended September 30, 2023, an increase of $7.160 billion, or 17 percent, compared with $42.830 billion for the nine months ended September 30, 2022.
•Operating profit margin was 19.7 percent for the nine months ended September 30, 2023, compared with 14.5 percent for the nine months ended September 30, 2022. Adjusted operating profit margin was 21.0 percent for the nine months ended September 30, 2023, compared with 14.7 percent for the nine months ended September 30, 2022.
•Profit per share for the nine months ended September 30, 2023, was $14.85, and excluding the items in the table below, adjusted profit per share was $15.98. Profit per share for the nine months ended September 30, 2022, was $9.85, and excluding the items in the table below, adjusted profit per share was $9.99.
•Enterprise operating cash flow was $8.9 billion for the nine months ended September 30, 2023.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 65.

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,515	$5.45	$2,558	$3.87	$9,801	$14.85	$6,653	$9.85
Restructuring costs - Longwall divestiture	—	—	—	—	586	1.13	—	—
Other restructuring costs	46	0.07	49	0.08	102	0.17	90	0.14
Deferred tax valuation allowance adjustments	—	—	—	—	—	(0.17)	—	—
Adjusted profit	$3,561	$5.52	$2,607	$3.95	$10,489	$15.98	$6,743	$9.99

Overview
Total sales and revenues for the third quarter of 2023 were $16.810 billion, an increase of $1.816 billion, or 12 percent, compared with $14.994 billion in the third quarter of 2022. The increase was due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories and lower services sales volume. Dealer inventory increased more during the third quarter of 2022 than during the third quarter of 2023.
Third-quarter 2023 profit per share was $5.45, compared with $3.87 profit per share in the third quarter of 2022. Profit per share for both quarters included restructuring costs. Profit for the third quarter of 2023 was $2.794 billion, an increase of $753 million, or 37 percent, compared with $2.041 billion for the third quarter of 2022. The increase was primarily due to favorable price realization and higher sales volume, partially offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses, higher manufacturing costs and unfavorable impacts from foreign currency exchange.

Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, we continue to see positive momentum for North America. We expect continued growth in non-residential construction in North America due to the positive impact of government-related infrastructure investments and a healthy pipeline of construction projects. Although residential construction growth has moderated, we expect it to remain healthy. In Asia Pacific, excluding China, we expect growth due to public infrastructure spending and supportive commodity prices. We expect continued weakness in China. In EAME, we anticipate the region will be slightly down. Continued weakness in Europe is expected to be partially offset by strong construction demand in the Middle East. Construction activity in Latin America is expected to be about flat versus a strong 2022 performance.
In Resource Industries, within mining, customer product utilization remains high, the number of parked trucks remains low and the age of the fleet remains high, which supports future demand for our equipment and services. Order rates are slightly lower than we expected at this time, reflecting capital discipline by customers. The energy transition is expected to support increased commodity demand over time, expanding our total addressable market and providing further opportunities for long-term profitable growth. We expect heavy construction and quarry and aggregates to remain at healthy levels due to major infrastructure and non-residential construction projects.
In Energy & Transportation, in Oil & Gas reciprocating engines, although customers remain disciplined, we are encouraged by continued strength in demand for gas compression. Power Generation reciprocating engine demand is expected to remain strong, primarily driven by data center growth. New equipment turbines and turbine-related services in both Oil & Gas and Power Generation remain robust. Industrial demand is expected to soften slightly from the recent high levels. In Transportation, we anticipate strength in high-speed marine as customers continue to upgrade aging fleets.
Company Trends and Expectations
For the full-year 2023, we expect a strong top line supported by price realization and higher sales of equipment to end users. The environment remains positive with an improving supply chain, a strong backlog and healthy demand across most end markets.
In the fourth quarter of 2023, we expect slightly higher sales and revenues compared to the fourth quarter of 2022. In the fourth quarter of 2023, price realization is expected to remain favorable as compared to the fourth quarter of 2022. We expect sales of equipment to end users to remain positive. We also expect an unfavorable impact from the changes in dealer inventories. We expect dealer inventory to decrease in the fourth quarter of 2023, compared to an increase in the fourth quarter of 2022.
We continue to expect operating profit to increase in 2023, compared to 2022. While we expect price realization to remain positive, the magnitude of the year-over-year benefit is expected to moderate in the fourth quarter of 2023 as we continue to lap prior year price increases. Incentive compensation is expected to be higher in the fourth quarter of 2023 compared to the fourth quarter of 2022. Within other income (expense), we do not expect the significant, unfavorable impacts from foreign currency exchange that occurred in the fourth quarter of 2022 to re-occur in the fourth quarter of 2023. We continue to anticipate higher pension expense in 2023, compared to 2022, due to higher interest costs from higher interest rates. The change is estimated to be just over $300 million for the full year as compared to 2022, or about $80 million per quarter.
For the full-year 2024, we expect continued strength in most of our key end markets as supported by our strong backlog, resulting in another good year.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2022 Form 10-K.
Notes:
•Glossary of terms is included on pages 59 - 61; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 65.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2022

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2022 (at left) and the third quarter of 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the third quarter of 2023 were $16.810 billion, an increase of $1.816 billion, or 12 percent, compared with $14.994 billion in the third quarter of 2022. The increase was due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories and lower services sales volume. Dealer inventory increased more during the third quarter of 2022 than during the third quarter of 2023.
Sales were higher across the three primary segments.
North America sales increased 26 percent due to higher sales of equipment to end users and favorable price realization.
Sales decreased 13 percent in Latin America due to the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2022, compared with a decrease during the third quarter of 2023.
EAME sales increased 8 percent due to favorable price realization.
Asia/Pacific sales were about flat. Favorable price realization and the impact from changes in dealer inventories were offset by lower sales of equipment to end users, unfavorable currency impacts, primarily related to the Australian dollar and Japanese yen, and lower services sales volume. Dealer inventory increased more during the third quarter of 2023 than during the third quarter of 2022.
Dealer inventory increased by $600 million during the third quarter of 2023, compared with an increase of $700 million during the third quarter of 2022. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2022	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2023	$ Change	% Change

Construction Industries	$6,276	$62	$662	$21	$(22)	$6,999	$723	12%
Resource Industries	3,087	(81)	336	(9)	18	3,351	264	9%
Energy & Transportation	6,186	415	298	45	(85)	6,859	673	11%
All Other Segment	103	(7)	2	—	8	106	3	3%
Corporate Items and Eliminations	(1,374)	(38)	—	4	81	(1,327)	47
Machinery, Energy & Transportation Sales	14,278	351	1,298	61	—	15,988	1,710	12%

Financial Products Segment	819	—	—	—	160	979	160	20%
Corporate Items and Eliminations	(103)	—	—	—	(54)	(157)	(54)
Financial Products Revenues	716	—	—	—	106	822	106	15%

Consolidated Sales and Revenues	$14,994	$351	$1,298	$61	$106	$16,810	$1,816	12%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2023
Construction Industries	$4,078	31%	$555	(31%)	$1,351	8%	$997	(8%)	$6,981		12%	$18	(55%)	$6,999	12%
Resource Industries	1,366	22%	499	6%	508	(3%)	886	(1%)	3,259		8%	92	24%	3,351	9%
Energy & Transportation	2,966	22%	460	(2%)	1,428	12%	901	9%	5,755		15%	1,104	(7%)	6,859	11%
All Other Segment	16	—%	(1)	—%	5	25%	10	(33%)	30		(14%)	76	12%	106	3%
Corporate Items and Eliminations	(35)		1		—		(3)		(37)			(1,290)		(1,327)
Machinery, Energy & Transportation Sales	8,391	26%	1,514	(13%)	3,292	8%	2,791	(1%)	15,988		12%	—	—%	15,988	12%

Financial Products Segment	627	20%	110	22%	132	32%	110	3%	979	[1]	20%	—	—%	979	20%
Corporate Items and Eliminations	(91)		(21)		(22)		(23)		(157)			—		(157)
Financial Products Revenues	536	15%	89	27%	110	25%	87	(3%)	822		15%	—	—%	822	15%

Consolidated Sales and Revenues	$8,927	25%	$1,603	(11%)	$3,402	8%	$2,878	(1%)	$16,810		12%	$—	—%	$16,810	12%

Third Quarter 2022
Construction Industries	$3,106		$799		$1,247		$1,084		$6,236			$40		$6,276
Resource Industries	1,122		472		526		893		3,013			74		3,087
Energy & Transportation	2,422		468		1,280		827		4,997			1,189		6,186
All Other Segment	16		—		4		15		35			68		103
Corporate Items and Eliminations	1		—		—		(4)		(3)			(1,371)		(1,374)
Machinery, Energy & Transportation Sales	6,667		1,739		3,057		2,815		14,278			—		14,278

Financial Products Segment	522		90		100		107		819	[1]		—		819
Corporate Items and Eliminations	(54)		(20)		(12)		(17)		(103)			—		(103)
Financial Products Revenues	468		70		88		90		716			—		716

Consolidated Sales and Revenues	$7,135		$1,809		$3,145		$2,905		$14,994			$—		$14,994

1 Includes revenues from Machinery, Energy & Transportation of $181 million and $124 million in the third quarter of 2023 and 2022, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2022 (at left) and the third quarter of 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the third quarter of 2023 was $3.449 billion, an increase of $1.024 billion, or 42 percent, compared with $2.425 billion in the third quarter of 2022. The increase was primarily due to favorable price realization, including a favorable geographic mix of sales, and higher sales volume, partially offset by higher SG&A/R&D expenses and higher manufacturing costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives, higher short-term incentive compensation expense and an unfavorable change in fair value adjustments related to deferred compensation plans. Unfavorable manufacturing costs were driven by lower freight being more than offset by higher material costs, unfavorable cost absorption, increased period manufacturing costs and the impact of manufacturing inefficiencies. Cost absorption was unfavorable as inventory increased during the third quarter of 2022, compared with a decrease in the third quarter of 2023.
Operating profit margin was 20.5 percent for the third quarter of 2023, compared with 16.2 percent for the third quarter of 2022.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2023	Third Quarter 2022	$ Change	% Change
Construction Industries	$1,847	$1,209	$638	53%
Resource Industries	730	506	224	44%
Energy & Transportation	1,181	935	246	26%
All Other Segment	21	8	13	163%
Corporate Items and Eliminations	(386)	(373)	(13)
Machinery, Energy & Transportation	3,393	2,285	1,108	48%

Financial Products Segment	203	220	(17)	(8%)
Corporate Items and Eliminations	18	30	(12)
Financial Products	221	250	(29)	(12%)
Consolidating Adjustments	(165)	(110)	(55)
Consolidated Operating Profit	$3,449	$2,425	$1,024	42%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the third quarter of 2023 was $129 million, compared with $109 million in the third quarter of 2022. The increase was due to higher average borrowing rates.
▪Other income (expense) in the third quarter of 2023 was income of $195 million, compared with income of $242 million in the third quarter of 2022. The change was primarily driven by unfavorable impacts from foreign currency exchange and pension and other postemployment benefit (OPEB) plan costs, partially offset by higher investment and interest income and favorable impacts from commodity hedges and unrealized gains on marketable securities.
▪The provision for income taxes for the third quarter of 2023 reflected an estimated annual tax rate of 22.5 percent, compared with 23 percent for the third quarter of 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.
The company recorded a $34 million benefit in the third quarter of 2023 compared to a $20 million benefit in the third quarter of 2022 due to a decrease from the second-quarter estimated annual tax rate. In the third quarter of 2023, the company also recorded a discrete tax benefit of $22 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In the third quarter of 2022, the company also recorded a discrete benefit of $41 million to reflect changes in estimates related to prior years.
Construction Industries
Construction Industries’ total sales were $6.999 billion in the third quarter of 2023, an increase of $723 million, or 12 percent, compared with $6.276 billion in the third quarter of 2022. The increase was primarily due to favorable price realization.
▪In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the third quarter of 2023 than during the third quarter of 2022.
▪Sales decreased in Latin America primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory increased during the third quarter of 2022, compared with a decrease during the third quarter of 2023.
▪In EAME, sales increased mainly due to favorable price realization and favorable currency impacts primarily related to the euro.
▪Sales decreased in Asia/Pacific primarily due to lower sales volume. Lower sales volume was driven by lower sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2023, compared with a decrease during the third quarter of 2022.
Construction Industries’ profit was $1.847 billion in the third quarter of 2023, an increase of $638 million, or 53 percent, compared with $1.209 billion in the third quarter of 2022. The increase was mainly due to favorable price realization.
Construction Industries’ profit as a percent of total sales was 26.4 percent in the third quarter of 2023, compared with 19.3 percent in the third quarter of 2022.
Resource Industries
Resource Industries’ total sales were $3.351 billion in the third quarter of 2023, an increase of $264 million, or 9 percent, compared with $3.087 billion in the third quarter of 2022. The increase was primarily due to favorable price realization, partially offset by lower sales volume. Sales volume decreased as higher sales of equipment to end users were more than offset by lower aftermarket parts sales volume and the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2022, while remaining about flat during the third quarter of 2023.
Resource Industries’ profit was $730 million in the third quarter of 2023, an increase of $224 million, or 44 percent, compared with $506 million in the third quarter of 2022. The increase was mainly due to favorable price realization, partially offset by lower sales volume, including an unfavorable mix of products.
Resource Industries’ profit as a percent of total sales was 21.8 percent in the third quarter of 2023, compared with 16.4 percent in the third quarter of 2022.

Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2023	Third Quarter 2022	$ Change	% Change
Oil and Gas	$1,667	$1,323	$344	26%
Power Generation	1,598	1,320	278	21%
Industrial	1,220	1,158	62	5%
Transportation	1,270	1,196	74	6%
External Sales	5,755	4,997	758	15%
Inter-segment	1,104	1,189	(85)	(7%)
Total Sales	$6,859	$6,186	$673	11%

Energy & Transportation’s total sales were $6.859 billion in the third quarter of 2023, an increase of $673 million, or 11 percent, compared with $6.186 billion in the third quarter of 2022. Sales increased across all applications. The increase in sales was primarily due to higher sales volume and favorable price realization.
▪Oil and Gas – Sales increased for turbines and turbine-related services. Sales also increased in reciprocating engines used in well servicing applications.
▪Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
▪Industrial – Sales increased primarily in EAME and Latin America.
▪Transportation – Sales increased in rail services.
Energy & Transportation’s profit was $1.181 billion in the third quarter of 2023, an increase of $246 million, or 26 percent, compared with $935 million in the third quarter of 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by higher SG&A/R&D expenses, unfavorable manufacturing costs and currency impacts. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense. Unfavorable manufacturing costs reflected lower freight being more than offset by higher material costs, increased period manufacturing costs, the impact of manufacturing inefficiencies and the unfavorable impact from inventory write-downs.
Energy & Transportation’s profit as a percent of total sales was 17.2 percent in the third quarter of 2023, compared with 15.1 percent in the third quarter of 2022.
Financial Products Segment
Financial Products' segment revenues were $979 million in the third quarter of 2023, an increase of $160 million, or 20 percent, compared with $819 million in the third quarter of 2022. The increase was primarily due to higher average financing rates across all regions.
Financial Products’ segment profit was $203 million in the third quarter of 2023, a decrease of $17 million, or 8 percent, compared with $220 million in the third quarter of 2022. The decrease was mainly due to the absence of prior year reserve releases for credit losses at Cat Financial, partially offset by a favorable impact from mark-to-market adjustments on derivative contracts.
At the end of the third quarter of 2023, past dues at Cat Financial were 1.96 percent, compared with 2.00 percent at the end of the third quarter of 2022. Write-offs, net of recoveries, were $9 million for the third quarter of 2023, compared with $13 million for the third quarter of 2022. As of September 30, 2023, Cat Financial's allowance for credit losses totaled $340 million, or 1.23 percent of finance receivables, compared with $320 million, or 1.15 percent of finance receivables at June 30, 2023. The allowance for credit losses at year-end 2022 was $346 million, or 1.29 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $368 million in the third quarter of 2023, an increase of $25 million from the third quarter of 2022. Decreased expenses due to timing differences were more than offset by higher corporate costs, unfavorable impacts of segment reporting methodology differences and an unfavorable change in fair value adjustments related to deferred compensation plans.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2022

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2022 (at left) and the nine months ended September 30, 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $49.990 billion for the nine months ended September 30, 2023, an increase of $7.160 billion, or 17 percent, compared with $42.830 billion for the nine months ended September 30, 2022. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the nine months ended September 30, 2023, than the during the nine months ended September 30, 2022.
Sales were higher in the three primary segments.
North America sales increased 30 percent driven by higher sales of equipment to end users, favorable price realization and the impact from changes in dealer inventories. Dealer inventory increased more during the nine months ended September 30, 2023, than during the nine months ended September 30, 2022.
Sales were about flat in Latin America. Favorable price realization was offset by the impact from changes in dealer inventories and lower services sales volume. Dealer inventory increased during the nine months ended September 30, 2022, compared to a decrease during the nine months ended September 30, 2023.
EAME sales increased 11 percent due to favorable price realization and higher sales of equipment to end users.
Asia/Pacific sales increased 4 percent driven by favorable price realization and the impact from changes in dealer inventories, partially offset by unfavorable currency impacts, primarily related to the Australian dollar and Japanese yen, and lower sales of equipment to end users. Dealer inventory increased more during the nine months ended September 30, 2023, than during the nine months ended September 30, 2022.
Dealer inventory increased about $2.9 billion during the nine months ended September 30, 2023, compared with an increase of about $1.6 billion during the nine months ended September 30, 2022. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2022	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2023	$ Change	% Change

Construction Industries	$18,424	$495	$2,233	$(235)	$(18)	$20,899	$2,475	13%
Resource Industries	8,878	326	1,183	(85)	39	10,341	1,463	16%
Energy & Transportation	16,929	1,968	1,195	(65)	305	20,332	3,403	20%
All Other Segment	339	(13)	2	(2)	7	333	(6)	(2%)
Corporate Items and Eliminations	(3,867)	(77)	1	3	(333)	(4,273)	(406)
Machinery, Energy & Transportation Sales	40,703	2,699	4,614	(384)	—	47,632	6,929	17%

Financial Products Segment	2,400	—	—	—	404	2,804	404	17%
Corporate Items and Eliminations	(273)	—	—	—	(173)	(446)	(173)
Financial Products Revenues	2,127	—	—	—	231	2,358	231	11%

Consolidated Sales and Revenues	$42,830	$2,699	$4,614	$(384)	$231	$49,990	$7,160	17%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2023
Construction Industries	$11,654	32%	$1,720	(17%)	$4,125	11%	$3,307	(10%)	$20,806		14%	$93	(16%)	$20,899	13%
Resource Industries	4,016	27%	1,511	13%	1,624	1%	2,940	15%	10,091		16%	250	18%	10,341	16%
Energy & Transportation	8,658	30%	1,299	12%	4,291	17%	2,519	15%	16,767		23%	3,565	9%	20,332	20%
All Other Segment	50	(4%)	(1)	—%	13	(7%)	37	(20%)	99		(12%)	234	3%	333	(2%)
Corporate Items and Eliminations	(115)		(1)		(3)		(12)		(131)			(4,142)		(4,273)
Machinery, Energy & Transportation Sales	24,263	30%	4,528	(1%)	10,050	11%	8,791	4%	47,632		17%	—	—%	47,632	17%

Financial Products Segment	1,795	17%	316	26%	364	24%	329	1%	2,804	[1]	17%	—	—%	2,804	17%
Corporate Items and Eliminations	(259)		(60)		(61)		(66)		(446)			—		(446)
Financial Products Revenues	1,536	10%	256	33%	303	16%	263	(4%)	2,358		11%	—	—%	2,358	11%

Consolidated Sales and Revenues	$25,799	29%	$4,784	1%	$10,353	11%	$9,054	3%	$49,990		17%	$—	—%	$49,990	17%

Nine Months Ended September 30, 2022
Construction Industries	$8,832		$2,061		$3,726		$3,694		$18,313			$111		$18,424
Resource Industries	3,167		1,337		1,609		2,554		8,667			211		8,878
Energy & Transportation	6,637		1,160		3,679		2,193		13,669			3,260		16,929
All Other Segment	52		—		14		46		112			227		339
Corporate Items and Eliminations	(43)		(1)		(2)		(12)		(58)			(3,809)		(3,867)
Machinery, Energy & Transportation Sales	18,645		4,557		9,026		8,475		40,703			—		40,703

Financial Products Segment	1,530		250		293		327		2,400	[1]		—		2,400
Corporate Items and Eliminations	(132)		(58)		(31)		(52)		(273)			—		(273)
Financial Products Revenues	1,398		192		262		275		2,127			—		2,127

Consolidated Sales and Revenues	$20,043		$4,749		$9,288		$8,750		$42,830			$—		$42,830

1 Includes revenues from Machinery, Energy & Transportation of $515 million and $332 million in the nine months ended September 30, 2023 and 2022, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2022 (at left) and the nine months ended September 30, 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Longwall Divestiture is included in total restructuring costs. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2023, was $9.832 billion, an increase of $3.608 billion, or 58 percent, compared with $6.224 billion for the nine months ended September 30, 2022. The increase was due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs, higher SG&A/R&D expenses and the impact of the divestiture of the company's Longwall business. Unfavorable manufacturing costs largely reflected higher material costs, increased period manufacturing costs, the impact of manufacturing inefficiencies and unfavorable cost absorption, partially offset by lower freight. Cost absorption was unfavorable as inventory increased more during the nine months ended September 30, 2022 than during the nine months ended September 30, 2023. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and an unfavorable change in fair value adjustments related to deferred compensation plans.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation.
Operating profit margin was 19.7 percent for the nine months ended September 30, 2023, compared with 14.5 percent for the nine months ended September 30, 2022.

Profit (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Construction Industries	$5,440	$3,255	$2,185	67%
Resource Industries	2,234	1,222	1,012	83%
Energy & Transportation	3,507	2,132	1,375	64%
All Other Segment	42	42	—	—%
Corporate Items and Eliminations	(1,666)	(847)	(819)
Machinery, Energy & Transportation	9,557	5,804	3,753	65%

Financial Products Segment	675	675	—	—%
Corporate Items and Eliminations	60	30	30
Financial Products	735	705	30	4%
Consolidating Adjustments	(460)	(285)	(175)
Consolidated Operating Profit	$9,832	$6,224	$3,608	58%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the nine months ended September 30, 2023, was $385 million, compared with $326 million for the nine months ended September 30, 2022. The increase was due to higher average borrowing rates.
▪Other income (expense) for the nine months ended September 30, 2023, was income of $354 million, compared with income of $755 million for the nine months September 30, 2022. The change was primarily driven by unfavorable impacts from foreign currency exchange and pension and OPEB plan costs, partially offset by higher investment and interest income.
▪The provision for income taxes for the nine months ended September 30, 2023, reflected an estimated annual tax rate of 22.5 percent, compared with 23 percent for the nine months ended September 30, 2022, excluding the discrete items discussed below. The comparative tax rate for full-year 2022 was 23.2 percent.
The 2023 estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. In the nine months ended September 30, 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets. In addition, the company recorded a discrete tax benefit of $54 million for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $18 million benefit for the nine months ended September 30, 2022. In the nine months ended September 30, 2022, the company also recorded discrete benefits of $90 million to reflect changes in estimates related to prior years.
Construction Industries
Construction Industries’ total sales were $20.899 billion for the nine months ended September 30, 2023, an increase of $2.475 billion, or 13 percent, compared with $18.424 billion for the nine months ended September 30, 2022. The increase was primarily due to favorable price realization.
•In North America, sales increased due to favorable price realization and higher sales volume. Higher sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the nine months ended September 30, 2023, than during the nine months ended September 30, 2022.
•Sales decreased in Latin America primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory increased during the nine months ended September 30, 2022, compared with a decrease during the nine months ended September 30, 2023.
•In EAME, sales increased primarily due to favorable price realization and higher sales volume. Higher sales volume was due to the impact from changes in dealer inventories, partially offset by lower sales of equipment to end users. Dealer inventory increased more during the nine months ended September 30, 2023, than during the nine months ended September 30, 2022.
•Sales decreased in Asia/Pacific due to lower sales volume and unfavorable currency impacts, primarily related to the Japanese yen, Australian dollar and Chinese yuan, partially offset by favorable price realization. Lower sales volume was driven by lower sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory increased more during the nine months ended September 30, 2023, than during the nine months ended September 30, 2022.
Construction Industries’ profit was $5.440 billion for the nine months ended September 30, 2023, an increase of $2.185 billion, or 67 percent, compared with $3.255 billion for the nine months ended September 30, 2022. The increase was mainly due to favorable price realization.
Construction Industries’ profit as a percent of total sales was 26.0 percent for the nine months ended September 30, 2023, compared with 17.7 percent for the nine months ended September 30, 2022.

Resource Industries
Resource Industries’ total sales were $10.341 billion for the nine months ended September 30, 2023, an increase of $1.463 billion, or 16 percent, compared with $8.878 billion for the nine months ended September 30, 2022. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by lower aftermarket parts sales volume and the impact from changes in dealer inventories. Dealer inventory increased more during the nine months ended September 30, 2022, than during the nine months ended September 30, 2023.
Resource Industries’ profit was $2.234 billion for the nine months ended September 30, 2023, an increase of $1.012 billion, or 83 percent, compared with $1.222 billion for the nine months ended September 30, 2022. The increase was mainly due to favorable price realization, partially offset by unfavorable manufacturing costs. Unfavorable manufacturing costs were driven by higher materials costs, the impact of manufacturing inefficiencies and unfavorable cost absorption, partially offset by lower freight. Cost absorption was unfavorable as inventory increased more during the nine months ended September 30, 2022, than during the nine months ended September 30, 2023.
Resource Industries’ profit as a percent of total sales was 21.6 percent for the nine months ended September 30, 2023, compared with 13.8 percent for the nine months ended September 30, 2022.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Oil and Gas	$4,741	$3,503	$1,238	35%
Power Generation	4,527	3,518	1,009	29%
Industrial	3,793	3,295	498	15%
Transportation	3,706	3,353	353	11%
External Sales	16,767	13,669	3,098	23%
Inter-Segment	3,565	3,260	305	9%
Total Sales	$20,332	$16,929	$3,403	20%

Energy & Transportation’s total sales were $20.332 billion for the nine months ended September 30, 2023, an increase of $3.403 billion, or 20 percent, compared with $16.929 billion for the nine months ended September 30, 2022. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization.
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
Energy & Transportation’s profit was $3.507 billion for the nine months ended September 30, 2023, an increase of $1.375 billion, or 64 percent, compared with $2.132 billion for the nine months ended September 30, 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs were driven by higher material costs. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
Energy & Transportation’s profit as a percent of total sales was 17.2 percent for the nine months ended September 30, 2023, compared with 12.6 percent for the nine months ended September 30, 2022.

Financial Products Segment
Financial Products’ segment revenues were $2.804 billion for the nine months ended September 30, 2023, an increase of $404 million, or 17 percent, compared with $2.400 billion for the nine months ended September 30, 2022. The increase was primarily due to higher average financing rates across all regions.
Financial Products’ segment profit was $675 million for both the nine months ended September 30, 2023 and 2022, primarily driven by a favorable impact from higher net yield on average earning assets, offset by an unfavorable impact from an increase in SG&A expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.606 billion for the nine months ended September 30, 2023, an increase of $789 million from the nine months ended September 30, 2022, primarily driven by the impact of the divestiture of the company's Longwall business and an unfavorable change in fair value adjustments related to deferred compensation plans.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first nine months of 2023 and ended the third quarter with $6.55 billion of cash, a decrease of $459 million from year-end 2022. In addition, ME&T has invested in bank time deposits with varying maturity dates within one year and available-for-sale debt securities that are considered highly liquid and are available for current operations. These ME&T securities were $4.27 billion as of September 30, 2023 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.
Consolidated operating cash flow for the first nine months of 2023 was $8.88 billion, up $3.86 billion compared to the same period a year ago. The increase was primarily due to higher profit before taxes adjusted for non-cash items, including the loss on divestiture of the company's Longwall business.
Total debt as of September 30, 2023 was $37.14 billion, an increase of $146 million from year-end 2022. Debt related to ME&T decreased $99 million in the first nine months of 2023 while debt related to Financial Products increased $254 million.

As of September 30, 2023, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2023 was $2.75 billion. Information on our Credit Facility is as follows:
•In August 2023, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2024.
•In August 2023, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $715 million is available to ME&T) expires in August 2026.
•In August 2023, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in August 2028.

At September 30, 2023, Caterpillar’s consolidated net worth was $20.55 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).
At September 30, 2023, Cat Financial’s covenant interest coverage ratio was 1.78 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.
In addition, at September 30, 2023, Cat Financial’s six-month covenant leverage ratio was 6.80 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.
In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2023, there were no borrowings under the Credit Facility.
Our total credit commitments and available credit as of September 30, 2023 were:

	September 30, 2023
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,076	571	3,505
Total credit lines available	14,576	3,321	11,255
Less: Commercial paper outstanding	(3,738)	—	(3,738)
Less: Utilized credit	(1,036)	—	(1,036)
Available credit	$9,802	$3,321	$6,481

The other external consolidated credit lines with banks as of September 30, 2023 totaled $4.08 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Fitch maintains a "high-A" debt rating, while Moody’s and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to credit in certain markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.
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
Machinery, Energy & Transportation
Net cash provided by operating activities was $7.96 billion in the first nine months of 2023, compared with net cash provided of $3.19 billion for the same period in 2022. The increase was primarily due to higher profit before taxes, adjusted for non-cash items, including the loss on divestiture of the company's Longwall business and lower working capital requirements. Within working capital, changes in inventories and accrued expenses favorably impacted cash flow but were partially offset by changes in accounts payable, customer advances and accounts receivable.
Net cash used for investing activities in the first nine months of 2023 was $3.89 billion, compared with net cash used of $881 million in the first nine months of 2022. The increase was due to higher investment in securities, net of proceeds from sale of securities, and an increase in capital spend.
Net cash used for financing activities during the first nine months of 2023 was $4.18 billion, compared with net cash used of $5.29 billion in the same period of 2022. The change was primarily due to lower share repurchases in the first nine months of 2023 along with favorable impacts from borrowing activity, partially offset by increased dividends paid.
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
Operational excellence and commitments – Capital expenditures were $1.11 billion during the first nine months of 2023, compared to $880 million for the same period in 2022. We expect ME&T’s capital expenditures in 2023 to be about $1.50 billion. We made $320 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2023. We currently anticipate full-year 2023 contributions of approximately $372 million. In comparison, we made $299 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2022.
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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In the first nine months of 2023, we repurchased $2.21 billion of Caterpillar common stock, with $10.59 billion remaining under the 2022 Authorization as of September 30, 2023. Our basic shares outstanding as of September 30, 2023 were approximately 509 million.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2023, the Board of Directors approved maintaining our quarterly dividend representing $1.30 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.90 billion in the first nine months of 2023.

Financial Products
Net cash provided by operating activities was $905 million in the first nine months of 2023, compared with $1.25 billion for the same period in 2022. Net cash used for investing activities was $1.25 billion for the first nine months of 2023, compared with net cash used of $228 million for the same period in 2022. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $122 million in the first nine months of 2023 compared with net cash used of $872 million for the same period in 2022. The change was primarily due to higher portfolio funding requirements.

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

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2023. It is difficult to predict the December 31, 2023 adjustment amount, as it will be dependent primarily on changes in discount rates during 2023, and actual returns on plan assets differing from our expected returns for 2023.

Order Backlog
At the end of the third quarter of 2023, the dollar amount of backlog believed to be firm was approximately $28.1 billion, about $2.6 billion lower than the second quarter of 2023. The order backlog decreased across the three primary segments. Of the total backlog at September 30, 2023, approximately $6.1 billion was not expected to be filled in the following twelve months.

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

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Three Months Ended September 30, 2023 - U.S. GAAP	$3,449	20.5%	$3,515	$734	20.9%	$2,794	$5.45
Restructuring costs	46	0.3%	46	10	20.0%	36	0.07
Three Months Ended September 30, 2023 - Adjusted	$3,495	20.8%	$3,561	$744	20.9%	$2,830	$5.52

Three Months Ended September 30, 2022 - U.S. GAAP	$2,425	16.2%	$2,558	$527	20.6%	$2,041	$3.87
Restructuring costs	49	0.3%	49	9	18.4%	40	0.08
Three Months Ended September 30, 2022 - Adjusted	$2,474	16.5%	$2,607	$536	20.6%	$2,081	$3.95

Nine Months Ended September 30, 2023- U.S. GAAP	$9,832	19.7%	$9,801	$2,194	22.4%	$7,659	$14.85
Restructuring costs - Longwall divestiture	586	1.2%	586	—	—%	586	1.13
Other restructuring costs	102	0.1%	102	21	20.0%	81	0.17
Deferred tax valuation allowance adjustments	—	—%	—	88	—%	(88)	(0.17)
Nine Months Ended September 30, 2023 - Adjusted	$10,520	21.0%	$10,489	$2,303	22.0%	$8,238	$15.98

Nine Months Ended September 30, 2022 - U.S. GAAP	$6,224	14.5%	$6,653	$1,423	21.4%	$5,251	$9.85
Restructuring costs	90	0.2%	90	13	14.0%	77	0.14
Nine Months Ended September 30, 2022 - Adjusted	$6,314	14.7%	$6,743	$1,436	21.3%	$5,328	$9.99

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2023	2022
ME&T net cash provided by operating activities [1]	$7,955	$3,191
ME&T capital expenditures	(1,108)	(880)
Cash payments related to settlements with the U.S. Internal Revenue Service	—	467
ME&T free cash flow	$6,847	$2,778
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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,988	$15,988	$—	$—
Revenues of Financial Products	822	—	1,017	(195)	[1]
Total sales and revenues	16,810	15,988	1,017	(195)

Operating costs:
Cost of goods sold	10,583	10,586	—	(3)	[2]
Selling, general and administrative expenses	1,624	1,430	206	(12)	[2]
Research and development expenses	554	554	—	—
Interest expense of Financial Products	280	—	280	—
Other operating (income) expenses	320	25	310	(15)	[2]
Total operating costs	13,361	12,595	796	(30)

Operating profit	3,449	3,393	221	(165)

Interest expense excluding Financial Products	129	129	—	—
Other income (expense)	195	42	(12)	165	[3]

Consolidated profit before taxes	3,515	3,306	209	—

Provision (benefit) for income taxes	734	654	80	—
Profit of consolidated companies	2,781	2,652	129	—

Equity in profit (loss) of unconsolidated affiliated companies	12	12	—	—

Profit of consolidated and affiliated companies	2,793	2,664	129	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [4]	$2,794	$2,665	$129	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$47,632	$47,632	$—	$—
Revenues of Financial Products	2,358	—	2,907	(549)	[1]
Total sales and revenues	49,990	47,632	2,907	(549)

Operating costs:
Cost of goods sold	31,751	31,758	—	(7)	[2]
Selling, general and administrative expenses	4,615	4,139	507	(31)	[2]
Research and development expenses	1,554	1,554	—	—
Interest expense of Financial Products	742	—	742	—
Other operating (income) expenses	1,496	624	923	(51)	[2]
Total operating costs	40,158	38,075	2,172	(89)

Operating profit	9,832	9,557	735	(460)

Interest expense excluding Financial Products	385	385	—	—
Other income (expense)	354	18	(49)	385	[3]

Consolidated profit before taxes	9,801	9,190	686	(75)

Provision (benefit) for income taxes	2,194	1,993	201	—
Profit of consolidated companies	7,607	7,197	485	(75)

Equity in profit (loss) of unconsolidated affiliated companies	52	55	—	(3)	[4]

Profit of consolidated and affiliated companies	7,659	7,252	485	(78)

Less: Profit (loss) attributable to noncontrolling interests	—	(2)	5	(3)	[5]

Profit [6]	$7,659	$7,254	$480	$(75)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,545	$5,874	$671	$—
Receivables – trade and other	9,134	3,550	602	4,982	[1,2]
Receivables – finance	9,608	—	14,782	(5,174)	[2]
Prepaid expenses and other current assets	5,138	4,957	332	(151)	[3]
Inventories	17,580	17,580	—	—
Total current assets	48,005	31,961	16,387	(343)

Property, plant and equipment – net	12,287	8,243	4,044	—
Long-term receivables – trade and other	1,110	497	119	494	[1,2]
Long-term receivables – finance	11,907	—	12,441	(534)	[2]
Noncurrent deferred and refundable income taxes	2,719	3,265	118	(664)	[4]
Intangible assets	604	604	—	—
Goodwill	5,268	5,268	—	—
Other assets	4,891	3,936	1,998	(1,043)	[5]
Total assets	$86,791	$53,774	$35,107	$(2,090)

Liabilities
Current liabilities:
Short-term borrowings	$4,218	$—	$4,218	$—
Accounts payable	7,827	7,734	297	(204)	[6,7]
Accrued expenses	4,669	4,218	451	—
Accrued wages, salaries and employee benefits	2,300	2,252	48	—
Customer advances	2,333	2,320	1	12	[7]
Other current liabilities	3,115	2,515	775	(175)	[4,8]
Long-term debt due within one year	8,662	1,043	7,619	—
Total current liabilities	33,124	20,082	13,409	(367)

Long-term debt due after one year	24,259	8,510	15,789	(40)	[9]
Liability for postemployment benefits	4,060	4,060	—	—
Other liabilities	4,841	3,895	1,659	(713)	[4]
Total liabilities	66,284	36,547	30,857	(1,120)
Commitments and contingencies
Shareholders’ equity
Common stock	6,698	6,698	905	(905)	[10]
Treasury stock	(33,865)	(33,865)	—	—
Profit employed in the business	49,888	45,352	4,526	10	[10]
Accumulated other comprehensive income (loss)	(2,232)	(978)	(1,254)	—
Noncontrolling interests	18	20	73	(75)	[10]
Total shareholders’ equity	20,507	17,227	4,250	(970)
Total liabilities and shareholders’ equity	$86,791	$53,774	$35,107	$(2,090)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$7,659	$7,252	$485	$(78)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	1,599	1,015	584	—
Provision (benefit) for deferred income taxes	(448)	(456)	8	—
Loss on divestiture	572	572	—	—
Other	205	309	(463)	359	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(319)	(46)	70	(343)	[2,3]
Inventories	(1,424)	(1,420)	—	(4)	[2]
Accounts payable	(532)	(628)	26	70	[2]
Accrued expenses	588	557	31	—
Accrued wages, salaries and employee benefits	—	1	(1)	—
Customer advances	516	515	1	—
Other assets – net	128	107	17	4	[2]
Other liabilities – net	338	177	147	14	[2]
Net cash provided by (used for) operating activities	8,882	7,955	905	22

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,061)	(1,088)	(16)	43	[2]
Expenditures for equipment leased to others	(1,177)	(20)	(1,165)	8	[2]
Proceeds from disposals of leased assets and property, plant and equipment	563	46	564	(47)	[2]
Additions to finance receivables	(11,082)	—	(12,493)	1,411	[3]
Collections of finance receivables	10,391	—	11,554	(1,163)	[3]
Net intercompany purchased receivables	—	—	429	(429)	[3]
Proceeds from sale of finance receivables	40	—	40	—
Net intercompany borrowings	—	—	7	(7)	[4]
Investments and acquisitions (net of cash acquired)	(67)	(67)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(14)	(14)	—	—
Proceeds from sale of securities	747	553	194	—
Investments in securities	(3,689)	(3,340)	(349)	—
Other – net	32	43	(11)	—
Net cash provided by (used for) investing activities	(5,317)	(3,887)	(1,246)	(184)

Cash flow from financing activities:
Dividends paid	(1,901)	(1,901)	(155)	155	[5]
Common stock issued, including treasury shares reissued	36	36	—	—
Common shares repurchased	(2,209)	(2,209)	—	—
Net intercompany borrowings	—	(7)	—	7	[4]
Proceeds from debt issued (original maturities greater than three months)	6,360	—	6,360	—
Payments on debt (original maturities greater than three months)	(4,459)	(99)	(4,360)	—
Short-term borrowings – net (original maturities three months or less)	(1,726)	(3)	(1,723)	—
Net cash provided by (used for) financing activities	(3,899)	(4,183)	122	162
Effect of exchange rate changes on cash	(119)	(55)	(64)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(453)	(170)	(283)	—
Cash, cash equivalents and restricted cash at beginning of period	7,013	6,049	964	—
Cash, cash equivalents and restricted cash at end of period	$6,560	$5,879	$681	$—

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

Changes in internal control over financial reporting

During the third quarter of 2023, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[2,3]	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
July 1-31, 2023	518,457	$228.66	518,457	$10.970
August 1-31, 2023	684,126	$277.72	684,126	$10.780
September 1-30, 2023	680,904	$279.03	680,904	$10.590
Total	1,883,487	$264.69	1,883,487

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. As of September 30, 2023, $10.6 billion remained available under the 2022 Authorization.

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

3 In both August and September of 2023, we repurchased 0.7 million shares, respectively, for an aggregate of $380 million in open market transactions at an average price per share of $277.72 and $279.03, respectively.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2023, we had 28 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 14,000 active participants in the aggregate. During the third quarter of 2023, approximately 61,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5.     Other Information

On August 22, 2023, Andrew Bonfield, the Company's Chief Financial Officer, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) November 20, 2024 and (2) the date on which an aggregate of 30,000 shares of our common stock have been sold under the plan.

Item 6. Exhibits

10.1	364-Day Credit Agreement dated August 31, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2023).
10.2	Local Currency Addendum to the 364-Day Credit Agreement dated August 31, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 1, 2023).
10.3	Japan Local Currency Addendum to the 364-Day Credit Agreement dated August 31, 2023 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 1, 2023).
10.4
Amendment No. 1 to Third Amended and Restated Credit Agreement (Three-Year Facility) dated August 31, 2023 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2023).

10.5
Amendment No. 1 to Third Amended and Restated Credit Agreement (Five-Year Facility) dated August 31, 2023 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2023).

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

CATERPILLAR INC.

November 1, 2023	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

November 1, 2023	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

November 1, 2023	/s/ Derek Owens	Senior Vice President and General Counsel
Derek Owens

November 1, 2023	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp