Form 10-K
period 2023-12-31
CATERPILLAR INC
filed 2024-02-16
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, there were 510,143,097 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $125.0 billion.

As of December 31, 2023, there were 499,377,269 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2024 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year.

i

PART I

Item 1.Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2023 sales and revenues of $67.060 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, off-highway diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three primary segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

Enterprise Strategy

Our company strategy, rolled out in 2017, reflects our legacy and our continuing commitment to meet the needs of our customers and the communities in which we live and work. United by our Values, Caterpillar employees around the world share a focused view of our business through the Operating & Execution Model, through which we are making strategic choices today to create long-term profitable growth. Since 2017, we focused on three strategic areas: Expanded Offerings, Operational Excellence and Services. In 2022, we updated our strategy to also include Sustainability as a strategic area. For nearly 100 years, our longstanding commitment to sustainability has inspired us to set and achieve meaningful environmental, social and governance goals. It’s also allowed us to develop innovative products, technologies and services to support our customers on their sustainability journey. The addition of sustainability as a strategic area, together with operational excellence, expanded offerings and services, highlights our work to help customers build a better, more sustainable world.

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

Other information about our operations in 2023, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction.  The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates and mining.
The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those regions, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2023 focused on the next generation of construction machines.

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

 The Construction Industries portfolio includes the following product families as well as related parts and work tools:

· asphalt pavers	· motor graders	· track-type tractors (small, medium)
· backhoe loaders	· pipelayers	· track excavators (mini, small
· cold planers	· road reclaimers	medium, large)
· compactors	· skid steer loaders	· wheel excavators
· compact track loaders	· telehandlers	· wheel loaders (compact, small,
· forestry machines	· track-type loaders	medium)
· material handlers

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

The Resource Industries product portfolio includes the following machines and related parts and services:

· electric rope shovels	· large wheel loaders	· soil compactors
· draglines	· off-highway trucks	· machinery components
· hydraulic shovels	· articulated trucks	· autonomous ready vehicles and solutions
· rotary drills	· wheel tractor scrapers	· select work tools
· hard rock vehicles	· wheel dozers	· safety services and mining performance
· large track-type tractors	· fleet management	solutions
· large mining trucks	· landfill compactors

Energy & Transportation

Our Energy & Transportation segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Caterpillar machines. The product and services portfolio includes reciprocating engines, generator sets, integrated systems and solutions, turbines and turbine-related services, electrified powertrain and zero-emission power sources and service solutions development, the remanufacturing of Caterpillar engines and components, remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services and product support of on-highway vocational trucks for North America.
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

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application. Principal global competitors include Cummins Inc., Deutz AG, Rolls-Royce Power Systems and Siemens Energy Global GmbH. Other competitors, such as Volvo Penta AB, FPT Industrial (Iveco Group), INNIO, GE Vernova, Kawasaki Heavy Industries Energy Solution & Marine Engineering, MAN Energy Solutions (VW), Weichai Power Co., Ltd., and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Aggreko plc, Generac Holdings, Kohler Energy, Baker Hughes Co., and others, are primarily packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels. In rail-related businesses, our global competitors include Wabtec Freight, The Greenbrier Companies, Voestalpine AG, and Vossloh AG, Alstom SA, Siemens Mobility, and CRRC Corp., LTD. We also compete with other companies on a more limited range of products, services and/or geographic regions.

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

Financial Products Segment

The business of our Financial Products Segment is primarily conducted by Cat Financial, Insurance Services and their respective subsidiaries and affiliates.  Cat Financial is a wholly owned finance subsidiary of Caterpillar Inc. and it provides retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for vehicles and power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases and operating leases. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, Cat Financial purchases short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

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

Cat Financial provides financing only when certain criteria are met. Credit decisions are based on a variety of credit quality factors including prior payment experience, customer financial information, credit ratings, loan-to-value ratios and other internal metrics. Cat Financial typically maintains a security interest in retail-financed equipment and generally requires physical damage insurance coverage on financed equipment.  Cat Financial finances a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world.  Cat Financial’s competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.  We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $27.5 billion at December 31, 2023 and $30.4 billion at December 31, 2022. Compared with year-end 2022, the order backlog decreased across the three primary segments. Of the total backlog at December 31, 2023, approximately $5.8 billion was not expected to be filled in 2024.

Dealers and Distributors

We distribute our machines principally through a worldwide organization of dealers (dealer network), 43 located in the United States and 113 located outside the United States, serving 191 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 88 distributors covering 185 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 110 distributors covering 109 countries.

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

For Caterpillar-branded products, the company’s relationship with each of its independent dealers is memorialized in standard sales and service agreements.  Pursuant to these agreements, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic service territory.  The company establishes prices to dealers after receiving input from dealers on transactional pricing in the marketplace.  The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer.  The agreement further grants the dealer a non-exclusive license to use the company’s trademarks, service marks and brand names.  In some instances, a separate trademark agreement exists between the company and a dealer.

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

Health and Safety

The health and safety of our employees is an important focus at Caterpillar, and we strive to continually reduce our recordable injuries utilizing programs that amplify our safety culture, globally. In 2023, the Company achieved a recordable injury frequency rate of 0.40, compared to the 2022 recordable injury frequency rate of 0.44. In addition, Caterpillar has refreshed our safety strategy to enhance our focus on preventing serious injuries and to encourage learning from those closest to the work.

Talent Development and Training

In addition to our focus on values and safety, we strive to continually attract, develop, engage, and retain a high-performing diverse global team that executes our enterprise strategy of long-term profitable growth.

We are committed to employee development and helping individuals reach their full potential, by making on-going investments in our team. Our global internships, engineering co-ops, and career programs for engineering, marketing, and manufacturing provide development opportunities for early career employees. We also have a continual focus on strengthening technical, professional and leadership capabilities at every level using contemporary learning strategies to foster high performance. Strategic talent reviews and succession planning occur at a minimum, annually, across our businesses.

Our leadership development programs focus on encouraging a variety of experiences to help employees broaden understanding and increase perspective. Our leadership curriculums include managing for inclusion and building resilient and high performing teams as core development principles. Additionally, skill-based programs to upskill our manufacturing employees are developed locally and tailored to the specific needs of the business.

Diversity and Inclusion

We are committed to fostering a diverse workforce and an inclusive environment that is representative of the many customers and communities we serve around the globe. Our strategic approach weaves diversity and inclusion seamlessly into the business, ensuring that the principles guide us in our daily operating rhythm. Our 14 Employee Resource Groups (ERGs), which are sponsored and supported by leadership, help ensure different voices and perspectives contribute to our strategy for long-term profitable growth. They also engage our employees, helping contribute to development and retention.

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

Compensation, Benefits and Employee Insights

Providing competitive benefits and compensation underpins our commitment to our engaged and productive employees. Our pay-for-performance philosophy aligns employee’s individual contributions, behaviors and business results with individual rewards. Our comprehensive Total Health programs focus on purpose, as well as physical and mental health, emotional and social support, and financial wellness. The annual Employee Insights Survey provides all employees the opportunity to confidentially share their perspectives and engages leaders to listen, learn and respond to employee feedback to help foster a positive work environment.

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2023, we employed about 113,200 full-time persons of whom approximately 62,400 were located outside the United States. In the United States, we employed approximately 50,800 full-time persons, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2023	2022
Inside U.S.	50,800	48,200
Outside U.S.	62,400	60,900
Total	113,200	109,100

By Region:
North America	51,200	48,700
EAME	16,600	16,900
Latin America	20,300	19,100
Asia/Pacific	25,100	24,400
Total	113,200	109,100

As of December 31, 2023, there were 7,973 hourly production employees in the United States who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

Available Information

The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934 (Exchange Act); registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required.  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company maintains a website (www.Caterpillar.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our website (www.Caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies of our board committee charters, our board’s Guidelines on Corporate Governance Issues, Worldwide Code of Conduct and other corporate governance information are available on our website (www.Caterpillar.com/governance) and are also available free of charge.  The information contained on the company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

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

The energy, transportation, and mining industries are significant adopters of Caterpillar products. In these industries customers are likely to base their purchase decisions upon expected future commodity dynamics, including price. Commodity price volatility may be abrupt and unpredictable in response to global economic conditions, government actions, regulatory changes, supply/demand dynamics, innovation, and commodity substitutions among others. Economic conditions affecting the industries we serve may reduce capital expenditures in response to a variety of the aforementioned conditions. Reduction in these capital expenditures may lead to decreased demand for Caterpillar products and services as well as aftermarket parts as customers may choose to extend preventative maintenance and delay overhauls when possible.

The rates of infrastructure spending, commercial construction and housing starts also play a significant role in our results.  Our products are an integral component of these activities, and as these activities decrease, demand for our products and services may be significantly impacted, which could negatively impact our results.

Catastrophic events, including global pandemics, could materially adversely affect our business, results of operations and/or financial condition.

The occurrence of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could adversely affect our employees, our systems, our ability to produce and distribute our products, and our reputation. For example, a pandemic had a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Those measures impacted or could again impact all or portions of our workforce and operations and the operations of our customers, dealers and suppliers. Current material and component shortages, logistics constraints and labor inefficiencies limited and or could continue to limit our ability to meet customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition.

Pandemics can significantly increase economic and customer demand uncertainty, cause inflationary pressure in the U.S. and elsewhere and lead to volatility in customer demand for the Company’s products and services and cause supply chain disruptions. Economic uncertainties could continue to affect customer demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

A catastrophic event resulting in the destruction or disruption of our workforce, our systems, our ability to produce and distribute our products, any of our data centers or our critical business or information technology systems could adversely affect our ability to conduct normal business operations and our operating results or cash flows. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event.

Commodity price changes, material price increases, fluctuations in demand for our products and services, significant disruptions to our supply chains or significant shortages of labor and material may adversely impact our financial results or our ability to meet commitments to customers.

We are a significant user of steel and many other commodities required for the manufacture of our products. Increases in the prices of such commodities would increase our costs, negatively impacting our business, results of operations and financial condition if we are unable to fully offset the effect of these increased costs through price increases, productivity improvements, cost reduction programs or hedging programs.

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

We have experienced cybersecurity threats and vulnerabilities in our systems and those of our third party providers, and we have experienced viruses and attacks targeting our information technology systems and networks. Such prior events, to date, have not had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a future material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
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

Continuing to meet our cash requirements over the long-term requires substantial liquidity and access to varied sources of funds, including capital and credit markets. Global economic conditions may cause volatility and disruptions in capital and credit markets. Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  Global or regional economic downturns could cause financial markets to decrease the availability of liquidity, credit and credit capacity for certain issuers, including certain customers, dealers and suppliers. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position. Furthermore, changes in global economic conditions, including material cost increases and decreases in economic activity in key markets we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.

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

Each of Caterpillar’s and Cat Financial’s costs of borrowing and their respective ability to access the capital markets are affected not only by market conditions but also by the short- and long-term credit ratings assigned to their respective debt by the major credit rating agencies.  These ratings are based, in significant part, on each of Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth, profitability, interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  There can be no assurance that Caterpillar and Cat Financial will be able to maintain their credit ratings. We receive debt ratings from the major credit rating agencies.  A downgrade of our credit rating by any of the major credit rating agencies could result in increased borrowing costs and could adversely affect Caterpillar’s and Cat Financial’s liquidity, competitive position and access to the capital markets, including restricting, in whole or in part, access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for Cat Financial or an available source of short-term financing for Caterpillar. An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

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

Changes in interest rates and market liquidity conditions could have an adverse impact on Cat Financial's and our earnings and cash flows. Changes in market interest rates may influence its and our borrowing costs, returns on financial investments and the valuation of derivative contracts. Because a significant number of the loans made by Cat Financial are made utilizing fixed interest rates, its business results are subject to fluctuations in interest rates. Certain loans made by Cat Financial and various financing extended to Cat Financial are made at variable rates that use floating reference rates or indices, including the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities,as a benchmark for establishing the interest rate.

Together with Cat Financial we created a cross-functional team that assesses risk across multiple categories as it relates to the use of floating reference rates or indices, such as SOFR, in securities, loans, derivatives, and other financial obligations or extensions of credit held by or due to us. Cat Financial manages interest rate and market liquidity risks through a variety of techniques that include a match funding strategy, the selective use of derivatives and a broadly diversified funding program. There can be no assurance, however, that fluctuations in interest rates and market liquidity conditions will not have an adverse impact on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, this may have an adverse impact on our earnings and cash flows. With respect to Insurance Services' investment activities, changes in equity and bond markets could result in a decline in value of its investment portfolio, resulting in an unfavorable impact to earnings.

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

We maintain a number of credit facilities to support general corporate purposes (facilities) and have issued debt securities to manage liquidity and fund operations (debt securities). The agreements relating to a number of the facilities and the debt securities contain certain restrictive covenants applicable to us and certain subsidiaries, including Cat Financial. These covenants include maintaining a minimum consolidated net worth (defined as the consolidated shareholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within accumulated other comprehensive income (loss)), limitations on the incurrence of liens and certain restrictions on consolidation and merger. Cat Financial has also agreed under certain of these agreements not to exceed a certain leverage ratio (consolidated debt to consolidated net worth, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31), to maintain a minimum interest coverage ratio (calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period and not to terminate, amend or modify its support agreement with us.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As required by Item 106 of Regulation S-K, the following sets forth information regarding our cybersecurity strategy, risk management and governance.

Cybersecurity Strategy and Risk Management

Cybersecurity is critical to advancing our overall objectives and enabling our digital efforts. As a global company, we face a wide variety of cybersecurity threats that range from common attacks such as ransomware and denial-of-service, to attacks from more advanced adversaries. Our customers, suppliers, and other partners face similar cybersecurity threats, and a cybersecurity incident impacting these entities could materially adversely affect our operations, performance and results. These cybersecurity threats and related risks make it imperative that we maintain focus on cybersecurity and systemic risks.

We maintain a comprehensive cybersecurity program which is integrated within the Company’s enterprise risk management system and encompasses the corporate information technology and operational technology environments as well as customer-facing products. Our cybersecurity program has implemented a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity risks. We utilize cybersecurity policies and frameworks based on industry and government standards. Our cyber risk management program controls are based on recognized best practices and standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework and the International Organization for Standardization (ISO 27001) Information Security Management System Requirements. We partner with third parties to support and evaluate our cybersecurity program. These third-party services span areas including cybersecurity maturity assessments, incident response, penetration testing, consulting on best practices, and others. We also consume threat intelligence from several paid and non-paid sources.

We maintain a 24 x 7 operations center which serves as a central location for the reporting of cybersecurity matters, provides monitoring of our global cybersecurity environment, and coordinates the investigation and remediation of alerts. As cybersecurity events occur, the cybersecurity team focuses on responding to and containing the threat and minimizing impact. In the event of an incident, the cybersecurity team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with participation from technical, legal and law enforcement support, as appropriate.

We have implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security and mobile device usage. We have mandatory training in the areas of cybersecurity, privacy, and confidential information handling. We also conduct regular phishing training and simulations for our employees and contractors. We provide extensive specialized role-based training to technical professionals in cybersecurity, secure application development, and other focus areas. We also conduct periodic tabletop exercises to validate our preparation for cyber events.

We operate a third-party cybersecurity program with the goal of minimizing disruption to the Company’s business and production operations, strengthening supply chain resilience, and supporting the integrity of components and systems used in its products and services. We rely heavily on our supply chain to deliver our products and services to our customers, and a cybersecurity incident at a supplier, subcontractor or joint venture partner could materially adversely impact us. We assess third-party cybersecurity controls through a cybersecurity third-party risk assessment process. Identified deficiencies are addressed through a risk remediation process. For select suppliers, we engage third-party cybersecurity monitoring and alerting services, and seek to work directly with those suppliers to address potential deficiencies identified.

As of the date of this report, we do not believe that risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition. That said, as discussed more fully under Item 1A. “Risk Factors—Operational Risks— Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services” of this Form 10-K, these threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-party service providers to implement, will be sufficient to protect and mitigate associated risks to our systems, information or other property.

Cybersecurity Governance

Caterpillar’s board has oversight for risk management with a focus on the most significant risks facing the Company, including strategic, operational, financial and legal compliance risks. The board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include an enterprise risk management program of which our cybersecurity processes are an integral component.

The board implements its risk oversight function both as a board and through delegation to board committees, which meet regularly and report back to the board. The board has delegated the oversight of specific risks to board committees that align with their functional responsibilities. The Audit Committee (the “AC”) assists the board in overseeing the enterprise risk management program and evaluates and monitors risks related to, among other things, the Company’s information security program. The AC assesses cybersecurity and information technology risks and the controls implemented to monitor and mitigate these risks. The Company’s Chief Information Officer & Senior Vice President, Caterpillar IT (the “CIO”) attends all bimonthly AC meetings and provides cybersecurity updates to the AC and board.

Our cybersecurity program is overseen by our CIO, who has been a Caterpillar employee for nearly twenty-five years. Prior to her current appointment as our CIO in September 2020, she was the Chief Information Officer for the Company’s Financial Products Division. Her extensive background in IT includes global leadership for large-scale systems transformations, cybersecurity, cloud and application management, global data center management, worldwide network, servers and storage, database management and end-user services. Our CIO leads a cross-functional cybersecurity team comprised of professionals from our product, cybersecurity, legal and compliance organizations who focus on managing the security of our connected solutions. This team manages the Company’s global IT systems, IT risk management, cybersecurity, global infrastructure and IT transformations.

Item 1D.Executive Officers of the Registrant.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
D. James Umpleby III (65)	Chairman of the Board (2018) and Chief Executive Officer (2017)	Group President (2013-2016)
Andrew R.J. Bonfield (61)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (54)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (57)	Group President (2016)	Vice President (2012-2016)
Joseph E. Creed (48)	Chief Operating Officer (2023)	Group President (2021-2023), Vice President, Oil & Gas and Marine Division (2019-2020), Interim Chief Financial Officer (2018), Vice President, Finance Services Division (2017), Group Chief Financial Officer, Energy and Transportation (2013-2016)
Anthony D. Fassino (53)	Group President (2021)	Vice President, Building Construction Products (2018-2020), Director of Worldwide Forestry Products (2016-2018)
Derek R. Owens (50)	Chief Legal Officer and General Counsel (2023)	Senior Vice President (2023), Deputy General Counsel (2021-2023), Associate General Counsel, Litigation & Investigations (2019-2021), Assistant United States Attorney, U.S. Attorney's Office of the Department of Justice (2005-2019)
Cheryl H. Johnson (63)	Chief Human Resources Officer (2017)	Executive Vice President of Human Resources for a global multi-industry aerospace, defense and industrial manufacturing company (2012-2017)
William E. Schaupp (52)	Vice President and Chief Accounting Officer (2022)	Finance Director, Global Finance Services Division (2021-2022) Vice President and Controller and Chief Accounting Officer of PPG Industries, Inc. (2018-2021)
Jason E. Kaiser (45)	Group President (2024)	Senior Vice President, Electric Power Division (2021-2023), General Manager, Electric Power Division (2019-2021), Product Manager, Electric Power Division (2016-2019)

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
Mexico: Torreon
Netherlands: Den Bosch
Poland: Janow, Sosnowiec
Thailand: Rayong
United Kingdom: Desford, Stockton

Resource Industries	Illinois: Decatur, East Peoria	China: Qingzhou, Wuxi
	South Carolina: Sumter	Germany: Lunen
	Texas: Denison	India: Thiruvallur
	Wisconsin: South Milwaukee	Indonesia: Batam
Mexico: Acuna, Monterrey, Reynosa
Thailand: Rayong
United Kingdom: Peterlee

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Cardiff, Perth, Redbank, Revesby
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin, Patterson	China: Tianjin, Wuxi
	Illinois: East Peoria, Mossville, Mapleton, Pontiac	Czech Republic: Zatec, Zebrak
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Mayfield	India: Aurangabad, Hosur
	Oklahoma: Broken Arrow	Italy: Pistoria
	North Carolina: Winston-Salem	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, DeSoto, Fort Worth, Mabank, San Antonio, Schertz, Seguin, Sherman	United Kingdom: Larne, Peterborough, Sandiacre, South Queensferry, Springvale, Stafford, Wimborne

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

Number of Shareholders: Shareholders of record at the end of 2023 totaled 21,217, compared with 21,935 at the end of 2022.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2023

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2018, and reinvestment of dividends issued thereafter.

290
240
190
140
90
Dollars
2018
2019
2020
2021
2022
2023
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index

	2018	2019	2020	2021	2022	2023
Caterpillar Inc.	$100.00	$119.51	$151.74	$175.95	$208.67	$262.82
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Machinery	$100.00	$130.29	$160.81	$193.23	$195.93	$235.49

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2023, we had 28 employee stock purchase plans (the “EIP Plans”) administered outside the United States for our non-U.S. employees, which had approximately 14,000 active participants in the aggregate.  During the fourth quarter of 2023, approximately 78,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
October 1-31, 2023	965,566	$260.01	965,566		$10.340
November 1-30, 2023	7,250,965	$239.97	7,250,965	[2]	$8.300
December 1-31, 2023	1,749,834	$271.45	1,749,834		$7.825
Total	9,966,365	$247.44	9,966,365

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. As of December 31, 2023, approximately $7.8 billion remained available under the 2022 Authorization.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreement entered into during the fourth quarter of 2023.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2023 Form 10-K.
Highlights for the full-year 2023 include:
•Sales and revenues for 2023 were $67.060 billion, an increase of $7.633 billion, or 13 percent, compared with $59.427 billion for 2022. Sales were higher across the three primary segments.
•Operating profit as a percent of sales and revenues was 19.3 percent in 2023, compared with 13.3 percent in 2022. Adjusted operating profit margin was 20.5 percent in 2023, compared with 15.4 percent in 2022.
•Profit per share for 2023 was $20.12, and excluding the items in the table below, adjusted profit per share was $21.21. Profit per share for 2022 was $12.64, and excluding the items in the table below, adjusted profit per share was $13.84.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on page 47.

	Full Year 2023		Full Year 2022
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$13,050	$20.12	$8,752	$12.64
Restructuring costs - Longwall divestiture	586	1.14	—	—
Other restructuring costs	194	0.30	299	0.43
Mark-to-market (gains) losses	(97)	(0.14)	(606)	(0.91)
Deferred tax valuation allowance adjustments	—	(0.21)	—	—
Goodwill impairment	—	—	925	1.68
Adjusted profit	$13,733	$21.21	$9,370	$13.84

•Enterprise operating cash flow was $12.9 billion in 2023. Caterpillar ended 2023 with $7.0 billion of enterprise cash.
OVERVIEW
Total sales and revenues for 2023 were $67.060 billion, an increase of $7.633 billion, or 13 percent, compared with $59.427 billion for 2022. The increase was primarily due to favorable price realization and higher sales volume. Profit per share was $20.12 in 2023, compared with profit per share of $12.64 in 2022. Profit was $10.335 billion in 2023, compared with $6.705 billion in 2022. The increase was primarily due to favorable price realization, higher sales volume and the absence of a 2022 goodwill impairment charge related to the Rail division, partially offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses, unfavorable manufacturing costs, the impact of the divestiture of the company's Longwall business and lower mark-to-market gains for remeasurement of pension and other postemployment benefit (OPEB) plans.
Trends and Economic Conditions
Outlook for Key End Markets
Overall demand remains healthy across most of our end markets for our products and services.
In Construction Industries, we expect North America to remain healthy in 2024. We expect non-residential construction in North America to remain at similar demand levels as 2023 due to government-related infrastructure investments. Residential construction is expected to remain healthy relative to historical levels. In Asia Pacific, excluding China, we expect some softening in economic conditions. We anticipate China will remain at a relatively low level in the excavator industry above 10-tons. In EAME, we anticipate the region will be slightly down due to economic uncertainty in Europe, partially offset by continuing strong construction demand in the Middle East. Construction activity in Latin America is expected to increase due to easing financial conditions. In addition, we anticipate the ongoing benefit of our services initiatives will positively impact Construction Industries in 2024.

In Resource Industries, in 2024, for both mining and heavy construction and quarry and aggregates, we anticipate lower sales volume compared to 2023, primarily due to off-highway and articulated trucks. While we continue to see a high level of quoting activity overall, we anticipate lower order rates as customers display capital discipline. Customer product utilization remains high, the number of parked trucks remains low, the age of the fleet remains elevated and our autonomous solutions continue to have strong customer acceptance. We expect higher services revenues, including robust rebuild activity in 2024. We continue to believe the energy transition will support increased commodity demand over time, expanding our total addressable market and providing further opportunities for long-term profitable growth.
In Energy & Transportation, in Oil & Gas, we expect reciprocating engines and services to increase slightly in 2024 compared to 2023. Well servicing in North America is showing some short-term moderation. Gas compression order backlog remains healthy and we continue to remain optimistic about future demand. Power Generation reciprocating engine demand is expected to remain strong due to continued data center growth. Solar Turbines has a strong backlog and continues to experience robust quoting activity. Industrial demand is expected to soften from a strong 2023. In Transportation, we anticipate high-speed marine to increase slightly as customers continue to upgrade aging fleets.
Company Trends and Expectations
For the full-year 2024, we anticipate sales and revenues will be broadly similar to 2023, supported by continued healthy underlying demand across most of our end markets for our products and services and slightly favorable price realization. We anticipate another year of services growth in 2024. We do not expect a significant change in machine dealer inventories in 2024, compared to an increase in 2023. In Construction Industries, sales of equipment to end users is expected to be broadly similar to 2023. In Construction Industries, we do not expect dealer inventory to increase in 2024 as it did in 2023. We also anticipate services initiatives will benefit the segment. Resource Industries' sales in 2024 are expected to be lower, driven by lower sales volume primarily in off-highway and articulated trucks. We also expect an unfavorable impact from changes in dealer inventories in Resource Industries. In 2024, we expect services revenues will increase in Resource Industries. Within Energy & Transportation in 2024, we expect slightly higher sales. Power Generation, Oil & Gas and Transportation sales are expected to increase. Industrial sales are expected to be lower compared to historically strong levels in 2023.
In 2024, we expect a small benefit from price realization during the first half of the year from price actions taken in the second half of 2023. We expect price realization to modestly exceed manufacturing costs, with moderation throughout the year as we lap favorable price trends from 2023. For 2024, we expect short-term incentive compensation expense to be about $1.2 billion, compared to $1.7 billion in 2023. We expect the short-term incentive compensation expense benefit year over year to be offset by increases in SG&A/R&D expenses as we continue to invest in strategic initiatives aimed at future long-term profitable growth, such as services growth and technology, including autonomy, alternative fuels, connectivity and digital and electrification. In addition, we anticipate an impact due to an unfavorable mix of products. In 2024, we expect restructuring costs to be between $300 million and $450 million and expect capital expenditures to be in the range of $2.0 billion to $2.5 billion. We expect the global annual effective tax rate, excluding discrete items, to be between 22.5 percent and 23.5 percent.
In the first quarter of 2024, we expect sales and revenues to be broadly similar to the first quarter of 2023. We expect demand to remain healthy, but anticipate slightly lower machine dealer inventory build as compared to the first quarter of 2023. We anticipate price realization will remain favorable. We expect Construction Industries' sales to remain flat to slightly higher, including favorable price realization. Resource Industries' sales are expected to be lower driven by lower sales volume, partially offset by favorable price realization. In Energy & Transportation, we expect sales to be flat to slightly higher.
In the first quarter of 2024, we expect favorable price realization to more than offset unfavorable manufacturing costs. We expect manufacturing costs to increase primarily due to cost absorption. We do not expect an inventory increase as compared to the increase in the first quarter of 2023. We also anticipate an increase in SG&A/R&D expenses due to investment in strategic initiatives. In Construction Industries, we expect favorable price realization to be offset by increased SG&A/R&D expenses and slightly higher manufacturing costs, including cost absorption. In Resource Industries, we expect the profit impact from lower sales volume to be partially offset by favorable price realization. In Energy & Transportation, we anticipate favorable price realization to be offset by higher manufacturing costs.
Global Business Conditions
We continue to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost and labor pressures. Areas of particular focus include transportation, certain components and raw materials. We continue to work to minimize supply chain challenges that may impact our ability to meet customer demand. We continue to assess the environment to determine if additional actions need to be taken.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2023 Form 10-K.

Notes:
•Glossary of terms included on pages 35-37; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on page 47.
•Some amounts within this report are rounded to the millions or billions and may not add. In addition, the sum of the components reported across periods may not equal the total amount reported year-to-date due to rounding.

2023 COMPARED WITH 2022
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2022 (at left) and 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for 2023 were $67.060 billion, an increase of $7.633 billion, or 13 percent, compared with $59.427 billion in 2022. The increase was primarily due to favorable price realization and higher sales volume. The increase in sales volume was driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory increased about $2.4 billion during 2022, compared to an increase of about $2.1 billion during 2023.
Sales were higher in the three primary segments.
North America sales increased 25 percent driven by higher sales of equipment to end users, favorable price realization and the impact from changes in dealer inventories. Dealer inventory increased more during 2023 than during 2022.
Sales decreased 2 percent in Latin America due to the impact from changes in dealer inventories and lower services sales volume, partially offset by favorable price realization and favorable currency impacts primarily related to the Brazilian real. Dealer inventory increased during 2022, compared to a decrease during 2023.
EAME sales increased 6 percent due to favorable price realization and higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory increased more during 2022 than during 2023.
Asia/Pacific sales increased 2 percent driven by favorable price realization, partially offset by unfavorable currency impacts, primarily related to the Australian dollar and Japanese yen, lower sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during 2022 than during 2023.
Dealer inventory increased about $2.1 billion during 2023, compared to an increase of about $2.4 billion during 2022. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant change in machine dealer inventories in 2024.

Sales and Revenues by Segment
(Millions of dollars)	2022	Sales Volume	Price Realization	Currency	Inter-Segment / Other	2023	$ Change	% Change
Construction Industries	$25,269	$(314)	$2,678	$(197)	$(18)	$27,418	$2,149	9%
Resource Industries	12,314	(114)	1,422	(77)	38	13,583	1,269	10%
Energy & Transportation	23,752	2,529	1,500	(11)	231	28,001	4,249	18%
All Other Segment	450	(8)	(5)	(1)	13	449	(1)	—%
Corporate Items and Eliminations	(5,211)	(115)	1	7	(264)	(5,582)	(371)
Machinery, Energy & Transportation	56,574	1,978	5,596	(279)	—	63,869	7,295	13%

Financial Products Segment	3,253	—	—	—	532	3,785	532	16%
Corporate Items and Eliminations	(400)	—	—	—	(194)	(594)	(194)
Financial Products Revenues	2,853	—	—	—	338	3,191	338	12%

Consolidated Sales and Revenues	$59,427	$1,978	$5,596	$(279)	$338	$67,060	$7,633	13%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
2023
Construction Industries	$15,343	24%	$2,307	(19%)	$5,254	3%	$4,390	(9%)	$27,294		9%	$124	(13%)	$27,418	9%
Resource Industries	5,256	16%	2,040	11%	2,069	(6%)	3,879	13%	13,244		10%	339	13%	13,583	10%
Energy & Transportation	11,982	31%	1,983	11%	5,929	13%	3,461	10%	23,355		21%	4,646	5%	28,001	18%
All Other Segment	65	2%	(1)	(150%)	18	127%	49	(66%)	131		(10%)	318	4%	449	—%
Corporate Items and Eliminations	(133)		(3)		(5)		(14)		(155)			(5,427)		(5,582)
Machinery, Energy & Transportation	32,513	25%	6,326	(2%)	13,265	6%	11,765	2%	63,869		13%	—	—%	63,869	13%

Financial Products Segment	2,440	17%	416	20%	491	24%	438	2%	3,785	[1]	16%	—	—%	3,785	16%
Corporate Items and Eliminations	(347)		(77)		(83)		(87)		(594)			—		(594)
Financial Products Revenues	2,093	12%	339	26%	408	17%	351	(3%)	3,191		12%	—	—%	3,191	12%

Consolidated Sales and Revenues	$34,606	24%	$6,665	(1%)	$13,673	7%	$12,116	2%	$67,060		13%	$—	—%	$67,060	13%

2022
Construction Industries	$12,367		$2,843		$5,099		$4,818		$25,127			$142		$25,269
Resource Industries	4,531		1,840		2,205		3,437		12,013			301		12,314
Energy & Transportation	9,175		1,784		5,232		3,146		19,337			4,415		23,752
All Other Segment	64		2		(66)		145		145			305		450
Corporate Items and Eliminations	(29)		(1)		(5)		(13)		(48)			(5,163)		(5,211)
Machinery, Energy & Transportation	26,108		6,468		12,465		11,533		56,574			—		56,574

Financial Products Segment	2,078		348		396		431		3,253	[1]		—		3,253
Corporate Items and Eliminations	(205)		(78)		(47)		(70)		(400)			—		(400)
Financial Products Revenues	1,873		270		349		361		2,853			—		2,853

Consolidated Sales and Revenues	$27,981		$6,738		$12,814		$11,894		$59,427			$—		$59,427

[1] Includes revenues from Machinery, Energy & Transportation of $690 million and $478 million in 2023 and 2022, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between 2022 (at left) and 2023 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit was $12.966 billion in 2023, an increase of $5.062 billion, or 64 percent, compared with $7.904 billion in 2022. The increase was primarily due to favorable price realization, higher sales volume and the absence of a 2022 goodwill impairment charge related to the Rail division, partially offset by higher SG&A/R&D expenses, unfavorable manufacturing costs and the impact of the divestiture of the company's Longwall business. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives, higher short-term incentive compensation expense and an unfavorable change in fair value adjustments related to deferred compensation plans. Unfavorable manufacturing costs reflected lower freight being more than offset by higher material costs, increased period manufacturing costs, the impact of manufacturing inefficiencies and unfavorable cost absorption. Cost absorption was unfavorable as inventory increased more during 2022 than during 2023.
Short-term incentive compensation expense is directly related to financial and operational performance, measured against targets set annually. Expense for 2023 was about $1.7 billion, compared with $1.4 billion in 2022. For 2024, we expect short-term incentive compensation expense will be about $1.2 billion.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation.
Operating profit margin was 19.3 percent in 2023, compared with 13.3 percent in 2022.

Profit (Loss) by Segment
(Millions of dollars)	2023	2022	$ Change	% Change
Construction Industries	$6,975	$4,743	$2,232	47%
Resource Industries	2,834	1,827	1,007	55%
Energy & Transportation	4,936	3,309	1,627	49%
All Other Segment	18	(11)	29	264%
Corporate Items and Eliminations	(2,104)	(2,435)	331
Machinery, Energy & Transportation	12,659	7,433	5,226	70%

Financial Products Segment	909	864	45	5%
Corporate Items and Eliminations	14	26	(12)
Financial Products	923	890	33	4%
Consolidating Adjustments	(616)	(419)	(197)
Consolidated Operating Profit	$12,966	$7,904	$5,062	64%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in 2023 was $511 million, compared with $443 million in 2022. The increase was due to higher average borrowing rates.
•Other income (expense) in 2023 was income of $595 million, compared with income of $1.291 billion in 2022. The change was primarily driven by lower mark-to-market gains for remeasurement of pension and OPEB plans and unfavorable impacts from pension and OPEB plan costs and foreign currency exchange, partially offset by higher investment and interest income.
•The provision for income taxes for 2023 reflected an annual effective tax rate of 21.4 percent, compared with 23.2 percent for 2022, excluding the discrete items discussed below. The decrease from 2022 was primarily related to changes in the geographic mix of profits from a tax perspective.
The 2023 annual effective tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. The company also recorded a tax charge of $26 million related to $97 million of pension and OPEB mark-to-market gains in the fourth quarter of 2023, compared to a tax charge of $124 million related to $606 million of mark-to-market gains in the fourth quarter of 2022. In addition, the company recorded a discrete tax benefit of $57 million in 2023 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with a $33 million benefit for 2022. In 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain non-U.S. deferred tax assets. In 2022, the company also recorded discrete benefits of $90 million to reflect changes in estimates related to prior years and a tax benefit of $36 million related to the goodwill impairment charge of $925 million.
Construction Industries
Construction Industries’ total sales were $27.418 billion in 2023, an increase of $2.149 billion, or 9 percent, compared with $25.269 billion in 2022. The increase was due to favorable price realization, partially offset by lower sales volume. The decrease in sales volume was driven by the impact from changes in dealer inventories, partially offset by higher sales of equipment to end users. Dealer inventory increased more during 2022 than during 2023.
•In North America, sales increased due to favorable price realization and higher sales volume. Higher sales volume was driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during 2023 than during 2022.
•Sales decreased in Latin America primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was driven by the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory increased during 2022, compared with a decrease during 2023.
•In EAME, sales increased due to favorable price realization and favorable currency impacts, primarily related to the euro, partially offset by lower sales volume. Lower sales volume was due to the impact from changes in dealer inventories and lower sales of equipment to end users. Dealer inventory increased during 2022, compared with a decrease during 2023.
•Sales decreased in Asia/Pacific due to lower sales volume and unfavorable currency impacts, primarily related to the Japanese yen, Australian dollar and Chinese yuan, partially offset by favorable price realization. Lower sales volume was driven by lower sales of equipment to end users.
Construction Industries’ profit was $6.975 billion in 2023, an increase of $2.232 billion, or 47 percent, compared with $4.743 billion in 2022. The increase was mainly due to favorable price realization.
Construction Industries’ profit as a percent of total sales was 25.4 percent in 2023, compared with 18.8 percent in 2022.
Resource Industries
Resource Industries’ total sales were $13.583 billion in 2023, an increase of $1.269 billion, or 10 percent, compared with $12.314 billion in 2022. The increase was due to favorable price realization, partially offset by lower sales volume. Sales volume decreased as higher sales of equipment to end users were more than offset by the impact from changes in dealer inventories and lower aftermarket parts sales volume. Dealer inventory increased more during 2022 than during 2023.
Resource Industries’ profit was $2.834 billion in 2023, an increase of $1.007 billion, or 55 percent, compared with $1.827 billion in 2022. The increase was mainly due to favorable price realization, partially offset by unfavorable manufacturing costs and currency impacts. Unfavorable manufacturing costs were driven by higher materials costs, the impact of manufacturing inefficiencies and unfavorable cost absorption, partially offset by lower freight. Cost absorption was unfavorable as inventory increased more during 2022 than during 2023.

Resource Industries’ profit as a percent of total sales was 20.9 percent for 2023, compared with 14.8 percent for 2022.
Energy & Transportation

Sales by Application
(Millions of dollars)	2023	2022	$ Change	% Change
Oil and Gas	$6,988	$5,330	$1,658	31%
Power Generation	6,362	4,940	1,422	29%
Industrial	4,871	4,426	445	10%
Transportation	5,134	4,641	493	11%
External Sales	23,355	19,337	4,018	21%
Inter-Segment	4,646	4,415	231	5%
Total Sales	$28,001	$23,752	$4,249	18%

Energy & Transportation’s total sales were $28.001 billion in 2023, an increase of $4.249 billion, or 18 percent, compared with $23.752 billion in 2022. Sales increased across all applications and inter-segment sales. The increase in sales was primarily due to higher sales volume and favorable price realization.
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
Energy & Transportation’s profit was $4.936 billion in 2023, an increase of $1.627 billion, or 49 percent, compared with $3.309 billion in 2022. The increase was mainly due to favorable price realization and higher sales volume, partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. Unfavorable manufacturing costs were driven by higher material costs, increased period manufacturing costs and the impact of manufacturing inefficiencies, partially offset by lower freight. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives and higher short-term incentive compensation expense.
Energy & Transportation’s profit as a percent of total sales was 17.6 percent in 2023, compared with 13.9 percent in 2022.
Financial Products Segment
Financial Products’ segment revenues were $3.785 billion in 2023, an increase of $532 million, or 16 percent, compared with $3.253 billion in 2022. The increase was primarily due to higher average financing rates across all regions.
Financial Products’ segment profit was $909 million in 2023, an increase of $45 million, or 5 percent, compared with $864 million in 2022. The increase was mainly due to higher net yield on average earning assets and lower provision for credit losses at Cat Financial, partially offset by an increase in SG&A expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $2.090 billion in 2023, a decrease of $319 million from 2022, primarily driven by the absence of a 2022 goodwill impairment charge related to the Rail division and decreased expenses due to timing differences, partially offset by higher restructuring costs, which included the impact of the divestiture of the company's Longwall business and other restructuring costs, higher corporate costs, an unfavorable change in fair value adjustments related to deferred compensation plans and unfavorable impacts of segment reporting methodology differences.
In the first quarter of 2023, the divestiture of the company’s Longwall business was finalized, resulting in an unfavorable impact to operating profit of $586 million, primarily a non-cash item driven by the release of accumulated foreign currency translation. This impact was included in total restructuring costs.

2022 COMPARED WITH 2021

For discussions related to the consolidated sales and revenue and consolidated operating profit between 2022 and 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 15, 2023 and hereby incorporated by reference.

RESTRUCTURING COSTS

In 2024, we expect to incur about $300 to $450 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Costs of goods sold and SG&A expenses of about $25 million in 2024 compared with 2023.

Additional information related to restructuring costs is included in Note 25 — "Restructuring Costs" of Part II, Item 8 "Financial Statements and Supplemental Data."

GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring costs, which include the divestiture of the company's Longwall business, and 2022 goodwill impairment charges as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring costs, which include the divestiture of the company's Longwall business, certain deferred tax valuation allowance adjustments, pension and OPEB mark-to-market gains/losses and 2022 goodwill impairment charges.
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
11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2023, we had positive operating cash flow within both our ME&T and Financial Products' operations. On a consolidated basis, we ended 2023 with $6.98 billion of cash, a decrease of $26 million from year-end 2022. In addition, ME&T has invested in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $3.85 billion as of December 31, 2023 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for 2023 was $12.89 billion, up $5.12 billion compared to 2022. The increase was primarily due to higher profit before taxes adjusted for non-cash items and lower working capital requirements. Within working capital, changes in inventories and accrued expenses favorably impacted cash flow partially offset by changes in accounts payable and customer advances.

Total debt as of December 31, 2023 was $37.88 billion, an increase of $885 million from year-end 2022. Debt related to ME&T increased $18 million in 2023. Debt related to Financial Products increased by $883 million due to portfolio funding requirements.

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2023 was $2.75 billion. Information on our Credit Facility is as follows:

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

At December 31, 2023, Caterpillar’s consolidated net worth was $19.55 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within AOCI.

At December 31, 2023, Cat Financial’s covenant interest coverage ratio was 1.73 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2023, Cat Financial’s six-month covenant leverage ratio was 6.88 to 1 and year-end covenant leverage ratio was 6.95 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2023, there were no borrowings under the Credit Facility.

Our total credit commitments and available credit as of December 31, 2023 were:

	December 31, 2023
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,164	625	3,539
Total credit lines available	14,664	3,375	11,289
Less: Commercial paper outstanding	(4,069)	—	(4,069)
Less: Utilized credit	(853)	—	(853)
Available credit	$9,742	$3,375	$6,367

The other consolidated credit lines with banks as of December 31, 2023 totaled $4.16 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. We account for the payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of the Programs will have a significant impact on our liquidity. Additional information related to the Programs is included in Note 1J — "New accounting guidance" of Part II, Item 8 "Financial Statements and Supplementary Data".

Material cash requirements for contractual obligations

We believe our balances of cash and cash equivalents of $6.98 billion and available-for-sale debt securities and bank time deposits of $3.85 billion as of December 31, 2023, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflows related to postretirement benefit obligations, long-term debt and operating lease agreements. See Notes 12, 14 and 20, respectively, of Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

We have short-term obligations related to the purchase of goods and services made in the ordinary course of business. These consist of invoices received and recorded as liabilities as of December 31, 2023, but scheduled for payment in 2024 of $7.91 billion. In addition, we have contractual obligations for material and services on order at December 31, 2023, but not yet invoiced or delivered, of $7.22 billion.

We also have long-term contractual obligations primarily for logistics services agreements; systems support, software licenses and development contracts; information technology consulting contracts and outsourcing contracts for benefit plan administration. These obligations total $1.49 billion, with $704 million due in the next 12 months.

Machinery, Energy & Transportation

Net cash provided by operating activities was $11.69 billion in 2023, compared with $6.36 billion in 2022. The increase was primarily due to higher profit before taxes adjusted for non-cash items and lower working capital requirements. Within working capital, changes in inventories and accrued expenses favorably impacted cash flow partially offset by changes in accounts payable and customer advances.

Net cash used for investing activities in 2023 was $3.92 billion, compared with net cash used of $1.81 billion in 2022. The change was primarily due to increased investments in securities, net of proceeds from maturities and sale of securities, and an increase in capital spend.

Net cash used for financing activities during 2023 was $7.65 billion, compared with net cash used of $6.80 billion in 2022. The change was primarily due to higher share repurchases and dividends paid in 2023.

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

Operational excellence and commitments — Capital expenditures were $1.66 billion during 2023, compared to $1.30 billion in 2022. We expect ME&T’s capital expenditures in 2024 to be around $2.0 billion to $2.5 billion. We made $361 million of contributions to our pension and OPEB plans during 2023. In comparison, we made $346 million of contributions to our pension and OPEB plans in 2022. We expect to make approximately $273 million of contributions to our pension and OPEB plans in 2024.

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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company's liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022 with no expiration. In 2023, we repurchased $4.98 billion of Caterpillar common stock, with $7.8 billion remaining under the 2022 Authorization as of December 31, 2023. Caterpillar's basic shares outstanding as of December 31, 2023 were approximately 499 million.

Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company's liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In December 2023, the Board of Directors approved maintaining our quarterly dividend representing $1.30 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.56 billion in 2023.

Financial Products

Financial Products operating cash flow was $1.11 billion in 2023, compared with $1.52 billion in 2022. Net cash used for investing activities was $1.42 billion in 2023, compared with $356 million used in 2022. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $278 million in 2023, compared with net cash used of $964 million in 2022. The change was primarily due to higher portfolio funding requirements.

Off-balance sheet arrangements

We are a party to certain off-balance sheet arrangements, primarily in the form of guarantees. Information related to guarantees appears in Note 21 — “Guarantees and product warranty” of Part II, Item 8 “Financial Statements and Supplementary Data.”

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

Residual values for leased assets — We determine the residual value of Cat Financial’s leased equipment based on its estimated end-of-term market value. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. We also consider the following critical factors in our residual value estimates: lease term, market size and demand, total expected hours of usage, machine configuration, application, location, model changes, quantities, third-party residual guarantees and contractual customer purchase options.

Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third-party, in which case we may record a gain or a loss for the difference between the estimated residual value and the sale proceeds.

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

At December 31, 2023, the aggregate residual value of equipment on operating leases was $1.70 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $75 million of additional annual depreciation expense.

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

We completed our annual assessment of goodwill in the fourth quarter of 2023 and determined that there was no impairment of goodwill. Caterpillar's market capitalization has remained significantly above the net book value of the Company.

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

Product warranty liability — At the time we recognize a sale, we record estimated future warranty costs.  We determine the product warranty liability by applying historical claim rate experience to the current field population and dealer inventory.  Generally, we base historical claim rates on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America).  We develop specific rates for each product shipment month and update them monthly based on actual warranty claim experience.  Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates.

Product liability and insurance loss reserve — We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels. The amount of these reserves totaled $1.4 billion and $1.3 billion at December 31, 2023 and 2022, respectively. The majority of the balance in both 2023 and 2022 consisted of unearned insurance premiums.

Postretirement benefits — We sponsor defined benefit pension plans and/or other postretirement benefit plans (retirement healthcare and life insurance) to employees in many of our locations throughout the world. There are assumptions used in the accounting for these defined benefit plans that include discount rate, expected return on plan assets, expected rate of compensation increase, the future health care trend rate, mortality and other economic and demographic assumptions. The actuarial assumptions we use may change or differ significantly from actual results, which may result in a material impact to our consolidated financial statements.

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

•The expected long-term rate of return on plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the allocation of our plan assets. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed income securities would lower the rate. The expected return on plan assets is based on the fair value of plan asset allocations as of our measurement date, December 31.

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

•We use the mortality assumption to estimate the life expectancy of plan participants.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in certain actuarial assumptions on 2023 pension and OPEB costs and obligations are as follows:

	2023 Benefit Cost Increase (Decrease)		Year-end Benefit Obligation Increase (Decrease)
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension Benefits: [1]
Assumed discount rate	$52	$(66)	$(1,162)	$1,375
Expected long-term rate of return on plan assets	(120)	120	—	—
Non-U.S. Pension Benefits:
Assumed discount rate	7	(9)	(353)	435
Expected rate of compensation increase	4	(3)	31	(25)
Expected long-term rate of return on plan assets	(32)	32	—	—
Other Postretirement Benefits:
Assumed discount rate	6	(7)	(215)	252
Expected rate of compensation increase	—	—	1	(1)
Expected long-term rate of return on plan assets	(2)	2	—	—

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly the expected rate of compensation increase assumption is no longer applicable.

Actuarial Assumptions

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.0%	5.4%	2.8%	3.9%	4.3%	1.8%	5.1%	5.4%	2.7%
Rate of compensation increase [1]	—%	—%	—%	2.3%	2.3%	2.0%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	3.8%	1.7%	1.4%	5.4%	2.8%	2.5%
Discount rate used to measure interest cost	5.2%	2.3%	1.8%	4.2%	1.7%	1.2%	5.3%	2.2%	1.6%
Expected rate of return on plan assets	5.8%	4.0%	4.2%	5.2%	3.1%	2.9%	7.4%	6.9%	6.5%
Rate of compensation increase [1]	—%	—%	—%	2.3%	2.0%	2.0%	4.0%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							6.2%	6.5%	5.6%
Rate that the cost trend rate gradually declines to							4.7%	4.7%	5.0%
Year that the cost trend rate reaches ultimate rate							2030	2030	2025

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

See Note 12 — “Postemployment benefit plans” of Part II, Item 8 “Financial Statement and Supplemental Data” for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve — We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $2.1 billion and $1.6 billion at December 31, 2023 and 2022, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. We adjust the reserve if discounts paid differ from those estimated. Historically, those adjustments have not been material.

Allowance for credit losses — The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivable portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, we consider qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and company-specific factors. These qualitative factors are subjective and require a degree of management judgment.

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

Income taxes — We are subject to the income tax laws of the many jurisdictions in which we operate.  These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation.  In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.  Our income tax positions and analysis are based on currently enacted tax law.  Future changes in tax law or related interpretations could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Changes in tax law are reflected in the period of enactment with related interpretations considered in the period received.

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

Additional information related to income taxes is included in Note 6 — “Income taxes” of Part II, Item 8 “Financial statements and Supplementary Data.”

OTHER MATTERS

Information related to legal proceedings appears in Note 22 — Environmental and Legal Matters of Part II, Item 8 “Financial Statements and Supplementary Data.”

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

The table below summarizes the amounts of net periodic benefit cost recognized for 2023, 2022 and 2021, respectively, and includes expected cost for 2024.

(Millions of dollars)	2024 Expected		2023	2022	2021
U.S. Pension Benefits	$(74)		$(33)	$(268)	$(388)
Non-U.S. Pension Benefits	(3)		2	(10)	(19)
Other Postretirement Benefits	178		188	161	118
Mark-to-market loss (gain)	—	[1]	(97)	(606)	(833)
Total net periodic benefit cost (benefit)	$101		$60	$(723)	$(1,122)

1 Expected net periodic benefit cost (benefit) does not include an estimate for mark-to-market gains or losses.

•Expected decrease in expense in 2024 compared to 2023 — Excluding the impact of mark-to-market gains and losses, our net periodic benefit cost is expected to decrease $56 million in 2024. This expected decrease is primarily due to lower interest cost in 2024 as a result of lower discount rates at year-end 2023 (U.S. pension plans discount rate for 2024 interest cost is 5.0 percent compared to 5.2 percent for 2023) and a higher expected return on assets due to a higher world-wide asset base at year-end 2023 ($16.3 billion) compared to year-end 2022 ($15.8 billion).
•Increase in expense in 2023 compared to 2022 — Primarily due to lower mark-to-market gains in 2023 compared to 2022 and higher interest cost in 2023 as a result of higher discount rates at year-end 2022.
•Increase in expense in 2022 compared to 2021 — Primarily due to lower mark-to-market gains in 2022 compared to 2021 and higher interest cost in 2022 as a result of higher discount rates at year-end 2021.
The primary factors that resulted in mark-to-market losses (gains) for 2023, 2022 and 2021 are described below. We include the net mark-to-market losses (gains) in Other income (expense) in the Results of Operations.

•2023 net mark-to-market gain of $97 million — Primarily due to higher actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 10.4 percent compared to an expected rate of return of 5.8 percent) and favorable claims experience related to our other postretirement benefit plans. This was partially offset by lower discount rates at the end of 2023 compared to the end of 2022.
•2022 net mark-to-market gain of $606 million — Primarily due to higher discount rates at the end of 2022 compared to the end of 2021. This was partially offset by a lower actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual loss rate of (22.6) percent compared to an expected rate of return of 4.0 percent).
•2021 net mark-to-market gain of $833 million — Primarily due to higher discount rates at the end of 2021 compared to the end of 2020. This was partially offset by various assumption changes and a lower actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 3.6 percent compared to an expected rate of return of 4.2 percent).

SENSITIVITY

Foreign Exchange Rate Sensitivity

ME&T operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. Based on the anticipated and firmly committed cash inflow and outflow for our ME&T operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2024 cash flow for our ME&T operations by approximately $200 million. Last year similar assumptions and calculations yielded a potential $98 million adverse impact on 2023 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Chinese yuan, Australian dollar, Euro, British pound and Mexican peso.

Interest Rate Sensitivity

For our ME&T operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2024 pre-tax earnings of ME&T. Last year, similar assumptions and calculations yielded a minimal impact to 2023 pre-tax earnings.

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

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2023 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2024 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2023 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of five significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring costs related to the divestiture of the company's Longwall business, (ii) other restructuring costs, (iii) pension and OPEB mark-to-market gains/losses resulting from plan remeasurements, (iv) certain deferred tax valuation allowance adjustments and (v) goodwill impairment in 2022. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aid with assessing our period-over-period results. In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate	Profit	Profit per Share

Twelve Months Ended December 31, 2023 - U.S. GAAP	$12,966	19.3%	$13,050	$2,781	21.3%	$10,335	$20.12
Restructuring costs - Longwall divestiture	586	0.9%	586	—	—%	586	1.14
Other restructuring costs	194	0.3%	194	48	25.0%	146	0.30
Pension/OPEB mark-to-market (gains) losses	—	—%	(97)	(26)	26.8%	(71)	(0.14)
Deferred tax valuation allowance adjustments	—	—%	—	106	—%	(106)	(0.21)
Twelve Months Ended December 31, 2023 - Adjusted	$13,746	20.5%	$13,733	$2,909	21.2%	$10,890	$21.21

Twelve Months Ended December 31, 2022 - U.S. GAAP	$7,904	13.3%	$8,752	$2,067	23.6%	$6,705	$12.64
Goodwill impairment	925	1.6%	925	36	3.9%	889	1.68
Restructuring costs	299	0.5%	299	72	24.0%	227	0.43
Pension/OPEB mark-to-market (gains) losses	—	—%	(606)	(124)	20.5%	(482)	(0.91)
Twelve Months Ended December 31, 2022 - Adjusted	$9,128	15.4%	$9,370	$2,051	21.9%	$7,339	$13.84

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Twelve Months Ended December 31,
	2023	2022
ME&T net cash provided by operating activities [1]	$11,688	$6,358
ME&T capital expenditures	(1,663)	(1,298)
Cash payments related to settlements with the U.S. Internal Revenue Service	—	717
ME&T free cash flow	$10,025	$5,777
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on page 51.

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

Pages 49 to 51 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to current year presentation.

Supplemental Data for Results of Operations
For The Years Ended December 31,
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation			Financial Products			Consolidating Adjustments
(Millions of dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023		2022		2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$63,869	$56,574	$48,188	$63,869	$56,574	$48,188	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	3,191	2,853	2,783	—	—	—	3,927	3,376	3,172	(736)	1	(523)	1	(389)	1
Total sales and revenues	67,060	59,427	50,971	63,869	56,574	48,188	3,927	3,376	3,172	(736)		(523)		(389)

Operating costs:
Cost of goods sold	42,767	41,350	35,513	42,776	41,356	35,521	—	—	—	(9)	2	(6)	2	(8)	2
Selling, general and administrative expenses	6,371	5,651	5,365	5,696	4,999	4,724	704	672	654	(29)	2	(20)	2	(13)	2
Research and development expenses	2,108	1,814	1,686	2,108	1,814	1,686	—	—	—	—		—		—
Interest expense of Financial Products	1,030	565	455	—	—	—	1,032	565	455	(2)	2	—		—
Goodwill impairment charge	—	925	—	—	925	—	—	—	—	—		—		—
Other operating (income) expenses	1,818	1,218	1,074	630	47	(106)	1,268	1,249	1,247	(80)	2	(78)	2	(67)	2
Total operating costs	54,094	51,523	44,093	51,210	49,141	41,825	3,004	2,486	2,356	(120)		(104)		(88)
Operating profit	12,966	7,904	6,878	12,659	7,433	6,363	923	890	816	(616)		(419)		(301)
Interest expense excluding Financial Products	511	443	488	511	444	488	—	—	—	—		(1)	3	—
Other income (expense)	595	1,291	1,814	340	1,374	2,276	(16)	(26)	87	271	4	(57)	4	(549)	4

Consolidated profit before taxes	13,050	8,752	8,204	12,488	8,363	8,151	907	864	903	(345)		(475)		(850)
Provision (benefit) for income taxes	2,781	2,067	1,742	2,560	1,858	1,517	221	209	225	—		—		—
Profit of consolidated companies	10,269	6,685	6,462	9,928	6,505	6,634	686	655	678	(345)		(475)		(850)
Equity in profit (loss) of unconsolidated affiliated companies	63	19	31	67	26	42	—	—	—	(4)	5	(7)	5	(11)	5

Profit of consolidated and affiliated companies	10,332	6,704	6,493	9,995	6,531	6,676	686	655	678	(349)		(482)		(861)

Less: Profit (loss) attributable to noncontrolling interests	(3)	(1)	4	(4)	(1)	3	5	7	12	(4)	6	(7)	6	(11)	6

Profit [7]	$10,335	$6,705	$6,489	$9,999	$6,532	$6,673	$681	$648	$666	$(345)		$(475)		$(850)

1Elimination of Financial Products' revenues earned from ME&T.
2Elimination of net expenses recorded between ME&T and Financial Products.
3Elimination of interest expense recorded between Financial Products and ME&T.
4Elimination of discount recorded by ME&T on receivables sold to Financial Products and of interest earned between ME&T and Financial Products as well as dividends paid by Financial Products to ME&T.
5Elimination of equity profit (loss) earned from Financial Products’ subsidiaries partially owned by ME&T subsidiaries.
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Supplemental Data for Financial Position
At December 31,			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2023	2022	2023	2022	2023	2022	2023		2022
Assets
Current assets:
Cash and cash equivalents	$6,978	$7,004	$6,106	$6,042	$872	$962	$—		$—
Receivables - trade and other	9,310	8,856	3,971	3,710	570	519	4,769	1,2	4,627	1,2
Receivables - finance	9,510	9,013	—	—	14,499	13,902	(4,989)	2	(4,889)	2
Prepaid expenses and other current assets	4,586	2,642	4,327	2,488	341	290	(82)	3	(136)	3
Inventories	16,565	16,270	16,565	16,270	—	—	—		—
Total current assets	46,949	43,785	30,969	28,510	16,282	15,673	(302)		(398)

Property, plant and equipment - net	12,680	12,028	8,694	8,186	3,986	3,842	—		—
Long-term receivables - trade and other	1,238	1,265	565	418	85	339	588	1,2	508	1,2
Long-term receivables - finance	12,664	12,013	—	—	13,299	12,552	(635)	2	(539)	2
Noncurrent deferred and refundable income taxes	2,816	2,213	3,360	2,755	148	115	(692)	4	(657)	4
Intangible assets	564	758	564	758	—	—	—		—
Goodwill	5,308	5,288	5,308	5,288	—	—	—		—
Other assets	5,257	4,593	4,218	3,882	2,082	1,892	(1,043)	5	(1,181)	5
Total assets	$87,476	$81,943	$53,678	$49,797	$35,882	$34,413	$(2,084)		$(2,267)

Liabilities
Current liabilities:
Short-term borrowings	$4,643	$5,957	$—	$3	$4,643	$5,954	$—		$—
Accounts payable	7,906	8,689	7,827	8,657	314	294	(235)	6,7	(262)	6
Accrued expenses	4,958	4,080	4,361	3,687	597	393	—		—
Accrued wages, salaries and employee benefits	2,757	2,313	2,696	2,264	61	49	—		—
Customer advances	1,929	1,860	1,912	1,860	2	—	15	7	—
Dividends payable	649	620	649	620	—	—	—		—
Other current liabilities	3,123	2,690	2,583	2,215	647	635	(107)	4,8	(160)	4,8
Long-term debt due within one year	8,763	5,322	1,044	120	7,719	5,202	—		—
Total current liabilities	34,728	31,531	21,072	19,426	13,983	12,527	(327)		(422)

Long-term debt due after one year	24,472	25,714	8,626	9,529	15,893	16,216	(47)	9	(31)	9
Liability for postemployment benefits	4,098	4,203	4,098	4,203	—	—	—		—
Other liabilities	4,675	4,604	3,806	3,677	1,607	1,638	(738)	4	(711)	4
Total liabilities	67,973	66,052	37,602	36,835	31,483	30,381	(1,112)		(1,164)
Commitments and contingencies
Shareholders’ equity
Common stock	6,403	6,560	6,403	6,560	905	905	(905)	10	(905)	10
Treasury stock	(36,339)	(31,748)	(36,339)	(31,748)	—	—	—		—
Profit employed in the business	51,250	43,514	46,783	39,435	4,457	4,068	10	10	11	10
Accumulated other comprehensive income (loss)	(1,820)	(2,457)	(783)	(1,310)	(1,037)	(1,147)	—		—
Noncontrolling interests	9	22	12	25	74	206	(77)	10	(209)	10
Total shareholders’ equity	19,503	15,891	16,076	12,962	4,399	4,032	(972)		(1,103)
Total liabilities and shareholders’ equity	$87,476	$81,943	$53,678	$49,797	$35,882	$34,413	$(2,084)		$(2,267)

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
7Reclassification of Financial Products' payables to accrued expenses or customer advances.
8Elimination of prepaid insurance in Financial Products’ other liabilities.
9Elimination of debt between ME&T and Financial Products.
10Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31,			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2023	2022	2023	2022	2023	2022	2023		2022
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$10,332	$6,704	$9,995	$6,531	$686	$655	$(349)	[1,5]	$(482)	[1,5]
Adjustments for non-cash items:
Depreciation and amortization	2,144	2,219	1,361	1,439	783	780	—		—
Actuarial (gain) loss on pension and postretirement benefits	(97)	(606)	(97)	(606)	—	—	—		—
Provision (benefit) for deferred income taxes	(592)	(377)	(576)	(368)	(16)	(9)	—		—
Loss on divestiture	572	—	572	—	—	—	—		—
Goodwill impairment charge	—	925	—	925	—	—	—		—
Other	375	701	444	452	(577)	(205)	508	[2]	454	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(437)	(220)	(367)	(390)	61	143	(131)	[2,3]	27	[2,3]
Inventories	(364)	(2,589)	(360)	(2,572)	—	—	(4)	[2]	(17)	[2]
Accounts payable	(754)	798	(836)	811	41	82	41	[2]	(95)	[2]
Accrued expenses	796	317	690	274	106	43	—		—
Accrued wages, salaries and employee benefits	486	90	474	97	12	(7)	—		—
Customer advances	80	768	78	769	2	(1)	—		—
Other assets—net	(95)	(210)	94	(183)	(110)	(35)	(79)	[2]	8	[2]
Other liabilities—net	439	(754)	216	(821)	118	71	105	[2]	(4)	[2]
Net cash provided by (used for) operating activities	12,885	7,766	11,688	6,358	1,106	1,517	91		(109)

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(1,597)	(1,296)	(1,624)	(1,279)	(22)	(20)	49	[2]	3	[2]
Expenditures for equipment leased to others	(1,495)	(1,303)	(39)	(19)	(1,466)	(1,310)	10	[2]	26	[2]
Proceeds from disposals of leased assets and property, plant and equipment	781	830	55	78	781	764	(55)	[2]	(12)	[2]
Additions to finance receivables	(15,161)	(13,239)	—	—	(17,321)	(14,223)	2,160	[3]	984	[3]
Collections of finance receivables	14,034	13,177	—	—	15,634	14,052	(1,600)	[3]	(875)	[3]
Net intercompany purchased receivables	—	—	—	—	1,080	492	(1,080)	[3]	(492)	[3]
Proceeds from sale of finance receivables	63	57	—	—	63	57	—		—
Net intercompany borrowings	—	—	—	—	10	9	(10)	[4]	(9)	[4]
Investments and acquisitions (net of cash acquired)	(75)	(88)	(75)	(88)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	(4)	1	(4)	1	—	—	—		—
Proceeds from maturities and sale of securities	1,891	2,383	1,642	1,948	249	435	—		—
Investments in securities	(4,405)	(3,077)	(3,982)	(2,549)	(423)	(528)	—		—
Other—net	97	14	106	98	(9)	(84)	—		—
Net cash provided by (used for) investing activities	(5,871)	(2,541)	(3,921)	(1,810)	(1,424)	(356)	(526)		(375)

Cash flow from financing activities:
Dividends paid	(2,563)	(2,440)	(2,563)	(2,440)	(425)	(475)	425	[5]	475	[5]
Common stock issued, including treasury shares reissued	12	51	12	51	—	—	—		—
Common shares repurchased	(4,975)	(4,230)	(4,975)	(4,230)	—	—	—		—
Net intercompany borrowings	—	—	(10)	(9)	—	—	10	[4]	9	[4]
Proceeds from debt issued (original maturities greater than three months)	8,257	6,674	—	—	8,257	6,674	—		—
Payments on debt (original maturities greater than three months)	(6,318)	(7,728)	(106)	(25)	(6,212)	(7,703)	—		—
Short-term borrowings - net (original maturities three months or less)	(1,345)	402	(3)	(138)	(1,342)	540	—		—
Other—net	—	(10)	—	(10)	—	—	—		—
Net cash provided by (used for) financing activities	(6,932)	(7,281)	(7,645)	(6,801)	278	(964)	435		484
Effect of exchange rate changes on cash	(110)	(194)	(60)	(131)	(50)	(63)	—		—
Increase (decrease) in cash, cash equivalents and restricted cash	(28)	(2,250)	62	(2,384)	(90)	134	—		—
Cash, cash equivalents and restricted cash at beginning of period	7,013	9,263	6,049	8,433	964	830	—		—
Cash, cash equivalents and restricted cash at end of period	$6,985	$7,013	$6,111	$6,049	$874	$964	$—		$—

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2023, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 54-55.

/s/ D. James Umpleby III
D. James Umpleby III
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of results of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flow for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Warranty Liability

As described in Notes 2 and 21 to the consolidated financial statements, the Company’s product warranty liability as of December 31, 2023 was $1,894 million. At the time the Company recognizes a sale, management records estimated future warranty costs. Management determines the product warranty liability by applying historical claim rate experience to the current field population and dealer inventory. Generally, management bases historical claim rates on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America). Management develops specific rates for each product shipment month and updates them monthly based on actual warranty claim experience.

The principal considerations for our determination that performing procedures relating to the product warranty liability is a critical audit matter are (i) the significant judgment by management when developing the estimate of the product warranty liability, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to historical claim rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the product warranty liability. These procedures also included, among others (i) testing the completeness and accuracy of underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by performing one or a combination of procedures, including (a) developing an independent actuarial estimate of the product warranty liability, and comparing the independent estimate to management’s actuarial determined liability; and (b) evaluating the appropriateness of management’s actuarial methodologies and the reasonableness of management’s significant assumption related to historical claim rates.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 16, 2024
We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31,
(Dollars in millions except per share data)
	2023	2022	2021
Sales and revenues:
Sales of Machinery, Energy & Transportation	$63,869	$56,574	$48,188
Revenues of Financial Products	3,191	2,853	2,783
Total sales and revenues	67,060	59,427	50,971

Operating costs:
Cost of goods sold	42,767	41,350	35,513
Selling, general and administrative expenses	6,371	5,651	5,365
Research and development expenses	2,108	1,814	1,686
Interest expense of Financial Products	1,030	565	455
Goodwill impairment charge	—	925	—
Other operating (income) expenses	1,818	1,218	1,074
Total operating costs	54,094	51,523	44,093

Operating profit	12,966	7,904	6,878

Interest expense excluding Financial Products	511	443	488
Other income (expense)	595	1,291	1,814

Consolidated profit before taxes	13,050	8,752	8,204

Provision (benefit) for income taxes	2,781	2,067	1,742
Profit of consolidated companies	10,269	6,685	6,462

Equity in profit (loss) of unconsolidated affiliated companies	63	19	31

Profit of consolidated and affiliated companies	10,332	6,704	6,493

Less: Profit (loss) attributable to noncontrolling interests	(3)	(1)	4

Profit [1]	$10,335	$6,705	$6,489

Profit per common share	$20.24	$12.72	$11.93
Profit per common share — diluted [2]	$20.12	$12.64	$11.83

Weighted-average common shares outstanding (millions)
- Basic	510.6	526.9	544.0
- Diluted [2]	513.6	530.4	548.5

1    Profit attributable to common shareholders.
2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31,
(Millions of dollars)
	2023	2022	2021

Profit (loss) of consolidated and affiliated companies	$10,332	$6,704	$6,493
Other comprehensive income (loss), net of tax (Note 17):
Foreign currency translation:	546	(820)	(598)
Pension and other postretirement benefits:	(10)	23	(30)
Derivative financial instruments:	39	31	(3)
Available-for-sale securities:	62	(138)	(34)

Total other comprehensive income (loss), net of tax	637	(904)	(665)
Comprehensive income (loss)	10,969	5,800	5,828
Less: comprehensive income (loss) attributable to the noncontrolling interests	(3)	(1)	4
Comprehensive income (loss) attributable to shareholders	$10,972	$5,801	$5,824

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31,
(Dollars in millions)
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,978	$7,004
Receivables – trade and other	9,310	8,856
Receivables – finance	9,510	9,013
Prepaid expenses and other current assets	4,586	2,642
Inventories	16,565	16,270
Total current assets	46,949	43,785

Property, plant and equipment – net	12,680	12,028
Long-term receivables – trade and other	1,238	1,265
Long-term receivables – finance	12,664	12,013
Noncurrent deferred and refundable income taxes	2,816	2,213
Intangible assets	564	758
Goodwill	5,308	5,288
Other assets	5,257	4,593
Total assets	$87,476	$81,943

Liabilities
Current liabilities:
Short-term borrowings:
Machinery, Energy & Transportation	$—	$3
Financial Products	4,643	5,954
Accounts payable	7,906	8,689
Accrued expenses	4,958	4,080
Accrued wages, salaries and employee benefits	2,757	2,313
Customer advances	1,929	1,860
Dividends payable	649	620
Other current liabilities	3,123	2,690
Long-term debt due within one year:
Machinery, Energy & Transportation	1,044	120
Financial Products	7,719	5,202
Total current liabilities	34,728	31,531
Long-term debt due after one year:
Machinery, Energy & Transportation	8,579	9,498
Financial Products	15,893	16,216
Liability for postemployment benefits	4,098	4,203
Other liabilities	4,675	4,604
Total liabilities	67,973	66,052
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2023 and 2022 – 814,894,624 shares) at paid-in amount	6,403	6,560
Treasury stock: (2023 - 315,517,355 shares; and 2022 - 298,549,134 shares) at cost	(36,339)	(31,748)
Profit employed in the business	51,250	43,514
Accumulated other comprehensive income (loss)	(1,820)	(2,457)
Noncontrolling interests	9	22
Total shareholders’ equity	19,503	15,891
Total liabilities and shareholders’ equity	$87,476	$81,943

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2020	$6,230	$(25,178)	$35,167	$(888)	$47	$15,378
Profit (loss) of consolidated and affiliated companies	—	—	6,489	—	4	6,493
Foreign currency translation, net of tax	—	—	—	(598)	—	(598)
Pension and other postretirement benefits, net of tax	—	—	—	(30)	—	(30)
Derivative financial instruments, net of tax	—	—	—	(3)	—	(3)
Available-for-sale securities, net of tax	—	—	—	(34)	—	(34)
Change in ownership from noncontrolling interests	—	—	—	—	(14)	(14)
Dividends declared	—	—	(2,374)	—	—	(2,374)
Distribution to noncontrolling interests	—	—	—	—	(4)	(4)
Common shares issued from treasury stock for stock-based compensation: 3,571,503	(68)	203	—	—	—	135
Stock-based compensation expense	200	—	—	—	—	200
Common shares repurchased: 12,987,299	—	(2,668)	—	—	—	(2,668)
Other	36	—	—	—	(1)	35
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit (loss) of consolidated and affiliated companies	—	—	6,705	—	(1)	6,704
Foreign currency translation, net of tax	—	—	—	(820)	—	(820)
Pension and other postretirement benefits, net of tax	—	—	—	23	—	23
Derivative financial instruments, net of tax	—	—	—	31	—	31
Available-for-sale securities, net of tax	—	—	—	(138)	—	(138)
Change in ownership from noncontrolling interests	—	—	—	—	—	—
Dividends declared	—	—	(2,473)	—	—	(2,473)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 2,340,887	(74)	125	—	—	—	51
Stock-based compensation expense	193	—	—	—	—	193
Common shares repurchased: 21,882,818	—	(4,230)	—	—	—	(4,230)
Other	43	—	—	—	1	44
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit (loss) of consolidated and affiliated companies	—	—	10,335	—	(3)	10,332
Foreign currency translation, net of tax	—	—	—	546	—	546
Pension and other postretirement benefits, net of tax	—	—	—	(10)	—	(10)
Derivative financial instruments, net of tax	—	—	—	39	—	39
Available-for-sale securities, net of tax	—	—	—	62	—	62
Change in ownership from noncontrolling interests	—	—	—	—	(7)	(7)
Dividends declared [1]	—	—	(2,599)	—	—	(2,599)
Common shares issued from treasury stock for stock-based compensation: 2,497,799	(112)	124	—	—	—	12
Stock-based compensation expense	208	—	—	—	—	208
Common shares repurchased: 19,466,020 [2]	—	(4,675)	—	—	—	(4,675)
Outstanding authorized accelerated share repurchase	(300)	—	—	—	—	(300)
Other	47	(40)	—	—	(3)	4
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503

1Dividends per share of common stock of $5.10, $4.71 and $4.36 were declared in the years ended December 31, 2023, 2022 and 2021, respectively.
2See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31,
(Millions of dollars)
	2023	2022	2021
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$10,332	$6,704	$6,493
Adjustments for non-cash items:
Depreciation and amortization	2,144	2,219	2,352
Actuarial (gain) loss on pension and postretirement benefits	(97)	(606)	(833)
Provision (benefit) for deferred income taxes	(592)	(377)	(383)
Loss on divestiture	572	—	—
Goodwill impairment charge	—	925	—
Other	375	701	216
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(437)	(220)	(1,259)
Inventories	(364)	(2,589)	(2,586)
Accounts payable	(754)	798	2,041
Accrued expenses	796	317	196
Accrued wages, salaries and employee benefits	486	90	1,107
Customer advances	80	768	34
Other assets – net	(95)	(210)	(97)
Other liabilities – net	439	(754)	(83)
Net cash provided by (used for) operating activities	12,885	7,766	7,198

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,597)	(1,296)	(1,093)
Expenditures for equipment leased to others	(1,495)	(1,303)	(1,379)
Proceeds from disposals of leased assets and property, plant and equipment	781	830	1,265
Additions to finance receivables	(15,161)	(13,239)	(13,002)
Collections of finance receivables	14,034	13,177	12,430
Proceeds from sale of finance receivables	63	57	51
Investments and acquisitions (net of cash acquired)	(75)	(88)	(490)
Proceeds from sale of businesses and investments (net of cash sold)	(4)	1	36
Proceeds from maturities and sale of securities	1,891	2,383	785
Investments in securities	(4,405)	(3,077)	(1,766)
Other – net	97	14	79
Net cash provided by (used for) investing activities	(5,871)	(2,541)	(3,084)

Cash flow from financing activities:
Dividends paid	(2,563)	(2,440)	(2,332)
Common stock issued, including treasury shares reissued	12	51	135
Common shares repurchased	(4,975)	(4,230)	(2,668)
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	—	—	494
- Financial Products	8,257	6,674	6,495
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(106)	(25)	(1,919)
- Financial Products	(6,212)	(7,703)	(7,877)
Short-term borrowings – net (original maturities three months or less)	(1,345)	402	3,488
Other – net	—	(10)	(4)
Net cash provided by (used for) financing activities	(6,932)	(7,281)	(4,188)
Effect of exchange rate changes on cash	(110)	(194)	(29)
Increase (decrease) in cash, cash equivalents and restricted cash	(28)	(2,250)	(103)
Cash, cash equivalents and restricted cash at beginning of period	7,013	9,263	9,366
Cash, cash equivalents and restricted cash at end of period	$6,985	$7,013	$9,263

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

We sell our products primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “EMD,” “FG Wilson,” “MWM,” “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines.”

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

We distribute our machines principally through a worldwide organization of dealers (dealer network), 43 located in the United States and 113 located outside the United States, serving 191 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 88 distributors covering 185 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 110 distributors covering 109 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. We sell some products, primarily turbines and locomotives, to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

The Financial Products line of business also conducts operations under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We offer various financing, insurance and risk management products designed to support sales of our products and generate financing income for our company. We conduct a significant portion of Financial Products activity in North America, with additional offices in Latin America, Asia/Pacific, Europe and Africa.

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

We include shipping and handling costs in Cost of goods sold in Statement 1.  Other operating (income) expenses primarily include Cat Financial’s depreciation on equipment leased to others, (gains) losses on divestitures, Insurance Services’ underwriting expenses, employee separation charges, (gains) losses on disposal of long-lived assets and long-lived asset impairment charges.

Prepaid expenses and other current assets in Statement 3 primarily include investments in debt and equity securities, prepaid and refundable income taxes, right of return assets, prepaid insurance, contract assets, assets held for sale, core to be returned for remanufacturing, and restricted cash and other short-term investments.

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

C.     Inventories

We state inventories at the lower of cost or net realizable value. We principally determine cost using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 65 percent of total inventories at both December 31, 2023 and 2022, respectively.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $3,423 million and $3,321 million higher than reported at December 31, 2023 and 2022, respectively.

D.    Depreciation and amortization

We compute depreciation of plant and equipment principally using accelerated methods. We compute depreciation on equipment leased to others, primarily for Financial Products, using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2023, 2022 and 2021, Cat Financial depreciation on equipment leased to others was $713 million, $718 million and $755 million, respectively, which we include in Other operating (income) expenses in Statement 1. In 2023, 2022 and 2021, consolidated depreciation expense was $1,929 million, $1,937 million and $2,050 million, respectively. We compute amortization of purchased finite-lived intangibles principally using the straight-line method, generally not to exceed a period of 20 years.

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

J.    New accounting guidance

A. Adoption of new accounting standards

Supplier finance programs (ASU 2022-04) — In September 2022, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency of supplier finance programs. The new standard requires annual disclosure of the key terms of the program, a description of where in the financial statements amounts outstanding under the program are presented, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The guidance does not affect recognition, measurement, or financial statement presentation of supplier finance programs. The ASU was effective on January 1, 2023, except for the rollforward, which is effective on January 1, 2024. Our adoption of this guidance results in the following disclosures relating to our supplier finance programs and related obligations.

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in Statement 3, were $803 million and $862 million at December 31, 2023 and 2022, respectively.

We consider the applicability and impact of all ASUs. We adopted the following ASUs effective January 1, 2023, none of which had a material impact on our financial statements:

ASU	Description
2021-08	Business combinations
2022-02	Financial instruments - Credit losses
2022-06	Reference rate reform

B. Accounting standards issued but not yet adopted

Segment reporting (ASU 2023-07) — In November 2023, the FASB issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The guidance is effective January 1, 2024, and will be adopted retrospectively. The adoption will result in incremental disclosures related to reportable segments in the 2024 year-end financial statements and interim periods beginning in 2025. We are in the process of evaluating the effect of this new guidance on the related disclosures.

Income tax reporting (ASU 2023-09) — In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This guidance is effective January 1, 2025, with early adoption permitted. This guidance can be applied prospectively or retrospectively. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer's purchase of inventory. See Note 7 for further information. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in Statement 3. Trade receivables from dealers and end users were $7,923 million, $7,551 million and $7,267 million as of December 31, 2023, 2022 and 2021, respectively. Long-term trade receivables from dealers and end users were $589 million, $506 million and $624 million as of December 31, 2023, 2022 and 2021, respectively.

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

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestone for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in Statement 3. Contract assets were $246 million, $247 million and $187 million as of December 31, 2023, 2022 and 2021, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in Statement 3. Contract liabilities were $2,389 million, $2,314 million and $1,557 million as of December 31, 2023, 2022 and 2021, respectively. We reduce the contract liability when we recognize revenue. During 2023, we recognized $1,660 million of revenue that was recorded as a contract liability at the beginning of 2023. During 2022, we recognized $902 million of revenue that was recorded as a contract liability at the beginning of 2022.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2023, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $12.5 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following December 31, 2023. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

B. Revenues of Financial Products

Revenues of Financial Products are generated primarily from finance revenue on finance receivables and rental payments on operating leases. We record finance revenue over the life of the related finance receivables using the interest method, including the accretion of certain direct origination costs that are deferred. Operating lease revenue is recorded on a straight-line basis over the term of the lease.

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

Our long-standing practices and policies specify that the Compensation Committee (the Committee) of the Board of Directors approve all stock-based compensation awards.  The award approval process specifies the grant date, value and terms of the award.  We consistently apply the same terms and conditions to all employee grants, including Officers. The Committee approves all individual Officer grants.  We determine the number of stock-based compensation award units included in an individual’s award based on the methodology approved by the Committee. The exercise price methodology approved by the Committee is the closing price of the Company stock on the date of the grant. In June of 2014, shareholders approved the Caterpillar Inc. 2014 Long-Term Incentive Plan (the 2014 Plan) under which all new stock-based compensation awards were granted. In June of 2023, shareholders approved the Caterpillar Inc. 2023 Long-Term Incentive Plan (the 2023 Plan), which superseded and replaced the 2014 Plan.

Common stock issued from Treasury stock under the plans totaled 2,497,799 for 2023, 2,340,887 for 2022 and 3,571,503 for 2021. The total number of shares authorized for equity awards under the 2023 Plan is 42,500,000. As of December 31, 2023, 43,041,378 shares remained available for issuance, which includes shares returned to the 2023 Plan upon cancellation or shares withheld for taxes incurred in connection with issuance or vesting of grants made under the 2014 Plan.

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

Accounting guidance on share-based payments requires companies to estimate the fair value of options on the date of grant using an option-pricing model.  The fair value of our option grants was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The weighted-average dividend yield was based on historical information.  We determine the expected life from the actual historical employee exercise behavior. The following table provides the assumptions used in determining the fair value of the option awards for the years ended December 31, 2023, 2022 and 2021, respectively.

	Grant Year
	2023	2022	2021
Weighted-average dividend yield	2.6%	2.6%	2.6%
Weighted-average volatility	31.0%	31.7%	32.9%
Range of volatilities	28.5%-35.5%	25.3%-36.8%	29.2%- 45.8%
Range of risk-free interest rates	3.92%-5.03%	1.03%-2%	0.06%-1.41%
Weighted-average expected lives	7 years	8 years	8 years

We credit RSU and PRSU awards with dividend equivalent units on each date that we pay a cash dividend to holders of Common stock. We determine the fair value of the RSU and PRSU awards granted in 2023, 2022 and 2021 as the closing stock price on the date of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options		RSUs		PRSUs
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	6,801,326	$142.85	990,803	$187.88	524,740	$208.39
Granted to officers and key employees	777,275	$253.98	397,650	$252.24	235,637	$251.97
Exercised	(2,404,868)	$120.55	—	$—	—	$—
Vested	—	$—	(529,200)	$173.87	(270,150)	$219.76
Forfeited / expired	(32,370)	$212.67	(29,867)	$222.37	(9,468)	$222.48
Outstanding at December 31, 2023	5,141,363	$169.57	829,386	$226.44	480,759	$223.09
Exercisable at December 31, 2023	3,366,714	$139.91

Stock options outstanding and exercisable as of December 31, 2023:

	Outstanding				Exercisable
Exercise Prices	Shares Outstanding at 12/31/2023	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [1]	Shares Outstanding at 12/31/2023	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value [1]
$74.77-$83.00	629,402	1.66	$79.18	$136	629,402	1.66	$79.18	$136
$95.66-$96.31	462,978	2.92	$95.72	93	462,473	2.92	$95.72	92
$127.60	642,416	6.25	$127.60	108	642,416	6.25	$127.60	108
$138.35-$151.12	756,964	4.78	$144.22	115	756,964	4.78	$144.22	115
$196.70-$219.76	1,885,071	7.78	$208.14	165	875,459	7.60	$212.23	73
$253.98	764,532	9.31	$253.98	32	—	0.00	$—	—
	5,141,363		$169.57	$649	3,366,714		$139.91	$524

1    The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2023, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2023, there were 829,386 outstanding RSUs with a weighted average remaining contractual life of 1.4 years and 480,759 outstanding PRSUs with a weighted-average remaining contractual life of 1.5 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2023	2022	2021
Stock options activity:
Weighted-average fair value per share of stock awards granted	$75.79	$51.69	$56.30
Intrinsic value of stock awards exercised	$356	$217	$374
Fair value of stock awards vested [1]	$53	$56	$59
Cash received from stock awards exercised	$98	$123	$212

RSUs activity:
Weighted-average fair value per share of stock awards granted	$252.24	$196.06	$216.50
Fair value of stock awards vested [2]	$126	$105	$136

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$251.97	$195.17	$215.45
Fair value of stock awards vested [2]	$80	$90	$74

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

Before tax, stock-based compensation expense for 2023, 2022 and 2021 was $208 million, $193 million and $200 million, respectively, with a corresponding income tax benefit of $33 million, $32 million and $23 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2023, 2022 and 2021 did not have a significant impact on our financial statements.

At December 31, 2023, there was $134 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  We expect to recognize the compensation expense over a weighted-average period of approximately 1.7 years.

We currently use shares in Treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2023, 2022 and 2021 were $89 million, $63 million and $102 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of December 31, 2023, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in Statement 3 were as follows:

(Millions of dollars)	Fair Value
	December 31, 2023		December 31, 2022
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$389	$(155)	$462	$(152)
Interest rate contracts	58	(209)	93	(288)
Total	$447	$(364)	$555	$(440)

Undesignated derivatives
Foreign exchange contracts	$55	$(82)	$65	$(47)
Commodity contracts	18	(9)	24	(9)
Total	$73	$(91)	$89	$(56)

[1] Assets are classified in Statement 3 as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified in Statement 3 as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of December 31, 2023 and 2022 were $25.6 billion and $24.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates or commodity prices.

Gains (losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Years ended December 31,
	Fair Value / Undesignated Hedges			Cash Flow Hedges
	Gains (Losses) Recognized in Statement 1[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Foreign exchange contracts	$12	$(57)	$104	$39	$264	$169	$(58)	$329	$227
Interest rate contracts	(135)	(6)	24	9	111	26	55	11	(31)
Commodity contracts	10	51	56	—	—	—	—	—	—
Total	$(113)	$(12)	$184	$48	$375	$195	$(3)	$340	$196

[1] Foreign exchange contract and Commodity contract gains (losses) are included in Other income (expense) in Statement 1. Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products in Statement 1.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense) in Statement 1. Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products in Statement 1.

The following amounts were recorded in Statement 3 related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Years ended December 31,
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2023	2022	2023	2022
Long-term debt due within one year	$982	$—	$(23)	$—
Long-term debt due after one year	4,245	4,173	(156)	(280)
Total	$5,227	$4,173	$(179)	$(280)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of December 31, 2023 and 2022, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$520	$(455)	$644	$(496)
Financial Instruments Not Offset	(202)	202	(233)	233
Net Amount	$318	$(253)	$411	$(263)

5.    Other income (expense)

	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Investment and interest income	$494	$167	$80
Foreign exchange gains (losses) [1]	(96)	104	110
License fee income	146	142	123
Gains (losses) on securities	11	(56)	134
Net periodic pension and OPEB income (cost), excluding service cost	47	868	1,279
Miscellaneous income (loss)	(7)	66	88
Total	$595	$1,291	$1,814

[1] Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

6.    Income taxes

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2023		2022		2021
Taxes at U.S. statutory rate	$2,740	21.0%	$1,838	21.0%	$1,723	21.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	129	1.0%	184	2.1%	224	2.7%
State and local taxes, net of federal [1]	93	0.7%	91	1.0%	21	0.3%
U.S. tax incentives	(170)	(1.3)%	(166)	(1.9)%	(123)	(1.5)%
Nondeductible goodwill	—	—%	159	1.8%	—	—%
Other—net	(11)	(0.1)%	(39)	(0.4)%	(103)	(1.3)%
Provision (benefit) for income taxes	$2,781	21.3%	$2,067	23.6%	$1,742	21.2%

[1] Excludes amount included in nondeductible goodwill line item.

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

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2023	2022	2021
U.S.	$6,463	$2,962	$2,740
Non-U.S.	6,587	5,790	5,464
	$13,050	$8,752	$8,204

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Current tax provision (benefit):
U.S.[1]	$1,627	$1,055	$766
Non-U.S.	1,592	1,255	1,283
State (U.S.)	154	134	76
	3,373	2,444	2,125

Deferred tax provision (benefit):
U.S.[1]	(391)	(404)	(387)
Non-U.S.	(164)	50	54
State (U.S.)	(37)	(23)	(50)
	(592)	(377)	(383)
Total provision (benefit) for income taxes	$2,781	$2,067	$1,742
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $2,949 million, $3,076 million and $1,759 million in 2023, 2022 and 2021, respectively.

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

	December 31,
(Millions of dollars)	2023	2022
Assets:
Noncurrent deferred and refundable income taxes	$2,634	$2,047
Liabilities:
Other liabilities	454	471
Deferred income taxes—net	$2,180	$1,576

The components of deferred tax assets and liabilities were:
	December 31,
(Millions of dollars)	2023	2022
Deferred income tax assets:
Tax carryforwards	$1,389	$1,349
Research expenditures	1,350	949
Postemployment benefits	656	728
Employee compensation and benefits	634	459
Warranty reserves	325	282
Post sale discounts	253	159
Lease obligations	144	144
Inventory valuation	138	147
Allowance for credit losses	109	113
Other—net	197	376
	5,195	4,706

Deferred income tax liabilities:
Capital and intangible assets, including lease basis differences	(1,312)	(1,401)
Undistributed profits, including translation adjustments	(401)	(344)
Other outside basis differences	(267)	(264)
Bond discount	(101)	(107)
	(2,081)	(2,116)
Valuation allowance for deferred tax assets	(934)	(1,014)
Deferred income taxes—net	$2,180	$1,576

At December 31, 2023, deferred tax assets for U.S. state losses and credit carryforwards of $86 million expire on or before 2043 while the remaining $42 million may be carried carryforward indefinitely. Of these U.S. state deferred tax assets, $95 million were reduced by valuation allowances. The deferred tax assets for U.S. federal losses and credit carryforwards of $157 million expire on or before 2034 and were subject to a full valuation allowance. Deferred tax assets for losses and credit carryforwards of non-U.S. entities of $266 million expires on or before 2044 while the remaining $838 million may be carried over indefinitely. Non-U.S. entities that have not demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets, including certain entities in Luxembourg, have recorded valuation allowances of $682 million against tax carryforwards and other deferred tax assets.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2023	2022	2021
Beginning balance	$1,140	$1,886	$1,759

Additions for tax positions related to current year	94	72	141
Additions for tax positions related to prior years	42	91	43
Reductions for tax positions related to prior years	(19)	(66)	(30)
Reductions for settlements [2]	(27)	(840)	(24)
Reductions for expiration of statute of limitations	(7)	(3)	(3)

Ending balance	$1,223	$1,140	$1,886

Amount that, if recognized, would impact the effective tax rate	$997	$874	$1,688

1Foreign currency impacts are included within each line as applicable.
2Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $36 million, $49 million and $54 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total amount of interest and penalties accrued was $135 million and $95 million as of December 31, 2023 and 2022, respectively.

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

7.     Cat Financial Financing Activities

A.Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory and were $1,632 million and $1,102 million, at December 31, 2023 and 2022, respectively. We include these receivables in Receivables—trade and other and Long-term receivables—trade and other in Statement 3.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2023
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2024	$981	$42	$1,023
2025	203	34	237
2026	210	18	228
2027	49	9	58
2028	17	5	22
Thereafter	2	1	3
Total	1,462	109	1,571
Guaranteed residual value [1]	33	21	54
Unguaranteed residual value [1]	2	24	26
Less: Unearned income	(7)	(12)	(19)
Total	$1,490	$142	$1,632

[1] For Wholesale loans, represents residual value on failed sale leasebacks.

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity.

Please refer to Note 18 for fair value information.

B.Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2023
Amounts Due In	Retail Loans	Retail Leases	Total
2024	$7,104	$2,547	$9,651
2025	4,116	1,703	5,819
2026	2,819	1,035	3,854
2027	1,534	491	2,025
2028	703	172	875
Thereafter	168	43	211
Total	16,444	5,991	22,435
Guaranteed residual value [1]	10	395	405
Unguaranteed residual value [1]	1	604	605
Less: Unearned income	(374)	(622)	(996)
Total	$16,081	$6,368	$22,449

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

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of December 31, 2023.

Cat Financial typically maintains a security interest in financed equipment and generally requires physical damage insurance coverage on the financed equipment, both of which provide Cat Financial with certain rights and protections. If Cat Financial's collection efforts fail to bring a defaulted account current, Cat Financial generally can repossess the financed equipment, after satisfying local legal requirements, and sell it within the Caterpillar dealer network or through third-party auctions.

Cat Financial estimates the allowance for credit losses related to its customer finance receivables based on loss forecast models utilizing probabilities of default and the estimated loss given default based on past loss experience adjusted for current conditions and reasonable and supportable forecasts capturing country and industry-specific economic factors.

During the year ended December 31, 2023, Cat Financial's forecasts reflected a continuation of the trend of relatively low unemployment rates and delinquencies within their portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the year ended December 31, 2023.

Classes of finance receivables
Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. Cat Financial's classes, which align with management reporting for credit losses, are as follows:

•North America — Finance receivables originated in the United States and Canada.
•EAME — Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific — Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Mining — Finance receivables related to large mining customers worldwide.
•Latin America — Finance receivables originated in Mexico and Central and South American countries.
•Power — Finance receivables originated worldwide related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). Generally, the amount of the write-off is determined by comparing the fair value of the collateral, less cost to sell, to the amortized cost of the receivable. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2023			December 31, 2022
	Customer	Dealer	Total	Customer	Dealer	Total
Allowance for Credit Losses:
Beginning balance	$277	$65	$342	$251	$82	$333
Write-offs	(115)	—	(115)	(108)	—	(108)
Recoveries	50	—	50	62	—	62
Provision for credit losses[1]	61	(14)	47	75	(17)	58
Other	3	—	3	(3)	—	(3)
Ending balance	$276	$51	$327	$277	$65	$342

Finance Receivables	$20,571	$1,878	$22,449	$19,772	$1,585	$21,357

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Year Ended December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total

North America	$2	$11	$11	$5	$3	$2	$12	$46
EAME	1	5	6	4	1	—	—	17
Asia/Pacific	2	5	8	5	1	—	—	21
Latin America	—	8	5	6	1	10	—	30
Power	—	—	—	—	—	1	—	1
Total	$5	$29	$30	$20	$6	$13	$12	$115

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69

EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51

Asia/Pacific
Current	943	594	293	73	16	4	—	1,923
31-60 days past due	5	6	7	2	—	—	—	20
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13

Mining
Current	1,039	686	381	121	68	27	66	2,388
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2

Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44

Power
Current	152	49	64	75	28	59	162	589
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	8,650	5,372	3,545	1,331	466	233	540	20,137
31-60 days past due	52	56	44	20	8	1	4	185
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total Customer	$8,742	$5,504	$3,649	$1,383	$493	$252	$548	$20,571

(Millions of dollars)	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,915	$3,276	$1,525	$653	$206	$34	$240	$9,849
31-60 days past due	25	26	18	12	4	1	4	90
61-90 days past due	9	15	7	3	1	—	3	38
91+ days past due	11	16	12	6	4	3	4	56

EAME
Current	1,270	953	477	280	155	68	—	3,203
31-60 days past due	10	12	7	1	1	—	—	31
61-90 days past due	8	4	3	1	—	—	—	16
91+ days past due	6	25	16	4	1	1	—	53

Asia/Pacific
Current	1,033	684	313	69	18	2	—	2,119
31-60 days past due	10	12	8	1	1	—	—	32
61-90 days past due	2	5	4	2	—	—	—	13
91+ days past due	2	6	6	4	—	—	—	18

Mining
Current	863	575	220	171	93	108	80	2,110
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Latin America
Current	770	400	150	69	26	20	—	1,435
31-60 days past due	7	8	4	2	—	1	—	22
61-90 days past due	2	5	1	1	—	—	—	9
91+ days past due	2	13	11	2	1	—	—	29

Power
Current	78	85	142	33	18	161	125	642
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	5	—	5

Totals by Aging Category
Current	7,929	5,973	2,827	1,275	516	393	445	19,358
31-60 days past due	52	59	37	16	6	2	4	176
61-90 days past due	21	29	15	7	1	—	3	76
91+ days past due	21	60	45	16	6	10	4	162
Total Customer	$8,023	$6,121	$2,924	$1,314	$529	$405	$456	$19,772

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2023 and 2022, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $44 million and $58 million, respectively, that was 91+ days past due in Latin America, all of which was originated prior to 2018.

Non-accrual finance receivables
In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	December 31, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing	Non-accrual With an Allowance	Non-accrual Without an Allowance	91+ Still Accruing

North America	$52	$—	$20	$52	$4	$11
EAME	34	—	18	43	—	10
Asia/Pacific	8	—	5	11	—	7
Mining	2	—	—	—	1	—
Latin America	48	—	1	45	—	—
Power	8	—	—	5	11	—
Total	$152	$—	$44	$156	$16	$28

There were $44 million and $58 million, respectively, in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status for the year ended December 31, 2023 and 2022, all of which was in Latin America.

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

During the year ended December 31, 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the year ended December 31, 2023, was $47 million, or 0.21 percent of Cat Financial's finance receivable portfolio.

For the year ended December 31, 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 15 months to the terms of modified contracts. For the year ended December 31, 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 7 months.

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of December 31, 2023, all of the finance receivables modified with borrowers experiencing financial difficulty are current except for in EAME where there was $2 million that was 31-60 days past due, $1 million that was 61-90 days past due, and $1 million that was 91+ days past due.

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

8.     Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2023	2022
Raw materials	$6,492	$6,370
Work-in-process	1,411	1,452
Finished goods	8,308	8,138
Supplies	354	310
Total inventories	$16,565	$16,270

9.     Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2023	2022
Land	—	$616	$622
Buildings and land improvements	20-45	7,154	7,016
Machinery, equipment and other	2-10	12,150	12,282
Software	3-7	1,607	1,556
Equipment leased to others	1-7	5,837	5,568
Construction-in-process	—	1,259	1,020
Total property, plant and equipment, at cost		28,623	28,064
Less: Accumulated depreciation		(15,943)	(16,036)
Property, plant and equipment–net		$12,680	$12,028

10.  Intangible assets and goodwill

A.Intangible assets

Intangible assets were comprised of the following:

		December 31, 2023
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount [1]	Accumulated Amortization [1]	Net
Customer relationships	16	$2,232	$(1,814)	$418
Intellectual property	15	484	(380)	104
Other	17	117	(75)	42
Total finite-lived intangible assets	15	$2,833	$(2,269)	$564

		December 31, 2022
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	16	$2,233	$(1,675)	$558
Intellectual property	12	1,473	(1,320)	153
Other	16	132	(85)	47
Total finite-lived intangible assets	14	$3,838	$(3,080)	$758

[1] For the year ended December 31, 2023, $1.0 billion of intangible assets were fully amortized and have been removed.

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Amortization expense related to intangible assets was $218 million, $284 million and $302 million for 2023, 2022 and 2021, respectively.

As of December 31, 2023, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2024	2025	2026	2027	2028	Thereafter
$175	$166	$95	$31	$24	$73

B.Goodwill

There were no goodwill impairments during 2023 or 2021.

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

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 were as follows:

(Millions of dollars)	December 31, 2022	Acquisitions	Impairment Loss	Other Adjustments [1]	December 31, 2023
Construction Industries
Goodwill	$287	$—	$—	$(10)	$277
Impairments	(22)	—	—	—	(22)
Net goodwill	265	—	—	(10)	255
Resource Industries
Goodwill	4,130	—	—	21	4,151
Impairments	(1,175)	—	—	—	(1,175)
Net goodwill	2,955	—	—	21	2,976
Energy & Transportation
Goodwill	2,947	—	—	12	2,959
Impairment	(925)	—	—	—	(925)
Net goodwill	2,022	—	—	12	2,034
All Other [2]
Goodwill	46	—	—	(3)	43
Consolidated total
Goodwill	7,410	—	—	20	7,430
Impairments	(2,122)	—	—	—	(2,122)
Net goodwill	$5,288	$—	$—	$20	$5,308

	December 31, 2021	Acquisitions	Impairment Loss	Other Adjustments [1]	December 31, 2022
Construction Industries
Goodwill	$302	$—	$—	$(15)	$287
Impairments	(22)	—	—	—	(22)
Net goodwill	280	—	—	(15)	265
Resource Industries
Goodwill	4,182	—	—	(52)	4,130
Impairments	(1,175)	—	—	—	(1,175)
Net goodwill	3,007	—	—	(52)	2,955
Energy & Transportation
Goodwill	2,985	25	—	(63)	2,947
Impairment	—	—	(925)	—	(925)
Net goodwill	2,985	25	(925)	(63)	2,022
All Other [2]
Goodwill	52	—	—	(6)	46
Consolidated total
Goodwill	7,521	25	—	(136)	7,410
Impairments	(1,197)	—	(925)	—	(2,122)
Net goodwill	$6,324	$25	$(925)	$(136)	$5,288

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in Statement 3) were as follows:

Available-for-sale debt securities	December 31, 2023			December 31, 2022
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$9	$—	$9
Other U.S. and non-U.S. government bonds	62	(2)	60	60	(5)	55

Corporate debt securities
Corporate bonds and other debt securities	3,031	(36)	2,995	2,561	(95)	2,466
Asset-backed securities	195	(3)	192	187	(5)	182

Mortgage-backed debt securities
U.S. governmental agency	433	(23)	410	364	(31)	333
Residential	3	(1)	2	3	(1)	2
Commercial	137	(9)	128	127	(10)	117
Total available-for-sale debt securities	$3,871	$(74)	$3,797	$3,311	$(147)	$3,164

Available-for-sale debt securities in an unrealized loss position:

	December 31, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$25	$3	$25	$3

Corporate debt securities
Corporate bonds	765	—	1,011	45	1,776	45
Asset-backed securities	9	—	97	3	106	3

Mortgage-backed debt securities
U.S. governmental agency	33	—	287	25	320	25
Residential	—	—	—	—	—	—
Commercial	2	—	121	9	123	9
Total	$809	$—	$1,541	$85	$2,350	$85

	December 31, 2022
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$19	$1	$20	$4	$39	$5

Corporate debt securities
Corporate bonds	1,815	46	357	50	2,172	96
Asset-backed securities	75	2	55	3	130	5

Mortgage-backed debt securities
U.S. governmental agency	229	16	98	15	327	31
Residential	2	—	1	1	3	1
Commercial	63	5	54	5	117	10
Total	$2,203	$70	$585	$78	$2,788	$148

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of December 31, 2023.

The cost basis and fair value of available-for-sale debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2023
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$970	$963
Due after one year through five years	1,996	1,966
Due after five years through ten years	253	249
Due after ten years	79	79
U.S. governmental agency mortgage-backed securities	433	410
Residential mortgage-backed securities	3	2
Commercial mortgage-backed securities	137	128
Total debt securities – available-for-sale	$3,871	$3,797

Sales of available-for-sale debt securities:
	Years Ended December 31,
(Millions of dollars)	2023	2022	2021
Proceeds from the sale of available-for-sale securities	$940	$767	$454
Gross gains from the sale of available-for-sale securities	$—	$—	$4
Gross losses from the sale of available-for-sale securities	$1	$5	$—

In addition, we had $1,900 million of investments in time deposits classified as held-to-maturity debt securities as of December 31, 2023. We did not have any investments classified as held-to-maturity debt securities as of December 31, 2022. All these investments mature within one year and we include them in Prepaid expenses and other current assets in Statement 3. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

For the years ended December 31, 2023 and 2022, the net unrealized gains (losses) for equity securities held at December 31, 2023 and 2022 were $(12) million and $(49) million, respectively.

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

A. Obligations, assets and funded status

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2023	2022	2023	2022	2023	2022
Accumulated benefit obligation, end of year	$13,137	$13,069	$3,151	$2,859
Change in benefit obligation:
Benefit obligation, beginning of year	$13,069	$17,895	$2,956	$4,436	$2,866	$3,736
Service cost [1]	—	—	40	50	67	99
Interest cost	656	401	124	69	144	80
Plan amendments	—	—	—	—	—	(29)
Actuarial loss (gain)	394	(4,231)	169	(1,084)	(115)	(779)
Foreign currency exchange rates	—	—	178	(333)	14	—
Participant contributions	—	—	5	5	43	43
Benefits paid - gross	(982)	(995)	(196)	(179)	(285)	(292)
Less: federal subsidy on benefits paid	—	—	—	—	7	8
Curtailments, settlements and termination benefits	—	(1)	(2)	(8)	—	—
Acquisitions, divestitures and other	—	—	(9)	—	—	—
Benefit obligation, end of year	$13,137	$13,069	$3,265	$2,956	$2,741	$2,866
Change in plan assets:
Fair value of plan assets, beginning of year	$12,456	$17,227	$3,244	$4,552	$102	$130
Actual return on plan assets	1,220	(3,821)	160	(852)	33	(25)
Foreign currency exchange rates	—	—	190	(328)	—	—
Company contributions	44	46	66	54	251	246
Participant contributions	—	—	5	5	43	43
Benefits paid	(982)	(995)	(196)	(179)	(285)	(292)
Settlements and termination benefits	—	(1)	(2)	(8)	—	—
Fair value of plan assets, end of year	$12,738	$12,456	$3,467	$3,244	$144	$102

Over (under) funded status	$(399)	$(613)	$202	$288	$(2,597)	$(2,764)

Amounts recognized in Statement 3:
Other assets (non-current asset)	$354	$256	$563	$615	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(52)	(48)	(20)	(18)	(162)	(224)
Liability for postemployment benefits (non-current liability) [2]	(701)	(821)	(341)	(309)	(2,435)	(2,540)
Net (liability) asset recognized	$(399)	$(613)	$202	$288	$(2,597)	$(2,764)

Amounts recognized in AOCI (pre-tax):
Prior service cost (credit)	$—	$—	$21	$20	$(19)	$(29)

Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.0%	5.4%	3.9%	4.3%	5.1%	5.4%
Rate of compensation increase [1]	—%	—%	2.3%	2.3%	4.0%	4.0%

1 All U.S. pension benefits are frozen, and accordingly there is no longer any service cost and certain assumptions are no longer applicable.
2 The Liability for postemployment benefits reported in Statement 3 includes liabilities for other postemployment benefits and non-qualified deferred compensation plans. For 2023, these liabilities were $56 million and $565 million, respectively. For 2022, these liabilities were $58 million and $475 million, respectively.

For 2023, Actuarial loss (gain) impacting the benefit obligation was primarily due to lower discount rates at the end of 2023 compared to the end of 2022. For 2022, Actuarial loss (gain) impacting the benefit obligation was primarily due to higher discount rates at the end of 2022 compared to the end of 2021.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(Millions of dollars)	2023	2022	2023	2022
Pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$10,557	$10,413	$623	$606
Fair value of plan assets	$9,805	$9,544	$262	$280

Pension plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$10,557	$10,413	$534	$482
Fair value of plan assets	$9,805	$9,544	$224	$202

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

B. Net periodic benefit cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Service cost [1]	$—	$—	$—	$40	$50	$57	$67	$99	$100
Interest cost	656	401	330	124	69	53	144	80	64
Expected return on plan assets	(689)	(669)	(718)	(163)	(130)	(128)	(11)	(12)	(6)
Curtailments, settlements and termination benefits	—	—	—	1	1	(1)	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—	(12)	(6)	(40)
Actuarial loss (gain) [2]	(138)	259	(487)	172	(132)	(115)	(131)	(733)	(231)
Net Periodic benefit cost (benefit) [3]	$(171)	$(9)	$(875)	$174	$(142)	$(134)	$57	$(572)	$(113)

Amounts recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$1	$(3)	$—	$(2)	$(30)	$—
Amortization of prior service (cost) credit	—	—	—	—	—	—	12	6	40
Total recognized in other comprehensive income	—	—	—	1	(3)	—	10	(24)	40
Total recognized in net periodic cost and other comprehensive income	$(171)	$(9)	$(875)	$175	$(145)	$(134)	$67	$(596)	$(73)

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	3.8%	1.7%	1.4%	5.4%	2.8%	2.5%
Discount rate used to measure interest cost	5.2%	2.3%	1.8%	4.2%	1.7%	1.2%	5.3%	2.2%	1.6%
Expected rate of return on plan assets	5.8%	4.0%	4.2%	5.2%	3.1%	2.9%	7.4%	6.9%	6.5%
Rate of compensation increase [1]	—%	—%	—%	2.3%	2.0%	2.0%	4.0%	4.0%	4.0%
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

Our expected long-term rate of return on U.S. plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the fair value of plan asset allocations as of December 31. We use a similar process to determine this rate for our non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 6.5 percent in our calculation of 2023 benefit expense.  We expect a weighted-average increase of 6.2 percent during 2024.  The 2024 rates are assumed to decrease gradually to the ultimate health care trend rate of 4.7 percent in 2030.

 C. Expected contributions and Benefit payments

The following table presents information about expected contributions and benefit payments for pension and other postretirement benefit plans:

(Millions of dollars)	2024
Expected employer contributions:
U.S. Pension Benefits	$52
Non-U.S. Pension Benefits	$60
Other Postretirement Benefits	$161

Expected benefit payments:	2024	2025	2026	2027	2028	2029- 2033	Total
U.S. Pension Benefits	$1,010	$1,000	$995	$990	$985	$4,750	$9,730
Non-U.S. Pension Benefits	$185	$185	$195	$200	$210	$1,095	$2,070
Other Postretirement Benefits	$245	$245	$240	$240	$240	$1,150	$2,360

Expected Medicare Part D subsidy:	$6	$6	$5	$5	$5	$20	$47

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

D. Plan assets

In general, our strategy for both the U.S. and non-U.S. pensions includes ongoing alignment of our investments to our liabilities, while reducing risk in our portfolio. The current U.S. pension target asset allocation is 85 percent fixed income and 15 percent equities. We will revise this target allocation periodically to ensure it reflects our overall objectives. The non-U.S. pension weighted-average target allocations are 59 percent fixed income, 19 percent insurance contracts, 12 percent equities, 6 percent real estate, and 4 percent other.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  We primarily invest the non-U.S. plan assets in non-U.S. securities.

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
•Insurance contracts are valued on an insurer pricing basis updated for changes in insurance market pricing, market rates, and inflation.
•Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,107	$10	$24	$81	$1,222
Non-U.S. equities	910	—	3	—	913

Fixed income securities:
U.S. corporate bonds	—	5,706	33	33	5,772
Non-U.S. corporate bonds	—	1,228	—	—	1,228
U.S. government bonds	—	2,988	—	—	2,988
U.S. governmental agency mortgage-backed securities	—	84	—	—	84
Non-U.S. government bonds	—	100	—	—	100

Real estate	—	—	3	—	3

Cash, short-term instruments and other	99	33	—	296	428
Total U.S. pension assets	$2,116	$10,149	$63	$410	$12,738

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,098	$20	$26	$99	$1,243
Non-U.S. equities	948	—	2	—	950

Fixed income securities:
U.S. corporate bonds	—	5,460	40	37	5,537
Non-U.S. corporate bonds	—	1,244	—	—	1,244
U.S. government bonds	—	2,904	—	—	2,904
U.S. governmental agency mortgage-backed securities	—	19	—	—	19
Non-U.S. government bonds	—	118	—	—	118

Real estate	—	—	8	—	8

Cash, short-term instruments and other	108	14	2	309	433
Total U.S. pension assets	$2,154	$9,779	$78	$445	$12,456

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$73	$—	$—	$—	$73
Non-U.S. equities	228	33	—	21	282
Global equities [1]	28	—	—	20	48

Fixed income securities:
U.S. corporate bonds	—	91	—	—	91
Non-U.S. corporate bonds	—	466	—	—	466
U.S. government bonds	—	63	—	—	63
Non-U.S. government bonds	—	998	—	—	998
Global fixed income [1]	—	91	—	216	307

Real estate	—	210	—	9	219

Insurance contracts	—	—	675	—	675

Cash, short-term instruments and other [2]	54	191	—	—	245
Total non-U.S. pension assets	$383	$2,143	$675	$266	$3,467

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$61	$—	$—	$—	$61
Non-U.S. equities	208	28	—	21	257
Global equities [1]	26	10	—	17	53

Fixed income securities:
U.S. corporate bonds	—	186	—	—	186
Non-U.S. corporate bonds	—	631	—	—	631
U.S. government bonds	—	66	—	—	66
Non-U.S. government bonds	—	1,273	—	—	1,273
Global fixed income [1]	—	82	—	248	330

Real estate	—	198	—	—	198

Cash, short-term instruments and other [2]	72	117	—	—	189
Total non-U.S. pension assets	$367	$2,591	$—	$286	$3,244

[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$65	$—	$—	$5	$70
Non-U.S. equities	23	—	—	2	25

Fixed income securities:
U.S. corporate bonds	—	—	—	30	30

Cash, short-term instruments and other	1	—	—	18	19
Total other postretirement benefit assets	$89	$—	$—	$55	$144

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$41	$—	$—	$2	$43
Non-U.S. equities	16	—	—	3	19

Cash, short-term instruments and other	3	—	—	37	40
Total other postretirement benefit assets	$60	$—	$—	$42	$102

The activity attributable to U.S. pension assets measured at fair value using Level 3 inputs for the years ended December 31, 2023 and 2022 was insignificant. During 2023, activity in our non-U.S. pension Level 3 assets involved insurance contracts, including purchases of $633 million, settlements of $9 million and unrealized gains of $51 million. We valued these instruments using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

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

These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2023 and 2022, the ESOP held 11.3 million and 12.0 million shares, respectively. We allocate all of the shares held by the ESOP to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2023	2022	2021
U.S. plans	$567	$392	$440
Non-U.S. plans	114	114	114
	$681	$506	$554

For our U.S. plans, changes in annual defined contribution costs are primarily due to fair value adjustments related to our non-qualified deferred compensation plans.

13.Short-term borrowings

	December 31,
(Millions of dollars)	2023	2022
Machinery, Energy & Transportation:
Notes payable to banks	$—	$3
	—	3
Financial Products:
Notes payable to banks	330	234
Commercial paper	4,069	5,455
Demand notes	244	265
	4,643	5,954
Total short-term borrowings	$4,643	$5,957

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2023	2022
Notes payable to banks	10.0%	11.3%
Commercial paper	5.2%	4.2%
Demand notes	5.2%	3.4%

Please refer to Note 18 for fair value information on short-term borrowings.

14. Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2023	2022
Machinery, Energy & Transportation:
Notes—$759 million of 5.200% due 2041 [2]	5.27%	$752	$752
Debentures—$1,000 million of 3.400% due 2024	3.46%	—	999
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	193	192
Debentures—$500 million of 2.600% due 2029 [2]	2.67%	498	498
Debentures—$800 million of 2.600% due 2030 [2]	2.72%	795	794
Debentures—$500 million of 1.900% due 2031 [2]	2.04%	496	495
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	241	240
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	233	229
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	456	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	158
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,355	1,336
Debentures—$500 million of 4.300% due 2044	4.39%	494	493
Debentures—$1,000 million of 3.250% due 2049 [2]	3.34%	984	983
Debentures—$1,200 million of 3.250% due 2050 [2]	3.32%	1,186	1,186
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	241
Finance lease obligations & other [3]		(61)	(112)
Total Machinery, Energy & Transportation		8,579	9,498
Financial Products:
Medium-term notes		15,581	15,940
Other		312	276
Total Financial Products		15,893	16,216
Total long-term debt due after one year		$24,472	$25,714

1    Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.
2    Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.
3    Includes $(133) million and $(168) million of mark-to-market adjustments related to fair value interest rate swap contracts as of December 31, 2023 and 2022, respectively.

All outstanding notes and debentures are unsecured and rank equally with one another.

Cat Financial’s medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 3.5% with remaining maturities up to 5 years at December 31, 2023.

The aggregate amounts of maturities of long-term debt during each of the years 2024 through 2028, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2024	2025	2026	2027	2028
Machinery, Energy & Transportation	$1,044	$19	$15	$13	$199
Financial Products	7,719	7,811	5,634	2,479	14
	$8,763	$7,830	$5,649	$2,492	$213

Medium-term notes of $500 million maturing in the first quarter of 2024 were excluded from the current maturities of long-term debt in Statement 3 as of December 31, 2023 due to a $500 million issuance of medium-term notes on January 8, 2024 which mature in 2027. The preceding maturity table reflects the reclassification of $500 million from maturities in 2024 to 2027.

Interest paid on short-term and long-term borrowings for 2023, 2022 and 2021 was $1,711 million, $959 million and $920 million, respectively.

Please refer to Note 18 for fair value information on long-term debt.

15.Credit commitments

	December 31, 2023
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,164	625	3,539
Total credit lines available	14,664	3,375	11,289
Less: Commercial paper outstanding	(4,069)	—	(4,069)
Less: Utilized credit	(853)	—	(853)
Available credit	$9,742	$3,375	$6,367

We have three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2023 was $2.75 billion. Information on our Credit Facility is as follows:

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
Other consolidated credit lines with banks as of December 31, 2023 totaled $4.16 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

At December 31, 2023, Caterpillar’s consolidated net worth was $19.55 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within AOCI.

At December 31, 2023, Cat Financial’s covenant interest coverage ratio was 1.73 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2023, Cat Financial’s six-month covenant leverage ratio was 6.88 to 1 and year-end covenant leverage ratio was 6.95 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2023, there were no borrowings under the Credit Facility.

16.Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2023	2022	2021
Profit for the period (A) [1]	$10,335	$6,705	$6,489
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	510.6	526.9	544.0
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.0	3.5	4.5
Average common shares outstanding for fully diluted computation (C) [2]	513.6	530.4	548.5
Profit per share of common stock:
Assuming no dilution (A/B)	$20.24	$12.72	$11.93
Assuming full dilution (A/C) [2]	$20.12	$12.64	$11.83
Shares outstanding as of December 31 (in millions)	499.4	516.3	535.9
1Profit attributable to common shareholders.
2Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the years ended December 31, 2023, 2022 and 2021, we excluded 0.8 million, 2.0 million and 1.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving $70 million unutilized under the 2018 Authorization. As of December 31, 2023, approximately $7.8 billion remained available under the 2022 Authorization.

During 2023, 2022 and 2021, we repurchased 19.5 million, 21.9 million and 13.0 million shares of Caterpillar common stock, respectively, at an aggregate cost of $4.7 billion, $4.2 billion and $2.7 billion, respectively. We made these purchases through a combination of accelerated stock repurchase agreements with third-party financial institutions and open market transactions.

17.Accumulated other comprehensive income (loss)

We present comprehensive income and its components in Statement 2. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)
	2023	2022	2021
Foreign currency translation
Beginning balance	$(2,328)	$(1,508)	$(910)
Gains (losses) on foreign currency translation	32	(794)	(559)
Less: Tax provision /(benefit)	(21)	26	41
Net gains (losses) on foreign currency translation	53	(820)	(600)
(Gains) losses reclassified to earnings	493	—	2
Less: Tax provision /(benefit)	—	—	—
Net (gains) losses reclassified to earnings	493	—	2
Other comprehensive income (loss), net of tax	546	(820)	(598)
Ending balance	$(1,782)	$(2,328)	$(1,508)

Pension and other postretirement benefits
Beginning balance	$(39)	$(62)	$(32)
Current year prior service credit (cost)	1	33	—
Less: Tax provision /(benefit)	—	5	—
Net current year prior service credit (cost)	1	28	—
Amortization of prior service (credit) cost	(12)	(6)	(40)
Less: Tax provision /(benefit)	(1)	(1)	(10)
Net amortization of prior service (credit) cost	(11)	(5)	(30)
Other comprehensive income (loss), net of tax	(10)	23	(30)
Ending balance	$(49)	$(39)	$(62)

Derivative financial instruments
Beginning balance	$28	$(3)	$—
Gains (losses) deferred	48	375	195
Less: Tax provision /(benefit)	11	86	21
Net gains (losses) deferred	37	289	174
(Gains) losses reclassified to earnings	3	(340)	(196)
Less: Tax provision /(benefit)	1	(82)	(19)
Net (gains) losses reclassified to earnings	2	(258)	(177)
Other comprehensive income (loss), net of tax	39	31	(3)
Ending balance	$67	$28	$(3)

Available-for-sale securities
Beginning balance	$(118)	$20	$54
Gains (losses) deferred	72	(179)	(39)
Less: Tax provision /(benefit)	11	(37)	(8)
Net gains (losses) deferred	61	(142)	(31)
(Gains) losses reclassified to earnings	1	5	(4)
Less: Tax provision /(benefit)	—	1	(1)
Net (gains) losses reclassified to earnings	1	4	(3)
Other comprehensive income (loss), net of tax	62	(138)	(34)
Ending balance	$(56)	$(118)	$20

Total AOCI Ending Balance at December 31,	$(1,820)	$(2,457)	$(1,553)

18.Fair value disclosures

A.Fair value measurements

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•Level 1 — Quoted prices for identical instruments in active markets.

•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

See Note 4 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in Statement 3 as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	60	—	—	60

Corporate debt securities
Corporate bonds and other debt securities	—	2,995	—	—	2,995
Asset-backed securities	—	192	—	—	192

Mortgage-backed debt securities
U.S. governmental agency	—	410	—	—	410
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	10	3,787	—	—	3,797
Equity securities
Large capitalization value	223	—	—	—	223
Smaller company growth	35	—	—	—	35
REIT	—	—	—	180	180
Total equity securities	258	—	—	180	438
Derivative financial instruments - assets
Foreign currency contracts - net	—	207	—	—	207
Commodity contracts - net	—	9	—	—	9
Total assets	$268	$4,003	$—	$180	$4,451

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	—	151	—	—	151
Total liabilities	$—	$151	$—	$—	$151

	December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	55	—	—	55

Corporate debt securities
Corporate bonds and other debt securities	—	2,416	50	—	2,466
Asset-backed securities	—	182	—	—	182

Mortgage-backed debt securities
U.S. governmental agency	—	333	—	—	333
Residential	—	2	—	—	2
Commercial	—	117	—	—	117
Total debt securities	9	3,105	50	—	3,164
Equity securities
Large capitalization value	203	—	—	—	203
Smaller company growth	31	—	—	—	31
REIT	—	—	—	207	207
Total equity securities	234	—	—	207	441
Derivative financial instruments - assets
Foreign currency contracts - net	—	328	—	—	328
Commodity contracts - net	—	15	—	—	15
Total assets	$243	$3,448	$50	$207	$3,948

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$195	$—	$—	$195
Total liabilities	$—	$195	$—	$—	$195

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $55 million and $68 million as of December 31, 2023 and 2022, respectively.

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

Our financial instruments not carried at fair value were as follows:

	2023		2022
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Finance receivables–net (excluding finance leases 1)	$15,386	$15,017	$13,965	$13,377	3	Notes 7 & 19
Wholesale inventory receivables–net (excluding finance leases 1)	1,415	1,368	827	778	3	Notes 7 & 19

Liabilities at December 31,
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	9,623	9,550	9,618	9,240	2	Note 14
Financial Products	23,612	23,299	21,418	20,686	2	Note 14

1Represents finance leases and failed sale leasebacks of $6,953 million and $7,325 million at December 31, 2023 and 2022, respectively.

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

Finance receivables and wholesale inventory receivables primarily represent receivables under installment sales contracts, receivables arising from leasing transactions and notes receivable. We typically maintain a security interest in retail financed equipment and, in some instances, wholesale financed equipment. We also generally require physical damage insurance coverage on financed equipment. No single customer or dealer represented a significant concentration of credit risk.

Short-term and long-term investments are held with high quality institutions and, by policy, the amount of credit exposure to any one institution is limited. Long-term investments, primarily included in Other assets in Statement 3, are comprised primarily of available-for-sale debt securities and equity securities.

For derivative contracts, collateral is generally not required of the counterparties or of our company.  The company generally enters into International Swaps and Derivatives Association (ISDA) master netting agreements within ME&T and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts.  Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment. The master netting agreements reduce the amount of loss the company would incur should the counterparties fail to meet their obligations.  At December 31, 2023 and 2022, the maximum exposure to credit loss was $520 million and $644 million, respectively, before the application of any master netting agreements.

Refer to Note 18 for fair value information.

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

The components of lease costs were as follows:

(Millions of dollars)
	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$189	$187	$214
Short-term lease cost	$62	$59	$46

We recognize operating lease right-of-use assets in Other assets in Statement 3. We recognize the operating lease liabilities in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	December 31, 2023	December 31, 2022
Operating Leases
Other assets	$556	$564
Other current liabilities	$147	$151
Other liabilities	$427	$428

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	3%	2%

Maturities of operating lease liabilities were as follows:

(Millions of dollars)	December 31, 2023
Amounts Due In
2024	$160
2025	125
2026	91
2027	69
2028	48
Thereafter	151
Total lease payments	644
Less: Imputed interest	(70)
Total	$574

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
	Years ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$180	$178	$206
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$148	$123	$238

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
The carrying amount of equipment leased to others, included in Property, plant and equipment - net in Statement 3, under operating leases was as follows:

	December 31,
(Millions of dollars)	2023	2022
Equipment leased to others - at original cost	$5,837	$5,568
Less: Accumulated depreciation	(1,902)	(1,790)
Equipment leased to others - net	$3,935	$3,778

Payments due for operating leases as of December 31, 2023, were as follows:

(Millions of dollars)
2024	2025	2026	2027	2028	Thereafter	Total
$894	$586	$329	$157	$80	$29	$2,075

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on Statement 1, were as follows:

(Millions of dollars)
	Year ended December 31,
	2023	2022	2021
Finance lease revenue	$420	$430	$485
Operating lease revenue	1,166	1,085	1,128
Total	$1,586	$1,515	$1,613

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

No significant loss has been experienced or is anticipated under any of these guarantees. At December 31, 2023 and 2022, the related recorded liability was $3 million and $2 million, respectively. The maximum potential amount of future payments that we can estimate (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) and we could be required to make under the guarantees at December 31 was as follows:

(Millions of dollars)	2023	2022
Caterpillar dealer performance guarantees	$42	$188
Other guarantees	311	323
Total guarantees	$353	$511

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial receives a fee for providing this guarantee. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2023 and 2022, the SPC’s assets of $1.35 billion and $971 million, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.35 billion and $970 million, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Cat Financial has commitments to extend credit to customers through lines of credit and other pre-approved credit arrangements. Cat Financial applies the same credit policies and approval process for these commitments as we do for other financing. Collateral is not required, but if credit is extended, collateral is generally required upon funding. The unused commitments to extend credit to customers that are not unconditionally cancellable was $774 million at December 31, 2023. Cat Financial also has pre-approved lines of credit and other credit arrangements with Caterpillar dealers; however, we generally have the right to unconditionally cancel, alter, or amend the terms at any time.

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

The reconciliation of the change in our product warranty liability balances for the years ended December 31, was as follows:

(Millions of dollars)	2023	2022
Warranty liability, beginning of period	$1,761	$1,689
Reduction in liability (payments)	(835)	(778)
Increase in liability (new warranties)	968	850
Warranty liability, end of period	$1,894	$1,761

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

23.          Segment information

A. Basis for segment information

Our Executive Office is comprised of a Chief Executive Officer (CEO), Chief Operating Officer (COO), four Group Presidents, a Chief Financial Officer (CFO), a Chief Legal Officer and General Counsel and a Chief Human Resources Officer. The COO, Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage.  The Chief Legal Officer and General Counsel leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the COO/Group President/CFO level.  As such, the CEO serves as our Chief Operating Decision Maker, and operating segments are primarily based on the COO/Group President/CFO reporting structure.

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

Energy & Transportation: A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses. Responsibilities include business strategy, product design, product management, development and testing manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and

diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies; and product support of on-highway vocational trucks for North America. Inter-segment sales are a source of revenue for this segment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 115 to 117 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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

For the years ended December 31, 2023, 2022 and 2021, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
2023
Construction Industries	$15,343	$2,307	$5,254	$4,390	$27,294		$124	$27,418
Resource Industries	5,256	2,040	2,069	3,879	13,244		339	13,583
Energy & Transportation	11,982	1,983	5,929	3,461	23,355		4,646	28,001
Financial Products Segment	2,440	416	491	438	3,785	[1]	—	3,785
Total sales and revenues from reportable segments	35,021	6,746	13,743	12,168	67,678		5,109	72,787
All Other operating segment	65	(1)	18	49	131		318	449
Corporate Items and Eliminations	(480)	(80)	(88)	(101)	(749)		(5,427)	(6,176)
Total Sales and Revenues	$34,606	$6,665	$13,673	$12,116	$67,060		$—	$67,060

2022
Construction Industries	$12,367	$2,843	$5,099	$4,818	$25,127		$142	$25,269
Resource Industries	4,531	1,840	2,205	3,437	12,013		301	12,314
Energy & Transportation	9,175	1,784	5,232	3,146	19,337		4,415	23,752
Financial Products Segment	2,078	348	396	431	3,253	[1]	—	3,253
Total sales and revenues from reportable segments	28,151	6,815	12,932	11,832	59,730		4,858	64,588
All Other operating segment	64	2	(66)	145	145		305	450
Corporate Items and Eliminations	(234)	(79)	(52)	(83)	(448)		(5,163)	(5,611)
Total Sales and Revenues	$27,981	$6,738	$12,814	$11,894	$59,427		$—	$59,427

2021
Construction Industries	$9,676	$1,913	$4,858	$5,547	$21,994		$112	$22,106
Resource Industries	2,987	1,724	1,987	2,804	9,502		308	9,810
Energy & Transportation	7,611	1,233	4,908	2,918	16,670		3,617	20,287
Financial Products Segment	1,935	265	402	471	3,073	[1]	—	3,073
Total sales and revenues from reportable segments	22,209	5,135	12,155	11,740	51,239		4,037	55,276
All Other operating segment	56	2	18	69	145		366	511
Corporate Items and Eliminations	(242)	(51)	(36)	(84)	(413)		(4,403)	(4,816)
Total Sales and Revenues	$22,023	$5,086	$12,137	$11,725	$50,971		$—	$50,971

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other operating segment of $690 million, $478 million and $351 million in the years ended December 31, 2023, 2022 and 2021, respectively.

For the years ended December 31, 2023, 2022 and 2021, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales

(Millions of dollars)
	2023	2022	2021
Oil and gas	$6,988	$5,330	$4,460
Power generation	6,362	4,940	4,292
Industrial	4,871	4,426	3,612
Transportation	5,134	4,641	4,306
Energy & Transportation External Sales	$23,355	$19,337	$16,670

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)
	2023	2022	2021
Profit from reportable segments:
Construction Industries	$6,975	$4,743	$3,732
Resource Industries	2,834	1,827	1,229
Energy & Transportation	4,936	3,309	2,804
Financial Products Segment	909	864	908
Total profit from reportable segments	15,654	10,743	8,673
Profit from All Other operating segment	18	(11)	(14)
Cost centers	(7)	(13)	(4)
Corporate costs	(913)	(751)	(699)
Timing	(30)	(309)	(263)
Restructuring costs	(780)	(299)	(90)
Methodology differences:
Inventory/cost of sales	160	413	122
Postretirement benefit income (expense)	(65)	916	1,171
Stock-based compensation expense	(208)	(193)	(199)
Financing costs	(91)	(331)	(449)
Currency	6	23	258
Goodwill impairment charge	—	(925)	—
Other income/expense methodology differences	(624)	(409)	(267)
Other methodology differences	(70)	(102)	(35)
Total consolidated profit before taxes	$13,050	$8,752	$8,204

Reconciliation of Assets:
(Millions of dollars)	December 31,
	2023	2022
Assets from reportable segments:
Construction Industries	$5,384	$5,168
Resource Industries	5,742	5,775
Energy & Transportation	10,555	9,455
Financial Products Segment	35,685	34,269
Total assets from reportable segments	57,366	54,667
Assets from All Other operating segment	1,890	1,828
Items not included in segment assets:
Cash and cash equivalents	6,106	6,042
Deferred income taxes	2,668	2,098
Goodwill and intangible assets	4,452	4,248
Property, plant and equipment – net and other assets	6,548	4,234
Inventory methodology differences	(3,169)	(3,063)
Liabilities included in segment assets	11,781	12,519
Other	(166)	(630)
Total assets	$87,476	$81,943

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	2023	2022	2021
Depreciation and amortization from reportable segments:
Construction Industries	$221	$231	$237
Resource Industries	302	368	403
Energy & Transportation	551	547	571
Financial Products Segment	731	734	772
Total depreciation and amortization from reportable segments	1,805	1,880	1,983
Items not included in segment depreciation and amortization:
All Other operating segment	236	229	243
Cost centers	91	84	98
Other	12	26	28
Total depreciation and amortization	$2,144	$2,219	$2,352

Reconciliation of Capital expenditures:
(Millions of dollars)
	2023	2022	2021
Capital expenditures from reportable segments:
Construction Industries	$376	$271	$255
Resource Industries	245	237	199
Energy & Transportation	944	756	627
Financial Products Segment	1,299	1,141	1,218
Total capital expenditures from reportable segments	2,864	2,405	2,299
Items not included in segment capital expenditures:
All Other operating segment	260	219	182
Cost centers	102	76	56
Timing	(44)	(54)	(74)
Other	(90)	(47)	9
Total capital expenditures	$3,092	$2,599	$2,472

Enterprise-wide Disclosures
Information about Geographic Areas:
				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2023	2022	2021	2023	2022
Inside United States	$31,053	$24,368	$19,298	$7,658	$7,042
Outside United States	36,007	35,059	31,673	5,022	4,986
Total	$67,060	$59,427	$50,971	$12,680	$12,028

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

Restructuring costs for 2023, 2022 and 2021 were as follows:

(Millions of dollars)	2023	2022	2021
Employee separations [1]	$74	$77	$92
Longwall divestiture [1]	586	—	—
Contract terminations [1]	7	1	2
Long-lived asset impairments [1]	3	6	(63)
Other [2]	110	215	59
Total restructuring costs	$780	$299	$90

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, accelerated depreciation, project management and equipment relocation, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation. The restructuring costs in 2022 were primarily related to actions across the company, including $193 million related to the Rail division that was primarily inventory write-downs, and other strategic actions to address a small number of products. The inventory write-downs were included in "Other" in the table above. The restructuring costs in 2021 were primarily related to actions across the company including strategic actions to address a small number of products, which were partially offset by a gain on the sale of a manufacturing facility that had been closed. The gain in 2021 was included in Long-lived asset impairments in the table above.
In 2023, 2022 and 2021, all restructuring costs were excluded from segment profit.

The following table summarizes the 2023 and 2022 employee separation activity:

(Millions of dollars)	2023	2022
Liability balance, beginning of period	$39	$61
Increase in liability (separation charges)	74	77
Reduction in liability (payments)	(73)	(99)
Liability balance, end of period	$40	$39

Most of the remaining liability balance as of December 31, 2023 is expected to be paid in 2024.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the company’s internal control over financial reporting as of December 31, 2023 is included on page 53 of Part II, Item 8 “Financial Statements and Supplementary Data.” The effectiveness of the company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 54-55 of Part II, Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.Other Information.

During the three months ended December 31, 2023, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1D of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

If applicable, information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

If applicable, information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2024 Proxy Statement.

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

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2024 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2023)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,210,783	$169.57	43,041,378
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,210,783	$169.57	43,041,378

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Dallas, Texas, Auditor Firm ID: 238.

Information required by this Item is incorporated by reference from the 2024 Proxy Statement.

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

4.7	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 28, 2012)
4.8	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K, filed August 28, 2012)
4.9	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012)
4.10	Form of 3.40% Senior Note due 2024 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.11	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.12	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.13	Form of 2.600% Senior Note due 2029 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.14	Form of 3.250% Senior Note due 2049 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.15	Form of 2.600% Senior Notes due 2030 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 9, 2020)
4.16	Form of 3.250% Senior Notes due 2050 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 9, 2020)
4.17	Form 1.900% Senior Notes due 2031 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2021)
4.18	Description of Securities (incorporated by reference from Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.1	Caterpillar Inc. 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 20, 2023)*
10.2
Form of Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)*

10.3
Form of Restricted Stock Unit Award for Directors pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)*

10.4
Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)*

10.5
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)*

10.6
Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan (China Payroll Addendum) (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)*

10.7
Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated effective January 1, 2020 (incorporated by reference from Exhibit 10.17 to the Company's Annual report on Form 10-K for the year ended December 31, 2020)*

10.8
First Amendment to the Caterpillar Inc. Supplemental Retirement Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.9
Second Amendment to the Caterpillar Inc. Supplemental Retirement Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.10
Caterpillar Inc. Supplemental Employees’ Investment Plan, amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.11
First Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July, 24, 2017 (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.12
Second Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.22 the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.13
Third Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.14
Fourth Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.4 the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.15
Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.16
First Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.17
Second Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.18
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)*

10.19
Caterpillar Inc. Deferred Employees’ Investment Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.20
First Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.21
Second Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.22
Third Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of January 1, 2022 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.23
Fourth Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.24
Caterpillar Inc. Supplemental Deferred Compensation Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.25
First Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.26
Second Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.27
Third Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan effective January 1, 2019 (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.28
Fourth Amendment to the Caterpillar Supplemental Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.29
Fifth Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 1, 2022(incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.30
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through First Amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.31
Second Amendment to the Solar Turbines Incorporated Managerial Retirement Objective Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.32
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.33
First Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2020 (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.34
Second Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2022 (incorporated by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.35
Revised Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated August 28, 2018 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*

10.36
Mercer Super Trust CatSuper Special Arrangement Agreement between Caterpillar of Australia PTY LTD and Robert Brian Charter dated June 26, 2007 (incorporated by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 14, 2019)*

10.37
Mercer Super Trust CatSuper Special Arrangement Agreement, by and between Caterpillar of Australia PTY LTD. and Robert Brian Charter dated April 4, 2018 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.38	Time Share Agreement dated January 10, 2017 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed December 31, 2016)*
10.39
Credit Agreement (2023 364-Day Facility), dated August 31, 2023, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2023)

10.40
Local Currency Addendum to the 2023 364-Day Facility dated August 31, 2023, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 1, 2023)

10.41
Japan Local Currency Addendum, dated as of August 31, 2023, to the Credit Agreement (2022 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 1, 2023)

10.42
Third Amended and Restated Credit Agreement (3-Year Facility) dated September 1, 2022, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.43
Local Currency Addendum to the 3-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.44
Japan Local Currency Addendum to the 3-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.45
Amendment No. 1 to Third Amended and Restated Credit Agreement (3-Year Facility) dated August 31, 2023 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2023)

10.46
Third Amended and Restated Credit Agreement (5-Year Facility) dated September 1, 2022, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.47
Local Currency Addendum to the Five-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed September 6, 2022)

10.48
Japan Local Currency Addendum to the 5-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed September 6, 2022)

10.49
Amendment No. 1 to Third Amended and Restated Credit Agreement (5-Year Facility) dated August 31, 2023 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2023)

10.50
Caterpillar Inc. 2014 Long-Term Incentive Plan, amended and restated effective October 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*

10.51
First Amendment to Caterpillar Inc. 2014 Long-Term Incentive Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.52
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.53
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.54
Form of Nonqualified Stock Options Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.55
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*]

21	Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Caterpillar Inc. Incentive Compensation Clawback Policy (as adopted October 11, 2023)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
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

CATERPILLAR INC.
Registrant

February 16, 2024	By:	/s/ Derek Owens
Derek Owens
Chief Legal Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 16, 2024	/s/ D. James Umpleby III
D. James Umpleby III

February 16, 2024	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 16, 2024	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp

February 16, 2024	/s/ David L. Calhoun	Director
David L. Calhoun

February 16, 2024	/s/ Daniel M. Dickinson	Director
Daniel M. Dickinson

February 16, 2024	/s/ James C. Fish, Jr.	Director
James Fish

February 16, 2024	/s/ Gerald Johnson	Director
Gerald Johnson

February 16, 2024	/s/ David W. MacLennan	Director
David W. MacLennan

February 16, 2024	/s/ Judith F. Marks	Director
Judith Marks

February 16, 2024	/s/ Debra L. Reed-Klages	Presiding Director
Debra L. Reed-Klages

February 16, 2024	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 16, 2024	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.