Form 10-Q
period 2024-03-31
CATERPILLAR INC
filed 2024-05-01
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

At March 31, 2024, 489,272,920 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2024	2023
Sales and revenues:
Sales of Machinery, Energy & Transportation	$14,960	$15,099
Revenues of Financial Products	839	763
Total sales and revenues	15,799	15,862

Operating costs:
Cost of goods sold	9,662	10,103
Selling, general and administrative expenses	1,577	1,463
Research and development expenses	520	472
Interest expense of Financial Products	298	217
Other operating (income) expenses	223	876
Total operating costs	12,280	13,131

Operating profit	3,519	2,731

Interest expense excluding Financial Products	143	129
Other income (expense)	156	32

Consolidated profit before taxes	3,532	2,634

Provision (benefit) for income taxes	688	708
Profit of consolidated companies	2,844	1,926

Equity in profit (loss) of unconsolidated affiliated companies	10	16

Profit of consolidated and affiliated companies	2,854	1,942

Less: Profit (loss) attributable to noncontrolling interests	(2)	(1)

Profit [1]	$2,856	$1,943

Profit per common share	$5.78	$3.76

Profit per common share – diluted [2]	$5.75	$3.74

Weighted-average common shares outstanding (millions)
– Basic	493.9	516.2
– Diluted [2]	496.9	519.4

1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023

Profit of consolidated and affiliated companies	$2,854	$1,942
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(257)	607
Pension and other postretirement benefits:	(3)	(2)
Derivative financial instruments:	—	84
Available-for-sale securities:	(13)	22

Total other comprehensive income (loss), net of tax	(273)	711
Comprehensive income	2,581	2,653
Less: comprehensive income attributable to the noncontrolling interests	(2)	(1)
Comprehensive income attributable to shareholders	$2,583	$2,654
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,959	$6,978
Receivables – trade and other	9,296	9,310
Receivables – finance	9,446	9,510
Prepaid expenses and other current assets	3,010	4,586
Inventories	16,953	16,565
Total current assets	43,664	46,949

Property, plant and equipment – net	12,538	12,680
Long-term receivables – trade and other	1,200	1,238
Long-term receivables – finance	12,531	12,664
Noncurrent deferred and refundable income taxes	2,860	2,816
Intangible assets	516	564
Goodwill	5,277	5,308
Other assets	5,155	5,257
Total assets	$83,741	$87,476

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$3,568	$4,643
Accounts payable	7,778	7,906
Accrued expenses	4,821	4,958
Accrued wages, salaries and employee benefits	1,291	2,757
Customer advances	2,194	1,929
Dividends payable	—	649
Other current liabilities	3,265	3,123
Long-term debt due within one year:
Machinery, Energy & Transportation	1,045	1,044
Financial Products	8,409	7,719
Total current liabilities	32,371	34,728

Long-term debt due after one year:
Machinery, Energy & Transportation	8,539	8,579
Financial Products	16,292	15,893
Liability for postemployment benefits	4,068	4,098
Other liabilities	4,826	4,675
Total liabilities	66,096	67,973
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/24 and 12/31/23 – 814,894,624) at paid-in amount	5,663	6,403
Treasury stock: (3/31/24 – 325,621,704 shares; 12/31/23 – 315,517,355 shares) at cost	(40,039)	(36,339)
Profit employed in the business	54,108	51,250
Accumulated other comprehensive income (loss)	(2,093)	(1,820)
Noncontrolling interests	6	9
Total shareholders’ equity	17,645	19,503
Total liabilities and shareholders’ equity	$83,741	$87,476
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit (loss) of consolidated and affiliated companies	—	—	1,943	—	(1)	1,942
Foreign currency translation, net of tax	—	—	—	607	—	607
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	84	—	84
Available-for-sale securities, net of tax	—	—	—	22	—	22
Common shares issued from treasury stock for stock-based compensation: 1,276,331	(66)	41	—	—	—	(25)
Stock-based compensation expense	44	—	—	—	—	44
Common shares repurchased: 1,701,760 [1]	—	(400)	—	—	—	(400)
Other	8	(1)	—	—	—	7
Balance at March 31, 2023	$6,546	$(32,108)	$45,457	$(1,746)	$21	$18,170

Three Months Ended March 31, 2024
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	2,856	—	(2)	2,854
Foreign currency translation, net of tax	—	—	—	(257)	—	(257)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Dividends declared	—	—	2	—	—	2
Common shares issued from treasury stock for stock-based compensation: 1,224,138	(45)	37	—	—	—	(8)
Stock-based compensation expense	44	—	—	—	—	44
Common shares repurchased: 11,328,487 [1]	—	(3,705)	—	—	—	(3,705)
Outstanding authorized accelerated stock repurchases	(750)	—	—	—	—	(750)
Other	11	(32)	—	—	(1)	(22)
Balance at March 31, 2024	$5,663	$(40,039)	$54,108	$(2,093)	$6	$17,645

1 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,854	$1,942
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	524	532
Provision (benefit) for deferred income taxes	(54)	(191)
(Gain) loss on divestiture	(64)	572
Other	(5)	117
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(81)	(329)
Inventories	(439)	(1,403)
Accounts payable	203	477
Accrued expenses	(38)	38
Accrued wages, salaries and employee benefits	(1,454)	(950)
Customer advances	279	365
Other assets – net	60	107
Other liabilities – net	267	296
Net cash provided by (used for) operating activities	2,052	1,573

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(500)	(422)
Expenditures for equipment leased to others	(236)	(328)
Proceeds from disposals of leased assets and property, plant and equipment	155	184
Additions to finance receivables	(3,256)	(3,020)
Collections of finance receivables	3,140	3,169
Proceeds from sale of finance receivables	13	24
Investments and acquisitions (net of cash acquired)	—	(5)
Proceeds from sale of businesses and investments (net of cash sold)	42	(14)
Proceeds from maturities and sale of securities	1,867	239
Investments in securities	(275)	(536)
Other – net	8	26
Net cash provided by (used for) investing activities	958	(683)

Cash flow from financing activities:
Dividends paid	(648)	(620)
Common stock issued, including treasury shares reissued	(8)	(25)
Common shares repurchased	(4,455)	(400)
Proceeds from debt issued (original maturities greater than three months):
Financial Products	2,731	1,517
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(6)	(90)
Financial Products	(1,564)	(1,385)
Short-term borrowings – net (original maturities three months or less)	(1,050)	(103)
Net cash provided by (used for) financing activities	(5,000)	(1,106)
Effect of exchange rate changes on cash	(30)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,020)	(217)
Cash, cash equivalents and restricted cash at beginning of period	6,985	7,013
Cash, cash equivalents and restricted cash at end of period	$4,965	$6,796
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2024 and 2023, (b) the consolidated comprehensive income for the three months ended March 31, 2024 and 2023, (c) the consolidated financial position at March 31, 2024 and December 31, 2023, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2024 and 2023 and (e) the consolidated cash flow for the three months ended March 31, 2024 and 2023.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

The December 31, 2023 financial position data included herein is derived from the audited consolidated financial statements included in the 2023 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

2.                                   New accounting guidance

A. Adoption of new accounting standards

We consider the applicability and impact of all ASUs. We adopted the following ASUs effective January 1, 2024, none of which had a material impact on our financial statements:

ASU	Description
2022-03	Fair value measurement – Equity securities subject to contractual sale restrictions
2023-01	Leases – Common control arrangements
2023-02	Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

B. Accounting standards issued but not yet adopted

Segment reporting (ASU 2023-07) — In November 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

All other ASUs issued but not yet adopted were assessed and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,860 million, $7,923 million and $7,551 million as of March 31, 2024, December 31, 2023 and December 31, 2022, respectively. Long-term trade receivables from dealers and end users were $604 million, $589 million and $506 million as of March 31, 2024, December 31, 2023 and December 31, 2022, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $196 million, $246 million and $247 million as of March 31, 2024, December 31, 2023 and December 31, 2022, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,664 million, $2,389 million and $2,314 million as of March 31, 2024, December 31, 2023 and December 31, 2022, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2024 and 2023, we recognized $813 million and $737 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2024 and 2023.

As of March 31, 2024, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $12.5 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following March 31, 2024. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $44 million for both the three months ended March 31, 2024 and 2023, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	296,295	$104.27	$338.65	777,275	$75.79	$253.98
RSUs	379,621	$338.65	$338.65	379,426	$253.98	$253.98
PRSUs	169,120	$408.64	$338.65	221,869	$253.98	$253.98

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the three months ended March 31, 2024 and 2023, respectively:

	Grant Year
	2024	2023
Weighted-average dividend yield	2.40%	2.60%
Weighted-average volatility	30.7%	31.0%
Range of volatilities	26.3% - 32.3%	28.5% - 35.5%
Range of risk-free interest rates	4.28% - 5.03%	3.92% - 5.03%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the three months ended March 31, 2024:

Grant Year
2024
Expected volatility of the Company's stock	29.8%
Risk-free interest rate	4.38%

As of March 31, 2024, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $318 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

5.                                     Derivative financial instruments and risk management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, commodity prices, and certain deferred compensation plan liabilities.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and certain deferred compensation plan liability exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts, commodity forward and option contracts and total return swap contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  We present at least annually to the Audit Committee of the Board of Directors on our risk management practices, including our use of financial derivative instruments.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of March 31, 2024, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

Deferred Compensation Plan Liability Risk

We are also exposed to variability in compensation expense related to certain non-qualified deferred compensation obligations to employees. We utilize total return swaps to economically hedge this exposure to offset the related compensation expense. All such total return swap contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	March 31, 2024		December 31, 2023
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$413	$(101)	$389	$(155)
Interest rate contracts	29	(246)	58	(209)
Total	$442	$(347)	$447	$(364)

Undesignated derivatives
Foreign exchange contracts	$32	$(24)	$55	$(82)
Commodity contracts	5	(10)	18	(9)
Total return swap contracts	21	—	—	—
Total	$58	$(34)	$73	$(91)

[1] Assets are classified on the Consolidated Statement of Financial Position as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified on the Consolidated Statement of Financial Position as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of March 31, 2024 and December 31, 2023 were $24.2 billion and $25.6 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended March 31,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$29	$(28)	$95	$58	$91	$(65)
Interest rate contracts	(36)	(27)	11	(2)	15	13
Commodity contracts	(10)	8	—	—	—	—
Total return swap contracts	30	—	—	—	—	—
Total	$13	$(47)	$106	$56	$106	$(52)

[1] Foreign exchange contract, Commodity contract and Total return swap contract gains (losses) are included in Other income (expense) in the Consolidated Statement of Financial Position. Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products on the Consolidated Statement of Financial Position.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense) on the Consolidated Statement of Financial Position. Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products on the Consolidated Statement of Financial Position.

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term debt due within one year	$786	$982	$(18)	$(23)
Long-term debt due after one year	4,880	4,245	(220)	(156)
Total	$5,666	$5,227	$(238)	$(179)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of March 31, 2024 and December 31, 2023, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$500	$(381)	$520	$(455)
Financial Instruments Not Offset	(136)	136	(202)	202
Net Amount	$364	$(245)	$318	$(253)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	March 31, 2024	December 31, 2023
Raw materials	$6,605	$6,492
Work-in-process	1,614	1,411
Finished goods	8,372	8,308
Supplies	362	354
Total inventories	$16,953	$16,565

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	March 31, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,226	$(1,847)	$379
Intellectual property	481	(384)	97
Other	117	(77)	40
Total finite-lived intangible assets	$2,824	$(2,308)	$516

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,232	$(1,814)	$418
Intellectual property	484	(380)	104
Other	117	(75)	42
Total finite-lived intangible assets	$2,833	$(2,269)	$564

Amortization expense for the three months ended March 31, 2024 and 2023 was $44 million and $66 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2024	2025	2026	2027	2028	Thereafter
$130	$165	$94	$31	$24	$72

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2024 or 2023.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2024 were as follows:

(Millions of dollars)	December 31, 2023	Other Adjustments [1]	March 31, 2024
Construction Industries
Goodwill	$277	$(9)	$268
Impairments	(22)	—	(22)
Net goodwill	255	(9)	246
Resource Industries
Goodwill	4,151	(12)	4,139
Impairments	(1,175)	—	(1,175)
Net goodwill	2,976	(12)	2,964
Energy & Transportation
Goodwill	2,959	(7)	2,952
Impairments	(925)	—	(925)
Net goodwill	2,034	(7)	2,027
All Other [2]
Goodwill	43	(3)	40
Consolidated total
Goodwill	7,430	(31)	7,399
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,308	$(31)	$5,277

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other Segment (See Note 16).

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	March 31, 2024			December 31, 2023
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	62	(3)	59	62	(2)	60

Corporate debt securities
Corporate bonds and other debt securities	2,927	(47)	2,880	3,031	(36)	2,995
Asset-backed securities	196	(2)	194	195	(3)	192

Mortgage-backed debt securities
U.S. governmental agency	448	(30)	418	433	(23)	410
Residential	3	(1)	2	3	(1)	2
Commercial	135	(7)	128	137	(9)	128
Total available-for-sale debt securities	$3,781	$(90)	$3,691	$3,871	$(74)	$3,797

Available-for-sale debt securities in an unrealized loss position:

	March 31, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$10	$—	$25	$3	$35	$3

Corporate debt securities
Corporate bonds	939	5	874	46	1,813	51
Asset-backed securities	20	—	55	3	75	3

Mortgage-backed debt securities
U.S. governmental agency	81	1	286	30	367	31
Commercial	6	—	114	8	120	8
Total	$1,056	$6	$1,354	$90	$2,410	$96

	December 31, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$25	$3	$25	$3
Corporate debt securities
Corporate bonds	765	—	1,011	45	1,776	45
Asset-backed securities	9	—	97	3	106	3

Mortgage-backed debt securities
U.S. governmental agency	33	—	287	25	320	25
Commercial	2	—	121	9	123	9
Total	$809	$—	$1,541	$85	$2,350	$85

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2024.

The cost basis and fair value of available-for-sale debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2024
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$964	$953
Due after one year through five years	1,865	1,828
Due after five years through ten years	281	277
Due after ten years	85	85
U.S. governmental agency mortgage-backed securities	448	418
Residential mortgage-backed securities	3	2
Commercial mortgage-backed securities	135	128
Total debt securities – available-for-sale	$3,781	$3,691

Sales of available-for-sale debt securities:
	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Proceeds from the sale of available-for-sale securities	$361	$223
Gross gains from the sale of available-for-sale securities	$—	$—
Gross losses from the sale of available-for-sale securities	$1	$—

In addition, we had $400 million and $1,900 million of investments in time deposits classified as held-to-maturity debt securities as of March 31, 2024 and December 31, 2023. All these investments mature within one year and we include them in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

For the three months ended March 31, 2024 and 2023, the net unrealized gains (losses) for equity securities held at March 31, 2024 and 2023 were $17 million and $(8) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
(Millions of dollars)	2024	2023	2024	2023	2024	2023
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$11	$10	$17	$17
Interest cost	156	164	30	31	33	36
Expected return on plan assets	(175)	(172)	(42)	(40)	(2)	(3)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(3)
Net periodic benefit cost (benefit) [1]	$(19)	$(8)	$(1)	$1	$45	$47

1 The service cost component is included in Operating costs in the Consolidated Statement of Results of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Results of Operations.

We made $113 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2024, respectively. We currently anticipate full-year 2024 contributions of approximately $273 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating Costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
U.S. Plans [1]	$223	$149
Non-U.S. Plans	30	29
	$253	$178

1 Includes costs related to our non-qualified deferred compensation plans. We utilize total return swaps to economically hedge this exposure to offset the related costs. See Note 5 for additional information.

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Finance lease revenue	$108	$104
Operating lease revenue	313	275
Total	$421	$379

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $319 million and $353 million at March 31, 2024 and December 31, 2023, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2024 and December 31, 2023, the SPC’s assets of $1.33 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.33 billion and $1.35 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the three months ended March 31 was as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Warranty liability, beginning of period	$1,894	$1,761
Reduction in liability (payments)	(199)	(213)
Increase in liability (new warranties)	133	246
Warranty liability, end of period	$1,828	$1,794

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31,
(Dollars in millions except per share data)	2024	2023
Profit for the period (A) [1]	$2,856	$1,943
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	493.9	516.2
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	3.0	3.2
Average common shares outstanding for fully diluted computation (C) [2]	496.9	519.4
Profit per share of common stock:
Assuming no dilution (A/B)	$5.78	$3.76
Assuming full dilution (A/C) [2]	$5.75	$3.74
Shares outstanding as of March 31, (in millions)	489.3	515.9

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2024 and 2023, we excluded 0.3 million and 0.8 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three months ended March 31, 2024 and 2023, we repurchased 11.3 million and 1.7 million shares of Caterpillar common stock, respectively, at an aggregate cost of $3,705 million and $400 million, respectively. We made these purchases through the combination of accelerated stock repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2024 and open market transactions in 2023.

In February 2024, we entered into ASR agreements to repurchase an aggregate of $3.50 billion of common stock. We advanced the $3.50 billion and received approximately 7.6 million shares of Caterpillar common stock with a value of $2.45 billion. The ASR agreements may last for up to nine months. The final number of shares to ultimately be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The remaining $1.05 billion was evaluated as an unsettled forward contract and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Foreign currency translation:
Beginning balance	$(1,782)	$(2,328)
Gains (losses) on foreign currency translation	(213)	103
Less: Tax provision /(benefit)	11	(10)
Net gains (losses) on foreign currency translation	(224)	113
(Gains) losses reclassified to earnings	(33)	494
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	(33)	494
Other comprehensive income (loss), net of tax	(257)	607
Ending balance	$(2,039)	$(1,721)
Pension and other postretirement benefits
Beginning balance	$(49)	$(39)
Current year prior service credit (cost)	—	—
Less: Tax provision /(benefit)	—	—
Net current year prior service credit (cost)	—	—
Amortization of prior service (credit) cost	(3)	(3)
Less: Tax provision /(benefit)	—	(1)
Net amortization of prior service (credit) cost	(3)	(2)
Other comprehensive income (loss), net of tax	(3)	(2)
Ending balance	$(52)	$(41)
Derivative financial instruments
Beginning balance	$67	$28
Gains (losses) deferred	106	56
Less: Tax provision /(benefit)	28	12
Net gains (losses) deferred	78	44
(Gains) losses reclassified to earnings	(106)	52
Less: Tax provision /(benefit)	(28)	12
Net (gains) losses reclassified to earnings	(78)	40
Other comprehensive income (loss), net of tax	—	84
Ending balance	$67	$112
Available-for-sale securities
Beginning balance	$(56)	$(118)
Gains (losses) deferred	(17)	26
Less: Tax provision /(benefit)	(3)	4
Net gains (losses) deferred	(14)	22
(Gains) losses reclassified to earnings	1	—
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	1	—
Other comprehensive income (loss), net of tax	(13)	22
Ending balance	$(69)	$(96)

Total AOCI Ending Balance at March 31,	$(2,093)	$(1,746)

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

Perkins Engines Company Limited (Perkins), a subsidiary of Caterpillar Inc., acquired the small diesel engine business of IHI Agri-Tech Corporation (IAT) in 2019. During the integration process, Perkins identified potential compliance concerns with engines manufactured and sold by IAT in California that failed to comply with the requirements of Cal. Code Regs. Tit. 13, § 2423. Perkins then submitted a voluntary self-disclosure to the California Air Resources Board (CARB) on October 15, 2019. On March 14, 2024, CARB and Perkins entered into a settlement agreement regarding the matter. Consistent with the terms of the settlement agreement, Perkins paid a civil penalty of $205,313 to CARB along with a contribution of $205,312 to a Supplemental Environmental Project entitled To Reduce Contaminated Waste & Emissions Throughout Bay View Hunters Point Community.

15.                              Income taxes

The effective tax rate for the three months ended March 31, 2024 was 19.5 percent compared to 26.9 percent for the three months ended March 31, 2023. The decrease primarily resulted from nontaxable gains in the first quarter of 2024 compared to nondeductible losses in the first quarter of 2023 related to divestitures.

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

Three of our operating segments, Construction Industries, Resource Industries and Energy & Transportation are led by Group Presidents.  One operating segment, Financial Products, is led by the CFO who also has responsibility for Corporate Services. Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads one smaller operating segment that is included in the All Other Segment.  The Law, Security and Public Policy Division and the Human Resources Organization are cost centers and do not meet the definition of an operating segment.

B.    Description of segments

We have five operating segments, of which four are reportable segments. Following is a brief description of our reportable segments and the business activities included in the All Other Segment:

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; wide-body trucks; select work tools; machinery components; electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated manufacturing, research and development for hydraulic systems, automation, electronics and software for Caterpillar machines and engines. Inter-segment sales are a source of revenue for this segment.

Energy & Transportation:  A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses as well as product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies. Inter-segment sales are a source of revenue for this segment.

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

All Other Segment:  Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of wear and maintenance components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other Segment are included as a reconciling item between reportable segments and consolidated external reporting.

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

•Restructuring costs: May include costs for employee separation, long-lived asset impairments, contract terminations and (gains)/losses on divestitures. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. See Note 20 for more information.

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

For the three months ended March 31, 2024 and 2023, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended March 31, 2024
Construction Industries	$3,833	$595	$996	$993	$6,417		$7	$6,424
Resource Industries	1,264	476	465	891	3,096		97	3,193
Energy & Transportation	2,951	408	1,294	834	5,487		1,194	6,681
Financial Products Segment	659	101	123	108	991	[1]	—	991
Total sales and revenues from reportable segments	8,707	1,580	2,878	2,826	15,991		1,298	17,289
All Other Segment	18	(1)	4	13	34		75	109
Corporate Items and Eliminations	(152)	(20)	(30)	(24)	(226)		(1,373)	(1,599)
Total Sales and Revenues	$8,573	$1,559	$2,852	$2,815	$15,799		$—	$15,799

Three Months Ended March 31, 2023
Construction Industries	$3,608	$599	$1,336	$1,161	$6,704		$42	$6,746
Resource Industries	1,308	474	599	978	3,359		68	3,427
Energy & Transportation	2,572	380	1,384	719	5,055		1,199	6,254
Financial Products Segment	575	104	114	109	902	[1]	—	902
Total sales and revenues from reportable segments	8,063	1,557	3,433	2,967	16,020		1,309	17,329
All Other Segment	18	—	4	13	35		76	111
Corporate Items and Eliminations	(131)	(18)	(19)	(25)	(193)		(1,385)	(1,578)
Total Sales and Revenues	$7,950	$1,539	$3,418	$2,955	$15,862		$—	$15,862

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $177 million and $162 million in the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Oil and gas	$1,568	$1,314
Power generation	1,618	1,284
Industrial	989	1,255
Transportation	1,312	1,202
Energy & Transportation External Sales	$5,487	$5,055

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended March 31,
	2024	2023
Profit from reportable segments:
Construction Industries	$1,764	$1,790
Resource Industries	730	764
Energy & Transportation	1,301	1,057
Financial Products Segment	293	232
Total profit from reportable segments	4,088	3,843
Profit from All Other Segment	24	11
Cost centers	14	30
Corporate costs	(201)	(238)
Timing	(67)	(206)
Restructuring costs	6	(611)
Methodology differences:
Inventory/cost of sales	(6)	126
Postretirement benefit expense	(56)	(31)
Stock-based compensation expense	(44)	(44)
Financing costs	(28)	(50)
Currency	87	(26)
Other income/expense methodology differences	(250)	(146)
Other methodology differences	(35)	(24)
Total consolidated profit before taxes	$3,532	$2,634

Reconciliation of Assets:

(Millions of dollars)	March 31, 2024	December 31, 2023
Assets from reportable segments:
Construction Industries	$5,578	$5,384
Resource Industries	5,603	5,742
Energy & Transportation	10,658	10,555
Financial Products Segment	35,752	35,685
Total assets from reportable segments	57,591	57,366
Assets from All Other Segment	1,926	1,890
Items not included in segment assets:
Cash and cash equivalents	3,963	6,106
Deferred income taxes	2,722	2,668
Goodwill and intangible assets	4,519	4,452
Property, plant and equipment – net and other assets	4,808	6,548
Inventory methodology differences	(3,557)	(3,169)
Liabilities included in segment assets	12,013	11,781
Other	(244)	(166)
Total assets	$83,741	$87,476

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended March 31,
	2024	2023
Depreciation and amortization from reportable segments:
Construction Industries	$56	$54
Resource Industries	63	87
Energy & Transportation	137	129
Financial Products Segment	185	178
Total depreciation and amortization from reportable segments	441	448
Items not included in segment depreciation and amortization:
All Other Segment	61	57
Cost centers	23	20
Other	(1)	7
Total depreciation and amortization	$524	$532

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended March 31,
	2024	2023
Capital expenditures from reportable segments:
Construction Industries	$58	$32
Resource Industries	34	26
Energy & Transportation	122	169
Financial Products Segment	234	279
Total capital expenditures from reportable segments	448	506
Items not included in segment capital expenditures:
All Other Segment	29	26
Cost centers	30	22
Timing	245	212
Other	(16)	(16)
Total capital expenditures	$736	$750

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of March 31, 2024.

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

During the three months ended March 31, 2024, Cat Financial's forecasts reflected a continuation of the trend of relatively low unemployment rates as well as low delinquencies within their portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three months ended March 31, 2024.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$276	$51	$327	$277	$65	$342
Write-offs	(23)	(47)	(70)	(20)	—	(20)
Recoveries	15	—	15	10	—	10
Provision for credit losses [1]	9	—	9	10	—	10
Other	(4)	—	(4)	1	—	1
Ending balance	$273	$4	$277	$278	$65	$343

Finance Receivables	$20,413	$1,794	$22,207	$19,573	$1,721	$21,294

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.
Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$4	$2	$1	$—	$3	$13
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	1	1	—	—	—	2
Total	$—	$5	$8	$5	$2	$—	$3	$23

	Three Months Ended March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$3	$—	$—	$—	$4	$10
EAME	—	1	—	1	—	—	—	2
Asia/Pacific	—	—	2	1	1	—	—	4
Latin America	—	—	1	2	1	—	—	4
Total	$—	$4	$6	$4	$2	$—	$4	$20

All $47 million of gross write-offs in the Dealer portfolio segment for the three months ended March 31, 2024 were in Latin America and originated prior to 2019.

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,277	$4,101	$2,346	$1,718	$596	$176	$313	$10,527
31-60 days past due	5	37	40	27	14	5	3	131
61-90 days past due	—	16	12	7	4	1	1	41
91+ days past due	—	19	23	17	7	5	2	73

EAME
Current	282	1,224	791	493	210	170	—	3,170
31-60 days past due	—	17	9	6	2	2	—	36
61-90 days past due	1	8	4	3	1	1	—	18
91+ days past due	—	13	15	20	8	3	—	59

Asia/Pacific
Current	245	798	481	212	49	12	—	1,797
31-60 days past due	—	12	10	7	2	—	—	31
61-90 days past due	—	2	3	2	1	—	—	8
91+ days past due	—	3	3	3	2	—	—	11

Mining
Current	150	1,001	629	333	113	68	70	2,364
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	1	—	7	—	9

Latin America
Current	205	643	438	164	34	15	—	1,499
31-60 days past due	—	5	7	5	2	2	—	21
61-90 days past due	—	3	6	3	—	1	—	13
91+ days past due	—	4	9	7	5	18	—	43

Power
Current	8	162	48	58	72	76	135	559
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$2,167	$7,929	$4,733	$2,978	$1,074	$517	$518	$19,916
31-60 days past due	5	71	66	45	20	9	3	219
61-90 days past due	1	29	25	15	6	3	1	80
91+ days past due	—	39	51	48	22	36	2	198
Total Customer	$2,173	$8,068	$4,875	$3,086	$1,122	$565	$524	$20,413

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69

EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51

Asia/Pacific
Current	943	594	293	73	16	4	—	1,923
31-60 days past due	5	6	7	2	—	—	—	20
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13

Mining
Current	1,039	686	381	121	68	27	66	2,388
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2

Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44

Power
Current	152	49	64	75	28	59	162	589
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$8,650	$5,372	$3,545	$1,331	$466	$233	$540	$20,137
31-60 days past due	52	56	44	20	8	1	4	185
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total Customer	$8,742	$5,504	$3,649	$1,383	$493	$252	$548	$20,571

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer

As of March 31, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current. As of December 31, 2023, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $44 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$58	$18	$52	$20
EAME	52	12	34	18
Asia/Pacific	6	6	8	5
Mining	9	—	2	—
Latin America	54	—	48	1
Power	3	—	8	—
Total	$182	$36	$152	$44

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of March 31, 2024. There were $44 million in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which were in Latin America.

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

During the three months ended March 31, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three months ended March 31, 2024 and 2023, was $3 million and $8 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.01 percent and 0.04 percent of Cat Financial's finance receivable portfolio for the same periods, respectively.

For the three months ended March 31, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 10 and 28 months, respectively, to the terms of modified contracts. For both the three months ended March 31, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 9 months, respectively.

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of March 31, 2024, all finance receivables modified with borrowers experiencing financial difficulty in the past 12 months are current except for in EAME where there was $2 million past due and Asia/Pacific where there was $1 million past due. As of March 31, 2023, all finance receivables modified with borrowers experiencing financial difficulty in the past 12 months were current.

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

Derivative financial instruments
The fair value of interest rate contracts is primarily based on a standard industry accepted valuation model that utilizes the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency and commodity forward, option and cross currency contracts is based on standard industry accepted valuation models that discount cash flows resulting from the differential between the contract price and the market-based forward rate. The fair value of total return swap contracts is primarily based on valuing the underlying securities or funds using pricing by industry providers and the average Secured Overnight Financing Rate (SOFR) plus a spread.

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	59	—	—	59
Corporate debt securities
Corporate bonds and other debt securities	—	2,880	—	—	2,880
Asset-backed securities	—	194	—	—	194
Mortgage-backed debt securities
U.S. governmental agency	—	418	—	—	418
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	10	3,681	—	—	3,691
Equity securities
Large capitalization value	249	—	—	—	249
Smaller company growth	38	—	—	—	38
REIT	—	—	—	169	169
Total equity securities	287	—	—	169	456
Derivative financial instruments - assets
Foreign currency contracts - net	—	320	—	—	320
Total return swap contracts - net	—	21	—	—	21
Total assets	$297	$4,022	$—	$169	$4,488
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$217	$—	$—	$217
Commodity contracts - net	—	5	—	—	5
Total liabilities	$—	$222	$—	$—	$222

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	60	—	—	60
Corporate debt securities
Corporate bonds and other debt securities	—	2,995	—	—	2,995
Asset-backed securities	—	192	—	—	192
Mortgage-backed debt securities
U.S. governmental agency	—	410	—	—	410
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	10	3,787	—	—	3,797
Equity securities
Large capitalization value	223	—	—	—	223
Smaller company growth	35	—	—	—	35
REIT	—	—	—	180	180
Total equity securities	258	—	—	180	438
Derivative financial instruments - assets
Foreign currency contracts - net	—	207	—	—	207
Commodity contracts - net	—	9	—	—	9
Total Assets	$268	$4,003	$—	$180	$4,451
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$151	$—	$—	$151
Total liabilities	$—	$151	$—	$—	$151

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $52 million and $55 million as of March 31, 2024 and December 31, 2023, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	March 31, 2024		December 31, 2023
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$15,413	$14,953	$15,386	$15,017	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,276	1,227	1,415	1,368	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	9,584	9,164	9,623	9,550	2
Financial Products	24,701	24,373	23,612	23,299	2

1    Represents finance leases and failed sale leasebacks of $6,715 million and $6,953 million at March 31, 2024 and December 31, 2023, respectively.

19.                         Other income (expense)

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Investment and interest income	$136	$93
Foreign exchange gains (losses) [1]	42	(72)
License fee income	34	31
Net periodic pension and OPEB income (cost), excluding service cost	3	(13)
Gains (losses) on securities	17	(11)
Miscellaneous income (loss)	(76)	4
Total	$156	$32

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

Restructuring costs for the three months ended March 31, 2024 and 2023 were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2024	2023
Employee separations [1]	$13	$12
Divestitures [1]	(64)	586
Long-lived asset impairments [1]	7	—
Other [2]	38	13
Total restructuring (income) costs	$(6)	$611

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, accelerated depreciation, project management and equipment relocation, all of which are primarily included in Cost of goods sold.

The restructuring income for the three months ended March 31, 2024 was primarily related to the divestiture of a non-US mining entity. The restructuring costs for the three months ended March 31, 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation.

In 2024 and 2023, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $833 million and $803 million at March 31, 2024 and December 31, 2023, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations as well as a discussion of the many factors that we believe may have an impact on our business on an ongoing basis. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2023 Form 10-K.
Highlights for the first quarter of 2024 include:
•Total sales and revenues for the first quarter of 2024 were $15.799 billion, a decrease of $63 million, or about flat, compared with $15.862 billion in the first quarter of 2023. In the three primary segments, sales were higher in Energy & Transportation and lower in Construction Industries and Resource Industries.
•Operating profit margin was 22.3 percent for the first quarter of 2024, compared with 17.2 percent for the first quarter of 2023. Adjusted operating profit margin was 22.2 percent for the first quarter of 2024, compared with 21.1 percent for the first quarter of 2023.
•First-quarter 2024 profit per share was $5.75, and excluding the items in the table below, adjusted profit per share was $5.60. First-quarter 2023 profit per share was $3.74, and excluding the items in the table below, adjusted profit per share was $4.91.
•Caterpillar ended the first quarter of 2024 with $5.0 billion of enterprise cash.
•Enterprise operating cash flow was $2.1 billion in the first quarter of 2024.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 53-54.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,532	$5.75	$2,634	$3.74
Restructuring (income) - non-US mining entity divestiture	(64)	(0.24)	—	—
Other restructuring (income) costs	58	0.09	25	0.04
Restructuring costs - Longwall divestiture	—	—	586	1.13
Adjusted profit	$3,526	$5.60	$3,245	$4.91

Overview
Total sales and revenues for the first quarter of 2024 were $15.799 billion, a decrease of $63 million, or about flat, compared with $15.862 billion in the first quarter of 2023. Lower sales volume and unfavorable currency impacts, primarily related to the Australian dollar, were mostly offset by favorable price realization and higher Financial Products' revenues. The decrease in sales volume was primarily driven by lower sales of equipment to end users; there was not a significant impact from changes in dealer inventories.
First-quarter 2024 profit per share was $5.75, compared with $3.74 profit per share in the first quarter of 2023. In the first quarter of 2024 and 2023, profit per share included restructuring income/costs. Profit for the first quarter of 2024 was $2.856 billion, an increase of $913 million, or 47 percent, compared with $1.943 billion for the first quarter of 2023. The increase was primarily due to the absence of the impact of the divestiture of the company's Longwall business in 2023 and favorable price realization, partially offset by the profit impact of lower sales volume.
Trends and Economic Conditions
Outlook for Key End Markets
Overall, we expect a continuation of healthy demand across most of our end markets for our products and services.
In Construction Industries, we continue to expect North America to remain healthy in 2024 for both non-residential and residential construction after a strong 2023. We anticipate non-residential construction in North America to remain at similar to slightly higher demand levels to 2023 due to government-related infrastructure and construction projects. Residential construction demand is expected to be flat to slightly down compared to 2023, which remains strong relative to historical levels. In Asia Pacific, outside of China, we expect some softening in economic conditions. We anticipate China will remain at a relatively low level in the excavator industry above 10-tons. In EAME, we anticipate that economic weakness in Europe will continue, partially offset by strong construction demand in the Middle East. Construction activity in Latin America remains mixed, but overall, we are expecting modest growth. In addition, we anticipate the ongoing benefit of our services initiatives will positively impact Construction Industries in 2024.
In Resource Industries, in 2024, for both mining and heavy construction and quarry and aggregates, we anticipate lower sales volume compared to strong 2023 performance, primarily in off-highway and articulated trucks. We anticipate a small decrease in dealer inventory in 2024, as compared to a slight increase in 2023. While we continue to see a high level of quoting activity overall, we anticipate lower order rates as customers display capital discipline. Customer product utilization remains high, the number of parked trucks remains low, the age of the fleet remains elevated, and our autonomous solutions continue to have strong customer acceptance. We expect higher services revenues, including robust rebuild activity in 2024. We continue to believe the energy transition will support increased commodity demand over time, expanding our total addressable market and providing further opportunities for long-term profitable growth.
In Energy & Transportation, we expect reciprocating engines and services for Oil & Gas to be about flat in 2024 after strong 2023 performance. We expect reciprocating gas compression demand to be higher in 2024 than it was in 2023. Well servicing for reciprocating engines in North America is expected to soften. Power Generation reciprocating engine demand is expected to remain strong, largely due to continued data center growth relating to cloud computing and generative artificial intelligence (AI). For Solar Turbines, backlog and quoting activity remains strong for Oil & Gas and Power Generation. Industrial demand is expected to soften relative to a strong 2023. In Transportation, we anticipate high-speed marine to increase as customers continue to upgrade aging fleets.
Full-Year 2024 Company Trends and Expectations
For the full-year 2024, we continue to anticipate sales and revenues will be broadly similar to 2023. We do not anticipate a significant change in machine dealer inventories during 2024, compared to a $0.7 billion increase in machine dealer inventories during 2023. We expect slightly favorable price realization in 2024 as compared to 2023. Services revenues grew in the first quarter of 2024, and we expect continued growth in 2024 across each of our three primary segments.
In Construction Industries, we expect sales of equipment to end users to be slightly lower compared to 2023 due to softer economic conditions in Europe. We expect demand in North America to remain at healthy levels in Construction Industries. Resource Industries' sales in 2024 are expected to be lower, driven by lower sales volume primarily in off-highway and articulated trucks. We also expect an unfavorable impact from changes in dealer inventories in Construction Industries and Resource Industries. Within Energy & Transportation, we expect slightly higher sales compared to 2023, including a seasonal increase throughout the year.
In 2024, we expect a benefit from price realization during the first half of the year. We expect manufacturing costs to be about flat compared to 2023. We anticipate favorable freight to be partially offset by unfavorable cost absorption. We also anticipate shipping a more normal mix of products, which we expect to drive a slight unfavorable impact to operating profit. Selling, general and administrative (SG&A) and research and development (R&D) expenses are expected to increase throughout the year as we continue to invest in strategic initiatives aimed at future long-term profitable growth, such as services growth and technology, including autonomy, alternative fuels, connectivity and digital and electrification. We also expect a benefit of lower short-term incentive compensation expense in 2024 as compared to 2023. In 2024, we expect restructuring costs to be between $300 million and $450 million and expect capital expenditures to be in the range of $2.0 to $2.5 billion. We expect the annual effective tax rate, excluding discrete items, to be 22.5 percent.
Second-Quarter 2024 Company Trends and Expectations
In the second quarter of 2024, we expect lower sales and revenues as compared to the second quarter of 2023. We anticipate an unfavorable impact from changes in machine dealer inventories, as machine dealer inventory is expected to decline during the second quarter of 2024 compared to a $0.2 billion increase during the second quarter of 2023. In the second quarter of 2024, price realization is expected to remain favorable as compared to the second quarter of 2023.
We expect lower Construction Industries' sales as compared to the second quarter of 2023 due to the impact from changes in dealer inventories, partially offset by favorable price realization. Resource Industries' sales are expected to be lower driven by lower sales volume, partially offset by favorable price realization. In Energy & Transportation, we expect sales to be about flat as compared to the second quarter of 2023.
In the second quarter of 2024, we expect a benefit from price realization primarily from price actions taken in the second half of 2023. We expect manufacturing costs to be about flat compared to the second quarter of 2023, as we anticipate favorable freight to be partially offset by unfavorable cost absorption. We expect an increase in SG&A/R&D expenses in the second quarter of 2024 as compared to the second quarter of 2023 due to investments in strategic initiatives, which is expected to be offset by lower short-term incentive compensation expense.

Within Construction Industries and Resource Industries in the second quarter of 2024 as compared to the second quarter of 2023, we expect favorable price realization to be offset by the profit impact of lower sales volume. In Energy & Transportation, we anticipate favorable price realization and a favorable mix of products to be partially offset by higher manufacturing costs and SG&A/R&D expenses due to investments in strategic initiatives. Within corporate items and eliminations, we anticipate increased expenses due to timing differences in the second quarter of 2024 as compared to the second quarter of 2023.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2023 Form 10-K.
Notes:
•Glossary of terms is included on pages 47-49; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 53-54.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2024 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2023

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2023 (at left) and the first quarter of 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the first quarter of 2024 were $15.799 billion, a decrease of $63 million, or about flat, compared with $15.862 billion in the first quarter of 2023. Lower sales volume of $684 million and unfavorable currency impacts of $30 million, primarily related to the Australian dollar, were mostly offset by favorable price realization of $575 million and higher Financial Products' revenues of $76 million. The decrease in sales volume was primarily driven by lower sales of equipment to end users; there was not a significant impact from changes in dealer inventories.
In the three primary segments, sales were higher in Energy & Transportation and lower in Construction Industries and Resource Industries.
North America sales increased 7 percent primarily due to favorable price realization and higher sales volume. The increase in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2024 than during the first quarter of 2023.
Sales increased 2 percent in Latin America mainly due to higher sales volume. The increase in sales volume was primarily driven by higher services sales volume.
EAME sales decreased 17 percent primarily due to lower sales volume. The decrease in sales volume was primarily driven by lower sales of equipment to end users.
Asia/Pacific sales decreased 5 percent mainly due to lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2023 than during the first quarter of 2024.
Total dealer inventory increased by $1.4 billion during the first quarter of 2024, compared with an increase of $1.4 billion during the first quarter of 2023. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2023	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2024	$ Change	% Change

Construction Industries	$6,746	$(464)	$199	$(22)	$(35)	$6,424	$(322)	(5%)
Resource Industries	3,427	(425)	173	(11)	29	3,193	(234)	(7%)
Energy & Transportation	6,254	231	202	(1)	(5)	6,681	427	7%
All Other Segment	111	(1)	—	—	(1)	109	(2)	(2%)
Corporate Items and Eliminations	(1,439)	(25)	1	4	12	(1,447)	(8)
Machinery, Energy & Transportation Sales	15,099	(684)	575	(30)	—	14,960	(139)	(1%)

Financial Products Segment	902	—	—	—	89	991	89	10%
Corporate Items and Eliminations	(139)	—	—	—	(13)	(152)	(13)
Financial Products Revenues	763	—	—	—	76	839	76	10%

Consolidated Sales and Revenues	$15,862	$(684)	$575	$(30)	$76	$15,799	$(63)	—%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2024
Construction Industries	$3,833	6%	$595	(1%)	$996	(25%)	$993	(14%)	$6,417		(4%)	$7	(83%)	$6,424	(5%)
Resource Industries	1,264	(3%)	476	—%	465	(22%)	891	(9%)	3,096		(8%)	97	43%	3,193	(7%)
Energy & Transportation	2,951	15%	408	7%	1,294	(7%)	834	16%	5,487		9%	1,194	—%	6,681	7%
All Other Segment	18	—%	(1)	—%	4	—%	13	—%	34		(3%)	75	(1%)	109	(2%)
Corporate Items and Eliminations	(58)		(2)		(11)		(3)		(74)			(1,373)		(1,447)
Machinery, Energy & Transportation Sales	8,008	7%	1,476	2%	2,748	(17%)	2,728	(5%)	14,960		(1%)	—	—%	14,960	(1%)

Financial Products Segment	659	15%	101	(3%)	123	8%	108	(1%)	991	[1]	10%	—	—%	991	10%
Corporate Items and Eliminations	(94)		(18)		(19)		(21)		(152)			—		(152)
Financial Products Revenues	565	15%	83	(3%)	104	8%	87	(2%)	839		10%	—	—%	839	10%

Consolidated Sales and Revenues	$8,573	8%	$1,559	1%	$2,852	(17%)	$2,815	(5%)	$15,799		—%	$—	—%	$15,799	—%

First Quarter 2023
Construction Industries	$3,608		$599		$1,336		$1,161		$6,704			$42		$6,746
Resource Industries	1,308		474		599		978		3,359			68		3,427
Energy & Transportation	2,572		380		1,384		719		5,055			1,199		6,254
All Other Segment	18		—		4		13		35			76		111
Corporate Items and Eliminations	(48)		—		(1)		(5)		(54)			(1,385)		(1,439)
Machinery, Energy & Transportation Sales	7,458		1,453		3,322		2,866		15,099			—		15,099

Financial Products Segment	575		104		114		109		902	[1]		—		902
Corporate Items and Eliminations	(83)		(18)		(18)		(20)		(139)			—		(139)
Financial Products Revenues	492		86		96		89		763			—		763

Consolidated Sales and Revenues	$7,950		$1,539		$3,418		$2,955		$15,862			$—		$15,862

1 Includes revenues from Machinery, Energy & Transportation of $177 million and $162 million in the first quarter of 2024 and 2023, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2023 (at left) and the first quarter of 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the first quarter of 2024 was $3.519 billion, an increase of $788 million, or 29 percent, compared with $2.731 billion in the first quarter of 2023. The increase was primarily due to the absence of the impact of the divestiture of the company's Longwall business in 2023 of $586 million and favorable price realization of $575 million, partially offset by the profit impact of lower sales volume of $268 million.
Operating profit margin was 22.3 percent for the first quarter of 2024, compared with 17.2 percent for the first quarter of 2023.

Profit (Loss) by Segment
(Millions of dollars)	First Quarter 2024	First Quarter 2023	$ Change	% Change
Construction Industries	$1,764	$1,790	$(26)	(1%)
Resource Industries	730	764	(34)	(4%)
Energy & Transportation	1,301	1,057	244	23%
All Other Segment	24	11	13	118%
Corporate Items and Eliminations	(415)	(1,008)	593
Machinery, Energy & Transportation	3,404	2,614	790	30%

Financial Products Segment	293	232	61	26%
Corporate Items and Eliminations	(25)	25	(50)
Financial Products	268	257	11	4%
Consolidating Adjustments	(153)	(140)	(13)
Consolidated Operating Profit	$3,519	$2,731	$788	29%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the first quarter of 2024 was $143 million, compared with $129 million in the first quarter of 2023. The increase was due to higher average borrowing rates.
▪Other income (expense) in the first quarter of 2024 was income of $156 million, compared with income of $32 million in the first quarter of 2023. The change was primarily driven by favorable impacts from foreign currency exchange.
▪The effective tax rate for the first quarter of 2024 was 19.5 percent compared to 26.9 percent for the first quarter of 2023. Excluding the discrete items discussed below, the first quarter 2024 estimated annual tax rate was 22.5 percent compared with 23.0 percent for the first quarter of 2023.
The 2024 estimated annual tax rate excludes the impact of nontaxable gains of $64 million for the divestiture of a non-U.S. mining entity along with a related tax benefit of $54 million. The estimated annual tax rate in the first quarter of 2023 excluded the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. In addition, a discrete tax benefit of $38 million was recorded in the first quarter of 2024, compared with a $32 million benefit in the first quarter of 2023, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 53-54.
Construction Industries
Construction Industries’ total sales were $6.424 billion in the first quarter of 2024, a decrease of $322 million, or 5 percent, compared with $6.746 billion in the first quarter of 2023. The decrease was primarily due to lower sales volume of $464 million, partially offset by favorable price realization of $199 million. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
▪In North America, sales increased primarily due to favorable price realization.
▪Sales in Latin America were about flat.
▪In EAME, sales decreased mainly due to lower sales volume. Lower sales volume was primarily driven by lower sales of equipment to end users.
▪Sales decreased in Asia/Pacific primarily due to lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2023 than during the first quarter of 2024.
Construction Industries’ segment profit was $1.764 billion in the first quarter of 2024, a decrease of $26 million, or 1 percent, compared with $1.790 billion in the first quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume of $278 million, higher SG&A/R&D expenses of $26 million and unfavorable other segment items of $7 million, partially offset by favorable price realization of $199 million and favorable manufacturing costs of $86 million. Favorable manufacturing costs largely reflected lower freight.
Construction Industries’ segment profit as a percent of total sales was 27.5 percent in the first quarter of 2024, compared with 26.5 percent in the first quarter of 2023.
Resource Industries
Resource Industries’ total sales were $3.193 billion in the first quarter of 2024, a decrease of $234 million, or 7 percent, compared with $3.427 billion in the first quarter of 2023. The decrease was primarily due to lower sales volume of $425 million, partially offset by favorable price realization of $173 million. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
Resource Industries’ segment profit was $730 million in the first quarter of 2024, a decrease of $34 million, or 4 percent, compared with $764 million in the first quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume of $217 million and unfavorable other segment items of $24 million, partially offset by favorable price realization of $173 million and favorable manufacturing costs of $38 million. Unfavorable other segment items primarily consisted of unfavorable currency impacts. Favorable manufacturing costs largely reflected lower freight.
Resource Industries’ segment profit as a percent of total sales was 22.9 percent in the first quarter of 2024, compared with 22.3 percent in the first quarter of 2023.

Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2024	First Quarter 2023	$ Change	% Change
Oil and Gas	$1,568	$1,314	$254	19%
Power Generation	1,618	1,284	334	26%
Industrial	989	1,255	(266)	(21%)
Transportation	1,312	1,202	110	9%
External Sales	5,487	5,055	432	9%
Inter-segment	1,194	1,199	(5)	—%
Total Sales	$6,681	$6,254	$427	7%

Energy & Transportation’s total sales were $6.681 billion in the first quarter of 2024, an increase of $427 million, or 7 percent, compared with $6.254 billion in the first quarter of 2023. Sales increased across all applications except Industrial. The increase in sales was primarily due to higher sales volume of $231 million and favorable price realization of $202 million.
▪Oil and Gas – Sales increased for turbines and turbine-related services. Sales also increased in reciprocating engines used in gas compression applications.
▪Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
▪Industrial – Sales decreased primarily in EAME and North America.
▪Transportation – Sales increased in rail services. International locomotive deliveries were also higher.
Energy & Transportation’s segment profit was $1.301 billion in the first quarter of 2024, an increase of $244 million, or 23 percent, compared with $1.057 billion in the first quarter of 2023. The increase was mainly due to favorable price realization of $202 million.
Energy & Transportation’s segment profit as a percent of total sales was 19.5 percent in the first quarter of 2024, compared with 16.9 percent in the first quarter of 2023.
Financial Products Segment
Financial Products’ segment revenues were $991 million in the first quarter of 2024, an increase of $89 million, or 10 percent, compared with $902 million in the first quarter of 2023. The increase was primarily due to a $69 million favorable impact from higher average financing rates across all regions and a $32 million favorable impact from higher average earning assets driven by North America.
Financial Products’ segment profit was $293 million in the first quarter of 2024, an increase of $61 million, or 26 percent, compared with $232 million in the first quarter of 2023. The increase was mainly due to a $33 million insurance settlement and a $27 million favorable impact from equity securities.
At the end of the first quarter of 2024, past dues at Cat Financial were 1.78 percent, compared with 2.00 percent at the end of the first quarter of 2023. Write-offs, net of recoveries, were $55 million for the first quarter of 2024, compared with $10 million for the first quarter of 2023. As of March 31, 2024, Cat Financial's allowance for credit losses totaled $281 million, or 1.01 percent of finance receivables, compared with $331 million, or 1.18 percent of finance receivables at December 31, 2023.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $440 million in the first quarter of 2024, a decrease of $543 million from the first quarter of 2023, primarily driven by the absence of the impact of the divestiture of the company's Longwall business in 2023.

RESTRUCTURING COSTS

In 2024, we expect to incur about $300 million to $450 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $25 million in 2024 compared with 2023.

Additional information related to restructuring costs is included in Note 20 – "Restructuring costs" of Part I, Item 1 "Financial Statements."
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring income/costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring income/costs.
3.All Other Segment – Primarily includes activities such as: business strategy; product management and development; manufacturing and sourcing of wear and maintenance components primarily for Cat® products; parts distribution; integrated logistics solutions; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.
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

11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses as well as product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies.
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

21.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; wide-body trucks; select work tools; machinery components; electronics and control systems and related parts. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated manufacturing, research and development for hydraulic systems, automation, electronics and software for Caterpillar machines and engines.
22.Restructuring Costs – May include costs for employee separation, long-lived asset impairments, contract terminations and (gains)/losses on divestitures. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first three months of 2024 and ended the first quarter with $4.96 billion of cash, a decrease of $2.02 billion from year-end 2023. In addition, ME&T has invested in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $2.19 billion as of March 31, 2024 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first three months of 2024 was $2.05 billion, up $479 million compared to the same period a year ago. The increase was primarily due to higher profit before taxes including reconciling adjustments and lower working capital requirements, excluding changes in accrued wages, salaries and benefits, which were a partial offset due to higher payments for short-term incentive compensation. Within working capital, changes in inventory favorably impacted cash flow as inventory increased less in the first quarter of 2024 compared to the prior year period, partially offset by unfavorable changes in accounts payable.

Total debt as of March 31, 2024 was $37.85 billion, a decrease of $25 million from year-end 2023. Debt related to ME&T decreased $31 million in the first three months of 2024 while debt related to Financial Products increased $14 million.

As of March 31, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2024 was $2.75 billion. Information on our Credit Facility is as follows:
•The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2024.

•The three-year facility, as amended in August 2023, of $2.73 billion (of which $715 million is available to ME&T) expires in August 2026.
•The five-year facility, as amended in August 2023, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in August 2028.

At March 31, 2024, Caterpillar’s consolidated net worth was $17.70 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2024, Cat Financial’s covenant interest coverage ratio was 1.70 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at March 31, 2024, Cat Financial’s six-month covenant leverage ratio was 6.90 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2024, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor "Restrictive covenants in our debt agreements could limit our financial and operating flexibility" set forth in Part I, Item 1A of our most recent annual report on Form 10-K.

Our total credit commitments and available credit as of March 31, 2024 were:

	March 31, 2024
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,142	626	3,516
Total credit lines available	14,642	3,376	11,266
Less: Commercial paper outstanding	(3,016)	—	(3,016)
Less: Utilized credit	(763)	—	(763)
Available credit	$10,863	$3,376	$7,487

The other external consolidated credit lines with banks as of March 31, 2024 totaled $4.14 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. We account for the payments made under the Programs, the same as other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of the programs will have a significant impact on our liquidity. Additional information related to the programs is included in Note 21 – "Supplier finance programs" of Part I, Item 1 "Financial Statements."

Machinery, Energy & Transportation

Net cash provided by operating activities was $1.77 billion in the first three months of 2024, compared with net cash provided of $1.78 billion for the same period in 2023. The decrease was primarily due to changes in accrued wages, salaries, and employee benefits mostly due to higher payments for short term incentive compensation in 2024, partially offset by lower working capital requirements, excluding the impact of changes in accrued wages, salaries, and employee benefits. Within working capital, changes in inventories favorably impacted cash flow but were partially offset by changes in accounts payable, accounts receivable and customer advances.

Net cash provided by investing activities in the first three months of 2024 was $1.23 billion, compared with net cash used of $670 million in the first three months of 2023. The change was due to higher proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024, and lower investments in securities.

Net cash used for financing activities during the first three months of 2024 was $5.12 billion, compared with net cash used of $1.14 billion in the same period of 2023. The change was primarily due to higher share repurchases in the first three months of 2024.

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

Operational excellence and commitments – Capital expenditures were $502 million during the first three months of 2024, compared to $414 million for the same period in 2023. We expect ME&T’s capital expenditures in 2024 to be about $2.0 billion to $2.5 billion. We made $113 million of contributions to our pension and other postretirement benefit plans during the first three months of 2024. We currently anticipate full-year 2024 contributions of approximately $273 million. In comparison, we made $208 million of contributions to our pension and other postretirement benefit plans during the first three months of 2023.

Fund strategic growth initiatives and return capital to shareholders – We intend to utilize our liquidity and debt capacity to fund targeted investments that drive long-term profitable growth focused in the areas of expanded offerings, services and sustainability, including acquisitions.

As part of our capital allocation strategy, ME&T free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define ME&T free cash flow as cash from ME&T operations less capital expenditures, excluding discretionary pension and other postretirement benefit plan contributions. A goal of our capital allocation strategy is to return substantially all ME&T free cash flow to shareholders over time in the form of dividends and share repurchases, while maintaining our mid-A rating.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In the first three months of 2024, we repurchased $4.46 billion of Caterpillar common stock, with $3.37 billion remaining under the 2022 Authorization as of March 31, 2024. Our basic shares outstanding as of March 31, 2024 were approximately 489 million.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2024, the Board of Directors approved maintaining our quarterly dividend representing $1.30 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $648 million in the first three months of 2024.

Financial Products

Net cash provided by operating activities was $308 million in the first three months of 2024, compared with $302 million for the same period in 2023. Net cash used for investing activities was $291 million in the first three months of 2024, compared with net cash used of $444 million for the same period in 2023. The change was primarily due to portfolio related activity. Net cash provided by financing activities was $117 million in the first three months of 2024, compared with net cash used of $43 million for the same period in 2023. The change was due to a higher net inflow from external borrowings and the absence of dividends paid to Caterpillar.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2 – “New accounting guidance” of Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2023 Annual Report on Form 10-K.

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Order Backlog

At the end of the first quarter of 2024, the dollar amount of backlog believed to be firm was approximately $27.9 billion, about $0.4 billion higher than the fourth quarter of 2023. The order backlog increased primarily within the Energy and Transportation segment. Of the total backlog at March 31, 2024, approximately $6.0 billion was not expected to be filled in the following twelve months.

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

We believe it is important to separately quantify the profit impact of three significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring income related to the divestiture of a non-US mining entity, (ii) other restructuring income/costs and (iii) restructuring costs related to the divestiture of the company's Longwall business in 2023. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended March 31, 2024 - U.S. GAAP	$3,519	22.3%	$3,532	$688	$2,856	$5.75
Restructuring (income) - non-US mining entity divestiture	(64)	(0.5)%	(64)	54	(118)	(0.24)
Other restructuring (income) costs	58	0.4%	58	14	44	0.09
Three Months Ended March 31, 2024 - Adjusted	$3,513	22.2%	$3,526	$756	$2,782	$5.60

Three Months Ended March 31, 2023 - U.S. GAAP	$2,731	17.2%	$2,634	$708	$1,943	$3.74
Restructuring costs - Longwall divestiture	586	3.7%	586	—	586	1.13
Other restructuring (income) costs	25	0.2%	25	5	20	0.04
Three Months Ended March 31, 2023 - Adjusted	$3,342	21.1%	$3,245	$713	$2,549	$4.91

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate, excluding discrete items for the three months ended March 31, 2024, and 2023 is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) restructuring income related to the divestiture of a non-US mining entity, (ii) restructuring costs related to the divestiture of the company's Longwall business in 2023 and (iii) settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.

A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Dollars in millions)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended March 31, 2024 - U.S. GAAP	$3,532	$688	19.5%
Restructuring (income) - non-US mining entity divestiture	(64)	54
Excess stock-based compensation	—	38
Annual effective tax rate, excluding discrete items	$3,468	$780	22.5%

Excess stock-based compensation	—	(38)
Other restructuring (income) costs	58	14

Three Months Ended March 31, 2024 - Adjusted	$3,526	$756

Three Months Ended March 31, 2023 - U.S. GAAP	$2,634	$708	26.9%
Restructuring costs - Longwall divestiture	586	—
Excess stock-based compensation	—	32
Annual effective tax rate, excluding discrete items	$3,220	$740	23.0%

Excess stock-based compensation	—	(32)
Other restructuring (income) costs	25	5

Three Months Ended March 31, 2023 - Adjusted	$3,245	$713

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31,
	2024	2023
ME&T net cash provided by operating activities [1]	$1,771	$1,779
ME&T capital expenditures	(502)	(414)
ME&T free cash flow	$1,269	$1,365
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 60 - 61.

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

Pages 56 to 61 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$14,960	$14,960	$—	$—
Revenues of Financial Products	839	—	1,029	(190)	[1]
Total sales and revenues	15,799	14,960	1,029	(190)

Operating costs:
Cost of goods sold	9,662	9,664	—	(2)	[2]
Selling, general and administrative expenses	1,577	1,413	178	(14)	[2]
Research and development expenses	520	520	—	—
Interest expense of Financial Products	298	—	298	—
Other operating (income) expenses	223	(41)	285	(21)	[2]
Total operating costs	12,280	11,556	761	(37)

Operating profit	3,519	3,404	268	(153)

Interest expense excluding Financial Products	143	143	—	—
Other income (expense)	156	(20)	23	153	[3]

Consolidated profit before taxes	3,532	3,241	291	—

Provision (benefit) for income taxes	688	615	73	—
Profit of consolidated companies	2,844	2,626	218	—

Equity in profit (loss) of unconsolidated affiliated companies	10	10	—	—

Profit of consolidated and affiliated companies	2,854	2,636	218	—

Less: Profit (loss) attributable to noncontrolling interests	(2)	(3)	1	—

Profit [4]	$2,856	$2,639	$217	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$4,959	$3,963	$996	$—
Receivables – trade and other	9,296	3,814	658	4,824	[1,2]
Receivables – finance	9,446	—	14,509	(5,063)	[2]
Prepaid expenses and other current assets	3,010	2,665	379	(34)	[3]
Inventories	16,953	16,953	—	—
Total current assets	43,664	27,395	16,542	(273)

Property, plant and equipment – net	12,538	8,647	3,891	—
Long-term receivables – trade and other	1,200	538	57	605	[1,2]
Long-term receivables – finance	12,531	—	13,191	(660)	[2]
Noncurrent deferred and refundable income taxes	2,860	3,382	138	(660)	[4]
Intangible assets	516	516	—	—
Goodwill	5,277	5,277	—	—
Other assets	5,155	4,081	2,117	(1,043)	[5]
Total assets	$83,741	$49,836	$35,936	$(2,031)

Liabilities
Current liabilities:
Short-term borrowings	$3,568	$—	$3,568	$—
Accounts payable	7,778	7,699	337	(258)	[6,7]
Accrued expenses	4,821	4,287	534	—
Accrued wages, salaries and employee benefits	1,291	1,262	29	—
Customer advances	2,194	2,173	2	19	[7]
Other current liabilities	3,265	2,601	725	(61)	[4,8]
Long-term debt due within one year	9,454	1,045	8,409	—
Total current liabilities	32,371	19,067	13,604	(300)

Long-term debt due after one year	24,831	8,594	16,292	(55)	[9]
Liability for postemployment benefits	4,068	4,068	—	—
Other liabilities	4,826	3,979	1,553	(706)	[4]
Total liabilities	66,096	35,708	31,449	(1,061)
Commitments and contingencies
Shareholders’ equity
Common stock	5,663	5,663	905	(905)	[10]
Treasury stock	(40,039)	(40,039)	—	—
Profit employed in the business	54,108	49,422	4,674	12	[10]
Accumulated other comprehensive income (loss)	(2,093)	(926)	(1,167)	—
Noncontrolling interests	6	8	75	(77)	[10]
Total shareholders’ equity	17,645	14,128	4,487	(970)
Total liabilities and shareholders’ equity	$83,741	$49,836	$35,936	$(2,031)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,978	$6,106	$872	$—
Receivables – trade and other	9,310	3,971	570	4,769	[1,2]
Receivables – finance	9,510	—	14,499	(4,989)	[2]
Prepaid expenses and other current assets	4,586	4,327	341	(82)	[3]
Inventories	16,565	16,565	—	—
Total current assets	46,949	30,969	16,282	(302)

Property, plant and equipment – net	12,680	8,694	3,986	—
Long-term receivables – trade and other	1,238	565	85	588	[1,2]
Long-term receivables – finance	12,664	—	13,299	(635)	[2]
Noncurrent deferred and refundable income taxes	2,816	3,360	148	(692)	[4]
Intangible assets	564	564	—	—
Goodwill	5,308	5,308	—	—
Other assets	5,257	4,218	2,082	(1,043)	[5]
Total assets	$87,476	$53,678	$35,882	$(2,084)

Liabilities
Current liabilities:
Short-term borrowings	$4,643	$—	$4,643	$—
Accounts payable	7,906	7,827	314	(235)	[6,7]
Accrued expenses	4,958	4,361	597	—
Accrued wages, salaries and employee benefits	2,757	2,696	61	—
Customer advances	1,929	1,912	2	15	[7]
Dividends payable	649	649	—	—
Other current liabilities	3,123	2,583	647	(107)	[4,8]
Long-term debt due within one year	8,763	1,044	7,719	—
Total current liabilities	34,728	21,072	13,983	(327)

Long-term debt due after one year	24,472	8,626	15,893	(47)	[9]
Liability for postemployment benefits	4,098	4,098	—	—
Other liabilities	4,675	3,806	1,607	(738)	[4]
Total liabilities	67,973	37,602	31,483	(1,112)
Commitments and contingencies
Shareholders’ equity
Common stock	6,403	6,403	905	(905)	[10]
Treasury stock	(36,339)	(36,339)	—	—
Profit employed in the business	51,250	46,783	4,457	10	[10]
Accumulated other comprehensive income (loss)	(1,820)	(783)	(1,037)	—
Noncontrolling interests	9	12	74	(77)	[10]
Total shareholders’ equity	19,503	16,076	4,399	(972)
Total liabilities and shareholders’ equity	$87,476	$53,678	$35,882	$(2,084)

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
8     Elimination of prepaid insurance in Financial Products' other liabilities.
9     Elimination of debt between ME&T and Financial Products.
10     Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,854	$2,636	$218	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	524	328	196	—
Provision (benefit) for deferred income taxes	(54)	(23)	(31)	—
(Gain) loss on divestiture	(64)	(64)	—	—
Other	(5)	(16)	(120)	131	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(81)	111	(40)	(152)	[1,2]
Inventories	(439)	(434)	—	(5)	[1]
Accounts payable	203	179	30	(6)	[1]
Accrued expenses	(38)	(47)	9	—
Accrued wages, salaries and employee benefits	(1,454)	(1,422)	(32)	—
Customer advances	279	279	—	—
Other assets – net	60	102	3	(45)	[1]
Other liabilities – net	267	142	75	50	[1]
Net cash provided by (used for) operating activities	2,052	1,771	308	(27)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(500)	(493)	(8)	1	[1]
Expenditures for equipment leased to others	(236)	(9)	(233)	6	[1]
Proceeds from disposals of leased assets and property, plant and equipment	155	5	152	(2)	[1]
Additions to finance receivables	(3,256)	—	(3,573)	317	[2]
Collections of finance receivables	3,140	—	3,572	(432)	[2]
Net intercompany purchased receivables	—	—	(137)	137	[2]
Proceeds from sale of finance receivables	13	—	13	—
Net intercompany borrowings	—	—	3	(3)	[3]
Proceeds from sale of businesses and investments (net of cash sold)	42	42	—	—
Proceeds from maturities and sale of securities	1,867	1,797	70	—
Investments in securities	(275)	(148)	(127)	—
Other – net	8	31	(23)	—
Net cash provided by (used for) investing activities	958	1,225	(291)	24

Cash flow from financing activities:
Dividends paid	(648)	(648)	—	—
Common stock issued, including treasury shares reissued	(8)	(8)	—	—
Common shares repurchased	(4,455)	(4,455)	—	—
Net intercompany borrowings	—	(3)	—	3	[3]
Proceeds from debt issued (original maturities greater than three months)	2,731	—	2,731	—
Payments on debt (original maturities greater than three months)	(1,570)	(6)	(1,564)	—
Short-term borrowings – net (original maturities three months or less)	(1,050)	—	(1,050)	—
Net cash provided by (used for) financing activities	(5,000)	(5,120)	117	3
Effect of exchange rate changes on cash	(30)	(20)	(10)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,020)	(2,144)	124	—
Cash, cash equivalents and restricted cash at beginning of period	6,985	6,111	874	—
Cash, cash equivalents and restricted cash at end of period	$4,965	$3,967	$998	$—

1    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
2    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
3    Elimination of net proceeds and payments to/from ME&T and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,942	$1,842	$178	$(78)	[1,5]
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	532	342	190	—
Provision (benefit) for deferred income taxes	(191)	(169)	(22)	—
(Gain) loss on divestiture	572	572	—	—
Other	117	124	(143)	136	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(329)	205	14	(548)	[2,3]
Inventories	(1,403)	(1,402)	—	(1)	[2]
Accounts payable	477	465	34	(22)	[2]
Accrued expenses	38	6	32	—
Accrued wages, salaries and employee benefits	(950)	(928)	(22)	—
Customer advances	365	365	—	—
Other assets – net	107	223	4	(120)	[2]
Other liabilities – net	296	134	37	125	[2]
Net cash provided by (used for) operating activities	1,573	1,779	302	(508)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(422)	(414)	(9)	1	[2]
Expenditures for equipment leased to others	(328)	—	(330)	2	[2]
Proceeds from disposals of leased assets and property, plant and equipment	184	7	179	(2)	[2]
Additions to finance receivables	(3,020)	—	(3,462)	442	[3]
Collections of finance receivables	3,169	—	3,437	(268)	[3]
Net intercompany purchased receivables	—	—	(258)	258	[3]
Proceeds from sale of finance receivables	24	—	24	—
Net intercompany borrowings	—	—	2	(2)	[4]
Investments and acquisitions (net of cash acquired)	(5)	(5)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(14)	(14)	—	—
Proceeds from sale of securities	239	162	77	—
Investments in securities	(536)	(433)	(103)	—
Other – net	26	27	(1)	—
Net cash provided by (used for) investing activities	(683)	(670)	(444)	431

Cash flow from financing activities:
Dividends paid	(620)	(620)	(75)	75	[5]
Common stock issued, including treasury shares reissued	(25)	(25)	—	—
Common shares repurchased	(400)	(400)	—	—
Net intercompany borrowings	—	(2)	—	2	[4]
Proceeds from debt issued (original maturities greater than three months)	1,517	—	1,517	—
Payments on debt (original maturities greater than three months)	(1,475)	(90)	(1,385)	—
Short-term borrowings – net (original maturities three months or less)	(103)	(3)	(100)	—
Net cash provided by (used for) financing activities	(1,106)	(1,140)	(43)	77
Effect of exchange rate changes on cash	(1)	4	(5)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(217)	(27)	(190)	—
Cash, cash equivalents and restricted cash at beginning of period	7,013	6,049	964	—
Cash, cash equivalents and restricted cash at end of period	$6,796	$6,022	$774	$—

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2024, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
January 1-31, 2024	1,807,341	$290.48	1,807,341		$7.300
February 1-29, 2024	9,087,832	$317.80	9,087,832	[2]	$3.520
March 1-31, 2024	433,314	$346.15	433,314		$3.370
Total	11,328,487	$314.53	11,328,487

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. As of March 31, 2024, approximately $3.4 billion remained available under the 2022 Authorization.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the fourth quarter of 2023 and first quarter of 2024.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2024, we had 32 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 15,000 active participants in the aggregate. During the first quarter of 2024, approximately 54,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5.     Other Information

On February 29, 2024, Cheryl Johnson, the Company's Chief Human Resources Officer, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) August 29, 2024 and (2) the date on which an aggregate of 3,016 shares of our common stock have been sold under the plan.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan*
10.2	Form of Restricted Stock Unit Award for Directors pursuant to the 2023 Long-Term Incentive Plan*
10.3	Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan*
10.4	Form of Performance-Based Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan*
10.5	Consulting Agreement between Suzette M. Long and Caterpillar Inc., dated January 29, 2024
31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
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

CATERPILLAR INC.

May 1, 2024	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

May 1, 2024	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

May 1, 2024	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

May 1, 2024	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp