Form 10-Q
period 2024-06-30
CATERPILLAR INC
filed 2024-08-07
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number:  1-768
CATERPILLAR INC.
(Exact name of registrant as specified in its charter)

Delaware				37-0602744
(State or other jurisdiction of incorporation)				(IRS Employer I.D. No.)
5205 N. O'Connor Boulevard,	Suite 100,	Irving,	Texas	75039
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (972) 891-7700
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1.00 par value)	CAT	New York Stock Exchange
5.3% Debentures due September 15, 2035	CAT35	New York Stock Exchange
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

At June 30, 2024, 484,898,116 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2024	2023
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,840	$16,545
Revenues of Financial Products	849	773
Total sales and revenues	16,689	17,318

Operating costs:
Cost of goods sold	10,150	11,065
Selling, general and administrative expenses	1,652	1,528
Research and development expenses	535	528
Interest expense of Financial Products	314	245
Other operating (income) expenses	556	300
Total operating costs	13,207	13,666

Operating profit	3,482	3,652

Interest expense excluding Financial Products	137	127
Other income (expense)	155	127

Consolidated profit before taxes	3,500	3,652

Provision (benefit) for income taxes	836	752
Profit of consolidated companies	2,664	2,900

Equity in profit (loss) of unconsolidated affiliated companies	17	24

Profit of consolidated and affiliated companies	2,681	2,924

Less: Profit (loss) attributable to noncontrolling interests	—	2

Profit [1]	$2,681	$2,922

Profit per common share	$5.50	$5.70

Profit per common share – diluted [2]	$5.48	$5.67

Weighted-average common shares outstanding (millions)
– Basic	487.2	512.9
– Diluted [2]	489.5	515.0
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2024	2023

Profit of consolidated and affiliated companies	$2,681	$2,924
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(71)	(142)
Pension and other postretirement benefits:	(3)	(3)
Derivative financial instruments:	(62)	(41)
Available-for-sale securities:	(1)	(14)

Total other comprehensive income (loss), net of tax	(137)	(200)
Comprehensive income	2,544	2,724
Less: comprehensive income (loss) attributable to the noncontrolling interests	—	2
Comprehensive income attributable to shareholders	$2,544	$2,722
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2024	2023
Sales and revenues:
Sales of Machinery, Energy & Transportation	$30,800	$31,644
Revenues of Financial Products	1,688	1,536
Total sales and revenues	32,488	33,180

Operating costs:
Cost of goods sold	19,812	21,168
Selling, general and administrative expenses	3,229	2,991
Research and development expenses	1,055	1,000
Interest expense of Financial Products	612	462
Other operating (income) expenses	779	1,176
Total operating costs	25,487	26,797

Operating profit	7,001	6,383

Interest expense excluding Financial Products	280	256
Other income (expense)	311	159

Consolidated profit before taxes	7,032	6,286

Provision (benefit) for income taxes	1,524	1,460
Profit of consolidated companies	5,508	4,826

Equity in profit (loss) of unconsolidated affiliated companies	27	40

Profit of consolidated and affiliated companies	5,535	4,866

Less: Profit (loss) attributable to noncontrolling interests	(2)	1

Profit [1]	$5,537	$4,865

Profit per common share	$11.28	$9.46

Profit per common share – diluted [2]	$11.23	$9.41

Weighted-average common shares outstanding (millions)
– Basic	490.7	514.3
– Diluted [2]	493.3	517.1
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023

Profit of consolidated and affiliated companies	$5,535	$4,866
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	(328)	465
Pension and other postretirement benefits:	(6)	(5)
Derivative financial instruments:	(62)	43
Available-for-sale securities:	(14)	8

Total other comprehensive income (loss), net of tax	(410)	511
Comprehensive income	5,125	5,377
Less: comprehensive income (loss) attributable to the noncontrolling interests	(2)	1
Comprehensive income attributable to shareholders	$5,127	$5,376
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,341	$6,978
Receivables – trade and other	9,421	9,310
Receivables – finance	9,516	9,510
Prepaid expenses and other current assets	2,736	4,586
Inventories	17,082	16,565
Total current assets	43,096	46,949

Property, plant and equipment – net	12,582	12,680
Long-term receivables – trade and other	1,181	1,238
Long-term receivables – finance	12,797	12,664
Noncurrent deferred and refundable income taxes	2,920	2,816
Intangible assets	488	564
Goodwill	5,264	5,308
Other assets	5,008	5,257
Total assets	$83,336	$87,476

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$5,298	$4,643
Accounts payable	7,575	7,906
Accrued expenses	4,947	4,958
Accrued wages, salaries and employee benefits	1,677	2,757
Customer advances	2,324	1,929
Dividends payable	684	649
Other current liabilities	2,882	3,123
Long-term debt due within one year:
Machinery, Energy & Transportation	45	1,044
Financial Products	8,132	7,719
Total current liabilities	33,564	34,728

Long-term debt due after one year:
Machinery, Energy & Transportation	8,537	8,579
Financial Products	15,299	15,893
Liability for postemployment benefits	3,993	4,098
Other liabilities	4,807	4,675
Total liabilities	66,200	67,973
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/24 and 12/31/23 – 814,894,624) at paid-in amount	5,517	6,403
Treasury stock: (6/30/24 – 329,996,508 shares; 12/31/23 – 315,517,355 shares) at cost	(41,612)	(36,339)
Profit employed in the business	55,455	51,250
Accumulated other comprehensive income (loss)	(2,230)	(1,820)
Noncontrolling interests	6	9
Total shareholders’ equity	17,136	19,503
Total liabilities and shareholders’ equity	$83,336	$87,476
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	$6,546	$(32,108)	$45,457	$(1,746)	$21	$18,170
Profit (loss) of consolidated and affiliated companies	—	—	2,922	—	2	2,924
Foreign currency translation, net of tax	—	—	—	(142)	—	(142)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(41)	—	(41)
Available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Dividends declared [1]	—	—	(1,285)	—	—	(1,285)
Common shares issued from treasury stock for stock-based compensation: 137,444	(5)	8	—	—	—	3
Stock-based compensation expense	74	—	—	—	—	74
Common shares repurchased: 5,914,408 [2]	—	(1,279)	—	—	—	(1,279)
Outstanding authorized accelerated share repurchase	(150)	—	—	—	—	(150)
Other	13	(12)	—	—	(2)	(1)
Balance at June 30, 2023	$6,478	$(33,391)	$47,094	$(1,946)	$21	$18,256

Three Months Ended June 30, 2024
Balance at March 31, 2024	$5,663	$(40,039)	$54,108	$(2,093)	$6	$17,645
Profit (loss) of consolidated and affiliated companies	—	—	2,681	—	—	2,681
Foreign currency translation, net of tax	—	—	—	(71)	—	(71)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(62)	—	(62)
Available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Dividends declared [1]	—	—	(1,334)	—	—	(1,334)
Common shares issued from treasury stock for stock-based compensation: 203,219	4	12	—	—	—	16
Stock-based compensation expense	75	—	—	—	—	75
Common shares repurchased: 4,578,023 [2]	—	(1,570)	—	—	—	(1,570)
Outstanding authorized accelerated share repurchase	(250)	—	—	—	—	(250)
Other	25	(15)	—	—	—	10
Balance at June 30, 2024	$5,517	$(41,612)	$55,455	$(2,230)	$6	$17,136

1 Dividends per share of common stock of $2.71 and $2.50 were declared in the three months ended June 30, 2024 and 2023, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2023
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit (loss) of consolidated and affiliated companies	—	—	4,865	—	1	4,866
Foreign currency translation, net of tax	—	—	—	465	—	465
Pension and other postretirement benefits, net of tax	—	—	—	(5)	—	(5)
Derivative financial instruments, net of tax	—	—	—	43	—	43
Available-for-sale securities, net of tax	—	—	—	8	—	8
Dividends declared [1]	—	—	(1,285)	—	—	(1,285)
Common shares issued from treasury stock for stock-based compensation: 1,413,775	(71)	49	—	—	—	(22)
Stock-based compensation expense	118	—	—	—	—	118
Outstanding authorized accelerated stock repurchases	(150)	—	—	—	—	(150)
Common shares repurchased: 7,616,168 [2]	—	(1,679)	—	—	—	(1,679)
Other	21	(13)	—	—	(2)	6
Balance at June 30, 2023	$6,478	$(33,391)	$47,094	$(1,946)	$21	$18,256

Six Months Ended June 30, 2024
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	5,537	—	(2)	5,535
Foreign currency translation, net of tax	—	—	—	(328)	—	(328)
Pension and other postretirement benefits, net of tax	—	—	—	(6)	—	(6)
Derivative financial instruments, net of tax	—	—	—	(62)	—	(62)
Available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Dividends declared [1]	—	—	(1,332)	—	—	(1,332)
Common shares issued from treasury stock for stock-based compensation: 1,427,357	(41)	49	—	—	—	8
Stock-based compensation expense	119	—	—	—	—	119
Common shares repurchased: 15,906,510 [2]	—	(5,275)	—	—	—	(5,275)
Outstanding authorized accelerated stock repurchases	(1,000)	—	—	—	—	(1,000)
Other	36	(47)	—	—	(1)	(12)
Balance at June 30, 2024	$5,517	$(41,612)	$55,455	$(2,230)	$6	$17,136

1 Dividends per share of common stock of $2.71 and $2.50 were declared in the six months ended June 30, 2024 and 2023, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,535	$4,866
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,055	1,074
Provision (benefit) for deferred income taxes	(133)	(355)
(Gain) loss on divestiture	164	572
Other	105	106
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(245)	(465)
Inventories	(643)	(1,560)
Accounts payable	(21)	34
Accrued expenses	69	381
Accrued wages, salaries and employee benefits	(1,056)	(562)
Customer advances	341	284
Other assets – net	20	81
Other liabilities – net	(118)	366
Net cash provided by (used for) operating activities	5,073	4,822

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(841)	(683)
Expenditures for equipment leased to others	(614)	(774)
Proceeds from disposals of leased assets and property, plant and equipment	342	368
Additions to finance receivables	(7,446)	(6,973)
Collections of finance receivables	6,743	6,759
Proceeds from sale of finance receivables	37	29
Investments and acquisitions (net of cash acquired)	(32)	(20)
Proceeds from sale of businesses and investments (net of cash sold)	(61)	(14)
Proceeds from maturities and sale of securities	2,574	463
Investments in securities	(523)	(1,078)
Other – net	57	41
Net cash provided by (used for) investing activities	236	(1,882)

Cash flow from financing activities:
Dividends paid	(1,283)	(1,238)
Common stock issued, including treasury shares reissued	8	(22)
Payments to purchase common stock	(6,275)	(1,829)
Proceeds from debt issued (original maturities greater than three months):
Financial Products	4,151	3,299
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(1,014)	(95)
Financial Products	(4,203)	(2,208)
Short-term borrowings – net (original maturities three months or less)	687	(406)
Net cash provided by (used for) financing activities	(7,929)	(2,499)
Effect of exchange rate changes on cash	(17)	(60)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,637)	381
Cash, cash equivalents and restricted cash at beginning of period	6,985	7,013
Cash, cash equivalents and restricted cash at end of period	$4,348	$7,394
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                   A.  Nature of operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Energy & Transportation (ME&T) — We define ME&T as Caterpillar Inc. and its subsidiaries, excluding Financial Products. ME&T’s information relates to the design, manufacturing and marketing of our products.

Financial Products — We define Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2024 and 2023, (b) the consolidated comprehensive income for the three and six months ended June 30, 2024 and 2023, (c) the consolidated financial position at June 30, 2024 and December 31, 2023, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and (e) the consolidated cash flow for the six months ended June 30, 2024 and 2023.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $8,024 million, $7,923 million and $7,551 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively. Long-term trade receivables from dealers and end users were $625 million, $589 million and $506 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $243 million, $246 million and $247 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,728 million, $2,389 million and $2,314 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2024, we recognized $360 million and $1,173 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2024. During the three and six months ended June 30, 2023, we recognized $398 million and $1,135 million, respectively.

As of June 30, 2024, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $13.4 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following June 30, 2024. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $75 million and $119 million for the three and six months ended June 30, 2024, respectively, and $74 million and $118 million for the three and six months ended June 30, 2023, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	296,295	$104.27	$338.65	777,275	$75.79	$253.98
RSUs	379,621	$338.65	$338.65	379,426	$253.98	$253.98
PRSUs	169,120	$408.64	$338.65	221,869	$253.98	$253.98

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the six months ended June 30, 2024 and 2023, respectively:

	Grant Year
	2024	2023
Weighted-average dividend yield	2.40%	2.60%
Weighted-average volatility	30.7%	31.0%
Range of volatilities	26.3% - 32.3%	28.5% - 35.5%
Range of risk-free interest rates	4.28% - 5.03%	3.92% - 5.03%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the six months ended June 30, 2024:

Grant Year
2024
Expected volatility of the Company's stock	29.8%
Risk-free interest rate	4.38%

As of June 30, 2024, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $241 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.8 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of June 30, 2024, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	June 30, 2024		December 31, 2023
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$322	$(140)	$389	$(155)
Interest rate contracts	15	(243)	58	(209)
Total	$337	$(383)	$447	$(364)

Undesignated derivatives
Foreign exchange contracts	$54	$(22)	$55	$(82)
Commodity contracts	6	(4)	18	(9)
Total return swap contracts	5	(2)	—	—
Total	$65	$(28)	$73	$(91)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of June 30, 2024 and December 31, 2023 were $24.7 billion and $25.6 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended June 30,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$64	$31	$(13)	$(26)	$56	$28
Interest rate contracts	(38)	(34)	4	14	14	14
Commodity contracts	11	(20)	—	—	—	—
Total return swap contracts	(12)	—	—	—	—	—
Total	$25	$(23)	$(9)	$(12)	$70	$42

[1] Foreign exchange contract, Commodity contract and Total return swap contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

(Millions of dollars)	Six Months Ended June 30,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$93	$3	$82	$32	$147	$(37)
Interest rate contracts	(74)	(60)	15	12	29	27
Commodity contracts	1	(12)	—	—	—	—
Total return swap contracts	18	—	—	—	—	—
Total	$38	$(69)	$97	$44	$176	$(10)

[1] Foreign exchange contract, Commodity contract and Total return swap contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term debt due within one year	$793	$982	$(11)	$(23)
Long-term debt due after one year	5,070	4,245	(225)	(156)
Total	$5,863	$5,227	$(236)	$(179)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of June 30, 2024 and December 31, 2023, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$402	$(411)	$520	$(455)
Financial Instruments Not Offset	(155)	155	(202)	202
Net Amount	$247	$(256)	$318	$(253)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2024	December 31, 2023
Raw materials	$6,662	$6,492
Work-in-process	1,465	1,411
Finished goods	8,593	8,308
Supplies	362	354
Total inventories	$17,082	$16,565

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	June 30, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,226	$(1,882)	$344
Intellectual property	496	(390)	106
Other	117	(79)	38
Total finite-lived intangible assets	$2,839	$(2,351)	$488

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,232	$(1,814)	$418
Intellectual property	484	(380)	104
Other	117	(75)	42
Total finite-lived intangible assets	$2,833	$(2,269)	$564

Amortization expense for the three and six months ended June 30, 2024 was $43 million and $87 million, respectively. Amortization expense for the three and six months ended June 30, 2023 was $64 million and $130 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2024	2025	2026	2027	2028	Thereafter
$88	$167	$96	$33	$26	$78

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2024 or 2023.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2024 were as follows:

(Millions of dollars)	December 31, 2023	Other Adjustments [1]	June 30, 2024
Construction Industries
Goodwill	$277	$(16)	$261
Impairments	(22)	—	(22)
Net goodwill	255	(16)	239
Resource Industries
Goodwill	4,151	(12)	4,139
Impairments	(1,175)	—	(1,175)
Net goodwill	2,976	(12)	2,964
Energy & Transportation
Goodwill	2,959	(11)	2,948
Impairments	(925)	—	(925)
Net goodwill	2,034	(11)	2,023
All Other [2]
Goodwill	43	(5)	38
Consolidated total
Goodwill	7,430	(44)	7,386
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,308	$(44)	$5,264

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	June 30, 2024			December 31, 2023
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	67	(2)	65	62	(2)	60

Corporate debt securities
Corporate bonds and other debt securities	2,870	(45)	2,825	3,031	(36)	2,995
Asset-backed securities	204	(1)	203	195	(3)	192

Mortgage-backed debt securities
U.S. governmental agency	452	(33)	419	433	(23)	410
Residential	2	(1)	1	3	(1)	2
Commercial	136	(8)	128	137	(9)	128
Total available-for-sale debt securities	$3,741	$(90)	$3,651	$3,871	$(74)	$3,797

Available-for-sale debt securities in an unrealized loss position:

	June 30, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$60	$2	$60	$2

Corporate debt securities
Corporate bonds	826	3	1,240	46	2,066	49
Asset-backed securities	8	—	37	3	45	3

Mortgage-backed debt securities
U.S. governmental agency	61	1	307	32	368	33
Residential	—	—	1	1	1	1
Commercial	6	—	119	8	125	8
Total	$901	$4	$1,764	$92	$2,665	$96

	December 31, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$25	$3	$25	$3
Corporate debt securities
Corporate bonds	765	—	1,011	45	1,776	45
Asset-backed securities	9	—	97	3	106	3

Mortgage-backed debt securities
U.S. governmental agency	33	—	287	25	320	25
Commercial	2	—	121	9	123	9
Total	$809	$—	$1,541	$85	$2,350	$85

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2024.

The cost basis and fair value of available-for-sale debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2024
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$1,066	$1,056
Due after one year through five years	1,747	1,711
Due after five years through ten years	223	220
Due after ten years	115	116
U.S. governmental agency mortgage-backed securities	452	419
Residential mortgage-backed securities	2	1
Commercial mortgage-backed securities	136	128
Total debt securities – available-for-sale	$3,741	$3,651

Sales of available-for-sale debt securities:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Proceeds from the sale of available-for-sale securities	$300	$216	$660	$439
Gross gains from the sale of available-for-sale securities	$—	$—	$—	$—
Gross losses from the sale of available-for-sale securities	$1	$—	$2	$—

In addition, we had $1,900 million of investments in time deposits classified as held-to-maturity debt securities as of December 31, 2023. We did not have any investments classified as held-to-maturity debt securities as of June 30, 2024. These investments matured within one year and were included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

For the three months ended June 30, 2024 and 2023, the net unrealized gains (losses) for equity securities held at June 30, 2024 and 2023 were $(3) million and $(4) million, respectively. For the six months ended June 30, 2024 and 2023, the net unrealized gains (losses) for equity securities held at June 30, 2024 and 2023 were $14 million and $(14) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
(Millions of dollars)	2024	2023	2024	2023	2024	2023
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$11	$10	$17	$17
Interest cost	157	164	31	30	33	36
Expected return on plan assets	(175)	(172)	(42)	(40)	(2)	(3)
Amortization of prior service cost (credit)	—	—	—	—	(4)	(3)
Net periodic benefit cost (benefit) [1]	$(18)	$(8)	$—	$—	$44	$47

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$22	$20	$34	$34
Interest cost	313	328	61	61	66	72
Expected return on plan assets	(350)	(344)	(84)	(80)	(4)	(6)
Amortization of prior service cost (credit)	—	—	—	—	(7)	(6)
Net periodic benefit cost (benefit) [1]	$(37)	$(16)	$(1)	$1	$89	$94

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $59 million and $172 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2024, respectively. We currently anticipate full-year 2024 contributions of approximately $273 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
U.S. Plans [1]	$115	$136	$338	$285
Non-U.S. Plans	32	29	62	58
	$147	$165	$400	$343

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Finance lease revenue	$107	$105	$215	$209
Operating lease revenue	293	275	606	550
Total	$400	$380	$821	$759

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $406 million and $353 million at June 30, 2024 and December 31, 2023, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2024 and December 31, 2023, the SPC’s assets of $1.35 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.35 billion and $1.35 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat

Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the six months ended June 30 was as follows:

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Warranty liability, beginning of period	$1,894	$1,761
Reduction in liability (payments)	(387)	(410)
Increase in liability (new warranties)	276	471
Warranty liability, end of period	$1,783	$1,822

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)	2024	2023	2024	2023
Profit for the period (A) [1]	$2,681	$2,922	$5,537	$4,865
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	487.2	512.9	490.7	514.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.3	2.1	2.6	2.8
Average common shares outstanding for fully diluted computation (C) [2]	489.5	515.0	493.3	517.1
Profit per share of common stock:
Assuming no dilution (A/B)	$5.50	$5.70	$11.28	$9.46
Assuming full dilution (A/C) [2]	$5.48	$5.67	$11.23	$9.41
Shares outstanding as of June 30, (in millions)			484.9	510.1

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and six months ended June 30, 2024 and 2023, we excluded 0.3 million and 0.8 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and six months ended June 30, 2024, we repurchased 4.6 million and 15.9 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.6 billion and $5.3 billion, respectively. For the three and six months ended June 30, 2023, we repurchased 5.9 million and 7.6 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.3 billion and $1.7 billion, respectively. We made these purchases through the combination of accelerated stock repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2024 and 2023.

In the first quarter of 2024, we entered into ASR agreements to repurchase an aggregate of $3.50 billion of common stock. We advanced the $3.50 billion and received approximately 7.6 million shares of Caterpillar common stock with a value of $2.45 billion. In the second quarter of 2024, we entered into ASR agreements to repurchase an aggregate of $1.00 billion of common stock. We advanced the $1.00 billion and received approximately 2.2 million shares of Caterpillar common stock with a value of $750 million. These ASR agreements may last into the fourth quarter of 2024. The final number of shares to ultimately be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The remaining $1.30 billion was evaluated as unsettled forward contracts and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Foreign currency translation:
Beginning balance	$(2,039)	$(1,721)	$(1,782)	$(2,328)
Gains (losses) on foreign currency translation	(128)	(144)	(341)	(41)
Less: Tax provision /(benefit)	4	(2)	15	(12)
Net gains (losses) on foreign currency translation	(132)	(142)	(356)	(29)
(Gains) losses reclassified to earnings	61	—	28	494
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	61	—	28	494
Other comprehensive income (loss), net of tax	(71)	(142)	(328)	465
Ending balance	$(2,110)	$(1,863)	$(2,110)	$(1,863)
Pension and other postretirement benefits
Beginning balance	$(52)	$(41)	$(49)	$(39)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(4)	(3)	(7)	(6)
Less: Tax provision /(benefit)	(1)	—	(1)	(1)
Net amortization of prior service (credit) cost	(3)	(3)	(6)	(5)
Other comprehensive income (loss), net of tax	(3)	(3)	(6)	(5)
Ending balance	$(55)	$(44)	$(55)	$(44)
Derivative financial instruments
Beginning balance	$67	$112	$67	$28
Gains (losses) deferred	(9)	(12)	97	44
Less: Tax provision /(benefit)	(1)	(3)	27	9
Net gains (losses) deferred	(8)	(9)	70	35
(Gains) losses reclassified to earnings	(70)	(42)	(176)	10
Less: Tax provision /(benefit)	(16)	(10)	(44)	2
Net (gains) losses reclassified to earnings	(54)	(32)	(132)	8
Other comprehensive income (loss), net of tax	(62)	(41)	(62)	43
Ending balance	$5	$71	$5	$71
Available-for-sale securities
Beginning balance	$(69)	$(96)	$(56)	$(118)
Gains (losses) deferred	(1)	(16)	(18)	10
Less: Tax provision /(benefit)	1	(2)	(2)	2
Net gains (losses) deferred	(2)	(14)	(16)	8
(Gains) losses reclassified to earnings	1	—	2	—
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	1	—	2	—
Other comprehensive income (loss), net of tax	(1)	(14)	(14)	8
Ending balance	$(70)	$(110)	$(70)	$(110)

Total AOCI Ending Balance at June 30,	$(2,230)	$(1,946)	$(2,230)	$(1,946)

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

15.                              Income taxes

The effective tax rate for the three months ended June 30, 2024 of 23.9 percent was negatively impacted by losses for the divestiture of two non-U.S. entities with no related tax benefit compared to 20.6 percent for the three months ended June 30, 2023 which included a benefit due to a change in a valuation allowance for certain deferred tax assets. The effective tax rate for the six months ended June 30, 2024 was 21.7 percent compared to 23.2 percent for the six months ended June 30, 2023.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 31 to 33 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

•Corporate costs: These costs are related to corporate requirements primarily for compliance and legal functions for the benefit of the entire organization.

•Restructuring income/costs: May include costs for employee separation, long-lived asset impairments, contract terminations and (gains)/losses on divestitures. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold. See Note 20 for more information.

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

For the three and six months ended June 30, 2024 and 2023, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2024
Construction Industries	$3,957	$677	$1,047	$975	$6,656		$27	$6,683
Resource Industries	1,206	524	442	950	3,122		84	3,206
Energy & Transportation	3,308	439	1,421	912	6,080		1,257	7,337
Financial Products Segment	668	101	124	111	1,004	[1]	—	1,004
Total sales and revenues from reportable segments	9,139	1,741	3,034	2,948	16,862		1,368	18,230
All Other Segment	13	—	4	12	29		79	108
Corporate Items and Eliminations	(109)	(22)	(41)	(30)	(202)		(1,447)	(1,649)
Total Sales and Revenues	$9,043	$1,719	$2,997	$2,930	$16,689		$—	$16,689

Three Months Ended June 30, 2023
Construction Industries	$3,968	$566	$1,438	$1,149	$7,121		$33	$7,154
Resource Industries	1,342	538	517	1,076	3,473		90	3,563
Energy & Transportation	3,120	459	1,479	899	5,957		1,262	7,219
Financial Products Segment	593	102	118	110	923	[1]	—	923
Total sales and revenues from reportable segments	9,023	1,665	3,552	3,234	17,474		1,385	18,859
All Other Segment	16	—	4	14	34		82	116
Corporate Items and Eliminations	(117)	(23)	(23)	(27)	(190)		(1,467)	(1,657)
Total Sales and Revenues	$8,922	$1,642	$3,533	$3,221	$17,318		$—	$17,318

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $180 million and $172 million in the three months ended June 30, 2024 and 2023, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2024
Construction Industries	$7,790	$1,272	$2,043	$1,968	$13,073		$34	$13,107
Resource Industries	2,470	1,000	907	1,841	6,218		181	6,399
Energy & Transportation	6,259	847	2,715	1,746	11,567		2,451	14,018
Financial Products Segment	1,327	202	247	219	1,995	[1]	—	1,995
Total sales and revenues from reportable segments	17,846	3,321	5,912	5,774	32,853		2,666	35,519
All Other Segment	31	(1)	8	25	63		154	217
Corporate Items and Eliminations	(261)	(42)	(71)	(54)	(428)		(2,820)	(3,248)
Total Sales and Revenues	$17,616	$3,278	$5,849	$5,745	$32,488		$—	$32,488

Six Months Ended June 30, 2023
Construction Industries	$7,576	$1,165	$2,774	$2,310	$13,825		$75	$13,900
Resource Industries	2,650	1,012	1,116	2,054	6,832		158	6,990
Energy & Transportation	5,692	839	2,863	1,618	11,012		2,461	13,473
Financial Products Segment	1,168	206	232	219	1,825	[1]	—	1,825
Total sales and revenues from reportable segments	17,086	3,222	6,985	6,201	33,494		2,694	36,188
All Other Segment	34	—	8	27	69		158	227
Corporate Items and Eliminations	(248)	(41)	(42)	(52)	(383)		(2,852)	(3,235)
Total Sales and Revenues	$16,872	$3,181	$6,951	$6,176	$33,180		$—	$33,180

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $357 million and $334 million in the six months ended June 30, 2024 and 2023, respectively.

For the three and six months ended June 30, 2024 and 2023, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Oil and gas	$1,829	$1,760	$3,397	$3,074
Power generation	1,885	1,645	3,503	2,929
Industrial	1,045	1,318	2,034	2,573
Transportation	1,321	1,234	2,633	2,436
Energy & Transportation External Sales	$6,080	$5,957	$11,567	$11,012

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Profit from reportable segments:
Construction Industries	$1,741	$1,803	$3,505	$3,593
Resource Industries	718	740	1,448	1,504
Energy & Transportation	1,525	1,269	2,826	2,326
Financial Products Segment	227	240	520	472
Total profit from reportable segments	4,211	4,052	8,299	7,895
Profit from All Other Segment	21	10	45	21
Cost centers	(2)	13	12	43
Corporate costs	(276)	(211)	(477)	(449)
Timing	82	95	15	(111)
Restructuring income (costs)	(258)	(31)	(252)	(642)
Methodology differences:
Inventory/cost of sales	9	13	3	139
Postretirement benefit expense	1	(40)	(55)	(71)
Stock-based compensation expense	(75)	(74)	(119)	(118)
Financing costs	(41)	(52)	(69)	(102)
Currency	21	54	108	28
Other income/expense methodology differences	(168)	(158)	(418)	(304)
Other methodology differences	(25)	(19)	(60)	(43)
Total consolidated profit before taxes	$3,500	$3,652	$7,032	$6,286

Reconciliation of Assets:

(Millions of dollars)	June 30, 2024	December 31, 2023
Assets from reportable segments:
Construction Industries	$5,696	$5,384
Resource Industries	5,611	5,742
Energy & Transportation	11,119	10,555
Financial Products Segment	36,221	35,685
Total assets from reportable segments	58,647	57,366
Assets from All Other Segment	1,928	1,890
Items not included in segment assets:
Cash and cash equivalents	3,481	6,106
Deferred income taxes	2,800	2,668
Goodwill and intangible assets	4,138	4,452
Property, plant and equipment – net and other assets	4,457	6,548
Inventory methodology differences	(3,493)	(3,169)
Liabilities included in segment assets	11,974	11,781
Other	(596)	(166)
Total assets	$83,336	$87,476

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization from reportable segments:
Construction Industries	$57	$54	$113	$108
Resource Industries	63	82	126	169
Energy & Transportation	143	133	280	262
Financial Products Segment	185	181	370	359
Total depreciation and amortization from reportable segments	448	450	889	898
Items not included in segment depreciation and amortization:
All Other Segment	62	60	123	117
Cost centers	24	22	47	42
Other	(3)	10	(4)	17
Total depreciation and amortization	$531	$542	$1,055	$1,074

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital expenditures from reportable segments:
Construction Industries	$55	$51	$113	$83
Resource Industries	52	44	86	70
Energy & Transportation	257	177	379	346
Financial Products Segment	320	410	554	689
Total capital expenditures from reportable segments	684	682	1,132	1,188
Items not included in segment capital expenditures:
All Other Segment	57	49	86	75
Cost centers	24	22	54	44
Timing	(37)	(27)	208	185
Other	(9)	(19)	(25)	(35)
Total capital expenditures	$719	$707	$1,455	$1,457

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of June 30, 2024.

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

During the three and six months ended June 30, 2024, Cat Financial's forecasts reflected a continuation of the trend of historically low unemployment rates as well as low delinquencies within their portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and six months ended June 30, 2024.

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

An analysis of Cat Financial's allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$273	$4	$277	$278	$65	$343
Write-offs	(33)	—	(33)	(21)	—	(21)
Recoveries	15	—	15	13	—	13
Provision for credit losses [1]	15	—	15	(6)	(15)	(21)
Other	(24)	—	(24)	1	—	1
Ending balance	$246	$4	$250	$265	$50	$315

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$276	$51	$327	$277	$65	$342
Write-offs	(56)	(47)	(103)	(41)	—	(41)
Recoveries	30	—	30	23	—	23
Provision for credit losses [1]	24	—	24	4	(15)	(11)
Other	(28)	—	(28)	2	—	2
Ending balance	$246	$4	$250	$265	$50	$315

Finance Receivables	$20,740	$1,780	$22,520	$19,814	$1,793	$21,607

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for Cat Financial's Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$2	$1	$—	$1	$3	$12
EAME	—	1	1	1	1	—	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	—	2	2	1	8	—	13
Total	$—	$7	$6	$6	$2	$9	$3	$33

	Three Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$2	$1	$1	$1	$3	$10
EAME	—	—	2	1	—	1	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	2	1	—	—	—	—	3
Total	$—	$5	$6	$4	$1	$2	$3	$21

	Six Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$8	$6	$3	$1	$1	$6	$25
EAME	—	2	2	2	1	—	—	7
Asia/Pacific	—	2	3	3	1	—	—	9
Latin America	—	—	3	3	1	8	—	15
Total	$—	$12	$14	$11	$4	$9	$6	$56

	Six Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$5	$1	$1	$1	$7	$20
EAME	—	1	2	2	—	1	—	6
Asia/Pacific	—	1	3	3	1	—	—	8
Latin America	—	2	2	2	1	—	—	7
Total	$—	$9	$12	$8	$3	$2	$7	$41

For the three months ended June 30, 2024, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the six months ended June 30, 2024 there were $47 million of gross write-offs in Cat Financial's Dealer portfolio segment, all of which were in Latin America and originated prior to 2019.

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

Customer
The aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year were as follows:

(Millions of dollars)	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,733	$3,729	$2,074	$1,454	$464	$116	$343	$10,913
31-60 days past due	13	43	36	25	9	3	3	132
61-90 days past due	4	19	13	9	3	1	1	50
91+ days past due	2	28	28	17	9	3	1	88

EAME
Current	631	1,105	702	400	165	132	—	3,135
31-60 days past due	5	12	8	4	2	—	—	31
61-90 days past due	1	8	4	3	1	1	—	18
91+ days past due	—	18	13	19	6	3	—	59

Asia/Pacific
Current	524	715	400	160	35	7	—	1,841
31-60 days past due	3	9	8	6	1	—	—	27
61-90 days past due	1	4	2	3	—	—	—	10
91+ days past due	—	2	3	2	1	—	—	8

Mining
Current	383	921	565	286	97	52	13	2,317
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	1	—	1	1	1	—	4
91+ days past due	—	2	3	1	—	6	—	12

Latin America
Current	424	520	338	113	21	8	—	1,424
31-60 days past due	2	8	7	2	1	1	—	21
61-90 days past due	—	2	4	—	1	1	—	8
91+ days past due	—	5	9	6	3	2	—	25

Power
Current	45	175	47	53	68	71	155	614
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$4,740	$7,165	$4,126	$2,466	$850	$386	$511	$20,244
31-60 days past due	23	72	59	37	13	4	3	211
61-90 days past due	6	34	23	16	6	4	1	90
91+ days past due	2	55	56	45	19	17	1	195
Total Customer	$4,771	$7,326	$4,264	$2,564	$888	$411	$516	$20,740

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69

EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51

Asia/Pacific
Current	943	594	293	73	16	4	—	1,923
31-60 days past due	5	6	7	2	—	—	—	20
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13

Mining
Current	1,039	686	381	121	68	27	66	2,388
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2

Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44

Power
Current	152	49	64	75	28	59	162	589
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$8,650	$5,372	$3,545	$1,331	$466	$233	$540	$20,137
31-60 days past due	52	56	44	20	8	1	4	185
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total Customer	$8,742	$5,504	$3,649	$1,383	$493	$252	$548	$20,571

Finance receivables in Cat Financial's Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer

As of June 30, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current. As of December 31, 2023, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $44 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$71	$19	$52	$20
EAME	56	7	34	18
Asia/Pacific	5	3	8	5
Mining	13	—	2	—
Latin America	28	—	48	1
Power	3	—	8	—
Total	$176	$29	$152	$44

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of June 30, 2024. There were $44 million in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which was in Latin America.

Modifications

Cat Financial periodically modifies the terms of their finance receivable agreements. Typically, the types of modifications granted are payment deferrals, interest-only payment periods and/or term extensions. Many modifications Cat Financial grants are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. Cat Financial does not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers Cat Financial does consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extension of six months or longer or a combination of both.

During the three and six months ended June 30, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three months ended June 30, 2024 and 2023, was $3 million and $22 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.02 percent and 0.10 percent of Cat Financial's finance receivable portfolio for the same periods, respectively. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the six months ended June 30, 2024 and 2023, was $6 million and $30 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.03 percent and 0.14 percent of Cat Financial's finance receivable portfolio for the same periods, respectively.

For the three months ended June 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 13 and 18 months, respectively, to the terms of modified contracts. For the six months ended June 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 11 and 21 months, respectively, to the terms of modified contracts. For the three months ended June 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 6 and 7 months, respectively. For the six months ended June 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 8 months.

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of June 30, 2024 and 2023, defaults of loans modified in the prior twelve months were not significant.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	65	—	—	65
Corporate debt securities
Corporate bonds and other debt securities	—	2,825	—	—	2,825
Asset-backed securities	—	203	—	—	203
Mortgage-backed debt securities
U.S. governmental agency	—	419	—	—	419
Residential	—	1	—	—	1
Commercial	—	128	—	—	128
Total debt securities	10	3,641	—	—	3,651
Equity securities
Large capitalization value	249	—	—	—	249
Smaller company growth	37	—	—	—	37
REIT	—	—	—	168	168
Total equity securities	286	—	—	168	454
Derivative financial instruments - assets
Foreign currency contracts - net	—	214	—	—	214
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	3	—	—	3
Total assets	$296	$3,860	$—	$168	$4,324
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$228	$—	$—	$228
Total liabilities	$—	$228	$—	$—	$228

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	60	—	—	60
Corporate debt securities
Corporate bonds and other debt securities	—	2,995	—	—	2,995
Asset-backed securities	—	192	—	—	192
Mortgage-backed debt securities
U.S. governmental agency	—	410	—	—	410
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	10	3,787	—	—	3,797
Equity securities
Large capitalization value	223	—	—	—	223
Smaller company growth	35	—	—	—	35
REIT	—	—	—	180	180
Total equity securities	258	—	—	180	438
Derivative financial instruments - assets
Foreign currency contracts - net	—	207	—	—	207
Commodity contracts - net	—	9	—	—	9
Total Assets	$268	$4,003	$—	$180	$4,451
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$151	$—	$—	$151
Total liabilities	$—	$151	$—	$—	$151

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $51 million and $55 million as of June 30, 2024 and December 31, 2023, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	June 30, 2024		December 31, 2023
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$15,740	$15,222	$15,386	$15,017	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,422	1,379	1,415	1,368	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	8,582	7,898	9,623	9,550	2
Financial Products	23,431	23,126	23,612	23,299	2

1    Represents finance leases and failed sale leasebacks of $6,720 million and $6,953 million at June 30, 2024 and December 31, 2023, respectively.

19.                         Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Investment and interest income	$118	$96	$254	$189
Foreign exchange gains (losses) [1]	17	40	59	(32)
License fee income	37	43	71	74
Net periodic pension and OPEB income (cost), excluding service cost	2	(12)	5	(25)
Gains (losses) on securities	(5)	(10)	12	(21)
Miscellaneous income (loss)	(14)	(30)	(90)	(26)
Total	$155	$127	$311	$159

1 Includes gains (losses) from foreign exchange derivative contracts. See Note 5 for further details.

20.                              Restructuring income/costs

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

Restructuring costs for the three and six months ended June 30, 2024 and 2023 were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee separations [1]	$19	$10	$32	$22
Divestitures [1]	228	—	164	586
Contract terminations [1]	1	—	1	—
Long-lived asset impairments [1]	—	2	7	2
Other [2]	10	19	48	32
Total restructuring (income) costs	$258	$31	$252	$642

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for project management, inventory write-downs, equipment relocation and accelerated depreciation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the six months ended June 30, 2024 were primarily related to the divestitures of certain non-US entities. The restructuring costs for the six months ended June 30, 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation.

In 2024 and 2023, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $819 million and $803 million at June 30, 2024 and December 31, 2023, respectively.

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
Highlights for the second quarter of 2024 include:
•Total sales and revenues for the second quarter of 2024 were $16.689 billion, a decrease of $629 million, or 4 percent, compared with $17.318 billion in the second quarter of 2023. In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
•Operating profit margin was 20.9 percent for the second quarter of 2024, compared with 21.1 percent for the second quarter of 2023. Adjusted operating profit margin was 22.4 percent for the second quarter of 2024, compared with 21.3 percent for the second quarter of 2023.
•Second-quarter 2024 profit per share was $5.48, and excluding the items in the table below, adjusted profit per share was $5.99. Second-quarter 2023 profit per share was $5.67, and excluding the items in the table below, adjusted profit per share was $5.55.
•Caterpillar ended the second quarter of 2024 with $4.3 billion of enterprise cash.
Highlights for the six months ended June 30, 2024 include:
•Total sales and revenues were $32.488 billion for the six months ended June 30, 2024, a decrease of $692 million, or 2 percent, compared with $33.180 billion for the six months ended June 30, 2023.
•Operating profit margin was 21.5 percent for the six months ended June 30, 2024, compared with 19.2 percent for the six months ended June 30, 2023. Adjusted operating profit margin was 22.3 percent for the six months ended June 30, 2024, compared with 21.2 percent for the six months ended June 30, 2023.
•Profit per share for the six months ended June 30, 2024, was $11.23, and excluding the items in the table below, adjusted profit per share was $11.59. Profit per share for the six months ended June 30, 2023, was $9.41, and excluding the items in the table below, adjusted profit per share was $10.46.
•Enterprise operating cash flow was $5.1 billion for the six months ended June 30, 2024.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 66-67.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,500	$5.48	$3,652	$5.67	$7,032	$11.23	$6,286	$9.41
Restructuring (income) costs - divestitures of certain non-U.S. entities	228	0.47	—	—	164	0.22	—	—
Other restructuring (income) costs	30	0.04	31	0.05	88	0.14	56	0.09
Restructuring costs - Longwall divestiture	—	—	—	—	—	—	586	1.13
Deferred tax valuation allowance adjustments	—	—	—	(0.17)	—	—	—	(0.17)
Adjusted profit	$3,758	$5.99	$3,683	$5.55	$7,284	$11.59	$6,928	$10.46

Overview
Total sales and revenues for the second quarter of 2024 were $16.689 billion, a decrease of $629 million, or 4 percent, compared with $17.318 billion in the second quarter of 2023. The decrease was primarily due to lower sales volume, partially offset by favorable price realization. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2024, compared with an increase during the second quarter of 2023.
Second-quarter 2024 profit per share was $5.48, compared with $5.67 profit per share in the second quarter of 2023. In the second quarter of 2024 and 2023, profit per share included restructuring costs. Second-quarter 2023 profit per share also included a discrete tax benefit to adjust deferred tax balances. Profit for the second quarter of 2024 was $2.681 billion, a decrease of $241 million, or 8 percent, compared with $2.922 billion for the second quarter of 2023. Favorable price realization was more than offset by the profit impact of lower sales volume, higher restructuring costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses.
Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, sales of equipment to end users in the second half of 2024 are expected to decline slightly as compared to the second half of 2023. In North America, for 2024, we anticipate lower rental fleet loading. Government-related infrastructure projects are expected to remain healthy. In Asia Pacific, outside of China, we continue to expect soft economic conditions. We anticipate demand in China will remain at a relatively low level in the excavator industry above 10-tons. In EAME, we anticipate that weak economic conditions in Europe will continue, partially offset by continued healthy construction demand in the Middle East. Construction activity in Latin America remains mixed, but overall, we are expecting modest growth. In addition, we anticipate the ongoing benefit of our services initiatives will positively impact Construction Industries in 2024.
In Resource Industries, for both mining and heavy construction and quarry and aggregates, we continue to anticipate lower sales volume in 2024 compared to strong 2023 performance, primarily in off-highway and articulated trucks. We anticipate a decrease in dealer inventory in 2024, as compared to a slight increase in 2023. We expect higher services revenues, including robust rebuild activity in 2024. Customer product utilization remains high, the number of parked trucks remains low, the age of the fleet remains elevated, and our autonomous solutions continue to have strong customer acceptance. Customers continue to display capital discipline, however, we continue to believe the energy transition will support increased commodity demand over time, expanding our total addressable market and providing further opportunities for long-term profitable growth.
For Energy & Transportation, in Oil & Gas in total, we expect a stronger year overall in 2024 as compared to 2023. We expect reciprocating engines for Oil & Gas to be about flat to slightly down in 2024 after strong 2023 performance, primarily due to ongoing softness in well servicing. We expect gas compression to be up in 2024 as compared to 2023, but expect it to soften in the second half of 2024 as compared to the second half of 2023. For Solar Turbines, we continue to expect sales volume to increase in the second half of 2024 as compared to the second half of 2023, as backlog remains strong for Oil & Gas. For Power Generation, reciprocating engine and Solar Turbines demand is expected to remain strong, largely due to continued data center growth relating to cloud computing and generative artificial intelligence (AI). Industrial demand is expected to remain at a relatively low level in the second half of 2024 compared to the second half of 2023. In Transportation, we anticipate growth as the year progresses in both high-speed marine and rail services.
Full-Year 2024 Company Trends and Expectations
For the full-year 2024, we anticipate slightly lower sales and revenues as compared to 2023. We anticipate a slight decrease in machine dealer inventories during 2024, mostly driven by Resource Industries, compared to an increase in 2023.
In 2024, we expect restructuring costs to be around $450 million and expect capital expenditures to be in the range of $2.0 to $2.5 billion. We expect the annual effective tax rate, excluding discrete items, to be 22.5 percent.
Second-Half 2024 Company Trends and Expectations
We expect sales and revenues in the second half of 2024 to be slightly higher than the first half of 2024, following a normal seasonal trend. We expect sales and revenues in the second half of 2024 to be slightly lower than the second half of 2023, due to lower sales volume driven by lower sales of equipment to end users for machines. Changes in machine dealer inventories are expected to have a nominal impact on second-half 2024 sales and revenues as compared to the second half of 2023. We expect the decrease in machine dealer inventory in the second half of 2024 to be similar to the decrease in the second half of 2023 which was about $1.0 billion. We anticipate the decline in second-half 2024 sales and revenues compared to second-half 2023 will be roughly similar to the decline in the first half of 2024 compared to the first half of 2023. Services revenues grew in the second quarter of 2024, and we expect growth in the second half of 2024 compared to the second half of 2023.
As compared to the second half of 2023, we expect favorable manufacturing costs in the second half of 2024. We also expect an unfavorable profit impact from lower sales volume and unfavorable price realization in the second half of 2024 compared to the second half of 2023. We anticipate the benefit from price realization in the second half of 2024 will be significantly lower as we lap favorable price trends from 2023 along with a normalizing price environment.
Third-Quarter 2024 Company Trends and Expectations
In the third quarter of 2024, we expect slightly lower sales and revenues as compared to the third quarter of 2023. We anticipate lower sales volume driven by an unfavorable impact from changes in machine dealer inventories and lower sales of equipment to end users of machines. Machine dealer inventory is expected to be about flat or slightly down during the third quarter of 2024 compared to a $0.4 billion increase during the third quarter of 2023. We expect price realization in the third quarter of

2024 to be about flat compared to the third quarter of 2023. We also anticipate services revenues growth in the third quarter of 2024 compared to the third quarter of 2023.
As compared to the third quarter of 2023, we expect lower Construction Industries' sales in the third quarter of 2024 due to the impact from changes in dealer inventories. Resource Industries' sales are expected to be lower driven by lower sales of equipment to end users. In Energy & Transportation, we expect sales to be higher driven by strength in Power Generation, Oil & Gas and Transportation, partially offset by lower sales in Industrial.
We expect an unfavorable profit impact from lower sales volume to be offset by favorable manufacturing costs in the third quarter of 2024 as compared to the third quarter of 2023.
Within Construction Industries, we expect an unfavorable profit impact from lower sales volume and slightly unfavorable price realization, partially offset by favorable manufacturing costs. In Resource Industries, we anticipate an unfavorable profit impact from lower sales volume and higher SG&A/R&D expenses. In Energy & Transportation, we expect a favorable profit impact from higher sales volume and favorable price realization.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2023 Form 10-K.
Notes:
•Glossary of terms is included on pages 60-62; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 66-67.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2024 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2023

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2023 (at left) and the second quarter of 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the second quarter of 2024 were $16.689 billion, a decrease of $629 million, or 4 percent, compared with $17.318 billion in the second quarter of 2023. The decrease was primarily due to lower sales volume of $1.206 billion, partially offset by favorable price realization of $578 million. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2024, compared with an increase during the second quarter of 2023.
In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
North America sales increased 1 percent primarily due to favorable price realization, partially offset by lower sales volume. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during the second quarter of 2024 than during the second quarter of 2023.
Sales increased 5 percent in Latin America mainly due to higher sales volume and favorable price realization. The increase in sales volume was primarily driven by higher services sales volume.
EAME sales decreased 16 percent primarily due to lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2024, compared with an increase during the second quarter of 2023.
Asia/Pacific sales decreased 9 percent mainly due to lower sales volume. The decrease in sales volume was primarily driven by lower sales of equipment to end users.
Total dealer inventory decreased $200 million during the second quarter of 2024, compared with an increase of $600 million during the second quarter of 2023. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2023	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2024	$ Change	% Change

Construction Industries	$7,154	$(588)	$178	$(55)	$(6)	$6,683	$(471)	(7%)
Resource Industries	3,563	(475)	133	(9)	(6)	3,206	(357)	(10%)
Energy & Transportation	7,219	(129)	264	(12)	(5)	7,337	118	2%
All Other Segment	116	(7)	3	(1)	(3)	108	(8)	(7%)
Corporate Items and Eliminations	(1,507)	(7)	—	—	20	(1,494)	13
Machinery, Energy & Transportation Sales	16,545	(1,206)	578	(77)	—	15,840	(705)	(4%)

Financial Products Segment	923	—	—	—	81	1,004	81	9%
Corporate Items and Eliminations	(150)	—	—	—	(5)	(155)	(5)
Financial Products Revenues	773	—	—	—	76	849	76	10%

Consolidated Sales and Revenues	$17,318	$(1,206)	$578	$(77)	$76	$16,689	$(629)	(4%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2024
Construction Industries	$3,957	—%	$677	20%	$1,047	(27%)	$975	(15%)	$6,656		(7%)	$27	(18%)	$6,683	(7%)
Resource Industries	1,206	(10%)	524	(3%)	442	(15%)	950	(12%)	3,122		(10%)	84	(7%)	3,206	(10%)
Energy & Transportation	3,308	6%	439	(4%)	1,421	(4%)	912	1%	6,080		2%	1,257	—%	7,337	2%
All Other Segment	13	(19%)	—	—%	4	—%	12	(14%)	29		(15%)	79	(4%)	108	(7%)
Corporate Items and Eliminations	(20)		(1)		(21)		(5)		(47)			(1,447)		(1,494)
Machinery, Energy & Transportation Sales	8,464	1%	1,639	5%	2,893	(16%)	2,844	(9%)	15,840		(4%)	—	—%	15,840	(4%)

Financial Products Segment	668	13%	101	(1%)	124	5%	111	1%	1,004	[1]	9%	—	—%	1,004	9%
Corporate Items and Eliminations	(89)		(21)		(20)		(25)		(155)			—		(155)
Financial Products Revenues	579	14%	80	(1%)	104	7%	86	(1%)	849		10%	—	—%	849	10%

Consolidated Sales and Revenues	$9,043	1%	$1,719	5%	$2,997	(15%)	$2,930	(9%)	$16,689		(4%)	$—	—%	$16,689	(4%)

Second Quarter 2023
Construction Industries	$3,968		$566		$1,438		$1,149		$7,121			$33		$7,154
Resource Industries	1,342		538		517		1,076		3,473			90		3,563
Energy & Transportation	3,120		459		1,479		899		5,957			1,262		7,219
All Other Segment	16		—		4		14		34			82		116
Corporate Items and Eliminations	(32)		(2)		(2)		(4)		(40)			(1,467)		(1,507)
Machinery, Energy & Transportation Sales	8,414		1,561		3,436		3,134		16,545			—		16,545

Financial Products Segment	593		102		118		110		923	[1]		—		923
Corporate Items and Eliminations	(85)		(21)		(21)		(23)		(150)			—		(150)
Financial Products Revenues	508		81		97		87		773			—		773

Consolidated Sales and Revenues	$8,922		$1,642		$3,533		$3,221		$17,318			$—		$17,318

1 Includes revenues from Machinery, Energy & Transportation of $180 million and $172 million in the second quarter of 2024 and 2023, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2023 (at left) and the second quarter of 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the second quarter of 2024 was $3.482 billion, a decrease of $170 million, or 5 percent, compared with $3.652 billion in the second quarter of 2023. Favorable price realization of $578 million was more than offset by the profit impact of lower sales volume of $431 million, higher restructuring costs of $227 million and higher SG&A/R&D expenses of $79 million. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
In the second quarter of 2024, restructuring costs increased primarily due to the divestiture of two non-U.S. entities.
Operating profit margin was 20.9 percent for the second quarter of 2024, compared with 21.1 percent for the second quarter of 2023.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2024	Second Quarter 2023	$ Change	% Change
Construction Industries	$1,741	$1,803	$(62)	(3%)
Resource Industries	718	740	(22)	(3%)
Energy & Transportation	1,525	1,269	256	20%
All Other Segment	21	10	11	110%
Corporate Items and Eliminations	(344)	(272)	(72)
Machinery, Energy & Transportation	3,661	3,550	111	3%

Financial Products Segment	227	240	(13)	(5%)
Corporate Items and Eliminations	(243)	17	(260)
Financial Products	(16)	257	(273)	(106%)
Consolidating Adjustments	(163)	(155)	(8)
Consolidated Operating Profit	$3,482	$3,652	$(170)	(5%)

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the second quarter of 2024 was $137 million, compared with $127 million in the second quarter of 2023. The increase was due to higher average borrowing rates.
▪Other income (expense) in the second quarter of 2024 was income of $155 million, compared with income of $127 million in the second quarter of 2023. The change was primarily driven by favorable impacts from commodity hedges.
▪The effective tax rate for the second quarter of 2024 was 23.9 percent compared to 20.6 percent for the second quarter of 2023. Excluding the discrete items discussed below, the second quarter 2024 estimated annual tax rate was 22.5 percent compared with 23.0 percent for the second quarter of 2023.
The 2024 estimated annual tax rate excludes the impact of second-quarter losses of $228 million for the divestiture of two non-U.S. entities with no related tax benefit. In addition, a discrete tax benefit of $4 million was recorded in the second quarter of 2024 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In the second quarter of 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 66-67.
Construction Industries
Construction Industries’ total sales were $6.683 billion in the second quarter of 2024, a decrease of $471 million, or 7 percent, compared with $7.154 billion in the second quarter of 2023. The decrease was primarily due to lower sales volume of $588 million, partially offset by favorable price realization of $178 million. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory remained about flat during the second quarter of 2024, compared to an increase during the second quarter of 2023.
▪Sales in North America were about flat. Lower sales volume was offset by favorable price realization. Lower sales volume was mainly driven by lower sales of equipment to end users.
▪Sales increased in Latin America mainly due to higher sales volume. Higher sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2024, compared with a decrease during the second quarter of 2023.
▪In EAME, sales decreased primarily due to lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2024, compared with an increase during the second quarter of 2023.
▪Sales decreased in Asia/Pacific mainly due to lower sales volume and unfavorable currency impacts primarily related to the Japanese yen. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2024, compared with an increase during the second quarter of 2023.
Construction Industries’ segment profit was $1.741 billion in the second quarter of 2024, a decrease of $62 million, or 3 percent, compared with $1.803 billion in the second quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume of $288 million and higher SG&A/R&D expenses of $30 million, partially offset by favorable price realization of $178 million, favorable manufacturing costs of $62 million and favorable other segment items of $16 million. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives. Favorable manufacturing costs largely reflected lower material costs. Favorable other segment items primarily consisted of favorable currency impacts.
Construction Industries’ segment profit as a percent of total sales was 26.1 percent in the second quarter of 2024, compared with 25.2 percent in the second quarter of 2023.

Resource Industries
Resource Industries’ total sales were $3.206 billion in the second quarter of 2024, a decrease of $357 million, or 10 percent, compared with $3.563 billion in the second quarter of 2023. The decrease was primarily due to lower sales volume of $475 million, partially offset by favorable price realization of $133 million. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased more during the second quarter of 2024 than during the second quarter of 2023.
Resource Industries’ segment profit was $718 million in the second quarter of 2024, a decrease of $22 million, or 3 percent, compared with $740 million in the second quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume of $169 million, unfavorable other segment items of $16 million and higher SG&A/R&D expenses of $14 million, partially offset by favorable price realization of $133 million and favorable manufacturing costs of $44 million. Unfavorable other segment items primarily consisted of unfavorable currency impacts. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives. Favorable manufacturing costs largely reflected lower freight.
Resource Industries’ segment profit as a percent of total sales was 22.4 percent in the second quarter of 2024, compared with 20.8 percent in the second quarter of 2023.
Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2024	Second Quarter 2023	$ Change	% Change
Oil and Gas	$1,829	$1,760	$69	4%
Power Generation	1,885	1,645	240	15%
Industrial	1,045	1,318	(273)	(21%)
Transportation	1,321	1,234	87	7%
External Sales	6,080	5,957	123	2%
Inter-segment	1,257	1,262	(5)	—%
Total Sales	$7,337	$7,219	$118	2%

Energy & Transportation’s total sales were $7.337 billion in the second quarter of 2024, an increase of $118 million, or 2 percent, compared with $7.219 billion in the second quarter of 2023. Sales increased across all applications except Industrial. The increase in sales was primarily due to favorable price realization of $264 million, partially offset by lower sales volume of $129 million.
▪Oil and Gas – Sales increased for turbines and turbine-related services.
▪Power Generation – Sales increased in large reciprocating engines, primarily data center applications. Turbines and turbine-related services increased as well.
▪Industrial – Sales decreased in EAME and North America.
▪Transportation – Sales increased in rail services and marine.
Energy & Transportation’s segment profit was $1.525 billion in the second quarter of 2024, an increase of $256 million, or 20 percent, compared with $1.269 billion in the second quarter of 2023. The increase was mainly due to favorable price realization of $264 million.
Energy & Transportation’s segment profit as a percent of total sales was 20.8 percent in the second quarter of 2024, compared with 17.6 percent in the second quarter of 2023.

Financial Products Segment
Financial Products’ segment revenues were $1.004 billion in the second quarter of 2024, an increase of $81 million, or 9 percent, compared with $923 million in the second quarter of 2023. The increase was primarily due to a favorable impact from higher average financing rates across all regions of $50 million and a favorable impact from higher average earning assets driven by North America of $32 million.
Financial Products’ segment profit was $227 million in the second quarter of 2024, a decrease of $13 million, or 5 percent, compared with $240 million in the second quarter of 2023. The decrease was mainly due to higher provision for credit losses at Cat Financial of $27 million and an increase in SG&A expenses of $15 million, partially offset by the absence of prior year unfavorable currency impacts of $14 million and a favorable impact from higher average earning assets of $12 million.
At the end of the second quarter of 2024, past dues at Cat Financial were 1.74 percent, compared with 2.15 percent at the end of the second quarter of 2023. Write-offs, net of recoveries, were $18 million for the second quarter of 2024, compared with $8 million for the second quarter of 2023. As of June 30, 2024, Cat Financial's allowance for credit losses totaled $254 million, or 0.89 percent of finance receivables, compared with $281 million, or 1.01 percent of finance receivables at March 31, 2024. The allowance for credit losses at year-end 2023 was $331 million, or 1.18 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $587 million in the second quarter of 2024, an increase of $332 million from the second quarter of 2023, primarily driven by higher restructuring costs and higher corporate costs.
In the second quarter of 2024, restructuring costs increased primarily due to the divestiture of two non-U.S. entities.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2023

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2023 (at left) and the six months ended June 30, 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $32.488 billion for the six months ended June 30, 2024, a decrease of $692 million, or 2 percent, compared with $33.180 billion for the six months ended June 30, 2023. The decrease was primarily due to lower sales volume of $1.890 billion, partially offset by favorable price realization of $1.153 billion. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during the six months ended June 30, 2024, than during the six months ended June 30, 2023.
In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
North America sales increased 4 percent primarily due to favorable price realization.
Sales increased 3 percent in Latin America mainly due to higher sales volume and favorable currency impacts primarily related to the Brazilian real. The increase in sales volume was primarily driven by higher services sales volume.
EAME sales decreased 17 percent primarily due to lower sales volume. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Asia/Pacific sales decreased 7 percent mainly due to lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory decreased during the six months ended June 30, 2024, compared with an increase during the six months ended June 30, 2023.
Dealer inventory increased about $1.2 billion during the six months ended June 30, 2024, compared with an increase of about $2.2 billion during the six months ended June 30, 2023. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2023	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2024	$ Change	% Change

Construction Industries	$13,900	$(1,052)	$377	$(77)	$(41)	$13,107	$(793)	(6%)
Resource Industries	6,990	(900)	306	(20)	23	6,399	(591)	(8%)
Energy & Transportation	13,473	102	466	(13)	(10)	14,018	545	4%
All Other Segment	227	(8)	3	(1)	(4)	217	(10)	(4%)
Corporate Items and Eliminations	(2,946)	(32)	1	4	32	(2,941)	5
Machinery, Energy & Transportation Sales	31,644	(1,890)	1,153	(107)	—	30,800	(844)	(3%)

Financial Products Segment	1,825	—	—	—	170	1,995	170	9%
Corporate Items and Eliminations	(289)	—	—	—	(18)	(307)	(18)
Financial Products Revenues	1,536	—	—	—	152	1,688	152	10%

Consolidated Sales and Revenues	$33,180	$(1,890)	$1,153	$(107)	$152	$32,488	$(692)	(2%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2024
Construction Industries	$7,790	3%	$1,272	9%	$2,043	(26%)	$1,968	(15%)	$13,073		(5%)	$34	(55%)	$13,107	(6%)
Resource Industries	2,470	(7%)	1,000	(1%)	907	(19%)	1,841	(10%)	6,218		(9%)	181	15%	6,399	(8%)
Energy & Transportation	6,259	10%	847	1%	2,715	(5%)	1,746	8%	11,567		5%	2,451	—%	14,018	4%
All Other Segment	31	(9%)	(1)	—%	8	—%	25	(7%)	63		(9%)	154	(3%)	217	(4%)
Corporate Items and Eliminations	(78)		(3)		(32)		(8)		(121)			(2,820)		(2,941)
Machinery, Energy & Transportation Sales	16,472	4%	3,115	3%	5,641	(17%)	5,572	(7%)	30,800		(3%)	—	—%	30,800	(3%)

Financial Products Segment	1,327	14%	202	(2%)	247	6%	219	—%	1,995	[1]	9%	—	—%	1,995	9%
Corporate Items and Eliminations	(183)		(39)		(39)		(46)		(307)			—		(307)
Financial Products Revenues	1,144	14%	163	(2%)	208	8%	173	(2%)	1,688		10%	—	—%	1,688	10%

Consolidated Sales and Revenues	$17,616	4%	$3,278	3%	$5,849	(16%)	$5,745	(7%)	$32,488		(2%)	$—	—%	$32,488	(2%)

Six Months Ended June 30, 2023
Construction Industries	$7,576		$1,165		$2,774		$2,310		$13,825			$75		$13,900
Resource Industries	2,650		1,012		1,116		2,054		6,832			158		6,990
Energy & Transportation	5,692		839		2,863		1,618		11,012			2,461		13,473
All Other Segment	34		—		8		27		69			158		227
Corporate Items and Eliminations	(80)		(2)		(3)		(9)		(94)			(2,852)		(2,946)
Machinery, Energy & Transportation Sales	15,872		3,014		6,758		6,000		31,644			—		31,644

Financial Products Segment	1,168		206		232		219		1,825	[1]		—		1,825
Corporate Items and Eliminations	(168)		(39)		(39)		(43)		(289)			—		(289)
Financial Products Revenues	1,000		167		193		176		1,536			—		1,536

Consolidated Sales and Revenues	$16,872		$3,181		$6,951		$6,176		$33,180			$—		$33,180
1 Includes revenues from Machinery, Energy & Transportation of $357 million and $334 million in the six months ended June 30, 2024 and 2023, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2023 (at left) and the six months ended June 30, 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Longwall Divestiture is included in total restructuring costs. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2024, was $7.001 billion, an increase of $618 million, or 10 percent, compared with $6.383 billion for the six months ended June 30, 2023. The increase was primarily due to favorable price realization of $1.153 billion and the absence of the impact of the divestiture of the company's Longwall business in 2023 of $586 million, partially offset by the profit impact of lower sales volume of $699 million, higher SG&A/R&D expenses of $220 million and higher restructuring costs of $196 million. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
For the six months ended June 30, 2024, restructuring costs increased primarily due to the divestitures of certain non-U.S. entities.
Operating profit margin was 21.5 percent for the six months ended June 30, 2024, compared with 19.2 percent for the six months ended June 30, 2023.

Profit (Loss) by Segment
(Millions of dollars)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Construction Industries	$3,505	$3,593	$(88)	(2%)
Resource Industries	1,448	1,504	(56)	(4%)
Energy & Transportation	2,826	2,326	500	21%
All Other Segment	45	21	24	114%
Corporate Items and Eliminations	(759)	(1,280)	521
Machinery, Energy & Transportation	7,065	6,164	901	15%

Financial Products Segment	520	472	48	10%
Corporate Items and Eliminations	(268)	42	(310)
Financial Products	252	514	(262)	(51%)
Consolidating Adjustments	(316)	(295)	(21)
Consolidated Operating Profit	$7,001	$6,383	$618	10%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the six months ended June 30, 2024, was $280 million, compared with $256 million for the six months ended June 30, 2023. The increase was due to higher average borrowing rates.
▪Other income (expense) for the six months ended June 30, 2024, was income of $311 million, compared with income of $159 million for the six months ended June 30, 2023. The change was primarily driven by favorable impacts from foreign currency exchange.
▪The effective tax rate for the six months ended June 30, 2024 was 21.7 percent compared to 23.2 percent for the six months ended June 30, 2023. Excluding the discrete items discussed below, the estimated annual tax rate for the six months ended June 30, 2024 was 22.5 percent compared with 23.0 percent for the six months ended June 30, 2023.
The 2024 estimated annual tax rate excludes the impact of year-to-date losses of $164 million for the divestitures of certain non-U.S. entities with a related tax benefit of $54 million. The 2023 estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. In addition, a discrete tax benefit of $42 million was recorded in the six months ended June 30, 2024, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with $32 million for the six months ended June 30, 2023. In the six months ended June 30, 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 66-67.
Construction Industries
Construction Industries’ total sales were $13.107 billion for the six months ended June 30, 2024, a decrease of $793 million, or 6 percent, compared with $13.900 billion for the six months ended June 30, 2023. The decrease was primarily due to lower sales volume of $1.052 billion, partially offset by favorable price realization of $377 million. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
•In North America, sales increased primarily due to favorable price realization, partially offset by lower sales volume. Lower sales volume was mainly driven by lower sales of equipment to end users.
•Sales increased in Latin America mainly due to higher sales volume, partially offset by unfavorable price realization. Higher sales volume was driven primarily by the impact from changes in dealer inventories. Dealer inventory increased during the six months ended June 30, 2024, compared with a decrease during the six months ended June 30, 2023.
•In EAME, sales decreased primarily due to lower sales volume. Lower sales volume was mainly due to lower sales of equipment to end users.
•Sales decreased in Asia/Pacific mainly due to lower sales volume and unfavorable currency impacts primarily related to the Japanese yen. Lower sales volume was driven by the impact from changes in dealer inventories. Dealer inventory decreased during the six months ended June 30, 2024, compared with an increase during the six months ended June 30, 2023.
Construction Industries’ profit was $3.505 billion for the six months ended June 30, 2024, a decrease of $88 million, or 2 percent, compared with $3.593 billion for the six months ended June 30, 2023. The decrease was mainly due to the profit impact of lower sales volume of $566 million and higher SG&A/R&D expenses of $56 million, partially offset by favorable price realization of $377 million and favorable manufacturing costs of $148 million. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives. Favorable manufacturing costs were primarily driven by lower material costs.
Construction Industries’ profit as a percent of total sales was 26.7 percent for the six months ended June 30, 2024, compared with 25.8 percent for the six months ended June 30, 2023.

Resource Industries
Resource Industries’ total sales were $6.399 billion for the six months ended June 30, 2024, a decrease of $591 million, or 8 percent, compared with $6.990 billion for the six months ended June 30, 2023. The decrease was primarily due to lower sales volume of $900 million, partially offset by favorable price realization of $306 million. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Resource Industries’ profit was $1.448 billion for the six months ended June 30, 2024, a decrease of $56 million, or 4 percent, compared with $1.504 billion for the six months ended June 30, 2023. The decrease was mainly due to the profit impact of lower sales volume of $386 million, unfavorable other segment items of $40 million and higher SG&A/R&D expenses of $18 million, partially offset by favorable price realization of $306 million and favorable manufacturing costs of $82 million. Unfavorable other segment items primarily consisted of unfavorable currency impacts. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives. Favorable manufacturing costs largely reflected lower freight.
Resource Industries’ profit as a percent of total sales was 22.6 percent for the six months ended June 30, 2024, compared with 21.5 percent for the six months ended June 30, 2023.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Oil and Gas	$3,397	$3,074	$323	11%
Power Generation	3,503	2,929	574	20%
Industrial	2,034	2,573	(539)	(21%)
Transportation	2,633	2,436	197	8%
External Sales	11,567	11,012	555	5%
Inter-Segment	2,451	2,461	(10)	—%
Total Sales	$14,018	$13,473	$545	4%

Energy & Transportation’s total sales were $14.018 billion for the six months ended June 30, 2024, an increase of $545 million, or 4 percent, compared with $13.473 billion for the six months ended June 30, 2023. Sales increased across all applications except Industrial. The increase in sales was primarily due to favorable price realization of $466 million.
•Oil and Gas – Sales increased for turbines and turbine-related services. Sales also increased in reciprocating engines used in gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
•Industrial – Sales decreased in EAME and North America.
•Transportation – Sales increased in rail services and marine.
Energy & Transportation’s profit was $2.826 billion for the six months ended June 30, 2024, an increase of $500 million, or 21 percent, compared with $2.326 billion for the six months ended June 30, 2023. The increase was mainly due to favorable price realization of $466 million.
Energy & Transportation’s profit as a percent of total sales was 20.2 percent for the six months ended June 30, 2024, compared with 17.3 percent for the six months ended June 30, 2023.
Financial Products Segment
Financial Products’ segment revenues were $1.995 billion for the six months ended June 30, 2024, an increase of $170 million, or 9 percent, compared with $1.825 billion for the six months ended June 30, 2023. The increase was primarily due to a favorable impact from higher average financing rates across all regions of $119 million and a favorable impact from higher average earning assets driven by North America of $64 million.
Financial Products’ segment profit was $520 million for the six months ended June 30, 2024, an increase of $48 million, or 10 percent, compared with $472 million for the six months ended June 30, 2023. The increase was mainly due to an insurance settlement of $33 million, a favorable impact from higher average earning assets of $28 million and the absence of prior year unfavorable currency impacts of $27 million, partially offset by an increase in SG&A expenses of $34 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.027 billion for the six months ended June 30, 2024, a decrease of $211 million from the six months ended June 30, 2023, primarily driven by the absence of the impact of the divestiture of the company's Longwall business in 2023 and decreased expenses due to timing differences, partially offset by unfavorable impacts of segment reporting methodology differences and higher restructuring costs.
For the six months ended June 30, 2024, restructuring costs increased primarily due to the divestitures of certain non-U.S. entities.
RESTRUCTURING COSTS

In 2024, we expect to incur about $450 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $35 million in 2024 compared with 2023.

Additional information related to restructuring costs is included in Note 20 – "Restructuring costs" of Part I, Item 1 "Financial Statements."
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring income/costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring income/costs and a discrete tax benefit to adjust deferred tax balances.
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
22.Restructuring income/costs – May include costs for employee separation, long-lived asset impairments, contract terminations and (gains)/losses on divestitures. These costs are included in Other operating (income) expenses except for defined-benefit plan curtailment losses and special termination benefits, which are included in Other income (expense). Restructuring costs also include other exit-related costs, which may consist of accelerated depreciation, inventory write-downs, building demolition, equipment relocation and project management costs and LIFO inventory decrement benefits from inventory liquidations at closed facilities, all of which are primarily included in Cost of goods sold.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first six months of 2024 and ended the second quarter with $4.34 billion of cash, a decrease of $2.64 billion from year-end 2023. In addition, ME&T invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $1.75 billion as of June 30, 2024 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first six months of 2024 was $5.07 billion, up $251 million compared to the same period a year ago. The increase was primarily due to higher profit before taxes including reconciling adjustments, lower working capital requirements, excluding changes in accrued wages, salaries and benefits, partially offset by changes in accrued wages, salaries and benefits, and higher cash taxes paid. Within working capital, changes in inventory and receivables favorably impacted cash flow as they both increased less in the first six months of 2024 compared to the prior year period, partially offset by unfavorable changes in accrued expenses.

Total debt as of June 30, 2024 was $37.31 billion, a decrease of $567 million from year-end 2023. Debt related to ME&T decreased $1.02 billion in the first six months of 2024 while debt related to Financial Products increased $474 million.

As of June 30, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2024 was $2.75 billion. Information on our Credit Facility is as follows:
•The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2024.

•The three-year facility, as amended in August 2023, of $2.73 billion (of which $715 million is available to ME&T) expires in August 2026.
•The five-year facility, as amended in August 2023, of $4.62 billion (of which $1.21 billion is available to ME&T) expires in August 2028.

At June 30, 2024, Caterpillar’s consolidated net worth was $17.19 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2024, Cat Financial’s covenant interest coverage ratio was 1.47 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at June 30, 2024, Cat Financial’s six-month covenant leverage ratio was 6.75 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2024, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of June 30, 2024 were:

	June 30, 2024
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,137	520	3,617
Total credit lines available	14,637	3,270	11,367
Less: Commercial paper outstanding	(4,730)	—	(4,730)
Less: Utilized credit	(813)	—	(813)
Available credit	$9,094	$3,270	$5,824

The other external consolidated credit lines with banks as of June 30, 2024 totaled $4.14 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Energy & Transportation

Net cash provided by operating activities was $4.57 billion in the first six months of 2024, compared with net cash provided of $4.67 billion for the same period in 2023. The decrease was primarily due to changes in accrued wages, salaries, and employee benefits, mostly due to higher payments for short term incentive compensation in 2024, and higher cash taxes paid; partially offset by lower working capital requirements, excluding the impact of changes in accrued wages, salaries, and employee benefits. Within working capital, changes in inventory favorably impacted cash flow as inventory increased less in the first six months of 2024 compared to the prior year period, partially offset by changes in accrued expenses.

Net cash provided by investing activities in the first six months of 2024 was $1.38 billion, compared with net cash used of $1.19 billion in the first six months of 2023. The change was due to higher proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024, and lower new investments in securities compared to the same period in 2023.

Net cash used for financing activities during the first six months of 2024 was $8.57 billion, compared with net cash used of $3.19 billion in the same period of 2023. The change was primarily due to higher payments to purchase shares and debt payments in the first six months of 2024 compared to the same period in 2023.

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

Operational excellence and commitments – Capital expenditures were $841 million during the first six months of 2024, compared to $685 million for the same period in 2023. We expect ME&T’s capital expenditures in 2024 to be about $2.0 billion to $2.5 billion. We made $172 million of contributions to our pension and other postretirement benefit plans during the first six months of 2024. We currently anticipate full-year 2024 contributions of approximately $273 million. In comparison, we made $264 million of contributions to our pension and other postretirement benefit plans during the first six months of 2023.

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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first six months of 2024, we repurchased $6.28 billion of Caterpillar common stock, with $21.6 billion remaining under the 2022 and 2024 Authorizations as of June 30, 2024. Our basic shares outstanding as of June 30, 2024 were approximately 485 million.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2024, the Board of Directors approved an 8 percent increase in the quarterly dividend to $1.41 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.28 billion in the first six months of 2024.

Financial Products

Net cash provided by operating activities was $715 million in the first six months of 2024, compared with $542 million for the same period in 2023. Net cash used for investing activities was $1.35 billion in the first six months of 2024, compared with $1.01 billion for the same period in 2023. The change was primarily due to portfolio related activity and the divestiture of a non-U.S. entity. Net cash provided by financing activities was $635 million in the first six months of 2024, compared with $613 million for the same period in 2023.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Order Backlog

At the end of the second quarter of 2024, the dollar amount of backlog believed to be firm was approximately $28.6 billion, about $0.7 billion higher than the first quarter of 2024 due to increases in the Energy and Transportation segment. Of the total backlog at June 30, 2024, approximately $6.5 billion was not expected to be filled in the following twelve months.

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
We believe it is important to separately quantify the profit impact of four significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024, (ii) other restructuring income/costs, (iii) restructuring costs related to the divestiture of the company's Longwall business in 2023 and (iv) certain deferred tax valuation allowance adjustments in 2023. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results.
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended June 30, 2024 - U.S. GAAP	$3,482	20.9%	$3,500	$836	$2,681	$5.48
Restructuring costs - divestiture of two non-U.S. entities	228	1.3%	228	—	228	0.47
Other restructuring (income) costs	30	0.2%	30	6	24	0.04
Three Months Ended June 30, 2024 - Adjusted	$3,740	22.4%	$3,758	$842	$2,933	$5.99

Three Months Ended June 30, 2023 - U.S. GAAP	$3,652	21.1%	$3,652	$752	$2,922	$5.67
Other restructuring (income) costs	31	0.2%	31	6	25	0.05
Deferred tax valuation allowance adjustments	—	—%	—	88	(88)	(0.17)
Three Months Ended June 30, 2023 - Adjusted	$3,683	21.3%	$3,683	$846	$2,859	$5.55

Six Months Ended June 30, 2024- U.S. GAAP	$7,001	21.5%	$7,032	$1,524	$5,537	$11.23
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.5%	164	54	110	0.22
Other restructuring (income) costs	88	0.3%	88	20	68	0.14
Six Months Ended June 30, 2024 - Adjusted	$7,253	22.3%	$7,284	$1,598	$5,715	$11.59

Six Months Ended June 30, 2023 - U.S. GAAP	$6,383	19.2%	$6,286	$1,460	$4,865	$9.41
Restructuring costs - Longwall divestiture	586	1.8%	586	—	586	1.13
Other restructuring (income) costs	56	0.2%	56	11	45	0.09
Deferred tax valuation allowance adjustments	—	—%	—	88	(88)	(0.17)
Six Months Ended June 30, 2023 - Adjusted	$7,025	21.2%	$6,928	$1,559	$5,408	$10.46

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024, (ii) restructuring costs related to the divestiture of the company's Longwall business in 2023, (iii) certain deferred tax valuation allowance adjustments in 2023 and (iv) settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.
A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended June 30, 2024 - U.S. GAAP	$3,500	$836	23.9%
Restructuring costs - divestiture of two non-U.S. entities	228	—
Excess stock-based compensation	—	4
Annual effective tax rate, excluding discrete items	$3,728	$840	22.5%
Excess stock-based compensation	—	(4)
Other restructuring (income) costs	30	6
Three Months Ended June 30, 2024 - Adjusted	$3,758	$842

Three Months Ended June 30, 2023 - U.S. GAAP	$3,652	$752	20.6%
Deferred tax valuation allowance adjustments	—	88
Annual effective tax rate, excluding discrete items	$3,652	$840	23.0%
Other restructuring (income) costs	31	6
Three Months Ended June 30, 2023 - Adjusted	$3,683	$846

Six Months Ended June 30, 2024 - U.S. GAAP	$7,032	$1,524	21.7%
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	54
Excess stock-based compensation	—	42
Annual effective tax rate, excluding discrete items	$7,196	$1,620	22.5%
Excess stock-based compensation	—	(42)
Other restructuring (income) costs	88	20
Six Months Ended June 30, 2024 - Adjusted	$7,284	$1,598

Six Months Ended June 30, 2023 - U.S. GAAP	$6,286	$1,460	23.2%
Restructuring costs - Longwall divestiture	586	—
Deferred tax valuation allowance adjustments	—	88
Excess stock-based compensation	—	32
Annual effective tax rate, excluding discrete items	$6,872	$1,580	23.0%
Excess stock-based compensation	—	(32)
Other restructuring (income) costs	56	11
Six Months Ended June 30, 2023 - Adjusted	$6,928	$1,559

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.
Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30,
	2024	2023
ME&T net cash provided by operating activities [1]	$4,573	$4,667
ME&T capital expenditures	(841)	(685)
ME&T free cash flow	$3,732	$3,982
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 75 - 76.

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

Pages 69 to 76 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,840	$15,840	$—	$—
Revenues of Financial Products	849	—	1,043	(194)	[1]
Total sales and revenues	16,689	15,840	1,043	(194)

Operating costs:
Cost of goods sold	10,150	10,152	—	(2)	[2]
Selling, general and administrative expenses	1,652	1,449	185	18	[2]
Research and development expenses	535	535	—	—
Interest expense of Financial Products	314	—	314	—
Other operating (income) expenses	556	43	560	(47)	[2]
Total operating costs	13,207	12,179	1,059	(31)

Operating profit	3,482	3,661	(16)	(163)

Interest expense excluding Financial Products	137	137	—	—
Other income (expense)	155	(21)	13	163	[3]

Consolidated profit before taxes	3,500	3,503	(3)	—

Provision (benefit) for income taxes	836	786	50	—
Profit of consolidated companies	2,664	2,717	(53)	—

Equity in profit (loss) of unconsolidated affiliated companies	17	17	—	—

Profit of consolidated and affiliated companies	2,681	2,734	(53)	—

Less: Profit (loss) attributable to noncontrolling interests	—	—	—	—

Profit [4]	$2,681	$2,734	$(53)	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$30,800	$30,800	$—	$—
Revenues of Financial Products	1,688	—	2,072	(384)	[1]
Total sales and revenues	32,488	30,800	2,072	(384)

Operating costs:
Cost of goods sold	19,812	19,816	—	(4)	[2]
Selling, general and administrative expenses	3,229	2,862	363	4	[2]
Research and development expenses	1,055	1,055	—	—
Interest expense of Financial Products	612	—	612	—
Other operating (income) expenses	779	2	845	(68)	[2]
Total operating costs	25,487	23,735	1,820	(68)

Operating profit	7,001	7,065	252	(316)

Interest expense excluding Financial Products	280	280	—	—
Other income (expense)	311	(41)	36	316	[3]

Consolidated profit before taxes	7,032	6,744	288	—

Provision (benefit) for income taxes	1,524	1,401	123	—
Profit of consolidated companies	5,508	5,343	165	—

Equity in profit (loss) of unconsolidated affiliated companies	27	27	—	—

Profit of consolidated and affiliated companies	5,535	5,370	165	—

Less: Profit (loss) attributable to noncontrolling interests	(2)	(3)	1	—

Profit [4]	$5,537	$5,373	$164	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$4,341	$3,481	$860	$—
Receivables – trade and other	9,421	3,672	643	5,106	[1,2]
Receivables – finance	9,516	—	14,826	(5,310)	[2]
Prepaid expenses and other current assets	2,736	2,549	390	(203)	[3]
Inventories	17,082	17,082	—	—
Total current assets	43,096	26,784	16,719	(407)

Property, plant and equipment – net	12,582	8,653	3,929	—
Long-term receivables – trade and other	1,181	501	55	625	[1,2]
Long-term receivables – finance	12,797	—	13,490	(693)	[2]
Noncurrent deferred and refundable income taxes	2,920	3,433	120	(633)	[4]
Intangible assets	488	488	—	—
Goodwill	5,264	5,264	—	—
Other assets	5,008	3,934	2,112	(1,038)	[5]
Total assets	$83,336	$49,057	$36,425	$(2,146)

Liabilities
Current liabilities:
Short-term borrowings	$5,298	$—	$5,298	$—
Accounts payable	7,575	7,523	274	(222)	[6,7]
Accrued expenses	4,947	4,315	632	—
Accrued wages, salaries and employee benefits	1,677	1,637	40	—
Customer advances	2,324	2,303	3	18	[7]
Dividends payable	684	684	—	—
Other current liabilities	2,882	2,365	744	(227)	[4,8]
Long-term debt due within one year	8,177	45	8,132	—
Total current liabilities	33,564	18,872	15,123	(431)

Long-term debt due after one year	23,836	8,605	15,299	(68)	[9]
Liability for postemployment benefits	3,993	3,993	—	—
Other liabilities	4,807	3,931	1,550	(674)	[4]
Total liabilities	66,200	35,401	31,972	(1,173)
Commitments and contingencies
Shareholders’ equity
Common stock	5,517	5,517	905	(905)	[10]
Treasury stock	(41,612)	(41,612)	—	—
Profit employed in the business	55,455	50,824	4,621	10	[10]
Accumulated other comprehensive income (loss)	(2,230)	(1,082)	(1,148)	—
Noncontrolling interests	6	9	75	(78)	[10]
Total shareholders’ equity	17,136	13,656	4,453	(973)
Total liabilities and shareholders’ equity	$83,336	$49,057	$36,425	$(2,146)
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
7     Reclassification of Financial Products' payables to customer advances.
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
7     Reclassification of Financial Products' payables to customer advances.
8     Elimination of prepaid insurance in Financial Products' other liabilities.
9     Elimination of debt between ME&T and Financial Products.
10     Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,535	$5,370	$165	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,055	662	393	—
Provision (benefit) for deferred income taxes	(133)	(81)	(52)	—
(Gain) loss on divestiture	164	(46)	210	—
Other	105	104	(280)	281	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(245)	195	96	(536)	[1,2]
Inventories	(643)	(638)	—	(5)	[1]
Accounts payable	(21)	6	(58)	31	[1]
Accrued expenses	69	(41)	110	—
Accrued wages, salaries and employee benefits	(1,056)	(1,035)	(21)	—
Customer advances	341	341	—	—
Other assets – net	20	(108)	5	123	[1]
Other liabilities – net	(118)	(156)	147	(109)	[1]
Net cash provided by (used for) operating activities	5,073	4,573	715	(215)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(841)	(831)	(13)	3	[1]
Expenditures for equipment leased to others	(614)	(10)	(612)	8	[1]
Proceeds from disposals of leased assets and property, plant and equipment	342	13	335	(6)	[1]
Additions to finance receivables	(7,446)	—	(7,951)	505	[2]
Collections of finance receivables	6,743	—	7,176	(433)	[2]
Net intercompany purchased receivables	—	—	(138)	138	[2]
Proceeds from sale of finance receivables	37	—	37	—
Net intercompany borrowings	—	—	9	(9)	[3]
Investments and acquisitions (net of cash acquired)	(32)	(32)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(61)	92	(153)	—
Proceeds from maturities and sale of securities	2,574	2,402	172	—
Investments in securities	(523)	(300)	(223)	—
Other – net	57	47	10	—
Net cash provided by (used for) investing activities	236	1,381	(1,351)	206

Cash flow from financing activities:
Dividends paid	(1,283)	(1,283)	—	—
Common stock issued, including treasury shares reissued	8	8	—	—
Payments to purchase common stock	(6,275)	(6,275)	—	—
Net intercompany borrowings	—	(9)	—	9	[3]
Proceeds from debt issued (original maturities greater than three months)	4,151	—	4,151	—
Payments on debt (original maturities greater than three months)	(5,217)	(1,014)	(4,203)	—
Short-term borrowings – net (original maturities three months or less)	687	—	687	—
Net cash provided by (used for) financing activities	(7,929)	(8,573)	635	9
Effect of exchange rate changes on cash	(17)	(7)	(10)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,637)	(2,626)	(11)	—
Cash, cash equivalents and restricted cash at beginning of period	6,985	6,111	874	—
Cash, cash equivalents and restricted cash at end of period	$4,348	$3,485	$863	$—

1    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
2    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
3    Elimination of net proceeds and payments to/from ME&T and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,866	$4,588	$356	$(78)	[1,5]
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,074	690	384	—
Provision (benefit) for deferred income taxes	(355)	(338)	(17)	—
(Gain) loss on divestiture	572	572	—	—
Other	106	198	(368)	276	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(465)	132	57	(654)	[2,3]
Inventories	(1,560)	(1,558)	—	(2)	[2]
Accounts payable	34	(28)	2	60	[2]
Accrued expenses	381	318	63	—
Accrued wages, salaries and employee benefits	(562)	(550)	(12)	—
Customer advances	284	283	1	—
Other assets – net	81	149	5	(73)	[2]
Other liabilities – net	366	211	71	84	[2]
Net cash provided by (used for) operating activities	4,822	4,667	542	(387)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(683)	(678)	(11)	6	[2]
Expenditures for equipment leased to others	(774)	(7)	(772)	5	[2]
Proceeds from disposals of leased assets and property, plant and equipment	368	27	350	(9)	[2]
Additions to finance receivables	(6,973)	—	(7,957)	984	[3]
Collections of finance receivables	6,759	—	7,516	(757)	[3]
Net intercompany purchased receivables	—	—	(83)	83	[3]
Proceeds from sale of finance receivables	29	—	29	—
Net intercompany borrowings	—	—	4	(4)	[4]
Investments and acquisitions (net of cash acquired)	(20)	(20)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(14)	(14)	—	—
Proceeds from sale of securities	463	332	131	—
Investments in securities	(1,078)	(866)	(212)	—
Other – net	41	41	—	—
Net cash provided by (used for) investing activities	(1,882)	(1,185)	(1,005)	308

Cash flow from financing activities:
Dividends paid	(1,238)	(1,238)	(75)	75	[5]
Common stock issued, including treasury shares reissued	(22)	(22)	—	—
Payments to purchase common stock	(1,829)	(1,829)	—	—
Net intercompany borrowings	—	(4)	—	4	[4]
Proceeds from debt issued (original maturities greater than three months)	3,299	—	3,299	—
Payments on debt (original maturities greater than three months)	(2,303)	(95)	(2,208)	—
Short-term borrowings – net (original maturities three months or less)	(406)	(3)	(403)	—
Net cash provided by (used for) financing activities	(2,499)	(3,191)	613	79
Effect of exchange rate changes on cash	(60)	(12)	(48)	—
Increase (decrease) in cash, cash equivalents and restricted cash	381	279	102	—
Cash, cash equivalents and restricted cash at beginning of period	7,013	6,049	964	—
Cash, cash equivalents and restricted cash at end of period	$7,394	$6,328	$1,066	$—

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

Changes in internal control over financial reporting

During the second quarter of 2024, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
April 1-30, 2024	604,829	$363.54	604,829		$3.150
May 1-31, 2024	2,843,633	$344.58	2,843,633	[2]	$1.920
June 1-30, 2024	1,129,561	$327.55	1,129,561		$21.550
Total	4,578,023	$342.88	4,578,023

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of June 30, 2024, approximately $21.6 billion remained available under the 2024 and 2022 Authorizations.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the second quarter of 2024.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2024, we had 33 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 15,000 active participants in the aggregate. During the second quarter of 2024, approximately 51,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5.     Other Information

On May 22, 2024, Gerald Johnson, a member of the Company's Board of Directors, entered into a Rule 10b5-1 purchase plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The purchase plan will be in effect until the earlier of (1) May 9, 2025 and (2) the date on which an aggregate of 400 shares of our common stock have been purchased under the plan.

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

CATERPILLAR INC.

August 7, 2024	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

August 7, 2024	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 7, 2024	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

August 7, 2024	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp