Form 10-Q
period 2024-09-30
CATERPILLAR INC
filed 2024-11-06
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

At September 30, 2024, 482,802,488 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2024	2023
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,231	$15,988
Revenues of Financial Products	875	822
Total sales and revenues	16,106	16,810

Operating costs:
Cost of goods sold	10,066	10,583
Selling, general and administrative expenses	1,669	1,624
Research and development expenses	533	554
Interest expense of Financial Products	336	280
Other operating (income) expenses	355	320
Total operating costs	12,959	13,361

Operating profit	3,147	3,449

Interest expense excluding Financial Products	125	129
Other income (expense)	76	195

Consolidated profit before taxes	3,098	3,515

Provision (benefit) for income taxes	642	734
Profit of consolidated companies	2,456	2,781

Equity in profit (loss) of unconsolidated affiliated companies	7	12

Profit of consolidated and affiliated companies	2,463	2,793

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)

Profit [1]	$2,464	$2,794

Profit per common share	$5.09	$5.48

Profit per common share – diluted [2]	$5.06	$5.45

Weighted-average common shares outstanding (millions)
– Basic	484.2	509.8
– Diluted [2]	486.7	512.6
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2024	2023

Profit of consolidated and affiliated companies	$2,463	$2,793
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	397	(205)
Pension and other postretirement benefits:	(3)	(3)
Derivative financial instruments:	58	(62)
Available-for-sale securities:	61	(16)

Total other comprehensive income (loss), net of tax	513	(286)
Comprehensive income	2,976	2,507
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1)	(1)
Comprehensive income attributable to shareholders	$2,977	$2,508
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2024	2023
Sales and revenues:
Sales of Machinery, Energy & Transportation	$46,031	$47,632
Revenues of Financial Products	2,563	2,358
Total sales and revenues	48,594	49,990

Operating costs:
Cost of goods sold	29,878	31,751
Selling, general and administrative expenses	4,898	4,615
Research and development expenses	1,588	1,554
Interest expense of Financial Products	948	742
Other operating (income) expenses	1,134	1,496
Total operating costs	38,446	40,158

Operating profit	10,148	9,832

Interest expense excluding Financial Products	405	385
Other income (expense)	387	354

Consolidated profit before taxes	10,130	9,801

Provision (benefit) for income taxes	2,166	2,194
Profit of consolidated companies	7,964	7,607

Equity in profit (loss) of unconsolidated affiliated companies	34	52

Profit of consolidated and affiliated companies	7,998	7,659

Less: Profit (loss) attributable to noncontrolling interests	(3)	—

Profit [1]	$8,001	$7,659

Profit per common share	$16.36	$14.93

Profit per common share – diluted [2]	$16.27	$14.85

Weighted-average common shares outstanding (millions)
– Basic	489.0	513.0
– Diluted [2]	491.7	515.7
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023

Profit of consolidated and affiliated companies	$7,998	$7,659
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation:	69	260
Pension and other postretirement benefits:	(9)	(8)
Derivative financial instruments:	(4)	(19)
Available-for-sale securities:	47	(8)

Total other comprehensive income (loss), net of tax	103	225
Comprehensive income	8,101	7,884
Less: comprehensive income (loss) attributable to the noncontrolling interests	(3)	—
Comprehensive income attributable to shareholders	$8,104	$7,884
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,638	$6,978
Receivables – trade and other	9,086	9,310
Receivables – finance	9,816	9,510
Prepaid expenses and other current assets	3,094	4,586
Inventories	17,312	16,565
Total current assets	44,946	46,949

Property, plant and equipment – net	12,837	12,680
Long-term receivables – trade and other	1,346	1,238
Long-term receivables – finance	13,263	12,664
Noncurrent deferred and refundable income taxes	3,050	2,816
Intangible assets	448	564
Goodwill	5,317	5,308
Other assets	5,066	5,257
Total assets	$86,273	$87,476

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$3,725	$4,643
Accounts payable	7,705	7,906
Accrued expenses	4,980	4,958
Accrued wages, salaries and employee benefits	2,078	2,757
Customer advances	2,404	1,929
Dividends payable	—	649
Other current liabilities	2,934	3,123
Long-term debt due within one year:
Machinery, Energy & Transportation	46	1,044
Financial Products	8,346	7,719
Total current liabilities	32,218	34,728

Long-term debt due after one year:
Machinery, Energy & Transportation	8,634	8,579
Financial Products	17,150	15,893
Liability for postemployment benefits	4,029	4,098
Other liabilities	4,839	4,675
Total liabilities	66,870	67,973
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/24 and 12/31/23 – 814,894,624) at paid-in amount	5,584	6,403
Treasury stock: (9/30/24 – 332,092,136 shares; 12/31/23 – 315,517,355 shares) at cost	(42,390)	(36,339)
Profit employed in the business	57,920	51,250
Accumulated other comprehensive income (loss)	(1,717)	(1,820)
Noncontrolling interests	6	9
Total shareholders’ equity	19,403	19,503
Total liabilities and shareholders’ equity	$86,273	$87,476
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	$6,478	$(33,391)	$47,094	$(1,946)	$21	$18,256
Profit (loss) of consolidated and affiliated companies	—	—	2,794	—	(1)	2,793
Foreign currency translation, net of tax	—	—	—	(205)	—	(205)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(62)	—	(62)
Available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Common shares issued from treasury stock for stock-based compensation: 824,973	—	59	—	—	—	59
Stock-based compensation expense	60	—	—	—	—	60
Common shares repurchased: 1,883,487 [1]	—	(530)	—	—	—	(530)
Outstanding authorized accelerated share repurchase	150	—	—	—	—	150
Other	10	(3)	—	—	(2)	5
Balance at September 30, 2023	$6,698	$(33,865)	$49,888	$(2,232)	$18	$20,507

Three Months Ended September 30, 2024
Balance at June 30, 2024	$5,517	$(41,612)	$55,455	$(2,230)	$6	$17,136
Profit (loss) of consolidated and affiliated companies	—	—	2,464	—	(1)	2,463
Foreign currency translation, net of tax	—	—	—	397	—	397
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	58	—	58
Available-for-sale securities, net of tax	—	—	—	61	—	61
Dividends declared	—	—	1	—	—	1
Common shares issued from treasury stock for stock-based compensation: 202,087	(4)	10	—	—	—	6
Stock-based compensation expense	52	—	—	—	—	52
Common shares repurchased: 2,297,715 [1]	—	(782)	—	—	—	(782)
Other	19	(6)	—	—	1	14
Balance at September 30, 2024	$5,584	$(42,390)	$57,920	$(1,717)	$6	$19,403

1 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit (loss) of consolidated and affiliated companies	—	—	7,659	—	—	7,659
Foreign currency translation, net of tax	—	—	—	260	—	260
Pension and other postretirement benefits, net of tax	—	—	—	(8)	—	(8)
Derivative financial instruments, net of tax	—	—	—	(19)	—	(19)
Available-for-sale securities, net of tax	—	—	—	(8)	—	(8)
Dividends declared [1]	—	—	(1,285)	—	—	(1,285)
Common shares issued from treasury stock for stock-based compensation: 2,238,728	(71)	108	—	—	—	37
Stock-based compensation expense	178	—	—	—	—	178
Common shares repurchased: 9,499,655 [2]	—	(2,209)	—	—	—	(2,209)
Other	31	(16)	—	—	(4)	11
Balance at September 30, 2023	$6,698	$(33,865)	$49,888	$(2,232)	$18	$20,507

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	8,001	—	(3)	7,998
Foreign currency translation, net of tax	—	—	—	69	—	69
Pension and other postretirement benefits, net of tax	—	—	—	(9)	—	(9)
Derivative financial instruments, net of tax	—	—	—	(4)	—	(4)
Available-for-sale securities, net of tax	—	—	—	47	—	47
Dividends declared [1]	—	—	(1,331)	—	—	(1,331)
Common shares issued from treasury stock for stock-based compensation: 1,629,444	(45)	59	—	—	—	14
Stock-based compensation expense	171	—	—	—	—	171
Common shares repurchased: 18,204,225 [2]	—	(6,057)	—	—	—	(6,057)
Outstanding authorized accelerated share repurchases	(1,000)	—	—	—	—	(1,000)
Other	55	(53)	—	—	—	2
Balance at September 30, 2024	$5,584	$(42,390)	$57,920	$(1,717)	$6	$19,403

1 Dividends per share of common stock of $2.71 and $2.50 were declared in the nine months ended September 30, 2024 and 2023, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$7,998	$7,659
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,598	1,599
Provision (benefit) for deferred income taxes	(329)	(448)
(Gain) loss on divestiture	164	572
Other	221	205
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(30)	(319)
Inventories	(781)	(1,424)
Accounts payable	(96)	(532)
Accrued expenses	9	588
Accrued wages, salaries and employee benefits	(671)	—
Customer advances	476	516
Other assets – net	120	128
Other liabilities – net	(37)	338
Net cash provided by (used for) operating activities	8,642	8,882

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,285)	(1,061)
Expenditures for equipment leased to others	(893)	(1,177)
Proceeds from disposals of leased assets and property, plant and equipment	541	563
Additions to finance receivables	(11,457)	(11,082)
Collections of finance receivables	10,234	10,391
Proceeds from sale of finance receivables	69	40
Investments and acquisitions (net of cash acquired)	(32)	(67)
Proceeds from sale of businesses and investments (net of cash sold)	(67)	(14)
Proceeds from maturities and sale of securities	2,841	747
Investments in securities	(892)	(3,689)
Other – net	137	32
Net cash provided by (used for) investing activities	(804)	(5,317)

Cash flow from financing activities:
Dividends paid	(1,966)	(1,901)
Common stock issued, including treasury shares reissued	15	36
Payments to purchase common stock	(7,057)	(2,209)
Proceeds from debt issued (original maturities greater than three months):
Financial Products	7,579	6,360
Payments on debt (original maturities greater than three months):
Machinery, Energy & Transportation	(1,021)	(99)
Financial Products	(5,841)	(4,360)
Short-term borrowings – net (original maturities three months or less)	(848)	(1,726)
Net cash provided by (used for) financing activities	(9,139)	(3,899)
Effect of exchange rate changes on cash	(39)	(119)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,340)	(453)
Cash, cash equivalents and restricted cash at beginning of period	6,985	7,013
Cash, cash equivalents and restricted cash at end of period	$5,645	$6,560
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2024 and 2023, (c) the consolidated financial position at September 30, 2024 and December 31, 2023, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and (e) the consolidated cash flow for the nine months ended September 30, 2024 and 2023.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,798 million, $7,923 million and $7,551 million as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively. Long-term trade receivables from dealers and end users were $635 million, $589 million and $506 million as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $218 million, $246 million and $247 million as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $2,868 million, $2,389 million and $2,314 million as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2024, we recognized $222 million and $1,395 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2024. During the three and nine months ended September 30, 2023, we recognized $197 million and $1,333 million, respectively.

As of September 30, 2024, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $14.1 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following September 30, 2024. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $52 million and $171 million for the three and nine months ended September 30, 2024, respectively, and $60 million and $178 million for the three and nine months ended September 30, 2023, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	296,295	$104.27	$338.65	777,275	$75.79	$253.98
RSUs	379,621	$338.65	$338.65	379,426	$253.98	$253.98
PRSUs	169,120	$408.64	$338.65	221,869	$253.98	$253.98

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the nine months ended September 30, 2024 and 2023, respectively:

	Grant Year
	2024	2023
Weighted-average dividend yield	2.40%	2.60%
Weighted-average volatility	30.7%	31.0%
Range of volatilities	26.3% - 32.3%	28.5% - 35.5%
Range of risk-free interest rates	4.28% - 5.03%	3.92% - 5.03%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the nine months ended September 30, 2024:

Grant Year
2024
Expected volatility of the Company's stock	29.8%
Risk-free interest rate	4.38%

As of September 30, 2024, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $173 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of September 30, 2024, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	September 30, 2024		December 31, 2023
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$367	$(171)	$389	$(155)
Interest rate contracts	54	(131)	58	(209)
Total	$421	$(302)	$447	$(364)

Undesignated derivatives
Foreign exchange contracts	$47	$(82)	$55	$(82)
Commodity contracts	13	(6)	18	(9)
Total return swap contracts	16	—	—	—
Total	$76	$(88)	$73	$(91)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of September 30, 2024 and December 31, 2023 were $26.1 billion and $25.6 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended September 30,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations[1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI[2]
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$(35)	$19	$26	$10	$(70)	$80
Interest rate contracts	(41)	(34)	(9)	3	9	14
Commodity contracts	1	14	—	—	—	—
Total return swap contracts	40	—	—	—	—	—
Total	$(35)	$(1)	$17	$13	$(61)	$94

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

(Millions of dollars)	Nine Months Ended September 30,
	Fair Value / Undesignated Hedges		Cash Flow Hedges
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2024	2023	2024	2023	2024	2023
Foreign exchange contracts	$58	$22	$108	$42	$77	$43
Interest rate contracts	(115)	(95)	6	15	38	41
Commodity contracts	2	2	—	—	—	—
Total return swap contracts	58	—	—	—	—	—
Total	$3	$(71)	$114	$57	$115	$84

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term debt due within one year	$948	$982	$(2)	$(23)
Long-term debt due after one year	5,031	4,245	(65)	(156)
Total	$5,979	$5,227	$(67)	$(179)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of September 30, 2024 and December 31, 2023, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$497	$(390)	$520	$(455)
Financial Instruments Not Offset	(182)	182	(202)	202
Net Amount	$315	$(208)	$318	$(253)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2024	December 31, 2023
Raw materials	$6,787	$6,492
Work-in-process	1,500	1,411
Finished goods	8,652	8,308
Supplies	373	354
Total inventories	$17,312	$16,565

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	September 30, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,233	$(1,923)	$310
Intellectual property	499	(397)	102
Other	117	(81)	36
Total finite-lived intangible assets	$2,849	$(2,401)	$448

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,232	$(1,814)	$418
Intellectual property	484	(380)	104
Other	117	(75)	42
Total finite-lived intangible assets	$2,833	$(2,269)	$564

Amortization expense for the three and nine months ended September 30, 2024 was $44 million and $131 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $44 million and $174 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2024	2025	2026	2027	2028	Thereafter
$44	$167	$97	$34	$26	$80

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2024 or 2023.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024 were as follows:

(Millions of dollars)	December 31, 2023	Other Adjustments [1]	September 30, 2024
Construction Industries
Goodwill	$277	$(1)	$276
Impairments	(22)	—	(22)
Net goodwill	255	(1)	254
Resource Industries
Goodwill	4,151	7	4,158
Impairments	(1,175)	—	(1,175)
Net goodwill	2,976	7	2,983
Energy & Transportation
Goodwill	2,959	4	2,963
Impairments	(925)	—	(925)
Net goodwill	2,034	4	2,038
All Other [2]
Goodwill	43	(1)	42
Consolidated total
Goodwill	7,430	9	7,439
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,308	$9	$5,317

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	September 30, 2024			December 31, 2023
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$13	$—	$13	$10	$—	$10
Other U.S. and non-U.S. government bonds	69	—	69	62	(2)	60

Corporate debt securities
Corporate bonds and other debt securities	2,946	4	2,950	3,031	(36)	2,995
Asset-backed securities	221	(1)	220	195	(3)	192

Mortgage-backed debt securities
U.S. governmental agency	458	(14)	444	433	(23)	410
Residential	2	—	2	3	(1)	2
Commercial	133	(5)	128	137	(9)	128
Total available-for-sale debt securities	$3,842	$(16)	$3,826	$3,871	$(74)	$3,797

Available-for-sale debt securities in an unrealized loss position:

	September 30, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$19	$2	$19	$2

Corporate debt securities
Corporate bonds	159	—	829	24	988	24
Asset-backed securities	8	—	37	2	45	2

Mortgage-backed debt securities
U.S. governmental agency	—	—	278	19	278	19
Commercial	—	—	113	5	113	5
Total	$167	$—	$1,276	$52	$1,443	$52

	December 31, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$25	$3	$25	$3
Corporate debt securities
Corporate bonds	765	—	1,011	45	1,776	45
Asset-backed securities	9	—	97	3	106	3

Mortgage-backed debt securities
U.S. governmental agency	33	—	287	25	320	25
Commercial	2	—	121	9	123	9
Total	$809	$—	$1,541	$85	$2,350	$85

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2024.

The cost basis and fair value of available-for-sale debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2024
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$1,260	$1,260
Due after one year through five years	1,588	1,586
Due after five years through ten years	288	293
Due after ten years	113	113
U.S. governmental agency mortgage-backed securities	458	444
Residential mortgage-backed securities	2	2
Commercial mortgage-backed securities	133	128
Total debt securities – available-for-sale	$3,842	$3,826

Sales of available-for-sale debt securities:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Proceeds from the sale of available-for-sale securities	$257	$271	$917	$710
Gross gains from the sale of available-for-sale securities	$—	$—	$—	$—
Gross losses from the sale of available-for-sale securities	$—	$1	$2	$1

In addition, we had $1,900 million of investments in time deposits classified as held-to-maturity debt securities as of December 31, 2023. We did not have any investments classified as held-to-maturity debt securities as of September 30, 2024. These investments matured within one year and were included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

For the three months ended September 30, 2024 and 2023, the net unrealized gains (losses) for equity securities held at September 30, 2024 and 2023 were $18 million and $(11) million, respectively. For the nine months ended September 30, 2024 and 2023, the net unrealized gains (losses) for equity securities held at September 30, 2024 and 2023 were $32 million and $(25) million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
(Millions of dollars)	2024	2023	2024	2023	2024	2023
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$10	$16	$16
Interest cost	156	164	30	30	33	36
Expected return on plan assets	(174)	(173)	(43)	(40)	(2)	(2)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(3)
Net periodic benefit cost (benefit) [1]	$(18)	$(9)	$(1)	$—	$44	$47

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$34	$30	$50	$50
Interest cost	469	492	91	91	99	108
Expected return on plan assets	(524)	(517)	(127)	(120)	(6)	(8)
Amortization of prior service cost (credit)	—	—	—	—	(10)	(9)
Net periodic benefit cost (benefit) [1]	$(55)	$(25)	$(2)	$1	$133	$141

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $49 million and $221 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2024, respectively. We currently anticipate full-year 2024 contributions of approximately $273 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
U.S. Plans [1]	$168	$120	$506	$405
Non-U.S. Plans	32	27	94	85
	$200	$147	$600	$490

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Finance lease revenue	$110	$106	$325	$315
Operating lease revenue	303	286	909	836
Total	$413	$392	$1,234	$1,151

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $406 million and $353 million at September 30, 2024 and December 31, 2023, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2024 and December 31, 2023, the SPC’s assets of $1.31 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.31 billion and $1.35 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat

Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the nine months ended September 30 was as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Warranty liability, beginning of period	$1,894	$1,761
Reduction in liability (payments)	(603)	(617)
Increase in liability (new warranties)	478	724
Warranty liability, end of period	$1,769	$1,868

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2024	2023	2024	2023
Profit for the period (A) [1]	$2,464	$2,794	$8,001	$7,659
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	484.2	509.8	489.0	513.0
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.5	2.8	2.7	2.7
Average common shares outstanding for fully diluted computation (C) [2]	486.7	512.6	491.7	515.7
Profit per share of common stock:
Assuming no dilution (A/B)	$5.09	$5.48	$16.36	$14.93
Assuming full dilution (A/C) [2]	$5.06	$5.45	$16.27	$14.85
Shares outstanding as of September 30, (in millions)			482.8	509.1

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and nine months ended September 30, 2024, we excluded 0.3 million and 0.2 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive. For the three and nine months ended September 30, 2023, we excluded 0.8 million and 2.1 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and nine months ended September 30, 2024, we repurchased 2.3 million and 18.2 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.8 billion and $6.1 billion, respectively. For the three and nine months ended September 30, 2023, we repurchased 1.9 million and 9.5 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.5 billion and $2.2 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2024 and 2023.

In the first quarter of 2024, we entered into ASR agreements to repurchase an aggregate of $3.50 billion of common stock. We advanced the $3.50 billion and received approximately 7.6 million shares of Caterpillar common stock with a value of $2.45 billion. In the second quarter of 2024, we entered into ASR agreements to repurchase an aggregate of $1.00 billion of common stock. We advanced the $1.00 billion and received approximately 2.2 million shares of Caterpillar common stock with a value of $750 million. These ASR agreements will last into the fourth quarter of 2024. The final number of shares to ultimately be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The remaining $1.30 billion was evaluated as unsettled forward contracts and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Foreign currency translation:
Beginning balance	$(2,110)	$(1,863)	$(1,782)	$(2,328)
Gains (losses) on foreign currency translation	377	(194)	36	(235)
Less: Tax provision /(benefit)	(20)	10	(5)	(2)
Net gains (losses) on foreign currency translation	397	(204)	41	(233)
(Gains) losses reclassified to earnings	—	(1)	28	493
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	(1)	28	493
Other comprehensive income (loss), net of tax	397	(205)	69	260
Ending balance	$(1,713)	$(2,068)	$(1,713)	$(2,068)
Pension and other postretirement benefits
Beginning balance	$(55)	$(44)	$(49)	$(39)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision /(benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(3)	(3)	(10)	(9)
Less: Tax provision /(benefit)	—	—	(1)	(1)
Net amortization of prior service (credit) cost	(3)	(3)	(9)	(8)
Other comprehensive income (loss), net of tax	(3)	(3)	(9)	(8)
Ending balance	$(58)	$(47)	$(58)	$(47)
Derivative financial instruments
Beginning balance	$5	$71	$67	$28
Gains (losses) deferred	17	13	114	57
Less: Tax provision /(benefit)	10	5	37	14
Net gains (losses) deferred	7	8	77	43
(Gains) losses reclassified to earnings	61	(94)	(115)	(84)
Less: Tax provision /(benefit)	10	(24)	(34)	(22)
Net (gains) losses reclassified to earnings	51	(70)	(81)	(62)
Other comprehensive income (loss), net of tax	58	(62)	(4)	(19)
Ending balance	$63	$9	$63	$9
Available-for-sale securities
Beginning balance	$(70)	$(110)	$(56)	$(118)
Gains (losses) deferred	74	(22)	56	(12)
Less: Tax provision /(benefit)	13	(5)	11	(3)
Net gains (losses) deferred	61	(17)	45	(9)
(Gains) losses reclassified to earnings	—	1	2	1
Less: Tax provision /(benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	1	2	1
Other comprehensive income (loss), net of tax	61	(16)	47	(8)
Ending balance	$(9)	$(126)	$(9)	$(126)

Total AOCI Ending Balance at September 30,	$(1,717)	$(2,232)	$(1,717)	$(2,232)

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

Our operations in Brazil are subject to highly complex labor, tax, customs and other laws. While we believe that we are in compliance with such laws, we are periodically engaged in litigation regarding the application of these laws, including certain tax and customs disputes with federal, state and municipal authorities in Brazil relating to export activities associated with Caterpillar Brasil Ltda. The Company is unable to predict the outcome or reasonably estimate any potential losses; however, we currently believe that any matters raised will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

15.                              Income taxes

The effective tax rate for the three months ended September 30, 2024 was 20.7 percent compared to 20.9 percent for the three months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was 21.4 percent compared to 22.4 percent for the nine months ended September 30, 2023.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 32 to 33 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

For the three and nine months ended September 30, 2024 and 2023, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2024
Construction Industries	$3,629	$658	$1,150	$875	$6,312		$33	$6,345
Resource Industries	1,131	498	442	863	2,934		94	3,028
Energy & Transportation	3,214	449	1,486	856	6,005		1,182	7,187
Financial Products Segment	695	97	130	112	1,034	[1]	—	1,034
Total sales and revenues from reportable segments	8,669	1,702	3,208	2,706	16,285		1,309	17,594
All Other Segment	12	—	3	14	29		63	92
Corporate Items and Eliminations	(136)	(24)	(12)	(36)	(208)		(1,372)	(1,580)
Total Sales and Revenues	$8,545	$1,678	$3,199	$2,684	$16,106		$—	$16,106

Three Months Ended September 30, 2023
Construction Industries	$4,078	$555	$1,351	$997	$6,981		$18	$6,999
Resource Industries	1,366	499	508	886	3,259		92	3,351
Energy & Transportation	2,966	460	1,428	901	5,755		1,104	6,859
Financial Products Segment	627	110	132	110	979	[1]	—	979
Total sales and revenues from reportable segments	9,037	1,624	3,419	2,894	16,974		1,214	18,188
All Other Segment	16	(1)	5	10	30		76	106
Corporate Items and Eliminations	(126)	(20)	(22)	(26)	(194)		(1,290)	(1,484)
Total Sales and Revenues	$8,927	$1,603	$3,402	$2,878	$16,810		$—	$16,810

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $190 million and $181 million in the three months ended September 30, 2024 and 2023, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2024
Construction Industries	$11,419	$1,930	$3,193	$2,843	$19,385		$67	$19,452
Resource Industries	3,601	1,498	1,349	2,704	9,152		275	9,427
Energy & Transportation	9,473	1,296	4,201	2,602	17,572		3,633	21,205
Financial Products Segment	2,022	299	377	331	3,029	[1]	—	3,029
Total sales and revenues from reportable segments	26,515	5,023	9,120	8,480	49,138		3,975	53,113
All Other Segment	43	(1)	11	39	92		217	309
Corporate Items and Eliminations	(397)	(66)	(83)	(90)	(636)		(4,192)	(4,828)
Total Sales and Revenues	$26,161	$4,956	$9,048	$8,429	$48,594		$—	$48,594

Nine Months Ended September 30, 2023
Construction Industries	$11,654	$1,720	$4,125	$3,307	$20,806		$93	$20,899
Resource Industries	4,016	1,511	1,624	2,940	10,091		250	10,341
Energy & Transportation	8,658	1,299	4,291	2,519	16,767		3,565	20,332
Financial Products Segment	1,795	316	364	329	2,804	[1]	—	2,804
Total sales and revenues from reportable segments	26,123	4,846	10,404	9,095	50,468		3,908	54,376
All Other Segment	50	(1)	13	37	99		234	333
Corporate Items and Eliminations	(374)	(61)	(64)	(78)	(577)		(4,142)	(4,719)
Total Sales and Revenues	$25,799	$4,784	$10,353	$9,054	$49,990		$—	$49,990

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $547 million and $515 million in the nine months ended September 30, 2024 and 2023, respectively.

For the three and nine months ended September 30, 2024 and 2023, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Oil and gas	$1,656	$1,667	$5,053	$4,741
Power generation	2,011	1,598	5,514	4,527
Industrial	1,028	1,220	3,062	3,793
Transportation	1,310	1,270	3,943	3,706
Energy & Transportation External Sales	$6,005	$5,755	$17,572	$16,767

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Profit from reportable segments:
Construction Industries	$1,486	$1,847	$4,991	$5,440
Resource Industries	619	730	2,067	2,234
Energy & Transportation	1,433	1,181	4,259	3,507
Financial Products Segment	246	203	766	675
Total profit from reportable segments	3,784	3,961	12,083	11,856
Profit (loss) from All Other Segment	(13)	21	32	42
Cost centers	(5)	10	7	53
Corporate costs	(205)	(265)	(682)	(714)
Timing	(3)	22	12	(89)
Restructuring income (costs)	(70)	(46)	(322)	(688)
Methodology differences:
Inventory/cost of sales	13	(2)	16	137
Postretirement benefit expense	(51)	(13)	(106)	(84)
Stock-based compensation expense	(52)	(60)	(171)	(178)
Financing costs	(42)	(13)	(111)	(115)
Currency	(79)	78	29	106
Other income/expense methodology differences	(166)	(164)	(584)	(468)
Other methodology differences	(13)	(14)	(73)	(57)
Total consolidated profit before taxes	$3,098	$3,515	$10,130	$9,801

Reconciliation of Assets:

(Millions of dollars)	September 30, 2024	December 31, 2023
Assets from reportable segments:
Construction Industries	$5,490	$5,384
Resource Industries	5,438	5,742
Energy & Transportation	10,946	10,555
Financial Products Segment	37,183	35,685
Total assets from reportable segments	59,057	57,366
Assets from All Other Segment	1,952	1,890
Items not included in segment assets:
Cash and cash equivalents	4,760	6,106
Deferred income taxes	2,938	2,668
Goodwill and intangible assets	4,560	4,452
Property, plant and equipment – net and other assets	4,853	6,548
Inventory methodology differences	(3,437)	(3,169)
Liabilities included in segment assets	12,157	11,781
Other	(567)	(166)
Total assets	$86,273	$87,476

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization from reportable segments:
Construction Industries	$60	$54	$173	$162
Resource Industries	66	66	192	235
Energy & Transportation	146	139	426	401
Financial Products Segment	184	186	554	545
Total depreciation and amortization from reportable segments	456	445	1,345	1,343
Items not included in segment depreciation and amortization:
All Other Segment	63	59	186	176
Cost centers	25	23	72	65
Other	(1)	(2)	(5)	15
Total depreciation and amortization	$543	$525	$1,598	$1,599

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital expenditures from reportable segments:
Construction Industries	$66	$105	$179	$188
Resource Industries	64	62	150	132
Energy & Transportation	292	249	671	595
Financial Products Segment	264	342	818	1,031
Total capital expenditures from reportable segments	686	758	1,818	1,946
Items not included in segment capital expenditures:
All Other Segment	63	67	149	142
Cost centers	60	27	114	71
Timing	(71)	—	137	185
Other	(15)	(71)	(40)	(106)
Total capital expenditures	$723	$781	$2,178	$2,238

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of September 30, 2024.

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

During the three and nine months ended September 30, 2024, Cat Financial's forecasts reflected a continuation of the trend of historically low unemployment rates as well as low delinquencies within their portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and nine months ended September 30, 2024.

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

An analysis of Cat Financial's allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$246	$4	$250	$265	$50	$315
Write-offs	(42)	—	(42)	(22)	—	(22)
Recoveries	15	—	15	13	—	13
Provision for credit losses [1]	25	—	25	31	1	32
Other	2	—	2	(3)	—	(3)
Ending balance	$246	$4	$250	$284	$51	$335

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$276	$51	$327	$277	$65	$342
Write-offs	(98)	(47)	(145)	(63)	—	(63)
Recoveries	45	—	45	36	—	36
Provision for credit losses [1]	49	—	49	35	(14)	21
Other	(26)	—	(26)	(1)	—	(1)
Ending balance	$246	$4	$250	$284	$51	$335

Finance Receivables	$21,551	$1,716	$23,267	$19,768	$2,060	$21,828

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for Cat Financial's Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$4	$2	$1	$—	$2	$14
EAME	—	—	1	1	1	—	—	3
Asia/Pacific	—	2	1	—	—	1	—	4
Mining	8	3	3	—	—	—	—	14
Latin America	—	2	2	1	2	—	—	7
Total	$8	$12	$11	$4	$4	$1	$2	$42

	Three Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$2	$2	$1	$1	$—	$2	$9
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	2	3	1	—	—	—	6
Latin America	—	1	1	1	—	1	—	4
Total	$1	$6	$7	$4	$1	$1	$2	$22

	Nine Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$13	$10	$5	$2	$1	$8	$39
EAME	—	2	3	3	2	—	—	10
Asia/Pacific	—	4	4	3	1	1	—	13
Mining	8	3	3	—	—	—	—	14
Latin America	—	2	5	4	3	8	—	22
Total	$8	$24	$25	$15	$8	$10	$8	$98

	Nine Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total
North America	$1	$7	$7	$2	$2	$1	$9	$29
EAME	—	2	3	3	—	1	—	9
Asia/Pacific	—	3	6	4	1	—	—	14
Latin America	—	3	3	3	1	1	—	11
Total	$1	$15	$19	$12	$4	$3	$9	$63

For the three months ended September 30, 2024, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the nine months ended September 30, 2024 there were $47 million of gross write-offs in Cat Financial's Dealer portfolio segment, all of which were in Latin America and originated prior to 2019.

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

Customer
The aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year were as follows:

(Millions of dollars)	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$3,959	$3,389	$1,821	$1,210	$347	$63	$360	$11,149
31-60 days past due	24	43	36	23	8	2	3	139
61-90 days past due	6	13	10	5	2	1	1	38
91+ days past due	6	31	27	16	7	3	1	91

EAME
Current	990	1,040	646	351	130	103	—	3,260
31-60 days past due	7	16	12	6	2	—	—	43
61-90 days past due	2	7	3	2	1	—	—	15
91+ days past due	4	21	12	17	6	2	—	62

Asia/Pacific
Current	764	663	345	128	23	5	1	1,929
31-60 days past due	6	9	7	3	1	—	—	26
61-90 days past due	1	3	3	2	—	—	—	9
91+ days past due	1	2	3	2	1	—	—	9

Mining
Current	764	843	509	248	83	46	24	2,517
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	9	7	6	1	—	—	—	23
91+ days past due	—	1	1	1	—	5	—	8

Latin America
Current	680	468	290	89	14	6	—	1,547
31-60 days past due	3	7	6	2	—	—	—	18
61-90 days past due	—	2	2	1	—	1	—	6
91+ days past due	1	5	8	4	2	1	—	21

Power
Current	68	183	45	48	66	67	161	638
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$7,225	$6,586	$3,656	$2,074	$663	$290	$546	$21,040
31-60 days past due	40	75	61	34	11	2	3	226
61-90 days past due	18	32	24	11	3	2	1	91
91+ days past due	12	60	51	40	16	14	1	194
Total Customer	$7,295	$6,753	$3,792	$2,159	$693	$308	$551	$21,551

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69

EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51

Asia/Pacific
Current	943	594	293	73	16	4	—	1,923
31-60 days past due	5	6	7	2	—	—	—	20
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13

Mining
Current	1,039	686	381	121	68	27	66	2,388
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2

Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44

Power
Current	152	49	64	75	28	59	162	589
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	$8,650	$5,372	$3,545	$1,331	$466	$233	$540	$20,137
31-60 days past due	52	56	44	20	8	1	4	185
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total Customer	$8,742	$5,504	$3,649	$1,383	$493	$252	$548	$20,571

Finance receivables in Cat Financial's Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer

As of September 30, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current. As of December 31, 2023, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $44 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$78	$15	$52	$20
EAME	62	3	34	18
Asia/Pacific	7	4	8	5
Mining	31	—	2	—
Latin America	25	—	48	1
Power	3	—	8	—
Total	$206	$22	$152	$44

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of September 30, 2024. There were $44 million in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which was in Latin America.

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

During the three and nine months ended September 30, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three months ended September 30, 2024 and 2023, was $6 million and $13 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.03 percent and 0.06 percent of Cat Financial's Customer portfolio for the same periods, respectively. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the nine months ended September 30, 2024 and 2023, was $12 million and $38 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.05 percent and 0.17 percent of Cat Financial's Customer portfolio for the same periods, respectively.

For the three months ended September 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 5 and 8 months, respectively, to the terms of modified contracts. For the nine months ended September 30, 2024 and 2023, the financial effects of term extensions for borrowers experiencing financial difficulty added a weighted average of 8 and 17 months, respectively, to the terms of modified contracts. For the three months ended September 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 4 and 6 months, respectively. For the nine months ended September 30, 2024 and 2023, the financial effects of payment delays for borrowers experiencing financial difficulty resulted in weighted average payment deferrals and/or interest only payment periods of 6 and 7 months, respectively.

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of September 30, 2024 and 2023, defaults of loans modified in the prior twelve months were not significant.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$13	$—	$—	$—	$13
Other U.S. and non-U.S. government bonds	—	69	—	—	69
Corporate debt securities
Corporate bonds and other debt securities	—	2,950	—	—	2,950
Asset-backed securities	—	220	—	—	220
Mortgage-backed debt securities
U.S. governmental agency	—	444	—	—	444
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	13	3,813	—	—	3,826
Equity securities
Large capitalization value	266	—	—	—	266
Smaller company growth	39	—	—	—	39
REIT	—	—	—	168	168
Total equity securities	305	—	—	168	473
Derivative financial instruments - assets
Foreign currency contracts - net	—	161	—	—	161
Commodity contracts - net	—	7	—	—	7
Total return swap contracts - net	—	16	—	—	16
Total assets	$318	$3,997	$—	$168	$4,483
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$77	$—	$—	$77
Total liabilities	$—	$77	$—	$—	$77

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	60	—	—	60
Corporate debt securities
Corporate bonds and other debt securities	—	2,995	—	—	2,995
Asset-backed securities	—	192	—	—	192
Mortgage-backed debt securities
U.S. governmental agency	—	410	—	—	410
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	10	3,787	—	—	3,797
Equity securities
Large capitalization value	223	—	—	—	223
Smaller company growth	35	—	—	—	35
REIT	—	—	—	180	180
Total equity securities	258	—	—	180	438
Derivative financial instruments - assets
Foreign currency contracts - net	—	207	—	—	207
Commodity contracts - net	—	9	—	—	9
Total Assets	$268	$4,003	$—	$180	$4,451
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$151	$—	$—	$151
Total liabilities	$—	$151	$—	$—	$151

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated.  In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $59 million and $55 million as of September 30, 2024 and December 31, 2023, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	September 30, 2024		December 31, 2023
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$16,194	$15,899	$15,386	$15,017	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,521	1,482	1,415	1,368	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	8,680	8,569	9,623	9,550	2
Financial Products	25,496	25,472	23,612	23,299	2

1    Represents finance leases and failed sale leasebacks of $7,018 million and $6,953 million at September 30, 2024 and December 31, 2023, respectively.

19.                         Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Investment and interest income	$108	$135	$362	$324
Foreign exchange gains (losses) [1]	(123)	17	(64)	(15)
License fee income	36	37	107	111
Net periodic pension and OPEB income (cost), excluding service cost	3	(12)	8	(37)
Gains (losses) on securities	18	6	30	(15)
Miscellaneous income (loss)	34	12	(56)	(14)
Total	$76	$195	$387	$354

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

Restructuring costs for the three and nine months ended September 30, 2024 and 2023 were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee separations [1]	$17	$10	$49	$32
Divestitures [1]	—	—	164	586
Contract terminations [1]	6	—	7	—
Long-lived asset impairments [1]	—	2	7	4
Other [2]	47	34	95	66
Total restructuring (income) costs	$70	$46	$322	$688

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management, equipment relocation and accelerated depreciation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the nine months ended September 30, 2024 were primarily related to the divestitures of certain non-US entities. The restructuring costs for the nine months ended September 30, 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation.

In 2024 and 2023, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $818 million and $803 million at September 30, 2024 and December 31, 2023, respectively.

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
Highlights for the third quarter of 2024 include:
•Total sales and revenues for the third quarter of 2024 were $16.106 billion, a decrease of $704 million, or 4 percent, compared with $16.810 billion in the third quarter of 2023. In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
•Operating profit margin was 19.5 percent for the third quarter of 2024, compared with 20.5 percent for the third quarter of 2023. Adjusted operating profit margin was 20.0 percent for the third quarter of 2024, compared with 20.8 percent for the third quarter of 2023.
•Third-quarter 2024 profit per share was $5.06, and excluding the items in the table below, adjusted profit per share was $5.17. Third-quarter 2023 profit per share was $5.45, and excluding the items in the table below, adjusted profit per share was $5.52.
•Caterpillar ended the third quarter of 2024 with $5.6 billion of enterprise cash.
Highlights for the nine months ended September 30, 2024 include:
•Total sales and revenues were $48.594 billion for the nine months ended September 30, 2024, a decrease of $1.396 billion, or 3 percent, compared with $49.990 billion for the nine months ended September 30, 2023.
•Operating profit margin was 20.9 percent for the nine months ended September 30, 2024, compared with 19.7 percent for the nine months ended September 30, 2023. Adjusted operating profit margin was 21.5 percent for the nine months ended September 30, 2024, compared with 21.0 percent for the nine months ended September 30, 2023.
•Profit per share for the nine months ended September 30, 2024, was $16.27, and excluding the items in the table below, adjusted profit per share was $16.75. Profit per share for the nine months ended September 30, 2023, was $14.85, and excluding the items in the table below, adjusted profit per share was $15.98.
•Enterprise operating cash flow was $8.6 billion for the nine months ended September 30, 2024.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 66-68.

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,098	$5.06	$3,515	$5.45	$10,130	$16.27	$9,801	$14.85
Restructuring (income) costs - divestitures of certain non-U.S. entities	—	—	—	—	164	0.22	—	—
Other restructuring (income) costs	70	0.11	46	0.07	158	0.26	102	0.17
Restructuring costs - Longwall divestiture	—	—	—	—	—	—	586	1.13
Deferred tax valuation allowance adjustments	—	—	—	—	—	—	—	(0.17)
Adjusted profit	$3,168	$5.17	$3,561	$5.52	$10,452	$16.75	$10,489	$15.98

Overview
Total sales and revenues for the third quarter of 2024 were $16.106 billion, a decrease of $704 million, or 4 percent, compared with $16.810 billion in the third quarter of 2023. The decrease was primarily due to lower sales volume. The decrease in sales volume was mainly driven by lower sales of equipment to end users. In addition, changes in dealer inventories had an unfavorable impact to sales volume. Dealer inventory increased less during the third quarter of 2024 than during the third quarter of 2023.
Third-quarter 2024 profit per share was $5.06, compared with $5.45 profit per share in the third quarter of 2023. In the third quarters of 2024 and 2023, profit per share included restructuring costs. Profit for the third quarter of 2024 was $2.464 billion, a decrease of $330 million, or 12 percent, compared with $2.794 billion for the third quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume, partially offset by favorable price realization.

Trends and Economic Conditions
Outlook for Key End Markets
Our results continue to reflect the benefit of the diversity of our end markets.
In Construction Industries, we expect lower sales of equipment to end users in the fourth quarter of 2024 as compared to the fourth quarter of 2023, but remain positive about the longer-term demand outlook. In North America, we anticipate lower sales of equipment to end users in the fourth quarter of 2024 primarily due to lower rental fleet loading, consistent with the trend in the second and third quarters of 2024. However, dealer rental revenue continues to grow. In addition, government-related infrastructure projects are expected to remain healthy, supported by funding yet to be spent from the Infrastructure Investment and Jobs Act (IIJA). In Asia Pacific, outside of China, we expect soft economic conditions to continue. We anticipate demand in China will remain at a relatively low level in the excavator industry above 10-tons. In EAME, we anticipate that weak economic conditions in Europe will continue, to be partially offset by continued healthy construction demand in the Middle East. Construction activity in Latin America remains healthy, and we are expecting modest growth to continue. In addition, we anticipate the ongoing benefit of our services initiatives will positively impact Construction Industries.
In Resource Industries, for both mining and heavy construction and quarry and aggregates, we continue to anticipate lower machine sales volume in the fourth quarter of 2024 as compared to a strong performance in the fourth quarter of 2023. However, we expect the year-over-year rate of decline for sales of equipment to end users to moderate in the fourth quarter of 2024 as compared to previous quarters. We expect higher services revenues, including robust rebuild activity. Customer product utilization remains high, the number of parked trucks remains relatively low, the age of the fleet remains elevated, and our autonomous solutions continue to have strong customer acceptance. Customers continue to display capital discipline, however, we continue to believe the energy transition will support increased commodity demand over time, expanding our total addressable market and providing further opportunities for long-term profitable growth.
In Energy & Transportation, Power Generation demand is expected to remain strong, and we expect robust growth for reciprocating engines and for turbines and turbine-related services in the fourth quarter of 2024 and for the full-year as compared to 2023. Overall strength in Power Generation continues to be driven by data center growth related to cloud computing and generative artificial intelligence (AI), and we expect this trend to continue. For Oil & Gas, in total, we expect a stronger year overall in 2024 as compared to 2023. For turbines and turbine-related services used in Oil & Gas applications, we expect a strong fourth quarter of 2024, but sales are expected to be lower than the fourth quarter of 2023 due to the timing of deliveries. We expect the increase in sales for turbines and turbine-related services used in Power Generation will mostly offset the decrease in sales for turbines and turbine-related services used in Oil & Gas. Overall, we expect roughly flat sales in turbines and turbine-related services in the fourth quarter of 2024 as compared to the fourth quarter of 2023. Turbines and turbine-related services has a strong backlog as well as healthy order and inquiry activity, and we continue to expect growth for turbines and turbine-related services in Oil & Gas in 2024 as compared to 2023. After a strong 2023, we expect reciprocating engine sales for Oil & Gas to be slightly down in 2024, primarily due to ongoing softness in well servicing. We still expect gas compression for reciprocating engines used in Oil & Gas to be up in 2024 as compared to 2023, however, we expect it to soften in the near-term as equipment lead times have normalized. Industrial demand is expected to remain at a relatively low level in 2024 as compared to 2023. In Transportation, we anticipate growth in 2024 for both rail services and marine applications.
Fourth-Quarter 2024 Company Trends and Expectations
In the fourth quarter of 2024, we expect slightly lower total sales and revenues as compared to the fourth quarter of 2023, impacted by lower machine sales of equipment to end users. Machine dealer inventory is expected to decrease less during the fourth quarter of 2024 as compared to the $1.4 billion decrease during the fourth quarter of 2023. We expect machine dealer inventory at the end of 2024 to be around the same level as the end of 2023. Price realization for machines is expected to trend lower with the normalizing pricing environment, partially offset by favorable price realization in Energy & Transportation. Services revenues increased in the third quarter of 2024, and the ongoing benefit of our services initiatives are expected to positively impact sales in the fourth quarter of 2024.
In the fourth quarter of 2024 as compared to the fourth quarter of 2023, we expect favorable manufacturing costs and lower selling, general and administrative (SG&A) and research and development (R&D) expenses to be more than offset by the profit impact of lower sales volume. Lower SG&A/R&D expenses are expected to be primarily driven by lower short-term incentive compensation in the fourth quarter of 2024 as compared to the fourth quarter of 2023.
For the three primary segments, as compared to the fourth quarter of 2023, we expect lower Construction Industries' sales in the fourth quarter of 2024 driven by lower sales of equipment to end users and unfavorable price realization. Resource Industries' sales in the fourth quarter of 2024 are expected to be slightly lower driven by lower sales of equipment to end users as compared to a strong fourth quarter of 2023. In Energy & Transportation, we expect sales to be slightly higher supported by strength in Power Generation.

In the fourth quarter of 2024 as compared to the fourth quarter of 2023, within Construction Industries, we expect unfavorable price realization, partially offset by favorable manufacturing costs. In Resource Industries, we anticipate an unfavorable profit impact from lower sales volume and higher SG&A/R&D expenses as we continue to invest in strategic initiatives for future long-term profitable growth, such as services growth and technology, including autonomy, alternative fuels, connectivity and digital and electrification, to be partially offset by favorable manufacturing costs. In Energy & Transportation, we expect favorable price realization.
Full-Year 2024 Company Trends and Expectations
For 2024, we expect continued services growth. We also expect restructuring costs to be approximately $400 million and expect capital expenditures to be around $2.0 billion. We expect the annual effective tax rate, excluding discrete items, to be 22.5 percent.
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
•Information on non-GAAP financial measures is included on pages 66-68.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2023

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2023 (at left) and the third quarter of 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the third quarter of 2024 were $16.106 billion, a decrease of $704 million, or 4 percent, compared with $16.810 billion in the third quarter of 2023. The decrease was primarily due to lower sales volume of $759 million. The decrease in sales volume was mainly driven by lower sales of equipment to end users. In addition, changes in dealer inventories had an unfavorable impact to sales volume. Dealer inventory increased less during the third quarter of 2024 than during the third quarter of 2023.
In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
North America sales decreased 5 percent primarily due to lower sales volume, partially offset by favorable price realization. The decrease in sales volume was primarily driven by lower sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased less during the third quarter of 2024 than during the third quarter of 2023.
Sales increased 6 percent in Latin America mainly due to higher sales volume, partially offset by unfavorable currency impacts, primarily related to the Brazilian real. The increase in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2024, compared with a decrease during the third quarter of 2023.
EAME sales decreased 6 percent primarily due to lower sales volume. The decrease in sales volume was primarily driven by lower sales of equipment to end users.
Asia/Pacific sales decreased 7 percent due to lower sales volume. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the third quarter of 2024, compared with an increase during the third quarter of 2023.
Total dealer inventory increased $400 million during the third quarter of 2024, compared with an increase of $600 million during the third quarter of 2023. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2023	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2024	$ Change	% Change

Construction Industries	$6,999	$(458)	$(147)	$(64)	$15	$6,345	$(654)	(9%)
Resource Industries	3,351	(352)	38	(11)	2	3,028	(323)	(10%)
Energy & Transportation	6,859	57	213	(20)	78	7,187	328	5%
All Other Segment	106	(2)	1	—	(13)	92	(14)	(13%)
Corporate Items and Eliminations	(1,327)	(4)	(1)	(7)	(82)	(1,421)	(94)
Machinery, Energy & Transportation Sales	15,988	(759)	104	(102)	—	15,231	(757)	(5%)

Financial Products Segment	979	—	—	—	55	1,034	55	6%
Corporate Items and Eliminations	(157)	—	—	—	(2)	(159)	(2)
Financial Products Revenues	822	—	—	—	53	875	53	6%

Consolidated Sales and Revenues	$16,810	$(759)	$104	$(102)	$53	$16,106	$(704)	(4%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2024
Construction Industries	$3,629	(11%)	$658	19%	$1,150	(15%)	$875	(12%)	$6,312		(10%)	$33	83%	$6,345	(9%)
Resource Industries	1,131	(17%)	498	—%	442	(13%)	863	(3%)	2,934		(10%)	94	2%	3,028	(10%)
Energy & Transportation	3,214	8%	449	(2%)	1,486	4%	856	(5%)	6,005		4%	1,182	7%	7,187	5%
All Other Segment	12	(25%)	—	100%	3	(40%)	14	40%	29		(3%)	63	(17%)	92	(13%)
Corporate Items and Eliminations	(43)		(3)		9		(12)		(49)			(1,372)		(1,421)
Machinery, Energy & Transportation Sales	7,943	(5%)	1,602	6%	3,090	(6%)	2,596	(7%)	15,231		(5%)	—	—%	15,231	(5%)

Financial Products Segment	695	11%	97	(12%)	130	(2%)	112	2%	1,034	[1]	6%	—	—%	1,034	6%
Corporate Items and Eliminations	(93)		(21)		(21)		(24)		(159)			—		(159)
Financial Products Revenues	602	12%	76	(15%)	109	(1%)	88	1%	875		6%	—	—%	875	6%

Consolidated Sales and Revenues	$8,545	(4%)	$1,678	5%	$3,199	(6%)	$2,684	(7%)	$16,106		(4%)	$—	—%	$16,106	(4%)

Third Quarter 2023
Construction Industries	$4,078		$555		$1,351		$997		$6,981			$18		$6,999
Resource Industries	1,366		499		508		886		3,259			92		3,351
Energy & Transportation	2,966		460		1,428		901		5,755			1,104		6,859
All Other Segment	16		(1)		5		10		30			76		106
Corporate Items and Eliminations	(35)		1		—		(3)		(37)			(1,290)		(1,327)
Machinery, Energy & Transportation Sales	8,391		1,514		3,292		2,791		15,988			—		15,988

Financial Products Segment	627		110		132		110		979	[1]		—		979
Corporate Items and Eliminations	(91)		(21)		(22)		(23)		(157)			—		(157)
Financial Products Revenues	536		89		110		87		822			—		822

Consolidated Sales and Revenues	$8,927		$1,603		$3,402		$2,878		$16,810			$—		$16,810

1 Includes revenues from Machinery, Energy & Transportation of $190 million and $181 million in the third quarter of 2024 and 2023, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2023 (at left) and the third quarter of 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.

Operating profit for the third quarter of 2024 was $3.147 billion, a decrease of $302 million, or 9 percent, compared with $3.449 billion in the third quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume of $372 million, partially offset by favorable price realization of $104 million.
Operating profit margin was 19.5 percent for the third quarter of 2024, compared with 20.5 percent for the third quarter of 2023.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2024	Third Quarter 2023	$ Change	% Change
Construction Industries	$1,486	$1,847	$(361)	(20%)
Resource Industries	619	730	(111)	(15%)
Energy & Transportation	1,433	1,181	252	21%
All Other Segment	(13)	21	(34)	(162%)
Corporate Items and Eliminations	(427)	(386)	(41)
Machinery, Energy & Transportation	3,098	3,393	(295)	(9%)

Financial Products Segment	246	203	43	21%
Corporate Items and Eliminations	(30)	18	(48)
Financial Products	216	221	(5)	(2%)
Consolidating Adjustments	(167)	(165)	(2)
Consolidated Operating Profit	$3,147	$3,449	$(302)	(9%)

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the third quarter of 2024 was $125 million, compared with $129 million in the third quarter of 2023. The decrease was due to lower average debt outstanding, partially offset by higher average borrowing rates.
▪Other income (expense) in the third quarter of 2024 was income of $76 million, compared with income of $195 million in the third quarter of 2023. The change was primarily driven by unfavorable foreign currency impacts.
▪The effective tax rate for the third quarter of 2024 was 20.7 percent compared to 20.9 percent for the third quarter of 2023. Excluding the discrete items discussed below, the estimated annual tax rate was 22.5 percent for the third quarters of 2024 and 2023.
In the third quarter of 2024, the company recorded discrete tax benefits of $47 million to reflect changes in estimates related to prior years. In addition, a discrete tax benefit of $7 million was recorded in the third quarter of 2024, compared with a $22 million benefit in the third quarter of 2023, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. The company also recorded a $34 million benefit in the third quarter of 2023 due to a decrease from the second-quarter estimated annual tax rate.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 66-68.
Construction Industries
Construction Industries’ total sales were $6.345 billion in the third quarter of 2024, a decrease of $654 million, or 9 percent, compared with $6.999 billion in the third quarter of 2023. The decrease was primarily due to lower sales volume of $458 million and unfavorable price realization of $147 million. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
•In North America, sales decreased primarily due to lower sales volume. Lower sales volume was mainly driven by lower sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased less during the third quarter of 2024 than during the third quarter of 2023.
•Sales increased in Latin America mainly due to higher sales volume, partially offset by unfavorable currency impacts, primarily related to the Brazilian real, and unfavorable price realization. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2024, compared with a decrease during the third quarter of 2023.
•In EAME, sales decreased primarily due to lower sales volume. Lower sales volume was mainly driven by lower sales of equipment to end users.
•Sales decreased in Asia/Pacific mainly due to lower sales volume and unfavorable currency impacts primarily related to the Japanese yen. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the third quarter of 2024, compared with an increase during the third quarter of 2023.
Construction Industries’ segment profit was $1.486 billion in the third quarter of 2024, a decrease of $361 million, or 20 percent, compared with $1.847 billion in the third quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume of $276 million and unfavorable price realization of $147 million.
Construction Industries’ segment profit as a percent of total sales was 23.4 percent in the third quarter of 2024, compared with 26.4 percent in the third quarter of 2023.
Resource Industries
Resource Industries’ total sales were $3.028 billion in the third quarter of 2024, a decrease of $323 million, or 10 percent, compared with $3.351 billion in the third quarter of 2023. The decrease was primarily due to lower sales volume. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
Resource Industries’ segment profit was $619 million in the third quarter of 2024, a decrease of $111 million, or 15 percent, compared with $730 million in the third quarter of 2023. The decrease was mainly due to the profit impact of lower sales volume.
Resource Industries’ segment profit as a percent of total sales was 20.4 percent in the third quarter of 2024, compared with 21.8 percent in the third quarter of 2023.

Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2024	Third Quarter 2023	$ Change	% Change
Oil and Gas	$1,656	$1,667	$(11)	(1%)
Power Generation	2,011	1,598	413	26%
Industrial	1,028	1,220	(192)	(16%)
Transportation	1,310	1,270	40	3%
External Sales	6,005	5,755	250	4%
Inter-segment	1,182	1,104	78	7%
Total Sales	$7,187	$6,859	$328	5%

Energy & Transportation’s total sales were $7.187 billion in the third quarter of 2024, an increase of $328 million, or 5 percent, compared with $6.859 billion in the third quarter of 2023. The increase in sales was primarily due to favorable price realization of $213 million and higher sales volume of $135 million, including inter-segment sales.
•Oil and Gas – Sales decreased slightly as lower sales of reciprocating engines used in well servicing were primarily offset by higher sales for turbines and turbine-related services.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications. Turbines and turbine-related services increased as well.
•Industrial – Sales decreased in EAME and North America.
•Transportation – Sales increased in marine applications, partially offset by lower deliveries of international locomotives.
Energy & Transportation’s segment profit was $1.433 billion in the third quarter of 2024, an increase of $252 million, or 21 percent, compared with $1.181 billion in the third quarter of 2023. The increase was mainly due to favorable price realization.
Energy & Transportation’s segment profit as a percent of total sales was 19.9 percent in the third quarter of 2024, compared with 17.2 percent in the third quarter of 2023.
Financial Products Segment
Financial Products’ segment revenues were $1.034 billion in the third quarter of 2024, an increase of $55 million, or 6 percent, compared with $979 million in the third quarter of 2023. The increase was primarily due to a favorable impact from higher average earning assets of $34 million driven by North America, and a favorable impact from higher average financing rates across all regions of $23 million.
Financial Products’ segment profit was $246 million in the third quarter of 2024, an increase of $43 million, or 21 percent, compared with $203 million in the third quarter of 2023. The increase was mainly due to a favorable impact from equity securities of $29 million and lower provision for credit losses at Cat Financial of $16 million.
At the end of the third quarter of 2024, past dues at Cat Financial were 1.74 percent, compared with 1.96 percent at the end of the third quarter of 2023. Write-offs, net of recoveries, were $27 million for the third quarter of 2024, compared with $9 million for the third quarter of 2023. As of September 30, 2024, Cat Financial's allowance for credit losses totaled $255 million, or 0.87 percent of finance receivables, compared with $254 million, or 0.89 percent of finance receivables at June 30, 2024. The allowance for credit losses at year-end 2023 was $331 million, or 1.18 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $457 million in the third quarter of 2024, an increase of $89 million from the third quarter of 2023. Lower corporate costs were more than offset by an unfavorable change in fair value adjustments related to deferred compensation plans, increased expenses due to timing differences, unfavorable impacts of segment reporting methodology differences and higher restructuring costs.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2023

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2023 (at left) and the nine months ended September 30, 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $48.594 billion for the nine months ended September 30, 2024, a decrease of $1.396 billion, or 3 percent, compared with $49.990 billion for the nine months ended September 30, 2023. The decrease was primarily due to lower sales volume of $2.684 billion, partially offset by favorable price realization of $1.292 billion. The decrease in sales volume was mainly due to lower sales of equipment to end users. In addition, changes in dealer inventories had an unfavorable impact to sales volume. Dealer inventory increased less during the nine months ended September 30, 2024, than during the nine months ended September 30, 2023.
In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
North America sales increased 1 percent primarily due to favorable price realization, partially offset by lower sales volume. The decrease in sales volume is mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during the nine months ended September 30, 2024, than during the nine months ended September 30, 2023.
Sales increased 4 percent in Latin America mainly due to higher sales volume. The increase in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased during the nine months ended September 30, 2024, compared with a decrease during the nine months ended September 30, 2023.
EAME sales decreased 13 percent primarily due to lower sales volume. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Asia/Pacific sales decreased 7 percent mainly due to lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory decreased during the nine months ended September 30, 2024, compared with an increase during the nine months ended September 30, 2023.
Total dealer inventory increased about $1.7 billion during the nine months ended September 30, 2024, compared with an increase of about $2.9 billion during the nine months ended September 30, 2023. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2023	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2024	$ Change	% Change

Construction Industries	$20,899	$(1,510)	$230	$(141)	$(26)	$19,452	$(1,447)	(7%)
Resource Industries	10,341	(1,287)	379	(31)	25	9,427	(914)	(9%)
Energy & Transportation	20,332	159	679	(33)	68	21,205	873	4%
All Other Segment	333	(10)	4	(1)	(17)	309	(24)	(7%)
Corporate Items and Eliminations	(4,273)	(36)	—	(3)	(50)	(4,362)	(89)
Machinery, Energy & Transportation Sales	47,632	(2,684)	1,292	(209)	—	46,031	(1,601)	(3%)

Financial Products Segment	2,804	—	—	—	225	3,029	225	8%
Corporate Items and Eliminations	(446)	—	—	—	(20)	(466)	(20)
Financial Products Revenues	2,358	—	—	—	205	2,563	205	9%

Consolidated Sales and Revenues	$49,990	$(2,684)	$1,292	$(209)	$205	$48,594	$(1,396)	(3%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2024
Construction Industries	$11,419	(2%)	$1,930	12%	$3,193	(23%)	$2,843	(14%)	$19,385		(7%)	$67	(28%)	$19,452	(7%)
Resource Industries	3,601	(10%)	1,498	(1%)	1,349	(17%)	2,704	(8%)	9,152		(9%)	275	10%	9,427	(9%)
Energy & Transportation	9,473	9%	1,296	—%	4,201	(2%)	2,602	3%	17,572		5%	3,633	2%	21,205	4%
All Other Segment	43	(14%)	(1)	—%	11	(15%)	39	5%	92		(7%)	217	(7%)	309	(7%)
Corporate Items and Eliminations	(121)		(6)		(23)		(20)		(170)			(4,192)		(4,362)
Machinery, Energy & Transportation Sales	24,415	1%	4,717	4%	8,731	(13%)	8,168	(7%)	46,031		(3%)	—	—%	46,031	(3%)

Financial Products Segment	2,022	13%	299	(5%)	377	4%	331	1%	3,029	[1]	8%	—	—%	3,029	8%
Corporate Items and Eliminations	(276)		(60)		(60)		(70)		(466)			—		(466)
Financial Products Revenues	1,746	14%	239	(7%)	317	5%	261	(1%)	2,563		9%	—	—%	2,563	9%

Consolidated Sales and Revenues	$26,161	1%	$4,956	4%	$9,048	(13%)	$8,429	(7%)	$48,594		(3%)	$—	—%	$48,594	(3%)

Nine Months Ended September 30, 2023
Construction Industries	$11,654		$1,720		$4,125		$3,307		$20,806			$93		$20,899
Resource Industries	4,016		1,511		1,624		2,940		10,091			250		10,341
Energy & Transportation	8,658		1,299		4,291		2,519		16,767			3,565		20,332
All Other Segment	50		(1)		13		37		99			234		333
Corporate Items and Eliminations	(115)		(1)		(3)		(12)		(131)			(4,142)		(4,273)
Machinery, Energy & Transportation Sales	24,263		4,528		10,050		8,791		47,632			—		47,632

Financial Products Segment	1,795		316		364		329		2,804	[1]		—		2,804
Corporate Items and Eliminations	(259)		(60)		(61)		(66)		(446)			—		(446)
Financial Products Revenues	1,536		256		303		263		2,358			—		2,358

Consolidated Sales and Revenues	$25,799		$4,784		$10,353		$9,054		$49,990			$—		$49,990
1 Includes revenues from Machinery, Energy & Transportation of $547 million and $515 million in the nine months ended September 30, 2024 and 2023, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2023 (at left) and the nine months ended September 30, 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Longwall Divestiture is included in total restructuring costs. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2024, was $10.148 billion, an increase of $316 million, or 3 percent, compared with $9.832 billion for the nine months ended September 30, 2023. The increase was primarily due to favorable price realization of $1.292 billion, the absence of the impact of the divestiture of the company's Longwall business in 2023 of $586 million and favorable manufacturing costs of $247 million, partially offset by the profit impact of lower sales volume of $1.106 billion, higher SG&A/R&D expenses of $262 million, higher restructuring costs of $220 million and unfavorable currency impacts of $105 million. Favorable manufacturing costs largely reflected lower freight. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives.
For the nine months ended September 30, 2024, restructuring costs increased primarily due to the divestitures of certain non-U.S. entities.
Operating profit margin was 20.9 percent for the nine months ended September 30, 2024, compared with 19.7 percent for the nine months ended September 30, 2023.

Profit (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Construction Industries	$4,991	$5,440	$(449)	(8%)
Resource Industries	2,067	2,234	(167)	(7%)
Energy & Transportation	4,259	3,507	752	21%
All Other Segment	32	42	(10)	(24%)
Corporate Items and Eliminations	(1,186)	(1,666)	480
Machinery, Energy & Transportation	10,163	9,557	606	6%

Financial Products Segment	766	675	91	13%
Corporate Items and Eliminations	(298)	60	(358)
Financial Products	468	735	(267)	(36%)
Consolidating Adjustments	(483)	(460)	(23)
Consolidated Operating Profit	$10,148	$9,832	$316	3%

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products for the nine months ended September 30, 2024, was $405 million, compared with $385 million for the nine months ended September 30, 2023. The increase was due to higher average borrowing rates.
▪Other income (expense) for the nine months ended September 30, 2024, was income of $387 million, compared with income of $354 million for the nine months ended September 30, 2023. Unfavorable foreign currency impacts were more than offset by favorable impacts from pension and other postemployment benefit (OPEB) plan costs and higher investment and interest income.
▪The effective tax rate for the nine months ended September 30, 2024, was 21.4 percent compared to 22.4 percent for the nine months ended September 30, 2023. Excluding the discrete items discussed below, the estimated annual tax rate was 22.5 percent for the nine months ended September 30, 2024, and September 30, 2023, respectively.
The 2024 estimated annual tax rate excludes the impact of year-to-date losses of $164 million for the divestitures of certain non-U.S. entities with related tax benefits of $54 million. The 2023 estimated annual tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. In the nine months ended September 30, 2024, the company recorded discrete tax benefits of $47 million to reflect changes in estimates related to prior years. In addition, a discrete tax benefit of $49 million was recorded in the nine months ended September 30, 2024, compared with $54 million for the nine months ended September 30, 2023, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In the nine months ended September 30, 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain deferred tax assets.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 66-68.
Construction Industries
Construction Industries’ total sales were $19.452 billion for the nine months ended September 30, 2024, a decrease of $1.447 billion, or 7 percent, compared with $20.899 billion for the nine months ended September 30, 2023. The decrease was primarily due to lower sales volume. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
•In North America, sales decreased primarily due to lower sales volume, partially offset by favorable price realization. Lower sales volume was mainly driven by lower sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased less during the nine months ended September 30, 2024, than during the nine months ended September 30, 2023.
•Sales increased in Latin America mainly due to higher sales volume, partially offset by unfavorable price realization. Higher sales volume was driven primarily by the impact from changes in dealer inventories. Dealer inventory increased during the nine months ended September 30, 2024, compared with a decrease during the nine months ended September 30, 2023.
•In EAME, sales decreased primarily due to lower sales volume. Lower sales volume was mainly due to lower sales of equipment to end users.
•Sales decreased in Asia/Pacific mainly due to lower sales volume and unfavorable currency impacts primarily related to the Japanese yen. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the nine months ended September 30, 2024, compared with an increase during the nine months ended September 30, 2023.
Construction Industries’ profit was $4.991 billion for the nine months ended September 30, 2024, a decrease of $449 million, or 8 percent, compared with $5.440 billion for the nine months ended September 30, 2023. The decrease was mainly due to the profit impact of lower sales volume of $842 million and higher SG&A/R&D expenses of $74 million, partially offset by favorable manufacturing costs of $256 million and favorable price realization of $230 million. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives. Favorable manufacturing costs were primarily driven by lower material costs.
Construction Industries’ profit as a percent of total sales was 25.7 percent for the nine months ended September 30, 2024, compared with 26.0 percent for the nine months ended September 30, 2023.

Resource Industries
Resource Industries’ total sales were $9.427 billion for the nine months ended September 30, 2024, a decrease of $914 million, or 9 percent, compared with $10.341 billion for the nine months ended September 30, 2023. The decrease was primarily due to lower sales volume of $1.287 billion, partially offset by favorable price realization of $379 million. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Resource Industries’ profit was $2.067 billion for the nine months ended September 30, 2024, a decrease of $167 million, or 7 percent, compared with $2.234 billion for the nine months ended September 30, 2023. The decrease was mainly due to the profit impact of lower sales volume of $523 million, partially offset by favorable price realization of $379 million.
Resource Industries’ profit as a percent of total sales was 21.9 percent for the nine months ended September 30, 2024, compared with 21.6 percent for the nine months ended September 30, 2023.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Oil and Gas	$5,053	$4,741	$312	7%
Power Generation	5,514	4,527	987	22%
Industrial	3,062	3,793	(731)	(19%)
Transportation	3,943	3,706	237	6%
External Sales	17,572	16,767	805	5%
Inter-Segment	3,633	3,565	68	2%
Total Sales	$21,205	$20,332	$873	4%

Energy & Transportation’s total sales were $21.205 billion for the nine months ended September 30, 2024, an increase of $873 million, or 4 percent, compared with $20.332 billion for the nine months ended September 30, 2023. Sales increased across all applications except Industrial. The increase in sales was primarily due to favorable price realization of $679 million and higher sales volume of $227 million, including inter-segment sales.
•Oil and Gas – Sales increased for turbines and turbine-related services.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications. Turbines and turbine-related services increased as well.
•Industrial – Sales decreased in EAME and North America.
•Transportation – Sales increased in marine applications and rail services.
Energy & Transportation’s profit was $4.259 billion for the nine months ended September 30, 2024, an increase of $752 million, or 21 percent, compared with $3.507 billion for the nine months ended September 30, 2023. The increase was mainly due to favorable price realization.
Energy & Transportation’s profit as a percent of total sales was 20.1 percent for the nine months ended September 30, 2024, compared with 17.2 percent for the nine months ended September 30, 2023.
Financial Products Segment
Financial Products’ segment revenues were $3.029 billion for the nine months ended September 30, 2024, an increase of $225 million, or 8 percent, compared with $2.804 billion for the nine months ended September 30, 2023. The increase was primarily due to a favorable impact from higher average financing rates across all regions of $142 million and a favorable impact from higher average earning assets of $98 million, driven by North America.
Financial Products’ segment profit was $766 million for the nine months ended September 30, 2024, an increase of $91 million, or 13 percent, compared with $675 million for the nine months ended September 30, 2023. The increase was mainly due to a favorable impact from equity securities of $55 million, a favorable impact from higher average earning assets of $42 million, the absence of prior year unfavorable currency impacts of $34 million and an insurance settlement of $33 million, partially offset by an increase in SG&A expenses of $43 million and an unfavorable impact from returned or repossessed equipment of $36 million.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.484 billion for the nine months ended September 30, 2024, a decrease of $122 million from the nine months ended September 30, 2023, primarily driven by the absence of the impact of the divestiture of the company's Longwall business in 2023, partially offset by unfavorable impacts of segment reporting methodology differences and higher restructuring costs.
For the nine months ended September 30, 2024, restructuring costs increased primarily due to the divestitures of certain non-U.S. entities.
RESTRUCTURING COSTS

In 2024, we expect to incur about $400 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $40 million in 2024 compared with 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first nine months of 2024 and ended the third quarter with $5.64 billion of cash, a decrease of $1.34 billion from year-end 2023. In addition, ME&T invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $1.77 billion as of September 30, 2024 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first nine months of 2024 was $8.64 billion, down $240 million compared to the same period a year ago. The decrease was primarily due to changes in accrued wages, salaries and benefits, and higher cash taxes paid, partially offset by lower working capital requirements, excluding changes in accrued wages, salaries and benefits. Within working capital, changes in inventory, accounts payable and receivables favorably impacted cash flow in the first nine months of 2024 compared to the prior year period, partially offset by unfavorable changes in accrued expenses.

Total debt as of September 30, 2024 was $37.90 billion, an increase of $23 million from year-end 2023. Debt related to ME&T decreased $886 million in the first nine months of 2024 while debt related to Financial Products increased $966 million.

As of September 30, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2024 was $2.75 billion. Information on our Credit Facility is as follows:
•In August 2024, we entered into a new 364-day facility. The 364-day facility of $3.15 billion (of which $825 million is available to ME&T) expires in August 2025.

•In August 2024, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $2.73 billion (of which $715 million is available to ME&T) expires in August 2027.
•In August 2024, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $4.62 billion (of which $1.21 billion is available to ME&T) expires in August 2029.

At September 30, 2024, Caterpillar’s consolidated net worth was $19.46 billion, which was above the $9.00 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2024, Cat Financial’s covenant interest coverage ratio was 1.46 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at September 30, 2024, Cat Financial’s six-month covenant leverage ratio was 6.77 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2024, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of September 30, 2024 were:

	September 30, 2024
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,253	617	3,636
Total credit lines available	14,753	3,367	11,386
Less: Commercial paper outstanding	(3,214)	—	(3,214)
Less: Utilized credit	(781)	—	(781)
Available credit	$10,758	$3,367	$7,391

The other external consolidated credit lines with banks as of September 30, 2024 totaled $4.25 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Energy & Transportation

Net cash provided by operating activities was $7.73 billion in the first nine months of 2024, compared with net cash provided of $7.96 billion for the same period in 2023. The decrease was primarily due to lower profit before taxes, adjusted for non-cash items, changes in accrued wages, salaries, and employee benefits, and higher cash taxes paid. These were partially offset by lower working capital requirements, excluding the impact of changes in accrued wages, salaries, and employee benefits. Within working capital, changes in inventory, receivables and accounts payable favorably impacted cash flow in the first nine months of 2024 compared to the prior year period, partially offset by changes in accrued expenses.

Net cash provided by investing activities in the first nine months of 2024 was $1.01 billion, compared with net cash used of $3.89 billion in the first nine months of 2023. The change was due to lower new investments in securities and higher proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024, as compared to the same period in 2023.

Net cash used for financing activities during the first nine months of 2024 was $10.04 billion, compared with net cash used of $4.18 billion in the same period of 2023. The change was primarily due to higher payments to repurchase shares and debt repayments in the first nine months of 2024 compared to the same period in 2023.

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

Operational excellence and commitments – Capital expenditures were $1.28 billion during the first nine months of 2024, compared to $1.11 billion for the same period in 2023. We expect ME&T’s capital expenditures in 2024 to be about $2.0 billion. We made $221 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2024. We currently anticipate full-year 2024 contributions of approximately $273 million. In comparison, we made $320 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2023.

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

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first nine months of 2024, we repurchased $7.06 billion of Caterpillar common stock, with $20.8 billion remaining under the 2022 and 2024 Authorizations as of September 30, 2024. Our basic shares outstanding as of September 30, 2024 were approximately 483 million.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2024, the Board of Directors approved maintaining our quarterly dividend representing $1.41 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.97 billion in the first nine months of 2024.

Financial Products

Net cash provided by operating activities was $1.02 billion in the first nine months of 2024, compared with $905 million for the same period in 2023. Net cash used for investing activities was $1.90 billion in the first nine months of 2024, compared with $1.25 billion for the same period in 2023. The change was primarily due to portfolio related activity and the divestiture of a non-U.S. entity. Net cash provided by financing activities was $890 million in the first nine months of 2024, compared with $122 million for the same period in 2023. The change was due to a higher net inflow from external borrowings and the absence of dividends paid to Caterpillar.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2024. It is difficult to predict the December 31, 2024 adjustment amount, as it will be dependent primarily on changes in discount rates during 2024, and actual returns on plan assets differing from our expected returns for 2024.

Order Backlog

At the end of the third quarter of 2024, the dollar amount of backlog believed to be firm was approximately $28.7 billion, about $0.1 billion higher than the second quarter of 2024. The order backlog increased in Energy & Transportation, while Construction Industries and Resource Industries decreased. Of the total backlog at September 30, 2024, approximately $6.8 billion was not expected to be filled in the following twelve months.

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
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended September 30, 2024 - U.S. GAAP	$3,147	19.5%	$3,098	$642	$2,464	$5.06
Other restructuring (income) costs	70	0.5%	70	16	54	0.11
Three Months Ended September 30, 2024 - Adjusted	$3,217	20.0%	$3,168	$658	$2,518	$5.17

Three Months Ended September 30, 2023 - U.S. GAAP	$3,449	20.5%	$3,515	$734	$2,794	$5.45
Other restructuring (income) costs	46	0.3%	46	10	36	0.07
Three Months Ended September 30, 2023 - Adjusted	$3,495	20.8%	$3,561	$744	$2,830	$5.52

Nine Months Ended September 30, 2024 - U.S. GAAP	$10,148	20.9%	$10,130	$2,166	$8,001	$16.27
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.3%	164	54	110	0.22
Other restructuring (income) costs	158	0.3%	158	36	122	0.26
Nine Months Ended September 30, 2024 - Adjusted	$10,470	21.5%	$10,452	$2,256	$8,233	$16.75

Nine Months Ended September 30, 2023 - U.S. GAAP	$9,832	19.7%	$9,801	$2,194	$7,659	$14.85
Restructuring costs - Longwall divestiture	586	1.2%	586	—	586	1.13
Other restructuring (income) costs	102	0.1%	102	21	81	0.17
Deferred tax valuation allowance adjustments	—	—%	—	88	(88)	(0.17)
Nine Months Ended September 30, 2023 - Adjusted	$10,520	21.0%	$10,489	$2,303	$8,238	$15.98

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024, (ii) the impact of changes in estimates related to prior years in 2024, (iii) settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, (iv) certain deferred tax valuation allowance adjustments in 2023, (v) the decrease in the annual effective tax rate in 2023 and (vi) restructuring costs related to the divestiture of the company's Longwall business in 2023. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.

A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended September 30, 2024 - U.S. GAAP	$3,098	$642	20.7%
Changes in estimates related to prior years	—	47
Excess stock-based compensation	—	7
Annual effective tax rate, excluding discrete items	$3,098	$696	22.5%
Changes in estimates related to prior years	—	(47)
Excess stock-based compensation	—	(7)
Other restructuring (income) costs	70	16
Three Months Ended September 30, 2024 - Adjusted	$3,168	$658

Three Months Ended September 30, 2023 - U.S. GAAP	$3,515	$734	20.9%
Decrease in annual effective tax rate	—	34
Excess stock-based compensation	—	22
Annual effective tax rate, excluding discrete items	$3,515	$790	22.5%
Decrease in annual effective tax rate	—	(34)
Excess stock-based compensation	—	(22)
Other restructuring (income) costs	46	10
Three Months Ended September 30, 2023 - Adjusted	$3,561	$744

Nine Months Ended September 30, 2024 - U.S. GAAP	$10,130	$2,166	21.4%
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	54
Changes in estimates related to prior years	—	47
Excess stock-based compensation	—	49
Annual effective tax rate, excluding discrete items	$10,294	$2,316	22.5%
Changes in estimates related to prior years	—	(47)
Excess stock-based compensation	—	(49)
Other restructuring (income) costs	158	36
Nine Months Ended September 30, 2024 - Adjusted	$10,452	$2,256

Nine Months Ended September 30, 2023 - U.S. GAAP	$9,801	$2,194	22.4%
Restructuring costs - Longwall divestiture	586	—
Deferred tax valuation allowance adjustments	—	88
Excess stock-based compensation	—	54
Annual effective tax rate, excluding discrete items	$10,387	$2,336	22.5%
Excess stock-based compensation	—	(54)
Other restructuring (income) costs	102	21
Nine Months Ended September 30, 2023 - Adjusted	$10,489	$2,303

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2024	2023
ME&T net cash provided by operating activities [1]	$7,726	$7,955
ME&T capital expenditures	(1,284)	(1,108)
ME&T free cash flow	$6,442	$6,847
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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,231	$15,231	$—	$—
Revenues of Financial Products	875	—	1,078	(203)	[1]
Total sales and revenues	16,106	15,231	1,078	(203)

Operating costs:
Cost of goods sold	10,066	10,067	—	(1)	[2]
Selling, general and administrative expenses	1,669	1,484	197	(12)	[2]
Research and development expenses	533	533	—	—
Interest expense of Financial Products	336	—	336	—
Other operating (income) expenses	355	49	329	(23)	[2]
Total operating costs	12,959	12,133	862	(36)

Operating profit	3,147	3,098	216	(167)

Interest expense excluding Financial Products	125	127	—	(2)	[3]
Other income (expense)	76	(122)	33	165	[4]

Consolidated profit before taxes	3,098	2,849	249	—

Provision (benefit) for income taxes	642	582	60	—
Profit of consolidated companies	2,456	2,267	189	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,463	2,274	189	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [5]	$2,464	$2,275	$189	$—

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
5Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$46,031	$46,031	$—	$—
Revenues of Financial Products	2,563	—	3,150	(587)	[1]
Total sales and revenues	48,594	46,031	3,150	(587)

Operating costs:
Cost of goods sold	29,878	29,883	—	(5)	[2]
Selling, general and administrative expenses	4,898	4,346	560	(8)	[2]
Research and development expenses	1,588	1,588	—	—
Interest expense of Financial Products	948	—	948	—
Other operating (income) expenses	1,134	51	1,174	(91)	[2]
Total operating costs	38,446	35,868	2,682	(104)

Operating profit	10,148	10,163	468	(483)

Interest expense excluding Financial Products	405	407	—	(2)	[3]
Other income (expense)	387	(163)	69	481	[4]

Consolidated profit before taxes	10,130	9,593	537	—

Provision (benefit) for income taxes	2,166	1,983	183	—
Profit of consolidated companies	7,964	7,610	354	—

Equity in profit (loss) of unconsolidated affiliated companies	34	34	—	—

Profit of consolidated and affiliated companies	7,998	7,644	354	—

Less: Profit (loss) attributable to noncontrolling interests	(3)	(4)	1	—

Profit [5]	$8,001	$7,648	$353	$—

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
5Profit attributable to common shareholders.

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$5,638	$4,760	$878	$—
Receivables – trade and other	9,086	3,421	489	5,176	[1,2]
Receivables – finance	9,816	—	15,188	(5,372)	[2]
Prepaid expenses and other current assets	3,094	2,941	417	(264)	[3]
Inventories	17,312	17,312	—	—
Total current assets	44,946	28,434	16,972	(460)

Property, plant and equipment – net	12,837	8,943	3,894	—
Long-term receivables – trade and other	1,346	582	128	636	[1,2]
Long-term receivables – finance	13,263	—	14,003	(740)	[2]
Noncurrent deferred and refundable income taxes	3,050	3,553	112	(615)	[4]
Intangible assets	448	448	—	—
Goodwill	5,317	5,317	—	—
Other assets	5,066	3,828	2,271	(1,033)	[5]
Total assets	$86,273	$51,105	$37,380	$(2,212)

Liabilities
Current liabilities:
Short-term borrowings	$3,725	$—	$3,725	$—
Accounts payable	7,705	7,630	287	(212)	[6,7]
Accrued expenses	4,980	4,351	629	—
Accrued wages, salaries and employee benefits	2,078	2,028	50	—
Customer advances	2,404	2,385	3	16	[7]
Other current liabilities	2,934	2,407	813	(286)	[4,5,8]
Long-term debt due within one year	8,392	46	8,346	—
Total current liabilities	32,218	18,847	13,853	(482)

Long-term debt due after one year	25,784	8,738	17,150	(104)	[9]
Liability for postemployment benefits	4,029	4,029	—	—
Other liabilities	4,839	3,970	1,522	(653)	[4,5]
Total liabilities	66,870	35,584	32,525	(1,239)
Commitments and contingencies
Shareholders’ equity
Common stock	5,584	5,584	905	(905)	[10]
Treasury stock	(42,390)	(42,390)	—	—
Profit employed in the business	57,920	53,100	4,810	10	[10]
Accumulated other comprehensive income (loss)	(1,717)	(781)	(936)	—
Noncontrolling interests	6	8	76	(78)	[10]
Total shareholders’ equity	19,403	15,521	4,855	(973)
Total liabilities and shareholders’ equity	$86,273	$51,105	$37,380	$(2,212)
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
5     Elimination of other intercompany assets and liabilities between ME&T and Financial Products.
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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$7,998	$7,644	$354	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,598	1,010	588	—
Provision (benefit) for deferred income taxes	(329)	(277)	(52)	—
(Gain) loss on divestiture	164	(46)	210	—
Other	221	236	(447)	432	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(30)	554	(17)	(567)	[1,2]
Inventories	(781)	(770)	—	(11)	[1]
Accounts payable	(96)	(79)	(40)	23	[1]
Accrued expenses	9	—	9	—
Accrued wages, salaries and employee benefits	(671)	(660)	(11)	—
Customer advances	476	475	1	—
Other assets – net	120	(226)	191	155	[1]
Other liabilities – net	(37)	(135)	232	(134)	[1]
Net cash provided by (used for) operating activities	8,642	7,726	1,018	(102)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,285)	(1,264)	(25)	4	[1]
Expenditures for equipment leased to others	(893)	(20)	(889)	16	[1]
Proceeds from disposals of leased assets and property, plant and equipment	541	25	525	(9)	[1]
Additions to finance receivables	(11,457)	—	(12,271)	814	[2]
Collections of finance receivables	10,234	—	10,889	(655)	[2]
Net intercompany purchased receivables	—	—	68	(68)	[2]
Proceeds from sale of finance receivables	69	—	69	—
Net intercompany borrowings	—	—	15	(15)	[3]
Investments and acquisitions (net of cash acquired)	(32)	(32)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(67)	86	(153)	—
Proceeds from maturities and sale of securities	2,841	2,565	276	—
Investments in securities	(892)	(469)	(423)	—
Other – net	137	118	19	—
Net cash provided by (used for) investing activities	(804)	1,009	(1,900)	87

Cash flow from financing activities:
Dividends paid	(1,966)	(1,966)	—	—
Common stock issued, including treasury shares reissued	15	15	—	—
Payments to purchase common stock	(7,057)	(7,057)	—	—
Net intercompany borrowings	—	(15)	—	15	[3]
Proceeds from debt issued (original maturities greater than three months)	7,579	—	7,579	—
Payments on debt (original maturities greater than three months)	(6,862)	(1,021)	(5,841)	—
Short-term borrowings – net (original maturities three months or less)	(848)	—	(848)	—
Net cash provided by (used for) financing activities	(9,139)	(10,044)	890	15
Effect of exchange rate changes on cash	(39)	(37)	(2)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,340)	(1,346)	6	—
Cash, cash equivalents and restricted cash at beginning of period	6,985	6,111	874	—
Cash, cash equivalents and restricted cash at end of period	$5,645	$4,765	$880	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2023
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$7,659	$7,252	$485	$(78)	[1,5]
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,599	1,015	584	—
Provision (benefit) for deferred income taxes	(448)	(456)	8	—
(Gain) loss on divestiture	572	572	—	—
Other	205	309	(463)	359	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(319)	(46)	70	(343)	[2,3]
Inventories	(1,424)	(1,420)	—	(4)	[2]
Accounts payable	(532)	(628)	26	70	[2]
Accrued expenses	588	557	31	—
Accrued wages, salaries and employee benefits	—	1	(1)	—
Customer advances	516	515	1	—
Other assets – net	128	107	17	4	[2]
Other liabilities – net	338	177	147	14	[2]
Net cash provided by (used for) operating activities	8,882	7,955	905	22

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,061)	(1,088)	(16)	43	[2]
Expenditures for equipment leased to others	(1,177)	(20)	(1,165)	8	[2]
Proceeds from disposals of leased assets and property, plant and equipment	563	46	564	(47)	[2]
Additions to finance receivables	(11,082)	—	(12,493)	1,411	[3]
Collections of finance receivables	10,391	—	11,554	(1,163)	[3]
Net intercompany purchased receivables	—	—	429	(429)	[3]
Proceeds from sale of finance receivables	40	—	40	—
Net intercompany borrowings	—	—	7	(7)	[4]
Investments and acquisitions (net of cash acquired)	(67)	(67)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(14)	(14)	—	—
Proceeds from sale of securities	747	553	194	—
Investments in securities	(3,689)	(3,340)	(349)	—
Other – net	32	43	(11)	—
Net cash provided by (used for) investing activities	(5,317)	(3,887)	(1,246)	(184)

Cash flow from financing activities:
Dividends paid	(1,901)	(1,901)	(155)	155	[5]
Common stock issued, including treasury shares reissued	36	36	—	—
Payments to purchase common stock	(2,209)	(2,209)	—	—
Net intercompany borrowings	—	(7)	—	7	[4]
Proceeds from debt issued (original maturities greater than three months)	6,360	—	6,360	—
Payments on debt (original maturities greater than three months)	(4,459)	(99)	(4,360)	—
Short-term borrowings – net (original maturities three months or less)	(1,726)	(3)	(1,723)	—
Net cash provided by (used for) financing activities	(3,899)	(4,183)	122	162
Effect of exchange rate changes on cash	(119)	(55)	(64)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(453)	(170)	(283)	—
Cash, cash equivalents and restricted cash at beginning of period	7,013	6,049	964	—
Cash, cash equivalents and restricted cash at end of period	$6,560	$5,879	$681	$—

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

Changes in internal control over financial reporting

During the third quarter of 2024, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
July 1-31, 2024	920,856	$336.62	920,856	$21.240
August 1-31, 2024	840,267	$335.67	840,267	$20.958
September 1-30, 2024	536,592	$353.98	536,592	$20.768
Total	2,297,715	$340.33	2,297,715

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of September 30, 2024, approximately $20.8 billion remained available under the 2024 and 2022 Authorizations.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2024, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 16,000 active participants in the aggregate. During the third quarter of 2024, approximately 51,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

On August 23, 2024, Andrew Bonfield, Chief Financial Officer of the Company, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) November 25, 2025 and (2) the date on which an aggregate of 20,000 shares of our common stock have been sold under the plan.

Item 6. Exhibits

10.1	364-Day Credit Agreement dated August 29, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.2	Local Currency Addendum to the 364-Day Credit Agreement dated August 29, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.3	Japan Local Currency Addendum to the 364-Day Credit Agreement dated August 29, 2024 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.4
Amendment No. 2 to Third Amended and Restated Credit Agreement (Three-Year Facility) dated August 29, 2024 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.5
Amendment No. 2 to Third Amended and Restated Credit Agreement (Five-Year Facility) dated August 29, 2024 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 4, 2024)

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

CATERPILLAR INC.

November 6, 2024	/s/ D. James Umpleby III	Chairman of the Board and Chief Executive Officer
D. James Umpleby III

November 6, 2024	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

November 6, 2024	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

November 6, 2024	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp