Form 10-K
period 2024-12-31
CATERPILLAR INC
filed 2025-02-14
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, there were 484,898,116 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $160.3 billion.

As of December 31, 2024, there were 477,932,024 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2025 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year.

i

PART I

Item 1.Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2024 sales and revenues of $64.809 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, off-highway diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company principally operates through its three primary segments - Construction Industries, Resource Industries and Energy & Transportation - and also provides financing and related services through its Financial Products segment. Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

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

Categories of Business Organization

1.Machinery, Energy & Transportation — Caterpillar Inc. and its subsidiaries, excluding Financial Products. Machinery, Energy & Transportation information relates to the design, manufacturing and marketing of our products.

2.Financial Products — Our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

Other information about our operations in 2024, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction applications. The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates and mining industries.
The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those regions, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2024 focused on the next generation of construction machines.

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
· material handlers

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Caterpillar offers a broad product range and services to deliver comprehensive solutions for our customers. We develop and manufacture high productivity equipment for both surface and underground mining operations around the world, as well as provide hydraulic systems, electronics and software for Caterpillar machines and engines. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores, as well as a variety of heavy construction applications. In addition to equipment, Resource Industries also develops and sells technology products and services to provide customers fleet management systems, equipment management analytics and autonomous machine capabilities.

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

The Resource Industries product portfolio includes the following machines and related parts and services:

· electric rope shovels	· large wheel loaders	· landfill compactors
· draglines	· off-highway trucks	· soil compactors
· hydraulic shovels	· wide-body trucks	· machinery components
· rotary drills	· articulated trucks	· autonomous ready vehicles and solutions
· hard rock vehicles	· wheel tractor scrapers	· select work tools
· large track-type tractors	· wheel dozers	· safety services and mining performance
· large mining trucks	· fleet management	solutions

Energy & Transportation

Our Energy & Transportation segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Caterpillar machines. The product and services portfolio includes reciprocating engines, generator sets, integrated systems and solutions, turbines and turbine-related services, electrified powertrain and zero-emission power sources and service solutions development, the remanufacturing of Caterpillar engines and components, remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services as well as product support of on-highway engines.
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

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application. Principal global competitors include Cummins Inc., Deutz AG, Rolls-Royce Power Systems AG and Siemens Energy AG. Other competitors, such as Volvo Penta AB, FPT Industrial SpA (Iveco Group), INNIO Group, GE Vernova Inc., Kawasaki Heavy Industries Ltd., MAN Energy Solutions SE (VW), Weichai Power Co., Ltd., and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Aggreko plc, Generac Holdings Inc., Rehlko Energy, Baker Hughes Co., and others, are primarily packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels. In rail-related businesses, our global competitors include Wabtec Corp, Greenbrier Companies, Inc., Voestalpine AG, Vossloh AG, Alstom SA, and Siemens Mobility A/S. We also compete with other companies on a more limited range of products, services and/or geographic regions.

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

Financial Products Segment

The business of our Financial Products Segment is primarily conducted by Cat Financial, Insurance Services and their respective subsidiaries and affiliates.  Cat Financial is a wholly owned finance subsidiary of Caterpillar Inc., and it provides retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Retail financing is primarily comprised of installment sale contracts and other equipment-related loans, working capital loans, finance leases, operating leases, and revolving charge accounts. Wholesale financing to Caterpillar dealers consists primarily of inventory and rental fleet financing. In addition, Cat Financial purchases short-term wholesale trade receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial.  A significant portion of our activity is conducted in North America, and we have additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

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

Cat Financial has a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate and duration) of its debt portfolio with the interest rate profile of its receivables portfolio within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial uses interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. For more information regarding match funding, please see Note 4 — “Derivative financial instruments and risk management” of Part II, Item 8 "Financial Statements and Supplementary Data."  See also the risk factors associated with our financial products business included in Item 1A. of this Form 10-K.

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

Caterpillar Insurance Company, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Insurance Company is licensed to conduct property and casualty insurance business in 50 states, the District of Columbia and Guam and, as such, is also regulated in those jurisdictions.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Insurance Company is also licensed to conduct insurance business through a branch in Zurich, Switzerland and, as such, is regulated by the Swiss Financial Market Supervisory Authority.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Life Insurance Company is licensed to conduct life and accident and health insurance business in 26 states and the District of Columbia and, as such, is also regulated in those jurisdictions. The State of Missouri acts as the lead regulatory authority, and it monitors the financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Life Insurance Company provides reinsurance coverage to Caterpillar Insurance Company. Specifically, Caterpillar Life Insurance Company has entered into a reinsurance agreement with Caterpillar Insurance Company, assuming 100% of the risk of an Accident and Health Stop Loss Insurance Policy to cover a Caterpillar Voluntary Employees' Benefits Association (VEBA) Trust for medical losses sustained by a select group of Caterpillar retirees and dependents.

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority. Caterpillar Insurance Co. Ltd. is registered as a Class 2 (General Business) and Class B (Long-Term) insurer with the Bermuda Monetary Authority. Under its Class 2 insurance license, Caterpillar Insurance Co. Ltd. insures its parent and affiliates for general liability, property, auto liability and cargo. It also provides reinsurance to Caterpillar Insurance Company under a quota share reinsurance agreement for its contractual liability and contractors’ equipment programs in the United States. In addition, Caterpillar Insurance Co. Ltd. reinsures 100% of the international employee benefit plans of Caterpillar Inc. through retrocession agreements with other insurers. The employee benefits coverages include medical and accident coverages, which are reported under its Class 2 insurance license, and life and disability coverages, which are reported under its Class B insurance license. The Bermuda Monetary Authority is responsible for monitoring compliance with solvency requirements and requires an Annual Financial Filing for this purpose.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $30.0 billion at December 31, 2024 and $27.5 billion at December 31, 2023. Compared with year-end 2023, the order backlog increased in Energy & Transportation, while Construction Industries and Resource Industries decreased. Of the total backlog at December 31, 2024, approximately $8.0 billion was not expected to be filled in 2025.

Dealers and Distributors

We distribute our machines principally through a worldwide organization of dealers (dealer network), 41 located in the United States and 111 located outside the United States, serving 187 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 88 distributors covering 185 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 108 distributors covering 158 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  We sell some products, primarily turbines and locomotives, directly to end customers through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

While the large majority of our worldwide dealers are independently owned and operated, we own and operate a dealership in Japan that covers approximately 80% of the Japanese market: Nippon Caterpillar Division. We are currently operating this Japanese dealer directly and we report its results in the All Other Segment. There are also three independent dealers in the Southern Region of Japan.

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

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values In Action, Caterpillar’s Code of Conduct. Integrity, Excellence, Teamwork, Commitment and Sustainability provide the foundation for our values-based culture. Our human capital management principles are embedded in our values. Our values unite us, and reflect our diverse cultures, languages, geographies, and businesses, as one Caterpillar team.

Health and Safety

The health and safety of our employees is an important focus at Caterpillar. Our safety driven strategy is focused on preventing serious injuries and learning from those closest to the work. In 2024, the Company achieved a recordable injury frequency rate of 0.43, compared to the 2023 recordable injury frequency rate of 0.40. We strive to continually reduce our recordable injuries utilizing programs that amplify our safety culture globally.

Talent and Leadership Development

In addition to our focus on values and safety, we strive to continually attract, develop, engage, and retain a high-performing global team that executes our enterprise strategy of long-term profitable growth. We are committed to fostering an inclusive environment and a workforce that is representative of the diverse customers and communities we serve around the globe. Our Values In Action enable every individual to achieve their fullest potential and every team to help drive business success. These principles guide us in our daily operating rhythm. In addition, we make on-going investments in our team to develop employees and help individuals reach their full potential.

Our leadership development programs focus on encouraging a variety of experiences to help employees broaden understanding and increase perspective. Our leadership curriculums include building resilient and high performing teams as core development principles. Additionally, skill-based programs to upskill our manufacturing employees are developed locally and tailored to the specific needs of the business. All employees have access to mentoring programs that connect participants with senior leaders and peers who can support their career goals and development.

Our global internships, engineering co-ops, and career programs for engineering, marketing, and manufacturing provide development opportunities for early career employees. We also have a continual focus on strengthening technical, professional and leadership capabilities at every level using contemporary learning strategies to foster high performance. Strategic talent reviews and succession planning occur at a minimum, annually, across our businesses. Mentoring programs connect participants with senior leaders and peers who can support their career goals and development.

Our 14 Employee Resource Groups (ERGs), which are sponsored and supported by leadership, help ensure different voices and perspectives contribute to our strategy for long-term profitable growth. They also engage our employees, helping contribute to development and retention. Our ERGs provide many contributions to help further our business strategy including partnerships with recruiters and early career and professional organizations that can assist in strengthening the talent pipeline and programs that educate and inform on the richness of the global cultures that we share.

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

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2024, we employed about 112,900 full-time persons of whom approximately 61,400 were located outside the United States. In the United States, we employed approximately 51,500 full-time persons, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2024	2023
Inside U.S.	51,500	50,800
Outside U.S.	61,400	62,400
Total	112,900	113,200

By Region:
North America	52,000	51,200
EAME	15,900	16,600
Latin America	19,700	20,300
Asia/Pacific	25,300	25,100
Total	112,900	113,200

As of December 31, 2024, there were 7,386 hourly production employees in the United States who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

Catastrophic events could materially adversely affect our business, results of operations and/or financial condition.

The occurrence of a major earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics, cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could adversely affect our employees, our systems, our ability to produce and distribute our products, and our reputation. Pandemics can have a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures could include travel bans and restrictions, quarantines, shelter in place orders and shutdowns. Those measures could impact all or portions of our workforce and operations and the operations of our customers, dealers and suppliers. Material and component shortages, logistics constraints and labor inefficiencies could limit our ability to meet customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition.

These catastrophic events can significantly increase economic and customer demand uncertainty, cause inflationary pressure in the U.S. and elsewhere and lead to volatility in customer demand for the Company’s products and services and cause supply chain disruptions. Economic uncertainties could affect customer demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

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

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of business activities. Additionally, we collect and store sensitive information relating to our business, customers, dealers, suppliers and employees. Operating these information technology systems and networks and processing and maintaining this data in a secure manner are critical to our business operations and strategy. Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Cybersecurity attacks from threat actors globally range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in our products. It is possible that our information technology systems and networks, or those managed or provided by third parties, could have vulnerabilities, which could go unnoticed for a period of time. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls we have implemented and are implementing, or which we cause or have caused third-party service providers to implement, will be sufficient to protect and mitigate associated risks to our systems, information or other property.

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

Continuing to meet our cash requirements over the long-term requires substantial liquidity and access to varied sources of funds, including capital and credit markets. Global economic conditions may cause volatility and disruptions in capital and credit markets. Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  Global or regional economic downturns could cause financial markets to decrease the availability of liquidity, credit and credit capacity for certain issuers, including certain customers, dealers and suppliers. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position. Furthermore, changes in global economic conditions, including material cost increases and decreases in key markets we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.

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

Changes in interest rates and market liquidity conditions could have an adverse impact on Cat Financial's and our earnings and cash flows. Changes in market interest rates may influence its and our borrowing costs, returns on financial investments and the valuation of derivative contracts. Because a significant number of the loans made by Cat Financial are made utilizing fixed interest rates, its business results are subject to fluctuations in interest rates. Certain loans made by Cat Financial and various financing extended to Cat Financial are made at variable rates that use floating reference rates or indices, including the Secured Overnight Financing Rate (SOFR) as a benchmark for establishing the interest rate.

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

We maintain a number of credit facilities to support general corporate purposes (facilities) and have issued debt securities to manage liquidity and fund operations (debt securities). The agreements relating to a number of the facilities and the debt securities contain certain restrictive covenants applicable to us and certain subsidiaries, including Cat Financial. These covenants include maintaining a minimum consolidated net worth (defined as the consolidated shareholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within accumulated other comprehensive income (loss)), limitations on the incurrence of liens and sales and leaseback transactions, restrictions on the transfer of certain property and certain restrictions on consolidation and merger. Cat Financial has also agreed under certain of these agreements not to exceed a certain leverage ratio (consolidated debt to consolidated net worth, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31), to maintain a minimum interest coverage ratio (calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period) and not to terminate, amend or modify its support agreement with us.

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

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. We use many assumptions in determining our future payment obligations under the plans. We employ a liability-driven investment strategy, where the interest rate sensitivity of the pension investments and pension obligations are aligned to reduce funded status volatility. Significant adverse changes in credit or capital markets could result in actual rates of return on pension investments being materially lower than projected and result in increased contribution requirements. These factors could significantly increase our payment obligations under the plans and, as a result, adversely affect our business and overall financial condition. We may be required to make material contributions to our pension plans in the future and may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock or a combination of the foregoing, as permitted by applicable law.

LEGAL & REGULATORY RISKS

Our global operations are subject to a wide range of trade and anti-corruption laws and regulations.

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

Our cybersecurity program is overseen by our CIO, who has been a Caterpillar employee for over twenty-five years. Prior to her current appointment as our CIO in September 2020, she was the Chief Information Officer for the Company’s Financial Products Division. Her extensive background in IT includes global leadership for large-scale systems transformations, cybersecurity, cloud and application management, global data center management, worldwide network, servers and storage, database management and end-user services. Our CIO leads a cross-functional cybersecurity team comprised of professionals from our product, cybersecurity, legal and compliance organizations who focus on managing the security of our connected solutions. This team manages the Company’s global IT systems, IT risk management, cybersecurity, global infrastructure and IT transformations.

Item 1D.Information about our Executive Officers.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years and/or Caterpillar Inc. position most recently held
D. James Umpleby III (66)	Chairman of the Board (2018) and Chief Executive Officer (2017)	Group President (2013-2016)
Andrew R.J. Bonfield (62)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (55)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (58)	Group President (2016)	Vice President (2012-2016)
Joseph E. Creed (49)	Chief Operating Officer (2023)	Group President (2021-2023), Vice President, Oil & Gas and Marine Division (2019-2020), Interim Chief Financial Officer (2018), Vice President, Finance Services Division (2017), Group Chief Financial Officer, Energy and Transportation (2013-2016)
Anthony D. Fassino (54)	Group President (2021)	Vice President, Building Construction Products (2018-2020), Director of Worldwide Forestry Products (2016-2018)
Derek R. Owens (51)	Chief Legal Officer and General Counsel (2023)	Senior Vice President (2023), Deputy General Counsel (2021-2023), Associate General Counsel, Litigation & Investigations (2019-2021), Assistant United States Attorney, U.S. Attorney's Office of the Department of Justice (2005-2019)
Cheryl H. Johnson (64)	Chief Human Resources Officer (2017)	Executive Vice President of Human Resources for a global multi-industry aerospace, defense and industrial manufacturing company (2012-2017)
William E. Schaupp (53)	Vice President and Chief Accounting Officer (2022)	Finance Director, Global Finance Services Division (2021-2022), Vice President and Controller and Chief Accounting Officer of PPG Industries, Inc. (2018-2021)
Jason E. Kaiser (47)	Group President (2024)	Senior Vice President, Electric Power Division (2021-2023), General Manager, Electric Power Division (2019-2021), Product Manager, Electric Power Division (2016-2019)

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

Headquarters and Other Key Offices
Our corporate headquarters is in a leased office located in Irving, Texas. Our Financial Products business is headquartered in Nashville, Tennessee. Additional key offices are located inside and outside the United States.

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
Mexico: Torreon
Netherlands: Den Bosch
Poland: Janow, Sosnowiec
Thailand: Rayong
United Kingdom: Desford, Stockton

Resource Industries	Illinois: Decatur, East Peoria	China: Qingzhou, Wuxi
	South Carolina: Sumter	India: Thiruvallur
	Texas: Denison	Indonesia: Batam
	Wisconsin: South Milwaukee	Mexico: Acuna, Monterrey, Reynosa
Thailand: Rayong
United Kingdom: Peterlee

Energy & Transportation	Alabama: Albertville, Montgomery	Australia: Cardiff, Perth, Redbank, Revesby
	California: San Diego	Brazil: Curitiba, Piracicaba, Sete Lagoas
	Georgia: Griffin, Patterson	China: Tianjin, Wuxi
	Illinois: East Peoria, Mossville, Mapleton, Pontiac	Czech Republic: Zatec, Zebrak
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Mayfield	India: Aurangabad, Hosur
	Oklahoma: Broken Arrow	Italy: Pistoia
	North Carolina: Winston-Salem	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, DeSoto, Fort Worth, Mabank, San Antonio, Schertz, Seguin, Sherman	United Kingdom: Larne, Peterborough, Sandiacre, South Queensferry, Springvale, Stafford, Wimborne

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock (NYSE: CAT)

Listing Information: Caterpillar common stock is listed on the New York Stock Exchange in the United States.

Number of Shareholders: Shareholders of record at the end of 2024 totaled 20,191, compared with 21,217 at the end of 2023.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2024

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2019, and reinvestment of dividends issued thereafter.

290
240
190
140
90
Dollars
2019
2020
2021
2022
2023
2024
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index
S&P 500 Capital Goods Index

	2019	2020	2021	2022	2023	2024
Caterpillar Inc.	$100.00	$126.97	$147.22	$174.60	$219.91	$274.14
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Machinery	$100.00	$123.42	$148.30	$150.38	$180.74	$210.36
S&P 500 Capital Goods	$100.00	$106.78	$127.01	$126.73	$151.22	$185.50

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2024, we had 38 employee stock purchase plans (the “EIP Plans”) administered outside the United States for our non-U.S. employees, which had approximately 16,000 active participants in the aggregate.  During the fourth quarter of 2024, approximately 57,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
October 1-31, 2024	4,152,554	$344.55	4,152,554	[2]	$20.538
November 1-30, 2024	510,721	$391.52	510,721		$20.338
December 1-31, 2024	549,782	$381.95	549,782		$20.128
Total	5,213,057	$353.10	5,213,057

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of December 31, 2024, approximately $20.1 billion remained available under the 2024 and 2022 Authorizations.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the first and second quarters of 2024, each of which settled in October 2024.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2024 Form 10-K.
Highlights for the full-year 2024 include:
•Sales and revenues for 2024 were $64.809 billion, a decrease of $2.251 billion, or 3 percent, compared with $67.060 billion for 2023. In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
•Operating profit as a percent of sales and revenues was 20.2 percent in 2024, compared with 19.3 percent in 2023. Adjusted operating profit margin was 20.7 percent in 2024, compared with 20.5 percent in 2023.
•Profit per share for 2024 was $22.05, and excluding the items in the table below, adjusted profit per share was $21.90. Profit per share for 2023 was $20.12, and excluding the items in the table below, adjusted profit per share was $21.21.
•In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items. A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 47 - 48.

	Full Year 2024		Full Year 2023
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$13,373	$22.05	$13,050	$20.12
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.22	—	—
Other restructuring (income) costs	195	0.32	194	0.30
Pension/OPEB mark-to-market (gains) losses	(154)	(0.23)	(97)	(0.14)
Tax law change related to currency translation	—	(0.46)	—	—
Restructuring costs - Longwall divestiture	—	—	586	1.14
Deferred tax valuation allowance adjustments	—	—	—	(0.21)
Adjusted profit	$13,578	$21.90	$13,733	$21.21

•Enterprise operating cash flow was $12.0 billion in 2024. Caterpillar ended 2024 with $6.9 billion of enterprise cash.
OVERVIEW
Total sales and revenues for 2024 were $64.809 billion, a decrease of $2.251 billion, or 3 percent, compared with $67.060 billion for 2023. The decrease reflected lower sales volume, partially offset by favorable price realization. Lower sales volume was primarily driven by lower sales of equipment to end users. Profit per share was $22.05 in 2024, compared with profit per share of $20.12 in 2023. Profit was $10.792 billion in 2024, compared with $10.335 billion in 2023. The profit impact of lower sales volume was more than offset by favorable price realization and the absence of the impact of the divestiture of the company's Longwall business in 2023.
Trends and Economic Conditions
Outlook for Key End Markets
Our results continue to reflect the benefit of the diversity of our end markets.
In Construction Industries, we expect moderately lower sales of equipment to end users in North America in 2025 compared to 2024. Construction spend in North America remains healthy, primarily driven by large, multi-year projects and government-related infrastructure investments supported by funding from the Infrastructure Investment and Jobs Act (IIJA). Although we anticipate the combined non-residential and residential construction spend in 2025 to remain similar to 2024 levels, our current planning assumptions reflect lower demand for new equipment in 2025 as compared to 2024. We also expect lower dealer rental fleet loading in 2025 compared to 2024, although dealer rental revenue is expected to grow. We remain positive about the medium- and long-term outlook in North America. In Asia Pacific, outside of China, we expect soft economic conditions to continue into 2025. We anticipate China to remain at relatively low levels for the excavator industry above 10-tons. In EAME, we anticipate that weak economic conditions in Europe will continue, and we anticipate a healthy level of construction activity in Africa and in the Middle East in 2025. Construction activity in Latin America is expected to moderately decline in 2025 as compared to 2024. We also anticipate the ongoing benefit of our services initiatives will positively impact Construction Industries in 2025.
In Resource Industries, we anticipate lower sales of equipment to end users in 2025 compared to 2024, partially offset by higher services revenues, including robust rebuild activity. Customers continue to display capital discipline, although key commodities remain above investment thresholds. Customer product utilization remains high, the number of parked trucks remains relatively low, the age of the fleet remains elevated, and our autonomous solutions continue to see strong customer acceptance. We continue to believe the energy transition will support increased commodity demand over time, expanding our total addressable market and providing further opportunities for long-term profitable growth.
In Energy & Transportation, demand is expected to remain strong in Power Generation, as we expect growth for both reciprocating engines and turbines and turbine-related services in 2025 as compared to 2024. Overall strength in Power Generation, for both prime and backup power applications, continues to be driven by increasing energy demands to support data center growth related to cloud computing and generative artificial intelligence (AI). Through continued focus on improving manufacturing efficiencies, along with initial stages of our investment to increase large engine output capability, we expect growth in reciprocating engines for Power Generation in 2025. We also expect growth in turbines and turbine-related services for Power Generation, driven by increased customer demand. For Oil and Gas, we expect moderate growth in 2025 as compared to 2024. We expect reciprocating engines and services to be slightly down in 2025 due to continuing capital discipline by our customers, industry consolidation and efficiency improvements in our customers’ operations. We expect growth for turbines and turbine-related services in Oil & Gas in 2025 as compared to 2024. For turbines and turbine-related services used in Oil & Gas applications, backlog remains strong, and we see continued healthy order and inquiry activity. Demand for products in Industrial applications in 2025 is expected to remain at a relatively low level, similar to 2024. In Transportation, we anticipate growth in 2025, driven by rail services.
Full-Year 2025 Company Trends and Expectations
For the full-year 2025, we anticipate sales and revenues will be slightly lower compared to 2024, primarily driven by lower sales volume and unfavorable price realization. We expect lower sales in Construction Industries and Resource Industries to be partially offset by higher sales in Energy & Transportation. Currently, we do not anticipate a significant change in machine dealer inventories in 2025. Services revenues increased in 2024, and we expect services revenues to grow across all three primary segments in 2025.
For Construction Industries, we expect lower sales, including unfavorable price realization. In Resource Industries, we anticipate slightly lower sales, driven by unfavorable price realization and slightly lower sales volume. In Energy and Transportation, we expect an increase in sales driven by higher sales volume and favorable price realization.
In 2025, we anticipate unfavorable price realization and higher depreciation costs. We expect Other income (expense) to be unfavorable in 2025 as compared to 2024, primarily due to lower interest income as well as the absence of favorable foreign currency impacts. We do not anticipate translation movements in our expectations. In 2025, we expect restructuring costs of approximately $150 million to $200 million and expect capital expenditures of about $2.5 billion. We anticipate the annual effective tax rate, excluding discrete items, to be 23.0 percent in 2025.
First-Quarter 2025 Company Trends and Expectations
In the first quarter of 2025, we expect lower sales and revenues as compared to the first quarter of 2024, primarily due to the unfavorable impact from changes in machine dealer inventories and unfavorable machine price realization. We expect machine dealer inventory to increase less during the first quarter of 2025 as compared to the $1.1 billion increase in the first quarter of 2024.
In a typical year, we see our lowest sales of the year in the first quarter. In 2025, we anticipate that trend to continue but be more pronounced as sales in the first quarter should account for a lower percentage of full year sales than is typical, mainly due to our expectations for changes in dealer inventories and price realization for machines. In Energy & Transportation, we expect normal seasonality with sales growing throughout the year.
In the first quarter of 2025 as compared to the first quarter of 2024, we anticipate lower sales in Construction Industries primarily due to lower sales of equipment to end users, an unfavorable impact from changes in dealer inventories and unfavorable price realization. In Resource Industries, we expect lower sales primarily due to lower sales volume and unfavorable price realization. In Energy & Transportation, we anticipate similar sales in the first quarter of 2025 as compared to the first quarter of 2024, as continued strength in Power Generation is expected to be offset by lower sales in Oil & Gas and in Transportation. We expect favorable price realization for Energy & Transportation in the first quarter of 2025.

In the first quarter of 2025, we expect the profit impact from lower machine sales volume and unfavorable machine price realization to be partially offset by favorable price realization in Energy & Transportation. In Construction Industries and in Resource Industries, we expect an unfavorable profit impact from lower sales volume and unfavorable price realization in the first quarter of 2025 as compared to the first quarter of 2024. In Energy & Transportation, we expect unfavorable manufacturing costs and the impact of an unfavorable mix of products to be partially offset by favorable price realization.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2024 Form 10-K.
Notes:
•Glossary of terms included on pages 35 - 37; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 47 - 48.
•Some amounts within this report are rounded to the millions or billions and may not add. In addition, the sum of the components reported across periods may not equal the total amount reported year-to-date due to rounding.

2024 COMPARED WITH 2023
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2023 (at left) and 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for 2024 were $64.809 billion, a decrease of $2.251 billion, or 3 percent, compared with $67.060 billion in 2023. The decrease was primarily driven by lower sales volume of $3.543 billion, partially offset by favorable price realization of $1.238 billion. The decrease in sales volume was mainly driven by lower sales of equipment to end users. In addition, changes in dealer inventories had an unfavorable impact to sales volume. Dealer inventory increased less during 2024 than during 2023.
In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
North America sales decreased 1 percent primarily due to lower sales volume, partially offset by favorable price realization. The decrease in sales volume was mainly due to the impact from changes in dealer inventories. Dealer inventory increased less during 2024 than during 2023.
Sales increased 1 percent in Latin America. Unfavorable currency impacts related to the Brazilian real were more than offset by higher sales volume and favorable price realization. The increase in sales volume was primarily due to the impact from changes in dealer inventories. Dealer inventory increased during 2024, compared to a decrease during 2023.
EAME sales decreased 10 percent primarily due lower sales volume. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
Asia/Pacific sales decreased 6 percent primarily due to lower sales volume. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased in 2024, compared to an increase in 2023.
Total dealer inventory increased about $400 million during 2024, compared to an increase of about $2.1 billion during 2023. Machine dealer inventory decreased about $700 million during 2024, compared to an increase of $700 million during 2023. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We do not expect a significant change in machine dealer inventories in 2025.

Sales and Revenues by Segment
(Millions of dollars)	2023	Sales Volume	Price Realization	Currency	Inter-Segment/Other	2024	$ Change	% Change
Construction Industries	$27,418	$(1,737)	$(70)	$(143)	$(13)	$25,455	$(1,963)	(7%)
Resource Industries	13,583	(1,603)	405	(28)	32	12,389	(1,194)	(9%)
Energy & Transportation	28,001	(142)	900	(25)	120	28,854	853	3%
All Other Segment	449	(17)	5	(1)	(11)	425	(24)	(5%)
Corporate Items and Eliminations	(5,582)	(44)	(2)	(4)	(128)	(5,760)	(178)
Machinery, Energy & Transportation	63,869	(3,543)	1,238	(201)	—	61,363	(2,506)	(4%)

Financial Products Segment	3,785	—	—	—	268	4,053	268	7%
Corporate Items and Eliminations	(594)	—	—	—	(13)	(607)	(13)
Financial Products Revenues	3,191	—	—	—	255	3,446	255	8%

Consolidated Sales and Revenues	$67,060	$(3,543)	$1,238	$(201)	$255	$64,809	$(2,251)	(3%)

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
2024
Construction Industries	$14,576	(5%)	$2,553	11%	$4,315	(18%)	$3,900	(11%)	$25,344		(7%)	$111	(10%)	$25,455	(7%)
Resource Industries	4,561	(13%)	2,077	2%	1,804	(13%)	3,576	(8%)	12,018		(9%)	371	9%	12,389	(9%)
Energy & Transportation	13,005	9%	1,763	(11%)	5,787	(2%)	3,533	2%	24,088		3%	4,766	3%	28,854	3%
All Other Segment	56	(14%)	—	100%	12	(33%)	50	2%	118		(10%)	307	(3%)	425	(5%)
Corporate Items and Eliminations	(150)		(6)		(25)		(24)		(205)			(5,555)		(5,760)
Machinery, Energy & Transportation	32,048	(1%)	6,387	1%	11,893	(10%)	11,035	(6%)	61,363		(4%)	—	—%	61,363	(4%)

Financial Products Segment	2,702	11%	402	(3%)	505	3%	444	1%	4,053	[1]	7%	—	—%	4,053	7%
Corporate Items and Eliminations	(353)		(81)		(82)		(91)		(607)			—		(607)
Financial Products Revenues	2,349	12%	321	(5%)	423	4%	353	1%	3,446		8%	—	—%	3,446	8%

Consolidated Sales and Revenues	$34,397	(1%)	$6,708	1%	$12,316	(10%)	$11,388	(6%)	$64,809		(3%)	$—	—%	$64,809	(3%)

2023
Construction Industries	$15,343		$2,307		$5,254		$4,390		$27,294			$124		$27,418
Resource Industries	5,256		2,040		2,069		3,879		13,244			339		13,583
Energy & Transportation	11,982		1,983		5,929		3,461		23,355			4,646		28,001
All Other Segment	65		(1)		18		49		131			318		449
Corporate Items and Eliminations	(133)		(3)		(5)		(14)		(155)			(5,427)		(5,582)
Machinery, Energy & Transportation	32,513		6,326		13,265		11,765		63,869			—		63,869

Financial Products Segment	2,440		416		491		438		3,785	[1]		—		3,785
Corporate Items and Eliminations	(347)		(77)		(83)		(87)		(594)			—		(594)
Financial Products Revenues	2,093		339		408		351		3,191			—		3,191

Consolidated Sales and Revenues	$34,606		$6,665		$13,673		$12,116		$67,060			$—		$67,060

[1] Includes revenues from Machinery, Energy & Transportation of $711 million and $690 million in 2024 and 2023, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between 2023 (at left) and 2024 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit was $13.072 billion in 2024, an increase of $106 million, or 1 percent, compared with $12.966 billion in 2023. The profit impact of lower sales volume of $1.298 billion, higher selling, general and administrative (SG&A) and research and development (R&D) expenses of $201 million, and higher restructuring costs of $165 million were more than offset by favorable price realization of $1.238 billion, the absence of the impact of the divestiture of the company's Longwall business in 2023 of $586 million and favorable manufacturing costs of $246 million. The increase in SG&A/R&D expenses was primarily driven by investments aligned with strategic initiatives. Favorable manufacturing costs largely reflected lower freight.
For the twelve months ended December 31, 2024, restructuring costs increased primarily due to the divestitures of certain non-U.S. entities.
Operating profit margin was 20.2 percent in 2024, compared with 19.3 percent in 2023.

Profit (Loss) by Segment
(Millions of dollars)	2024	2023	$ Change	% Change
Construction Industries	$6,165	$6,975	$(810)	(12%)
Resource Industries	2,533	2,834	(301)	(11%)
Energy & Transportation	5,736	4,936	800	16%
All Other Segment	48	18	30	167%
Corporate Items and Eliminations	(1,384)	(2,104)	720
Machinery, Energy & Transportation	13,098	12,659	439	3%

Financial Products Segment	932	909	23	3%
Corporate Items and Eliminations	(327)	14	(341)
Financial Products	605	923	(318)	(34%)
Consolidating Adjustments	(631)	(616)	(15)
Consolidated Operating Profit	$13,072	$12,966	$106	1%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in 2024 was $512 million, compared with $511 million in 2023.
•Other income (expense) in 2024 was income of $813 million, compared with income of $595 million in 2023. The change was primarily driven by favorable foreign currency impacts, favorable impacts from pension and other postemployment benefit (OPEB) plan costs and higher mark-to-market gains for remeasurement of pension and OPEB plans.
•The effective tax rate for 2024 was 19.7 percent compared to 21.3 percent for 2023. Excluding the discrete items discussed below, the annual effective tax rate was 22.2 percent for 2024 compared to 21.4 percent for 2023. The increase from 2023 was primarily related to changes in the geographic mix of profits from a tax perspective.
In 2024, the company recorded a discrete tax benefit of $224 million for a tax law change related to currency translation. The 2024 annual effective tax rate excludes the impact of losses of $164 million for the divestitures of certain non-U.S. entities with related tax benefits of $54 million. The 2023 annual effective tax rate excludes the impact of the nondeductible loss of $586 million related to the divestiture of the company’s Longwall business. The company also recorded a tax charge of $43 million related to $154 million of mark-to-market gains for remeasurement of pension and OPEB plans in 2024, compared to a tax charge of $26 million related to $97 million of mark-to-market gains in 2023. In 2024, the company recorded discrete tax benefits of $47 million to reflect changes in estimates related to prior years. In addition, a discrete tax benefit of $57 million was recorded in 2024 and 2023 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In 2023, the company recorded a discrete tax benefit of $88 million due to a change in the valuation allowance for certain non-U.S. deferred tax assets.
Construction Industries
Construction Industries’ total sales were $25.455 billion in 2024, a decrease of $1.963 billion, or 7 percent, compared with $27.418 billion in 2023. The decrease was primarily due to lower sales volume. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
•In North America, sales decreased due to lower sales volume. Lower sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased less during 2024 than during 2023.
•Sales increased in Latin America primarily due to higher sales volume, partially offset by unfavorable price realization and unfavorable currency impacts primarily related to the Brazilian real. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during 2024, compared with a decrease during 2023.
•In EAME, sales decreased primarily due to lower sales volume. Lower sales volume was mainly due to lower sales of equipment to end users.
•Sales decreased in Asia/Pacific primarily due to lower sales volume and unfavorable currency impacts, primarily related to the Japanese yen. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during 2024, compared with an increase during 2023.
Construction Industries’ profit was $6.165 billion in 2024, a decrease of $810 million, or 12 percent, compared with $6.975 billion in 2023. The decrease was mainly due to the profit impact of lower sales volume.
Construction Industries’ profit as a percent of total sales was 24.2 percent in 2024, compared with 25.4 percent in 2023.
Resource Industries
Resource Industries’ total sales were $12.389 billion in 2024, a decrease of $1.194 billion, or 9 percent, compared with $13.583 billion in 2023. The decrease was primarily due to lower sales volume, partially offset by favorable price realization. Sales volume decreased primarily due to lower sales of equipment to end users.
Resource Industries’ profit was $2.533 billion in 2024, a decrease of $301 million, or 11 percent, compared with $2.834 billion in 2023. The decrease was mainly due to the profit impact of lower sales volume of $655 million, partially offset by favorable price realization of $405 million.
Resource Industries’ profit as a percent of total sales was 20.4 percent for 2024, compared with 20.9 percent for 2023.

Energy & Transportation

Sales by Application
(Millions of dollars)	2024	2023	$ Change	% Change
Oil and Gas	$6,980	$6,988	$(8)	—%
Power Generation	7,756	6,362	1,394	22%
Industrial	3,990	4,871	(881)	(18%)
Transportation	5,362	5,134	228	4%
External Sales	24,088	23,355	733	3%
Inter-Segment	4,766	4,646	120	3%
Total Sales	$28,854	$28,001	$853	3%

Energy & Transportation’s total sales were $28.854 billion in 2024, an increase of $853 million, or 3 percent, compared with $28.001 billion in 2023. The increase was primarily due to favorable price realization.
•Oil and Gas – Sales were about flat. Decreased sales in reciprocating engines used in well servicing applications were offset by increased sales in reciprocating engines used in gas compression applications and increased sales for turbines and turbine-related services.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications. Turbines and turbine-related services increased as well.
•Industrial – Sales decreased in EAME and North America.
•Transportation – Sales increased in marine and rail services, partially offset by lower sales of reciprocating engine aftermarket parts.
Energy & Transportation’s profit was $5.736 billion in 2024, an increase of $800 million, or 16 percent, compared with $4.936 billion in 2023. The increase was mainly due to favorable price realization.
Energy & Transportation’s profit as a percent of total sales was 19.9 percent in 2024, compared with 17.6 percent in 2023.
Financial Products Segment
Financial Products’ segment revenues were $4.053 billion in 2024, an increase of $268 million, or 7 percent, compared with $3.785 billion in 2023. The increase was primarily due to a favorable impact from higher average financing rates across all regions of $153 million and a favorable impact from higher average earning assets of $127 million driven by North America.
Financial Products’ segment profit was $932 million in 2024, an increase of $23 million, or 3 percent, compared with $909 million in 2023. The increase was mainly due to a favorable impact from higher average earning assets of $54 million, an insurance settlement of $33 million, and a favorable impact from equity securities of $32 million. These favorable impacts were partially offset by an increase in SG&A expenses of $54 million and an unfavorable impact from returned or repossessed equipment of $34 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.711 billion in 2024, a decrease of $379 million from 2023, primarily driven by the absence of the divestiture of the company's Longwall business in 2023, partially offset by unfavorable impacts of segment reporting methodology differences.
2023 COMPARED WITH 2022

For discussions related to the consolidated sales and revenue and consolidated operating profit between 2023 and 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 16, 2024 and hereby incorporated by reference.

RESTRUCTURING COSTS

In 2025, we expect to incur about $150 million to $200 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Costs of goods sold and SG&A expenses, of about $25 million in 2025 compared with 2024.

Additional information related to restructuring costs is included in Note 24 — "Restructuring income/costs" of Part II, Item 8 "Financial Statements and Supplemental Data."

GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring income/costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring income/costs, a discrete tax benefit for a tax law change related to currency translation, pension and OPEB mark-to-market gains/losses and certain deferred tax valuation allowance adjustments in 2023.
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
24.Services – Machinery, Energy & Transportation services revenues include, but are not limited to, aftermarket parts and other service-related revenues and exclude most Financial Products revenues, discontinued products and captive dealer services.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2024, we had positive operating cash flow within both our ME&T and Financial Products' operations. On a consolidated basis, we ended 2024 with $6.89 billion of cash, a decrease of $89 million from year-end 2023. In addition, ME&T invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $1.98 billion as of December 31, 2024 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for 2024 was $12.04 billion, down $850 million compared to 2023. The decrease was primarily due to changes in accrued wages, salaries, and employee benefits, and higher cash taxes paid. These were partially offset by lower working capital requirements. Within working capital, changes in accounts payable, customer advances, and receivables favorably impacted cash flow, partially offset by changes in accrued expenses.

Total debt as of December 31, 2024 was $38.41 billion, an increase of $531 million from year-end 2023. Debt related to ME&T decreased $893 million in 2024. Debt related to Financial Products increased by $1.54 billion due to portfolio funding requirements.

As of December 31, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2024 was $2.75 billion. Information on our Credit Facility is as follows:

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

At December 31, 2024, Caterpillar’s consolidated net worth was $19.56 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within AOCI.

At December 31, 2024, Cat Financial’s covenant interest coverage ratio was 1.41 to 1.  This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2024, Cat Financial’s six-month covenant leverage ratio was 7.25 to 1 and year-end covenant leverage ratio was 7.37 to 1.  This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2024, there were no borrowings under the Credit Facility.

The aforementioned financial covenants are being reported as calculated under the Credit Facility and not pursuant to U.S. GAAP. Please refer to the credit agreements governing the Credit Facility filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor "Restrictive covenants in our debt agreements could limit our financial and operating flexibility" set forth in Part I, Item 1A of this Form 10-K.

Our total credit commitments and available credit as of December 31, 2024 were:

	December 31, 2024
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,062	610	3,452
Total credit lines available	14,562	3,360	11,202
Less: Commercial paper outstanding	(3,946)	—	(3,946)
Less: Utilized credit	(687)	—	(687)
Available credit	$9,929	$3,360	$6,569

The other consolidated credit lines with banks as of December 31, 2024 totaled $4.06 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. We account for the payments made under the Programs, the same as our other accounts payable, as a reduction to our cash flows from operations. We do not believe that changes in the availability of the Programs will have a significant impact on our liquidity. Additional information related to the Programs is included in Note 19 — "Supplier finance programs" of Part II, Item 8 "Financial Statements and Supplementary Data".

Material cash requirements for contractual obligations

We believe our balances of cash and cash equivalents of $6.89 billion and available-for-sale debt securities of $1.98 billion as of December 31, 2024, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflows related to postretirement benefit obligations, long-term debt and operating lease agreements. See Notes 12, 14 and 20, respectively, of Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

We have short-term obligations related to the purchase of goods and services made in the ordinary course of business. These consist of invoices received and recorded as liabilities as of December 31, 2024, but scheduled for payment in 2025 of $7.68 billion. In addition, we have contractual obligations for material and services on order at December 31, 2024, but not yet invoiced or delivered, of $6.69 billion.

We also have long-term contractual obligations primarily for logistics services agreements; systems support, software licenses and development contracts; information technology consulting contracts; outsourcing contracts for benefit plan administration and long-term commitments entered into with key suppliers for minimum purchase quantities. These obligations total $1.63 billion, with $762 million due in the next 12 months.

Machinery, Energy & Transportation

Net cash provided by operating activities was $11.44 billion in 2024, compared with $11.69 billion in 2023. The decrease was primarily due to changes in accrued wages, salaries, and employee benefits, higher cash taxes paid, and changes in other liabilities. These were partially offset by decreased working capital requirements. Within working capital, changes in receivables, accounts payable, and customer advances favorably impacted cash flow partially offset by changes in accrued expenses.

Net cash provided by investing activities in 2024 was $133 million, compared with net cash used of $3.92 billion in 2023. The change was due to lower new investments in securities and higher proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024.

Net cash used for financing activities during 2024 was $11.42 billion, compared with $7.65 billion in 2023. The change was primarily due to higher payments to repurchase shares and debt repayments in 2024.

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

Operational excellence and commitments — Capital expenditures were $1.99 billion during 2024, compared to $1.66 billion in 2023. We expect ME&T’s capital expenditures in 2025 to be about $2.5 billion. We made $271 million of contributions to our pension and OPEB plans during 2024. In comparison, we made $361 million of contributions to our pension and OPEB plans in 2023. We expect to make approximately $354 million of contributions to our pension and OPEB plans in 2025.

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

Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company's liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In December 2024, the Board of Directors approved maintaining our quarterly dividend representing $1.41 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.65 billion in 2024.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company's liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022 with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In 2024, we repurchased $7.7 billion of Caterpillar common stock, with $20.1 billion remaining under the 2022 and 2024 Authorizations as of December 31, 2024. Caterpillar's basic shares outstanding as of December 31, 2024 were approximately 478 million.

Financial Products

Net cash provided by operating activities was $1.45 billion in 2024, compared with $1.11 billion in 2023. Net cash used for investing activities was $2.79 billion in 2024, compared with $1.42 billion used in 2023. The change was primarily due to portfolio related activity and the divestiture of a non-U.S. entity. Net cash provided by financing activities was $1.21 billion in 2024, compared with net cash provided of $278 million in 2023. The change was primarily due to higher net inflows from external borrowings partially offset by higher dividends paid to Caterpillar in 2024.

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

At December 31, 2024, the aggregate residual value of equipment on operating leases was $1.55 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $70 million of additional annual depreciation expense.

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

We completed our annual assessment of goodwill in the fourth quarter of 2024 and determined that there was no impairment of goodwill. Caterpillar's market capitalization has remained significantly above the net book value of the Company.

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

Product liability and insurance loss reserve — We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates, and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels. The amount of these reserves totaled $1.5 billion and $1.4 billion at December 31, 2024 and 2023, respectively. The majority of the balance in both 2024 and 2023 consisted of unearned insurance premiums.

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

•We use the mortality assumption to estimate the life expectancy of plan participants.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in certain actuarial assumptions on 2024 pension and OPEB costs and obligations are as follows:

	2024 Benefit Cost Increase (Decrease)		Year-end Benefit Obligation Increase (Decrease)
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension Benefits: [1]
Assumed discount rate	$56	$(70)	$(1,011)	$1,187
Expected long-term rate of return on plan assets	(123)	123	—	—
Non-U.S. Pension Benefits:
Assumed discount rate	8	(11)	(315)	387
Expected rate of compensation increase	4	(4)	28	(24)
Expected long-term rate of return on plan assets	(32)	32	—	—
Other Postretirement Benefits:
Assumed discount rate	5	(6)	(184)	213
Expected rate of compensation increase	—	—	1	(1)
Expected long-term rate of return on plan assets	(1)	1	—	—

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly the expected rate of compensation increase assumption is no longer applicable.

Actuarial Assumptions

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.6%	5.0%	5.4%	4.1%	3.9%	4.3%	5.6%	5.1%	5.4%
Rate of compensation increase [1]	—%	—%	—%	2.2%	2.3%	2.3%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	3.6%	3.8%	1.7%	5.1%	5.4%	2.8%
Discount rate used to measure interest cost	5.0%	5.2%	2.3%	3.9%	4.2%	1.7%	5.0%	5.3%	2.2%
Expected rate of return on plan assets	5.7%	5.8%	4.0%	5.1%	5.2%	3.1%	7.4%	7.4%	6.9%
Rate of compensation increase [1]	—%	—%	—%	2.3%	2.3%	2.0%	4.0%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care trend rate assumed for next year							6.0%	6.2%	6.5%
Rate that the cost trend rate gradually declines to							4.7%	4.7%	4.7%
Year that the cost trend rate reaches ultimate rate							2030	2030	2030

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

See Note 12 — “Postemployment benefit plans” of Part II, Item 8 “Financial Statement and Supplemental Data” for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve — We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $2.2 billion and $2.1 billion at December 31, 2024 and 2023, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. We adjust the reserve if discounts paid differ from those estimated. Historically, those adjustments have not been material.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 22 — "Environmental and legal matters" of Part II, Item 8 “Financial Statements and Supplementary Data.”

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

The table below summarizes the amounts of net periodic benefit cost recognized for 2024, 2023 and 2022, respectively, and includes expected cost for 2025.

(Millions of dollars)	2025 Expected		2024	2023	2022
U.S. Pension Benefits	$(108)		$(74)	$(33)	$(268)
Non-U.S. Pension Benefits	(2)		(4)	2	(10)
Other Postretirement Benefits	173		177	188	161
Mark-to-market loss (gain)	—	[1]	(154)	(97)	(606)
Total net periodic benefit cost (benefit)	$63		$(55)	$60	$(723)

1 Expected net periodic benefit cost (benefit) does not include an estimate for mark-to-market gains or losses.

•Expected decrease in expense in 2025 compared to 2024 — Excluding the impact of mark-to-market gains and losses, our net periodic benefit cost is expected to decrease $36 million in 2025. This expected decrease is primarily due to lower interest cost in 2025 as a result of higher discount rates at the end of 2024 creating a lower obligation base (U.S. pension plans year-end 2024 obligation was $12.2 billion compared to a year-end 2023 obligation of $13.1 billion) and a higher expected return on assets in 2025 (U.S. pension plans expected rate of return on plans assets is 6.3 percent for 2025 compared to 5.7 percent for 2024; however, this increase is muted due to a lower asset base at year-end 2024 of $11.9 billion compared to $12.7 billion at year-end 2023).
•Decrease in expense in 2024 compared to 2023 — Primarily due to higher mark-to-market gains in 2024 compared to 2023, lower interest cost in 2024 as a result of lower discount rates at year-end 2023 and a higher expected return on plan assets due to a higher asset base at year-end 2023 compared to year-end 2022.
•Increase in expense in 2023 compared to 2022 — Primarily due to lower mark-to-market gains in 2023 compared to 2022 and higher interest cost in 2023 as a result of higher discount rates at year-end 2022.
The primary factors that resulted in mark-to-market losses (gains) for 2024, 2023 and 2022 are described below. We include the net mark-to-market losses (gains) in Other income (expense) in the Results of Operations.

•2024 net mark-to-market gain of $154 million — Primarily due to higher discount rates at the end of 2024 compared to the end of 2023. This was partially offset by a lower actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 0.7 percent compared to an expected rate of return of 5.7 percent).
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

SENSITIVITY

Foreign Exchange Rate Sensitivity

ME&T operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. Based on the anticipated and firmly committed cash inflow and outflow for our ME&T operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2025 cash flow for our ME&T operations by approximately $77 million. Last year, similar assumptions and calculations yielded a potential $200 million adverse impact on 2024 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Our primary exposure (excluding competitive risk) is to exchange rate movements in the Australian dollar, Chinese yuan, Euro, Indian rupee and Mexican peso.

Interest Rate Sensitivity

For our ME&T operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2025 pre-tax earnings of ME&T. Last year, similar assumptions and calculations yielded a minimal impact to 2024 pre-tax earnings.

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

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2024 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2025 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2024 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of six significant items in order for our results to be meaningful to our readers. These items consist of (i) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024, (ii) other restructuring income/costs, (iii) pension and OPEB mark-to-market gains/losses resulting from plan remeasurements, (iv) a discrete tax benefit for a tax law change related to currency translation in 2024, (v) restructuring costs related to the divestiture of the company's Longwall business in 2023 and (vi) certain deferred tax valuation allowance adjustments in 2023. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Twelve Months Ended December 31, 2024 - U.S. GAAP	$13,072	20.2%	$13,373	$2,629	$10,792	$22.05
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.2%	164	54	110	0.22
Other restructuring (income) costs	195	0.3%	195	46	149	0.32
Pension/OPEB mark-to-market (gains) losses	—	—%	(154)	(43)	(111)	(0.23)
Tax law change related to currency translation	—	—%	—	224	(224)	(0.46)
Twelve Months Ended December 31, 2024 - Adjusted	$13,431	20.7%	$13,578	$2,910	$10,716	$21.90

Twelve Months Ended December 31, 2023 - U.S. GAAP	$12,966	19.3%	$13,050	$2,781	$10,335	$20.12
Restructuring costs - Longwall divestiture	586	0.9%	586	—	586	1.14
Other restructuring (income) costs	194	0.3%	194	48	146	0.30
Pension/OPEB mark-to-market (gains) losses	—	—%	(97)	(26)	(71)	(0.14)
Deferred tax valuation allowance adjustments	—	—%	—	106	(106)	(0.21)
Twelve Months Ended December 31, 2023 - Adjusted	$13,746	20.5%	$13,733	$2,909	$10,890	$21.21

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024, (ii) pension and OPEB mark-to-market gains/losses resulting from plan remeasurements, (iii) a discrete tax benefit for a tax law change related to currency translation in 2024, (iv) the impact of changes in estimates related to prior years in 2024, (v) a settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, (vi) restructuring costs related to divestiture of the company's Longwall business in 2023 and (vii) deferred tax valuation allowance adjustments in 2023. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.
A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Twelve Months Ended December 31, 2024 - U.S. GAAP	$13,373	$2,629	19.7%
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	54
Pension/OPEB mark-to-market (gains) losses	(154)	(43)
Tax law change related to currency translation	—	224
Changes in estimates related to prior years	—	47
Excess stock-based compensation	—	57
Annual effective tax rate, excluding discrete items	$13,383	$2,968	22.2%
Changes in estimates related to prior years	—	(47)
Excess stock-based compensation	—	(57)
Other restructuring (income) costs	195	46
Twelve Months Ended December 31, 2024 - Adjusted	$13,578	$2,910

Twelve Months Ended December 31, 2023 - U.S. GAAP	$13,050	$2,781	21.3%
Restructuring costs - Longwall divestiture	586	—
Pension/OPEB mark-to-market (gains) losses	(97)	(26)
Deferred tax valuation allowance adjustments	—	88
Excess stock-based compensation	—	57
Annual effective tax rate, excluding discrete items	$13,539	$2,900	21.4%
Deferred tax valuation allowance adjustments	—	18
Excess stock-based compensation	—	(57)
Other restructuring (income) costs	194	48
Twelve Months Ended December 31, 2023 - Adjusted	$13,733	$2,909

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.
Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Twelve Months Ended December 31,
	2024	2023
ME&T net cash provided by operating activities [1]	$11,437	$11,688
ME&T capital expenditures	(1,988)	(1,663)
ME&T free cash flow	$9,449	$10,025
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on page 52.

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

Pages 50 to 52 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information.

Supplemental Data for Results of Operations
For The Years Ended December 31,
				Supplemental consolidating data
	Consolidated			Machinery, Energy & Transportation			Financial Products			Consolidating Adjustments
(Millions of dollars)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024		2023		2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$61,363	$63,869	$56,574	$61,363	$63,869	$56,574	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	3,446	3,191	2,853	—	—	—	4,212	3,927	3,376	(766)	1	(736)	1	(523)	1
Total sales and revenues	64,809	67,060	59,427	61,363	63,869	56,574	4,212	3,927	3,376	(766)		(736)		(523)

Operating costs:
Cost of goods sold	40,199	42,767	41,350	40,206	42,776	41,356	—	—	—	(7)	2	(9)	2	(6)	2
Selling, general and administrative expenses	6,667	6,371	5,651	5,881	5,696	4,999	786	704	672	—		(29)	2	(20)	2
Research and development expenses	2,107	2,108	1,814	2,107	2,108	1,814	—	—	—	—		—		—
Interest expense of Financial Products	1,286	1,030	565	—	—	—	1,286	1,032	565	—		(2)	2	—
Goodwill impairment charge	—	—	925	—	—	925	—	—	—	—		—		—
Other operating (income) expenses	1,478	1,818	1,218	71	630	47	1,535	1,268	1,249	(128)	2	(80)	2	(78)	2
Total operating costs	51,737	54,094	51,523	48,265	51,210	49,141	3,607	3,004	2,486	(135)		(120)		(104)
Operating profit	13,072	12,966	7,904	13,098	12,659	7,433	605	923	890	(631)		(616)		(419)
Interest expense excluding Financial Products	512	511	443	518	511	444	—	—	—	(6)	3	—		(1)	3
Other income (expense)	813	595	1,291	728	340	1,374	85	(16)	(26)	—		271	4	(57)	4

Consolidated profit before taxes	13,373	13,050	8,752	13,308	12,488	8,363	690	907	864	(625)		(345)		(475)
Provision (benefit) for income taxes	2,629	2,781	2,067	2,663	2,560	1,858	(34)	221	209	—		—		—
Profit of consolidated companies	10,744	10,269	6,685	10,645	9,928	6,505	724	686	655	(625)		(345)		(475)
Equity in profit (loss) of unconsolidated affiliated companies	44	63	19	44	67	26	—	—	—	—		(4)	5	(7)	5

Profit of consolidated and affiliated companies	10,788	10,332	6,704	10,689	9,995	6,531	724	686	655	(625)		(349)		(482)

Less: Profit (loss) attributable to noncontrolling interests	(4)	(3)	(1)	(5)	(4)	(1)	1	5	7	—		(4)	6	(7)	6

Profit [7]	$10,792	$10,335	$6,705	$10,694	$9,999	$6,532	$723	$681	$648	$(625)		$(345)		$(475)

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
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by ME&T subsidiaries.
7Profit attributable to common shareholders.

Supplemental Data for Financial Position
At December 31,			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2024	2023	2024	2023	2024	2023	2024		2023
Assets
Current assets:
Cash and cash equivalents	$6,889	$6,978	$6,165	$6,106	$724	$872	$—		$—
Receivables - trade and other	9,282	9,310	3,463	3,971	688	570	5,131	1,2	4,769	1,2
Receivables - finance	9,565	9,510	—	—	14,957	14,499	(5,392)	2	(4,989)	2
Prepaid expenses and other current assets	3,119	4,586	2,872	4,327	401	341	(154)	3	(82)	3
Inventories	16,827	16,565	16,827	16,565	—	—	—		—
Total current assets	45,682	46,949	29,327	30,969	16,770	16,282	(415)		(302)

Property, plant and equipment - net	13,361	12,680	9,531	8,694	3,830	3,986	—		—
Long-term receivables - trade and other	1,225	1,238	500	565	86	85	639	1,2	588	1,2
Long-term receivables - finance	13,242	12,664	—	—	14,048	13,299	(806)	2	(635)	2
Noncurrent deferred and refundable income taxes	3,312	2,816	3,594	3,360	118	148	(400)	4	(692)	4
Intangible assets	399	564	399	564	—	—	—		—
Goodwill	5,241	5,308	5,241	5,308	—	—	—		—
Other assets	5,302	5,257	4,050	4,218	2,277	2,082	(1,025)	5	(1,043)	5
Total assets	$87,764	$87,476	$52,642	$53,678	$37,129	$35,882	$(2,007)		$(2,084)

Liabilities
Current liabilities:
Short-term borrowings	$4,393	$4,643	$—	$—	$4,393	$4,643	$—		$—
Accounts payable	7,675	7,906	7,619	7,827	331	314	(275)	6,7	(235)	6,7
Accrued expenses	5,243	4,958	4,589	4,361	654	597	—		—
Accrued wages, salaries and employee benefits	2,391	2,757	2,335	2,696	56	61	—		—
Customer advances	2,322	1,929	2,305	1,912	3	2	14	7	15	7
Dividends payable	674	649	674	649	—	—	—		—
Other current liabilities	2,909	3,123	2,388	2,583	696	647	(175)	4,8	(107)	4,8
Long-term debt due within one year	6,665	8,763	46	1,044	6,619	7,719	—		—
Total current liabilities	32,272	34,728	19,956	21,072	12,752	13,983	(436)		(327)

Long-term debt due after one year	27,351	24,472	8,731	8,626	18,787	15,893	(167)	9	(47)	9
Liability for postemployment benefits	3,757	4,098	3,757	4,098	—	—	—		—
Other liabilities	4,890	4,675	3,977	3,806	1,344	1,607	(431)	4	(738)	4
Total liabilities	68,270	67,973	36,421	37,602	32,883	31,483	(1,034)		(1,112)
Commitments and contingencies
Shareholders’ equity
Common stock	6,941	6,403	6,941	6,403	905	905	(905)	10	(905)	10
Treasury stock	(44,331)	(36,339)	(44,331)	(36,339)	—	—	—		—
Profit employed in the business	59,352	51,250	54,787	46,783	4,555	4,457	10	10	10	10
Accumulated other comprehensive income (loss)	(2,471)	(1,820)	(1,182)	(783)	(1,289)	(1,037)	—		—
Noncontrolling interests	3	9	6	12	75	74	(78)	10	(77)	10
Total shareholders’ equity	19,494	19,503	16,221	16,076	4,246	4,399	(973)		(972)
Total liabilities and shareholders’ equity	$87,764	$87,476	$52,642	$53,678	$37,129	$35,882	$(2,007)		$(2,084)

1Elimination of receivables between ME&T and Financial Products.
2Reclassification of ME&T’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3Elimination of ME&T's insurance premiums that are prepaid to Financial Products.
4Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
5Elimination of other intercompany assets and liabilities between ME&T and Financial Products.
6Elimination of payables between ME&T and Financial Products.
7Reclassification of Financial Products’ payables to customer advances.
8Elimination of prepaid insurance in Financial Products’ other liabilities.
9Elimination of debt between ME&T and Financial Products.
10Eliminations associated with ME&T’s investments in Financial Products’ subsidiaries.

Supplemental Data for Statement of Cash Flow
For the Years Ended December 31,			Supplemental consolidating data
	Consolidated		Machinery, Energy & Transportation		Financial Products		Consolidating Adjustments
(Millions of dollars)	2024	2023	2024	2023	2024	2023	2024		2023
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$10,788	$10,332	$10,689	$9,995	$724	$686	$(625)	[1,5]	$(349)	[1,5]
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	2,153	2,144	1,368	1,361	785	783	—		—
Actuarial (gain) loss on pension and postretirement benefits	(154)	(97)	(154)	(97)	—	—	—		—
Provision (benefit) for deferred income taxes	(621)	(592)	(327)	(576)	(294)	(16)	—		—
(Gain) loss on divestiture	164	572	(46)	572	210	—	—		—
Other	564	375	355	444	(388)	(577)	597	[2]	508	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(160)	(437)	413	(367)	207	61	(780)	[2,3]	(131)	[2,3]
Inventories	(414)	(364)	(400)	(360)	—	—	(14)	[2]	(4)	[2]
Accounts payable	(282)	(754)	(200)	(836)	(41)	41	(41)	[2]	41	[2]
Accrued expenses	191	796	78	690	113	106	—		—
Accrued wages, salaries and employee benefits	(363)	486	(358)	474	(5)	12	—		—
Customer advances	370	80	369	78	1	2	—		—
Other assets—net	(97)	(95)	(188)	94	48	(110)	43	[2]	(79)	[2]
Other liabilities—net	(104)	439	(162)	216	85	118	(27)	[2]	105	[2]
Net cash provided by (used for) operating activities	12,035	12,885	11,437	11,688	1,445	1,106	(847)		91

Cash flow from investing activities:
Capital expenditures—excluding equipment leased to others	(1,988)	(1,597)	(1,952)	(1,624)	(41)	(22)	5	[2]	49	[2]
Expenditures for equipment leased to others	(1,227)	(1,495)	(36)	(39)	(1,211)	(1,466)	20	[2]	10	[2]
Proceeds from disposals of leased assets and property, plant and equipment	722	781	35	55	698	781	(11)	[2]	(55)	[2]
Additions to finance receivables	(15,409)	(15,161)	—	—	(16,845)	(17,321)	1,436	[3]	2,160	[3]
Collections of finance receivables	13,608	14,034	—	—	14,707	15,634	(1,099)	[3]	(1,600)	[3]
Net intercompany purchased receivables	—	—	—	—	129	1,080	(129)	[3]	(1,080)	[3]
Proceeds from sale of finance receivables	83	63	—	—	83	63	—		—
Net intercompany borrowings	—	—	—	—	21	10	(21)	[4]	(10)	[4]
Investments and acquisitions (net of cash acquired)	(34)	(75)	(34)	(75)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	(61)	(4)	92	(4)	(153)	—	—		—
Proceeds from maturities and sale of securities	3,155	1,891	2,795	1,642	360	249	—		—
Investments in securities	(1,495)	(4,405)	(909)	(3,982)	(586)	(423)	—		—
Other—net	193	97	142	106	51	(9)	—		—
Net cash provided by (used for) investing activities	(2,453)	(5,871)	133	(3,921)	(2,787)	(1,424)	201		(526)

Cash flow from financing activities:
Dividends paid	(2,646)	(2,563)	(2,646)	(2,563)	(625)	(425)	625	[5]	425	[5]
Common stock issued, including treasury shares reissued	20	12	20	12	—	—	—		—
Payments to purchase common stock	(7,697)	(4,975)	(7,697)	(4,975)	—	—	—		—
Excise tax paid on purchases of common stock	(40)	—	(40)	—	—	—	—		—
Net intercompany borrowings	—	—	(21)	(10)	—	—	21	[4]	10	[4]
Proceeds from debt issued (original maturities greater than three months)	10,283	8,257	—	—	10,283	8,257	—		—
Payments on debt (original maturities greater than three months)	(9,316)	(6,318)	(1,032)	(106)	(8,284)	(6,212)	—		—
Short-term borrowings - net (original maturities three months or less)	(168)	(1,345)	—	(3)	(168)	(1,342)	—		—
Other—net	(1)	—	(1)	—	—	—	—		—
Net cash provided by (used for) financing activities	(9,565)	(6,932)	(11,417)	(7,645)	1,206	278	646		435
Effect of exchange rate changes on cash	(106)	(110)	(94)	(60)	(12)	(50)	—		—
Increase (decrease) in cash, cash equivalents and restricted cash	(89)	(28)	59	62	(148)	(90)	—		—
Cash, cash equivalents and restricted cash at beginning of period	6,985	7,013	6,111	6,049	874	964	—		—
Cash, cash equivalents and restricted cash at end of period	$6,896	$6,985	$6,170	$6,111	$726	$874	$—		$—

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 — “Operations and summary of significant accounting policies,” Note 2 — "Sales and revenue recognition," Note 4 —  “Derivative financial instruments and risk management,” Note 7 — "Cat Financial financing activities," Note 11 —  "Investments in debt and equity securities," and Note 18 — “Fair value disclosures” of Part II, Item 8 “Financial Statements and Supplementary Data.”  Other information required by Item 7A is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2024, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 55- 56.

/s/ D. James Umpleby III
D. James Umpleby III
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of results of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flow for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Warranty Liability

As described in Notes 2 and 21 to the consolidated financial statements, the Company’s product warranty liability as of December 31, 2024 was $1,700 million. At the time the Company recognizes a sale, management records estimated future warranty costs. Management determines the product warranty liability by applying historical claim rate experience to the current field population and dealer inventory. Generally, management bases historical claim rates on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America). Management develops specific rates for each product shipment month and updates them monthly based on actual warranty claim experience.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 14, 2025

We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31,
(Dollars in millions except per share data)
	2024	2023	2022
Sales and revenues:
Sales of Machinery, Energy & Transportation	$61,363	$63,869	$56,574
Revenues of Financial Products	3,446	3,191	2,853
Total sales and revenues	64,809	67,060	59,427

Operating costs:
Cost of goods sold	40,199	42,767	41,350
Selling, general and administrative expenses	6,667	6,371	5,651
Research and development expenses	2,107	2,108	1,814
Interest expense of Financial Products	1,286	1,030	565
Goodwill impairment charge	—	—	925
Other operating (income) expenses	1,478	1,818	1,218
Total operating costs	51,737	54,094	51,523

Operating profit	13,072	12,966	7,904

Interest expense excluding Financial Products	512	511	443
Other income (expense)	813	595	1,291

Consolidated profit before taxes	13,373	13,050	8,752

Provision (benefit) for income taxes	2,629	2,781	2,067
Profit of consolidated companies	10,744	10,269	6,685

Equity in profit (loss) of unconsolidated affiliated companies	44	63	19

Profit of consolidated and affiliated companies	10,788	10,332	6,704

Less: Profit (loss) attributable to noncontrolling interests	(4)	(3)	(1)

Profit [1]	$10,792	$10,335	$6,705

Profit per common share	$22.17	$20.24	$12.72
Profit per common share — diluted [2]	$22.05	$20.12	$12.64

Weighted-average common shares outstanding (millions)
- Basic	486.7	510.6	526.9
- Diluted [2]	489.4	513.6	530.4

1    Profit attributable to common shareholders.
2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31,
(Millions of dollars)
	2024	2023	2022

Profit (loss) of consolidated and affiliated companies	$10,788	$10,332	$6,704
Other comprehensive income (loss), net of tax (Note 17):
Foreign currency translation:	(528)	546	(820)
Pension and other postretirement benefits:	(12)	(10)	23
Derivative financial instruments:	(113)	39	31
Available-for-sale securities:	2	62	(138)

Total other comprehensive income (loss), net of tax	(651)	637	(904)
Comprehensive income (loss)	10,137	10,969	5,800
Less: comprehensive income (loss) attributable to the noncontrolling interests	(4)	(3)	(1)
Comprehensive income (loss) attributable to shareholders	$10,141	$10,972	$5,801

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31,
(Dollars in millions)
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,889	$6,978
Receivables – trade and other	9,282	9,310
Receivables – finance	9,565	9,510
Prepaid expenses and other current assets	3,119	4,586
Inventories	16,827	16,565
Total current assets	45,682	46,949

Property, plant and equipment – net	13,361	12,680
Long-term receivables – trade and other	1,225	1,238
Long-term receivables – finance	13,242	12,664
Noncurrent deferred and refundable income taxes	3,312	2,816
Intangible assets	399	564
Goodwill	5,241	5,308
Other assets	5,302	5,257
Total assets	$87,764	$87,476

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$4,393	$4,643
Accounts payable	7,675	7,906
Accrued expenses	5,243	4,958
Accrued wages, salaries and employee benefits	2,391	2,757
Customer advances	2,322	1,929
Dividends payable	674	649
Other current liabilities	2,909	3,123
Long-term debt due within one year:
Machinery, Energy & Transportation	46	1,044
Financial Products	6,619	7,719
Total current liabilities	32,272	34,728
Long-term debt due after one year:
Machinery, Energy & Transportation	8,564	8,579
Financial Products	18,787	15,893
Liability for postemployment benefits	3,757	4,098
Other liabilities	4,890	4,675
Total liabilities	68,270	67,973
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2024 and 2023 – 814,894,624 shares) at paid-in amount	6,941	6,403
Treasury stock: (2024 - 336,962,600 shares; and 2023 - 315,517,355 shares) at cost	(44,331)	(36,339)
Profit employed in the business	59,352	51,250
Accumulated other comprehensive income (loss)	(2,471)	(1,820)
Noncontrolling interests	3	9
Total shareholders’ equity	19,494	19,503
Total liabilities and shareholders’ equity	$87,764	$87,476

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2021	$6,398	$(27,643)	$39,282	$(1,553)	$32	$16,516
Profit (loss) of consolidated and affiliated companies	—	—	6,705	—	(1)	6,704
Foreign currency translation, net of tax	—	—	—	(820)	—	(820)
Pension and other postretirement benefits, net of tax	—	—	—	23	—	23
Derivative financial instruments, net of tax	—	—	—	31	—	31
Available-for-sale securities, net of tax	—	—	—	(138)	—	(138)
Dividends declared	—	—	(2,473)	—	—	(2,473)
Distribution to noncontrolling interests	—	—	—	—	(10)	(10)
Common shares issued from treasury stock for stock-based compensation: 2,340,887	(74)	125	—	—	—	51
Stock-based compensation expense	193	—	—	—	—	193
Common shares repurchased: 21,882,818	—	(4,230)	—	—	—	(4,230)
Other	43	—	—	—	1	44
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit (loss) of consolidated and affiliated companies	—	—	10,335	—	(3)	10,332
Foreign currency translation, net of tax	—	—	—	546	—	546
Pension and other postretirement benefits, net of tax	—	—	—	(10)	—	(10)
Derivative financial instruments, net of tax	—	—	—	39	—	39
Available-for-sale securities, net of tax	—	—	—	62	—	62
Change in ownership from noncontrolling interests	—	—	—	—	(7)	(7)
Dividends declared	—	—	(2,599)	—	—	(2,599)
Common shares issued from treasury stock for stock-based compensation: 2,497,799	(112)	124	—	—	—	12
Stock-based compensation expense	208	—	—	—	—	208
Common shares repurchased: 19,466,020	—	(4,675)	—	—	—	(4,675)
Outstanding authorized accelerated share repurchase	(300)	—	—	—	—	(300)
Other	47	(40)	—	—	(3)	4
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	10,792	—	(4)	10,788
Foreign currency translation, net of tax	—	—	—	(528)	—	(528)
Pension and other postretirement benefits, net of tax	—	—	—	(12)	—	(12)
Derivative financial instruments, net of tax	—	—	—	(113)	—	(113)
Available-for-sale securities, net of tax	—	—	—	2	—	2
Dividends declared [1]	—	—	(2,690)	—	—	(2,690)
Common shares issued from treasury stock for stock-based compensation: 1,972,037	(58)	78	—	—	—	20
Stock-based compensation expense	223	—	—	—	—	223
Common shares repurchased: 23,417,282 [2]	—	(7,997)	—	—	—	(7,997)
Settlement of outstanding authorized accelerated share repurchase	300	—	—	—	—	300
Other	73	(73)	—	—	(2)	(2)
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494

1Dividends per share of common stock of $5.53, $5.10 and $4.71 were declared in the years ended December 31, 2024, 2023 and 2022, respectively.
2See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31,
(Millions of dollars)
	2024	2023	2022
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$10,788	$10,332	$6,704
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	2,153	2,144	2,219
Actuarial (gain) loss on pension and postretirement benefits	(154)	(97)	(606)
Provision (benefit) for deferred income taxes	(621)	(592)	(377)
(Gain) loss on divestiture	164	572	—
Goodwill impairment charge	—	—	925
Other	564	375	701
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(160)	(437)	(220)
Inventories	(414)	(364)	(2,589)
Accounts payable	(282)	(754)	798
Accrued expenses	191	796	317
Accrued wages, salaries and employee benefits	(363)	486	90
Customer advances	370	80	768
Other assets – net	(97)	(95)	(210)
Other liabilities – net	(104)	439	(754)
Net cash provided by (used for) operating activities	12,035	12,885	7,766

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,988)	(1,597)	(1,296)
Expenditures for equipment leased to others	(1,227)	(1,495)	(1,303)
Proceeds from disposals of leased assets and property, plant and equipment	722	781	830
Additions to finance receivables	(15,409)	(15,161)	(13,239)
Collections of finance receivables	13,608	14,034	13,177
Proceeds from sale of finance receivables	83	63	57
Investments and acquisitions (net of cash acquired)	(34)	(75)	(88)
Proceeds from sale of businesses and investments (net of cash sold)	(61)	(4)	1
Proceeds from maturities and sale of securities	3,155	1,891	2,383
Investments in securities	(1,495)	(4,405)	(3,077)
Other – net	193	97	14
Net cash provided by (used for) investing activities	(2,453)	(5,871)	(2,541)

Cash flow from financing activities:
Dividends paid	(2,646)	(2,563)	(2,440)
Common stock issued, including treasury shares reissued	20	12	51
Payments to purchase common stock	(7,697)	(4,975)	(4,230)
Excise tax paid on purchases of common stock	(40)	—	—
Proceeds from debt issued (original maturities greater than three months):
- Financial Products	10,283	8,257	6,674
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(1,032)	(106)	(25)
- Financial Products	(8,284)	(6,212)	(7,703)
Short-term borrowings – net (original maturities three months or less)	(168)	(1,345)	402
Other – net	(1)	—	(10)
Net cash provided by (used for) financing activities	(9,565)	(6,932)	(7,281)
Effect of exchange rate changes on cash	(106)	(110)	(194)
Increase (decrease) in cash, cash equivalents and restricted cash	(89)	(28)	(2,250)
Cash, cash equivalents and restricted cash at beginning of period	6,985	7,013	9,263
Cash, cash equivalents and restricted cash at end of period	$6,896	$6,985	$7,013
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

We distribute our machines principally through a worldwide organization of dealers (dealer network), 41 located in the United States and 111 located outside the United States, serving 187 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 88 distributors covering 185 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 108 distributors covering 158 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. We sell some products, primarily turbines and locomotives, to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

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

We include shipping and handling costs in Cost of goods sold in Statement 1.  Other operating (income) expenses primarily include Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses, (gains) losses on divestitures, employee separation charges, (gains) losses on disposal of long-lived assets and long-lived asset impairment charges.

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

C.     Inventories

We state inventories at the lower of cost or net realizable value. We principally determine cost using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 65 percent of total inventories at both December 31, 2024 and 2023.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $3,864 million and $3,423 million higher than reported at December 31, 2024 and 2023, respectively.

D.    Depreciation and amortization

We compute depreciation of plant and equipment principally using accelerated methods. We compute depreciation on equipment leased to others, primarily for Financial Products, using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2024, 2023 and 2022, Cat Financial depreciation on equipment leased to others was $722 million, $713 million and $718 million, respectively, which we include in Other operating (income) expenses in Statement 1. In 2024, 2023 and 2022, consolidated depreciation expense was $1,983 million, $1,929 million and $1,937 million, respectively. We compute amortization of purchased finite-lived intangibles principally using the straight-line method, generally not to exceed a period of 20 years.

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

F.    Derivative financial instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, commodity prices and certain deferred compensation plan liabilities.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and certain deferred compensation plan liability exposures. Our policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts, commodity forward and option contracts and total return swap contracts. All derivatives are recorded at fair value.  See Note 4 for more information.

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

I.    Estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair values for goodwill impairment tests, warranty liability and reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes.

J.    New accounting guidance

A. Adoption of new accounting standards

Segment reporting (ASU 2023-07) — In November 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The expanded annual disclosures were effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented.

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

B. Accounting standards issued but not yet adopted

Income tax reporting (ASU 2023-09) — In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The expanded disclosures are effective for our year ending December 31, 2025 and can be applied prospectively or retrospectively. We are in the process of evaluating the effect of this new guidance on the related disclosures.

Disaggregation of income statement expenses (ASU 2024-03) — In November 2024, the FASB issued accounting guidance to enhance transparency into the nature and function of income statement expenses. The amendments require that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation and amortization. The expanded annual disclosures are effective for our year ending December 31, 2027, and the expanded interim disclosures are effective in 2028, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

Except for replacement parts, no right of return exists on the sale of our products.  We estimate replacement part returns based on historical experience and recognize a parts return asset in Prepaid expenses and other current assets in Statement 3, which represents our right to recover replacement parts we expect will be returned. We also recognize a refund liability in Accrued expenses in Statement 3 for the refund we expect to pay for returned parts. If actual replacement part returns differ from those estimated, we recognize the difference in the estimated replacement part return asset and refund liability in Cost of goods sold and Sales, respectively.

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer's purchase of inventory. See Note 7 for further information. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in Statement 3. Trade receivables from dealers and end users were $7,864 million, $7,923 million and $7,551 million as of December 31, 2024, 2023 and 2022, respectively. Long-term trade receivables from dealers and end users were $640 million, $589 million and $506 million as of December 31, 2024, 2023 and 2022, respectively.

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When we make a sale to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. Regular credit evaluations of our dealers and end users are performed. Collateral generally is not required, and the majority of our trade receivables are unsecured. Various devices, such as security agreements and letters of credit, are used to protect our interests, when deemed necessary. No single dealer or end user represents a significant concentration of credit risk. Our allowance for credit losses is not significant for ME&T receivables.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestone for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in Statement 3. Contract assets were $238 million, $246 million and $247 million as of December 31, 2024, 2023 and 2022, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in Statement 3. Contract liabilities were $2,745 million, $2,389 million and $2,314 million as of December 31, 2024, 2023 and 2022, respectively. We reduce the contract liability when we recognize revenue. During 2024, we recognized $1,591 million of revenue that was recorded as a contract liability at the beginning of 2024. During 2023, we recognized $1,660 million of revenue that was recorded as a contract liability at the beginning of 2023.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2024, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $15.2 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following December 31, 2024. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

Common stock issued from Treasury stock under the plans totaled 1,972,037 for 2024, 2,497,799 for 2023 and 2,340,887 for 2022. The total number of shares authorized for equity awards under the 2023 Plan is 42,500,000. As of December 31, 2024, 40,873,176 shares remained available for issuance, which includes shares returned to the 2023 Plan upon cancellation or shares withheld for taxes incurred in connection with issuance or vesting of grants made under the 2014 Plan.

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

Accounting guidance on share-based payments requires companies to estimate the fair value of options on the date of grant using an option-pricing model.  The fair value of our option grants was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The weighted-average dividend yield was based on historical information.  We determine the expected life from the actual historical employee exercise behavior. The following table provides the assumptions used in determining the fair value of the option awards for the years ended December 31, 2024, 2023 and 2022, respectively.

	Grant Year
	2024	2023	2022
Weighted-average dividend yield	2.40%	2.60%	2.60%
Weighted-average volatility	30.7%	31.0%	31.7%
Range of volatilities	26.3%-32.3%	28.5%-35.5%	25.3%- 36.8%
Range of risk-free interest rates	4.28%-5.03%	3.92%-5.03%	1.03%-2.00%
Weighted-average expected lives	7 years	7 years	8 years

We credit RSU and PRSU awards with dividend equivalent units on each date that we pay a cash dividend to holders of common stock. We determine the fair value of the RSU awards granted in 2024, 2023 and 2022 as the closing stock price on the date of the grant.

The PRSUs granted in 2024 contain a market condition, and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in 2024.

Grant Year
2024
Expected volatility of the Company's stock	29.8%
Risk-free interest rate	4.38%

We determine the fair value of the PRSU awards granted in 2023 and 2022 as the closing stock price on the date of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value [1]

Outstanding at January 1, 2024	5,141,363	$169.57
Granted to officers and key employees	296,295	$338.65
Exercised	(1,679,281)	$141.77
Forfeited / expired	(25,515)	$202.08
Outstanding at December 31, 2024	3,732,862	$195.28	6.00	$625
Exercisable at December 31, 2024	2,608,265	$167.72	5.08	$509

1    The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2024, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

	RSUs		PRSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2024	829,386	$226.44	480,759	$223.09
Granted to officers and key employees	391,784	$338.65	178,236	$408.64
Vested	(427,095)	$221.56	(259,136)	$196.70
Forfeited / expired	(17,438)	$282.89	(9,846)	$269.79
Outstanding at December 31, 2024	776,637	$284.36	390,013	$321.58

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2024, there were 776,637 outstanding RSUs with a weighted average remaining contractual life of 1.5 years and 390,013 outstanding PRSUs with a weighted-average remaining contractual life of 1.4 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2024	2023	2022
Stock options activity:
Weighted-average fair value per share of stock awards granted	$104.27	$75.79	$51.69
Intrinsic value of stock awards exercised	$354	$356	$217
Fair value of stock awards vested [1]	$56	$53	$56
Cash received from stock awards exercised	$113	$98	$123

RSUs activity:
Weighted-average fair value per share of stock awards granted	$338.65	$252.24	$196.06
Fair value of stock awards vested [2]	$144	$126	$105

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$408.64	$251.97	$195.17
Fair value of stock awards vested [2]	$94	$80	$90

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

Before tax, stock-based compensation expense for 2024, 2023 and 2022 was $223 million, $208 million and $193 million, respectively, with a corresponding income tax benefit of $30 million, $33 million and $32 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2024, 2023 and 2022 did not have a significant impact on our financial statements.

At December 31, 2024, there was $148 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  We expect to recognize the compensation expense over a weighted-average period of approximately 1.8 years.

We currently use shares in Treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2024, 2023 and 2022 were $90 million, $89 million and $63 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

4.     Derivative financial instruments and risk management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, commodity prices and certain deferred compensation plan liabilities.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and certain deferred compensation plan liability exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts, commodity forward and option contracts and total return swap contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  We present at least annually to the Audit Committee of the Board of Directors on our risk management practices, including our use of financial derivative instruments.

We recognize all derivatives at their fair value in Statement 3. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow (cash flow hedge) or (3) an undesignated instrument. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. For foreign exchange contracts designated as fair value hedges, the interim settlements are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument within Interest expense. We record in AOCI changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, in Statement 3 until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings.  We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged on Statement 5.  We include cash flows from undesignated derivative financial instruments in the investing category on Statement 5.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of December 31, 2024, the maximum term of these outstanding contracts at inception was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any foreign currency forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. We perform designation on a specific exposure basis to support hedge accounting. The remainder of ME&T foreign currency contracts are undesignated.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our assets and liabilities and exchange rate risk associated with future transactions denominated in foreign currencies. Our foreign currency forward and option contracts are primarily undesignated. We designate fixed-to-fixed cross currency contracts as cash flow hedges to protect against movements in exchange rates on foreign currency fixed-rate assets and liabilities. We designate float-to-float cross currency contracts as fair value hedges to protect against movements in exchange rates on floating-rate assets and liabilities.

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

D. Deferred compensation plan liability risk

We are also exposed to variability in compensation expense related to certain non-qualified deferred compensation obligations to employees. We utilize total return swaps to economically hedge this exposure to offset the related compensation expense. All such total return swap contracts are undesignated.

The location and fair value of derivative instruments reported in Statement 3 were as follows:

(Millions of dollars)	Fair Value
	December 31, 2024		December 31, 2023
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$357	$(275)	$389	$(155)
Interest rate contracts	10	(201)	58	(209)
Total	$367	$(476)	$447	$(364)

Undesignated derivatives
Foreign exchange contracts	$91	$(56)	$55	$(82)
Commodity contracts	4	(6)	18	(9)
Total return swap contracts	—	(33)	—	—
Total	$95	$(95)	$73	$(91)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of December 31, 2024 and 2023 were $27.0 billion and $25.6 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Years ended December 31,
	Fair Value / Undesignated Hedges			Cash Flow Hedges
	Gains (Losses) Recognized in Statement 1[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Foreign exchange contracts	$162	$12	$(57)	$53	$39	$264	$168	$(58)	$329
Interest rate contracts	(139)	(135)	(6)	11	9	111	39	55	11
Commodity contracts	(10)	10	51	—	—	—	—	—	—
Total return swap contracts	40	—	—	—	—	—	—	—	—
Total	$53	$(113)	$(12)	$64	$48	$375	$207	$(3)	$340

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

The following amounts were recorded in Statement 3 related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Years ended December 31,
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2024	2023	2024	2023
Long-term debt due within one year	$483	$982	$(16)	$(23)
Long-term debt due after one year	5,327	4,245	(170)	(156)
Total	$5,810	$5,227	$(186)	$(179)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of December 31, 2024 and 2023, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$462	$(571)	$520	$(455)
Financial Instruments Not Offset	(186)	186	(202)	202
Net Amount	$276	$(385)	$318	$(253)

5.    Other income (expense)

	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Investment and interest income	$482	$494	$167
Foreign exchange gains (losses) [1]	71	(96)	104
License fee income	142	146	142
Gains (losses) on securities	39	11	(56)
Net periodic pension and OPEB income (cost), excluding service cost	165	47	868
Miscellaneous income (loss)	(86)	(7)	66
Total	$813	$595	$1,291

[1] Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

6.    Income taxes

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
(Millions of dollars)	2024		2023		2022
Taxes at U.S. statutory rate	$2,809	21.0%	$2,740	21.0%	$1,838	21.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	186	1.4%	129	1.0%	184	2.1%
State and local taxes, net of federal [1]	121	0.9%	93	0.7%	91	1.0%
U.S. tax incentives	(245)	(1.8)%	(170)	(1.3)%	(166)	(1.9)%
Tax law change related to currency translation	(224)	(1.7)%	—	—%	—	—%
Nondeductible goodwill	—	—%	—	—%	159	1.8%
Other—net	(18)	(0.1)%	(11)	(0.1)%	(39)	(0.4)%
Provision (benefit) for income taxes	$2,629	19.7%	$2,781	21.3%	$2,067	23.6%

[1] Excludes amount included in nondeductible goodwill and tax law change related to currency translation line items.

The provision for income taxes for 2024 included a non-cash tax benefit of $224 million due to the reversal of a deferred tax liability from a U.S. tax law change related to currency translation. The negative impact on the 2022 effective rate from the portion of the goodwill impairment not deductible for tax purposes is reported in the effective tax rate reconciliation line item above labeled “Nondeductible goodwill.” Included in the line item above labeled “Non-U.S. subsidiaries taxed at other than the U.S. rate” are the effects of local and U.S. taxes related to earnings of non-U.S. subsidiaries, changes in the amount of unrecognized tax benefits associated with these earnings, losses at non-U.S. subsidiaries without local tax benefits due to valuation allowances and other permanent differences between tax and U.S. GAAP results.

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

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2024	2023	2022
U.S.	$6,219	$6,463	$2,962
Non-U.S.	7,154	6,587	5,790
	$13,373	$13,050	$8,752

Profit before taxes, as shown above, is based on the location of the entity to which such earnings are attributable. Where an entity’s earnings are subject to taxation, however, may not correlate solely to where an entity is located.  Thus, the income tax provision shown below as U.S. or non-U.S. may not correspond to the earnings shown above.

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Current tax provision (benefit):
U.S.[1]	$1,584	$1,627	$1,055
Non-U.S.	1,531	1,592	1,255
State (U.S.)	135	154	134
	3,250	3,373	2,444

Deferred tax provision (benefit):
U.S.[1]	(553)	(391)	(404)
Non-U.S.	(69)	(164)	50
State (U.S.)	1	(37)	(23)
	(621)	(592)	(377)
Total provision (benefit) for income taxes	$2,629	$2,781	$2,067
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $3,126 million, $2,949 million and $3,076 million in 2024, 2023 and 2022, respectively.

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

	December 31,
(Millions of dollars)	2024	2023
Assets:
Noncurrent deferred and refundable income taxes	$3,191	$2,634
Liabilities:
Other liabilities	432	454
Deferred income taxes—net	$2,759	$2,180

The components of deferred tax assets and liabilities were:
	December 31,
(Millions of dollars)	2024	2023
Deferred income tax assets:
Research expenditures	$1,735	$1,350
Tax carryforwards	1,346	1,389
Postemployment benefits	560	656
Employee compensation and benefits	531	634
Warranty reserves	303	325
Post sale discounts	260	253
Inventory valuation	183	138
Lease obligations	151	144
Other—net	288	205
	5,357	5,094

Deferred income tax liabilities:
Capital and intangible assets, including lease basis differences	(1,270)	(1,312)
Other outside basis differences	(253)	(267)
Undistributed profits, including translation adjustments	(201)	(401)
	(1,724)	(1,980)
Valuation allowance for deferred tax assets	(874)	(934)
Deferred income taxes—net	$2,759	$2,180

At December 31, 2024, deferred tax assets for U.S. state losses and credit carryforwards of $75 million expire on or before the end of 2044 while the remaining $16 million may be carried over indefinitely. Of these U.S. state deferred tax assets, $55 million were reduced by valuation allowances. The deferred tax assets for U.S. federal losses and credit carryforwards of $196 million primarily expire on or before the end of 2034. Of these U.S. federal deferred tax assets, $192 million were reduced by valuation allowances. Deferred tax assets for losses and credit carryforwards of non-U.S. entities of $278 million expire on or before the end of 2044 while the remaining $781 million may be carried over indefinitely. Non-U.S. entities that have not demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets, including certain entities in Luxembourg, have recorded valuation allowances of $627 million against tax carryforwards and other deferred tax assets.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, follows.

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2024	2023	2022
Beginning balance	$1,223	$1,140	$1,886

Additions for tax positions related to current year	118	94	72
Additions for tax positions related to prior years	49	42	91
Reductions for tax positions related to prior years	(30)	(19)	(66)
Reductions for settlements [2]	(60)	(27)	(840)
Reductions for expiration of statute of limitations	(11)	(7)	(3)

Ending balance	$1,289	$1,223	$1,140

Amount that, if recognized, would impact the effective tax rate	$1,137	$997	$874

1Foreign currency impacts are included within each line as applicable.
2Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $35 million, $36 million and $49 million during the years ended December 31, 2024, 2023 and 2022, respectively. The total amount of interest and penalties accrued was $190 million and $135 million as of December 31, 2024 and 2023, respectively.

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

7.     Cat Financial financing activities

A.Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory and were $1,750 million and $1,632 million, at December 31, 2024 and 2023, respectively. We include these receivables in Receivables—trade and other and Long-term receivables—trade and other in Statement 3.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2024
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2025	$1,056	$35	$1,091
2026	275	22	297
2027	206	14	220
2028	48	9	57
2029	18	4	22
Thereafter	6	1	7
Total	1,609	85	1,694
Guaranteed residual value [1]	31	19	50
Unguaranteed residual value [1]	2	22	24
Less: Unearned income	(9)	(9)	(18)
Total	$1,633	$117	$1,750

[1] For Wholesale loans, represents residual value on failed sale leasebacks.

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity.

Please refer to Note 18 for fair value information.

B.Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2024
Amounts Due In	Retail Loans	Retail Leases	Total
2025	$7,422	$2,375	$9,797
2026	4,449	1,651	6,100
2027	3,084	981	4,065
2028	1,724	517	2,241
2029	607	220	827
Thereafter	144	64	208
Total	17,430	5,808	23,238
Guaranteed residual value [1]	6	384	390
Unguaranteed residual value [1]	2	551	553
Less: Unearned income	(505)	(647)	(1,152)
Total	$16,933	$6,096	$23,029

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

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of December 31, 2024.

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

During the year ended December 31, 2024, Cat Financial's forecasts reflected a continuation of the trend of historically low unemployment rates as well as low delinquencies within their portfolio. However, industry delinquencies show an increasing trend as the central bank actions aimed at reducing inflation have weakened global economic growth. The company believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers in the form of wholesale financing plans and short-term working capital loans. Cat Financial's wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, Cat Financial provides a variety of secured and unsecured loans to Caterpillar dealers.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the year ended December 31, 2024.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2024			December 31, 2023
	Customer	Dealer	Total	Customer	Dealer	Total
Allowance for Credit Losses:
Beginning balance	$276	$51	$327	$277	$65	$342
Write-offs	(125)	(47)	(172)	(115)	—	(115)
Recoveries	57	—	57	50	—	50
Provision for credit losses[1]	84	—	84	61	(14)	47
Other	(34)	—	(34)	3	—	3
Ending balance	$258	$4	$262	$276	$51	$327

Finance Receivables	$21,517	$1,512	$23,029	$20,571	$1,878	$22,449

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Year Ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total

North America	$2	$19	$13	$6	$3	$1	$9	$53
EAME	1	4	5	4	2	1	—	17
Asia/Pacific	1	4	5	4	1	1	—	16
Mining	8	3	3	—	—	—	—	14
Latin America	—	3	6	5	3	8	—	25
Total	$12	$33	$32	$19	$9	$11	$9	$125

	Year Ended December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total

North America	$2	$11	$11	$5	$3	$2	$12	$46
EAME	1	5	6	4	1	—	—	17
Asia/Pacific	2	5	8	5	1	—	—	21
Latin America	—	8	5	6	1	10	—	30
Power	—	—	—	—	—	1	—	1
Total	$5	$29	$30	$20	$6	$13	$12	$115

All $47 million of gross write-offs in the Dealer portfolio segment for the year ended December 31, 2024 were in Latin America and originated prior to 2019.

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

Customer
The tables below summarize the aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year:

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101

EAME
Current	1,235	874	532	285	92	72	—	3,090
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36

Asia/Pacific
Current	898	531	256	87	14	2	—	1,788
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9

Mining
Current	924	755	444	206	67	34	21	2,451
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18

Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22

Power
Current	169	184	39	43	64	56	166	721
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2

Totals by Aging Category
Current	9,366	5,742	3,058	1,661	489	189	572	21,077
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total Customer	$9,451	$5,892	$3,164	$1,721	$510	$202	$577	$21,517

(Millions of dollars)	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,430	$2,628	$2,000	$745	$220	$32	$312	$10,367
31-60 days past due	28	31	24	14	7	1	4	109
61-90 days past due	10	11	8	4	1	—	2	36
91+ days past due	12	23	18	9	4	1	2	69

EAME
Current	1,336	895	588	258	111	105	—	3,293
31-60 days past due	10	9	7	3	1	—	—	30
61-90 days past due	4	3	3	1	1	—	—	12
91+ days past due	7	17	15	8	3	1	—	51

Asia/Pacific
Current	943	594	293	73	16	4	—	1,923
31-60 days past due	5	6	7	2	—	—	—	20
61-90 days past due	2	3	3	2	—	—	—	10
91+ days past due	1	5	3	3	1	—	—	13

Mining
Current	1,039	686	381	121	68	27	66	2,388
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	1	1	—	2
91+ days past due	—	—	1	—	—	1	—	2

Latin America
Current	750	520	219	59	23	6	—	1,577
31-60 days past due	9	10	6	1	—	—	—	26
61-90 days past due	2	4	1	—	—	—	—	7
91+ days past due	2	10	8	5	8	11	—	44

Power
Current	152	49	64	75	28	59	162	589
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	3	—	3

Totals by Aging Category
Current	8,650	5,372	3,545	1,331	466	233	540	20,137
31-60 days past due	52	56	44	20	8	1	4	185
61-90 days past due	18	21	15	7	3	1	2	67
91+ days past due	22	55	45	25	16	17	2	182
Total Customer	$8,742	$5,504	$3,649	$1,383	$493	$252	$548	$20,571

Finance receivables in the Customer portfolio segment are substantially secured by collateral, primarily in the form of Caterpillar and other equipment. For those contracts where the borrower is experiencing financial difficulty, repayment of the outstanding amounts is generally expected to be provided through the operation or repossession and sale of the equipment.

Dealer
As of December 31, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current. As of December 31, 2023, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current, with the exception of $44 million that was 91+ days past due in Latin America, all of which originated prior to 2019.

Non-accrual finance receivables
In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

	December 31, 2024		December 31, 2023
	Amortized Cost		Amortized Cost
(Millions of dollars)	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$83	$20	$52	$20
EAME	33	5	34	18
Asia/Pacific	5	5	8	5
Mining	29	—	2	—
Latin America	24	—	48	1
Power	2	—	8	—
Total	$176	$30	$152	$44

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of December 31, 2024. There were $44 million in finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of December 31, 2023, all of which was in Latin America.

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

During the years ended December 31, 2024 and 2023, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment during the years ended December 31, 2024 and 2023, was $33 million and $47 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.15 percent and 0.21 percent of Cat Financial's Customer portfolio for the same periods, respectively.

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty for the years ended December 31, were as follows:

(In months)	2024	2023
Weighted average extension to term of modified contracts	8	15
Weighted average payment deferral and/or interest only periods	6	7

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of December 31, 2024 and 2023, defaults of loans modified in the prior twelve months were not significant.

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

D. Concentration of Credit Risk

Finance receivables and wholesale inventory receivables primarily represent receivables under installment sales contracts, receivables arising from leasing transactions and notes receivable. No single customer or dealer represented a significant concentration of credit risk.

8.     Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2024	2023
Raw materials	$6,681	$6,492
Work-in-process	1,438	1,411
Finished goods	8,329	8,308
Supplies	379	354
Total inventories	$16,827	$16,565

9.     Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2024	2023
Land	—	$612	$616
Buildings and land improvements	20-45	7,281	7,154
Machinery, equipment and other	2-10	12,523	12,150
Software	3-7	1,609	1,607
Equipment leased to others	1-7	5,701	5,837
Construction-in-process	—	1,751	1,259
Total property, plant and equipment, at cost		29,477	28,623
Less: Accumulated depreciation		(16,116)	(15,943)
Property, plant and equipment–net		$13,361	$12,680

10.  Intangible assets and goodwill

A.Intangible assets

Intangible assets were comprised of the following:

	December 31, 2024
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,220	$(1,950)	$270
Intellectual property	496	(401)	95
Other	117	(83)	34
Total finite-lived intangible assets	$2,833	$(2,434)	$399

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,232	$(1,814)	$418
Intellectual property	484	(380)	104
Other	117	(75)	42
Total finite-lived intangible assets	$2,833	$(2,269)	$564

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Amortization expense related to intangible assets was $176 million, $218 million and $284 million for 2024, 2023 and 2022, respectively.

As of December 31, 2024, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2025	2026	2027	2028	2029	Thereafter
$166	$96	$33	$26	$23	$55

B.Goodwill

There were no goodwill impairments during 2024 or 2023.

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

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 were as follows:

(Millions of dollars)	December 31, 2023	Other Adjustments [1]	December 31, 2024
Construction Industries
Goodwill	$277	$(16)	$261
Impairments	(22)	—	(22)
Net goodwill	255	(16)	239
Resource Industries
Goodwill	4,151	(27)	4,124
Impairments	(1,175)	—	(1,175)
Net goodwill	2,976	(27)	2,949
Energy & Transportation
Goodwill	2,959	(20)	2,939
Impairment	(925)	—	(925)
Net goodwill	2,034	(20)	2,014
All Other [2]
Goodwill	43	(4)	39
Consolidated total
Goodwill	7,430	(67)	7,363
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,308	$(67)	$5,241

	December 31, 2022	Other Adjustments [1]	December 31, 2023
Construction Industries
Goodwill	$287	$(10)	$277
Impairments	(22)	—	(22)
Net goodwill	265	(10)	255
Resource Industries
Goodwill	4,130	21	4,151
Impairments	(1,175)	—	(1,175)
Net goodwill	2,955	21	2,976
Energy & Transportation
Goodwill	2,947	12	2,959
Impairment	(925)	—	(925)
Net goodwill	2,022	12	2,034
All Other [2]
Goodwill	46	(3)	43
Consolidated total
Goodwill	7,410	20	7,430
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,288	$20	$5,308

[1] Other adjustments are comprised primarily of foreign currency translation. [2] Includes All Other Segment (See Note 23).

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in Statement 3) were as follows:

Available-for-sale debt securities	December 31, 2024			December 31, 2023
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	71	(3)	68	62	(2)	60

Corporate debt securities
Corporate bonds and other debt securities	3,199	(29)	3,170	3,031	(36)	2,995
Asset-backed securities	220	(1)	219	195	(3)	192

Mortgage-backed debt securities
U.S. governmental agency	476	(33)	443	433	(23)	410
Residential	2	—	2	3	(1)	2
Commercial	136	(6)	130	137	(9)	128
Total available-for-sale debt securities	$4,114	$(72)	$4,042	$3,871	$(74)	$3,797

Available-for-sale debt securities in an unrealized loss position:

	December 31, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$55	$4	$55	$4

Corporate debt securities
Corporate bonds	729	3	812	33	1,541	36
Asset-backed securities	7	—	37	2	44	2

Mortgage-backed debt securities
U.S. governmental agency	126	3	273	30	399	33
Commercial	13	—	113	6	126	6
Total	$875	$6	$1,290	$75	$2,165	$81

	December 31, 2023
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$25	$3	$25	$3

Corporate debt securities
Corporate bonds	765	—	1,011	45	1,776	45
Asset-backed securities	9	—	97	3	106	3

Mortgage-backed debt securities
U.S. governmental agency	33	—	287	25	320	25
Commercial	2	—	121	9	123	9
Total	$809	$—	$1,541	$85	$2,350	$85

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of December 31, 2024.

The cost basis and fair value of available-for-sale debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2024
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$1,274	$1,270
Due after one year through five years	1,820	1,794
Due after five years through ten years	304	301
Due after ten years	102	102
U.S. governmental agency mortgage-backed securities	476	443
Residential mortgage-backed securities	2	2
Commercial mortgage-backed securities	136	130
Total debt securities – available-for-sale	$4,114	$4,042

Sales of available-for-sale debt securities:
	Years Ended December 31,
(Millions of dollars)	2024	2023	2022
Proceeds from the sale of available-for-sale securities	$1,223	$940	$767
Gross gains from the sale of available-for-sale securities	$1	$—	$—
Gross losses from the sale of available-for-sale securities	$5	$1	$5

In addition, we had $1,900 million of investments in time deposits classified as held-to-maturity debt securities as of December 31, 2023. We did not have any investments classified as held-to-maturity debt securities as of December 31, 2024. These investments matured within one year and were included in Prepaid expenses and other current assets in Statement 3. We record held-to-maturity debt securities at amortized cost, which approximates fair value.

For the years ended December 31, 2024 and 2023, the net unrealized gains (losses) for equity securities held at December 31, 2024 and 2023 were $25 million and $(12) million, respectively.

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

A. Obligations, assets and funded status

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2024	2023	2024	2023	2024	2023
Accumulated benefit obligation, end of year	$12,171	$13,137	$2,880	$3,151
Change in benefit obligation:
Benefit obligation, beginning of year	$13,137	$13,069	$3,265	$2,956	$2,741	$2,866
Service cost [1]	—	—	43	40	67	67
Interest cost	625	656	118	124	131	144
Plan amendments	—	—	—	—	—	—
Actuarial loss (gain)	(603)	394	(31)	169	(202)	(115)
Foreign currency exchange rates	—	—	(203)	178	(33)	14
Participant contributions	—	—	5	5	45	43
Benefits paid - gross	(988)	(982)	(193)	(196)	(286)	(285)
Less: federal subsidy on benefits paid	—	—	—	—	6	7
Curtailments, settlements and termination benefits	—	—	(15)	(2)	—	—
Acquisitions, divestitures and other	—	—	—	(9)	—	—
Benefit obligation, end of year	$12,171	$13,137	$2,989	$3,265	$2,469	$2,741
Change in plan assets:
Fair value of plan assets, beginning of year	$12,738	$12,456	$3,467	$3,244	$144	$102
Actual return on plan assets	96	1,220	74	160	25	33
Foreign currency exchange rates	—	—	(194)	190	—	—
Company contributions	52	44	59	66	160	251
Participant contributions	—	—	5	5	45	43
Benefits paid	(988)	(982)	(193)	(196)	(286)	(285)
Settlements and termination benefits	—	—	(15)	(2)	—	—
Fair value of plan assets, end of year	$11,898	$12,738	$3,203	$3,467	$88	$144

Over (under) funded status	$(273)	$(399)	$214	$202	$(2,381)	$(2,597)

Amounts recognized in Statement 3:
Other assets (non-current asset)	$354	$354	$541	$563	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(50)	(52)	(21)	(20)	(204)	(162)
Liability for postemployment benefits (non-current liability) [2]	(577)	(701)	(306)	(341)	(2,177)	(2,435)
Net (liability) asset recognized	$(273)	$(399)	$214	$202	$(2,381)	$(2,597)

Amounts recognized in AOCI (pre-tax):
Prior service cost (credit)	$—	$—	$21	$21	$(5)	$(19)

Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.6%	5.0%	4.1%	3.9%	5.6%	5.1%
Rate of compensation increase [1]	—%	—%	2.2%	2.3%	4.0%	4.0%

1 All U.S. pension benefits are frozen, and accordingly there is no longer any service cost and certain assumptions are no longer applicable.
2 The Liability for postemployment benefits reported in Statement 3 includes liabilities for other postemployment benefits and non-qualified deferred compensation plans. For 2024 and 2023, these liabilities were $697 million and $621 million, respectively.

For 2024, Actuarial loss (gain) impacting the benefit obligation was primarily due to higher discount rates at the end of 2024 compared to the end of 2023. For 2023, Actuarial loss (gain) impacting the benefit obligation was primarily due to lower discount rates at the end of 2023 compared to the end of 2022.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(Millions of dollars)	2024	2023	2024	2023
Pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$627	$10,557	$370	$623
Fair value of plan assets	$—	$9,805	$43	$262

Pension plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$627	$10,557	$279	$534
Fair value of plan assets	$—	$9,805	$7	$224

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

B. Net periodic benefit cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Service cost [1]	$—	$—	$—	$43	$40	$50	$67	$67	$99
Interest cost	625	656	401	118	124	69	131	144	80
Expected return on plan assets	(699)	(689)	(669)	(165)	(163)	(130)	(7)	(11)	(12)
Curtailments, settlements and termination benefits	—	—	—	—	1	1	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	—	(14)	(12)	(6)
Actuarial loss (gain) [2]	—	(138)	259	59	172	(132)	(213)	(131)	(733)
Net periodic benefit cost (benefit) [3]	$(74)	$(171)	$(9)	$55	$174	$(142)	$(36)	$57	$(572)

Amounts recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$—	$1	$(3)	$—	$(2)	$(30)
Amortization of prior service (cost) credit	—	—	—	—	—	—	14	12	6
Total recognized in other comprehensive income	—	—	—	—	1	(3)	14	10	(24)
Total recognized in net periodic cost and other comprehensive income	$(74)	$(171)	$(9)	$55	$175	$(145)	$(22)	$67	$(596)

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	3.6%	3.8%	1.7%	5.1%	5.4%	2.8%
Discount rate used to measure interest cost	5.0%	5.2%	2.3%	3.9%	4.2%	1.7%	5.0%	5.3%	2.2%
Expected rate of return on plan assets	5.7%	5.8%	4.0%	5.1%	5.2%	3.1%	7.4%	7.4%	6.9%
Rate of compensation increase [1]	—%	—%	—%	2.3%	2.3%	2.0%	4.0%	4.0%	4.0%
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

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. We assumed a weighted-average increase of 6.2 percent in our calculation of 2024 benefit expense.  We expect a weighted-average increase of 6.0 percent during 2025.  The 2025 rates are assumed to decrease gradually to the ultimate health care trend rate of 4.7 percent in 2030.

 C. Expected contributions and Benefit payments

The following table presents information about expected contributions and benefit payments for pension and other postretirement benefit plans:

(Millions of dollars)	2025
Expected employer contributions:
U.S. Pension Benefits	$49
Non-U.S. Pension Benefits	$53
Other Postretirement Benefits	$252

Expected benefit payments:	2025	2026	2027	2028	2029	2030-2034	Total
U.S. Pension Benefits	$1,000	$995	$985	$980	$970	$4,640	$9,570
Non-U.S. Pension Benefits	$185	$180	$185	$195	$200	$1,030	$1,975
Other Postretirement Benefits	$235	$230	$230	$230	$225	$1,080	$2,230

Expected Medicare Part D subsidy:	$6	$6	$5	$5	$5	$19	$46

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

D. Plan assets

In general, our strategy for both the U.S. and non-U.S. pensions is designed to decrease funded status volatility through ongoing alignment of the interest rate sensitivity of our investments to our obligations, while reducing risk from return seeking assets in our portfolio. The current U.S. pension target asset allocation is 85 percent fixed income and 15 percent equities. We will revise this target allocation periodically to ensure it reflects our overall objectives. The non-U.S. pension weighted-average target allocations are 59 percent fixed income, 19 percent insurance contracts, 11 percent equities, 6 percent real estate, and 5 percent other.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  We primarily invest the non-U.S. plan assets in non-U.S. securities.

Our target allocation for the other postretirement benefit plans is 40 percent equities and 60 percent fixed income.

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
•Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,087	$—	$28	$62	$1,177
Non-U.S. equities	946	—	10	—	956

Fixed income securities:
U.S. corporate bonds	—	5,396	33	36	5,465
Non-U.S. corporate bonds	—	972	—	—	972
U.S. government bonds	—	2,656	—	—	2,656
U.S. governmental agency mortgage-backed securities	—	180	—	—	180
Non-U.S. government bonds	—	132	—	—	132

Cash, short-term instruments and other	48	12	—	300	360
Total U.S. pension assets	$2,081	$9,348	$71	$398	$11,898

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,107	$10	$24	$81	$1,222
Non-U.S. equities	910	—	3	—	913

Fixed income securities:
U.S. corporate bonds	—	5,706	33	33	5,772
Non-U.S. corporate bonds	—	1,228	—	—	1,228
U.S. government bonds	—	2,988	—	—	2,988
U.S. governmental agency mortgage-backed securities	—	84	—	—	84
Non-U.S. government bonds	—	100	—	—	100

Real estate	—	—	3	—	3

Cash, short-term instruments and other	99	33	—	296	428
Total U.S. pension assets	$2,116	$10,149	$63	$410	$12,738

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$74	$—	$—	$—	$74
Non-U.S. equities	197	26	—	20	243
Global equities [1]	32	—	—	17	49

Fixed income securities:
U.S. corporate bonds	—	87	—	—	87
Non-U.S. corporate bonds	—	468	—	—	468
U.S. government bonds	—	61	—	—	61
Non-U.S. government bonds	—	916	—	—	916
Global fixed income [1]	—	104	—	193	297

Real estate	—	207	—	9	216

Insurance contracts	—	—	601	—	601

Cash, short-term instruments and other [2]	35	156	—	—	191
Total non-U.S. pension assets	$338	$2,025	$601	$239	$3,203

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$73	$—	$—	$—	$73
Non-U.S. equities	228	33	—	21	282
Global equities [1]	28	—	—	20	48

Fixed income securities:
U.S. corporate bonds	—	91	—	—	91
Non-U.S. corporate bonds	—	466	—	—	466
U.S. government bonds	—	63	—	—	63
Non-U.S. government bonds	—	998	—	—	998
Global fixed income [1]	—	91	—	216	307

Real estate	—	210	—	9	219

Insurance contracts	—	—	675	—	675

Cash, short-term instruments and other [2]	54	191	—	—	245
Total non-U.S. pension assets	$383	$2,143	$675	$266	$3,467

[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$41	$—	$—	$2	$43
Non-U.S. equities	18	—	—	2	20

Fixed income securities:
U.S. corporate bonds	—	—	—	20	20

Cash, short-term instruments and other	—	—	—	5	5
Total other postretirement benefit assets	$59	$—	$—	$29	$88

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$65	$—	$—	$5	$70
Non-U.S. equities	23	—	—	2	25

Fixed income securities:
U.S. corporate bonds	—	—	—	30	30

Cash, short-term instruments and other	1	—	—	18	19
Total other postretirement benefit assets	$89	$—	$—	$55	$144

The activity attributable to U.S. pension assets measured at fair value using Level 3 inputs for the years ended December 31, 2024 and 2023 was insignificant. The activity in our non-U.S. pension Level 3 assets involved insurance contracts. During 2024, activity was settlements of $59 million and unrealized losses of $15 million. During 2023, activity was purchases of $633 million, settlements of $9 million and unrealized gains of $51 million. We valued these instruments using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

E. Defined contribution plans

We have both U.S. and non-U.S. employee defined contribution plans to help employees save for retirement. Our primary U.S. 401(k) plan allows eligible employees to contribute a portion of their cash compensation to the plan. Employees are eligible for matching contributions equal to 100 percent of employee contributions to the plan up to 6 percent of cash compensation and an annual employer contribution that ranges from 3 to 5 percent of cash compensation (depending on years of service and age).

These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2024 and 2023, the ESOP held 10.4 million and 11.3 million shares, respectively. We allocate all of the shares held by the ESOP to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2024	2023	2022
U.S. plans [1]	$610	$567	$392
Non-U.S. plans	131	114	114
	$741	$681	$506

1 Includes costs related to our non-qualified deferred compensation plans. We utilize total return swaps to economically hedge this exposure to offset the related costs. See Note 4 for additional information.

For our U.S. plans, changes in annual defined contribution costs are primarily due to fair value adjustments related to our non-qualified deferred compensation plans.

13.Short-term borrowings

	December 31,
(Millions of dollars)	2024	2023
Machinery, Energy & Transportation:
Notes payable to banks	$—	$—
	—	—
Financial Products:
Commercial paper	3,946	4,069
Notes payable to banks	165	330
Demand notes	282	244
	4,393	4,643
Total short-term borrowings	$4,393	$4,643

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2024	2023
Commercial paper	4.5%	5.2%
Notes payable to banks	10.8%	10.0%
Demand notes	4.2%	5.2%

Please refer to Note 18 for fair value information on short-term borrowings.

14. Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2024	2023
Machinery, Energy & Transportation:
Notes—$759 million of 5.200% due 2041 [2]	5.27%	$753	$752
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	193	193
Debentures—$500 million of 2.600% due 2029 [2]	2.67%	498	498
Debentures—$800 million of 2.600% due 2030 [2]	2.72%	796	795
Debentures—$500 million of 1.900% due 2031 [2]	2.04%	496	496
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	241	241
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	237	233
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	457	456
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	158
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,375	1,355
Debentures—$500 million of 4.300% due 2044	4.39%	494	494
Debentures—$1,000 million of 3.250% due 2049 [2]	3.34%	984	984
Debentures—$1,200 million of 3.250% due 2050 [2]	3.32%	1,186	1,186
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	241
Finance lease obligations & other [3]		(103)	(61)
Total Machinery, Energy & Transportation		8,564	8,579
Financial Products:
Medium-term notes		18,568	15,581
Other		219	312
Total Financial Products		18,787	15,893
Total long-term debt due after one year		$27,351	$24,472

1    Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.
2    Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.
3    Includes $(170) million and $(133) million of mark-to-market adjustments related to fair value interest rate swap contracts as of December 31, 2024 and 2023, respectively.

All outstanding notes and debentures are unsecured and rank equally with one another.

Cat Financial’s medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 4.0% with remaining maturities up to 5 years at December 31, 2024.

The aggregate amounts of maturities of long-term debt during each of the years 2025 through 2029, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2025	2026	2027	2028	2029
Machinery, Energy & Transportation	$46	$21	$17	$203	$503
Financial Products	6,619	8,508	7,741	11	2,093
	$6,665	$8,529	$7,758	$214	$2,596

Medium-term notes of $1.25 billion maturing in the first quarter of 2025 were excluded from the current maturities of long-term debt in Statement 3 as of December 31, 2024 due to a $1.25 billion issuance of medium-term notes on January 8, 2025 of which $800 million and $450 million mature in 2027 and 2030, respectively. The preceding maturity table reflects the reclassification of $1.25 billion from maturities in 2025 to $800 million in 2027 and $450 million in 2030.

Interest paid on short-term and long-term borrowings for 2024, 2023 and 2022 was $1,738 million, $1,435 million and $959 million, respectively.

Please refer to Note 18 for fair value information on long-term debt.

15.Credit commitments

	December 31, 2024
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,062	610	3,452
Total credit lines available	14,562	3,360	11,202
Less: Commercial paper outstanding	(3,946)	—	(3,946)
Less: Utilized credit	(687)	—	(687)
Available credit	$9,929	$3,360	$6,569

As of December 31, 2024, we had three global credit facilities with a syndicate of banks totaling $10.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of December 31, 2024 was $2.75 billion. Information on our Credit Facility is as follows:

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
Other consolidated credit lines with banks as of December 31, 2024 totaled $4.06 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2024, there were no borrowings under the Credit Facility, and Caterpillar and Cat Financial were in compliance with their respective financial covenants under the Credit Facility.

16.Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2024	2023	2022
Profit for the period (A) [1]	$10,792	$10,335	$6,705
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	486.7	510.6	526.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.7	3.0	3.5
Average common shares outstanding for fully diluted computation (C) [2]	489.4	513.6	530.4
Profit per share of common stock:
Assuming no dilution (A/B)	$22.17	$20.24	$12.72
Assuming full dilution (A/C) [2]	$22.05	$20.12	$12.64
Shares outstanding as of December 31, (in millions)	477.9	499.4	516.3
1Profit attributable to common shareholders.
2Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the years ended December 31, 2024, 2023 and 2022, we excluded 0.3 million, 0.8 million and 2.0 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In July 2018, the Board approved a share repurchase authorization (the 2018 Authorization) of up to $10.0 billion of Caterpillar common stock effective January 1, 2019, with no expiration. In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. Utilization of the 2022 Authorization for all share repurchases commenced on August 1, 2022, leaving $70 million unutilized under the 2018 Authorization. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of December 31, 2024, approximately $20.1 billion remained available under the 2024 and 2022 Authorizations.

During 2024, 2023 and 2022, we repurchased 23.4 million, 19.5 million and 21.9 million shares of Caterpillar common stock, respectively, at an aggregate cost of $8.0 billion, $4.7 billion and $4.2 billion, respectively. We made these purchases through a combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions.

In the first quarter of 2024, we entered into ASR agreements to repurchase an aggregate of $3.50 billion of common stock. We advanced $3.50 billion and received approximately 7.6 million shares of Caterpillar common stock with a value of $2.45 billion. In the second quarter of 2024, we entered into ASR agreements to repurchase an aggregate of $1.00 billion of common stock. We advanced $1.00 billion and received approximately 2.2 million shares of Caterpillar common stock with a value of $750 million. In the fourth quarter of 2024, upon final settlement of the ASRs, we received approximately 3.6 million additional shares.

17.Accumulated other comprehensive income (loss)

We present comprehensive income and its components in Statement 2. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)
	2024	2023	2022
Foreign currency translation
Beginning balance	$(1,782)	$(2,328)	$(1,508)
Gains (losses) on foreign currency translation	(535)	32	(794)
Less: Tax provision /(benefit)	21	(21)	26
Net gains (losses) on foreign currency translation	(556)	53	(820)
(Gains) losses reclassified to earnings	28	493	—
Less: Tax provision /(benefit)	—	—	—
Net (gains) losses reclassified to earnings	28	493	—
Other comprehensive income (loss), net of tax	(528)	546	(820)
Ending balance	$(2,310)	$(1,782)	$(2,328)

Pension and other postretirement benefits
Beginning balance	$(49)	$(39)	$(62)
Current year prior service credit (cost)	—	1	33
Less: Tax provision /(benefit)	—	—	5
Net current year prior service credit (cost)	—	1	28
Amortization of prior service (credit) cost	(14)	(12)	(6)
Less: Tax provision /(benefit)	(2)	(1)	(1)
Net amortization of prior service (credit) cost	(12)	(11)	(5)
Other comprehensive income (loss), net of tax	(12)	(10)	23
Ending balance	$(61)	$(49)	$(39)

Derivative financial instruments
Beginning balance	$67	$28	$(3)
Gains (losses) deferred	64	48	375
Less: Tax provision /(benefit)	27	11	86
Net gains (losses) deferred	37	37	289
(Gains) losses reclassified to earnings	(207)	3	(340)
Less: Tax provision /(benefit)	(57)	1	(82)
Net (gains) losses reclassified to earnings	(150)	2	(258)
Other comprehensive income (loss), net of tax	(113)	39	31
Ending balance	$(46)	$67	$28

Available-for-sale securities
Beginning balance	$(56)	$(118)	$20
Gains (losses) deferred	(2)	72	(179)
Less: Tax provision /(benefit)	—	11	(37)
Net gains (losses) deferred	(2)	61	(142)
(Gains) losses reclassified to earnings	4	1	5
Less: Tax provision /(benefit)	—	—	1
Net (gains) losses reclassified to earnings	4	1	4
Other comprehensive income (loss), net of tax	2	62	(138)
Ending balance	$(54)	$(56)	$(118)

Total AOCI Ending Balance at December 31,	$(2,471)	$(1,820)	$(2,457)

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

See Note 4 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in Statement 3 as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	68	—	—	68

Corporate debt securities
Corporate bonds and other debt securities	—	3,170	—	—	3,170
Asset-backed securities	—	219	—	—	219

Mortgage-backed debt securities
U.S. governmental agency	—	443	—	—	443
Residential	—	2	—	—	2
Commercial	—	130	—	—	130
Total debt securities	10	4,032	—	—	4,042
Equity securities
Large capitalization value	261	—	—	—	261
Smaller company growth	41	—	—	—	41
REIT	—	—	—	167	167
Total equity securities	302	—	—	167	469
Derivative financial instruments - assets
Foreign currency contracts - net	—	117	—	—	117
Total assets	$312	$4,149	$—	$167	$4,628

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$191	$—	$—	$191
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	33	—	—	33
Total liabilities	$—	$226	$—	$—	$226

	December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	60	—	—	60

Corporate debt securities
Corporate bonds and other debt securities	—	2,995	—	—	2,995
Asset-backed securities	—	192	—	—	192

Mortgage-backed debt securities
U.S. governmental agency	—	410	—	—	410
Residential	—	2	—	—	2
Commercial	—	128	—	—	128
Total debt securities	10	3,787	—	—	3,797
Equity securities
Large capitalization value	223	—	—	—	223
Smaller company growth	35	—	—	—	35
REIT	—	—	—	180	180
Total equity securities	258	—	—	180	438
Derivative financial instruments - assets
Foreign currency contracts - net	—	207	—	—	207
Commodity contracts - net	—	9	—	—	9
Total assets	$268	$4,003	$—	$180	$4,451

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$151	$—	$—	$151
Total liabilities	$—	$151	$—	$—	$151

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $59 million and $55 million as of December 31, 2024 and 2023, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	2024		2023
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Finance receivables–net (excluding finance leases 1)	$16,180	$15,788	$15,386	$15,017	3	Note 7
Wholesale inventory receivables–net (excluding finance leases 1)	1,568	1,527	1,415	1,368	3	Note 7

Liabilities at December 31,
Long-term debt (including amounts due within one year):
Machinery, Energy & Transportation	8,610	7,980	9,623	9,550	2	Note 14
Financial Products	25,406	25,304	23,612	23,299	2	Note 14

1Represents finance leases and failed sale leasebacks of $6,769 million and $6,953 million at December 31, 2024 and 2023, respectively.

19.Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in Statement 3, were $830 million and $803 million at December 31, 2024 and 2023, respectively.

The rollforward of our outstanding obligations confirmed as valid under the Programs for the year ended December 31, 2024 was as follows:

(Millions of dollars)	2024
Confirmed obligations outstanding, beginning of period	$803
Invoices confirmed during the period	5,140
Confirmed invoices paid during the period	(5,113)
Confirmed obligations outstanding, end of period	$830

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

The components of lease costs were as follows:

(Millions of dollars)
	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$185	$189	$187
Short-term lease cost	$65	$62	$59

We recognize operating lease right-of-use assets in Other assets in Statement 3. We recognize the operating lease liabilities in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	December 31, 2024	December 31, 2023
Operating Leases
Other assets	$592	$556
Other current liabilities	$143	$147
Other liabilities	$459	$427

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	3%	3%

Maturities of operating lease liabilities were as follows:

(Millions of dollars)	December 31, 2024
Amounts Due In
2025	$157
2026	120
2027	93
2028	67
2029	55
Thereafter	187
Total lease payments	679
Less: Imputed interest	(77)
Total	$602

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
	Years ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$179	$180	$178
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$187	$148	$123

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
The carrying amount of equipment leased to others, included in Property, plant and equipment - net in Statement 3, under operating leases was as follows:

	December 31,
(Millions of dollars)	2024	2023
Equipment leased to others - at original cost	$5,701	$5,837
Less: Accumulated depreciation	(1,927)	(1,902)
Equipment leased to others - net	$3,774	$3,935

Payments due for operating leases as of December 31, 2024, were as follows:

(Millions of dollars)
2025	2026	2027	2028	2029	Thereafter	Total
$868	$555	$317	$176	$67	$37	$2,020

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on Statement 1, were as follows:

(Millions of dollars)
	Year ended December 31,
	2024	2023	2022
Finance lease revenue	$440	$420	$430
Operating lease revenue	1,212	1,166	1,085
Total	$1,652	$1,586	$1,515

We present revenues net of sales and other related taxes.

21.Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $368 million and $353 million at December 31, 2024 and 2023, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2024 and 2023, the SPC’s assets of $1.14 billion and $1.35 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.14 billion and $1.35 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Cat Financial has commitments to extend credit to customers through lines of credit and other pre-approved credit arrangements. Cat Financial applies the same credit policies and approval process for these commitments as we do for other financing. Collateral is not required, but if credit is extended, collateral is generally required upon funding. The unused commitments to extend credit to customers that are not unconditionally cancellable was $843 million at December 31, 2024. Cat Financial also has pre-approved lines of credit and other credit arrangements with Caterpillar dealers; however, we generally have the right to unconditionally cancel, alter, or amend the terms at any time.

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

The reconciliation of the change in our product warranty liability balances for the years ended December 31, was as follows:

(Millions of dollars)	2024	2023
Warranty liability, beginning of period	$1,894	$1,761
Reduction in liability (payments)	(824)	(835)
Increase in liability (new warranties)	630	968
Warranty liability, end of period	$1,700	$1,894

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

Our operations in Brazil are subject to highly complex labor, tax, customs and other laws. While we believe that we are in compliance with such laws, we are periodically engaged in litigation regarding the application of these laws, including certain tax and customs disputes with federal, state and municipal authorities in Brazil relating to export activities associated with Caterpillar Brasil Ltda. The Company is unable to predict the outcome or reasonably estimate any potential losses; however, we currently believe that any matters raised will not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity.

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

23.     Segment information

A. Basis for segment information

Our Executive Office is comprised of a Chief Executive Officer (CEO), Chief Operating Officer (COO), four Group Presidents, a Chief Financial Officer (CFO), a Chief Legal Officer and General Counsel and a Chief Human Resources Officer. The COO, Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage. The Chief Legal Officer and General Counsel leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the COO/Group President/CFO level. As such, the CEO serves as our Chief Operating Decision Maker (CODM), and operating segments are primarily based on the COO/Group President/CFO reporting structure.

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

Financial Products Segment: Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that, in most cases, incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from ME&T, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income (expense) items.

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

C. Segment measurement and reconciliations

We determine the segment profit of Construction Industries, Resource Industries, Energy & Transportation and our All Other Segment on a pretax basis and exclude most interest expense and certain other income (expense) items. We determine Financial Products Segment profit on a pretax basis and include other income (expense) items.

Our CODM evaluates the operating performance of the segments using segment profit as it provides insight into the financial health of each segment. The CODM reviews this metric regularly to compare the profitability of segments, identify trends, and evaluate which segments require additional resources or strategic adjustments. The CODM uses segment profit to support the allocation of resources predominantly in the annual budget and forecasting process. Additionally, the CODM monitors forecast-to-actual variances, focusing on areas where performance deviates from expectations, when evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment.

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•For Construction Industries, Resource Industries, Energy & Transportation and our All Other Segment, net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances. We generally manage at the corporate level liabilities other than accounts payable and customer advances, and we do not include these in segment operations.  Financial Products Segment assets generally include all categories of assets.

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

•We generally manage currency exposures for operating segments, other than Financial Products, at the corporate level and do not include in segment profit the effects of changes in exchange rates on results of operations within the year.  We report the net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting as a methodology difference.

•We do not include stock-based compensation expense in segment profit.

•Postretirement benefit expenses are split; segments are generally responsible for service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 119 to 120 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

For the years ended December 31, 2024, 2023 and 2022, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
2024
Construction Industries	$14,576	$2,553	$4,315	$3,900	$25,344		$111	$25,455
Resource Industries	4,561	2,077	1,804	3,576	12,018		371	12,389
Energy & Transportation	13,005	1,763	5,787	3,533	24,088		4,766	28,854
Financial Products Segment	2,702	402	505	444	4,053	[1]	—	4,053
Total sales and revenues from reportable segments	34,844	6,795	12,411	11,453	65,503		5,248	70,751
All Other Segment	56	—	12	50	118		307	425
Corporate Items and Eliminations	(503)	(87)	(107)	(115)	(812)		(5,555)	(6,367)
Total Sales and Revenues	$34,397	$6,708	$12,316	$11,388	$64,809		$—	$64,809

2023
Construction Industries	$15,343	$2,307	$5,254	$4,390	$27,294		$124	$27,418
Resource Industries	5,256	2,040	2,069	3,879	13,244		339	13,583
Energy & Transportation	11,982	1,983	5,929	3,461	23,355		4,646	28,001
Financial Products Segment	2,440	416	491	438	3,785	[1]	—	3,785
Total sales and revenues from reportable segments	35,021	6,746	13,743	12,168	67,678		5,109	72,787
All Other Segment	65	(1)	18	49	131		318	449
Corporate Items and Eliminations	(480)	(80)	(88)	(101)	(749)		(5,427)	(6,176)
Total Sales and Revenues	$34,606	$6,665	$13,673	$12,116	$67,060		$—	$67,060

2022
Construction Industries	$12,367	$2,843	$5,099	$4,818	$25,127		$142	$25,269
Resource Industries	4,531	1,840	2,205	3,437	12,013		301	12,314
Energy & Transportation	9,175	1,784	5,232	3,146	19,337		4,415	23,752
Financial Products Segment	2,078	348	396	431	3,253	[1]	—	3,253
Total sales and revenues from reportable segments	28,151	6,815	12,932	11,832	59,730		4,858	64,588
All Other Segment	64	2	(66)	145	145		305	450
Corporate Items and Eliminations	(234)	(79)	(52)	(83)	(448)		(5,163)	(5,611)
Total Sales and Revenues	$27,981	$6,738	$12,814	$11,894	$59,427		$—	$59,427

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $711 million, $690 million and $478 million in the years ended December 31, 2024, 2023 and 2022, respectively.

For the years ended December 31, 2024, 2023 and 2022, Energy & Transportation segment sales by end user application were as follows:

Energy & Transportation External Sales

(Millions of dollars)
	2024	2023	2022
Oil and gas	$6,980	$6,988	$5,330
Power generation	7,756	6,362	4,940
Industrial	3,990	4,871	4,426
Transportation	5,362	5,134	4,641
Energy & Transportation External Sales	$24,088	$23,355	$19,337

Profit from Reportable Segments
(Millions of dollars)

	Construction Industries	Resource Industries	Energy & Transportation	Financial Products Segment	Total from Reportable Segments
2024
Sales and revenues	$25,455	$12,389	$28,854	$4,053	$70,751
Less [1]:
Cost of goods sold	17,326	8,387	19,796	—	45,509
SG&A/R&D [2]	1,931	1,451	3,241	771	7,394
Other segment items [3]	33	18	81	2,350	2,482
Segment Profit	$6,165	$2,533	$5,736	$932	$15,366

2023
Sales and revenues	$27,418	$13,583	$28,001	$3,785	$72,787
Less [1]:
Cost of goods sold	18,658	9,367	19,875	—	47,900
SG&A/R&D [2]	1,844	1,389	3,084	691	7,008
Other segment items [3]	(59)	(7)	106	2,185	2,225
Segment Profit	$6,975	$2,834	$4,936	$909	$15,654

2022
Sales and revenues	$25,269	$12,314	$23,752	$3,253	$64,588
Less [1]:
Cost of goods sold	18,924	9,249	17,931	—	46,104
SG&A/R&D [2]	1,629	1,308	2,655	660	6,252
Other segment items [3]	(27)	(70)	(143)	1,729	1,489
Segment Profit	$4,743	$1,827	$3,309	$864	$10,743

[1] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment income/expenses are included within the amounts shown.
[2] Includes selling, general and administrative (SG&A) and research and development (R&D) expenses. The combined presentation aligns with the segment-level information that is regularly provided to the CODM.

[3] Other segment items for each reportable segment primarily includes:
Construction Industries – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, and equity in (profit) loss of unconsolidated affiliated companies.
Resource Industries – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, and equity in (profit) loss of unconsolidated affiliated companies.
Energy & Transportation – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, and equity in (profit) loss of unconsolidated affiliated companies.
Financial Products Segment – interest expense, Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses and investment and interest income, and foreign exchange (gains) losses.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)
	2024	2023	2022
Total profit from reportable segments	15,366	15,654	10,743
Profit from All Other Segment	48	18	(11)
Cost centers	(1)	(7)	(13)
Corporate costs	(889)	(913)	(751)
Timing	133	(30)	(309)
Restructuring costs	(359)	(780)	(299)
Methodology differences:
Inventory/cost of sales	33	160	413
Postretirement benefit income (expense)	67	(65)	916
Stock-based compensation expense	(223)	(208)	(193)
Financing costs	(126)	(91)	(331)
Currency	145	6	23
Goodwill impairment charge	—	—	(925)
Other income/expense methodology differences	(740)	(624)	(409)
Other methodology differences	(81)	(70)	(102)
Total consolidated profit before taxes	$13,373	$13,050	$8,752

Reconciliation of Assets:
(Millions of dollars)	December 31,
	2024	2023
Assets from reportable segments:
Construction Industries	$5,546	$5,384
Resource Industries	5,548	5,742
Energy & Transportation	11,772	10,555
Financial Products Segment	36,925	35,685
Total assets from reportable segments	59,791	57,366
Assets from All Other Segment	1,937	1,890
Items not included in segment assets:
Cash and cash equivalents	6,165	6,106
Deferred income taxes	3,194	2,668
Goodwill and intangible assets	4,478	4,452
Property, plant and equipment – net and other assets	4,808	6,548
Inventory methodology differences	(3,560)	(3,169)
Liabilities included in segment assets	11,973	11,781
Other	(1,022)	(166)
Total assets	$87,764	$87,476

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	2024	2023	2022
Depreciation and amortization from reportable segments:
Construction Industries	$233	$221	$231
Resource Industries	260	302	368
Energy & Transportation	578	551	547
Financial Products Segment	740	731	734
Total depreciation and amortization from reportable segments	1,811	1,805	1,880
Items not included in segment depreciation and amortization:
All Other Segment	254	236	229
Cost centers	95	91	84
Other	(7)	12	26
Total depreciation and amortization	$2,153	$2,144	$2,219

Reconciliation of Capital expenditures:
(Millions of dollars)
	2024	2023	2022
Capital expenditures from reportable segments:
Construction Industries	$323	$376	$271
Resource Industries	268	245	237
Energy & Transportation	1,279	944	756
Financial Products Segment	1,085	1,299	1,141
Total capital expenditures from reportable segments	2,955	2,864	2,405
Items not included in segment capital expenditures:
All Other Segment	245	260	219
Cost centers	193	102	76
Timing	(149)	(44)	(54)
Other	(29)	(90)	(47)
Total capital expenditures	$3,215	$3,092	$2,599

Enterprise-wide Disclosures:
Information about Geographic Areas:
				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2024	2023	2022	2024	2023
Inside United States	$30,624	$31,053	$24,368	$8,213	$7,658
Outside United States	34,185	36,007	35,059	5,148	5,022
Total	$64,809	$67,060	$59,427	$13,361	$12,680

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

Restructuring costs for 2024, 2023 and 2022 were as follows:

(Millions of dollars)	2024	2023	2022
Employee separations [1]	$64	$74	$77
Divestitures [1]	164	586	—
Contract terminations [1]	7	7	1
Long-lived asset impairments [1]	6	3	6
Other [2]	118	110	215
Total restructuring (income) costs	$359	$780	$299

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management, equipment relocation and accelerated depreciation, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2024 were related to restructuring actions across the company including the divestitures of certain non-U.S. entities. The restructuring costs in 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries. The divestiture closed on February 1, 2023 and resulted in a pre-tax loss of approximately $586 million, primarily a non-cash item driven by the release of $494 million of accumulated foreign currency translation. The restructuring costs in 2022 were primarily related to actions across the company, including $193 million related to the Rail division that was primarily inventory write-downs, and other strategic actions to address a small number of products. The inventory write-downs were included in "Other" in the table above.
In 2024, 2023 and 2022, all restructuring costs were excluded from segment profit.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the company’s internal control over financial reporting as of December 31, 2024 is included on page 54 of Part II, Item 8 “Financial Statements and Supplementary Data.” The effectiveness of the company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 55 -56 of Part II, Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.Other Information.

During the three months ended December 31, 2024, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Disclosure Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Caterpillar maintains a portfolio of trademarks in Iran, which it registers with the Intellectual Property Center of the Islamic Republic of Iran (IPC), through intellectual property counsel and service providers located in United Arab Emirates and Iran. On November 30, 2023, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) granted Caterpillar a specific license to make payments to IPC at its account in Bank Melli, which was designated on November 5, 2018, by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the period ended December 31, 2024, Caterpillar paid approximately $608 to IPC as part of its intellectual property protection efforts in Iran. Caterpillar plans to continue these activities, as authorized under the specific license, and does not generate any revenues or profits from this activity.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1D of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

If applicable, information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

If applicable, information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2025 Proxy Statement.

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

Insider Trading Laws and Policies

From time to time, the Company may engage in transactions in its own securities. It is the Company’s policy to comply with all applicable securities and state laws (including appropriate approvals by the Board of Directors or appropriate committee, if required) when engaging in transactions in Company securities.

The other information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2025 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2024)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,593,907	$195.28	40,873,176
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,593,907	$195.28	40,873,176

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Dallas, Texas, Auditor Firm ID: 238.

Information required by this Item is incorporated by reference from the 2025 Proxy Statement.

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
10.2
Form of Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)*

10.3
Form of Restricted Stock Unit Award for Directors pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)*

10.4
Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)*

10.5
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)*

10.6
Form of Nonqualified Stock Options Award pursuant to the 2023 Long-Term Incentive Plan (China Payroll Addendum) (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)*

10.7
Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), amended and restated effective January 1, 2020 (incorporated by reference from Exhibit 10.17 to the Company's Annual report on Form 10-K for the year ended December 31, 2020)*

10.8
First Amendment to the Caterpillar Inc. Supplemental Retirement Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.9
Second Amendment to the Caterpillar Inc. Supplemental Retirement Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.10
Caterpillar Inc. Supplemental Employees’ Investment Plan, amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.11
First Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.12
Second Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.22 the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.13
Third Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.14
Fourth Amendment to the Caterpillar Inc. Supplemental Employees' Investment Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.4 the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.15
Caterpillar Inc. Directors' Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.16
First Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan dated January 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

10.17
Second Amendment to the Caterpillar Inc. Directors' Deferred Compensation Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.18
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective April 1, 2008 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)*

10.19
Caterpillar Inc. Deferred Employees’ Investment Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.20
First Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 24, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.21
Second Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.22
Third Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of January 1, 2022 (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.23
Fourth Amendment to the Caterpillar Inc. Deferred Employees' Investment Plan, effective as of July 1, 2022 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.24
Caterpillar Inc. Supplemental Deferred Compensation Plan amended and restated as of May 15, 2017 (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.25
First Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 24, 2017 (incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.26
Second Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, dated December 14, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.27
Third Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan effective January 1, 2019 (incorporated by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.28
Fourth Amendment to the Caterpillar Supplemental Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.29
Fifth Amendment to the Caterpillar Inc. Supplemental Deferred Compensation Plan, effective as of July 1, 2022(incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)*

10.30
Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through First Amendment, dated December 10, 2014 (incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)*

10.31
Second Amendment to the Solar Turbines Incorporated Managerial Retirement Objective Plan, effective January 1, 2022 (incorporated by reference from Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.32
Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated, effective January 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)*

10.33
First Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2020 (incorporated by reference from Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.34
Second Amendment to the Solar Turbines Incorporated Pension Plan for European Foreign Service Employees effective January 1, 2022 (incorporated by reference from Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)*

10.35
Revised Letter Agreement by and between Caterpillar Inc. and Andrew Bonfield dated August 28, 2018 (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)*

10.36
Mercer Super Trust CatSuper Special Arrangement Agreement between Caterpillar of Australia PTY LTD and Robert Brian Charter dated June 26, 2007 (incorporated by reference from Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 14, 2019)*

10.37
Mercer Super Trust CatSuper Special Arrangement Agreement, by and between Caterpillar of Australia PTY LTD. and Robert Brian Charter dated April 4, 2018 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.38	Time Sharing Agreement dated January 10, 2017 (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed December 31, 2016)*
10.39
Credit Agreement (2024 364-Day Facility), dated August 29, 2024, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2024)

10.40
Local Currency Addendum to the 2024 364-Day Facility dated August 29, 2024, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 4, 2024)

10.41
Japan Local Currency Addendum, dated as of August 29, 2024, to the Credit Agreement (2024 364-Day Facility) (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 4, 2024)

10.42
Third Amended and Restated Credit Agreement (3-Year Facility) dated September 1, 2022, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.43
Local Currency Addendum to the 3-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.44
Japan Local Currency Addendum to the 3-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.45
Amendment No. 1 to Third Amended and Restated Credit Agreement (3-Year Facility) dated August 31, 2023 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 1, 2023)

10.46
Amendment No. 2 to Third Amended and Restated Credit Agreement (3-Year Facility) dated August 29, 2024 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.47
Third Amended and Restated Credit Agreement (5-Year Facility) dated September 1, 2022, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 6, 2022)

10.48
Local Currency Addendum to the Five-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed September 6, 2022)

10.49
Japan Local Currency Addendum to the 5-Year Facility dated September 1, 2022, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed September 6, 2022)

10.50
Amendment No. 1 to Third Amended and Restated Credit Agreement (5-Year Facility) dated August 31, 2023 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 1, 2023)

10.51
Amendment No. 2 to Third Amended and Restated Credit Agreement (5-Year Facility) dated August 31, 2024 (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 4, 2024)

10.52
Caterpillar Inc. 2014 Long-Term Incentive Plan, amended and restated effective October 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*

10.53
First Amendment to Caterpillar Inc. 2014 Long-Term Incentive Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.54
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.55
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.56
Form of Nonqualified Stock Options Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.57
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

19	Caterpillar Inc. Insider Trading Policy (as adopted January 30, 2025)
21	Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Caterpillar Inc. Incentive Compensation Clawback Policy (as adopted October 11, 2023)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
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

CATERPILLAR INC.
Registrant

February 14, 2025	By:	/s/ Derek Owens
Derek Owens
Chief Legal Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 14, 2025	/s/ D. James Umpleby III
D. James Umpleby III

February 14, 2025	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 14, 2025	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp

February 14, 2025	/s/ Daniel M. Dickinson	Director
Daniel M. Dickinson

February 14, 2025	/s/ James C. Fish, Jr.	Director
James C. Fish, Jr.

February 14, 2025	/s/ Gerald Johnson	Director
Gerald Johnson

February 14, 2025	/s/ Nazzic S. Keene	Director
Nazzic S. Keene

February 14, 2025	/s/ David W. MacLennan	Director
David W. MacLennan

February 14, 2025	/s/ Judith F. Marks	Director
Judith F. Marks

February 14, 2025	/s/ Debra L. Reed-Klages	Presiding Director
Debra L. Reed-Klages

February 14, 2025	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 14, 2025	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.