Form 10-Q
period 2025-03-31
CATERPILLAR INC
filed 2025-05-07
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

At March 31, 2025, 471,041,788 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2025	2024
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,378	$14,960
Revenues of Financial Products	871	839
Total sales and revenues	14,249	15,799

Operating costs:
Cost of goods sold	8,965	9,662
Selling, general and administrative expenses	1,593	1,577
Research and development expenses	480	520
Interest expense of Financial Products	326	298
Other operating (income) expenses	306	223
Total operating costs	11,670	12,280

Operating profit	2,579	3,519

Interest expense excluding Financial Products	116	143
Other income (expense)	107	156

Consolidated profit before taxes	2,570	3,532

Provision (benefit) for income taxes	574	688
Profit of consolidated companies	1,996	2,844

Equity in profit (loss) of unconsolidated affiliated companies	7	10

Profit of consolidated and affiliated companies	2,003	2,854

Less: Profit (loss) attributable to noncontrolling interests	—	(2)

Profit [1]	$2,003	$2,856

Profit per common share	$4.22	$5.78

Profit per common share – diluted [2]	$4.20	$5.75

Weighted-average common shares outstanding (millions)
– Basic	474.9	493.9
– Diluted [2]	477.1	496.9
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024

Profit of consolidated and affiliated companies	$2,003	$2,854
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	188	(257)
Pension and other postretirement benefits	(1)	(3)
Derivative financial instruments	57	—
Available-for-sale securities	22	(13)

Total other comprehensive income (loss), net of tax	266	(273)
Comprehensive income	2,269	2,581
Less: comprehensive income (loss) attributable to the noncontrolling interests	—	(2)
Comprehensive income attributable to shareholders	$2,269	$2,583
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,562	$6,889
Receivables – trade and other	9,116	9,282
Receivables – finance	9,655	9,565
Prepaid expenses and other current assets	2,824	3,119
Inventories	17,862	16,827
Total current assets	43,019	45,682

Property, plant and equipment – net	13,432	13,361
Long-term receivables – trade and other	1,261	1,225
Long-term receivables – finance	13,452	13,242
Noncurrent deferred and refundable income taxes	3,334	3,312
Intangible assets	361	399
Goodwill	5,270	5,241
Other assets	4,845	5,302
Total assets	$84,974	$87,764

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$3,454	$4,393
Accounts payable	7,792	7,675
Accrued expenses	4,990	5,243
Accrued wages, salaries and employee benefits	1,259	2,391
Customer advances	2,951	2,322
Dividends payable	—	674
Other current liabilities	2,834	2,909
Long-term debt due within one year:
Machinery, Energy & Transportation	29	46
Financial Products	9,286	6,619
Total current liabilities	32,595	32,272

Long-term debt due after one year:
Machinery, Energy & Transportation	8,618	8,564
Financial Products	17,201	18,787
Liability for postemployment benefits	3,575	3,757
Other liabilities	4,915	4,890
Total liabilities	66,904	68,270
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/25 and 12/31/24 – 814,894,624) at paid-in amount	6,043	6,941
Treasury stock: (3/31/25 – 343,852,836 shares; 12/31/24 – 336,962,600 shares) at cost	(47,127)	(44,331)
Profit employed in the business	61,356	59,352
Accumulated other comprehensive income (loss)	(2,205)	(2,471)
Noncontrolling interests	3	3
Total shareholders’ equity	18,070	19,494
Total liabilities and shareholders’ equity	$84,974	$87,764
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	2,856	—	(2)	2,854
Foreign currency translation, net of tax	—	—	—	(257)	—	(257)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Dividends declared	—	—	2	—	—	2
Common shares issued from treasury stock for stock-based compensation: 1,224,138	(45)	37	—	—	—	(8)
Stock-based compensation expense	44	—	—	—	—	44
Common shares repurchased: 11,328,487 [1]	—	(3,705)	—	—	—	(3,705)
Outstanding authorized accelerated share repurchases	(750)	—	—	—	—	(750)
Other	11	(32)	—	—	(1)	(22)
Balance at March 31, 2024	$5,663	$(40,039)	$54,108	$(2,093)	$6	$17,645

Three Months Ended March 31, 2025
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	2,003	—	—	2,003
Foreign currency translation, net of tax	—	—	—	188	—	188
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	57	—	57
Available-for-sale securities, net of tax	—	—	—	22	—	22
Dividends declared	—	—	1	—	—	1
Common shares issued from treasury stock for stock-based compensation: 625,045	(53)	(11)	—	—	—	(64)
Stock-based compensation expense	45	—	—	—	—	45
Common shares repurchased: 7,515,281 [1]	—	(2,760)	—	—	—	(2,760)
Outstanding authorized accelerated share repurchases	(900)	—	—	—	—	(900)
Other	10	(25)	—	—	—	(15)
Balance at March 31, 2025	$6,043	$(47,127)	$61,356	$(2,205)	$3	$18,070

1 See Note 12 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,003	$2,854
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	540	524
Provision (benefit) for deferred income taxes	(38)	(54)
(Gain) loss on divestiture	—	(64)
Other	78	(5)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	155	(81)
Inventories	(990)	(439)
Accounts payable	401	203
Accrued expenses	(198)	(38)
Accrued wages, salaries and employee benefits	(1,144)	(1,454)
Customer advances	713	279
Other assets – net	69	60
Other liabilities – net	(300)	267
Net cash provided by (used for) operating activities	1,289	2,052

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(710)	(500)
Expenditures for equipment leased to others	(208)	(236)
Proceeds from disposals of leased assets and property, plant and equipment	149	155
Additions to finance receivables	(3,209)	(3,256)
Collections of finance receivables	3,049	3,140
Proceeds from sale of finance receivables	7	13
Investments and acquisitions (net of cash acquired)	(2)	—
Proceeds from sale of businesses and investments (net of cash sold)	12	42
Proceeds from maturities and sale of securities	923	1,867
Investments in securities	(177)	(275)
Other – net	(9)	8
Net cash provided by (used for) investing activities	(175)	958

Cash flow from financing activities:
Dividends paid	(674)	(648)
Common stock issued, including treasury shares reissued	(64)	(8)
Payments to purchase common stock	(3,660)	(4,455)
Proceeds from debt issued (original maturities greater than three months):
- Financial Products	2,633	2,731
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(27)	(6)
- Financial Products	(1,770)	(1,564)
Short-term borrowings – net (original maturities three months or less)	(934)	(1,050)
Net cash provided by (used for) financing activities	(4,496)	(5,000)
Effect of exchange rate changes on cash	54	(30)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,328)	(2,020)
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,985
Cash, cash equivalents and restricted cash at end of period	$3,568	$4,965
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2025 and 2024, (b) the consolidated comprehensive income for the three months ended March 31, 2025 and 2024, (c) the consolidated financial position at March 31, 2025 and December 31, 2024, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2025 and 2024 and (e) the consolidated cash flow for the three months ended March 31, 2025 and 2024.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

The December 31, 2024 financial position data included herein is derived from the audited consolidated financial statements included in the 2024 Form 10-K but does not include all disclosures required by U.S. GAAP.

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

2.                                   New accounting guidance

A. Adoption of new accounting standards

We consider the applicability and impact of all ASUs. We determined that the ASUs effective January 1, 2025 were either not applicable or did not have a material impact on our financial statements.

B. Accounting standards issued but not yet adopted

Income tax reporting (ASU 2023-09) — In December 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The expanded disclosures are effective for our year ending December 31, 2025, and can be applied prospectively or retrospectively. We are in the process of evaluating the effect of this new guidance on the related disclosures.

Disaggregation of income statement expenses (ASU 2024-03) — In November 2024, the FASB issued accounting guidance to enhance transparency into the nature and function of income statement expenses. The amendments require that on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation and amortization. The expanded annual disclosures are effective for our year ending December 31, 2027, and the expanded interim disclosures are effective in 2028, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures

All other ASUs issued but not yet adopted were assessed and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $7,819 million, $7,864 million and $7,923 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively. Long-term trade receivables from dealers and end users were $638 million, $640 million and $589 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $245 million, $238 million and $246 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $3,462 million, $2,745 million and $2,389 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2025 and 2024, we recognized $683 million and $813 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2025 and 2024.

As of March 31, 2025, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $17.6 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following March 31, 2025. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $45 million and $44 million for the three months ended March 31, 2025 and 2024, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price	Shares Granted	Weighted-Average Fair Value Per Share	Weighted-Average Grant Date Stock Price
Stock options	280,013	$105.92	$332.04	296,295	$104.27	$338.65
RSUs	403,407	$332.95	$332.95	379,621	$338.65	$338.65
PRSUs	167,301	$347.63	$332.04	169,120	$408.64	$338.65

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the three months ended March 31, 2025 and 2024, respectively:

	Grant Year
	2025	2024
Weighted-average dividend yield	2.13%	2.40%
Weighted-average volatility	30.5%	30.7%
Range of volatilities	26.6% - 32.6%	26.3% - 32.3%
Range of risk-free interest rates	4.13% - 4.40%	4.28% - 5.03%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2025 and 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the three months ended March 31, 2025 and 2024, respectively:

	Grant Year
	2025	2024
Expected volatility of the Company's stock	29.5%	29.8%
Risk-free interest rate	3.90%	4.38%

As of March 31, 2025, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $324 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of March 31, 2025, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate contracts at both ME&T and Financial Products. We amortize the gains or losses associated with these contracts at the time of liquidation into earnings over the remaining term of the previously designated hedged item.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	March 31, 2025		December 31, 2024
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$266	$(153)	$357	$(275)
Interest rate contracts	46	(147)	10	(201)
Total	$312	$(300)	$367	$(476)

Undesignated derivatives
Foreign exchange contracts	$40	$(44)	$91	$(56)
Commodity contracts	5	(2)	4	(6)
Total return swap contracts	—	(26)	—	(33)
Total	$45	$(72)	$95	$(95)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of March 31, 2025 and December 31, 2024 were $26.0 billion and $27.0 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended March 31,
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$78	$95	$—	$91
Interest rate contracts	—	—	(2)	11	1	15
Fair Value Hedges
Interest rate contracts	(18)	(36)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(14)	29	—	—	—	—
Commodity contracts	8	(10)	—	—	—	—
Total return swap contracts	(26)	30	—	—	—	—
Total	$(50)	$13	$76	$106	$1	$106

[1] Foreign exchange contract, Commodity contract and Total return swap contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Cost of goods sold, Sales of Machinery, Energy and Transportation, and Other income (expense). Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term debt due within one year	$488	$483	$(12)	$(16)
Long-term debt due after one year	5,963	5,327	(84)	(170)
Total	$6,451	$5,810	$(96)	$(186)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of March 31, 2025 and December 31, 2024, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$357	$(372)	$462	$(571)
Financial Instruments Not Offset	(192)	192	(186)	186
Net Amount	$165	$(180)	$276	$(385)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	March 31, 2025	December 31, 2024
Raw materials	$6,822	$6,681
Work-in-process	1,435	1,438
Finished goods	9,228	8,329
Supplies	377	379
Total inventories	$17,862	$16,827

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	March 31, 2025
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,207	$(1,971)	$236
Intellectual property	492	(399)	93
Other	117	(85)	32
Total finite-lived intangible assets	$2,816	$(2,455)	$361

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,220	$(1,950)	$270
Intellectual property	496	(401)	95
Other	117	(83)	34
Total finite-lived intangible assets	$2,833	$(2,434)	$399

Amortization expense for the three months ended March 31, 2025 and 2024 was $44 million and $44 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2025	2026	2027	2028	2029	Thereafter
$123	$97	$34	$27	$24	$56

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2025 or 2024.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2025 were as follows:

(Millions of dollars)	December 31, 2024	Other Adjustments [1]	March 31, 2025
Construction Industries
Goodwill	$261	$6	$267
Impairments	(22)	—	(22)
Net goodwill	239	6	245
Resource Industries
Goodwill	4,124	9	4,133
Impairments	(1,175)	—	(1,175)
Net goodwill	2,949	9	2,958
Energy & Transportation
Goodwill	2,939	12	2,951
Impairments	(925)	—	(925)
Net goodwill	2,014	12	2,026
All Other [2]
Goodwill	39	2	41
Consolidated total
Goodwill	7,363	29	7,392
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,241	$29	$5,270

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	March 31, 2025			December 31, 2024
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	70	(2)	68	71	(3)	68

Corporate debt securities
Corporate bonds and other debt securities	2,437	(14)	2,423	3,199	(29)	3,170
Asset-backed securities	223	(1)	222	220	(1)	219

Mortgage-backed debt securities
U.S. governmental agency	488	(23)	465	476	(33)	443
Residential	2	—	2	2	—	2
Commercial	131	(4)	127	136	(6)	130
Total available-for-sale debt securities	$3,360	$(44)	$3,316	$4,114	$(72)	$4,042

Available-for-sale debt securities in an unrealized loss position:

	March 31, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$35	$2	$35	$2

Corporate debt securities
Corporate bonds	242	1	655	22	897	23
Asset-backed securities	63	—	47	1	110	1

Mortgage-backed debt securities
U.S. governmental agency	67	1	265	24	332	25
Commercial	5	—	102	4	107	4
Total	$377	$2	$1,104	$53	$1,481	$55

	December 31, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$55	$4	$55	$4
Corporate debt securities
Corporate bonds	729	3	812	33	1,541	36
Asset-backed securities	7	—	37	2	44	2

Mortgage-backed debt securities
U.S. governmental agency	126	3	273	30	399	33
Commercial	13	—	113	6	126	6
Total	$875	$6	$1,290	$75	$2,165	$81

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2025.

The cost basis and fair value of available-for-sale debt securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2025
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$1,027	$1,024
Due after one year through five years	1,321	1,309
Due after five years through ten years	285	284
Due after ten years	106	105
U.S. governmental agency mortgage-backed securities	488	465
Residential mortgage-backed securities	2	2
Commercial mortgage-backed securities	131	127
Total debt securities – available-for-sale	$3,360	$3,316

For the three months ended March 31, 2025 and 2024, proceeds from available-for-sale debt securities were $911 million and $361 million, respectively.

For the three months ended March 31, 2025 and 2024, the net unrealized gains (losses) for equity securities held at March 31, 2025 and 2024 were $3 million and $17 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
(Millions of dollars)	2025	2024	2025	2024	2025	2024
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$11	$11	$16	$17
Interest cost	153	156	28	30	31	33
Expected return on plan assets	(180)	(175)	(40)	(42)	(2)	(2)
Amortization of prior service cost (credit)	—	—	—	—	(1)	(3)
Net periodic benefit cost (benefit) [1]	$(27)	$(19)	$(1)	$(1)	$44	$45

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $211 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2025. We currently anticipate full-year 2025 contributions of approximately $354 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
U.S. Plans [1]	$154	$223
Non-U.S. Plans	33	30
	$187	$253

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Finance lease revenue	$113	$108
Operating lease revenue	310	313
Total	$423	$421

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $390 million and $368 million at March 31, 2025 and December 31, 2024, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2025 and December 31, 2024, the SPC’s assets of $1.01 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.01 billion and $1.14 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the three months ended March 31 was as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Warranty liability, beginning of period	$1,700	$1,894
Reduction in liability (payments)	(166)	(199)
Increase in liability (new warranties)	103	133
Warranty liability, end of period	$1,637	$1,828

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31,
(Dollars in millions except per share data)	2025	2024
Profit for the period (A) [1]	$2,003	$2,856
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	474.9	493.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.2	3.0
Average common shares outstanding for fully diluted computation (C) [2]	477.1	496.9
Profit per share of common stock:
Assuming no dilution (A/B)	$4.22	$5.78
Assuming full dilution (A/C) [2]	$4.20	$5.75
Shares outstanding as of March 31, (in millions)	471.0	489.3

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For both the three months ended March 31, 2025 and 2024, we excluded 0.3 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three months ended March 31, 2025 and 2024, we repurchased 7.5 million and 11.3 million shares of Caterpillar common stock, respectively, at an aggregate cost of $2.8 billion and $3.7 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2025 and 2024.

In the first quarter of 2025, we entered into ASR agreements to repurchase an aggregate of $3.0 billion of common stock. We advanced the $3.0 billion and received approximately 5.7 million shares of Caterpillar common stock, approximately 70% of the estimated final number of shares to be repurchased, with a value of $2.1 billion. The final number of shares to ultimately be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the ASR agreements is scheduled to occur during the fourth quarter of 2025. The remaining $0.9 billion was evaluated as unsettled forward contracts and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Foreign currency translation:
Beginning balance	$(2,310)	$(1,782)
Gains (losses) on foreign currency translation	188	(213)
Less: Tax provision /(benefit)	—	11
Net gains (losses) on foreign currency translation	188	(224)
(Gains) losses reclassified to earnings	—	(33)
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	—	(33)
Other comprehensive income (loss), net of tax	188	(257)
Ending balance	$(2,122)	$(2,039)
Pension and other postretirement benefits
Beginning balance	$(61)	$(49)
Current year prior service credit (cost)	—	—
Less: Tax provision /(benefit)	—	—
Net current year prior service credit (cost)	—	—
Amortization of prior service (credit) cost	(1)	(3)
Less: Tax provision /(benefit)	—	—
Net amortization of prior service (credit) cost	(1)	(3)
Other comprehensive income (loss), net of tax	(1)	(3)
Ending balance	$(62)	$(52)
Derivative financial instruments
Beginning balance	$(46)	$67
Gains (losses) deferred	76	106
Less: Tax provision /(benefit)	18	28
Net gains (losses) deferred	58	78
(Gains) losses reclassified to earnings	(1)	(106)
Less: Tax provision /(benefit)	—	(28)
Net (gains) losses reclassified to earnings	(1)	(78)
Other comprehensive income (loss), net of tax	57	—
Ending balance	$11	$67
Available-for-sale securities
Beginning balance	$(54)	$(56)
Gains (losses) deferred	26	(17)
Less: Tax provision /(benefit)	6	(3)
Net gains (losses) deferred	20	(14)
(Gains) losses reclassified to earnings	2	1
Less: Tax provision /(benefit)	—	—
Net (gains) losses reclassified to earnings	2	1
Other comprehensive income (loss), net of tax	22	(13)
Ending balance	$(32)	$(69)

Total AOCI Ending Balance at March 31,	$(2,205)	$(2,093)

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

15.                              Income taxes

The effective tax rate for the three months ended March 31, 2025 was 22.3 percent compared to 19.5 percent for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 was favorably impacted by nontaxable gains from a divestiture of a non-US mining entity.

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

Energy & Transportation: A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses as well as product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric and hybrid locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies. Inter-segment sales are a source of revenue for this segment.

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

There are several methodology differences between our segment reporting and our external reporting. The following is a list of the more significant methodology differences:

•For Construction Industries, Resource Industries, Energy & Transportation and our All Other Segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances. We generally manage at the corporate level liabilities other than accounts payable and customer advances, and we do not include these in segment operations. Financial Products Segment assets generally include all categories of assets.

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

•We generally manage currency exposures for operating segments, other than Financial Products, at the corporate level and do not include in segment profit or segment assets the effects of changes in exchange rates on results of operations and financial position within the year. We report the net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting as a methodology difference.

•We do not include stock-based compensation expense in segment profit.

•Postretirement benefit expenses are split; segments are generally responsible for service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 29 to 30 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

For the three months ended March 31, 2025 and 2024, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended March 31, 2025
Construction Industries	$2,904	$504	$867	$869	$5,144		$40	$5,184
Resource Industries	1,084	561	406	770	2,821		63	2,884
Energy & Transportation	3,142	370	1,130	756	5,398		1,170	6,568
Financial Products Segment	682	99	122	104	1,007	[1]	—	1,007
Total sales and revenues from reportable segments	7,812	1,534	2,525	2,499	14,370		1,273	15,643
All Other Segment	17	—	2	12	31		60	91
Corporate Items and Eliminations	(91)	(19)	(21)	(21)	(152)		(1,333)	(1,485)
Total Sales and Revenues	$7,738	$1,515	$2,506	$2,490	$14,249		$—	$14,249

Three Months Ended March 31, 2024
Construction Industries	$3,833	$595	$996	$993	$6,417		$7	$6,424
Resource Industries	1,264	476	465	891	3,096		97	3,193
Energy & Transportation	2,951	408	1,294	834	5,487		1,194	6,681
Financial Products Segment	659	101	123	108	991	[1]	—	991
Total sales and revenues from reportable segments	8,707	1,580	2,878	2,826	15,991		1,298	17,289
All Other Segment	18	(1)	4	13	34		75	109
Corporate Items and Eliminations	(152)	(20)	(30)	(24)	(226)		(1,373)	(1,599)
Total Sales and Revenues	$8,573	$1,559	$2,852	$2,815	$15,799		$—	$15,799

1 Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $163 million and $177 million in the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, Energy & Transportation external sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Oil and gas	$1,258	$1,568
Power generation	1,996	1,618
Industrial	967	989
Transportation	1,177	1,312
Energy & Transportation External Sales	$5,398	$5,487

Profit from Reportable Segments
(Millions of dollars)	Construction Industries	Resource Industries	Energy & Transportation	Financial Products Segment	Total from Reportable Segments
Three Months Ended March 31, 2025
Sales and revenues	$5,184	$2,884	$6,568	$1,007	$15,643
Less [1]:
Cost of goods sold	3,718	1,960	4,495	—	10,173
SG&A/R&D [2]	451	346	780	195	1,772
Other segment items [3]	(9)	(21)	(21)	597	546
Segment Profit	$1,024	$599	$1,314	$215	$3,152

Three Months Ended March 31, 2024
Sales and revenues	$6,424	$3,193	$6,681	$991	$17,289
Less [1]:
Cost of goods sold	4,210	2,116	4,578	—	10,904
SG&A/R&D [2]	446	341	778	173	1,738
Other segment items [3]	4	6	24	525	559
Segment Profit	$1,764	$730	$1,301	$293	$4,088

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

[3] Other segment items for each reportable segment primarily includes:
Construction Industries / Resource Industries / Energy & Transportation – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, and equity in (profit) loss of unconsolidated affiliated companies.
Financial Products Segment – interest expense, Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses and investment and interest income, and foreign exchange (gains) losses.

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
Total profit from reportable segments	$3,152	$4,088
Profit (loss) from All Other Segment	(21)	24
Cost centers	4	14
Corporate costs	(213)	(201)
Timing	(7)	(67)
Restructuring income (costs)	(33)	6
Methodology differences:
Inventory/cost of sales	(27)	(6)
Postretirement benefit expense	14	(56)
Stock-based compensation expense	(45)	(44)
Financing costs	(46)	(28)
Currency	(54)	87
Other income/expense methodology differences	(142)	(250)
Other methodology differences	(12)	(35)
Total consolidated profit before taxes	$2,570	$3,532

Reconciliation of Assets:

(Millions of dollars)	March 31, 2025	December 31, 2024
Assets from reportable segments:
Construction Industries	$5,646	$5,546
Resource Industries	5,448	5,548
Energy & Transportation	11,806	11,772
Financial Products Segment	37,335	36,925
Total assets from reportable segments	60,235	59,791
Assets from All Other Segment	1,973	1,937
Items not included in segment assets:
Cash and cash equivalents	2,741	6,165
Deferred income taxes	3,215	3,194
Goodwill and intangible assets	4,614	4,478
Property, plant and equipment – net and other assets	3,859	4,808
Inventory methodology differences	(3,877)	(3,560)
Liabilities included in segment assets	12,912	11,973
Other	(698)	(1,022)
Total assets	$84,974	$87,764

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended March 31,
	2025	2024
Depreciation and amortization from reportable segments:
Construction Industries	$63	$56
Resource Industries	66	63
Energy & Transportation	153	137
Financial Products Segment	178	185
Total depreciation and amortization from reportable segments	460	441
Items not included in segment depreciation and amortization:
All Other Segment	58	61
Cost centers	24	23
Other	(2)	(1)
Total depreciation and amortization	$540	$524

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended March 31,
	2025	2024
Capital expenditures from reportable segments:
Construction Industries	$46	$58
Resource Industries	46	34
Energy & Transportation	299	122
Financial Products Segment	170	234
Total capital expenditures from reportable segments	561	448
Items not included in segment capital expenditures:
All Other Segment	42	29
Cost centers	27	30
Timing	295	245
Other	(7)	(16)
Total capital expenditures	$918	$736

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of March 31, 2025.

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

During the three months ended March 31, 2025, Cat Financial's forecasts reflected a continuation of the trend of historically low unemployment rates as well as global market uncertainty and continued actions by global central banks aimed at reducing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers in the form of wholesale financing plans and working capital loans. Cat Financial's wholesale financing plans provide assistance to dealers by financing their mostly new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, Cat Financial provides a variety of secured and unsecured retail loans to Caterpillar dealers.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three months ended March 31, 2025.

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

•North America - Finance receivables originated in the United States and Canada.
•EAME - Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Mining - Finance receivables related to large mining customers worldwide.
•Power - Finance receivables originated worldwide to large power customers related to Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$258	$4	$262	$276	$51	$327
Write-offs	(30)	—	(30)	(23)	(47)	(70)
Recoveries	10	—	10	15	—	15
Provision for credit losses [1]	33	—	33	9	—	9
Other	2	—	2	(4)	—	(4)
Ending balance	$273	$4	$277	$273	$4	$277

Finance Receivables	$21,964	$1,377	$23,341	$20,413	$1,794	$22,207

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$5	$4	$2	$1	$2	$16
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	—	1	—	1	—	—	2
Latin America	—	—	1	1	—	1	—	3
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$6	$9	$7	$3	$3	$2	$30

	Three Months Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$4	$2	$1	$—	$3	$13
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	1	1	—	—	—	2
Total	$—	$5	$8	$5	$2	$—	$3	$23

For the three months ended March 31, 2025, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the three months ended March 31, 2024 there were $47 million of gross write-offs in Cat Financial's Dealer portfolio segment, all of which were in Latin America and originated prior to 2020.

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

Customer
The aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year were as follows:

(Millions of dollars)	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,359	$4,932	$2,741	$1,347	$787	$181	$394	$11,741
31-60 days past due	4	37	38	29	14	4	3	129
61-90 days past due	—	18	14	6	5	2	1	46
91+ days past due	—	14	41	26	14	7	1	103

EAME
Current	323	1,188	817	479	246	128	—	3,181
31-60 days past due	—	8	8	7	4	1	—	28
61-90 days past due	—	6	8	5	1	—	—	20
91+ days past due	—	4	14	6	6	4	—	34

Asia/Pacific
Current	258	802	464	205	65	11	1	1,806
31-60 days past due	—	8	5	3	2	—	—	18
61-90 days past due	—	1	1	3	—	—	—	5
91+ days past due	—	2	2	2	1	—	—	7

Latin America
Current	260	738	332	190	46	7	—	1,573
31-60 days past due	—	10	7	4	1	2	—	24
61-90 days past due	—	3	2	2	1	—	—	8
91+ days past due	—	4	6	7	3	1	—	21

Mining
Current	184	861	699	396	174	80	23	2,417
31-60 days past due	—	2	—	—	—	2	—	4
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	4	7	5	—	4	—	20

Power
Current	31	207	185	39	37	108	171	778
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Totals by Aging Category
Current	$2,415	$8,728	$5,238	$2,656	$1,355	$515	$589	$21,496
31-60 days past due	4	65	58	43	21	9	3	203
61-90 days past due	—	28	25	16	7	2	1	79
91+ days past due	—	28	70	46	24	17	1	186
Total Customer	$2,419	$8,849	$5,391	$2,761	$1,407	$543	$594	$21,964

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101

EAME
Current	1,235	874	532	285	92	72	—	3,090
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36

Asia/Pacific
Current	898	531	256	87	14	2	—	1,788
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9

Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22

Mining
Current	924	755	444	206	67	34	21	2,451
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18

Power
Current	169	184	39	43	64	56	166	721
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2

Totals by Aging Category
Current	$9,366	$5,742	$3,058	$1,661	$489	$189	$572	$21,077
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total Customer	$9,451	$5,892	$3,164	$1,721	$510	$202	$577	$21,517

Dealer

As of March 31, 2025 and December 31, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$90	$16	$83	$20
EAME	30	4	33	5
Asia/Pacific	4	3	5	5
Latin America	21	—	24	—
Mining	27	—	29	—
Power	1	—	2	—
Total	$173	$23	$176	$30

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment. The amortized cost basis of finance receivables modified for borrowers experiencing financial difficulty in the Customer portfolio segment during the three months ended March 31, 2025 and 2024, was $6 million and $3 million, respectively. Total modifications with borrowers experiencing financial difficulty represented 0.03 percent and 0.01 percent of Cat Financial's Customer portfolio for the same periods, respectively.

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty for the three months ended March 31, were as follows:

(In months)	2025	2024
Weighted average extension to term of modified contracts	7	10
Weighted average payment deferral and/or interest only periods	8	9

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three months ended March 31, 2025 and 2024.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	68	—	—	68
Corporate debt securities
Corporate bonds and other debt securities	—	2,423	—	—	2,423
Asset-backed securities	—	222	—	—	222
Mortgage-backed debt securities
U.S. governmental agency	—	465	—	—	465
Residential	—	2	—	—	2
Commercial	—	127	—	—	127
Total debt securities	9	3,307	—	—	3,316
Equity securities
Large capitalization value	267	—	—	—	267
Smaller company growth	39	—	—	—	39
REIT	—	—	—	168	168
Total equity securities	306	—	—	168	474
Derivative financial instruments - assets
Foreign currency contracts - net	—	109	—	—	109
Commodity contracts - net	—	3	—	—	3
Total assets	$315	$3,419	$—	$168	$3,902
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$101	$—	$—	$101
Total return swap contracts - net	—	26	—	—	26
Total liabilities	$—	$127	$—	$—	$127

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	68	—	—	68
Corporate debt securities
Corporate bonds and other debt securities	—	3,170	—	—	3,170
Asset-backed securities	—	219	—	—	219
Mortgage-backed debt securities
U.S. governmental agency	—	443	—	—	443
Residential	—	2	—	—	2
Commercial	—	130	—	—	130
Total debt securities	10	4,032	—	—	4,042
Equity securities
Large capitalization value	261	—	—	—	261
Smaller company growth	41	—	—	—	41
REIT	—	—	—	167	167
Total equity securities	302	—	—	167	469
Derivative financial instruments - assets
Foreign currency contracts - net	—	117	—	—	117
Total Assets	$312	$4,149	$—	$167	$4,628
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$191	$—	$—	$191
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	33	—	—	33
Total liabilities	$—	$226	$—	$—	$226

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated costs to sell.  Cat Financial had loans carried at fair value of $70 million and $59 million as of March 31, 2025 and December 31, 2024, respectively.

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

Restricted cash and short-term investments
Carrying amount approximates fair value.  We include restricted cash and short-term investments in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. We classify these instruments as Level 1. See Note 8 for additional information.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	March 31, 2025		December 31, 2024
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1 )	$16,420	$16,075	$16,180	$15,788	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,484	1,437	1,568	1,527	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	8,647	8,101	8,610	7,980	2
Financial Products	26,487	26,448	25,406	25,304	2

1    Represents finance leases and failed sale leasebacks of $6,829 million and $6,769 million at March 31, 2025 and December 31, 2024, respectively.

19.                         Other income (expense)

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Investment and interest income	$99	$136
Foreign exchange gains (losses) [1]	(18)	42
License fee income	35	34
Net periodic pension and OPEB income (cost), excluding service cost	11	3
Gains (losses) on securities	3	17
Miscellaneous income (loss)	(23)	(76)
Total	$107	$156

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

Restructuring costs for the three months ended March 31, 2025 and 2024 were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
Employee separations [1]	$17	$13
Divestitures [1]	—	(64)
Contract terminations [1]	4	—
Long-lived asset impairments [1]	—	7
Other [2]	12	38
Total restructuring (income) costs	$33	$(6)

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for project management, inventory write-downs, accelerated depreciation and equipment relocation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the three months ended March 31, 2025 were related to restructuring actions across the company. The restructuring income for the three months ended March 31, 2024 was primarily related to the divestiture of a non-US mining entity.

In 2025 and 2024, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $880 million and $830 million at March 31, 2025 and December 31, 2024, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations as well as a discussion of the many factors that we believe may have an impact on our business on an ongoing basis. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2024 Form 10-K.
Highlights for the first quarter of 2025 include:
•Total sales and revenues for the first quarter of 2025 were $14.249 billion, a decrease of $1.550 billion, or 10 percent, compared with $15.799 billion in the first quarter of 2024. Sales were lower across the three primary segments.
•Operating profit margin was 18.1 percent for the first quarter of 2025, compared with 22.3 percent for the first quarter of 2024. Adjusted operating profit margin was 18.3 percent for the first quarter of 2025, compared with 22.2 percent for the first quarter of 2024.
•First-quarter 2025 profit per share was $4.20, and excluding the items in the table below, adjusted profit per share was $4.25. First-quarter 2024 profit per share was $5.75, and excluding the items in the table below, adjusted profit per share was $5.60.
•Caterpillar ended the first quarter of 2025 with $3.6 billion of enterprise cash.
In order for our results to be more meaningful to our readers, we have separately quantified the impact of significant items.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$2,570	$4.20	$3,532	$5.75
Other restructuring (income) costs	33	0.05	58	0.09
Restructuring (income) - non-U.S. mining entity divestiture	—	—	(64)	(0.24)
Adjusted profit	$2,603	$4.25	$3,526	$5.60

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 57-59.
Overview
Total sales and revenues for the first quarter of 2025 were $14.249 billion, a decrease of $1.550 billion, or 10 percent, compared with $15.799 billion in the first quarter of 2024. The decrease was primarily due to lower sales volume and unfavorable price realization. Lower sales volume was mainly driven by the impact from changes in dealer inventories.
First-quarter 2025 profit per share was $4.20, compared with $5.75 profit per share in the first quarter of 2024. In the first quarter of 2025 and 2024, profit per share included restructuring income/costs. Profit for the first quarter of 2025 was $2.003 billion, a decrease of $853 million, or 30 percent, compared with $2.856 billion for the first quarter of 2024. The decrease was mainly due to the profit impact of lower sales volume and unfavorable price realization.
Trends and Economic Conditions
Outlook for Key End Markets
Our results continue to reflect the benefit of the diversity of our end markets.
In Construction Industries, we are encouraged by another quarter of better-than-expected sales of equipment to end users and strong order rates across many of our regions as customers are responding to the attractiveness of our sales merchandising programs. Construction spend in North America remains at healthy levels, and infrastructure projects funded by the Infrastructure Investment and Jobs Act (IIJA) continue to be awarded. In Asia Pacific, outside of China, economic conditions continue to be soft. China has shown positive momentum in the excavator industry above 10-tons, but from a very low level of activity. In EAME, weak economic conditions in Europe remain, while conditions are supportive of investment in Africa and the Middle East. Construction activity in Latin America is expected to moderately decline in 2025 as compared to 2024.
In Resource Industries, we are starting the year with strong order rates and backlog growth, particularly for large mining trucks. Rebuild activity is expected to remain healthy. Although most key commodities remain above investment thresholds, customers continue to display capital discipline. Customer product utilization remains high, the age of the fleet remains elevated, and we continue to see growing customer acceptance of our autonomous solutions. We believe the evolving energy landscape will support increased commodity demand over time, providing further opportunities for long-term profitable growth.
In Energy & Transportation, the growth in backlog was driven by robust order activity in both Oil and Gas and Power Generation. Demand remains strong in Power Generation for both reciprocating engines and turbines and turbine-related services in 2025. The strength of our backlog gives us confidence in our long-term outlook. For Oil and Gas reciprocating engines and services, we expect continuing softness in well servicing due to ongoing capital discipline by our customers, industry consolidation and efficiency improvements in our customers’ operations. Also within Oil and Gas reciprocating engines and services, we see positive momentum in gas compression. For turbines and turbine-related services used in Oil and Gas applications, backlog remains strong, and we continue to see healthy orders. Demand for products in Industrial applications is expected to remain at a relatively low level. Transportation is expected to remain stable.
Full-Year 2025 Company Trends and Expectations
We are closely monitoring the evolving economic conditions. Due to the tariff announcements and increasing economic uncertainty, we have evaluated a variety of scenarios to estimate the potential impact of tariffs on our results for the remainder of the year.
Demand signals were stronger than we expected in the first quarter of 2025, including backlog growth across our three primary segments and stronger than expected sales of equipment to end users in Construction Industries and Resource Industries. These indicators boost our confidence in the resilience of our sales and revenues this year.
For the full-year 2025, in a pre-tariff scenario, which does not include any impact from tariffs, we expect sales and revenues to be about flat compared to 2024.
In our alternative scenario, which assumes negative economic growth in the second half of 2025, we expect full-year sales and revenues to only be down slightly in 2025 as compared to 2024. This expectation is a reflection of the diversity of our end markets and the strength of our record backlog, especially for large reciprocating engines and for turbines and turbine-related services.
We expect the year over year impact of unfavorable price realization to be greater in the first and second quarters of 2025 and expect it to moderate in the second half of 2025. In addition, we also do not expect a significant decrease in machine dealer inventory as we saw in the fourth quarter of 2024, and we still expect dealers to hold inventories about flat for the full year.
We have assessed potential cost impacts from the current tariffs which have been announced and implemented for the full-year 2025 before any additional mitigation actions; however, given the uncertainty of what the tariff rates could be and the timing of any additional mitigation actions, it is not possible to derive an accurate estimate of the net full-year 2025 impact of tariffs.
In 2025, we continue to expect restructuring costs of approximately $150 million to $200 million and expect capital expenditures of about $2.5 billion. We anticipate the annual effective tax rate, excluding discrete items, to be 23.0 percent in 2025.
Second-Quarter 2025 Company Trends and Expectations
In the second quarter of 2025, we expect sales and revenues to be similar to the second quarter of 2024. Sales growth in Energy & Transportation is expected to be offset by lower sales in Construction Industries and Resource Industries, primarily driven by unfavorable price realization. Machine sales volume is expected to be about flat.
In the second quarter of 2025 as compared to the second quarter of 2024, we anticipate lower sales in Construction Industries primarily due to unfavorable price realization, partially offset by slightly higher sales volume. In Resource Industries, we expect lower sales primarily due to unfavorable price realization and slightly lower sales volume. In Energy & Transportation, we anticipate higher sales in the second quarter of 2025 as compared to the second quarter of 2024, primarily driven by strength in Power Generation and Oil and Gas. The strength in Oil and Gas is driven by turbines and turbine-related services. We expect favorable price realization for Energy & Transportation in the second quarter of 2025.
In the second quarter of 2025 as compared to the second quarter of 2024, we expect unfavorable price realization, unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses. We anticipate $250 million to $350 million of estimated cost in the second quarter of 2025 related to the tariffs which have been announced and implemented in 2025. This estimate is net of initial mitigation efforts and cost controls which represent limited, short-term actions that we were able to implement quickly.
In Construction Industries, we expect unfavorable price realization in the second quarter of 2025 as compared to the second quarter of 2024. We expect about 50 percent of the $250 million to $350 million of estimated cost related to tariffs to be incurred in Construction Industries. In Resource Industries, we expect unfavorable price realization and higher SG&A/R&D expenses in the second quarter of 2025 as compared to the second quarter of 2024. We expect about 25 percent of the $250 million to $350 million of estimated cost related to tariffs to be incurred in Resource Industries. In Energy & Transportation, we expect the profit impact of higher sales volume and favorable price realization to be partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. We expect about 25 percent of the $250 million to $350 million of estimated cost related to tariffs to be incurred in Energy & Transportation.
Global Business Conditions
We continue to monitor a variety of external factors around the world, such as supply chain disruptions, inflationary cost, labor pressures and the impact of trade policies. Areas of particular focus include transportation, certain components and raw materials. We continue to work to minimize supply chain challenges that may impact our ability to meet customer demand. We continue to assess the environment to determine if additional actions need to be taken.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2024 Form 10-K.
Notes:
•Glossary of terms is included on pages 52-54; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 57-59.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2025 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2024

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2024 (at left) and the first quarter of 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the first quarter of 2025 were $14.249 billion, a decrease of $1.550 billion, or 10 percent, compared with $15.799 billion in the first quarter of 2024. The decrease was primarily due to lower sales volume of $1.1 billion and unfavorable price realization of $250 million. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased by $100 million during the first quarter of 2025, compared with an increase of $1.4 billion during the first quarter of 2024.
Sales were lower across the three primary segments.
North America sales decreased 11 percent primarily due to lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased less during the first quarter of 2025 than during the first quarter of 2024.
Sales decreased 3 percent in Latin America mainly due to unfavorable currency impacts primarily related to the Brazilian real, partially offset by higher sales volume. The increase in sales volume was primarily driven by higher sales of equipment to end users.
EAME sales decreased 13 percent primarily due to lower sales volume and unfavorable price realization. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory decreased during the first quarter of 2025, compared with an increase during the first quarter of 2024.
Asia/Pacific sales decreased 12 percent mainly due to lower sales volume and unfavorable currency impacts primarily related to the Australian dollar. The decrease in sales volume was primarily driven by lower sales of equipment to end users.
Total dealer inventory increased $100 million during the first quarter of 2025, compared with an increase of $1.4 billion during the first quarter of 2024. Machine dealer inventory was about flat during the first quarter of 2025, compared with an increase of $1.1 billion during the first quarter of 2024. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2024	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2025	$ Change	% Change

Construction Industries	$6,424	$(820)	$(355)	$(98)	$33	$5,184	$(1,240)	(19%)
Resource Industries	3,193	(179)	(50)	(46)	(34)	2,884	(309)	(10%)
Energy & Transportation	6,681	(175)	155	(69)	(24)	6,568	(113)	(2%)
All Other Segment	109	(2)	—	(1)	(15)	91	(18)	(17%)
Corporate Items and Eliminations	(1,447)	66	—	(8)	40	(1,349)	98
Machinery, Energy & Transportation Sales	14,960	(1,110)	(250)	(222)	—	13,378	(1,582)	(11%)

Financial Products Segment	991	—	—	—	16	1,007	16	2%
Corporate Items and Eliminations	(152)	—	—	—	16	(136)	16
Financial Products Revenues	839	—	—	—	32	871	32	4%

Consolidated Sales and Revenues	$15,799	$(1,110)	$(250)	$(222)	$32	$14,249	$(1,550)	(10%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2025
Construction Industries	$2,904	(24%)	$504	(15%)	$867	(13%)	$869	(12%)	$5,144		(20%)	$40	471%	$5,184	(19%)
Resource Industries	1,084	(14%)	561	18%	406	(13%)	770	(14%)	2,821		(9%)	63	(35%)	2,884	(10%)
Energy & Transportation	3,142	6%	370	(9%)	1,130	(13%)	756	(9%)	5,398		(2%)	1,170	(2%)	6,568	(2%)
All Other Segment	17	(6%)	—	100%	2	(50%)	12	(8%)	31		(9%)	60	(20%)	91	(17%)
Corporate Items and Eliminations	(11)		—		(2)		(3)		(16)			(1,333)		(1,349)
Machinery, Energy & Transportation Sales	7,136	(11%)	1,435	(3%)	2,403	(13%)	2,404	(12%)	13,378		(11%)	—	—%	13,378	(11%)

Financial Products Segment	682	3%	99	(2%)	122	(1%)	104	(4%)	1,007	[1]	2%	—	—%	1,007	2%
Corporate Items and Eliminations	(80)		(19)		(19)		(18)		(136)			—		(136)
Financial Products Revenues	602	7%	80	(4%)	103	(1%)	86	(1%)	871		4%	—	—%	871	4%

Consolidated Sales and Revenues	$7,738	(10%)	$1,515	(3%)	$2,506	(12%)	$2,490	(12%)	$14,249		(10%)	$—	—%	$14,249	(10%)

First Quarter 2024
Construction Industries	$3,833		$595		$996		$993		$6,417			$7		$6,424
Resource Industries	1,264		476		465		891		3,096			97		3,193
Energy & Transportation	2,951		408		1,294		834		5,487			1,194		6,681
All Other Segment	18		(1)		4		13		34			75		109
Corporate Items and Eliminations	(58)		(2)		(11)		(3)		(74)			(1,373)		(1,447)
Machinery, Energy & Transportation Sales	8,008		1,476		2,748		2,728		14,960			—		14,960

Financial Products Segment	659		101		123		108		991	[1]		—		991
Corporate Items and Eliminations	(94)		(18)		(19)		(21)		(152)			—		(152)
Financial Products Revenues	565		83		104		87		839			—		839

Consolidated Sales and Revenues	$8,573		$1,559		$2,852		$2,815		$15,799			$—		$15,799

1 Includes revenues from Machinery, Energy & Transportation of $163 million and $177 million in the first quarter of 2025 and 2024, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2024 (at left) and the first quarter of 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation's other operating (income) expenses.
Operating profit for the first quarter of 2025 was $2.579 billion, a decrease of $940 million, or 27 percent, compared with $3.519 billion in the first quarter of 2024. The decrease was mainly due to the profit impact of lower sales volume of $652 million and unfavorable price realization of $250 million.
Operating profit margin was 18.1 percent for the first quarter of 2025, compared with 22.3 percent for the first quarter of 2024.

Profit (Loss) by Segment
(Millions of dollars)	First Quarter 2025	First Quarter 2024	$ Change	% Change
Construction Industries	$1,024	$1,764	$(740)	(42%)
Resource Industries	599	730	(131)	(18%)
Energy & Transportation	1,314	1,301	13	1%
All Other Segment	(21)	24	(45)	(188%)
Corporate Items and Eliminations	(401)	(415)	14
Machinery, Energy & Transportation	2,515	3,404	(889)	(26%)

Financial Products Segment	215	293	(78)	(27%)
Corporate Items and Eliminations	(14)	(25)	11
Financial Products	201	268	(67)	(25%)
Consolidating Adjustments	(137)	(153)	16
Consolidated Operating Profit	$2,579	$3,519	$(940)	(27%)

Other Profit/Loss and Tax Items
▪Interest expense excluding Financial Products in the first quarter of 2025 was $116 million, compared with $143 million in the first quarter of 2024. The decrease was due to lower average debt outstanding and lower average borrowing rates.
▪Other income (expense) in the first quarter of 2025 was income of $107 million, compared with income of $156 million in the first quarter of 2024. The change was primarily driven by unfavorable foreign currency impacts.
▪The effective tax rate for the first quarter of 2025 was 22.3 percent compared to 19.5 percent for the first quarter of 2024. Excluding the discrete items discussed below, the first-quarter 2025 estimated annual effective tax rate was 23.0 percent compared with 22.5 percent for the first quarter of 2024.
A discrete tax benefit of $17 million was recorded in the first quarter of 2025, compared with a $38 million benefit in the first quarter of 2024, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In addition, the estimated annual effective tax rate in the first quarter of 2024 excluded the impact of nontaxable gains of $64 million for the divestiture of a non-U.S. mining entity along with a related tax benefit of $54 million.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 57-59.
Construction Industries
Construction Industries’ total sales were $5.184 billion in the first quarter of 2025, a decrease of $1.240 billion, or 19 percent, compared with $6.424 billion in the first quarter of 2024. The decrease was primarily due to lower sales volume of $820 million and unfavorable price realization of $355 million. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased slightly during the first quarter of 2025, compared with an increase during the first quarter of 2024.
•In North America, sales decreased due to lower sales volume and unfavorable price realization. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the first quarter of 2025, compared with an increase during the first quarter of 2024.
•Sales decreased in Latin America due to unfavorable currency impacts primarily related to the Brazilian real, unfavorable price realization and lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the first quarter of 2025, compared with an increase during the first quarter of 2024.
•In EAME, sales decreased primarily due to unfavorable price realization and lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during the first quarter of 2025 than during the first quarter of 2024.
•Sales decreased in Asia/Pacific due to lower sales volume, unfavorable price realization and unfavorable currency impacts primarily related to the Japanese yen. Lower sales volume was mainly driven by lower sales of equipment to end users.
Construction Industries’ segment profit was $1.024 billion in the first quarter of 2025, a decrease of $740 million, or 42 percent, compared with $1.764 billion in the first quarter of 2024. The decrease was mainly due to the profit impact of lower sales volume of $371 million and unfavorable price realization of $355 million.
Construction Industries’ segment profit as a percentage of total sales was 19.8 percent in the first quarter of 2025, compared with 27.5 percent in the first quarter of 2024.
Resource Industries
Resource Industries’ total sales were $2.884 billion in the first quarter of 2025, a decrease of $309 million, or 10 percent, compared with $3.193 billion in the first quarter of 2024. The decrease was primarily due to lower sales volume of $179 million, unfavorable price realization of $50 million and unfavorable currency impacts of $46 million, primarily related to the Australian dollar. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
Resource Industries’ segment profit was $599 million in the first quarter of 2025, a decrease of $131 million, or 18 percent, compared with $730 million in the first quarter of 2024. The decrease was mainly due to the profit impact of lower sales volume.
Resource Industries’ segment profit as a percentage of total sales was 20.8 percent in the first quarter of 2025, compared with 22.9 percent in the first quarter of 2024.

Energy & Transportation

Sales by Application
(Millions of dollars)	First Quarter 2025	First Quarter 2024	$ Change	% Change
Oil and Gas	$1,258	$1,568	$(310)	(20%)
Power Generation	1,996	1,618	378	23%
Industrial	967	989	(22)	(2%)
Transportation	1,177	1,312	(135)	(10%)
External Sales	5,398	5,487	(89)	(2%)
Inter-segment	1,170	1,194	(24)	(2%)
Total Sales	$6,568	$6,681	$(113)	(2%)

Energy & Transportation’s total sales were $6.568 billion in the first quarter of 2025, a decrease of $113 million, or 2 percent, compared with $6.681 billion in the first quarter of 2024. The decrease was primarily due to lower sales volume of $175 million, unfavorable currency impacts of $69 million primarily related to the euro, and lower inter-segment sales of $24 million, partially offset by favorable price realization of $155 million.
•Oil and Gas – Sales decreased in reciprocating engines used in gas compression and well servicing applications. Sales also decreased for turbines and turbine-related services.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
•Industrial – Sales decreased primarily in North America and Asia/Pacific, partially offset by increased sales in EAME.
•Transportation – Sales decreased in marine. International locomotive deliveries were also lower.
Energy & Transportation’s segment profit was $1.314 billion in the first quarter of 2025, an increase of $13 million, or 1 percent, compared with $1.301 billion in the first quarter of 2024. The increase was primarily due to favorable price realization of $155 million, mostly offset by the profit impact of lower sales volume of $114 million and unfavorable manufacturing costs of $40 million. Unfavorable manufacturing costs largely reflected increased period manufacturing costs.
Energy & Transportation’s segment profit as a percentage of total sales was 20.0 percent in the first quarter of 2025, compared with 19.5 percent in the first quarter of 2024.
Financial Products Segment
Financial Products’ segment revenues were $1.007 billion in the first quarter of 2025, an increase of $16 million, or 2 percent, compared with $991 million in the first quarter of 2024. The increase was primarily due to a favorable impact from higher average earning assets of $28 million driven by North America, partially offset by an unfavorable impact from lower average financing rates of $15 million primarily in North America.
Financial Products’ segment profit was $215 million in the first quarter of 2025, a decrease of $78 million, or 27 percent, compared with $293 million in the first quarter of 2024. The decrease was mainly due to the absence of an insurance settlement of $33 million in the first quarter of 2024, higher provision for credit losses at Cat Financial of $22 million, an unfavorable impact from lower net yield on average earning assets of $14 million and an unfavorable impact from equity securities of $14 million.
At the end of the first quarter of 2025, past dues at Cat Financial were 1.58 percent, compared with 1.78 percent at the end of the first quarter of 2024. Write-offs, net of recoveries, were $20 million for the first quarter of 2025, compared with $55 million for the first quarter of 2024. As of March 31, 2025, Cat Financial's allowance for credit losses totaled $282 million, or 0.95 percent of finance receivables, compared with $267 million, or 0.91 percent of finance receivables at December 31, 2024.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $415 million in the first quarter of 2025, a decrease of $25 million from the first quarter of 2024, driven by a favorable change in fair value adjustments related to deferred compensation plans and decreased expenses due to timing differences, partially offset by unfavorable impacts of segment reporting methodology differences, unfavorable restructuring income/costs and higher corporate costs.

RESTRUCTURING COSTS

In 2025, we expect to incur about $150 million to $200 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $30 million in 2025 compared with 2024.

Additional information related to restructuring costs is included in Note 20 – "Restructuring income/costs" of Part I, Item 1 "Financial Statements."
GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring income/costs as a percentage of sales and revenues.
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

11.Energy & Transportation – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses as well as product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric and hybrid locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first three months of 2025 and ended the first quarter with $3.562 billion of cash, a decrease of $3.327 billion from year-end 2024. In addition, ME&T invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $1.215 billion as of March 31, 2025 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first three months of 2025 was $1.289 billion, down $763 million compared to the same period a year ago. The decrease was primarily due to lower profit before taxes adjusted for non-cash items.

Total debt as of March 31, 2025 was $38.588 billion, an increase of $179 million from year-end 2024. Debt related to ME&T increased $63 million in the first three months of 2025, while debt related to Financial Products increased $142 million.

As of March 31, 2025, we had three global credit facilities with a syndicate of banks totaling $10.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of March 31, 2025 was $2.750 billion. Information on our Credit Facility is as follows:
•The 364-day facility of $3.150 billion (of which $825 million is available to ME&T) expires in August 2025.
•The three-year facility, as amended in August 2024, of $2.730 billion (of which $715 million is available to ME&T) expires in August 2027.
•The five-year facility, as amended in August 2024, of $4.620 billion (of which $1.210 billion is available to ME&T) expires in August 2029.

At March 31, 2025, Caterpillar’s consolidated net worth was $18.132 billion, which was above the $9.000 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2025, Cat Financial’s covenant interest coverage ratio was 1.36 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at March 31, 2025, Cat Financial’s six-month covenant leverage ratio was 7.42 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2025, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of March 31, 2025 were:

	March 31, 2025
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	3,944	612	3,332
Total credit lines available	14,444	3,362	11,082
Less: Commercial paper outstanding	(2,990)	—	(2,990)
Less: Utilized credit	(716)	—	(716)
Available credit	$10,738	$3,362	$7,376

The other external consolidated credit lines with banks as of March 31, 2025 totaled $3.944 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Energy & Transportation

Net cash provided by operating activities was $926 million in the first three months of 2025, compared with net cash provided of $1.771 billion for the same period in 2024. The decrease was primarily due to lower profit before taxes, adjusted for non-cash items, and higher working capital requirements. Within working capital, changes in inventories unfavorably impacted cash flow, but were partially offset by changes in customer advances.

Net cash provided by investing activities in the first three months of 2025 was $30 million, compared with net cash provided of $1.225 billion in the first three months of 2024. The change was primarily due to lower proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024.

Net cash used for financing activities during the first three months of 2025 was $4.432 billion, compared with net cash used of $5.120 billion in the same period of 2024. The change was primarily due to lower payments to purchase common stock in the first three months of 2025 compared to the same period in 2024.

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

Operational excellence and commitments – Capital expenditures were $704 million during the first three months of 2025, compared to $502 million for the same period in 2024. We expect ME&T’s capital expenditures in 2025 to be about $2.5 billion. We made $211 million of contributions to our pension and other postretirement benefit plans during the first three months of 2025. We currently anticipate full-year 2025 contributions of approximately $354 million. In comparison, we made $113 million of contributions to our pension and other postretirement benefit plans during the first three months of 2024.

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

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2025, the Board of Directors approved maintaining our quarterly dividend representing $1.41 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $674 million in the first three months of 2025.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first three months of 2025, we repurchased $3.660 billion of Caterpillar common stock. As of March 31, 2025, the 2022 Authorization was fully utilized and $16.468 billion remained available under the 2024 Authorization. Our basic shares outstanding as of March 31, 2025 were approximately 471 million.

Financial Products

Net cash provided by operating activities was $297 million in the first three months of 2025, compared with $308 million for the same period in 2024. Net cash used for investing activities was $132 million in the first three months of 2025, compared with $291 million for the same period in 2024. The change was primarily due to portfolio related activity and an increase in proceeds from maturities and sale of securities. Net cash used for financing activities was $71 million in the first three months of 2025, compared with net cash provided of $117 million for the same period in 2024. The change was due to external borrowing activity.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2 – “New accounting guidance” of Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2024 Annual Report on Form 10-K.

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Order Backlog

At the end of the first quarter of 2025, the dollar amount of backlog believed to be firm was approximately $35.0 billion, about $5.0 billion higher than the fourth quarter of 2024. The order backlog increased across the primary segments, with the largest increase in Energy & Transportation. Of the total backlog at March 31, 2025, approximately $9.2 billion was not expected to be filled in the following twelve months.

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
We believe it is important to separately quantify the profit impact of two significant items in order for the company’s results to be meaningful to readers. These items consist of (i) other restructuring income/costs and (ii) restructuring income related to the divestiture of a non-U.S. mining entity in 2024. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing the company’s period-over-period results.
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended March 31, 2025 - U.S. GAAP	$2,579	18.1%	$2,570	$574	$2,003	$4.20
Other restructuring (income) costs	32	0.2%	33	8	25	0.05
Three Months Ended March 31, 2025 - Adjusted	$2,611	18.3%	$2,603	$582	$2,028	$4.25

Three Months Ended March 31, 2024 - U.S. GAAP	$3,519	22.3%	$3,532	$688	$2,856	$5.75
Restructuring (income) - non-U.S. mining entity divestiture	(64)	(0.5)%	(64)	54	(118)	(0.24)
Other restructuring (income) costs	58	0.4%	58	14	44	0.09
Three Months Ended March 31, 2024 - Adjusted	$3,513	22.2%	$3,526	$756	$2,782	$5.60

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. For the three months ended March 31, 2025, and 2024, these items consist of (i) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense and (ii) restructuring income related to the divestiture of a non-U.S. mining entity in 2024. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.
A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended March 31, 2025 - U.S. GAAP	$2,570	$574	22.3%
Excess stock-based compensation	—	17
Annual effective tax rate, excluding discrete items	$2,570	$591	23.0%
Excess stock-based compensation	—	(17)
Other restructuring (income) costs	33	8
Three Months Ended March 31, 2025 - Adjusted	$2,603	$582

Three Months Ended March 31, 2024 - U.S. GAAP	$3,532	$688	19.5%
Restructuring (income) - non-US mining entity divestiture	(64)	54
Excess stock-based compensation	—	38
Annual effective tax rate, excluding discrete items	$3,468	$780	22.5%
Excess stock-based compensation	—	(38)
Other restructuring (income) costs	58	14
Three Months Ended March 31, 2024 - Adjusted	$3,526	$756

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.
Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31,
	2025	2024
ME&T net cash provided by operating activities [1]	$926	$1,771
ME&T capital expenditures	(704)	(502)
ME&T free cash flow	$222	$1,269
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 64 - 65.

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

Pages 60 to 65 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$13,378	$13,378	$—	$—
Revenues of Financial Products	871	—	1,048	(177)	[1]
Total sales and revenues	14,249	13,378	1,048	(177)

Operating costs:
Cost of goods sold	8,965	8,967	—	(2)	[2]
Selling, general and administrative expenses	1,593	1,408	196	(11)	[2]
Research and development expenses	480	480	—	—
Interest expense of Financial Products	326	—	326	—
Other operating (income) expenses	306	8	325	(27)	[2]
Total operating costs	11,670	10,863	847	(40)

Operating profit	2,579	2,515	201	(137)

Interest expense excluding Financial Products	116	119	—	(3)	[3]
Other income (expense)	107	(45)	18	134	[4]

Consolidated profit before taxes	2,570	2,351	219	—

Provision (benefit) for income taxes	574	520	54	—
Profit of consolidated companies	1,996	1,831	165	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,003	1,838	165	—

Profit [5]	$2,003	$1,838	$165	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$3,562	$2,741	$821	$—
Receivables – trade and other	9,116	3,321	551	5,244	[1,2]
Receivables – finance	9,655	—	15,168	(5,513)	[2]
Prepaid expenses and other current assets	2,824	2,413	448	(37)	[3]
Inventories	17,862	17,862	—	—
Total current assets	43,019	26,337	16,988	(306)

Property, plant and equipment – net	13,432	9,655	3,777	—
Long-term receivables – trade and other	1,261	532	94	635	[1,2]
Long-term receivables – finance	13,452	—	14,274	(822)	[2]
Noncurrent deferred and refundable income taxes	3,334	3,614	119	(399)	[4]
Intangible assets	361	361	—	—
Goodwill	5,270	5,270	—	—
Other assets	4,845	3,567	2,299	(1,021)	[5]
Total assets	$84,974	$49,336	$37,551	$(1,913)

Liabilities
Current liabilities:
Short-term borrowings	$3,454	$—	$3,454	$—
Accounts payable	7,792	7,726	345	(279)	[6,7]
Accrued expenses	4,990	4,304	686	—
Accrued wages, salaries and employee benefits	1,259	1,230	29	—
Customer advances	2,951	2,932	3	16	[7]
Other current liabilities	2,834	2,162	733	(61)	[4,5,8]
Long-term debt due within one year	9,315	29	9,286	—
Total current liabilities	32,595	18,383	14,536	(324)

Long-term debt due after one year	25,819	8,811	17,201	(193)	[9]
Liability for postemployment benefits	3,575	3,575	—	—
Other liabilities	4,915	4,033	1,306	(424)	[4,5]
Total liabilities	66,904	34,802	33,043	(941)
Commitments and contingencies
Shareholders’ equity
Common stock	6,043	6,043	905	(905)	[10]
Treasury stock	(47,127)	(47,127)	—	—
Profit employed in the business	61,356	56,626	4,720	10	[10]
Accumulated other comprehensive income (loss)	(2,205)	(1,013)	(1,192)	—
Noncontrolling interests	3	5	75	(77)	[10]
Total shareholders’ equity	18,070	14,534	4,508	(972)
Total liabilities and shareholders’ equity	$84,974	$49,336	$37,551	$(1,913)
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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,889	$6,165	$724	$—
Receivables – trade and other	9,282	3,463	688	5,131	[1,2]
Receivables – finance	9,565	—	14,957	(5,392)	[2]
Prepaid expenses and other current assets	3,119	2,872	401	(154)	[3]
Inventories	16,827	16,827	—	—
Total current assets	45,682	29,327	16,770	(415)

Property, plant and equipment – net	13,361	9,531	3,830	—
Long-term receivables – trade and other	1,225	500	86	639	[1,2]
Long-term receivables – finance	13,242	—	14,048	(806)	[2]
Noncurrent deferred and refundable income taxes	3,312	3,594	118	(400)	[4]
Intangible assets	399	399	—	—
Goodwill	5,241	5,241	—	—
Other assets	5,302	4,050	2,277	(1,025)	[5]
Total assets	$87,764	$52,642	$37,129	$(2,007)

Liabilities
Current liabilities:
Short-term borrowings	$4,393	$—	$4,393	$—
Accounts payable	7,675	7,619	331	(275)	[6,7]
Accrued expenses	5,243	4,589	654	—
Accrued wages, salaries and employee benefits	2,391	2,335	56	—
Customer advances	2,322	2,305	3	14	[7]
Dividends payable	674	674	—	—
Other current liabilities	2,909	2,388	696	(175)	[4,8]
Long-term debt due within one year	6,665	46	6,619	—
Total current liabilities	32,272	19,956	12,752	(436)

Long-term debt due after one year	27,351	8,731	18,787	(167)	[9]
Liability for postemployment benefits	3,757	3,757	—	—
Other liabilities	4,890	3,977	1,344	(431)	[4]
Total liabilities	68,270	36,421	32,883	(1,034)
Commitments and contingencies
Shareholders’ equity
Common stock	6,941	6,941	905	(905)	[10]
Treasury stock	(44,331)	(44,331)	—	—
Profit employed in the business	59,352	54,787	4,555	10	[10]
Accumulated other comprehensive income (loss)	(2,471)	(1,182)	(1,289)	—
Noncontrolling interests	3	6	75	(78)	[10]
Total shareholders’ equity	19,494	16,221	4,246	(973)
Total liabilities and shareholders’ equity	$87,764	$52,642	$37,129	$(2,007)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,003	$1,838	$165	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	540	351	189	—
Provision (benefit) for deferred income taxes	(38)	(34)	(4)	—
Other	78	76	(123)	125	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	155	215	(19)	(41)	[1,2]
Inventories	(990)	(990)	—	—
Accounts payable	401	343	60	(2)	[1]
Accrued expenses	(198)	(211)	13	—
Accrued wages, salaries and employee benefits	(1,144)	(1,117)	(27)	—
Customer advances	713	713	—	—
Other assets – net	69	224	(12)	(143)	[1]
Other liabilities – net	(300)	(482)	55	127	[1]
Net cash provided by (used for) operating activities	1,289	926	297	66

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(710)	(700)	(11)	1	[1]
Expenditures for equipment leased to others	(208)	(4)	(205)	1	[1]
Proceeds from disposals of leased assets and property, plant and equipment	149	14	137	(2)	[1]
Additions to finance receivables	(3,209)	—	(3,549)	340	[2]
Collections of finance receivables	3,049	—	3,458	(409)	[2]
Net intercompany purchased receivables	—	—	(3)	3	[2]
Proceeds from sale of finance receivables	7	—	7	—
Net intercompany borrowings	—	—	7	(7)	[3]
Investments and acquisitions (net of cash acquired)	(2)	(2)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	12	—	—
Proceeds from maturities and sale of securities	923	782	141	—
Investments in securities	(177)	(28)	(149)	—
Other – net	(9)	(44)	35	—
Net cash provided by (used for) investing activities	(175)	30	(132)	(73)

Cash flow from financing activities:
Dividends paid	(674)	(674)	—	—
Common stock issued, including treasury shares reissued	(64)	(64)	—	—
Payments to purchase common stock	(3,660)	(3,660)	—	—
Net intercompany borrowings	—	(7)	—	7	[3]
Proceeds from debt issued (original maturities greater than three months)	2,633	—	2,633	—
Payments on debt (original maturities greater than three months)	(1,797)	(27)	(1,770)	—
Short-term borrowings – net (original maturities three months or less)	(934)	—	(934)	—
Net cash provided by (used for) financing activities	(4,496)	(4,432)	(71)	7
Effect of exchange rate changes on cash	54	49	5	—
Increase (decrease) in cash, cash equivalents and restricted cash	(3,328)	(3,427)	99	—
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,170	726	—
Cash, cash equivalents and restricted cash at end of period	$3,568	$2,743	$825	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,854	$2,636	$218	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	524	328	196	—
Provision (benefit) for deferred income taxes	(54)	(23)	(31)	—
(Gain) loss on divestiture	(64)	(64)	—	—
Other	(5)	(16)	(120)	131	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(81)	111	(40)	(152)	1.2
Inventories	(439)	(434)	—	(5)	[1]
Accounts payable	203	179	30	(6)	[1]
Accrued expenses	(38)	(47)	9	—
Accrued wages, salaries and employee benefits	(1,454)	(1,422)	(32)	—
Customer advances	279	279	—	—
Other assets – net	60	102	3	(45)	[1]
Other liabilities – net	267	142	75	50	[1]
Net cash provided by (used for) operating activities	2,052	1,771	308	(27)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(500)	(493)	(8)	1	[1]
Expenditures for equipment leased to others	(236)	(9)	(233)	6	[1]
Proceeds from disposals of leased assets and property, plant and equipment	155	5	152	(2)	[1]
Additions to finance receivables	(3,256)	—	(3,573)	317	[2]
Collections of finance receivables	3,140	—	3,572	(432)	[2]
Net intercompany purchased receivables	—	—	(137)	137	[2]
Proceeds from sale of finance receivables	13	—	13	—
Net intercompany borrowings	—	—	3	(3)	[3]
Proceeds from sale of businesses and investments (net of cash sold)	42	42	—	—
Proceeds from maturities and sale of securities	1,867	1,797	70	—
Investments in securities	(275)	(148)	(127)	—
Other – net	8	31	(23)	—
Net cash provided by (used for) investing activities	958	1,225	(291)	24

Cash flow from financing activities:
Dividends paid	(648)	(648)	—	—
Common stock issued, including treasury shares reissued	(8)	(8)	—	—
Payments to purchase common stock	(4,455)	(4,455)	—	—
Net intercompany borrowings	—	(3)	—	3	[3]
Proceeds from debt issued (original maturities greater than three months)	2,731	—	2,731	—
Payments on debt (original maturities greater than three months)	(1,570)	(6)	(1,564)	—
Short-term borrowings – net (original maturities three months or less)	(1,050)	—	(1,050)	—
Net cash provided by (used for) financing activities	(5,000)	(5,120)	117	3
Effect of exchange rate changes on cash	(30)	(20)	(10)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,020)	(2,144)	124	—
Cash, cash equivalents and restricted cash at beginning of period	6,985	6,111	874	—
Cash, cash equivalents and restricted cash at end of period	$4,965	$3,967	$998	$—

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2025, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
January 1-31, 2025	552,308	$376.35	552,308		$19.920
February 1-28, 2025	6,273,914	$369.60	6,273,914	[2]	$16.701
March 1-31, 2025	689,059	$339.08	689,059		$16.468
Total	7,515,281	$367.29	7,515,281

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of March 31, 2025, the 2022 Authorization was fully utilized and approximately $16.5 billion remained available under the 2024 Authorization.
[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the first quarter of 2025.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2025, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 16,000 active participants in the aggregate. During the first quarter of 2025, approximately 50,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

During the three months ended March 31, 2025, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CATERPILLAR INC.

May 7, 2025	/s/ Joseph E. Creed	Chief Executive Officer
Joseph E. Creed

May 7, 2025	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

May 7, 2025	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

May 7, 2025	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp