Form 10-Q
period 2025-06-30
CATERPILLAR INC
filed 2025-08-06
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

At June 30, 2025, 468,478,923 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2025	2024
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,674	$15,840
Revenues of Financial Products	895	849
Total sales and revenues	16,569	16,689

Operating costs:
Cost of goods sold	10,807	10,150
Selling, general and administrative expenses	1,694	1,652
Research and development expenses	551	535
Interest expense of Financial Products	336	314
Other operating (income) expenses	321	556
Total operating costs	13,709	13,207

Operating profit	2,860	3,482

Interest expense excluding Financial Products	126	137
Other income (expense)	84	155

Consolidated profit before taxes	2,818	3,500

Provision (benefit) for income taxes	646	836
Profit of consolidated companies	2,172	2,664

Equity in profit (loss) of unconsolidated affiliated companies	7	17

Profit of consolidated and affiliated companies	2,179	2,681

Less: Profit (loss) attributable to noncontrolling interests	—	—

Profit [1]	$2,179	$2,681

Profit per common share	$4.64	$5.50

Profit per common share – diluted [2]	$4.62	$5.48

Weighted-average common shares outstanding (millions)
– Basic	469.7	487.2
– Diluted [2]	471.5	489.5
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2025	2024

Profit of consolidated and affiliated companies	$2,179	$2,681
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	435	(71)
Pension and other postretirement benefits	(1)	(3)
Derivative financial instruments	63	(62)
Available-for-sale securities	24	(1)

Total other comprehensive income (loss), net of tax	521	(137)
Comprehensive income attributable to shareholders	$2,700	$2,544
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2025	2024
Sales and revenues:
Sales of Machinery, Energy & Transportation	$29,052	$30,800
Revenues of Financial Products	1,766	1,688
Total sales and revenues	30,818	32,488

Operating costs:
Cost of goods sold	19,772	19,812
Selling, general and administrative expenses	3,287	3,229
Research and development expenses	1,031	1,055
Interest expense of Financial Products	662	612
Other operating (income) expenses	627	779
Total operating costs	25,379	25,487

Operating profit	5,439	7,001

Interest expense excluding Financial Products	242	280
Other income (expense)	191	311

Consolidated profit before taxes	5,388	7,032

Provision (benefit) for income taxes	1,220	1,524
Profit of consolidated companies	4,168	5,508

Equity in profit (loss) of unconsolidated affiliated companies	14	27

Profit of consolidated and affiliated companies	4,182	5,535

Less: Profit (loss) attributable to noncontrolling interests	—	(2)

Profit [1]	$4,182	$5,537

Profit per common share	$8.85	$11.28

Profit per common share – diluted [2]	$8.82	$11.23

Weighted-average common shares outstanding (millions)
– Basic	472.4	490.7
– Diluted [2]	474.5	493.3
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2025	2024

Profit of consolidated and affiliated companies	$4,182	$5,535
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	623	(328)
Pension and other postretirement benefits	(2)	(6)
Derivative financial instruments	120	(62)
Available-for-sale securities	46	(14)

Total other comprehensive income (loss), net of tax	787	(410)
Comprehensive income	4,969	5,125
Less: comprehensive income (loss) attributable to the noncontrolling interests	—	(2)
Comprehensive income attributable to shareholders	$4,969	$5,127
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,442	$6,889
Receivables – trade and other	9,704	9,282
Receivables – finance	10,147	9,565
Prepaid expenses and other current assets	2,867	3,119
Inventories	18,595	16,827
Total current assets	46,755	45,682

Property, plant and equipment – net	13,896	13,361
Long-term receivables – trade and other	1,607	1,225
Long-term receivables – finance	13,835	13,242
Noncurrent deferred and refundable income taxes	3,427	3,312
Intangible assets	321	399
Goodwill	5,331	5,241
Other assets	5,153	5,302
Total assets	$90,325	$87,764

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$4,485	$4,393
Accounts payable	8,563	7,675
Accrued expenses	5,207	5,243
Accrued wages, salaries and employee benefits	1,618	2,391
Customer advances	3,412	2,322
Dividends payable	707	674
Other current liabilities	2,627	2,909
Long-term debt due within one year:
Machinery, Energy & Transportation	30	46
Financial Products	8,285	6,619
Total current liabilities	34,934	32,272

Long-term debt due after one year:
Machinery, Energy & Transportation	10,654	8,564
Financial Products	17,294	18,787
Liability for postemployment benefits	3,611	3,757
Other liabilities	5,169	4,890
Total liabilities	71,662	68,270
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/25 and 12/31/24 – 814,894,624) at paid-in amount	6,143	6,941
Treasury stock: (6/30/25 – 346,415,701 shares; 12/31/24 – 336,962,600 shares) at cost	(47,958)	(44,331)
Profit employed in the business	62,160	59,352
Accumulated other comprehensive income (loss)	(1,684)	(2,471)
Noncontrolling interests	2	3
Total shareholders’ equity	18,663	19,494
Total liabilities and shareholders’ equity	$90,325	$87,764
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	$5,663	$(40,039)	$54,108	$(2,093)	$6	$17,645
Profit (loss) of consolidated and affiliated companies	—	—	2,681	—	—	2,681
Foreign currency translation, net of tax	—	—	—	(71)	—	(71)
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	(62)	—	(62)
Available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Dividends declared [1]	—	—	(1,334)	—	—	(1,334)
Common shares issued from treasury stock for stock-based compensation: 203,219	4	12	—	—	—	16
Stock-based compensation expense	75	—	—	—	—	75
Common shares repurchased: 4,578,023 [2]	—	(1,570)	—	—	—	(1,570)
Outstanding authorized accelerated share repurchase	(250)	—	—	—	—	(250)
Other	25	(15)	—	—	—	10
Balance at June 30, 2024	$5,517	$(41,612)	$55,455	$(2,230)	$6	$17,136

Three Months Ended June 30, 2025
Balance at March 31, 2025	$6,043	$(47,127)	$61,356	$(2,205)	$3	$18,070
Profit (loss) of consolidated and affiliated companies	—	—	2,179	—	—	2,179
Foreign currency translation, net of tax	—	—	—	435	—	435
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	63	—	63
Available-for-sale securities, net of tax	—	—	—	24	—	24
Dividends declared [1]	—	—	(1,375)	—	—	(1,375)
Common shares issued from treasury stock for stock-based compensation: 103,310	—	5	—	—	—	5
Stock-based compensation expense	86	—	—	—	—	86
Common shares repurchased: 2,666,175 [2]	—	(828)	—	—	—	(828)
Other	14	(8)	—	—	(1)	5
Balance at June 30, 2025	$6,143	$(47,958)	$62,160	$(1,684)	$2	$18,663

1 Dividends per share of common stock of $2.92 and $2.71 were declared in the three months ended June 30, 2025 and 2024, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2024
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	5,537	—	(2)	5,535
Foreign currency translation, net of tax	—	—	—	(328)	—	(328)
Pension and other postretirement benefits, net of tax	—	—	—	(6)	—	(6)
Derivative financial instruments, net of tax	—	—	—	(62)	—	(62)
Available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Dividends declared [1]	—	—	(1,332)	—	—	(1,332)
Common shares issued from treasury stock for stock-based compensation: 1,427,357	(41)	49	—	—	—	8
Stock-based compensation expense	119	—	—	—	—	119
Common shares repurchased: 15,906,510 [2]	—	(5,275)	—	—	—	(5,275)
Outstanding authorized accelerated share repurchases	(1,000)	—	—	—	—	(1,000)
Other	36	(47)	—	—	(1)	(12)
Balance at June 30, 2024	$5,517	$(41,612)	$55,455	$(2,230)	$6	$17,136

Six Months Ended June 30, 2025
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	4,182	—	—	4,182
Foreign currency translation, net of tax	—	—	—	623	—	623
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	120	—	120
Available-for-sale securities, net of tax	—	—	—	46	—	46
Dividends declared [1]	—	—	(1,374)	—	—	(1,374)
Common shares issued from treasury stock for stock-based compensation: 728,355	(53)	(6)	—	—	—	(59)
Stock-based compensation expense	131	—	—	—	—	131
Common shares repurchased: 10,181,456 [2]	—	(3,588)	—	—	—	(3,588)
Outstanding authorized accelerated share repurchases	(900)	—	—	—	—	(900)
Other	24	(33)	—	—	(1)	(10)
Balance at June 30, 2025	$6,143	$(47,958)	$62,160	$(1,684)	$2	$18,663

1 Dividends per share of common stock of $2.92 and $2.71 were declared in the six months ended June 30, 2025 and 2024, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in Millions)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,182	$5,535
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,094	1,055
Provision (benefit) for deferred income taxes	(110)	(133)
(Gain) loss on divestiture	—	164
Other	398	105
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(319)	(245)
Inventories	(1,639)	(643)
Accounts payable	973	(21)
Accrued expenses	(12)	69
Accrued wages, salaries and employee benefits	(805)	(1,056)
Customer advances	1,276	341
Other assets – net	(90)	20
Other liabilities – net	(537)	(118)
Net cash provided by (used for) operating activities	4,411	5,073

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,265)	(841)
Expenditures for equipment leased to others	(608)	(614)
Proceeds from disposals of leased assets and property, plant and equipment	365	342
Additions to finance receivables	(7,064)	(7,446)
Collections of finance receivables	6,399	6,743
Proceeds from sale of finance receivables	18	37
Investments and acquisitions (net of cash acquired)	(21)	(32)
Proceeds from sale of businesses and investments (net of cash sold)	12	(61)
Proceeds from maturities and sale of securities	1,328	2,574
Investments in securities	(618)	(523)
Other – net	(53)	57
Net cash provided by (used for) investing activities	(1,507)	236

Cash flow from financing activities:
Dividends paid	(1,336)	(1,283)
Common stock issued, including treasury shares reissued	(59)	8
Payments to purchase common stock	(4,488)	(6,275)
Excise tax paid on purchases of common stock	(73)	—
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	1,976	—
- Financial Products	3,731	4,151
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(35)	(1,014)
- Financial Products	(4,133)	(4,203)
Short-term borrowings – net (original maturities three months or less)	72	687
Net cash provided by (used for) financing activities	(4,345)	(7,929)
Effect of exchange rate changes on cash	(7)	(17)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,448)	(2,637)
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,985
Cash, cash equivalents and restricted cash at end of period	$5,448	$4,348
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2025 and 2024, (b) the consolidated comprehensive income for the three and six months ended June 30, 2025 and 2024, (c) the consolidated financial position at June 30, 2025 and December 31, 2024, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024 and (e) the consolidated cash flow for the six months ended June 30, 2025 and 2024.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $8,354 million, $7,864 million and $7,923 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively. Long-term trade receivables from dealers and end users were $682 million, $640 million and $589 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $227 million, $238 million and $246 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $4,043 million, $2,745 million and $2,389 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2025, we recognized $462 million and $1,145 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2025. During the three and six months ended June 30, 2024, we recognized $360 million and $1,173 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2024.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. We report the estimated cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in the Consolidated Statement of Financial Position, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price in the subsequent period when the final discount is paid. As a result of differences between actual and estimated payments and changes in estimates, we recognized a decrease in revenue of $201 million and $454 million during the three and six months ended June 30, 2025, respectively, related to prior period sales. The change in revenue during the three and six months ended June 30, 2024 related to prior periods sales was inconsequential. Generally, we estimate the cost of these discounts for each product by model by geographic region based on historical experience and changes in merchandising programs known as of the period end financial reporting date. Products sold to dealers in a prior period that remained in dealer inventory during 2025 were subject to merchandising program actions taken in 2025 which resulted in higher discounts paid in the current year.

As of June 30, 2025, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $19.7 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following June 30, 2025. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $86 million and $131 million for the three and six months ended June 30, 2025, respectively, and $75 million and $119 million for the three and six months ended June 30, 2024, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Shares Granted	Weighted-Average Fair Value Per Share	Shares Granted	Weighted-Average Fair Value Per Share
Stock options	299,523	$106.04	296,295	$104.27
RSUs	442,800	$333.10	379,621	$338.65
PRSUs	199,856	$345.60	169,120	$408.64

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the six months ended June 30, 2025 and 2024, respectively:

	Grant Year
	2025	2024
Weighted-average dividend yield	2.13%	2.40%
Weighted-average volatility	30.5%	30.7%
Range of volatilities	26.6% - 32.6%	26.3% - 32.3%
Range of risk-free interest rates	4.13% - 4.40%	4.28% - 5.03%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2025 and 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the six months ended June 30, 2025 and 2024, respectively:

	Grant Year
	2025	2024
Expected volatility of the Company's stock	29.5%	29.8%
Risk-free interest rate	3.90%	4.38%

As of June 30, 2025, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $292 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.9 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of June 30, 2025, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	June 30, 2025		December 31, 2024
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$476	$(235)	$357	$(275)
Interest rate contracts	66	(119)	10	(201)
Total	$542	$(354)	$367	$(476)

Undesignated derivatives
Foreign exchange contracts	$41	$(82)	$91	$(56)
Commodity contracts	5	(3)	4	(6)
Total return swap contracts	30	—	—	(33)
Total	$76	$(85)	$95	$(95)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of June 30, 2025 and December 31, 2024 were $28.0 billion and $27.0 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended June 30,
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$139	$(13)	$72	$56
Interest rate contracts	—	—	15	4	1	14
Fair Value Hedges
Foreign exchange contracts	—	—	(2)	—	(1)	—
Interest rate contracts	(20)	(38)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(83)	64	—	—	—	—
Commodity contracts	(3)	11	—	—	—	—
Total return swap contracts	56	(12)	—	—	—	—
Total	$(50)	$25	$152	$(9)	$72	$70

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

(Millions of dollars)	Six Months Ended June 30,
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$217	$82	$72	$147
Interest rate contracts	—	—	13	15	2	29
Fair Value Hedges
Foreign exchange contracts	—	—	(2)	—	(1)	—
Interest rate contracts	(38)	(74)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(97)	93	—	—	—	—
Commodity contracts	5	1	—	—	—	—
Total return swap contracts	30	18	—	—	—	—
Total	$(100)	$38	$228	$97	$73	$176

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term debt due within one year	$1,096	$483	$(1)	$(16)
Long-term debt due after one year	5,405	5,327	(45)	(170)
Total	$6,501	$5,810	$(46)	$(186)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of June 30, 2025 and December 31, 2024, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$618	$(439)	$462	$(571)
Financial Instruments Not Offset	(238)	238	(186)	186
Net Amount	$380	$(201)	$276	$(385)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2025	December 31, 2024
Raw materials	$7,134	$6,681
Work-in-process	1,487	1,438
Finished goods	9,591	8,329
Supplies	383	379
Total inventories	$18,595	$16,827

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	June 30, 2025
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,214	$(2,012)	$202
Intellectual property	483	(394)	89
Other	117	(87)	30
Total finite-lived intangible assets	$2,814	$(2,493)	$321

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,220	$(1,950)	$270
Intellectual property	496	(401)	95
Other	117	(83)	34
Total finite-lived intangible assets	$2,833	$(2,434)	$399

Amortization expense was $43 million for both the three months ended June 30, 2025 and 2024. Amortization expense was $87 million for both the six months ended June 30, 2025 and 2024.

Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2025	2026	2027	2028	2029	Thereafter
$80	$98	$34	$27	$24	$58

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2025 or 2024.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 were as follows:

(Millions of dollars)	December 31, 2024	Other Adjustments [1]	June 30, 2025
Construction Industries
Goodwill	$261	$14	$275
Impairments	(22)	—	(22)
Net goodwill	239	14	253
Resource Industries
Goodwill	4,124	33	4,157
Impairments	(1,175)	—	(1,175)
Net goodwill	2,949	33	2,982
Energy & Transportation
Goodwill	2,939	40	2,979
Impairments	(925)	—	(925)
Net goodwill	2,014	40	2,054
All Other [2]
Goodwill	39	3	42
Consolidated total
Goodwill	7,363	90	7,453
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,241	$90	$5,331

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	June 30, 2025			December 31, 2024
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	64	2	66	71	(3)	68

Corporate debt securities
Corporate bonds and other debt securities	2,426	11	2,437	3,199	(29)	3,170
Asset-backed securities	256	(1)	255	220	(1)	219

Mortgage-backed debt securities
U.S. governmental agency	508	(23)	485	476	(33)	443
Residential	1	—	1	2	—	2
Commercial	135	(3)	132	136	(6)	130
Total available-for-sale debt securities	$3,400	$(14)	$3,386	$4,114	$(72)	$4,042

Available-for-sale debt securities in an unrealized loss position:

	June 30, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$16	$1	$16	$1

Corporate debt securities
Corporate bonds	82	—	483	14	565	14
Asset-backed securities	24	—	38	1	62	1

Mortgage-backed debt securities
U.S. governmental agency	71	1	257	23	328	24
Commercial	—	—	98	4	98	4
Total	$177	$1	$892	$43	$1,069	$44

	December 31, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$55	$4	$55	$4
Corporate debt securities
Corporate bonds	729	3	812	33	1,541	36
Asset-backed securities	7	—	37	2	44	2

Mortgage-backed debt securities
U.S. governmental agency	126	3	273	30	399	33
Commercial	13	—	113	6	126	6
Total	$875	$6	$1,290	$75	$2,165	$81

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2025.

The cost basis and fair value of available-for-sale debt securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2025
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$873	$875
Due after one year through five years	1,445	1,453
Due after five years through ten years	294	297
Due after ten years	144	143
U.S. governmental agency mortgage-backed securities	508	485
Residential mortgage-backed securities	1	1
Commercial mortgage-backed securities	135	132
Total debt securities – available-for-sale	$3,400	$3,386

For the three months ended June 30, 2025 and 2024, proceeds from available-for-sale debt securities were $402 million and $300 million, respectively. For the six months ended June 30, 2025 and 2024, proceeds from available-for-sale debt securities were $1,313 million and $660 million, respectively.

For the three months ended June 30, 2025 and 2024, the net unrealized gains (losses) for equity securities held at June 30, 2025 and 2024 were $24 million and $(3) million, respectively. For the six months ended June 30, 2025 and 2024, the net unrealized gains (losses) for equity securities held at June 30, 2025 and 2024 were $27 million and $14 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
(Millions of dollars)	2025	2024	2025	2024	2025	2024
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$11	$16	$17
Interest cost	153	157	27	31	30	33
Expected return on plan assets	(180)	(175)	(40)	(42)	(2)	(2)
Amortization of prior service cost (credit)	—	—	—	—	(1)	(4)
Net periodic benefit cost (benefit) [1]	$(27)	$(18)	$(1)	$—	$43	$44

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$23	$22	$32	$34
Interest cost	306	313	55	61	61	66
Expected return on plan assets	(360)	(350)	(80)	(84)	(4)	(4)
Amortization of prior service cost (credit)	—	—	—	—	(2)	(7)
Net periodic benefit cost (benefit) [1]	$(54)	$(37)	$(2)	$(1)	$87	$89

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $65 million and $276 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2025, respectively. We currently anticipate full-year 2025 contributions of approximately $354 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
U.S. Plans [1]	$190	$115	$344	$338
Non-U.S. Plans	35	32	68	62
	$225	$147	$412	$400

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Finance lease revenue	$118	$107	$231	$215
Operating lease revenue	298	293	608	606
Total	$416	$400	$839	$821

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $421 million and $368 million at June 30, 2025 and December 31, 2024, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2025 and December 31, 2024, the SPC’s assets of $1.06 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.06 billion and $1.14 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the six months ended June 30 was as follows:

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Warranty liability, beginning of period	$1,700	$1,894
Reduction in liability (payments)	(172)	(387)
Increase in liability (new warranties)	141	276
Warranty liability, end of period	$1,669	$1,783

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)	2025	2024	2025	2024
Profit for the period (A) [1]	$2,179	$2,681	$4,182	$5,537
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	469.7	487.2	472.4	490.7
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	1.8	2.3	2.1	2.6
Average common shares outstanding for fully diluted computation (C) [2]	471.5	489.5	474.5	493.3
Profit per share of common stock:
Basic (A/B)	$4.64	$5.50	$8.85	$11.28
Diluted (A/C) [2]	$4.62	$5.48	$8.82	$11.23
Shares outstanding as of June 30, (in millions)			468.5	484.9

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three and six months ended June 30, 2025, we excluded 0.6 million and 0.4 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive. For both the three and six months ended June 30, 2024, we excluded 0.3 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and six months ended June 30, 2025, we repurchased 2.7 million and 10.2 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.8 billion and $3.6 billion, respectively. For the three and six months ended June 30, 2024, we repurchased 4.6 million and 15.9 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.6 billion and $5.3 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2025 and 2024.

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

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Foreign currency translation
Beginning balance	$(2,122)	$(2,039)	$(2,310)	$(1,782)
Gains (losses) on foreign currency translation	435	(128)	623	(341)
Less: Tax provision (benefit)	—	4	—	15
Net gains (losses) on foreign currency translation	435	(132)	623	(356)
(Gains) losses reclassified to earnings	—	61	—	28
Less: Tax provision (benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	61	—	28
Other comprehensive income (loss), net of tax	435	(71)	623	(328)
Ending balance	$(1,687)	$(2,110)	$(1,687)	$(2,110)
Pension and other postretirement benefits
Beginning balance	$(62)	$(52)	$(61)	$(49)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision (benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(1)	(4)	(2)	(7)
Less: Tax provision (benefit)	—	(1)	—	(1)
Net amortization of prior service (credit) cost	(1)	(3)	(2)	(6)
Other comprehensive income (loss), net of tax	(1)	(3)	(2)	(6)
Ending balance	$(63)	$(55)	$(63)	$(55)
Derivative financial instruments
Beginning balance	$11	$67	$(46)	$67
Gains (losses) deferred	152	(9)	228	97
Less: Tax provision (benefit)	37	(1)	55	27
Net gains (losses) deferred	115	(8)	173	70
(Gains) losses reclassified to earnings	(72)	(70)	(73)	(176)
Less: Tax provision (benefit)	(20)	(16)	(20)	(44)
Net (gains) losses reclassified to earnings	(52)	(54)	(53)	(132)
Other comprehensive income (loss), net of tax	63	(62)	120	(62)
Ending balance	$74	$5	$74	$5
Available-for-sale securities
Beginning balance	$(32)	$(69)	$(54)	$(56)
Gains (losses) deferred	29	(1)	55	(18)
Less: Tax provision (benefit)	6	1	12	(2)
Net gains (losses) deferred	23	(2)	43	(16)
(Gains) losses reclassified to earnings	1	1	3	2
Less: Tax provision (benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	1	1	3	2
Other comprehensive income (loss), net of tax	24	(1)	46	(14)
Ending balance	$(8)	$(70)	$(8)	$(70)

Total AOCI ending balance at June 30,	$(1,684)	$(2,230)	$(1,684)	$(2,230)

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

15.                              Income taxes

The effective tax rate for the three months ended June 30, 2025 was 23.0 percent compared to 23.9 percent for the three months ended June 30, 2024 which was negatively impacted by losses for the divestiture of two non-U.S. entities with no related tax benefit. The effective tax rate for the six months ended June 30, 2025 was 22.6 percent compared to 21.7 percent for the six months ended June 30, 2024.

On July 4, 2025, U.S. tax legislation was enacted containing a number of corporate tax provisions including reinstatement of 100 percent bonus depreciation and full expensing of U.S. research and development expenditures. This change in tax law will be accounted for in the period of enactment. We are evaluating the impact of this legislation and do not currently expect this change to have a material impact on our 2025 effective tax rate.

16.                              Segment information

A.    Basis for segment information

Our Executive Office is comprised of a Chief Executive Officer (CEO), four Group Presidents, a Chief Financial Officer (CFO), a Chief Legal Officer and General Counsel and a Chief Human Resources Officer. The Group Presidents and CFO are accountable for a related set of end-to-end businesses that they manage. The Chief Legal Officer and General Counsel leads the Law, Security and Public Policy Division. The Chief Human Resources Officer leads the Human Resources Organization. The CEO allocates resources and manages performance at the Group President/CFO level. As such, the CEO serves as our Chief Operating Decision Maker (CODM), and operating segments are primarily based on the Group President/CFO reporting structure.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 33-35 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

The three and six months ended June 30, 2025 and 2024, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2025
Construction Industries	$3,369	$540	$1,185	$1,029	$6,123		$67	$6,190
Resource Industries	1,111	541	501	851	3,004		83	3,087
Energy & Transportation	3,776	493	1,386	905	6,560		1,276	7,836
Financial Products Segment	703	105	126	108	1,042	[1]	—	1,042
Total sales and revenues from reportable segments	8,959	1,679	3,198	2,893	16,729		1,426	18,155
All Other Segment	13	—	3	17	33		71	104
Corporate Items and Eliminations	(121)	(23)	(21)	(28)	(193)		(1,497)	(1,690)
Total Sales and Revenues	$8,851	$1,656	$3,180	$2,882	$16,569		$—	$16,569

Three Months Ended June 30, 2024
Construction Industries	$3,957	$677	$1,047	$975	$6,656		$27	$6,683
Resource Industries	1,206	524	442	950	3,122		84	3,206
Energy & Transportation	3,308	439	1,421	912	6,080		1,257	7,337
Financial Products Segment	668	101	124	111	1,004	[1]	—	1,004
Total sales and revenues from reportable segments	9,139	1,741	3,034	2,948	16,862		1,368	18,230
All Other Segment	13	—	4	12	29		79	108
Corporate Items and Eliminations	(109)	(22)	(41)	(30)	(202)		(1,447)	(1,649)
Total Sales and Revenues	$9,043	$1,719	$2,997	$2,930	$16,689		$—	$16,689
1    Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $172 million and $180 million in the three months ended June 30, 2025 and 2024, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2025
Construction Industries	$6,273	$1,044	$2,052	$1,898	$11,267		$107	$11,374
Resource Industries	2,195	1,102	907	1,621	5,825		146	5,971
Energy & Transportation	6,918	863	2,516	1,661	11,958		2,446	14,404
Financial Products Segment	1,385	204	248	212	2,049	[1]	—	2,049
Total sales and revenues from reportable segments	16,771	3,213	5,723	5,392	31,099		2,699	33,798
All Other Segment	30	—	5	29	64		131	195
Corporate Items and Eliminations	(212)	(42)	(42)	(49)	(345)		(2,830)	(3,175)
Total Sales and Revenues	$16,589	$3,171	$5,686	$5,372	$30,818		$—	$30,818

Six Months Ended June 30, 2024
Construction Industries	$7,790	$1,272	$2,043	$1,968	$13,073		$34	$13,107
Resource Industries	2,470	1,000	907	1,841	6,218		181	6,399
Energy & Transportation	6,259	847	2,715	1,746	11,567		2,451	14,018
Financial Products Segment	1,327	202	247	219	1,995	[1]	—	1,995
Total sales and revenues from reportable segments	17,846	3,321	5,912	5,774	32,853		2,666	35,519
All Other Segment	31	(1)	8	25	63		154	217
Corporate Items and Eliminations	(261)	(42)	(71)	(54)	(428)		(2,820)	(3,248)
Total Sales and Revenues	$17,616	$3,278	$5,849	$5,745	$32,488		$—	$32,488
1    Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $335 million and $357 million in the six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025 and 2024, Energy & Transportation external sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Oil and gas	$1,867	$1,829	$3,125	$3,397
Power generation	2,407	1,885	4,403	3,503
Industrial	1,060	1,045	2,027	2,034
Transportation	1,226	1,321	2,403	2,633
Energy & Transportation External Sales	$6,560	$6,080	$11,958	$11,567

Profit from Reportable Segments
(Millions of dollars)	Construction Industries	Resource Industries	Energy & Transportation	Financial Products Segment	Total from Reportable Segments
Three Months Ended June 30, 2025
Sales and revenues	$6,190	$3,087	$7,836	$1,042	$18,155
Less [1]:
Cost of goods sold	4,459	2,189	5,415	—	12,063
SG&A/R&D [2]	470	376	817	204	1,867
Other segment items [3]	17	(15)	19	590	611
Segment Profit	$1,244	$537	$1,585	$248	$3,614

Three Months Ended June 30, 2024
Sales and revenues	$6,683	$3,206	$7,337	$1,004	$18,230
Less [1]:
Cost of goods sold	4,470	2,132	4,989	—	11,591
SG&A/R&D [2]	477	352	797	182	1,808
Other segment items [3]	(5)	4	26	595	620
Segment Profit	$1,741	$718	$1,525	$227	$4,211

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

Profit from Reportable Segments
(Millions of dollars)	Construction Industries	Resource Industries	Energy & Transportation	Financial Products Segment	Total from Reportable Segments
Six Months Ended June 30, 2025
Sales and revenues	$11,374	$5,971	$14,404	$2,049	$33,798
Less [1]:
Cost of goods sold	8,177	4,149	9,910	—	22,236
SG&A/R&D [2]	921	722	1,597	399	3,639
Other segment items [3]	8	(36)	(2)	1,187	1,157
Segment Profit	$2,268	$1,136	$2,899	$463	$6,766

Six Months Ended June 30, 2024
Sales and revenues	$13,107	$6,399	$14,018	$1,995	$35,519
Less [1]:
Cost of goods sold	8,680	4,248	9,567	—	22,495
SG&A/R&D [2]	923	693	1,575	355	3,546
Other segment items [3]	(1)	10	50	1,120	1,179
Segment Profit	$3,505	$1,448	$2,826	$520	$8,299

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

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total profit from reportable segments	$3,614	$4,211	$6,766	$8,299
Profit (loss) from All Other Segment	(5)	21	(26)	45
Cost centers	(10)	(2)	(6)	12
Corporate costs	(211)	(276)	(424)	(477)
Timing	(76)	82	(83)	15
Restructuring income (costs)	(56)	(258)	(89)	(252)
Methodology differences:
Inventory/cost of sales	(21)	9	(48)	3
Postretirement benefit expense	(67)	1	(53)	(55)
Stock-based compensation expense	(85)	(75)	(130)	(119)
Financing costs	(68)	(41)	(114)	(69)
Currency	(95)	21	(149)	108
Other income/expense methodology differences	(86)	(168)	(228)	(418)
Other methodology differences	(16)	(25)	(28)	(60)
Total consolidated profit before taxes	$2,818	$3,500	$5,388	$7,032

Reconciliation of Assets:

(Millions of dollars)	June 30, 2025	December 31, 2024
Assets from reportable segments:
Construction Industries	$5,596	$5,546
Resource Industries	5,496	5,548
Energy & Transportation	11,435	11,772
Financial Products Segment	39,093	36,925
Total assets from reportable segments	61,620	59,791
Assets from All Other Segment	1,978	1,937
Items not included in segment assets:
Cash and cash equivalents	4,428	6,165
Deferred income taxes	3,296	3,194
Goodwill and intangible assets	4,680	4,478
Property, plant and equipment – net and other assets	4,354	4,808
Inventory methodology differences	(3,698)	(3,560)
Liabilities included in segment assets	14,083	11,973
Other	(416)	(1,022)
Total assets	$90,325	$87,764

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization from reportable segments:
Construction Industries	$66	$57	$129	$113
Resource Industries	68	63	134	126
Energy & Transportation	156	143	309	280
Financial Products Segment	178	185	356	370
Total depreciation and amortization from reportable segments	468	448	928	889
Items not included in segment depreciation and amortization:
All Other Segment	60	62	118	123
Cost centers	25	24	49	47
Other	1	(3)	(1)	(4)
Total depreciation and amortization	$554	$531	$1,094	$1,055

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures from reportable segments:
Construction Industries	$64	$55	$110	$113
Resource Industries	67	52	113	86
Energy & Transportation	412	257	711	379
Financial Products Segment	379	320	549	554
Total capital expenditures from reportable segments	922	684	1,483	1,132
Items not included in segment capital expenditures:
All Other Segment	63	57	105	86
Cost centers	35	24	62	54
Timing	(70)	(37)	225	208
Other	5	(9)	(2)	(25)
Total capital expenditures	$955	$719	$1,873	$1,455

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivable portfolio was approximately 51 months with an average remaining term of approximately 27 months as of June 30, 2025.

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

During the three and six months ended June 30, 2025, Cat Financial's forecasts reflected a continuation of the trend of historically low unemployment rates as well as global market uncertainty and continued actions by global central banks aimed at reducing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers in the form of wholesale financing plans and working capital loans. Cat Financial's wholesale financing plans provide financing to dealers for their primarily new Caterpillar equipment inventory and rental fleets on a secured and unsecured basis. In addition, Cat Financial provides a variety of secured and unsecured retail loans to Caterpillar dealers.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and six months ended June 30, 2025.

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

•North America - Finance receivables originated in the United States and Canada.
•EAME - Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America - Finance receivables originated in Mexico and Central and South American countries.
•Mining - Finance receivables originated worldwide related to large mining customers.
•Power - Finance receivables originated worldwide related to large power customers of Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$273	$4	$277	$273	$4	$277
Write-offs	(27)	—	(27)	(33)	—	(33)
Recoveries	9	—	9	15	—	15
Provision for credit losses [1]	21	—	21	15	—	15
Other	5	—	5	(24)	—	(24)
Ending balance	$281	$4	$285	$246	$4	$250

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$258	$4	$262	$276	$51	$327
Write-offs	(57)	—	(57)	(56)	(47)	(103)
Recoveries	19	—	19	30	—	30
Provision for credit losses [1]	54	—	54	24	—	24
Other	7	—	7	(28)	—	(28)
Ending balance	$281	$4	$285	$246	$4	$250

Finance Receivables	$22,842	$1,378	$24,220	$20,740	$1,780	$22,520

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$6	$2	$2	$2	$2	$17
EAME	—	1	2	—	1	—	—	4
Asia/Pacific	—	1	1	1	—	—	—	3
Latin America	—	—	1	2	—	—	—	3
Total	$—	$5	$10	$5	$3	$2	$2	$27

	Three Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$2	$1	$—	$1	$3	$12
EAME	—	1	1	1	1	—	—	4
Asia/Pacific	—	1	1	2	—	—	—	4
Latin America	—	—	2	2	1	8	—	13
Total	$—	$7	$6	$6	$2	$9	$3	$33

	Six Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$11	$6	$4	$3	$4	$33
EAME	—	2	3	1	1	—	—	7
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	2	3	—	1	—	6
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$11	$19	$12	$6	$5	$4	$57

	Six Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$8	$6	$3	$1	$1	$6	$25
EAME	—	2	2	2	1	—	—	7
Asia/Pacific	—	2	3	3	1	—	—	9
Latin America	—	—	3	3	1	8	—	15
Total	$—	$12	$14	$11	$4	$9	$6	$56

For the three months ended June 30, 2025 and 2024, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the six months ended June 30, 2025, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the six months ended June 30, 2024, there were $47 million of gross write-offs in Cat Financial's Dealer portfolio segment, all of which were in Latin America and originated prior to 2020.

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

Customer
The aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year were as follows:

(Millions of dollars)	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,805	$4,496	$2,439	$1,126	$607	$107	$443	$12,023
31-60 days past due	14	43	40	26	12	3	3	141
61-90 days past due	3	18	13	8	5	1	1	49
91+ days past due	1	27	37	26	14	5	1	111

EAME
Current	769	1,155	786	444	213	95	—	3,462
31-60 days past due	2	9	11	6	2	1	—	31
61-90 days past due	2	4	7	3	2	2	—	20
91+ days past due	—	8	14	8	4	3	—	37

Asia/Pacific
Current	533	730	414	168	51	6	—	1,902
31-60 days past due	4	9	5	5	1	—	—	24
61-90 days past due	—	2	2	2	—	—	—	6
91+ days past due	—	2	2	1	—	—	—	5

Latin America
Current	532	672	298	161	35	5	1	1,704
31-60 days past due	—	10	5	3	1	1	—	20
61-90 days past due	—	3	2	1	—	—	—	6
91+ days past due	1	7	8	7	3	—	—	26

Mining
Current	394	822	641	360	152	68	16	2,453
31-60 days past due	—	—	1	—	—	—	—	1
61-90 days past due	—	—	1	—	—	2	—	3
91+ days past due	—	3	4	5	—	1	—	13

Power
Current	87	227	178	37	32	67	176	804
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Totals by Aging Category
Current	$5,120	$8,102	$4,756	$2,296	$1,090	$348	$636	$22,348
31-60 days past due	20	71	62	40	16	5	3	217
61-90 days past due	5	27	25	14	7	5	1	84
91+ days past due	2	47	65	47	21	10	1	193
Total Customer	$5,147	$8,247	$4,908	$2,397	$1,134	$368	$641	$22,842

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101

EAME
Current	1,235	874	532	285	92	72	—	3,090
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36

Asia/Pacific
Current	898	531	256	87	14	2	—	1,788
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9

Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22

Mining
Current	924	755	444	206	67	34	21	2,451
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18

Power
Current	169	184	39	43	64	56	166	721
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2

Totals by Aging Category
Current	$9,366	$5,742	$3,058	$1,661	$489	$189	$572	$21,077
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total Customer	$9,451	$5,892	$3,164	$1,721	$510	$202	$577	$21,517

Dealer

As of June 30, 2025 and December 31, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$94	$20	$83	$20
EAME	36	5	33	5
Asia/Pacific	3	3	5	5
Latin America	26	—	24	—
Mining	16	—	29	—
Power	1	—	2	—
Total	$176	$28	$176	$30

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of June 30, 2025 and December 31, 2024.

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

During the three and six months ended June 30, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortized cost of finance receivables modified	$16	$3	$20	$6
Modifications as a percentage of Customer portfolio	0.07%	0.02%	0.09%	0.03%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average extension to term of modified contracts	14	13	13	11
Weighted average payment deferral and/or interest only periods	7	6	7	8

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and six months ended June 30, 2025 and 2024.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	66	—	—	66
Corporate debt securities
Corporate bonds and other debt securities	—	2,437	—	—	2,437
Asset-backed securities	—	255	—	—	255
Mortgage-backed debt securities
U.S. governmental agency	—	485	—	—	485
Residential	—	1	—	—	1
Commercial	—	132	—	—	132
Total debt securities	10	3,376	—	—	3,386
Equity securities
Large capitalization value	284	—	—	—	284
Smaller company growth	45	—	—	—	45
REIT	—	—	—	171	171
Total equity securities	329	—	—	171	500
Derivative financial instruments - assets
Foreign currency contracts - net	—	200	—	—	200
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	30	—	—	30
Total assets	$339	$3,608	$—	$171	$4,118
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$53	$—	$—	$53
Total liabilities	$—	$53	$—	$—	$53

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	68	—	—	68
Corporate debt securities
Corporate bonds and other debt securities	—	3,170	—	—	3,170
Asset-backed securities	—	219	—	—	219
Mortgage-backed debt securities
U.S. governmental agency	—	443	—	—	443
Residential	—	2	—	—	2
Commercial	—	130	—	—	130
Total debt securities	10	4,032	—	—	4,042
Equity securities
Large capitalization value	261	—	—	—	261
Smaller company growth	41	—	—	—	41
REIT	—	—	—	167	167
Total equity securities	302	—	—	167	469
Derivative financial instruments - assets
Foreign currency contracts - net	—	117	—	—	117
Total assets	$312	$4,149	$—	$167	$4,628
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$191	$—	$—	$191
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	33	—	—	33
Total liabilities	$—	$226	$—	$—	$226

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated costs to sell.  Cat Financial had loans carried at fair value of $61 million and $59 million as of June 30, 2025 and December 31, 2024, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	June 30, 2025		December 31, 2024
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1)	$16,928	$16,601	$16,180	$15,788	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,707	1,653	1,568	1,527	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	10,684	10,195	8,610	7,980	2
Financial Products	25,579	25,605	25,406	25,304	2

1    Represents finance leases and failed sale leasebacks of $7,195 million and $6,769 million at June 30, 2025 and December 31, 2024, respectively.

19.                         Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Investment and interest income	$81	$118	$180	$254
Foreign exchange gains (losses) [1]	(125)	17	(143)	59
License fee income	37	37	72	71
Net periodic pension and OPEB income (cost), excluding service cost	13	2	24	5
Gains (losses) on securities	28	(5)	31	12
Miscellaneous income (loss)	50	(14)	27	(90)
Total	$84	$155	$191	$311

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

Restructuring costs for the three and six months ended June 30, 2025 and 2024 were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee separations [1]	$10	$19	$27	$32
Divestitures [1]	—	228	—	164
Contract terminations [1]	—	1	4	1
Long-lived asset impairments [1]	14	—	14	7
Other [2]	35	10	47	48
Total restructuring (income) costs	$59	$258	$92	$252

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management, equipment relocation and accelerated depreciation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the six months ended June 30, 2025 were related to restructuring actions across the company. The restructuring costs for the six months ended June 30, 2024 were primarily related to the divestitures of certain non-US entities.

In 2025 and 2024, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $949 million and $830 million at June 30, 2025 and December 31, 2024, respectively.

22.                              Long-term debt

On May 12, 2025, we issued $1.7 billion of 5.200% Senior Notes due 2035 and $300 million 5.500% Senior Notes due 2055. Interest on each series of notes will be paid semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.

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

Highlights for the second quarter of 2025 include:
•Total sales and revenues for the second quarter of 2025 were $16.569 billion, a decrease of $120 million, or 1 percent, compared with $16.689 billion in the second quarter of 2024. In the three primary segments, sales were higher in Energy & Transportation and lower in Construction Industries and Resource Industries.
•Operating profit margin was 17.3 percent for the second quarter of 2025, compared with 20.9 percent for the second quarter of 2024. Adjusted operating profit margin was 17.6 percent for the second quarter of 2025, compared with 22.4 percent for the second quarter of 2024.
•Second-quarter 2025 profit per share was $4.62, and excluding the items in the table below, adjusted profit per share was $4.72. Second-quarter 2024 profit per share was $5.48, and excluding the items in the table below, adjusted profit per share was $5.99.
•Caterpillar ended the second quarter of 2025 with $5.4 billion of enterprise cash.

Highlights for the six months ended June 30, 2025 include:
•Total sales and revenues were $30.818 billion for the six months ended June 30, 2025, a decrease of $1.670 billion, or 5 percent, compared with $32.488 billion for the six months ended June 30, 2024.
•Operating profit margin was 17.6 percent for the six months ended June 30, 2025, compared with 21.5 percent for the six months ended June 30, 2024. Adjusted operating profit margin was 17.9 percent for the six months ended June 30, 2025, compared with 22.3 percent for the six months ended June 30, 2024.
•Profit per share for the six months ended June 30, 2025, was $8.82, and excluding the items in the table below, adjusted profit per share was $8.97. Profit per share for the six months ended June 30, 2024, was $11.23, and excluding the items in the table below, adjusted profit per share was $11.59.
•Enterprise operating cash flow was $4.4 billion for the six months ended June 30, 2025.

In order for our results to be more meaningful to our readers, we have separately quantified the impact of several significant items.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$2,818	$4.62	$3,500	$5.48	$5,388	$8.82	$7,032	$11.23
Other restructuring (income) costs	56	0.10	30	0.04	89	0.15	88	0.14
Restructuring (income) costs - divestitures of certain non-U.S. entities	—	—	228	0.47	—	—	164	0.22
Adjusted profit	$2,874	$4.72	$3,758	$5.99	$5,477	$8.97	$7,284	$11.59

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 67-69.
Overview
Total sales and revenues for the second quarter of 2025 were $16.569 billion, a decrease of $120 million, or 1 percent, compared with $16.689 billion in the second quarter of 2024. The decrease was primarily due to unfavorable price realization of $414 million, partially offset by higher sales volume of $237 million and higher Financial Products' revenues of $46 million. Higher sales volume was mainly driven by higher sales of equipment to end users.

Second-quarter 2025 profit per share was $4.62, compared with $5.48 profit per share in the second quarter of 2024. In the second quarter of 2025 and 2024, profit per share included restructuring costs. Profit for the second quarter of 2025 was $2.179 billion, a decrease of $502 million, or 19 percent, compared with $2.681 billion for the second quarter of 2024. The decrease was mainly due to unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Trends and Economic Conditions
Outlook for Key End Markets
We continue to see strong orders across our three primary segments as demand remains resilient supported by infrastructure spending and growing energy needs. As a result, the backlog increased by about $2.5 billion with increases across all three primary segments.
In Construction Industries, we are encouraged by another quarter of higher sales of equipment to end users, strong order rates across many of our regions, and backlog growth. Customers continue to be responsive to the attractive rates we are offering through Cat Financial. As a result, we anticipate growth in sales of equipment to end users in 2025 despite softness in the global industry. In North America, overall construction spending remains at healthy levels and infrastructure projects funded by the Infrastructure Investment and Jobs Act (IIJA) continue to be awarded. We now expect growth for sales of equipment to end users in North America in 2025. Dealer rental revenues are also expected to grow and dealer rental fleet loading is expected to increase in the second half of 2025. In Asia Pacific, we anticipate growth in sales of equipment to end users in 2025. China is showing positive momentum, and we expect growth in the above 10-ton excavator industry, but from a very low level of activity. In Asia Pacific, outside of China, we expect economic conditions to be soft. In EAME, we expect moderate growth in sales of equipment to end users in 2025, driven by healthy construction activity in Africa and the Middle East and improving economic conditions in Europe. Despite weaker construction activity in Latin America, we expect growth in sales of equipment to end users in 2025.
In Resource Industries, we currently anticipate lower sales of equipment to end users for 2025 compared to 2024, as customers continue to display capital discipline. However, we see positive momentum with strong order rates and backlog growth, particularly for large mining and articulated trucks. Although most key commodities remain above investment thresholds, declining coal prices have caused an increase in the number of parked trucks. As a result, we expect slightly lower rebuild activity throughout the second half of 2025. Overall, customer product utilization remains high, and the age of the fleet remains elevated. We also continue to see growing demand and customer acceptance of our autonomous solutions. We believe the evolving energy landscape will support increased commodity demand over time providing further opportunities for long-term profitable growth.
In Energy & Transportation, the backlog growth was driven by robust order activity in Power Generation, Oil and Gas, and Transportation. For Power Generation, we expect growth in 2025 as demand remains strong for both prime and backup power applications, driven by increasing energy demands to support data center growth related to cloud computing and generative artificial intelligence (AI). In Oil and Gas, we expect moderate growth in 2025. For Oil and Gas reciprocating engines and services, we continue to expect softness in well servicing due to ongoing capital discipline by our customers, industry consolidation and efficiency improvements in our customers’ operations. Also within Oil and Gas, we do see positive momentum in demand for reciprocating engines used in gas compression applications. For turbines and turbine-related services used in Oil and Gas applications, backlog remains strong, and we see healthy order and inquiry activity. Demand for products in Industrial applications is expected to improve from previous low levels. Transportation is expected to remain stable.
Full-Year 2025 Company Trends and Expectations
We are optimistic about our sales and revenues expectations. Demand signals have remained healthy, including backlog growth across our three primary segments.
For 2025, we expect slightly higher sales and revenues as compared to 2024, with a stronger second half of 2025 than is typical. Services revenues are expected to be about flat for 2025 as compared to 2024.
The environment continues to be dynamic. The incremental tariffs announced in 2025 and expected to be in place on August 7 will be a headwind to profitability during the remainder of the year. While we have taken initial mitigating actions to reduce the impact, tariff and trade negotiations continue to be fluid. We will remain flexible, and we intend to implement longer-term actions once there is sufficient certainty. We are considering all options to further reduce the impact from incremental tariffs going forward.
Based on the incremental tariffs announced in 2025 and expected to be in place on August 7, we expect the incremental tariff impact for 2025 to be around $1.3 billion to $1.5 billion, net of some mitigating actions and cost controls. This assumes higher net incremental tariff impacts in both the third and fourth quarters compared to the second-quarter level. Due to the timing of recent rate changes, the impact is likely to be larger in the fourth quarter of 2025 as compared to the third quarter of 2025.

In 2025, we expect restructuring costs of approximately $300 to $350 million and capital expenditures of around $2.5 billion. We are evaluating the impact from recently enacted U.S. legislation and do not expect a material impact on the estimated annual effective tax rate of 23.0 percent in 2025.
Second-Half 2025 Company Trends and Expectations
We anticipate higher machine sales volume, including growth in sales of equipment to end users, in the second half of 2025 as compared to the second half of 2024. We also continue to expect machine dealer inventory will be about flat for the full-year 2025 as compared to 2024, which implies an increase in the second half of 2025 as compared to a decrease in the second half of 2024. In Energy & Transportation, we expect higher sales in the second half of 2025 compared to the second half of 2024.
We expect unfavorable price realization in the second half of 2025 as compared to the second half of 2024, although we expect it to be less unfavorable than the first half of 2025 as compared to the first half of 2024.
Third-Quarter 2025 Company Trends and Expectations
In the third quarter of 2025 as compared to the third quarter of 2024, we expect moderately higher sales and revenues, primarily driven by higher sales volume across all three primary segments. In Construction Industries, we expect higher sales in the third quarter of 2025 as compared to the third quarter of 2024, primarily driven by higher sales volume, partially offset by unfavorable price realization. We expect higher sales volume to be mainly driven by higher sales of equipment to end users. Though the year-over-year price comparison begins to ease in the third quarter of 2025, we expect our sales merchandising programs will continue to support higher sales of equipment to end users. The unfavorable impact of price realization in the third quarter of 2025 as compared to the third quarter of 2024 is expected to be about half of the impact in the second quarter of 2025 when compared to the second quarter of 2024. In Resource Industries, in the third quarter of 2025, we expect slightly higher sales as compared to the third quarter of 2024, primarily due to higher sales volume, partially offset by unfavorable price realization. The unfavorable impact of price realization in the third quarter of 2025 as compared to the third quarter of 2024 is expected to be similar to the impact in the second quarter of 2025 as compared to the second quarter of 2024. In Energy & Transportation, in the third quarter of 2025, we anticipate higher sales as compared to the third quarter of 2024, primarily driven by continued strength in Power Generation. We also expect higher sales in Oil and Gas, driven by turbines and turbine-related services. Price realization is expected to remain favorable.
In the third quarter of 2025 as compared to the third quarter of 2024, excluding the net impact from incremental tariffs, we expect the profit impact of higher sales volume to be about offset by unfavorable price realization and higher selling, general and administrative (SG&A) and research and development (R&D) expenses. In the third quarter of 2025, we expect a net incremental tariff impact of about $400 to $500 million.
In the third quarter of 2025 as compared to the third quarter of 2024, in Construction Industries, excluding the net impact from incremental tariffs, we expect the profit impact of higher sales volume will be about offset by unfavorable price realization. We expect about 55 percent of the net incremental tariff impact will be incurred in Construction Industries. In Resource Industries, excluding the net impact from incremental tariffs, we expect unfavorable price realization and higher SG&A/R&D expenses. We expect about 20 percent of the net incremental tariff impact will be incurred in Resource Industries. In Energy & Transportation, excluding the net impact from incremental tariffs, we expect profit impact of higher sales volume and favorable price realization, partially offset by higher manufacturing costs. We expect about 25 percent of the net incremental tariff impact will be incurred in Energy & Transportation.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2024 Form 10-K.
Notes:
•Glossary of terms is included on pages 61-63; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 67-69.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2025 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2024

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2024 (at left) and the second quarter of 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the second quarter of 2025 were $16.569 billion, a decrease of $120 million, or 1 percent, compared with $16.689 billion in the second quarter of 2024. The decrease was primarily due to unfavorable price realization of $414 million, partially offset by higher sales volume of $237 million and higher Financial Products' revenues of $46 million. Higher sales volume was mainly driven by higher sales of equipment to end users.
In the three primary segments, sales were higher in Energy & Transportation and lower in Construction Industries and Resource Industries.
North America sales decreased 3 percent primarily due to unfavorable price realization, partially offset by higher sales volume. The increase in sales volume was mainly driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2025, compared with an increase during the second quarter of 2024.
Sales decreased 4 percent in Latin America mainly due to lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased less during the second quarter of 2025 than during the second quarter of 2024.
EAME sales increased 6 percent primarily due to higher sales volume. Higher sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2025, compared with a decrease during the second quarter of 2024.
Asia/Pacific sales decreased 2 percent due to unfavorable price realization and unfavorable currency impacts primarily related to the Australian dollar, partially offset by higher sales volume. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2025, compared with a decrease during the second quarter of 2024.
Total dealer inventory increased $100 million during the second quarter of 2025, compared with a decrease of $200 million during the second quarter of 2024. In the second quarter of 2025 and 2024, machine dealer inventory decreased $400 million. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2024	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2025	$ Change	% Change

Construction Industries	$6,683	$(83)	$(459)	$9	$40	$6,190	$(493)	(7%)
Resource Industries	3,206	(13)	(94)	(11)	(1)	3,087	(119)	(4%)
Energy & Transportation	7,337	326	139	15	19	7,836	499	7%
All Other Segment	108	5	(1)	—	(8)	104	(4)	(4%)
Corporate Items and Eliminations	(1,494)	2	1	(2)	(50)	(1,543)	(49)
Machinery, Energy & Transportation Sales	15,840	237	(414)	11	—	15,674	(166)	(1%)

Financial Products Segment	1,004	—	—	—	38	1,042	38	4%
Corporate Items and Eliminations	(155)	—	—	—	8	(147)	8
Financial Products Revenues	849	—	—	—	46	895	46	5%

Consolidated Sales and Revenues	$16,689	$237	$(414)	$11	$46	$16,569	$(120)	(1%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2025
Construction Industries	$3,369	(15%)	$540	(20%)	$1,185	13%	$1,029	6%	$6,123		(8%)	$67	148%	$6,190	(7%)
Resource Industries	1,111	(8%)	541	3%	501	13%	851	(10%)	3,004		(4%)	83	(1%)	3,087	(4%)
Energy & Transportation	3,776	14%	493	12%	1,386	(2%)	905	(1%)	6,560		8%	1,276	2%	7,836	7%
All Other Segment	13	—%	—	—%	3	(25%)	17	42%	33		14%	71	(10%)	104	(4%)
Corporate Items and Eliminations	(33)		(3)		(3)		(7)		(46)			(1,497)		(1,543)
Machinery, Energy & Transportation Sales	8,236	(3%)	1,571	(4%)	3,072	6%	2,795	(2%)	15,674		(1%)	—	—%	15,674	(1%)

Financial Products Segment	703	5%	105	4%	126	2%	108	(3%)	1,042	[1]	4%	—	—%	1,042	4%
Corporate Items and Eliminations	(88)		(20)		(18)		(21)		(147)			—		(147)
Financial Products Revenues	615	6%	85	6%	108	4%	87	1%	895		5%	—	—%	895	5%

Consolidated Sales and Revenues	$8,851	(2%)	$1,656	(4%)	$3,180	6%	$2,882	(2%)	$16,569		(1%)	$—	—%	$16,569	(1%)

Second Quarter 2024
Construction Industries	$3,957		$677		$1,047		$975		$6,656			$27		$6,683
Resource Industries	1,206		524		442		950		3,122			84		3,206
Energy & Transportation	3,308		439		1,421		912		6,080			1,257		7,337
All Other Segment	13		—		4		12		29			79		108
Corporate Items and Eliminations	(20)		(1)		(21)		(5)		(47)			(1,447)		(1,494)
Machinery, Energy & Transportation Sales	8,464		1,639		2,893		2,844		15,840			—		15,840

Financial Products Segment	668		101		124		111		1,004	[1]		—		1,004
Corporate Items and Eliminations	(89)		(21)		(20)		(25)		(155)			—		(155)
Financial Products Revenues	579		80		104		86		849			—		849

Consolidated Sales and Revenues	$9,043		$1,719		$2,997		$2,930		$16,689			$—		$16,689

1 Includes revenues from Machinery, Energy & Transportation of $172 million and $180 million in the second quarter of 2025 and 2024, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2024 (at left) and the second quarter of 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the second quarter of 2025 was $2.860 billion, a decrease of $622 million, or 18 percent, compared with $3.482 billion in the second quarter of 2024. The decrease was mainly due to unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected the impacts of higher tariffs.
Operating profit margin was 17.3 percent for the second quarter of 2025, compared with 20.9 percent for the second quarter of 2024.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2025	Second Quarter 2024	$ Change	% Change
Construction Industries	$1,244	$1,741	$(497)	(29%)
Resource Industries	537	718	(181)	(25%)
Energy & Transportation	1,585	1,525	60	4%
All Other Segment	(5)	21	(26)	(124%)
Corporate Items and Eliminations	(566)	(344)	(222)
Machinery, Energy & Transportation	2,795	3,661	(866)	(24%)

Financial Products Segment	248	227	21	9%
Corporate Items and Eliminations	(36)	(243)	207
Financial Products	212	(16)	228	1,425%
Consolidating Adjustments	(147)	(163)	16
Consolidated Operating Profit	$2,860	$3,482	$(622)	(18%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in the second quarter of 2025 was $126 million, compared with $137 million in the second quarter of 2024. The decrease was due to lower average debt outstanding and lower average borrowing rates.
•Other income (expense) in the second quarter of 2025 was income of $84 million, compared with income of $155 million in the second quarter of 2024. The change was primarily driven by unfavorable foreign currency impacts, partially offset by favorable impacts from total return swap contracts.
•The effective tax rate for the second quarter of 2025 was 23.0 percent compared to 23.9 percent for the second quarter of 2024. Excluding discrete items, the second-quarter 2025 estimated annual effective tax rate was 23.0 percent compared with 22.5 percent for the second quarter of 2024. The estimated annual effective tax rate in the second quarter of 2024 excluded the impact of second-quarter losses of $228 million for the divestiture of two non-U.S. entities with no related tax benefit.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 67-69.
Construction Industries
Construction Industries’ total sales were $6.190 billion in the second quarter of 2025, a decrease of $493 million, or 7 percent, compared with $6.683 billion in the second quarter of 2024. The decrease was primarily due to unfavorable price realization. Sales volume was also lower, primarily driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2025, while remaining about flat during the second quarter of 2024.
•In North America, sales decreased due to unfavorable price realization and lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2025, compared with an increase during the second quarter of 2024.
•Sales decreased in Latin America primarily due to lower sales volume and unfavorable currency impacts primarily related to the Brazilian real. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the second quarter of 2025, compared with an increase during the second quarter of 2024.
•In EAME, sales increased due to higher sales volume and favorable currency impacts primarily related to the euro, partially offset by unfavorable price realization. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2025, compared with a decrease during the second quarter of 2024.
•Sales increased in Asia/Pacific due to higher sales volume, partially offset by unfavorable price realization. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the second quarter of 2025, compared with a decrease during the second quarter of 2024.
Construction Industries’ segment profit was $1.244 billion in the second quarter of 2025, a decrease of $497 million, or 29 percent, compared with $1.741 billion in the second quarter of 2024. The decrease was mainly due to unfavorable price realization. In addition, tariffs were also higher.
Construction Industries’ segment profit as a percent of total sales was 20.1 percent in the second quarter of 2025, compared with 26.1 percent in the second quarter of 2024.
Resource Industries
Resource Industries’ total sales were $3.087 billion in the second quarter of 2025, a decrease of $119 million, or 4 percent, compared with $3.206 billion in the second quarter of 2024. The decrease was primarily due to unfavorable price realization.
Resource Industries’ segment profit was $537 million in the second quarter of 2025, a decrease of $181 million, or 25 percent, compared with $718 million in the second quarter of 2024. The decrease was mainly due to unfavorable price realization of $94 million, unfavorable manufacturing costs of $44 million and the profit impact of lower sales volume of $31 million, including an unfavorable mix of products. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Resource Industries’ segment profit as a percent of total sales was 17.4 percent in the second quarter of 2025, compared with 22.4 percent in the second quarter of 2024.

Energy & Transportation

Sales by Application
(Millions of dollars)	Second Quarter 2025	Second Quarter 2024	$ Change	% Change
Oil and Gas	$1,867	$1,829	$38	2%
Power Generation	2,407	1,885	522	28%
Industrial	1,060	1,045	15	1%
Transportation	1,226	1,321	(95)	(7%)
External Sales	6,560	6,080	480	8%
Inter-segment	1,276	1,257	19	2%
Total Sales	$7,836	$7,337	$499	7%

Energy & Transportation’s total sales were $7.836 billion in the second quarter of 2025, an increase of $499 million, or 7 percent, compared with $7.337 billion in the second quarter of 2024. The increase was due to higher sales volume of $326 million and favorable price realization of $139 million.
•Oil and Gas – Sales increased for turbines and turbine-related services. The increase was partially offset by lower sales of reciprocating engines, primarily engines used in gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
•Industrial – Sales increased in EAME, partially offset by decreased sales in North America and Latin America.
•Transportation – Sales decreased in marine. International locomotive deliveries were also lower.
Energy & Transportation’s segment profit was $1.585 billion in the second quarter of 2025, an increase of $60 million, or 4 percent, compared with $1.525 billion in the second quarter of 2024. The increase was primarily due to favorable price realization of $139 million and the profit impact of higher sales volume of $63 million, partially offset by unfavorable manufacturing costs of $154 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Energy & Transportation’s segment profit as a percent of total sales was 20.2 percent in the second quarter of 2025, compared with 20.8 percent in the second quarter of 2024.
Financial Products Segment
Financial Products’ segment revenues were $1.042 billion in the second quarter of 2025, an increase of $38 million, or 4 percent, compared with $1.004 billion in the second quarter of 2024. The increase was primarily due to a favorable impact from higher average earning assets of $49 million driven by North America and higher revenues from Insurance Services of $5 million, partially offset by an unfavorable impact from lower average financing rates of $20 million mainly in North America.
Financial Products’ segment profit was $248 million in the second quarter of 2025, an increase of $21 million, or 9 percent, compared with $227 million in the second quarter of 2024. The increase was mainly due to a favorable impact from equity securities of $28 million and a favorable impact from higher average earning assets of $20 million, partially offset by higher provision for credit losses at Cat Financial of $13 million and an unfavorable impact from lower net yield on average earning assets of $10 million.
At the end of the second quarter of 2025, past dues at Cat Financial were 1.62 percent, compared with 1.74 percent at the end of the second quarter of 2024. Write-offs, net of recoveries, were $18 million for both the second quarter of 2025 and the second quarter of 2024. As of June 30, 2025, Cat Financial's allowance for credit losses totaled $290 million, or 0.94 percent of finance receivables, compared with $282 million, or 0.95 percent of finance receivables at March 31, 2025. The allowance for credit losses at year-end 2024 was $267 million, or 0.91 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $602 million in the second quarter of 2025, an increase of $15 million from the second quarter of 2024. Lower restructuring costs, primarily due to the absence of the divestiture of two non-U.S. entities in 2024, and lower corporate costs, were more than offset by increased expenses due to timing differences, an unfavorable change in fair value adjustments related to deferred compensation plans and unfavorable impacts of segment reporting methodology differences.

SIX MONTHS ENDED JUNE 30, 2025 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2024

CONSOLIDATED SALES AND REVENUES

Consolidated Sales and Revenues Comparison

June YTD 2025 vs. June YTD 2024

Millions of $
40,000
35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
32,488
(873)
(664)
(211)
78
30,818
June YTD 2024 Sales & Revenues
Sales Volume
Price Realization
Currency
Financial Products Revenues
June YTD 2025 Sales & Revenues

The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2024 (at left) and the six months ended June 30, 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $30.818 billion for the six months ended June 30, 2025, a decrease of $1.670 billion, or 5 percent, compared with $32.488 billion for the six months ended June 30, 2024. The decrease was primarily due to lower sales volume of $873 million and unfavorable price realization of $664 million. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during the six months ended June 30, 2025, than during the six months ended June 30, 2024.
In the three primary segments, sales were lower in Construction Industries and Resource Industries and higher in Energy & Transportation.
North America sales decreased 7 percent primarily due to lower sales volume and unfavorable price realization. The decrease in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory was about flat during the six months ended June 30, 2025, compared with an increase during the six months ended June 30, 2024.
Sales decreased 3 percent in Latin America mainly due to unfavorable currency impacts primarily related to the Brazilian real.
EAME sales decreased 3 percent primarily due to unfavorable price realization.
Asia/Pacific sales decreased 7 percent due to lower sales volume, unfavorable price realization and unfavorable currency impacts primarily related to the Australian dollar. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Dealer inventory increased about $200 million during the six months ended June 30, 2025, compared with an increase of about $1.2 billion during the six months ended June 30, 2024. Machine dealer inventory decreased $300 million during the six months ended June 30, 2025, compared with an increase of $700 million during the six months ended June 30, 2024. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2024	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2025	$ Change	% Change

Construction Industries	$13,107	$(903)	$(814)	$(89)	$73	$11,374	$(1,733)	(13%)
Resource Industries	6,399	(192)	(144)	(57)	(35)	5,971	(428)	(7%)
Energy & Transportation	14,018	151	294	(54)	(5)	14,404	386	3%
All Other Segment	217	3	(1)	(1)	(23)	195	(22)	(10%)
Corporate Items and Eliminations	(2,941)	68	1	(10)	(10)	(2,892)	49
Machinery, Energy & Transportation Sales	30,800	(873)	(664)	(211)	—	29,052	(1,748)	(6%)

Financial Products Segment	1,995	—	—	—	54	2,049	54	3%
Corporate Items and Eliminations	(307)	—	—	—	24	(283)	24
Financial Products Revenues	1,688	—	—	—	78	1,766	78	5%

Consolidated Sales and Revenues	$32,488	$(873)	$(664)	$(211)	$78	$30,818	$(1,670)	(5%)

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2025
Construction Industries	$6,273	(19%)	$1,044	(18%)	$2,052	—%	$1,898	(4%)	$11,267		(14%)	$107	215%	$11,374	(13%)
Resource Industries	2,195	(11%)	1,102	10%	907	—%	1,621	(12%)	5,825		(6%)	146	(19%)	5,971	(7%)
Energy & Transportation	6,918	11%	863	2%	2,516	(7%)	1,661	(5%)	11,958		3%	2,446	—%	14,404	3%
All Other Segment	30	(3%)	—	100%	5	(38%)	29	16%	64		2%	131	(15%)	195	(10%)
Corporate Items and Eliminations	(44)		(3)		(5)		(10)		(62)			(2,830)		(2,892)
Machinery, Energy & Transportation Sales	15,372	(7%)	3,006	(3%)	5,475	(3%)	5,199	(7%)	29,052		(6%)	—	—%	29,052	(6%)

Financial Products Segment	1,385	4%	204	1%	248	—%	212	(3%)	2,049	[1]	3%	—	—%	2,049	3%
Corporate Items and Eliminations	(168)		(39)		(37)		(39)		(283)			—		(283)
Financial Products Revenues	1,217	6%	165	1%	211	1%	173	—%	1,766		5%	—	—%	1,766	5%

Consolidated Sales and Revenues	$16,589	(6%)	$3,171	(3%)	$5,686	(3%)	$5,372	(6%)	$30,818		(5%)	$—	—%	$30,818	(5%)

Six Months Ended June 30, 2024
Construction Industries	$7,790		$1,272		$2,043		$1,968		$13,073			$34		$13,107
Resource Industries	2,470		1,000		907		1,841		6,218			181		6,399
Energy & Transportation	6,259		847		2,715		1,746		11,567			2,451		14,018
All Other Segment	31		(1)		8		25		63			154		217
Corporate Items and Eliminations	(78)		(3)		(32)		(8)		(121)			(2,820)		(2,941)
Machinery, Energy & Transportation Sales	16,472		3,115		5,641		5,572		30,800			—		30,800

Financial Products Segment	1,327		202		247		219		1,995	[1]		—		1,995
Corporate Items and Eliminations	(183)		(39)		(39)		(46)		(307)			—		(307)
Financial Products Revenues	1,144		163		208		173		1,688			—		1,688

Consolidated Sales and Revenues	$17,616		$3,278		$5,849		$5,745		$32,488			$—		$32,488
1 Includes revenues from Machinery, Energy & Transportation of $335 million and $357 million in the six months ended June 30, 2025 and 2024, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2024 (at left) and the six months ended June 30, 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2025, was $5.439 billion, a decrease of $1.562 billion, or 22 percent, compared with $7.001 billion for the six months ended June 30, 2024. The decrease was primarily due to unfavorable price realization of $664 million, the profit impact of lower sales volume of $554 million and unfavorable manufacturing costs of $432 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Operating profit margin was 17.6 percent for the six months ended June 30, 2025, compared with 21.5 percent for the six months ended June 30, 2024.

Profit (Loss) by Segment
(Millions of dollars)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Construction Industries	$2,268	$3,505	$(1,237)	(35%)
Resource Industries	1,136	1,448	(312)	(22%)
Energy & Transportation	2,899	2,826	73	3%
All Other Segment	(26)	45	(71)	(158%)
Corporate Items and Eliminations	(967)	(759)	(208)
Machinery, Energy & Transportation	5,310	7,065	(1,755)	(25%)

Financial Products Segment	463	520	(57)	(11%)
Corporate Items and Eliminations	(50)	(268)	218
Financial Products	413	252	161	64%
Consolidating Adjustments	(284)	(316)	32
Consolidated Operating Profit	$5,439	$7,001	$(1,562)	(22%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products for the six months ended June 30, 2025, was $242 million, compared with $280 million for the six months ended June 30, 2024. The decrease was due to lower average debt outstanding and lower average borrowing rates.
•Other income (expense) for the six months ended June 30, 2025, was income of $191 million, compared with income of $311 million for the six months ended June 30, 2024. The change was primarily driven by unfavorable foreign currency impacts.
•The effective tax rate for the six months ended June 30, 2025 was 22.6 percent compared to 21.7 percent for the six months ended June 30, 2024. Excluding the discrete items discussed below, the estimated annual effective tax rate for the six months ended June 30, 2025 was 23.0 percent compared with 22.5 percent for the six months ended June 30, 2024.
A discrete tax benefit of $18 million was recorded in the six months ended June 30, 2025, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with $42 million for the six months ended June 30, 2024. In addition, the 2024 estimated annual effective tax rate excluded the impact of year-to-date losses of $164 million for the divestitures of certain non-U.S. entities with a related tax benefit of $54 million.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 67-69.
Construction Industries
Construction Industries’ total sales were $11.374 billion for the six months ended June 30, 2025, a decrease of $1.733 billion, or 13 percent, compared with $13.107 billion for the six months ended June 30, 2024. The decrease was primarily due to lower sales volume of $903 million and unfavorable price realization of $814 million. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the six months ended June 30, 2025, compared with an increase during the six months ended June 30, 2024.
•In North America, sales decreased due to lower sales volume and unfavorable price realization. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the six months ended June 30, 2025, compared with an increase during the six months ended June 30, 2024.
•Sales decreased in Latin America mainly due to lower sales volume and unfavorable currency impacts primary related to the Brazilian real. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the six months ended June 30, 2025, compared with an increase during the six months ended June 30, 2024.
•In EAME, sales were about flat. Higher sales volume was offset by unfavorable price realization. Higher sales volume was primarily due to higher sales of equipment to end users.
•Sales decreased in Asia/Pacific due to unfavorable price realization and unfavorable currency impacts primarily related to the Australian dollar, partially offset by higher sales volume. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the six months ended June 30, 2025, compared with a decrease during the six months ended June 30, 2024.
Construction Industries’ profit was $2.268 billion for the six months ended June 30, 2025, a decrease of $1.237 billion, or 35 percent, compared with $3.505 billion for the six months ended June 30, 2024. The decrease was mainly due to unfavorable price realization of $814 million and the profit impact of lower sales volume of $320 million.
Construction Industries’ profit as a percent of total sales was 19.9 percent for the six months ended June 30, 2025, compared with 26.7 percent for the six months ended June 30, 2024.
Resource Industries
Resource Industries’ total sales were $5.971 billion for the six months ended June 30, 2025, a decrease of $428 million, or 7 percent, compared with $6.399 billion for the six months ended June 30, 2024. The decrease was primarily due to lower sales volume of $192 million and unfavorable price realization of $144 million. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Resource Industries’ profit was $1.136 billion for the six months ended June 30, 2025, a decrease of $312 million, or 22 percent, compared with $1.448 billion for the six months ended June 30, 2024. The decrease was mainly due to unfavorable price realization of $144 million and the profit impact of lower sales volume of $142 million.

Resource Industries’ profit as a percent of total sales was 19.0 percent for the six months ended June 30, 2025, compared with 22.6 percent for the six months ended June 30, 2024.
Energy & Transportation

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Oil and Gas	$3,125	$3,397	$(272)	(8%)
Power Generation	4,403	3,503	900	26%
Industrial	2,027	2,034	(7)	—%
Transportation	2,403	2,633	(230)	(9%)
External Sales	11,958	11,567	391	3%
Inter-Segment	2,446	2,451	(5)	—%
Total Sales	$14,404	$14,018	$386	3%

Energy & Transportation’s total sales were $14.404 billion for the six months ended June 30, 2025, an increase of $386 million, or 3 percent, compared with $14.018 billion for the six months ended June 30, 2024. The increase was primarily due to favorable price realization of $294 million and higher sales volume of $151 million.
•Oil and Gas – Sales decreased in reciprocating engines, primarily engines used in gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
•Industrial – Sales were about flat.
•Transportation – Sales decreased in marine. International locomotive deliveries were also lower.
Energy & Transportation’s profit was $2.899 billion for the six months ended June 30, 2025, an increase of $73 million, or 3 percent, compared with $2.826 billion for the six months ended June 30, 2024. The increase was mainly due to favorable price realization of $294 million, partially offset by unfavorable manufacturing costs of $194 million. Unfavorable manufacturing costs largely reflected increased period manufacturing costs.
Energy & Transportation’s profit as a percent of total sales was 20.1 percent for the six months ended June 30, 2025, compared with 20.2 percent for the six months ended June 30, 2024.
Financial Products Segment
Financial Products’ segment revenues were $2.049 billion for the six months ended June 30, 2025, an increase of $54 million, or 3 percent, compared with $1.995 billion for the six months ended June 30, 2024. The increase was primarily due to a favorable impact from higher average earning assets driven by North America of $77 million and higher revenues from Insurance Services of $14 million, partially offset by an unfavorable impact from lower average financing rates of $35 million mainly in North America.
Financial Products’ segment profit was $463 million for the six months ended June 30, 2025, a decrease of $57 million, or 11 percent, compared with $520 million for the six months ended June 30, 2024. The decrease was mainly due to higher provision for credit losses at Cat Financial of $35 million, the absence of an insurance settlement of $33 million in the first quarter of 2024 and an unfavorable impact from lower net yield on average earning assets of $24 million, partially offset by a favorable impact from higher average earning assets of $32 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.017 billion for the six months ended June 30, 2025, a decrease of $10 million from the six months ended June 30, 2024, mainly driven by favorable restructuring income/costs and lower corporate costs, partially offset by increased expenses due to timing differences and unfavorable impacts of segment reporting methodology differences.

RESTRUCTURING COSTS

In 2025, we expect to incur about $300 million to $350 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $29 million in 2025 compared with 2024.

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
LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first six months of 2025 and ended the second quarter with $5.442 billion of cash, a decrease of $1.447 billion from year-end 2024. In addition, ME&T invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $1.221 billion as of June 30, 2025 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first six months of 2025 was $4.411 billion, down $662 million compared to the same period a year ago. The decrease was primarily due to lower profit before taxes adjusted for non-cash items partially offset by changes in working capital. Within working capital, changes in accounts payable and customer advances favorably impacted cash flow, partially offset by changes in inventories.

Total debt as of June 30, 2025 was $40.748 billion, an increase of $2.339 billion from year-end 2024. Debt related to ME&T increased $2.103 billion in the first six months of 2025 primarily due to the issuance of new debt in the second quarter of 2025. ME&T issued $1.700 billion of ten-year bonds at 5.2 percent and $300 million of thirty-year bonds at 5.5 percent. The proceeds from the offering will be used for general corporate purposes, which may include the repayment of existing indebtedness. Debt related to Financial Products increased $1.265 billion, of which $1.000 billion is related to intercompany borrowings with ME&T.

As of June 30, 2025, we had three global credit facilities with a syndicate of banks totaling $10.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of June 30, 2025 was $2.750 billion. Information on our Credit Facility is as follows:

•The 364-day facility of $3.150 billion (of which $825 million is available to ME&T) expires in August 2025.
•The three-year facility, as amended in August 2024, of $2.730 billion (of which $715 million is available to ME&T) expires in August 2027.
•The five-year facility, as amended in August 2024, of $4.620 billion (of which $1.210 billion is available to ME&T) expires in August 2029.

At June 30, 2025, Caterpillar’s consolidated net worth was $18.726 billion, which was above the $9.000 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2025, Cat Financial’s covenant interest coverage ratio was 1.51 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at June 30, 2025, Cat Financial’s six-month covenant leverage ratio was 7.18 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2025, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of June 30, 2025 were:

	June 30, 2025
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$10,500	$2,750	$7,750
Other external	4,084	617	3,467
Total credit lines available	14,584	3,367	11,217
Less: Commercial paper outstanding	(3,985)	—	(3,985)
Less: Utilized credit	(800)	—	(800)
Available credit	$9,799	$3,367	$6,432

The other external consolidated credit lines with banks as of June 30, 2025 totaled $4.084 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Fitch maintains a "high-A" debt rating, while Moody’s and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, ME&T’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

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

Machinery, Energy & Transportation

Net cash provided by operating activities was $3.862 billion in the first six months of 2025, compared with net cash provided of $4.573 billion for the same period in 2024. The decrease was primarily due to lower profit before taxes, adjusted for non-cash items, partially offset by lower working capital requirements. Within working capital, changes in customer advances and accounts payable favorably impacted cash flow but were partially offset by changes in inventories.

Net cash used by investing activities in the first six months of 2025 was $1.530 billion, compared with net cash provided of $1.381 billion in the first six months of 2024. The change was primarily due to lower proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024; increased activity related to intercompany lending with Financial Products; and an increase in capital expenditures.

Net cash used for financing activities during the first six months of 2025 was $4.050 billion, compared with net cash used of $8.573 billion in the same period of 2024. The change was primarily due to higher proceeds from debt issued, lower payments to purchase common stock and lower payments on debt in the first six months of 2025 compared to the same period in 2024.

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

Operational excellence and commitments – Capital expenditures were $1.287 billion during the first six months of 2025, compared to $841 million for the same period in 2024. We expect ME&T’s capital expenditures in 2025 to be about $2.5 billion. We made $276 million of contributions to our pension and other postretirement benefit plans during the first six months of 2025. We currently anticipate full-year 2025 contributions of approximately $354 million. In comparison, we made $172 million of contributions to our pension and other postretirement benefit plans during the first six months of 2024.

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

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2025, the Board of Directors approved a seven percent increase in the quarterly dividend to $1.51 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.336 billion in the first six months of 2025.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first six months of 2025, we repurchased $4.488 billion of Caterpillar common stock. As of June 30, 2025, the 2022 Authorization was fully utilized and $15.640 billion remained available under the 2024 Authorization. Our basic shares outstanding as of June 30, 2025 were approximately 468 million.

Financial Products

Net cash provided by operating activities was $597 million in the first six months of 2025, compared with $715 million for the same period in 2024. Net cash used for investing activities was $990 million in the first six months of 2025, compared with $1.351 billion for the same period in 2024. The change was primarily due to portfolio related activity and the 2024 divestiture of a non-U.S. subsidiary. Net cash provided by financing activities was $670 million in the first six months of 2025, compared with $635 million for the same period in 2024. The change was primarily due to increased intercompany borrowings from ME&T, partially offset by decreased external borrowings.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Order Backlog

At the end of the second quarter of 2025, the dollar amount of backlog believed to be firm was approximately $37.5 billion, about $2.5 billion higher than the first quarter of 2025. The order backlog increased across the primary segments, with the largest increase in Energy & Transportation. Of the total backlog at June 30, 2025, approximately $10.3 billion was not expected to be filled in the following twelve months.

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
We believe it is important to separately quantify the profit impact of two significant items in order for the company’s results to be meaningful to our readers. These items consist of (i) other restructuring income/costs and (ii) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing the company’s period-over-period results.
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended June 30, 2025 - U.S. GAAP	$2,860	17.3%	$2,818	$646	$2,179	$4.62
Other restructuring (income) costs	56	0.3%	56	12	47	0.10
Three Months Ended June 30, 2025 - Adjusted	$2,916	17.6%	$2,874	$658	$2,226	$4.72

Three Months Ended June 30, 2024 - U.S. GAAP	$3,482	20.9%	$3,500	$836	$2,681	$5.48
Restructuring costs - divestiture of two non-U.S. entities	228	1.3%	228	—	228	0.47
Other restructuring (income) costs	30	0.2%	30	6	24	0.04
Three Months Ended June 30, 2024 - Adjusted	$3,740	22.4%	$3,758	$842	$2,933	$5.99

Six Months Ended June 30, 2025 - U.S. GAAP	$5,439	17.6%	$5,388	$1,220	$4,182	$8.82
Other restructuring (income) costs	88	0.3%	89	20	72	0.15
Six Months Ended June 30, 2025 - Adjusted	$5,527	17.9%	$5,477	$1,240	$4,254	$8.97

Six Months Ended June 30, 2024 - U.S. GAAP	$7,001	21.5%	$7,032	$1,524	$5,537	$11.23
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.5%	164	54	110	0.22
Other restructuring (income) costs	88	0.3%	88	20	68	0.14
Six Months Ended June 30, 2024 - Adjusted	$7,253	22.3%	$7,284	$1,598	$5,715	$11.59

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense and (ii) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.

A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended June 30, 2025 - U.S. GAAP	$2,818	$646	23.0%
Excess stock-based compensation	—	1
Annual effective tax rate, excluding discrete items	2,818	647	23.0%
Excess stock-based compensation	—	(1)
Other restructuring (income) costs	56	12
Three Months Ended June 30, 2025 - Adjusted	$2,874	$658

Three Months Ended June 30, 2024 - U.S. GAAP	$3,500	$836	23.9%
Restructuring costs - divestiture of two non-U.S. entities	228	—
Excess stock-based compensation	—	4
Annual effective tax rate, excluding discrete items	3,728	840	22.5%
Excess stock-based compensation	—	(4)
Other restructuring (income) costs	30	6
Three Months Ended June 30, 2024 - Adjusted	$3,758	$842

Six Months Ended June 30, 2025 - U.S. GAAP	$5,388	$1,220	22.6%
Excess stock-based compensation	—	18
Annual effective tax rate, excluding discrete items	5,388	1,238	23.0%
Excess stock-based compensation	—	(18)
Other restructuring (income) costs	89	20
Six Months Ended June 30, 2025 - Adjusted	$5,477	$1,240

Six Months Ended June 30, 2024 - U.S. GAAP	$7,032	$1,524	21.7%
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	54
Excess stock-based compensation	—	42
Annual effective tax rate, excluding discrete items	7,196	1,620	22.5%
Excess stock-based compensation	—	(42)
Other restructuring (income) costs	88	20
Six Months Ended June 30, 2024 - Adjusted	$7,284	$1,598

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30,
	2025	2024
ME&T net cash provided by operating activities [1]	$3,862	$4,573
ME&T capital expenditures	(1,287)	(841)
ME&T free cash flow	$2,575	$3,732
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 76-77.

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

Pages 70-77 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,674	$15,674	$—	$—
Revenues of Financial Products	895	—	1,081	(186)	[1]
Total sales and revenues	16,569	15,674	1,081	(186)

Operating costs:
Cost of goods sold	10,807	10,809	—	(2)	[2]
Selling, general and administrative expenses	1,694	1,497	209	(12)	[2]
Research and development expenses	551	551	—	—
Interest expense of Financial Products	336	—	342	(6)	[2]
Other operating (income) expenses	321	22	318	(19)	[2]
Total operating costs	13,709	12,879	869	(39)

Operating profit	2,860	2,795	212	(147)

Interest expense excluding Financial Products	126	130	—	(4)	[3]
Other income (expense)	84	(101)	42	143	[4]

Consolidated profit before taxes	2,818	2,564	254	—

Provision (benefit) for income taxes	646	585	61	—
Profit of consolidated companies	2,172	1,979	193	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,179	1,986	193	—

Less: Profit (loss) attributable to noncontrolling interests	—	(1)	1	—

Profit [5]	$2,179	$1,987	$192	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$29,052	$29,052	$—	$—
Revenues of Financial Products	1,766	—	2,129	(363)	[1]
Total sales and revenues	30,818	29,052	2,129	(363)

Operating costs:
Cost of goods sold	19,772	19,776	—	(4)	[2]
Selling, general and administrative expenses	3,287	2,905	405	(23)	[2]
Research and development expenses	1,031	1,031	—	—
Interest expense of Financial Products	662	—	668	(6)	[2]
Other operating (income) expenses	627	30	643	(46)	[2]
Total operating costs	25,379	23,742	1,716	(79)

Operating profit	5,439	5,310	413	(284)

Interest expense excluding Financial Products	242	249	—	(7)	[3]
Other income (expense)	191	(146)	60	277	[4]

Consolidated profit before taxes	5,388	4,915	473	—

Provision (benefit) for income taxes	1,220	1,105	115	—
Profit of consolidated companies	4,168	3,810	358	—

Equity in profit (loss) of unconsolidated affiliated companies	14	14	—	—

Profit of consolidated and affiliated companies	4,182	3,824	358	—

Less: Profit (loss) attributable to noncontrolling interests	—	(1)	1	—

Profit [5]	$4,182	$3,825	$357	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$5,442	$4,428	$1,014	$—
Receivables – trade and other	9,704	3,605	527	5,572	[1,2]
Receivables – finance	10,147	—	15,946	(5,799)	[2]
Prepaid expenses and other current assets	2,867	2,680	401	(214)	[3]
Inventories	18,595	18,595	—	—
Total current assets	46,755	29,308	17,888	(441)

Property, plant and equipment – net	13,896	10,035	3,861	—
Long-term receivables – trade and other	1,607	1,619	308	(320)	[1,2]
Long-term receivables – finance	13,835	—	14,708	(873)	[2]
Noncurrent deferred and refundable income taxes	3,427	3,680	131	(384)	[4]
Intangible assets	321	321	—	—
Goodwill	5,331	5,331	—	—
Other assets	5,153	3,747	2,420	(1,014)	[5]
Total assets	$90,325	$54,041	$39,316	$(3,032)

Liabilities
Current liabilities:
Short-term borrowings	$4,485	$—	$4,485	$—
Accounts payable	8,563	8,515	294	(246)	[6,7]
Accrued expenses	5,207	4,374	833	—
Accrued wages, salaries and employee benefits	1,618	1,580	38	—
Customer advances	3,412	3,387	3	22	[7]
Dividends payable	707	707	—	—
Other current liabilities	2,627	2,091	768	(232)	[4,5,8]
Long-term debt due within one year	8,315	30	8,285	—
Total current liabilities	34,934	20,684	14,706	(456)

Long-term debt due after one year	27,948	10,850	18,294	(1,196)	[7,9]
Liability for postemployment benefits	3,611	3,611	—	—
Other liabilities	5,169	4,199	1,376	(406)	[4,5]
Total liabilities	71,662	39,344	34,376	(2,058)
Commitments and contingencies
Shareholders’ equity
Common stock	6,143	6,143	905	(905)	[10]
Treasury stock	(47,958)	(47,958)	—	—
Profit employed in the business	62,160	57,238	4,912	10	[10]
Accumulated other comprehensive income (loss)	(1,684)	(731)	(953)	—
Noncontrolling interests	2	5	76	(79)	[10]
Total shareholders’ equity	18,663	14,697	4,940	(974)
Total liabilities and shareholders’ equity	$90,325	$54,041	$39,316	$(3,032)
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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,182	$3,824	$358	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,094	716	378	—
Provision (benefit) for deferred income taxes	(110)	(88)	(22)	—
Other	398	357	(286)	327	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(319)	90	5	(414)	[1,2]
Inventories	(1,639)	(1,639)	—	—
Accounts payable	973	930	6	37	[1]
Accrued expenses	(12)	(64)	52	—
Accrued wages, salaries and employee benefits	(805)	(786)	(19)	—
Customer advances	1,276	1,276	—	—
Other assets – net	(90)	(133)	(3)	46	[1]
Other liabilities – net	(537)	(621)	128	(44)	[1]
Net cash provided by (used for) operating activities	4,411	3,862	597	(48)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,265)	(1,273)	(22)	30	[1]
Expenditures for equipment leased to others	(608)	(14)	(597)	3	[1]
Proceeds from disposals of leased assets and property, plant and equipment	365	36	362	(33)	[1]
Additions to finance receivables	(7,064)	—	(8,084)	1,020	[2]
Collections of finance receivables	6,399	—	7,278	(879)	[2]
Net intercompany purchased receivables	—	—	93	(93)	[2]
Proceeds from sale of finance receivables	18	—	18	—
Additions to intercompany receivables (original maturities greater than three months)	—	(1,000)	—	1,000	[3]
Collections of intercompany receivables (original maturities greater than three months)	—	—	35	(35)	[3]
Investments and acquisitions (net of cash acquired)	(21)	(21)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	12	—	—
Proceeds from maturities and sale of securities	1,328	1,026	302	—
Investments in securities	(618)	(278)	(340)	—
Other – net	(53)	(18)	(35)	—
Net cash provided by (used for) investing activities	(1,507)	(1,530)	(990)	1,013

Cash flow from financing activities:
Dividends paid	(1,336)	(1,336)	—	—
Common stock issued, including treasury shares reissued	(59)	(59)	—	—
Payments to purchase common stock	(4,488)	(4,488)	—	—
Excise tax paid on purchases of common stock	(73)	(73)	—	—
Proceeds from intercompany borrowings (original maturities greater than three months)	—	—	1,000	(1,000)	[3]
Payments on intercompany borrowings (original maturities greater than three months)	—	(35)	—	35	[3]
Proceeds from debt issued (original maturities greater than three months)	5,707	1,976	3,731	—
Payments on debt (original maturities greater than three months)	(4,168)	(35)	(4,133)	—
Short-term borrowings – net (original maturities three months or less)	72	—	72	—
Net cash provided by (used for) financing activities	(4,345)	(4,050)	670	(965)
Effect of exchange rate changes on cash	(7)	(21)	14	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,448)	(1,739)	291	—
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,170	726	—
Cash, cash equivalents and restricted cash at end of period	$5,448	$4,431	$1,017	$—

1    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
2    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
3    Elimination of proceeds and payments to/from ME&T and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,535	$5,370	$165	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,055	662	393	—
Provision (benefit) for deferred income taxes	(133)	(81)	(52)	—
(Gain) loss on divestiture	164	(46)	210	—
Other	105	104	(280)	281	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(245)	195	96	(536)	1.2
Inventories	(643)	(638)	—	(5)	[1]
Accounts payable	(21)	6	(58)	31	[1]
Accrued expenses	69	(41)	110	—
Accrued wages, salaries and employee benefits	(1,056)	(1,035)	(21)	—
Customer advances	341	341	—	—
Other assets – net	20	(108)	5	123	[1]
Other liabilities – net	(118)	(156)	147	(109)	[1]
Net cash provided by (used for) operating activities	5,073	4,573	715	(215)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(841)	(831)	(13)	3	[1]
Expenditures for equipment leased to others	(614)	(10)	(612)	8	[1]
Proceeds from disposals of leased assets and property, plant and equipment	342	13	335	(6)	[1]
Additions to finance receivables	(7,446)	—	(7,951)	505	[2]
Collections of finance receivables	6,743	—	7,176	(433)	[2]
Net intercompany purchased receivables	—	—	(138)	138	[2]
Proceeds from sale of finance receivables	37	—	37	—
Net intercompany borrowings	—	—	9	(9)	[3]
Investments and acquisitions (net of cash acquired)	(32)	(32)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(61)	92	(153)	—
Proceeds from maturities and sale of securities	2,574	2,402	172	—
Investments in securities	(523)	(300)	(223)	—
Other – net	57	47	10	—
Net cash provided by (used for) investing activities	236	1,381	(1,351)	206

Cash flow from financing activities:
Dividends paid	(1,283)	(1,283)	—	—
Common stock issued, including treasury shares reissued	8	8	—	—
Payments to purchase common stock	(6,275)	(6,275)	—	—
Net intercompany borrowings	—	(9)	—	9	[3]
Proceeds from debt issued (original maturities greater than three months)	4,151	—	4,151	—
Payments on debt (original maturities greater than three months)	(5,217)	(1,014)	(4,203)	—
Short-term borrowings – net (original maturities three months or less)	687	—	687	—
Net cash provided by (used for) financing activities	(7,929)	(8,573)	635	9
Effect of exchange rate changes on cash	(17)	(7)	(10)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,637)	(2,626)	(11)	—
Cash, cash equivalents and restricted cash at beginning of period	6,985	6,111	874	—
Cash, cash equivalents and restricted cash at end of period	$4,348	$3,485	$863	$—

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

Changes in internal control over financial reporting

During the second quarter of 2025, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
April 1-30, 2025	1,790,132	$295.04	1,790,132	$15.940
May 1-31, 2025	543,069	$331.42	543,069	$15.760
June 1-30, 2025	332,974	$360.36	332,974	$15.640
Total	2,666,175	$310.61	2,666,175

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of March 31,2025, the 2022 Authorization was fully utilized and as of June 30,2025, approximately $15.6 billion remained available under the 2024 Authorization.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2025, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 17,000 active participants in the aggregate. During the second quarter of 2025, approximately 58,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

On May 27, 2025, D. James Umpleby III, Executive Chairman of the Board of Directors of the Company, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) April 30, 2026 and (2) the date on which an aggregate of 51,500 shares of our common stock have been sold under the plan.

Item 6. Exhibits

4.1	Form of 5.200% Senior Note due 2035 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 15, 2025)

4.2	Form of 5.500% Senior Note due 2055 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 15, 2025)

10.1	First Amended and Restated Aircraft Time Sharing Agreement, dated as of April 28, 2025.

10.2	Aircraft Time Sharing Agreement, dated as of May 7, 2025.

31.1	Certification of Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

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

CATERPILLAR INC.

August 6, 2025	/s/ Joseph E. Creed	Chief Executive Officer
Joseph E. Creed

August 6, 2025	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

August 6, 2025	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

August 6, 2025	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp