Form 10-Q
period 2025-09-30
CATERPILLAR INC
filed 2025-11-03
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

At September 30, 2025, 467,979,596 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2025	2024
Sales and revenues:
Sales of Machinery, Energy & Transportation	$16,726	$15,231
Revenues of Financial Products	912	875
Total sales and revenues	17,638	16,106

Operating costs:
Cost of goods sold	11,673	10,066
Selling, general and administrative expenses	1,822	1,669
Research and development expenses	555	533
Interest expense of Financial Products	346	336
Other operating (income) expenses	190	355
Total operating costs	14,586	12,959

Operating profit	3,052	3,147

Interest expense excluding Financial Products	133	125
Other income (expense)	208	76

Consolidated profit before taxes	3,127	3,098

Provision (benefit) for income taxes	836	642
Profit of consolidated companies	2,291	2,456

Equity in profit (loss) of unconsolidated affiliated companies	8	7

Profit of consolidated and affiliated companies	2,299	2,463

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)

Profit [1]	$2,300	$2,464

Profit per common share	$4.91	$5.09

Profit per common share – diluted [2]	$4.88	$5.06

Weighted-average common shares outstanding (millions)
– Basic	468.6	484.2
– Diluted [2]	470.8	486.7
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2025	2024

Profit of consolidated and affiliated companies	$2,299	$2,463
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	(30)	397
Pension and other postretirement benefits	—	(3)
Derivative financial instruments	(21)	58
Available-for-sale securities	12	61

Total other comprehensive income (loss), net of tax	(39)	513
Comprehensive income	2,260	2,976
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1)	(1)
Comprehensive income attributable to shareholders	$2,261	$2,977

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2025	2024
Sales and revenues:
Sales of Machinery, Energy & Transportation	$45,778	$46,031
Revenues of Financial Products	2,678	2,563
Total sales and revenues	48,456	48,594

Operating costs:
Cost of goods sold	31,445	29,878
Selling, general and administrative expenses	5,109	4,898
Research and development expenses	1,586	1,588
Interest expense of Financial Products	1,008	948
Other operating (income) expenses	817	1,134
Total operating costs	39,965	38,446

Operating profit	8,491	10,148

Interest expense excluding Financial Products	375	405
Other income (expense)	399	387

Consolidated profit before taxes	8,515	10,130

Provision (benefit) for income taxes	2,056	2,166
Profit of consolidated companies	6,459	7,964

Equity in profit (loss) of unconsolidated affiliated companies	22	34

Profit of consolidated and affiliated companies	6,481	7,998

Less: Profit (loss) attributable to noncontrolling interests	(1)	(3)

Profit [1]	$6,482	$8,001

Profit per common share	$13.76	$16.36

Profit per common share – diluted [2]	$13.69	$16.27

Weighted-average common shares outstanding (millions)
– Basic	471.3	489.0
– Diluted [2]	473.4	491.7
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024

Profit of consolidated and affiliated companies	$6,481	$7,998
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	593	69
Pension and other postretirement benefits	(2)	(9)
Derivative financial instruments	99	(4)
Available-for-sale securities	58	47

Total other comprehensive income (loss), net of tax	748	103
Comprehensive income	7,229	8,101
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1)	(3)
Comprehensive income attributable to shareholders	$7,230	$8,104
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,538	$6,889
Receivables – trade and other	10,146	9,282
Receivables – finance	10,315	9,565
Prepaid expenses and other current assets	2,861	3,119
Inventories	18,958	16,827
Total current assets	49,818	45,682

Property, plant and equipment – net	14,310	13,361
Long-term receivables – trade and other	1,618	1,225
Long-term receivables – finance	13,985	13,242
Noncurrent deferred and refundable income taxes	3,000	3,312
Intangible assets	281	399
Goodwill	5,329	5,241
Other assets	5,381	5,302
Total assets	$93,722	$87,764

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$4,509	$4,393
Accounts payable	8,729	7,675
Accrued expenses	5,187	5,243
Accrued wages, salaries and employee benefits	2,126	2,391
Customer advances	3,391	2,322
Dividends payable	—	674
Other current liabilities	2,760	2,909
Long-term debt due within one year:
Machinery, Energy & Transportation	32	46
Financial Products	9,257	6,619
Total current liabilities	35,991	32,272

Long-term debt due after one year:
Machinery, Energy & Transportation	10,669	8,564
Financial Products	17,067	18,787
Liability for postemployment benefits	3,664	3,757
Other liabilities	5,672	4,890
Total liabilities	73,063	68,270
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/25 and 12/31/24 – 814,894,624) at paid-in amount	6,223	6,941
Treasury stock: (9/30/25 – 346,915,028 shares; 12/31/24 – 336,962,600 shares) at cost	(48,302)	(44,331)
Profit employed in the business	64,460	59,352
Accumulated other comprehensive income (loss)	(1,723)	(2,471)
Noncontrolling interests	1	3
Total shareholders’ equity	20,659	19,494
Total liabilities and shareholders’ equity	$93,722	$87,764
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	$5,517	$(41,612)	$55,455	$(2,230)	$6	$17,136
Profit (loss) of consolidated and affiliated companies	—	—	2,464	—	(1)	2,463
Foreign currency translation, net of tax	—	—	—	397	—	397
Pension and other postretirement benefits, net of tax	—	—	—	(3)	—	(3)
Derivative financial instruments, net of tax	—	—	—	58	—	58
Available-for-sale securities, net of tax	—	—	—	61	—	61
Dividends declared	—	—	1	—	—	1
Common shares issued from treasury stock for stock-based compensation: 202,087	(4)	10	—	—	—	6
Stock-based compensation expense	52	—	—	—	—	52
Common shares repurchased: 2,297,715 [1]	—	(782)	—	—	—	(782)
Other	19	(6)	—	—	1	14
Balance at September 30, 2024	$5,584	$(42,390)	$57,920	$(1,717)	$6	$19,403

Three Months Ended September 30, 2025
Balance at June 30, 2025	$6,143	$(47,958)	$62,160	$(1,684)	$2	$18,663
Profit (loss) of consolidated and affiliated companies	—	—	2,300	—	(1)	2,299
Foreign currency translation, net of tax	—	—	—	(30)	—	(30)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	—
Derivative financial instruments, net of tax	—	—	—	(21)	—	(21)
Available-for-sale securities, net of tax	—	—	—	12	—	12
Common shares issued from treasury stock for stock-based compensation: 348,672	—	19	—	—	—	19
Stock-based compensation expense	71	—	—	—	—	71
Common shares repurchased: 847,999 [1]	—	(362)	—	—	—	(362)
Other	9	(1)	—	—	—	8
Balance at September 30, 2025	$6,223	$(48,302)	$64,460	$(1,723)	$1	$20,659

1 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	8,001	—	(3)	7,998
Foreign currency translation, net of tax	—	—	—	69	—	69
Pension and other postretirement benefits, net of tax	—	—	—	(9)	—	(9)
Derivative financial instruments, net of tax	—	—	—	(4)	—	(4)
Available-for-sale securities, net of tax	—	—	—	47	—	47
Dividends declared [1]	—	—	(1,331)	—	—	(1,331)
Common shares issued from treasury stock for stock-based compensation: 1,629,444	(45)	59	—	—	—	14
Stock-based compensation expense	171	—	—	—	—	171
Common shares repurchased: 18,204,255 [2]	—	(6,057)	—	—	—	(6,057)
Outstanding authorized accelerated share repurchases	(1,000)	—	—	—	—	(1,000)
Other	55	(53)	—	—	—	2
Balance at September 30, 2024	$5,584	$(42,390)	$57,920	$(1,717)	$6	$19,403

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	6,482	—	(1)	6,481
Foreign currency translation, net of tax	—	—	—	593	—	593
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	99	—	99
Available-for-sale securities, net of tax	—	—	—	58	—	58
Dividends declared [1]	—	—	(1,374)	—	—	(1,374)
Common shares issued from treasury stock for stock-based compensation: 1,077,027	(53)	13	—	—	—	(40)
Stock-based compensation expense	202	—	—	—	—	202
Common shares repurchased: 11,029,455 [2]	—	(3,950)	—	—	—	(3,950)
Outstanding authorized accelerated share repurchases	(900)	—	—	—	—	(900)
Other	33	(34)	—	—	(1)	(2)
Balance at September 30, 2025	$6,223	$(48,302)	$64,460	$(1,723)	$1	$20,659

1 Dividends per share of common stock of $2.92 and $2.71 were declared in the nine months ended September 30, 2025 and 2024, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in Millions)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$6,481	$7,998
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,664	1,598
Provision (benefit) for deferred income taxes	300	(329)
(Gain) loss on divestiture	—	164
Other	509	221
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(788)	(30)
Inventories	(2,015)	(781)
Accounts payable	1,086	(96)
Accrued expenses	51	9
Accrued wages, salaries and employee benefits	(296)	(671)
Customer advances	1,649	476
Other assets – net	(138)	120
Other liabilities – net	(355)	(37)
Net cash provided by (used for) operating activities	8,148	8,642

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,923)	(1,285)
Expenditures for equipment leased to others	(1,021)	(893)
Proceeds from disposals of leased assets and property, plant and equipment	544	541
Additions to finance receivables	(10,964)	(11,457)
Collections of finance receivables	9,890	10,234
Proceeds from sale of finance receivables	26	69
Investments and acquisitions (net of cash acquired)	(26)	(32)
Proceeds from sale of businesses and investments (net of cash sold)	12	(67)
Proceeds from maturities and sale of securities	1,945	2,841
Investments in securities	(1,291)	(892)
Other – net	(19)	137
Net cash provided by (used for) investing activities	(2,827)	(804)

Cash flow from financing activities:
Dividends paid	(2,043)	(1,966)
Common stock issued, and other stock compensation transactions, net	(39)	15
Payments to purchase common stock	(4,850)	(7,057)
Excise tax paid on purchases of common stock	(73)	—
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Energy & Transportation	1,976	—
- Financial Products	6,478	7,579
Payments on debt (original maturities greater than three months):
- Machinery, Energy & Transportation	(43)	(1,021)
- Financial Products	(6,162)	(5,841)
Short-term borrowings – net (original maturities three months or less)	106	(848)
Net cash provided by (used for) financing activities	(4,650)	(9,139)
Effect of exchange rate changes on cash	(23)	(39)
Increase (decrease) in cash, cash equivalents and restricted cash	648	(1,340)
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,985
Cash, cash equivalents and restricted cash at end of period	$7,544	$5,645
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2025 and 2024, (c) the consolidated financial position at September 30, 2025 and December 31, 2024, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024 and (e) the consolidated cash flow for the nine months ended September 30, 2025 and 2024.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Internal-use software costs (ASU 2025-06) — In September 2025, the FASB issued accounting guidance to modernize the accounting for internal-use software costs. Under this guidance, capitalization for internal-use software costs begins when management has authorized and committed to funding the project and it is probable the project will be completed, and the software will be used to perform the intended function. This guidance is effective January 1, 2028, with early adoption permitted, and can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are in the process of evaluating the effect of this new guidance on our financial statements.

All other ASUs issued but not yet adopted were assessed and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $8,710 million, $7,864 million and $7,923 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively. Long-term trade receivables from dealers and end users were $741 million, $640 million and $589 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestones for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $217 million, $238 million and $246 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $4,423 million, $2,745 million and $2,389 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2025, we recognized $351 million and $1,496 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2025. During the three and nine months ended September 30, 2024, we recognized $222 million and $1,395 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2024.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. We report the estimated cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in the Consolidated Statement of Financial Position, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price in the subsequent period when the final discount is paid. As a result of differences between actual and estimated payments and changes in estimates, we recognized a decrease in revenue of $61 million and $515 million during the three and nine months ended September 30, 2025, respectively, related to prior period sales. The change in revenue during the three and nine months ended September 30, 2024 related to prior periods sales was inconsequential. Generally, we estimate the cost of these discounts for each product by model by geographic region based on historical experience and changes in merchandising programs known as of the period end financial reporting date. Products sold to dealers in a prior period that remained in dealer inventory during 2025 were subject to merchandising program actions taken in 2025 which resulted in higher discounts paid in the current year.

As of September 30, 2025, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $22.5 billion, with about one-half of the amount expected to be completed and revenue recognized in the twelve months following September 30, 2025. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $71 million and $202 million for the three and nine months ended September 30, 2025, respectively, and $52 million and $171 million for the three and nine months ended September 30, 2024, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Shares Granted	Weighted-Average Fair Value Per Share	Shares Granted	Weighted-Average Fair Value Per Share
Stock options	299,523	$106.04	296,295	$104.27
RSUs	477,750	$338.61	379,621	$338.65
PRSUs	201,934	$345.60	169,120	$408.64

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the nine months ended September 30, 2025 and 2024, respectively:

	Grant Year
	2025	2024
Weighted-average dividend yield	2.13%	2.40%
Weighted-average volatility	30.5%	30.7%
Range of volatilities	26.6% - 32.6%	26.3% - 32.3%
Range of risk-free interest rates	4.13% - 4.40%	4.28% - 5.03%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2025 and 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the nine months ended September 30, 2025 and 2024, respectively:

	Grant Year
	2025	2024
Expected volatility of the Company's stock	29.5%	29.8%
Risk-free interest rate	3.90%	4.38%

As of September 30, 2025, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $229 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

Our ME&T operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of September 30, 2025, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	September 30, 2025		December 31, 2024
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$401	$(162)	$357	$(275)
Interest rate contracts	66	(103)	10	(201)
Total	$467	$(265)	$367	$(476)

Undesignated derivatives
Foreign exchange contracts	$46	$(47)	$91	$(56)
Commodity contracts	7	—	4	(6)
Total return swap contracts	29	—	—	(33)
Total	$82	$(47)	$95	$(95)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of September 30, 2025 and December 31, 2024 were $28.8 billion and $27.0 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (Losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended September 30,
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(46)	$26	$(17)	$(70)
Interest rate contracts	—	—	2	(9)	2	9
Fair Value Hedges
Foreign exchange contracts	—	—	(3)	—	(4)	—
Interest rate contracts	(20)	(41)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	18	(35)	—	—	—	—
Commodity contracts	11	1	—	—	—	—
Total return swap contracts	53	40	—	—	—	—
Total	$62	$(35)	$(47)	$17	$(19)	$(61)

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

(Millions of dollars)	Nine Months Ended September 30,
	Gains (Losses) Recognized on the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2025	2024	2025	2024	2025	2024
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$171	$108	$55	$77
Interest rate contracts	—	—	15	6	4	38
Fair Value Hedges
Foreign exchange contracts	—	—	(5)	—	(5)	—
Interest rate contracts	(58)	(115)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(79)	58	—	—	—	—
Commodity contracts	16	2	—	—	—	—
Total return swap contracts	83	58	—	—	—	—
Total	$(38)	$3	$181	$114	$54	$115

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

The following amounts were recorded on the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term debt due within one year	$1,101	$483	$3	$(16)
Long-term debt due after one year	5,416	5,327	(34)	(170)
Total	$6,517	$5,810	$(31)	$(186)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of September 30, 2025 and December 31, 2024, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$549	$(312)	$462	$(571)
Financial Instruments Not Offset	(176)	176	(186)	186
Net Amount	$373	$(136)	$276	$(385)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2025	December 31, 2024
Raw materials	$7,502	$6,681
Work-in-process	1,755	1,438
Finished goods	9,325	8,329
Supplies	376	379
Total inventories	$18,958	$16,827

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	September 30, 2025
(Millions of dollars)	Gross Carrying Amount[1]	Accumulated Amortization[1]	Net
Customer relationships	$2,022	$(1,854)	$168
Intellectual property	482	(397)	85
Other	117	(89)	28
Total finite-lived intangible assets	$2,621	$(2,340)	$281

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,220	$(1,950)	$270
Intellectual property	496	(401)	95
Other	117	(83)	34
Total finite-lived intangible assets	$2,833	$(2,434)	$399

[1] For the nine months ended September 30, 2025, $235 million of intangible assets were fully amortized and have been removed.

Amortization expense for the three and nine months ended September 30, 2025 was $41 million and $128 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $44 million and $131 million, respectively.

Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2025	2026	2027	2028	2029	Thereafter
$40	$98	$35	$27	$24	$57

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2025 or 2024.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 were as follows:

(Millions of dollars)	December 31, 2024	Other Adjustments [1]	September 30, 2025
Construction Industries
Goodwill	$261	$11	$272
Impairments	(22)	—	(22)
Net goodwill	239	11	250
Resource Industries
Goodwill	4,124	35	4,159
Impairments	(1,175)	—	(1,175)
Net goodwill	2,949	35	2,984
Energy & Transportation
Goodwill	2,939	40	2,979
Impairments	(925)	—	(925)
Net goodwill	2,014	40	2,054
All Other [2]
Goodwill	39	2	41
Consolidated total
Goodwill	7,363	88	7,451
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,241	$88	$5,329

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	September 30, 2025			December 31, 2024
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	72	2	74	71	(3)	68

Corporate debt securities
Corporate bonds and other debt securities	2,475	17	2,492	3,199	(29)	3,170
Asset-backed securities	265	—	265	220	(1)	219

Mortgage-backed debt securities
U.S. governmental agency	515	(15)	500	476	(33)	443
Residential	5	—	5	2	—	2
Commercial	127	(3)	124	136	(6)	130
Total available-for-sale debt securities	$3,469	$1	$3,470	$4,114	$(72)	$4,042

Available-for-sale debt securities in an unrealized loss position:

	September 30, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$26	$1	$26	$1

Corporate debt securities
Corporate bonds	107	—	474	11	581	11
Asset-backed securities	6	—	38	1	44	1

Mortgage-backed debt securities
U.S. governmental agency	—	—	290	20	290	20
Commercial	3	—	89	3	92	3
Total	$116	$—	$917	$36	$1,033	$36

	December 31, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$55	$4	$55	$4
Corporate debt securities
Corporate bonds	729	3	812	33	1,541	36
Asset-backed securities	7	—	37	2	44	2

Mortgage-backed debt securities
U.S. governmental agency	126	3	273	30	399	33
Commercial	13	—	113	6	126	6
Total	$875	$6	$1,290	$75	$2,165	$81

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2025.

The cost basis and fair value of available-for-sale debt securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2025
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$826	$829
Due after one year through five years	1,530	1,542
Due after five years through ten years	287	292
Due after ten years	179	178
U.S. governmental agency mortgage-backed securities	515	500
Residential mortgage-backed securities	5	5
Commercial mortgage-backed securities	127	124
Total debt securities – available-for-sale	$3,469	$3,470

For the three months ended September 30, 2025 and 2024, proceeds from available-for-sale debt securities were $323 million and $257 million, respectively. For the nine months ended September 30, 2025 and 2024, proceeds from available-for-sale debt securities were $1,636 million and $917 million, respectively.

For the three months ended September 30, 2025 and 2024, the net unrealized gains (losses) for equity securities held at September 30, 2025 and 2024 were $9 million and $18 million, respectively. For the nine months ended September 30, 2025 and 2024, the net unrealized gains (losses) for equity securities held at September 30, 2025 and 2024 were $36 million and $32 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
(Millions of dollars)	2025	2024	2025	2024	2025	2024
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$12	$15	$16
Interest cost	153	156	28	30	32	33
Expected return on plan assets	(180)	(174)	(42)	(43)	(3)	(2)
Amortization of prior service cost (credit)	—	—	—	—	(1)	(3)
Net periodic benefit cost (benefit) [1]	$(27)	$(18)	$(2)	$(1)	$43	$44

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$35	$34	$47	$50
Interest cost	459	469	83	91	93	99
Expected return on plan assets	(540)	(524)	(122)	(127)	(7)	(6)
Amortization of prior service cost (credit)	—	—	—	—	(3)	(10)
Net periodic benefit cost (benefit) [1]	$(81)	$(55)	$(4)	$(2)	$130	$133

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $47 million and $323 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2025, respectively. We currently anticipate full-year 2025 contributions of approximately $354 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
U.S. Plans [1]	$185	$168	$529	$506
Non-U.S. Plans	35	32	103	94
	$220	$200	$632	$600

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Finance lease revenue	$121	$110	$352	$325
Operating lease revenue	299	303	907	909
Total	$420	$413	$1,259	$1,234

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $491 million and $368 million at September 30, 2025 and December 31, 2024, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2025 and December 31, 2024, the SPC’s assets of $1.1 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.1 billion and $1.14 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the nine months ended September 30 was as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Warranty liability, beginning of period	$1,700	$1,894
Reduction in liability (payments)	(613)	(603)
Increase in liability (new warranties)	564	478
Warranty liability, end of period	$1,651	$1,769

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2025	2024	2025	2024
Profit for the period (A) [1]	$2,300	$2,464	$6,482	$8,001
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	468.6	484.2	471.3	489.0
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.2	2.5	2.1	2.7
Average common shares outstanding for fully diluted computation (C) [2]	470.8	486.7	473.4	491.7
Profit per share of common stock:
Basic (A/B)	$4.91	$5.09	$13.76	$16.36
Diluted (A/C) [2]	$4.88	$5.06	$13.69	$16.27
Shares outstanding as of September 30, (in millions)			468.0	482.8

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended September 30, 2025, there were no antidilutive stock options outstanding. For the nine months ended September 30, 2025, we excluded 0.4 million of outstanding stock options from the computation of diluted earnings per share because the effect would have been antidilutive. For both the three and nine months ended September 30, 2024, we excluded 0.3 million and 0.2 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and nine months ended September 30, 2025, we repurchased 0.8 million and 11.0 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.4 billion and $4.0 billion, respectively. For the three and nine months ended September 30, 2024, we repurchased 2.3 million and 18.2 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.8 billion and $6.1 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2025 and 2024.

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

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Foreign currency translation
Beginning balance	$(1,687)	$(2,110)	$(2,310)	$(1,782)
Gains (losses) on foreign currency translation	(29)	377	594	36
Less: Tax provision (benefit)	1	(20)	1	(5)
Net gains (losses) on foreign currency translation	(30)	397	593	41
(Gains) losses reclassified to earnings	—	—	—	28
Less: Tax provision (benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	28
Other comprehensive income (loss), net of tax	(30)	397	593	69
Ending balance	$(1,717)	$(1,713)	$(1,717)	$(1,713)
Pension and other postretirement benefits
Beginning balance	$(63)	$(55)	$(61)	$(49)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision (benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	(1)	(3)	(3)	(10)
Less: Tax provision (benefit)	(1)	—	(1)	(1)
Net amortization of prior service (credit) cost	—	(3)	(2)	(9)
Other comprehensive income (loss), net of tax	—	(3)	(2)	(9)
Ending balance	$(63)	$(58)	$(63)	$(58)
Derivative financial instruments
Beginning balance	$74	$5	$(46)	$67
Gains (losses) deferred	(47)	17	181	114
Less: Tax provision (benefit)	(11)	10	44	37
Net gains (losses) deferred	(36)	7	137	77
(Gains) losses reclassified to earnings	19	61	(54)	(115)
Less: Tax provision (benefit)	4	10	(16)	(34)
Net (gains) losses reclassified to earnings	15	51	(38)	(81)
Other comprehensive income (loss), net of tax	(21)	58	99	(4)
Ending balance	$53	$63	$53	$63
Available-for-sale securities
Beginning balance	$(8)	$(70)	$(54)	$(56)
Gains (losses) deferred	15	74	70	56
Less: Tax provision (benefit)	3	13	15	11
Net gains (losses) deferred	12	61	55	45
(Gains) losses reclassified to earnings	—	—	3	2
Less: Tax provision (benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	3	2
Other comprehensive income (loss), net of tax	12	61	58	47
Ending balance	$4	$(9)	$4	$(9)

Total AOCI ending balance at September 30,	$(1,723)	$(1,717)	$(1,723)	$(1,717)

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

15.                              Income taxes

The effective tax rate for the three months ended September 30, 2025 was 26.7 percent compared to 20.7 percent for the three months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was 24.1 percent compared to 21.4 percent for the nine months ended September 30, 2024. The effective tax rate for the three and nine months ended September 30, 2025 was negatively impacted by a change in tax incentives resulting from U.S. tax legislation enacted on July 4, 2025, which reinstated 100 percent bonus depreciation and full expensing of U.S. research and development expenditures. The provision for income taxes for the three and nine months ended September 30, 2025 included a tax charge of $41 million, compared to tax benefits of $47 million in the three and nine months ended September 30, 2024, to reflect changes in estimates related to prior years.

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

Effective July 1, 2025, we made the following changes to segment reporting. These changes were made to reflect changes in organizational accountabilities and refinements to our internal reporting.

•Responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for and sourcing of wear and maintenance components and related parts moved from All Other Segment to Resource Industries.

•Responsibility for business strategy, product design, product management and development, manufacturing and product support for electronics and control systems moved from Resource Industries to All Other Segment.

•Responsibility for research and development for automation, electronics and software for machines and engines moved from Resource Industries to the All Other Segment.

Segment information for 2024 has been retrospectively adjusted to conform to the 2025 presentation.

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

Resource Industries: A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; wide-body trucks; select work tools; machinery components; wear and maintenance components and related parts. In addition to equipment, Resource Industries also sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated component design and manufacturing and research and development for hydraulic systems and cabs. Inter-segment sales are a source of revenue for this segment.

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

All Other Segment: Primarily includes activities such as: business strategy; product management and development; parts distribution; integrated logistics solutions; electronics and control systems; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; research and development for automation, electronics and software for machines and engines and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience. Results for the All Other Segment are included as a reconciling item between reportable segments and consolidated external reporting.

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

The three and nine months ended September 30, 2025 and 2024, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2025
Construction Industries	$3,912	$654	$1,217	$904	$6,687		$73	$6,760
Resource Industries	1,152	543	541	799	3,035		75	3,110
Energy & Transportation	4,045	559	1,367	1,088	7,059		1,338	8,397
Financial Products Segment	722	118	130	106	1,076	[1]	—	1,076
Total sales and revenues from reportable segments	9,831	1,874	3,255	2,897	17,857		1,486	19,343
All Other Segment	5	—	2	3	10		63	73
Corporate Items and Eliminations	(155)	(24)	(26)	(24)	(229)		(1,549)	(1,778)
Total Sales and Revenues	$9,681	$1,850	$3,231	$2,876	$17,638		$—	$17,638

Three Months Ended September 30, 2024
Construction Industries	$3,629	$658	$1,150	$875	$6,312		$33	$6,345
Resource Industries	1,141	499	444	870	2,954		94	3,048
Energy & Transportation	3,214	449	1,486	856	6,005		1,182	7,187
Financial Products Segment	695	97	130	112	1,034	[1]	—	1,034
Total sales and revenues from reportable segments	8,679	1,703	3,210	2,713	16,305		1,309	17,614
All Other Segment	1	(1)	1	7	8		64	72
Corporate Items and Eliminations	(135)	(24)	(12)	(36)	(207)		(1,373)	(1,580)
Total Sales and Revenues	$8,545	$1,678	$3,199	$2,684	$16,106		$—	$16,106
1    Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $187 million and $190 million in the three months ended September 30, 2025 and 2024, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2025
Construction Industries	$10,185	$1,698	$3,269	$2,802	$17,954		$180	$18,134
Resource Industries	3,363	1,645	1,451	2,442	8,901		220	9,121
Energy & Transportation	10,963	1,422	3,883	2,749	19,017		3,784	22,801
Financial Products Segment	2,107	322	378	318	3,125	[1]	—	3,125
Total sales and revenues from reportable segments	26,618	5,087	8,981	8,311	48,997		4,184	53,181
All Other Segment	19	—	4	11	34		194	228
Corporate Items and Eliminations	(367)	(66)	(68)	(74)	(575)		(4,378)	(4,953)
Total Sales and Revenues	$26,270	$5,021	$8,917	$8,248	$48,456		$—	$48,456

Nine Months Ended September 30, 2024
Construction Industries	$11,419	$1,930	$3,193	$2,843	$19,385		$67	$19,452
Resource Industries	3,630	1,499	1,354	2,732	9,215		276	9,491
Energy & Transportation	9,473	1,296	4,201	2,602	17,572		3,633	21,205
Financial Products Segment	2,022	299	377	331	3,029	[1]	—	3,029
Total sales and revenues from reportable segments	26,544	5,024	9,125	8,508	49,201		3,976	53,177
All Other Segment	13	(2)	6	11	28		218	246
Corporate Items and Eliminations	(396)	(66)	(83)	(90)	(635)		(4,194)	(4,829)
Total Sales and Revenues	$26,161	$4,956	$9,048	$8,429	$48,594		$—	$48,594
1    Includes revenues from Construction Industries, Resource Industries, Energy & Transportation and All Other Segment of $522 million and $547 million in the nine months ended September 30, 2025 and 2024, respectively.

For the three and nine months ended September 30, 2025 and 2024, Energy & Transportation external sales by end user application were as follows:

Energy & Transportation External Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Oil and gas	$1,979	$1,656	$5,104	$5,053
Power generation	2,634	2,011	7,037	5,514
Industrial	1,077	1,028	3,104	3,062
Transportation	1,369	1,310	3,772	3,943
Energy & Transportation External Sales	$7,059	$6,005	$19,017	$17,572

Profit from Reportable Segments
(Millions of dollars)	Construction Industries	Resource Industries	Energy & Transportation	Financial Products Segment	Total from Reportable Segments
Three Months Ended September 30, 2025
Sales and revenues	$6,760	$3,110	$8,397	$1,076	$19,343
Less [1]:
Cost of goods sold	4,874	2,244	5,895	—	13,013
SG&A/R&D [2]	472	379	807	215	1,873
Other segment items [3]	37	(12)	17	620	662
Segment Profit	$1,377	$499	$1,678	$241	$3,795

Three Months Ended September 30, 2024
Sales and revenues	$6,345	$3,048	$7,187	$1,034	$17,614
Less [1]:
Cost of goods sold	4,349	2,056	4,897	—	11,302
SG&A/R&D [2]	483	369	836	193	1,881
Other segment items [3]	27	4	21	595	647
Segment Profit	$1,486	$619	$1,433	$246	$3,784

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

Profit from Reportable Segments
(Millions of dollars)	Construction Industries	Resource Industries	Energy & Transportation	Financial Products Segment	Total from Reportable Segments
Nine Months Ended September 30, 2025
Sales and revenues	$18,134	$9,121	$22,801	$3,125	$53,181
Less [1]:
Cost of goods sold	13,051	6,430	15,805	—	35,286
SG&A/R&D [2]	1,393	1,107	2,404	614	5,518
Other segment items [3]	45	(44)	15	1,807	1,823
Segment Profit	$3,645	$1,628	$4,577	$704	$10,554

Nine Months Ended September 30, 2024
Sales and revenues	$19,452	$9,491	$21,205	$3,029	$53,177
Less [1]:
Cost of goods sold	13,029	6,345	14,464	—	33,838
SG&A/R&D [2]	1,406	1,062	2,411	548	5,427
Other segment items [3]	26	17	71	1,715	1,829
Segment Profit	$4,991	$2,067	$4,259	$766	$12,083

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

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total profit from reportable segments	$3,795	$3,784	$10,554	$12,083
Profit (loss) from All Other Segment	(6)	(13)	(25)	32
Cost centers	6	(5)	—	7
Corporate costs	(308)	(205)	(732)	(682)
Timing	(119)	(3)	(202)	12
Restructuring income (costs)	(37)	(70)	(126)	(322)
Methodology differences:
Inventory/cost of sales	56	13	8	16
Postretirement benefit expense	(63)	(51)	(116)	(106)
Stock-based compensation expense	(66)	(52)	(196)	(171)
Financing costs	(54)	(42)	(168)	(111)
Currency	18	(79)	(131)	29
Other income/expense methodology differences	(89)	(166)	(317)	(584)
Other methodology differences	(6)	(13)	(34)	(73)
Total consolidated profit before taxes	$3,127	$3,098	$8,515	$10,130

Reconciliation of Assets:

(Millions of dollars)	September 30, 2025	December 31, 2024
Assets from reportable segments:
Construction Industries	$5,587	$5,546
Resource Industries	6,157	6,082
Energy & Transportation	11,368	11,772
Financial Products Segment	40,026	36,925
Total assets from reportable segments	63,138	60,325
Assets from All Other Segment	1,493	1,403
Items not included in segment assets:
Cash and cash equivalents	6,633	6,165
Deferred income taxes	2,870	3,194
Goodwill and intangible assets	4,676	4,478
Property, plant and equipment – net and other assets	4,431	4,808
Inventory methodology differences	(3,650)	(3,560)
Liabilities included in segment assets	14,615	11,973
Other	(484)	(1,022)
Total assets	$93,722	$87,764

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization from reportable segments:
Construction Industries	$67	$60	$196	$173
Resource Industries	65	58	188	170
Energy & Transportation	168	146	477	426
Financial Products Segment	178	184	534	554
Total depreciation and amortization from reportable segments	478	448	1,395	1,323
Items not included in segment depreciation and amortization:
All Other Segment	68	71	197	208
Cost centers	26	25	75	72
Other	(2)	(1)	(3)	(5)
Total depreciation and amortization	$570	$543	$1,664	$1,598

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures from reportable segments:
Construction Industries	$86	$66	$196	$179
Resource Industries	76	54	199	125
Energy & Transportation	454	292	1,165	671
Financial Products Segment	359	264	908	818
Total capital expenditures from reportable segments	975	676	2,468	1,793
Items not included in segment capital expenditures:
All Other Segment	72	73	167	174
Cost centers	38	60	100	114
Timing	(6)	(71)	219	137
Other	(8)	(15)	(10)	(40)
Total capital expenditures	$1,071	$723	$2,944	$2,178

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that, in most cases, incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 27 months as of September 30, 2025.

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

During the three and nine months ended September 30, 2025, Cat Financial's forecasts reflect a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and nine months ended September 30, 2025.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$281	$4	$285	$246	$4	$250
Write-offs	(52)	—	(52)	(42)	—	(42)
Recoveries	12	—	12	15	—	15
Provision for credit losses [1]	32	—	32	25	—	25
Other	1	—	1	2	—	2
Ending balance	$274	$4	$278	$246	$4	$250

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$258	$4	$262	$276	$51	$327
Write-offs	(109)	—	(109)	(98)	(47)	(145)
Recoveries	31	—	31	45	—	45
Provision for credit losses [1]	86	—	86	49	—	49
Other	8	—	8	(26)	—	(26)
Ending balance	$274	$4	$278	$246	$4	$250

Finance Receivables	$23,066	$1,467	$24,533	$21,551	$1,716	$23,267

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$5	$7	$3	$2	$1	$2	$21
EAME	—	—	3	1	—	1	1	6
Asia/Pacific	1	3	1	—	—	—	—	5
Latin America	—	2	—	1	1	—	—	4
Mining	—	5	5	5	—	1	—	16
Total	$2	$15	$16	$10	$3	$3	$3	$52

	Three Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$4	$2	$1	$—	$2	$14
EAME	—	—	1	1	1	—	—	3
Asia/Pacific	—	2	1	—	—	1	—	4
Latin America	—	2	2	1	2	—	—	7
Mining	8	3	3	—	—	—	—	14
Total	$8	$12	$11	$4	$4	$1	$2	$42

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$10	$18	$9	$6	$4	$6	$54
EAME	—	2	6	2	1	1	1	13
Asia/Pacific	1	4	3	1	1	—	—	10
Latin America	—	2	2	4	1	1	—	10
Mining	—	8	6	6	—	1	—	21
Power	—	—	—	—	—	1	—	1
Total	$2	$26	$35	$22	$9	$8	$7	$109

	Nine Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total
North America	$—	$13	$10	$5	$2	$1	$8	$39
EAME	—	2	3	3	2	—	—	10
Asia/Pacific	—	4	4	3	1	1	—	13
Latin America	—	2	5	4	3	8	—	22
Mining	8	3	3	—	—	—	—	14
Total	$8	$24	$25	$15	$8	$10	$8	$98

For the three months ended September 30, 2025 and 2024, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the nine months ended September 30, 2025, there were no gross write-offs in Cat Financial's Dealer portfolio segment. For the nine months ended September 30, 2024, there were $47 million of gross write-offs in Cat Financial's Dealer portfolio segment, all of which were in Latin America and originated prior to 2020.

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

Customer
The aging category of Cat Financial's amortized cost of finance receivables in the Customer portfolio segment by origination year were as follows:

(Millions of dollars)	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,105	$4,058	$2,146	$931	$453	$55	$471	$12,219
31-60 days past due	22	41	33	18	8	1	4	127
61-90 days past due	6	15	11	6	3	1	2	44
91+ days past due	4	25	32	22	10	4	1	98

EAME
Current	1,131	1,044	699	375	161	67	—	3,477
31-60 days past due	8	11	9	6	2	1	—	37
61-90 days past due	2	4	5	2	1	—	—	14
91+ days past due	1	10	12	8	4	2	—	37

Asia/Pacific
Current	772	647	350	132	35	3	—	1,939
31-60 days past due	4	4	3	3	1	—	—	15
61-90 days past due	1	3	2	1	—	—	—	7
91+ days past due	1	3	3	3	—	—	—	10

Latin America
Current	767	594	256	129	24	3	2	1,775
31-60 days past due	4	7	4	2	1	—	—	18
61-90 days past due	1	3	1	1	—	—	—	6
91+ days past due	—	10	7	5	3	2	—	27

Mining
Current	553	766	560	321	128	57	15	2,400
31-60 days past due	5	4	8	—	—	—	—	17
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2

Power
Current	143	244	180	37	31	40	121	796
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	1	—	1

Totals by Aging Category
Current	$7,471	$7,353	$4,191	$1,925	$832	$225	$609	$22,606
31-60 days past due	43	67	57	29	12	2	4	214
61-90 days past due	10	25	19	10	4	1	2	71
91+ days past due	6	48	54	38	17	11	1	175
Total Customer	$7,530	$7,493	$4,321	$2,002	$865	$239	$616	$23,066

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101

EAME
Current	1,235	874	532	285	92	72	—	3,090
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36

Asia/Pacific
Current	898	531	256	87	14	2	—	1,788
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9

Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22

Mining
Current	924	755	444	206	67	34	21	2,451
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18

Power
Current	169	184	39	43	64	56	166	721
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2

Totals by Aging Category
Current	$9,366	$5,742	$3,058	$1,661	$489	$189	$572	$21,077
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total Customer	$9,451	$5,892	$3,164	$1,721	$510	$202	$577	$21,517

Dealer
As of September 30, 2025 and December 31, 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$83	$16	$83	$20
EAME	35	3	33	5
Asia/Pacific	8	3	5	5
Latin America	29	—	24	—
Mining	2	—	29	—
Power	1	—	2	—
Total	$158	$22	$176	$30

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of September 30, 2025 and December 31, 2024.

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

During the three and nine months ended September 30, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortized cost of finance receivables modified	$19	$6	$37	$12
Modifications as a percentage of Customer portfolio	0.08%	0.03%	0.16%	0.05%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average extension to term of modified contracts	20	5	17	8
Weighted average payment deferral and/or interest only periods	5	4	6	6

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and nine months ended September 30, 2025 and 2024.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	74	—	—	74
Corporate debt securities
Corporate bonds and other debt securities	—	2,492	—	—	2,492
Asset-backed securities	—	265	—	—	265
Mortgage-backed debt securities
U.S. governmental agency	—	500	—	—	500
Residential	—	5	—	—	5
Commercial	—	124	—	—	124
Total debt securities	10	3,460	—	—	3,470
Equity securities
Large capitalization value	276	—	—	—	276
Smaller company growth	66	—	—	—	66
REIT	—	—	—	171	171
Total equity securities	342	—	—	171	513
Derivative financial instruments - assets
Foreign currency contracts - net	—	238	—	—	238
Commodity contracts - net	—	7	—	—	7
Total return swap contracts - net	—	29	—	—	29
Total assets	$352	$3,734	$—	$171	$4,257
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$37	$—	$—	$37
Total liabilities	$—	$37	$—	$—	$37

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	68	—	—	68
Corporate debt securities
Corporate bonds and other debt securities	—	3,170	—	—	3,170
Asset-backed securities	—	219	—	—	219
Mortgage-backed debt securities
U.S. governmental agency	—	443	—	—	443
Residential	—	2	—	—	2
Commercial	—	130	—	—	130
Total debt securities	10	4,032	—	—	4,042
Equity securities
Large capitalization value	261	—	—	—	261
Smaller company growth	41	—	—	—	41
REIT	—	—	—	167	167
Total equity securities	302	—	—	167	469
Derivative financial instruments - assets
Foreign currency contracts - net	—	117	—	—	117
Total assets	$312	$4,149	$—	$167	$4,628
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$191	$—	$—	$191
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	33	—	—	33
Total liabilities	$—	$226	$—	$—	$226

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. Generally, the fair value of these receivables is measured using the fair value of collateral less estimated costs to sell.  Cat Financial had loans carried at fair value of $59 million as of September 30, 2025 and December 31, 2024.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	September 30, 2025		December 31, 2024
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1)	$17,285	$17,005	$16,180	$15,788	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,753	1,698	1,568	1,527	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Energy & Transportation	$10,701	$10,401	$8,610	$7,980	2
Financial Products	26,324	26,401	25,406	25,304	2

1    Represents finance leases and failed sale leasebacks of $7,158 million and $6,769 million at September 30, 2025 and December 31, 2024, respectively.

19.                         Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Investment and interest income	$100	$108	$280	$362
Foreign exchange gains (losses) [1]	(18)	(123)	(161)	(64)
License fee income	33	36	105	107
Net periodic pension and OPEB income (cost), excluding service cost	13	3	37	8
Gains (losses) on securities	20	18	51	30
Miscellaneous income (loss)	60	34	87	(56)
Total	$208	$76	$399	$387

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

Restructuring costs for the three and nine months ended September 30, 2025 and 2024 were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee separations [1]	$32	$17	$59	$49
Divestitures [1]	—	—	—	164
Contract terminations [1]	—	6	4	7
Long-lived asset impairments [1]	—	—	14	7
Other [2]	5	47	52	95
Total restructuring (income) costs	$37	$70	$129	$322

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management, equipment relocation and accelerated depreciation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the nine months ended September 30, 2025 were related to restructuring actions across the company. The restructuring costs for the nine months ended September 30, 2024 were primarily related to the divestitures of certain non-US entities.

In 2025 and 2024, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $950 million and $830 million at September 30, 2025 and December 31, 2024, respectively.

22.                              Long-term debt

On May 12, 2025, we issued $1.7 billion of 5.200% Senior Notes due 2035 and $300 million 5.500% Senior Notes due 2055. Interest on each series of notes will be paid semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.

23.                              Subsequent event

On October 12, 2025, the Company entered into a definitive agreement to acquire RPMGlobal Holdings Limited, an Australian-based software company. This agreement requires approval by RPMGlobal shareholders and various regulatory authorities and is subject to other customary closing conditions. The transaction is expected to close in the first quarter of 2026.

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

Highlights for the third quarter of 2025 include:
•Total sales and revenues for the third quarter of 2025 were $17.638 billion, an increase of $1.532 billion, or 10 percent, compared with $16.106 billion in the third quarter of 2024. Sales were higher across the three primary segments.
•Operating profit margin was 17.3 percent for the third quarter of 2025, compared with 19.5 percent for the third quarter of 2024. Adjusted operating profit margin was 17.5 percent for the third quarter of 2025, compared with 20.0 percent for the third quarter of 2024.
•Third-quarter 2025 profit per share was $4.88, and excluding the items in the table below, adjusted profit per share was $4.95. Third-quarter 2024 profit per share was $5.06, and excluding the items in the table below, adjusted profit per share was $5.17.
•Caterpillar ended the third quarter of 2025 with $7.5 billion of enterprise cash.

Highlights for the nine months ended September 30, 2025, include:
•Total sales and revenues were $48.456 billion for the nine months ended September 30, 2025, a decrease of $138 million, compared with $48.594 billion for the nine months ended September 30, 2024.
•Operating profit margin was 17.5 percent for the nine months ended September 30, 2025, compared with 20.9 percent for the nine months ended September 30, 2024. Adjusted operating profit margin was 17.8 percent for the nine months ended September 30, 2025, compared with 21.5 percent for the nine months ended September 30, 2024.
•Profit per share for the nine months ended September 30, 2025, was $13.69, and excluding the items in the table below, adjusted profit per share was $13.91. Profit per share for the nine months ended September 30, 2024, was $16.27, and excluding the items in the table below, adjusted profit per share was $16.75.
•Enterprise operating cash flow was $8.1 billion for the nine months ended September 30, 2025.

In order for our results to be more meaningful to our readers, we have separately quantified the impact of significant items.

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,127	$4.88	$3,098	$5.06	$8,515	$13.69	$10,130	$16.27
Other restructuring (income) costs	37	0.07	70	0.11	126	0.22	158	0.26
Restructuring (income) costs - divestitures of certain non-U.S. entities	—	—	—	—	—	—	164	0.22
Adjusted profit	$3,164	$4.95	$3,168	$5.17	$8,641	$13.91	$10,452	$16.75

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 68-70.
Overview
Total sales and revenues for the third quarter of 2025 were $17.638 billion, an increase of $1.532 billion, or 10 percent, compared with $16.106 billion in the third quarter of 2024. The increase was primarily due to higher sales volume of $1.554 billion. The increase in sales volume was mainly driven by higher sales of equipment to end users.

Third-quarter 2025 profit per share was $4.88, compared with $5.06 profit per share in the third quarter of 2024. In the third quarter of 2025 and 2024, profit per share included restructuring costs. Profit for the third quarter of 2025 was $2.300 billion, a decrease of $164 million, or 7 percent, compared with $2.464 billion for the third quarter of 2024. The decrease was mainly due to unfavorable manufacturing costs, unfavorable price realization and higher selling, general and administrative (SG&A) and research and development (R&D) expenses. This was partially offset by the profit impact of higher sales volume, favorable other operating income/expense and lower restructuring costs.
Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, we are encouraged by another quarter of growth in sales of equipment to end users and strong order rates across many of our regions. Customers continue to be responsive to the attractive rates through our merchandising programs with Cat Financial. We continue to anticipate growth in Construction Industries’ sales of equipment to end users in 2025 despite softness in the global industry. In North America, overall construction spending remains at healthy levels and infrastructure projects funded by the Infrastructure Investment and Jobs Act (IIJA) continue to be awarded. We continue to expect growth for sales of equipment to end users. Dealer rental revenues are also expected to grow in 2025, and dealer rental fleet loading is expected to increase in the fourth quarter of 2025 as compared to the fourth quarter of 2024. In Asia Pacific, sales of equipment to end users are expected to be about flat in 2025. China has shown positive momentum to start the year, and we expect growth in the above-10-ton excavator industry in 2025, but from a very low level of activity. In Asia Pacific, outside of China, we expect economic conditions to be soft. In EAME, we expect growth for the year, driven by healthy construction activity in Africa and the Middle East and improving economic conditions in Europe. With ongoing weaker construction activity in Latin America, we now expect to be about flat in 2025.
In Resource Industries, we anticipate lower sales of equipment to end users in 2025 as compared to 2024, as customers continue to display capital discipline. However, we see positive momentum with healthy orders for large mining trucks, articulated trucks and large track type tractors. Although most key commodities remain above investment thresholds, declining coal prices have caused an increase in the number of parked trucks. As a result, we continue to expect slightly lower rebuild activity in 2025 as compared to 2024. Overall, customer product utilization remains high, and the age of the fleet remains elevated. We also continue to see growing demand and customer acceptance of our autonomous solutions.
In Energy & Transportation, we expect strong growth in sales for Power Generation in 2025 as compared to 2024. Demand remains robust, driven by data center growth related to cloud computing and generative Artificial Intelligence (AI). Orders for prime power applications are healthy. In Oil and Gas, we expect moderate growth in 2025. For reciprocating engines and services, we continue to expect softness in well servicing due to ongoing capital discipline, industry consolidation and efficiency improvements in our customers’ operations. We see positive momentum in demand for reciprocating engines used in gas compression applications. For turbines and turbine-related services used in Oil and Gas applications, backlog remains strong, and we see healthy order and inquiry activity. Demand for products in Industrial applications is improving from previous low levels, with order growth being driven by engines sold into electric power applications. Transportation is expected to remain stable.
Full-Year 2025 Company Trends and Expectations
We are optimistic about our sales and revenues momentum supported by healthy demand signals including a robust backlog and growth in sales of equipment to end users.
For 2025, we expect sales and revenues to increase modestly compared to 2024. Services revenues are expected to be about flat for 2025 as compared to 2024.
Tariff and trade negotiations remain fluid. We are continuously evaluating options to further reduce the impact of incremental tariffs, and we fully intend to implement longer-term actions once there is sufficient certainty. We remain confident that we will manage the impact of tariffs over time.
Based on the incremental tariffs announced in 2025 and in place by November 1, 2025, we expect the impact from incremental tariffs for 2025 will be around $1.6 billion to $1.75 billion, net of some mitigating actions and cost controls. This assumes that the net incremental impact of tariffs will be greater in the fourth quarter of 2025 than the third quarter of 2025, primarily due to the timing of tariff rate changes.
In 2025, we continue to expect restructuring costs of approximately $300 million to $350 million and capital expenditures of around $2.5 billion. We anticipate our 2025 estimated annual effective tax rate to be 24.0 percent, excluding discrete items.

Fourth-Quarter 2025 Company Trends and Expectations
In the fourth quarter of 2025 as compared to the fourth quarter of 2024, we anticipate strong sales and revenues growth, primarily driven by higher sales volume across all three primary segments. We expect machine dealer inventory to decline slightly in the fourth quarter of 2025, compared to a $1.6 billion decrease in the fourth quarter of 2024. We expect price realization to be roughly flat in the fourth quarter of 2025 as compared to the fourth quarter of 2024.
In the fourth quarter of 2025 as compared to the fourth quarter of 2024, in Construction Industries, we expect a strong sales increase, primarily driven by higher sales volume. We expect higher sales volume to be mainly driven by the impact from changes in dealer inventories. We also expect higher sales of equipment to end users. We anticipate price realization for the fourth quarter of 2025 to be about neutral as compared to the fourth quarter of 2024. In Resource Industries, we expect stronger sales in the fourth quarter of 2025 as compared to the fourth quarter of 2024, primarily driven by higher sales volume, partially offset by unfavorable price realization. We expect higher sales volume to be mainly driven by the impact from changes in dealer inventories. We expect lower sales of equipment to end users. The unfavorable impact of price realization in the fourth quarter of 2025 as compared to the fourth quarter of 2024 is expected to be slightly less than the impact in the third quarter of 2025 as compared to the third quarter of 2024. In Energy & Transportation, we anticipate strong sales growth in the fourth quarter of 2025 as compared to the fourth quarter of 2024, primarily driven by continued strength in Power Generation. We also expect higher sales in Oil and Gas, driven by turbines and turbine-related services. Price realization should remain favorable as well. The sales growth rate for Energy & Transportation in the fourth quarter of 2025, as compared to the third quarter of 2025, is expected to be slightly lower than the growth rate in the fourth quarter of 2024 as compared to the third quarter of 2024.
In the fourth quarter of 2025 as compared to the fourth quarter of 2024, excluding the net impact from incremental tariffs, we expect the profit impact of higher sales volume will be partially offset by unfavorable manufacturing costs.
In the fourth quarter of 2025, we anticipate a net incremental tariff impact of about $650 million to $800 million.
In the fourth quarter of 2025 as compared to the fourth quarter of 2024, in Construction Industries, excluding the net impact from incremental tariffs, we expect a profit impact of higher sales volume, which we anticipate will include a partial offset from an unfavorable mix of products. We expect about 55 percent of the net incremental tariff impact will be incurred in Construction Industries. In Resource Industries, excluding the net impact from incremental tariffs, we anticipate the profit impact from higher sales volume will be partially offset by unfavorable price realization. We expect about 20 percent of the net incremental tariff impact will be incurred in Resource Industries. In Energy & Transportation, excluding the net impact from incremental tariffs, we anticipate the profit impact from higher sales volume and favorable price realization will be partially offset by unfavorable manufacturing costs. We expect about 25 percent of the fourth quarter net incremental tariff impact will be incurred in Energy & Transportation. We anticipate incremental tariffs to have a minimal impact to Corporate Items and Eliminations in the fourth quarter of 2025 as our current assumptions are based on tariffs announced and in place by November 1, 2025.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2024 Form 10-K.
Notes:
•Glossary of terms is included on pages 62-64; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 68-70.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2024

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2024 (at left) and the third quarter of 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the third quarter of 2025 were $17.638 billion, an increase of $1.532 billion, or 10 percent, compared with $16.106 billion in the third quarter of 2024. The increase was primarily due to higher sales volume of $1.554 billion. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales were higher across the three primary segments.
North America sales increased 14 percent primarily due to higher sales volume. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 10 percent in Latin America mainly due to higher sales volume. The increase in sales volume was mainly driven by higher sales of equipment to end users.
EAME sales increased 1 percent due to favorable currency impacts primarily related to the euro, partially offset by unfavorable price realization and lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during the third quarter of 2025 than during the third quarter of 2024.
Asia/Pacific sales increased 7 percent mainly due to higher sales volume. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased less during the third quarter of 2025 than during the third quarter of 2024.
Total dealer inventory increased $600 million during the third quarter of 2025, compared with an increase of $400 million during the third quarter of 2024. Machine dealer inventory increased $300 million during the third quarter of 2025, compared with an increase of $100 million in the third quarter of 2024. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2024	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2025	$ Change	% Change

Construction Industries	$6,345	$568	$(262)	$69	$40	$6,760	$415	7%
Resource Industries	3,048	138	(61)	4	(19)	3,110	62	2%
Energy & Transportation	7,187	870	132	52	156	8,397	1,210	17%
All Other Segment	72	2	—	—	(1)	73	1	1%
Corporate Items and Eliminations	(1,421)	(24)	—	7	(176)	(1,614)	(193)
Machinery, Energy & Transportation Sales	15,231	1,554	(191)	132	—	16,726	1,495	10%

Financial Products Segment	1,034	—	—	—	42	1,076	42	4%
Corporate Items and Eliminations	(159)	—	—	—	(5)	(164)	(5)
Financial Products Revenues	875	—	—	—	37	912	37	4%

Consolidated Sales and Revenues	$16,106	$1,554	$(191)	$132	$37	$17,638	$1,532	10%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2025
Construction Industries	$3,912	8%	$654	(1%)	$1,217	6%	$904	3%	$6,687		6%	$73	121%	$6,760	7%
Resource Industries	1,152	1%	543	9%	541	22%	799	(8%)	3,035		3%	75	(20%)	3,110	2%
Energy & Transportation	4,045	26%	559	24%	1,367	(8%)	1,088	27%	7,059		18%	1,338	13%	8,397	17%
All Other Segment	5	400%	—	100%	2	100%	3	(57%)	10		25%	63	(2%)	73	1%
Corporate Items and Eliminations	(59)		2		(3)		(5)		(65)			(1,549)		(1,614)
Machinery, Energy & Transportation Sales	9,055	14%	1,758	10%	3,124	1%	2,789	7%	16,726		10%	—	—%	16,726	10%

Financial Products Segment	722	4%	118	22%	130	—%	106	(5%)	1,076	[1]	4%	—	—%	1,076	4%
Corporate Items and Eliminations	(96)		(26)		(23)		(19)		(164)			—		(164)
Financial Products Revenues	626	4%	92	21%	107	(2%)	87	(1%)	912		4%	—	—%	912	4%

Consolidated Sales and Revenues	$9,681	13%	$1,850	10%	$3,231	1%	$2,876	7%	$17,638		10%	$—	—%	$17,638	10%

Third Quarter 2024
Construction Industries	$3,629		$658		$1,150		$875		$6,312			$33		$6,345
Resource Industries	1,141		499		444		870		2,954			94		3,048
Energy & Transportation	3,214		449		1,486		856		6,005			1,182		7,187
All Other Segment	1		(1)		1		7		8			64		72
Corporate Items and Eliminations	(42)		(3)		9		(12)		(48)			(1,373)		(1,421)
Machinery, Energy & Transportation Sales	7,943		1,602		3,090		2,596		15,231			—		15,231

Financial Products Segment	695		97		130		112		1,034	[1]		—		1,034
Corporate Items and Eliminations	(93)		(21)		(21)		(24)		(159)			—		(159)
Financial Products Revenues	602		76		109		88		875			—		875

Consolidated Sales and Revenues	$8,545		$1,678		$3,199		$2,684		$16,106			$—		$16,106

1 Includes revenues from Machinery, Energy & Transportation of $187 million and $190 million in the third quarter of 2025 and 2024, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2024 (at left) and the third quarter of 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation other operating (income) expenses.
Operating profit for the third quarter of 2025 was $3.052 billion, a decrease of $95 million, or 3 percent, compared with $3.147 billion in the third quarter of 2024. The decrease was mainly due to unfavorable manufacturing costs of $686 million, unfavorable price realization of $191 million and higher SG&A/R&D expenses of $129 million. This was partially offset by the profit impact of higher sales volume of $700 million, favorable other operating income/expense of $180 million and lower restructuring costs of $33 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs. The increase in SG&A/R&D expenses was primarily driven by higher compensation expenses, including higher short-term incentive compensation expense. Favorable other operating income/expense included proceeds from an insurance claim.
Operating profit margin was 17.3 percent for the third quarter of 2025, compared with 19.5 percent for the third quarter of 2024.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2025	Third Quarter 2024	$ Change	% Change
Construction Industries	$1,377	$1,486	$(109)	(7%)
Resource Industries	499	619	(120)	(19%)
Energy & Transportation	1,678	1,433	245	17%
All Other Segment	(6)	(13)	7	54%
Corporate Items and Eliminations	(546)	(427)	(119)
Machinery, Energy & Transportation	3,002	3,098	(96)	(3%)

Financial Products Segment	241	246	(5)	(2%)
Corporate Items and Eliminations	(38)	(30)	(8)
Financial Products	203	216	(13)	(6%)
Consolidating Adjustments	(153)	(167)	14
Consolidated Operating Profit	$3,052	$3,147	$(95)	(3%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in the third quarter of 2025 was $133 million, compared with $125 million in the third quarter of 2024. The increase was due to higher average debt outstanding, partially offset by lower average borrowing rates.
•Other income (expense) in the third quarter of 2025 was income of $208 million, compared with income of $76 million in the third quarter of 2024. The change was primarily driven by favorable foreign currency impacts.
•The effective tax rate for the third quarter of 2025 was 26.7 percent compared to 20.7 percent for the third quarter of 2024. Excluding the discrete items discussed below, the third-quarter 2025 estimated annual effective tax rate was 24.0 percent compared with 22.5 percent for the third quarter of 2024.
The company recorded a $54 million charge in the third quarter of 2025 for an increase in the estimated annual tax rate through the first six months, primarily due to a change in tax incentives driven by U.S. tax legislation enacted on July 4, 2025, which reinstated 100 percent bonus depreciation and full expensing of U.S. research and development expenditures.
The company also recorded a discrete tax charge of $41 million in the third quarter of 2025, compared to discrete tax benefits of $47 million in the third quarter of 2024, to reflect changes in estimates related to prior years. In addition, a discrete tax benefit of $10 million was recorded in the third quarter of 2025, compared with a $7 million benefit in the third quarter of 2024, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 68-70.
Construction Industries
Construction Industries’ total sales were $6.760 billion in the third quarter of 2025, an increase of $415 million, or 7 percent, compared with $6.345 billion in the third quarter of 2024. The increase was primarily due to higher sales volume of $568 million and favorable currency impacts of $69 million, primarily related to the euro, partially offset by unfavorable price realization of $262 million. Higher sales volume was primarily driven by higher sales of equipment to end users.
•In North America, sales increased due to higher sales volume, partially offset by unfavorable price realization. Higher sales volume was mainly driven by higher sales of equipment to end users.
•Sales decreased in Latin America due to unfavorable price realization, partially offset by higher sales volume and favorable currency impacts primarily related to the Brazilian real. Higher sales volume was mainly driven by higher sales of equipment to end users.
•In EAME, sales increased mainly due to higher sales volume and favorable currency impacts primarily related to the euro, partially offset by unfavorable price realization. Higher sales volume was primarily driven by higher sales of equipment to end users.
•Sales increased in Asia/Pacific mainly due to higher sales volume and favorable currency impacts primarily related to the Japanese yen. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the third quarter of 2025, compared with a decrease during the third quarter of 2024.
Construction Industries’ segment profit was $1.377 billion in the third quarter of 2025, a decrease of $109 million, or 7 percent, compared with $1.486 billion in the third quarter of 2024. The decrease was primarily due to unfavorable price realization of $262 million and unfavorable manufacturing costs of $174 million, partially offset by the profit impact of higher sales volume of $313 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Construction Industries’ segment profit as a percent of total sales was 20.4 percent in the third quarter of 2025, compared with 23.4 percent in the third quarter of 2024.
Resource Industries
Resource Industries’ total sales were $3.110 billion in the third quarter of 2025, an increase of $62 million, or 2 percent, compared with $3.048 billion in the third quarter of 2024. The increase was primarily due to higher sales volume of $138 million, partially offset by unfavorable price realization of $61 million. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Resource Industries’ segment profit was $499 million in the third quarter of 2025, a decrease of $120 million, or 19 percent, compared with $619 million in the third quarter of 2024. The decrease was mainly due to unfavorable manufacturing costs of $92 million and unfavorable price realization of $61 million, partially offset by the profit impact of higher sales volume of $49 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.

Resource Industries’ segment profit as a percent of total sales was 16.0 percent in the third quarter of 2025, compared with 20.3 percent in the third quarter of 2024.
Energy & Transportation

Sales by Application
(Millions of dollars)	Third Quarter 2025	Third Quarter 2024	$ Change	% Change
Oil and Gas	$1,979	$1,656	$323	20%
Power Generation	2,634	2,011	623	31%
Industrial	1,077	1,028	49	5%
Transportation	1,369	1,310	59	5%
External Sales	7,059	6,005	1,054	18%
Inter-segment	1,338	1,182	156	13%
Total Sales	$8,397	$7,187	$1,210	17%

Energy & Transportation’s total sales were $8.397 billion in the third quarter of 2025, an increase of $1.210 billion, or 17 percent, compared with $7.187 billion in the third quarter of 2024. The increase was primarily due to higher sales volume of $870 million and higher inter-segment sales of $156 million.
•Oil and Gas – Sales increased for turbines and turbine-related services. Sales also increased in reciprocating engines used in gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
•Industrial – Sales increased in EAME, partially offset by decreased sales in Asia/Pacific.
•Transportation – Sales increased in rail services.
Energy & Transportation’s segment profit was $1.678 billion in the third quarter of 2025, an increase of $245 million, or 17 percent, compared with $1.433 billion in the third quarter of 2024. The increase was primarily due to the profit impact of higher sales volume of $357 million and favorable price realization of $132 million, partially offset by unfavorable manufacturing costs of $287 million. Unfavorable manufacturing costs primarily reflected the impact of higher tariffs.
Energy & Transportation’s segment profit as a percent of total sales was 20.0 percent in the third quarter of 2025, compared with 19.9 percent in the third quarter of 2024.
Financial Products Segment
Financial Products’ segment revenues were $1.076 billion in the third quarter of 2025, an increase of $42 million, or 4 percent, compared with $1.034 billion in the third quarter of 2024. The increase was primarily due to a favorable impact from higher average earning assets of $56 million driven by North America, partially offset by an unfavorable impact from lower average financing rates of $15 million across all regions except Latin America.
Financial Products’ segment profit was $241 million in the third quarter of 2025, a decrease of $5 million, or 2 percent, compared with $246 million in the third quarter of 2024. The decrease was mainly due to a higher provision for credit losses at Cat Financial of $15 million, higher SG&A expenses of $7 million and an unfavorable impact from equity securities at Insurance Services of $6 million, partially offset by a favorable impact from higher average earning assets of $23 million.
At the end of the third quarter of 2025, past dues at Cat Financial were 1.47 percent, compared with 1.74 percent at the end of the third quarter of 2024. Write-offs, net of recoveries, were $40 million for the third quarter of 2025, compared with $27 million for the third quarter of 2024. As of September 30, 2025, Cat Financial's allowance for credit losses totaled $283 million, or 0.89 percent of finance receivables, compared with $290 million, or 0.94 percent of finance receivables at June 30, 2025. The allowance for credit losses at year-end 2024 was $267 million, or 0.91 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $584 million in the third quarter of 2025, an increase of $127 million from the third quarter of 2024, primarily driven by higher corporate costs, including higher short-term incentive compensation expense, and increased expenses due to timing differences, partially offset by proceeds from an insurance claim and favorable impacts of segment reporting methodology differences.

NINE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2024

CONSOLIDATED SALES AND REVENUES

Consolidated Sales and Revenues Comparison
September YTD 2025 vs. September YTD 2024
Millions of $
60,000
50,000
40,000
30,000
20,000
10,000
0
48,594
681
(855)
(79)
115
48,456
September YTD 2024 Sales & Revenues
Sales Volume
Price Realization
Currency
Financial Products Revenues
September YTD 2025 Sales & Revenues

The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2024 (at left) and the nine months ended September 30, 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $48.456 billion for the nine months ended September 30, 2025, a decrease of $138 million, compared with $48.594 billion for the nine months ended September 30, 2024. Unfavorable price realization of $855 million and unfavorable currency impacts of $79 million, primarily related to the Brazilian real, were offset by higher sales volume of $681 million and higher Financial Products' revenues of $115 million. The increase in sales volume was mainly driven by higher sales of equipment to end users.
In the three primary segments, sales were higher in Energy & Transportation and lower in Construction Industries and Resource Industries.
North America sales were about flat. Higher sales volume was offset by unfavorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 1 percent in Latin America mainly due to higher sales volume and favorable price realization, partially offset by unfavorable currency impacts primarily related to the Brazilian real. The increase in sales volume was mainly driven by higher sales of equipment to end users.
EAME sales decreased 2 percent primarily due to unfavorable price realization, partially offset by favorable currency impacts primarily related to the euro.
Sales decreased 2 percent in Asia/Pacific mainly due to unfavorable price realization and unfavorable currency impacts primarily related to the Australian dollar.
Dealer inventory increased about $900 million during the nine months ended September 30, 2025, compared with an increase of about $1.7 billion during the nine months ended September 30, 2024. Machine dealer inventory was about flat during the nine months ended September 30, 2025, compared with an increase of $900 million during the nine months ended September 30, 2024. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2024	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2025	$ Change	% Change

Construction Industries	$19,452	$(335)	$(1,076)	$(20)	$113	$18,134	$(1,318)	(7%)
Resource Industries	9,491	(56)	(205)	(53)	(56)	9,121	(370)	(4%)
Energy & Transportation	21,205	1,021	426	(2)	151	22,801	1,596	8%
All Other Segment	246	8	(1)	(1)	(24)	228	(18)	(7%)
Corporate Items and Eliminations	(4,363)	43	1	(3)	(184)	(4,506)	(143)
Machinery, Energy & Transportation Sales	46,031	681	(855)	(79)	—	45,778	(253)	(1%)

Financial Products Segment	3,029	—	—	—	96	3,125	96	3%
Corporate Items and Eliminations	(466)	—	—	—	19	(447)	19
Financial Products Revenues	2,563	—	—	—	115	2,678	115	4%

Consolidated Sales and Revenues	$48,594	$681	$(855)	$(79)	$115	$48,456	$(138)	—%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2025
Construction Industries	$10,185	(11%)	$1,698	(12%)	$3,269	2%	$2,802	(1%)	$17,954		(7%)	$180	169%	$18,134	(7%)
Resource Industries	3,363	(7%)	1,645	10%	1,451	7%	2,442	(11%)	8,901		(3%)	220	(20%)	9,121	(4%)
Energy & Transportation	10,963	16%	1,422	10%	3,883	(8%)	2,749	6%	19,017		8%	3,784	4%	22,801	8%
All Other Segment	19	46%	—	100%	4	(33%)	11	—%	34		21%	194	(11%)	228	(7%)
Corporate Items and Eliminations	(103)		(1)		(8)		(16)		(128)			(4,378)		(4,506)
Machinery, Energy & Transportation Sales	24,427	—%	4,764	1%	8,599	(2%)	7,988	(2%)	45,778		(1%)	—	—%	45,778	(1%)

Financial Products Segment	2,107	4%	322	8%	378	—%	318	(4%)	3,125	[1]	3%	—	—%	3,125	3%
Corporate Items and Eliminations	(264)		(65)		(60)		(58)		(447)			—		(447)
Financial Products Revenues	1,843	6%	257	8%	318	—%	260	—%	2,678		4%	—	—%	2,678	4%

Consolidated Sales and Revenues	$26,270	—%	$5,021	1%	$8,917	(1%)	$8,248	(2%)	$48,456		—%	$—	—%	$48,456	—%

Nine Months Ended September 30, 2024
Construction Industries	$11,419		$1,930		$3,193		$2,843		$19,385			$67		$19,452
Resource Industries	3,630		1,499		1,354		2,732		9,215			276		9,491
Energy & Transportation	9,473		1,296		4,201		2,602		17,572			3,633		21,205
All Other Segment	13		(2)		6		11		28			218		246
Corporate Items and Eliminations	(120)		(6)		(23)		(20)		(169)			(4,194)		(4,363)
Machinery, Energy & Transportation Sales	24,415		4,717		8,731		8,168		46,031			—		46,031

Financial Products Segment	2,022		299		377		331		3,029	[1]		—		3,029
Corporate Items and Eliminations	(276)		(60)		(60)		(70)		(466)			—		(466)
Financial Products Revenues	1,746		239		317		261		2,563			—		2,563

Consolidated Sales and Revenues	$26,161		$4,956		$9,048		$8,429		$48,594			$—		$48,594
1 Includes revenues from Machinery, Energy & Transportation of $522 million and $547 million in the nine months ended September 30, 2025 and 2024, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2024 (at left) and the nine months ended September 30, 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Energy & Transportation’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2025, was $8.491 billion, a decrease of $1.657 billion, or 16 percent, compared with $10.148 billion for the nine months ended September 30, 2024. The decrease was primarily due to unfavorable manufacturing costs of $1.118 billion and unfavorable price realization of $855 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Operating profit margin was 17.5 percent for the nine months ended September 30, 2025, compared with 20.9 percent for the nine months ended September 30, 2024.

Profit (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Construction Industries	$3,645	$4,991	$(1,346)	(27%)
Resource Industries	1,628	2,067	(439)	(21%)
Energy & Transportation	4,577	4,259	318	7%
All Other Segment	(25)	32	(57)	(178%)
Corporate Items and Eliminations	(1,513)	(1,186)	(327)
Machinery, Energy & Transportation	8,312	10,163	(1,851)	(18%)

Financial Products Segment	704	766	(62)	(8%)
Corporate Items and Eliminations	(88)	(298)	210
Financial Products	616	468	148	32%
Consolidating Adjustments	(437)	(483)	46
Consolidated Operating Profit	$8,491	$10,148	$(1,657)	(16%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products for the nine months ended September 30, 2025, was $375 million, compared with $405 million for the nine months ended September 30, 2024. The decrease was due to lower average borrowing rates and lower average debt outstanding.
•Other income (expense) for the nine months ended September 30, 2025, was income of $399 million, compared with income of $387 million for the nine months ended September 30, 2024.
•The effective tax rate for the nine months ended September 30, 2025, was 24.1 percent compared to 21.4 percent for the nine months ended September 30, 2024. Excluding the discrete items discussed below, the estimated annual effective tax rate for the nine months ended September 30, 2025, was 24.0 percent compared with 22.5 percent for the nine months ended September 30, 2024. The increase was primarily due to a change in tax incentives driven by U.S. tax legislation enacted on July 4, 2025, which reinstated 100 percent bonus depreciation and full expensing of U.S. research and development expenditures.
The company also recorded a discrete tax charge of $41 million in the nine months ended September 30, 2025, compared to discrete tax benefits of $47 million in the nine months ended September 30, 2024, to reflect changes in estimates related to prior years. A discrete tax benefit of $28 million was recorded in the nine months ended September 30, 2025, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with $49 million for the nine months ended September 30, 2024. In addition, the 2024 estimated annual effective tax rate excluded the impact of year-to-date losses of $164 million for the divestitures of certain non-U.S. entities with related tax benefits of $54 million.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 68-70.
Construction Industries
Construction Industries’ total sales were $18.134 billion for the nine months ended September 30, 2025, a decrease of $1.318 billion, or 7 percent, compared with $19.452 billion for the nine months ended September 30, 2024. The decrease was primarily due to unfavorable price realization.
•In North America, sales decreased due to unfavorable price realization and lower sales volume. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the nine months ended September 30, 2025, compared with an increase during the nine months ended September 30, 2024.
•Sales decreased in Latin America due to lower sales volume, unfavorable currency impacts primary related to the Brazilian real and unfavorable price realization. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased during the nine months ended September 30, 2025, compared with an increase during the nine months ended September 30, 2024.
•In EAME, sales increased due to higher sales volume and favorable currency impacts primarily related to the euro, partially offset by unfavorable price realization. Higher sales volume was primarily due to higher sales of equipment to end users.
•Sales decreased in Asia/Pacific due to unfavorable price realization and unfavorable currency impacts primarily related to the Australian dollar, partially offset by higher sales volume. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the nine months ended September 30, 2025, compared with a decrease during the nine months ended September 30, 2024.
Construction Industries’ profit was $3.645 billion for the nine months ended September 30, 2025, a decrease of $1.346 billion, or 27 percent, compared with $4.991 billion for the nine months ended September 30, 2024. The decrease was mainly due to unfavorable price realization of $1.076 billion and unfavorable manufacturing costs of $251 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Construction Industries’ profit as a percent of total sales was 20.1 percent for the nine months ended September 30, 2025, compared with 25.7 percent for the nine months ended September 30, 2024.

Resource Industries
Resource Industries’ total sales were $9.121 billion for the nine months ended September 30, 2025, a decrease of $370 million, or 4 percent, compared with $9.491 billion for the nine months ended September 30, 2024. The decrease was primarily due to unfavorable price realization of $205 million and lower sales volume of $56 million. The decrease in sales volume was mainly due to lower sales of equipment to end users.
Resource Industries’ profit was $1.628 billion for the nine months ended September 30, 2025, a decrease of $439 million, or 21 percent, compared with $2.067 billion for the nine months ended September 30, 2024. The decrease was mainly due to unfavorable price realization of $205 million, the profit impact of lower sales volume of $100 million, including an unfavorable mix of products, and unfavorable manufacturing costs of $98 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Resource Industries’ profit as a percent of total sales was 17.8 percent for the nine months ended September 30, 2025, compared with 21.8 percent for the nine months ended September 30, 2024.
Energy & Transportation

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Oil and Gas	$5,104	$5,053	$51	1%
Power Generation	7,037	5,514	1,523	28%
Industrial	3,104	3,062	42	1%
Transportation	3,772	3,943	(171)	(4%)
External Sales	19,017	17,572	1,445	8%
Inter-Segment	3,784	3,633	151	4%
Total Sales	$22,801	$21,205	$1,596	8%

Energy & Transportation’s total sales were $22.801 billion for the nine months ended September 30, 2025, an increase of $1.596 billion, or 8 percent, compared with $21.205 billion for the nine months ended September 30, 2024. The increase was primarily due to higher sales volume of $1.021 billion and favorable price realization of $426 million.
•Oil and Gas – Sales increased in turbines and turbine-related services. The increase was partially offset by lower sales of reciprocating engines, primarily engines used in gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications.
•Industrial – Sales increased in EAME, partially offset by decreased sales in North America and Asia/Pacific.
•Transportation – Sales decreased in marine.
Energy & Transportation’s profit was $4.577 billion for the nine months ended September 30, 2025, an increase of $318 million, or 7 percent, compared with $4.259 billion for the nine months ended September 30, 2024. The increase was mainly due to favorable price realization of $426 million and the profit impact of higher sales volume of $306 million, partially offset by unfavorable manufacturing costs of $481 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Energy & Transportation’s profit as a percent of total sales was 20.1 percent for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024.
Financial Products Segment
Financial Products’ segment revenues were $3.125 billion for the nine months ended September 30, 2025, an increase of $96 million, or 3 percent, compared with $3.029 billion for the nine months ended September 30, 2024. The increase was primarily due to a favorable impact from higher average earning assets of $133 million driven by North America, partially offset by an unfavorable impact from lower average financing rates of $50 million mainly in North America.
Financial Products’ segment profit was $704 million for the nine months ended September 30, 2025, a decrease of $62 million, or 8 percent, compared with $766 million for the nine months ended September 30, 2024. The decrease was mainly due to higher provision for credit losses at Cat Financial of $50 million, the absence of an insurance settlement of $33 million in 2024, and an unfavorable impact from lower net yield on average earning assets of $21 million, partially offset by a favorable impact from higher average earning assets of $54 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.601 billion for the nine months ended September 30, 2025, an increase of $117 million from the nine months ended September 30, 2024, mainly driven by increased expenses due to timing differences, higher corporate costs and unfavorable impacts of segment reporting methodology differences, partially offset by favorable restructuring income/costs.

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
2.Adjusted Profit Per Share – Profit per share excluding restructuring income/costs.
3.All Other Segment – Primarily includes activities such as: business strategy; product management and development; parts distribution; integrated logistics solutions; electronics and control systems; distribution services responsible for dealer development and administration, including a wholly owned dealer in Japan; dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; brand management and marketing strategy; research and development for automation, electronics and software for machines and engines and digital investments for new customer and dealer solutions that integrate data analytics with state-of-the-art digital technologies while transforming the buying experience.
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

21.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; wide-body trucks; select work tools; machinery components; wear and maintenance components and related parts. In addition to equipment, Resource Industries also sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated component design and manufacturing and research and development for hydraulic systems and cabs.
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
LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our ME&T operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first nine months of 2025 and ended the third quarter with $7.538 billion of cash, an increase of $649 million from year-end 2024. In addition, ME&T invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These ME&T securities were $1.223 billion as of September 30, 2025 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first nine months of 2025 was $8.148 billion, down $494 million compared to the same period a year ago. The decrease was primarily due to lower profit before taxes adjusted for non-cash items partially offset by lower cash taxes paid and lower working capital requirements, excluding the impact of changes in accrued wages, salaries, and employee benefits. Within working capital, changes in accounts payable and customer advances favorably impacted cash flow, partially offset by changes in inventories and receivables.

Total debt as of September 30, 2025 was $41.534 billion, an increase of $3.125 billion from year-end 2024. Debt related to ME&T increased $2.154 billion in the first nine months of 2025 primarily due to the issuance of new debt in the second quarter of 2025. ME&T issued $1.700 billion of ten-year bonds at 5.2 percent and $300 million of thirty-year bonds at 5.5 percent. The proceeds from the offering will be used for general corporate purposes, which may include the repayment of existing indebtedness. Debt related to Financial Products increased $2.034 billion, of which $1.000 billion is related to intercompany borrowings with ME&T.

As of September 30, 2025, we had three global credit facilities with a syndicate of banks totaling $11.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to ME&T as of September 30, 2025 was $2.875 billion. Information on our Credit Facility is as follows:
•In August 2025, we entered into a new 364-day facility of $3.500 billion (of which $875 million is available to ME&T), which expires in August 2026.
•In August 2025, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $3.000 billion (of which $750 million is available to ME&T) expires in August 2028.
•In August 2025, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $5.000 billion (of which $1.250 billion is available to ME&T) expires in August 2030.

At September 30, 2025, Caterpillar’s consolidated net worth was $20.722 billion, which was above the $9.000 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2025, Cat Financial’s covenant interest coverage ratio was 1.50 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter periods, required by the Credit Facility.

In addition, at September 30, 2025, Cat Financial’s six-month covenant leverage ratio was 7.16 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2025, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of September 30, 2025 were:

	September 30, 2025
(Millions of dollars)	Consolidated	Machinery, Energy & Transportation	Financial Products
Credit lines available:
Global credit facilities	$11,500	$2,875	$8,625
Other external	4,394	894	3,500
Total credit lines available	15,894	3,769	12,125
Less: Commercial paper outstanding	(4,341)	—	(4,341)
Less: Utilized credit	(766)	—	(766)
Available credit	$10,787	$3,769	$7,018

The other external consolidated credit lines with banks as of September 30, 2025 totaled $4.394 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Energy & Transportation

Net cash provided by operating activities was $7.745 billion in the first nine months of 2025, compared with net cash provided of $7.726 billion for the same period in 2024. The increase was primarily due to lower working capital requirements; excluding the impact of changes in accrued wages, salaries, and employee benefits; and lower cash taxes paid. These increases were partially offset by lower profit before taxes, adjusted for non-cash items. Within working capital, changes in customer advances and accounts payable favorably impacted cash flow but were partially offset by changes in inventories and in receivables.

Net cash used by investing activities in the first nine months of 2025 was $2.112 billion, compared with net cash provided of $1.009 billion in the first nine months of 2024. The change was primarily due to lower proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024; increased activity related to intercompany lending with Financial Products; and an increase in capital expenditures.

Net cash used for financing activities during the first nine months of 2025 was $5.128 billion, compared with net cash used of $10.044 billion in the same period of 2024. The change was primarily due to lower payments to purchase common stock, higher proceeds from debt issued and lower payments on debt in the first nine months of 2025 compared to the same period in 2024.

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

Operational excellence and commitments – Capital expenditures were $1.944 billion during the first nine months of 2025, compared to $1.284 billion for the same period in 2024. We expect ME&T’s capital expenditures in 2025 to be about $2.5 billion. We made $323 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2025. We currently anticipate full-year 2025 contributions of approximately $354 million. In comparison, we made $221 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2024.

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

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2025, the Board of Directors approved maintaining our quarterly dividend representing $1.51 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.043 billion in the first nine months of 2025.

Our share repurchase plans are subject to the company’s cash deployment priorities and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first nine months of 2025, we repurchased $4.850 billion of Caterpillar common stock. As of September 30, 2025, the 2022 Authorization was fully utilized and $15.280 billion remained available under the 2024 Authorization. Our basic shares outstanding as of September 30, 2025 were approximately 468 million.

Financial Products

Net cash provided by operating activities was $894 million in the first nine months of 2025, compared with $1.018 billion for the same period in 2024. Net cash used for investing activities was $2.150 billion in the first nine months of 2025, compared with $1.900 billion for the same period in 2024. The change was primarily due to portfolio related activity, partially offset by the 2024 divestiture of a non-U.S. subsidiary. Net cash provided by financing activities was $1.422 billion in the first nine months of 2025, compared with $890 million for the same period in 2024. The change was primarily due to increased intercompany borrowings from ME&T, partially offset by decreased external borrowings.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2025. It is difficult to predict the December 31, 2025 adjustment amount, as it will be dependent primarily on changes in discount rates during 2025, and actual returns on plan assets differing from our expected returns for 2025.

Order Backlog

At the end of the third quarter of 2025, the dollar amount of backlog believed to be firm was approximately $39.8 billion, about $2.4 billion higher than the second quarter of 2025 due to increases in the Energy & Transportation segment. Of the total backlog at September 30, 2025, approximately $12.5 billion was not expected to be filled in the following twelve months.

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
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended September 30, 2025 - U.S. GAAP	$3,052	17.3%	$3,127	$836	$2,300	$4.88
Other restructuring (income) costs	37	0.2%	37	9	28	0.07
Three Months Ended September 30, 2025 - Adjusted	$3,089	17.5%	$3,164	$845	$2,328	$4.95

Three Months Ended September 30, 2024 - U.S. GAAP	$3,147	19.5%	$3,098	$642	$2,464	$5.06
Other restructuring (income) costs	70	0.5%	70	16	54	0.11
Three Months Ended September 30, 2024 - Adjusted	$3,217	20.0%	$3,168	$658	$2,518	$5.17

Nine Months Ended September 30, 2025 - U.S. GAAP	$8,491	17.5%	$8,515	$2,056	$6,482	$13.69
Other restructuring (income) costs	125	0.3%	126	29	100	0.22
Nine Months Ended September 30, 2025 - Adjusted	$8,616	17.8%	$8,641	$2,085	$6,582	$13.91

Nine Months Ended September 30, 2024 - U.S. GAAP	$10,148	20.9%	$10,130	$2,166	$8,001	$16.27
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.3%	164	54	110	0.22
Other restructuring (income) costs	158	0.3%	158	36	122	0.26
Nine Months Ended September 30, 2024 - Adjusted	$10,470	21.5%	$10,452	$2,256	$8,233	$16.75

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) the increase in the annual effective tax rate in 2025, (ii) the impact of changes in estimates related to prior years (iii) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense and (iv) restructuring costs related to the divestitures of certain non-U.S. entities in 2024. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.

A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended September 30, 2025 - U.S. GAAP	$3,127	$836	26.7%
Increase in annual effective tax rate	—	(54)
Changes in estimates related to prior years	—	(41)
Excess stock-based compensation	—	10
Annual effective tax rate, excluding discrete items	3,127	751	24.0%
Increase in annual effective tax rate	—	54
Changes in estimates related to prior years	—	41
Excess stock-based compensation	—	(10)
Other restructuring (income) costs	37	9
Three Months Ended September 30, 2025 - Adjusted	$3,164	$845

Three Months Ended September 30, 2024 - U.S. GAAP	$3,098	$642	20.7%
Changes in estimates related to prior years	—	47
Excess stock-based compensation	—	7
Annual effective tax rate, excluding discrete items	3,098	696	22.5%
Changes in estimates related to prior years	—	(47)
Excess stock-based compensation	—	(7)
Other restructuring (income) costs	70	16
Three Months Ended September 30, 2024 - Adjusted	$3,168	$658

Nine Months Ended September 30, 2025 - U.S. GAAP	$8,515	$2,056	24.1%
Changes in estimates related to prior years	—	(41)
Excess stock-based compensation	—	28
Annual effective tax rate, excluding discrete items	8,515	2,043	24.0%
Changes in estimates related to prior years	—	41
Excess stock-based compensation	—	(28)
Other restructuring (income) costs	126	29
Nine Months Ended September 30, 2025 - Adjusted	$8,641	$2,085

Nine Months Ended September 30, 2024 - U.S. GAAP	$10,130	$2,166	21.4%
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	54
Changes in estimates related to prior years	—	47
Excess stock-based compensation	—	49
Annual effective tax rate, excluding discrete items	10,294	2,316	22.5%
Changes in estimates related to prior years	—	(47)
Excess stock-based compensation	—	(49)
Other restructuring (income) costs	158	36
Nine Months Ended September 30, 2024 - Adjusted	$10,452	$2,256

In addition, we provide a calculation of ME&T free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of ME&T free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2025	2024
ME&T net cash provided by operating activities [1]	$7,745	$7,726
ME&T capital expenditures	(1,944)	(1,284)
ME&T free cash flow	$5,801	$6,442
[1] See reconciliation of ME&T net cash provided by operating activities to consolidated net cash provided by operating activities on pages 77-78.

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

Pages 71-78 reconcile ME&T and Financial Products to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$16,726	$16,726	$—	$—
Revenues of Financial Products	912	—	1,115	(203)	[1]
Total sales and revenues	17,638	16,726	1,115	(203)

Operating costs:
Cost of goods sold	11,673	11,675	—	(2)	[2]
Selling, general and administrative expenses	1,822	1,608	218	(4)	[2]
Research and development expenses	555	555	—	—
Interest expense of Financial Products	346	—	358	(12)	[2]
Other operating (income) expenses	190	(114)	336	(32)	[2]
Total operating costs	14,586	13,724	912	(50)

Operating profit	3,052	3,002	203	(153)

Interest expense excluding Financial Products	133	136	—	(3)	[3]
Other income (expense)	208	25	33	150	[4]

Consolidated profit before taxes	3,127	2,891	236	—

Provision (benefit) for income taxes	836	773	63	—
Profit of consolidated companies	2,291	2,118	173	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—

Profit of consolidated and affiliated companies	2,299	2,126	173	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [5]	$2,300	$2,127	$173	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$45,778	$45,778	$—	$—
Revenues of Financial Products	2,678	—	3,244	(566)	[1]
Total sales and revenues	48,456	45,778	3,244	(566)

Operating costs:
Cost of goods sold	31,445	31,451	—	(6)	[2]
Selling, general and administrative expenses	5,109	4,513	623	(27)	[2]
Research and development expenses	1,586	1,586	—	—
Interest expense of Financial Products	1,008	—	1,026	(18)	[2]
Other operating (income) expenses	817	(84)	979	(78)	[2]
Total operating costs	39,965	37,466	2,628	(129)

Operating profit	8,491	8,312	616	(437)

Interest expense excluding Financial Products	375	385	—	(10)	[3]
Other income (expense)	399	(121)	93	427	[4]

Consolidated profit before taxes	8,515	7,806	709	—

Provision (benefit) for income taxes	2,056	1,878	178	—
Profit of consolidated companies	6,459	5,928	531	—

Equity in profit (loss) of unconsolidated affiliated companies	22	22	—	—

Profit of consolidated and affiliated companies	6,481	5,950	531	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(2)	1	—

Profit [5]	$6,482	$5,952	$530	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$15,231	$15,231	$—	$—
Revenues of Financial Products	875	—	1,078	(203)	[1]
Total sales and revenues	16,106	15,231	1,078	(203)

Operating costs:
Cost of goods sold	10,066	10,067	—	(1)	[2]
Selling, general and administrative expenses	1,669	1,484	197	(12)	[2]
Research and development expenses	533	533	—	—
Interest expense of Financial Products	336	—	336	—
Other operating (income) expenses	355	49	329	(23)	[2]
Total operating costs	12,959	12,133	862	(36)

Operating profit	3,147	3,098	216	(167)

Interest expense excluding Financial Products	125	127	—	(2)
Other income (expense)	76	(122)	33	165	[3]

Consolidated profit before taxes	3,098	2,849	249	—

Provision (benefit) for income taxes	642	582	60	—
Profit of consolidated companies	2,456	2,267	189	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,463	2,274	189	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [4]	$2,464	$2,275	$189	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Energy & Transportation	$46,031	$46,031	$—	$—
Revenues of Financial Products	2,563	—	3,150	(587)	[1]
Total sales and revenues	48,594	46,031	3,150	(587)

Operating costs:
Cost of goods sold	29,878	29,883	—	(5)	[2]
Selling, general and administrative expenses	4,898	4,346	560	(8)	[2]
Research and development expenses	1,588	1,588	—	—
Interest expense of Financial Products	948	—	948	—
Other operating (income) expenses	1,134	51	1,174	(91)	[2]
Total operating costs	38,446	35,868	2,682	(104)

Operating profit	10,148	10,163	468	(483)

Interest expense excluding Financial Products	405	407	—	(2)
Other income (expense)	387	(163)	69	481	[3]

Consolidated profit before taxes	10,130	9,593	537	—

Provision (benefit) for income taxes	2,166	1,983	183	—
Profit of consolidated companies	7,964	7,610	354	—

Equity in profit (loss) of unconsolidated affiliated companies	34	34	—	—

Profit of consolidated and affiliated companies	7,998	7,644	354	—

Less: Profit (loss) attributable to noncontrolling interests	(3)	(4)	1	—

Profit [4]	$8,001	$7,648	$353	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$7,538	$6,633	$905	$—
Receivables – trade and other	10,146	3,531	542	6,073	[1,2]
Receivables – finance	10,315	—	16,665	(6,350)	[2]
Prepaid expenses and other current assets	2,861	2,659	440	(238)	[3]
Inventories	18,958	18,958	—	—
Total current assets	49,818	31,781	18,552	(515)

Property, plant and equipment – net	14,310	10,348	3,962	—
Long-term receivables – trade and other	1,618	1,712	166	(260)	[1,2]
Long-term receivables – finance	13,985	—	14,948	(963)	[2]
Noncurrent deferred and refundable income taxes	3,000	3,264	130	(394)	[4]
Intangible assets	281	281	—	—
Goodwill	5,329	5,329	—	—
Other assets	5,381	3,923	2,468	(1,010)	[5]
Total assets	$93,722	$56,638	$40,226	$(3,142)

Liabilities
Current liabilities:
Short-term borrowings	$4,509	$—	$4,509	$—
Accounts payable	8,729	8,636	391	(298)	[6,7]
Accrued expenses	5,187	4,558	629	—
Accrued wages, salaries and employee benefits	2,126	2,081	45	—
Customer advances	3,391	3,359	3	29	[7]
Dividends payable	—	—	—	—
Other current liabilities	2,760	2,209	806	(255)	[4,5,8]
Long-term debt due within one year	9,289	32	9,257	—
Total current liabilities	35,991	20,875	15,640	(524)

Long-term debt due after one year	27,736	10,899	18,067	(1,230)	[7,9]
Liability for postemployment benefits	3,664	3,663	1	—
Other liabilities	5,672	4,679	1,407	(414)	[4,5]
Total liabilities	73,063	40,116	35,115	(2,168)
Commitments and contingencies
Shareholders’ equity
Common stock	6,223	6,223	905	(905)	[10]
Treasury stock	(48,302)	(48,302)	—	—
Profit employed in the business	64,460	59,365	5,085	10	[10]
Accumulated other comprehensive income (loss)	(1,723)	(768)	(955)	—
Noncontrolling interests	1	4	76	(79)	[10]
Total shareholders’ equity	20,659	16,522	5,111	(974)
Total liabilities and shareholders’ equity	$93,722	$56,638	$40,226	$(3,142)
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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$6,481	$5,950	$531	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,664	1,096	568	—
Provision (benefit) for deferred income taxes	300	308	(8)	—
Other	509	431	(412)	490	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(788)	89	102	(979)	[1,2]
Inventories	(2,015)	(2,012)	—	(3)	[1]
Accounts payable	1,086	1,051	44	(9)	[1]
Accrued expenses	51	161	(110)	—
Accrued wages, salaries and employee benefits	(296)	(284)	(12)	—
Customer advances	1,649	1,649	—	—
Other assets – net	(138)	(219)	15	66	[1]
Other liabilities – net	(355)	(475)	176	(56)	[1]
Net cash provided by (used for) operating activities	8,148	7,745	894	(491)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,923)	(1,920)	(33)	30	[1]
Expenditures for equipment leased to others	(1,021)	(24)	(1,004)	7	[1]
Proceeds from disposals of leased assets and property, plant and equipment	544	54	524	(34)	[1]
Additions to finance receivables	(10,964)	—	(12,668)	1,704	[2]
Collections of finance receivables	9,890	—	11,347	(1,457)	[2]
Net intercompany purchased receivables	—	—	(241)	241	[2]
Proceeds from sale of finance receivables	26	—	26	—
Additions to intercompany receivables (original maturities greater than three months)	—	(1,000)	—	1,000	[3]
Collections of intercompany receivables (original maturities greater than three months)	—	—	56	(56)	[3]
Investments and acquisitions (net of cash acquired)	(26)	(26)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	12	—	—
Proceeds from maturities and sale of securities	1,945	1,259	686	—
Investments in securities	(1,291)	(510)	(781)	—
Other – net	(19)	43	(62)	—
Net cash provided by (used for) investing activities	(2,827)	(2,112)	(2,150)	1,435

Cash flow from financing activities:
Dividends paid	(2,043)	(2,043)	—	—
Common stock issued, and other stock compensation transactions, net	(39)	(39)	—	—
Payments to purchase common stock	(4,850)	(4,850)	—	—
Excise tax paid on purchases of common stock	(73)	(73)	—	—
Proceeds from intercompany borrowings (original maturities greater than three months)	—	—	1,000	(1,000)	[3]
Payments on intercompany borrowings (original maturities greater than three months)	—	(56)	—	56	[3]
Proceeds from debt issued (original maturities greater than three months)	8,454	1,976	6,478	—
Payments on debt (original maturities greater than three months)	(6,205)	(43)	(6,162)	—
Short-term borrowings – net (original maturities three months or less)	106	—	106	—
Net cash provided by (used for) financing activities	(4,650)	(5,128)	1,422	(944)
Effect of exchange rate changes on cash	(23)	(39)	16	—
Increase (decrease) in cash, cash equivalents and restricted cash	648	466	182	—
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,170	726	—
Cash, cash equivalents and restricted cash at end of period	$7,544	$6,636	$908	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2024
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Energy & Transportation	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$7,998	$7,644	$354	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,598	1,010	588	—
Provision (benefit) for deferred income taxes	(329)	(277)	(52)	—
(Gain) loss on divestiture	164	(46)	210	—
Other	221	236	(447)	432	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(30)	554	(17)	(567)	1.2
Inventories	(781)	(770)	—	(11)	[1]
Accounts payable	(96)	(79)	(40)	23	[1]
Accrued expenses	9	—	9	—
Accrued wages, salaries and employee benefits	(671)	(660)	(11)	—
Customer advances	476	475	1	—
Other assets – net	120	(226)	191	155	[1]
Other liabilities – net	(37)	(135)	232	(134)	[1]
Net cash provided by (used for) operating activities	8,642	7,726	1,018	(102)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,285)	(1,264)	(25)	4	[1]
Expenditures for equipment leased to others	(893)	(20)	(889)	16	[1]
Proceeds from disposals of leased assets and property, plant and equipment	541	25	525	(9)	[1]
Additions to finance receivables	(11,457)	—	(12,271)	814	[2]
Collections of finance receivables	10,234	—	10,889	(655)	[2]
Net intercompany purchased receivables	—	—	68	(68)	[2]
Proceeds from sale of finance receivables	69	—	69	—
Net intercompany borrowings	—	—	15	(15)	[3]
Investments and acquisitions (net of cash acquired)	(32)	(32)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(67)	86	(153)	—
Proceeds from maturities and sale of securities	2,841	2,565	276	—
Investments in securities	(892)	(469)	(423)	—
Other – net	137	118	19	—
Net cash provided by (used for) investing activities	(804)	1,009	(1,900)	87

Cash flow from financing activities:
Dividends paid	(1,966)	(1,966)	—	—
Common stock issued, including treasury shares reissued	15	15	—	—
Payments to purchase common stock	(7,057)	(7,057)	—	—
Net intercompany borrowings	—	(15)	—	15	[3]
Proceeds from debt issued (original maturities greater than three months)	7,579	—	7,579	—
Payments on debt (original maturities greater than three months)	(6,862)	(1,021)	(5,841)	—
Short-term borrowings – net (original maturities three months or less)	(848)	—	(848)	—
Net cash provided by (used for) financing activities	(9,139)	(10,044)	890	15
Effect of exchange rate changes on cash	(39)	(37)	(2)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,340)	(1,346)	6	—
Cash, cash equivalents and restricted cash at beginning of period	6,985	6,111	874	—
Cash, cash equivalents and restricted cash at end of period	$5,645	$4,765	$880	$—

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

Changes in internal control over financial reporting

During the third quarter of 2025, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
July 1-31, 2025	321,671	$410.33	321,671	$15.508
August 1-31, 2025	297,850	$423.01	297,850	$15.382
September 1-30, 2025	228,478	$446.41	228,478	$15.280
Total	847,999	$424.50	847,999

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of March 31,2025, the 2022 Authorization was fully utilized and as of September 30,2025, approximately $15.3 billion remained available under the 2024 Authorization.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2025, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 17,000 active participants in the aggregate. During the third quarter of 2025, approximately 46,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

On August 12, 2025, Jason E. Kaiser, Group President of our Energy & Transportation segment, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) August 12, 2026 and (2) the date on which (i) an aggregate of 16,881 shares of our common stock and (ii) all shares vested as of December 31, 2025 pursuant to a Performance Stock Unit (PSU) grant have been sold under the plan.

Item 6. Exhibits

10.1	364-Day Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.2	CIF Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.3	CIF LUX Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.4	Japan Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.5	Fourth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.6
CIF Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.7
CIF LUX Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.8
Japan Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.8 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.9	Fourth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.10
CIF Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.10 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.11
CIF LUX Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.11 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.12
Japan Local Currency Addendum to the Fourth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.12 to the Company's Current Report on Form 8-K filed September 3, 2025)

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

CATERPILLAR INC.

November 3, 2025	/s/ Joseph E. Creed	Chief Executive Officer
Joseph E. Creed

November 3, 2025	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

November 3, 2025	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

November 3, 2025	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp