Form 10-K
period 2025-12-31
CATERPILLAR INC
filed 2026-02-13
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, there were 468,478,923 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $180.9 billion.

As of December 31, 2025, there were 465,287,332 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2026 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year.

i

PART I

Item 1.Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2025 sales and revenues of $67.589 billion, Caterpillar Inc. is shaping the future as the world’s leading manufacturer of construction and mining equipment, off-highway diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives. Backed by one of the largest independent global dealer networks and financing services through Cat Financial, the company’s primary business segments: Power & Energy, Construction Industries and Resource Industries are solving customers’ toughest challenges through commercial excellence and advanced technology, driven by a highly skilled, dedicated global team.

Enterprise Strategy

In 2025, our company introduced a revised strategy anchored by a new mission statement: Solving our customers' toughest challenges. Coupled with our purpose, we build a better, more sustainable world, this strategy guides how we operate with our global team and engage with customers, dealers and suppliers. The refreshed strategy establishes three profitable growth pillars focused on addressing customers' needs; Commercial Excellence, Advanced Technology Leader, and Transform How We Work. These pillars are built upon our longstanding foundation of Operational Excellence and guided by the Operating & Execution model. We also re-enforced our commitment to our Values in Action - Safety, Integrity, Teamwork, Excellence and Commitment. Caterpillar continues to operate through five operating segments, four of which are reportable segments and are described below.

Categories of Business Organization

1.Machinery, Power & Energy — Caterpillar Inc. and its subsidiaries, excluding Financial Products. Machinery, Power & Energy information relates to the design, manufacturing and marketing of our products.

2.Financial Products — Our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

Other information about our operations in 2025, including certain risks associated with our operations, is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction applications. The majority of machine sales in this segment are made in the heavy and general construction, rental, quarry and aggregates and mining industries.
The nature of customer demand for construction machinery varies around the world.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower owning and operating costs over the lifetime of the machine.  To meet customer expectations in developing economies, Caterpillar developed differentiated product offerings that target customers in those regions, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. The majority of Construction Industries' research and development spending in 2025 focused on the next generation of construction machines.

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

 The Construction Industries product portfolio includes the following machines and related parts, services and worktools:

· asphalt pavers	· motor graders	· track-type tractors (small, medium)
· backhoe loaders	· pipelayers	· track excavators (mini, small
· cold planers	· road reclaimers	medium, large)
· compactors	· skid steer loaders	· wheel excavators
· compact track loaders	· telehandlers	· wheel loaders (compact, small,
· forestry machines	· track-type loaders	medium)
· material handlers

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates. Caterpillar offers a broad product range and services to deliver comprehensive solutions for our customers. We develop and manufacture high productivity equipment for both surface and underground mining operations around the world, as well as provide select work tools, machinery components, wear and maintenance components and related parts. Our equipment is used to extract and haul copper, iron ore, coal, oil sands, aggregates, gold and other minerals and ores, as well as a variety of heavy construction applications. In addition to equipment, Resource Industries sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions.

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

The Resource Industries product portfolio includes the following machines and related parts, services and worktools:

· electric rope shovels	· large wheel loaders
· draglines	· off-highway trucks
· hydraulic shovels	· wide-body trucks
· rotary drills	· articulated trucks
· hard rock vehicles	· wheel tractor scrapers
· large track-type tractors	· wheel dozers
· large mining trucks	· landfill and soil compactors

Power & Energy

Our Power & Energy segment supports customers in oil and gas, power generation, marine, rail and industrial applications, including Caterpillar machines. The product and services portfolio includes reciprocating engines, generator sets, integrated systems and solutions, turbines and turbine-related services, electrified powertrain and zero-emission power sources and service solutions development, the remanufacturing of Caterpillar engines and components, remanufacturing services for other companies, diesel-electric locomotives and other rail-related products and services as well as product support of on-highway engines.

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

The competitive environment for reciprocating engines in marine, oil and gas, industrial and electric power generation systems along with turbines in oil and gas and electric power generation consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application. Principal global competitors include Cummins Inc., Deutz AG, Rolls-Royce Power Systems AG and Siemens Energy AG. Other competitors, such as Volvo Penta AB, FPT Industrial SpA (Iveco Group), INNIO Group, GE Vernova Inc., Kawasaki Heavy Industries Ltd., Everllence SE (formerly MAN Energy Solutions SE), Weichai Power Co., Ltd., and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Aggreko plc, Generac Holdings Inc., Discovery Energy, LLC (Rehlko, formerly Kohler Energy), Baker Hughes Co., and others, are primarily packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels. In rail-related businesses, our global competitors include Wabtec Corp, Greenbrier Companies, Inc., Voestalpine AG, Vossloh AG, Alstom SA, and Siemens Mobility A/S. We also compete with other companies on a more limited range of products, services and/or geographic regions.

The Power & Energy portfolio includes the following products and related parts:

•Reciprocating engine-powered generator sets
•Reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machinery
•Integrated systems and solutions used in the electric power generation industry
•Turbines, centrifugal gas compressors and turbine-related services
•Reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries
•Electrified powertrain and zero-emission power sources and service solutions
•Diesel-electric and hybrid locomotives and components and other rail-related products and services

Financial Products Segment

The business of our Financial Products Segment is primarily conducted by Cat Financial, Insurance Services and their respective subsidiaries and affiliates. Cat Financial is a wholly owned finance subsidiary of Caterpillar Inc., and it provides retail and wholesale financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that incorporate Caterpillar products. The various financing plans offered by Cat Financial are designed to support sales of Caterpillar products and services and generate financing income for Cat Financial. In addition, Cat Financial purchases short-term wholesale trade receivables from Caterpillar. A significant portion of Cat Financial’s activity is conducted in North America, and Cat Financial has additional offices and subsidiaries in Latin America, Asia/Pacific, Europe and Africa.

For over 40 years, Cat Financial has been providing financing for Caterpillar products, contributing to our knowledge of asset values, industry trends, financing structures and customer needs.

Cat Financial offers the following financing products to customers:

•Loans – Cat Financial offers loans that allow customers to purchase equipment with structured payments over time. These loans are typically secured by the equipment purchased.
•Revolving Charge Accounts – Cat Financial offers revolving charge accounts that primarily allow customers to pay for parts, services and rentals at participating Caterpillar dealers.
•Leases – Cat Financial offers non-tax finance leases and tax leases which may be classified as either finance or operating leases for accounting purposes based on the characteristics of the lease. Non-tax leases are finance leases that either require or allow the customer to purchase the equipment for a fixed price at the end of the term and the lessee for tax purposes is considered the owner of the equipment during the term of the lease. Tax leases are either operating or finance leases for accounting purposes, and for tax purposes, we are considered the owner of the equipment. At the end of tax leases, Lessees have the option to return the equipment or purchase it at market value. Lessees are obligated to maintain the equipment and insure it against damage and are responsible for payment of property and sales taxes, maintenance and other operating costs.

Cat Financial offers the following financing products to dealers:

•Wholesale Financing – Cat Financial provides dealers with inventory and rental fleet financing.
•Retail Loans – Cat Financial makes loans to certain dealers for working capital and other purposes. These loans are typically secured by dealership assets.

Cat Financial’s financing products may be offered at fixed or floating interest rates. Cat Financial typically maintains a security interest in retail-financed equipment and generally requires physical damage insurance coverage on financed equipment.

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment and services available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc., Banc of America Leasing & Capital LLC, BNP Paribas Leasing Solutions Limited, Australia and New Zealand Banking Group Limited, Société Générale S.A. and various other banks and finance companies. In addition, many of the manufacturers that compete with Caterpillar also own financial subsidiaries, such as John Deere Capital Corporation, Komatsu Financial L.P., Volvo Financial Services and Kubota Credit Corporation, which utilize many below-market interest rate programs (funded by the manufacturer) to support machine sales. Cat Financial works with the broader Caterpillar organization to provide a broad array of financial merchandising programs to compete around the world.

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

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority. Caterpillar Insurance Co. Ltd. is registered as a Class 2 (General Business) and Class B (Long-Term) insurer with the Bermuda Monetary Authority. Under its Class 2 insurance license, Caterpillar Insurance Co. Ltd. insures its parent and affiliates for general liability, property, auto liability and cargo. It also provides reinsurance to Caterpillar Insurance Company under a quota share reinsurance agreement for its Domestic Machine contractual liability policy in the United States. In addition, Caterpillar Insurance Co. Ltd. reinsures 100% of the international employee benefit plans of Caterpillar Inc. through retrocession agreements with other insurers. The employee benefits coverages include medical and accident coverages, which are reported under its Class 2 insurance license, and life and disability coverages, which are reported under its Class B insurance license. The Bermuda Monetary Authority is responsible for monitoring compliance with solvency requirements and requires an Annual Financial Filing for this purpose.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $51.2 billion at December 31, 2025 and $30.0 billion at December 31, 2024. Compared with year-end 2024, the order backlog increased across the primary segments, with the largest increase in Power & Energy. Of the total backlog at December 31, 2025, approximately $19.3 billion was not expected to be filled in 2026.

Dealers and Distributors

We distribute our machines principally through a worldwide organization of dealers (dealer network), 41 located in the United States and 109 located outside the United States, serving 190 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 86 distributors covering 183 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 108 distributors covering 159 countries.

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

Human Capital

Core Values

Caterpillar’s global workforce is united by Our Values In Action, Caterpillar’s Code of Conduct. Safety, Integrity, Teamwork, Excellence, and Commitment provide the foundation for our values-based culture. Our human capital management principles are embedded in our values. Our values unite us, and reflect our diverse cultures, languages, geographies, and businesses, as one Caterpillar team.

Health and Safety

The health and safety of our employees is an important focus at Caterpillar. Our safety driven strategy is focused on preventing serious injuries and learning from those closest to the work. In 2025, the Company achieved a recordable injury frequency rate of 0.41, compared to the 2024 recordable injury frequency rate of 0.43. We strive to continually reduce our recordable injuries utilizing programs that amplify our safety culture globally.

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

Employment

Management aligns employment levels with the needs of the business. We believe we have the appropriate human capital resources to successfully operate and deliver our enterprise strategy. As of December 31, 2025, we employed about 118,000 full-time persons of whom approximately 66,400 were located outside the United States. In the United States, we employed approximately 51,600 full-time persons, most of whom are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, we have hired certain highly specialized employees under employment contracts that specify a term of employment, pay and other benefits.

Full-Time Employees at Year-End
	2025	2024
Inside U.S.	51,600	51,500
Outside U.S.	66,400	61,400
Total	118,000	112,900

By Region:
North America	52,100	52,000
EAME	16,700	15,900
Latin America	22,300	19,700
Asia/Pacific	26,900	25,300
Total	118,000	112,900

As of December 31, 2025, there were 7,972 hourly production employees in the United States who were covered by collective bargaining agreements with various labor unions, including The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), The International Association of Machinists and The United Steelworkers. Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

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

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. We use many assumptions in determining our future payment obligations under the plans. Significant adverse changes in credit or capital markets could result in actual rates of return on pension investments being materially lower than projected and result in increased contribution requirements. These factors could increase our payment obligations under the plans and, as a result, adversely affect our business and overall financial condition. We may be required to make material contributions to our pension plans in the future and may fund contributions through the use of cash on hand, the proceeds of borrowings, shares of our common stock or a combination of the foregoing, as permitted by applicable law. We employ a liability-driven investment strategy, where the interest rate sensitivity of the pension investments and pension obligations are aligned to reduce funded status volatility.

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

Item 1C. Cybersecurity.

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

We maintain a comprehensive cybersecurity program which is integrated within the Company’s enterprise risk management system and encompasses the corporate information technology and operational technology environments as well as customer-facing products. Our cybersecurity program maintains a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity risks. We utilize cybersecurity policies and frameworks based on industry and government standards. Our cyber risk management program controls are based on recognized best practices and standards, including the National Institute of Standards and Technology (NIST) Cyber Security Framework and the International Organization for Standardization (ISO 27001) Information Security Management System Requirements. We partner with third parties to support and evaluate our cybersecurity program. These third-party services span areas including cybersecurity maturity assessments, incident response, penetration testing, consulting on best practices, and others. We also consume threat intelligence from several paid and non-paid sources.

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

We have implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security, mobile device usage and potential risks associated with emerging technologies. We have mandatory training in the areas of cybersecurity, privacy, and confidential information handling. We also conduct regular phishing training and simulations for our employees and contractors. We provide specialized role-based training to technical professionals in cybersecurity, secure application development, and other focus areas. We also conduct periodic tabletop exercises to validate our preparation for cyber events.

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

Our cybersecurity program is overseen by our CIO, who has been a Caterpillar employee for over twenty-six years. Prior to her current appointment as our CIO in September 2020, she was the Chief Information Officer for the Company’s Financial Products Division. Her extensive background in IT includes global leadership for large-scale systems transformations, cybersecurity, cloud and application management, global data center management, worldwide network, servers and storage, database management and end-user services. Our CIO leads a cross-functional cybersecurity team comprised of professionals from our product, cybersecurity, legal and compliance organizations who focus on managing the security of our connected solutions. This team manages the Company’s global IT systems, IT risk management, cybersecurity, global infrastructure and IT transformations.

Item 1D.Information about our Executive Officers.

Name and age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years and/or Caterpillar Inc. position most recently held
Joseph E. Creed (50)	Chief Executive Officer (2025)	Chief Operating Officer (2023-2025), Group President (2021-2023), Vice President, Oil & Gas and Marine Division (2019-2020), Interim Chief Financial Officer (2018), Vice President, Finance Services Division (2017), Group Chief Financial Officer, Power and Energy (2013-2016)
D. James Umpleby III (67)	Executive Chairman (2025)	Chairman of the Board (2018-2025), Chief Executive Officer (2017-2025), Group President (2013-2016)
Andrew R.J. Bonfield (63)	Chief Financial Officer (2018)	Group Chief Financial Officer for a multinational electricity and gas utility company (2010-2018)
Bob De Lange (56)	Group President (2017)	Vice President (2015-2016), Worldwide Product Manager, Medium Wheel Loaders, (2013-2014)
Denise C. Johnson (59)	Group President (2016)	Vice President (2012-2016)
Anthony D. Fassino (55)	Group President (2021)	Vice President, Building Construction Products (2018-2020), Director of Worldwide Forestry Products (2016-2018)
Derek R. Owens (52)	Chief Legal Officer and General Counsel (2023)	Senior Vice President (2023), Deputy General Counsel (2021-2023), Associate General Counsel, Litigation & Investigations (2019-2021), Assistant United States Attorney, U.S. Attorney's Office of the Department of Justice (2005-2019)
Christine M. Pambianchi (57)	Chief Human Resources Officer (2025)	Chief Human Resources Officer, Intel Corporation (2021-2025), Chief Human Resources Officer, Verizon Communications Inc. (2019-2021), Chief Human Resources Officer, Corning Inc. (2007-2019)
William E. Schaupp (54)	Vice President and Chief Accounting Officer (2022)	Finance Director, Global Finance Services Division (2021-2022), Vice President and Controller and Chief Accounting Officer of PPG Industries, Inc. (2018-2021)
Jason E. Kaiser (48)	Group President (2024)	Senior Vice President, Electric Power Division (2021-2023), General Manager, Electric Power Division (2019-2021), Product Manager, Electric Power Division (2016-2019)
Rodney M. Shurman (59)	Group President (2026)	Senior Vice President, Building Construction Products (2024-2026), Senior Vice President, Electrification & Energy Solutions (2022-2024), Senior Vice President, Oil & Gas, Marine Division (2021-2022)

Item 2.Properties.

General Information
Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Construction Industries, Resource Industries or Power & Energy segments, several plants are involved in manufacturing relating to more than one business segment.  In addition, several plants reported in our financial statements under the All Other Segment are involved in the manufacturing of components that are used in the assembly of products for more than one business segment.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for Construction Industries, Resource Industries and Power & Energy.  The research and development activities carried on at our Technical Centers in Aurora and Mossville, Illinois involve products for Construction Industries, Resource Industries and Power & Energy.

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

Remanufacturing and Components
Remanufacturing of our products is reported in our Power & Energy segment and is conducted primarily at the facilities in the following locations: Franklin, Indiana; Bogor, Indonesia; Corinth, Mississippi; Prentiss County, Mississippi; West Fargo, North Dakota; Piracicaba, Brazil; Shanghai, China; and Nuevo Laredo, Mexico.
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
Manufacturing
Manufacturing of products for our Construction Industries, Resource Industries and Power & Energy segments is conducted primarily at the locations listed below.  These facilities are believed to be suitable for their intended purposes, with adequate capacities for current and projected needs for existing products.

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Brazil: Campo Largo, Piracicaba
	Georgia: Athens	China: Suzhou, Wujiang, Xuzhou, Qingzhou
	Illinois: Decatur, East Peoria	France: Grenoble, Echirolles
	Minnesota: Brooklyn Park	Hungary: Godollo
	North Carolina: Clayton, Sanford	India: Hosur, Thiruvallur
	Texas: Victoria	Italy: Minerbio, Cattolica
Japan: Akashi
Mexico: Torreon
Netherlands: Den Bosch
Poland: Janow, Sosnowiec
Thailand: Rayong
United Kingdom: Desford, Stockton

Resource Industries	Illinois: Decatur, East Peoria, Mapleton, Mossville	Brazil: Piracicaba
China: Qingzhou, Tianjin, Wuxi, Xuzhou
	Michigan: Menominee	India: Thiruvallur
	Missouri: Boonville, West Plains	Indonesia: Batam
	North Carolina: Goldsboro	Italy: Atessa, Bazzano, Frosinone
	South Carolina: Sumter	Japan: Sagami
	Texas: Denison	Mexico: Acuna, Monterrey, Ramos Arizpe, Reynosa
	Wisconsin: South Milwaukee	South Korea: Pyeongtaek
Thailand: Rayong
United Kingdom: Leicester, Peterlee, Skinningrove

Power & Energy	Alabama: Albertville, Montgomery	Australia: Cardiff, Perth, Redbank, Revesby
	California: San Diego	Brazil: Curitiba, Piracicaba, Sete Lagoas
	Georgia: Griffin, Patterson	China: Tianjin, Wuxi
	Illinois: East Peoria, Mossville, Mapleton, Pontiac	Czech Republic: Zatec, Zebrak
Germany: Kiel, Mannheim, Rostock
	Indiana: Lafayette, Muncie	India: Aurangabad, Hosur
	Kansas: Wamego	Italy: Pistoia
	Kentucky: Decoursey, Mayfield	Mexico: Monterrey, San Luis Potosi, Tijuana, Torreon
Missouri: Kansas City
	North Carolina: Winston-Salem	United Kingdom: Larne, Peterborough, Sandiacre, South Queensferry, Springvale, Stafford, Wimborne
Oklahoma: Broken Arrow
Texas: Channelview, DeSoto, Fort Worth, Mabank, San Antonio, Schertz, Seguin, Sherman

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock (NYSE: CAT)

Listing Information: Caterpillar common stock is listed on the New York Stock Exchange in the United States.

Number of Shareholders: Shareholders of record at the end of 2025 totaled 19,227, compared with 20,191 at the end of 2024.

Performance Graph:  Total Cumulative Shareholder Return for Five-Year Period Ending December 31, 2025

The graph below shows the cumulative shareholder return assuming an investment of $100 on December 31, 2020, and reinvestment of dividends issued thereafter.

370
300
230
160
90
Dollars
2020
2021
2022
2023
2024
2025
Fiscal Year Ended December 31
Caterpillar Inc.
S&P 500 Index
S&P 500 Machinery Index
S&P 500 Capital Good Index

	2020	2021	2022	2023	2024	2025
Caterpillar Inc.	$100.00	$115.95	$137.52	$173.20	$215.91	$346.12
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Machinery	$100.00	$120.16	$121.84	$146.44	$170.44	$209.61
S&P 500 Capital Goods	$100.00	$118.95	$118.69	$141.62	$173.73	$219.46

Non-U.S. Employee Stock Purchase Plans

As of December 31, 2025, we had 38 employee stock purchase plans (the “EIP Plans”) administered outside the United States for our non-U.S. employees, which had approximately 18,000 active participants in the aggregate.  During the fourth quarter of 2025, approximately 40,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
October 1-31, 2025	2,693,976	$385.64	2,693,976	[2]	$15.141
November 1-30, 2025	171,407	$559.93	171,407		$15.045
December 1-31, 2025	183,577	$588.28	183,577		$14.937
Total	3,048,960	$407.64	3,048,960

1 In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of March 31, 2025, the 2022 Authorization was fully utilized and as of December 31, 2025, approximately $14.9 billion remained available under the 2024 Authorization.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the first quarter of 2025, which settled in October 2025.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of the 2025 Form 10-K.
Highlights for the full-year 2025 include:
•Sales and revenues for 2025 were $67.589 billion, an increase of $2.780 billion, or 4 percent, compared with $64.809 billion for 2024. Sales were higher in Power & Energy, about flat in Resource Industries and slightly lower in Construction Industries.
•Operating profit as a percent of sales and revenues was 16.5 percent in 2025, compared with 20.2 percent in 2024. Adjusted operating profit margin was 17.2 percent in 2025, compared with 20.7 percent in 2024.
•Profit per share for 2025 was $18.81, and excluding the items in the table below, adjusted profit per share was $19.06. Profit per share for 2024 was $22.05, and excluding the items in the table below, adjusted profit per share was $21.90.
•Enterprise operating cash flow was $11.7 billion in 2025. Caterpillar ended 2025 with $10.0 billion of enterprise cash.
In order for our results to be more meaningful to our readers, we have separately quantified the impact of significant items.

	Full Year 2025		Full Year 2024
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$11,541	$18.81	$13,373	$22.05
Other restructuring (income) costs	445	0.73	195	0.32
Pension/OPEB mark-to-market (gains) losses	(294)	(0.48)	(154)	(0.23)
Restructuring (income) costs - divestitures of certain non-U.S. entities	—	—	164	0.22
Tax law change related to currency translation	—	—	—	(0.46)
Adjusted profit	$11,692	$19.06	$13,578	$21.90

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 48 - 49.
OVERVIEW
Total sales and revenues for 2025 were $67.589 billion, an increase of $2.780 billion, or 4 percent, compared with $64.809 billion for 2024. The increase reflected higher sales volume, partially offset by unfavorable price realization. Higher sales volume was primarily driven by higher sales of equipment to end users. Profit per share was $18.81 in 2025, compared with profit per share of $22.05 in 2024. Profit was $8.884 billion in 2025, compared with $10.792 billion in 2024. The decrease was mainly due to unfavorable manufacturing costs and unfavorable price realization, partially offset by the profit impact of higher sales volume. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Trends and Economic Conditions
Outlook for Key End Markets
In Construction Industries, we expect another year of sales of equipment to end users growth in 2026 compared to 2025, supported by elevated order rates and a robust backlog. The outlook for North America remains positive, as sales of equipment to end users should grow moderately compared to 2025 with construction spending remaining healthy due to Infrastructure Investment and Jobs Act (IIJA) funding and other critical infrastructure programs. We also anticipate accelerated investment in data centers, which will further bolster overall construction spending. In 2026, dealer rental fleet loading and dealer's rental revenue are both projected to increase, compared to 2025. In EAME, economic conditions in Europe are expected to strengthen, and construction activity in Africa and the Middle East is projected to remain strong. In Asia Pacific, outside of China, moderate economic conditions are expected in 2026. We anticipate positive momentum in China from low levels, with growth in the above 10-ton excavator industry in 2026. Growth in Latin America is expected to continue in 2026 at a similar rate to 2025.

In Resource Industries, sales of equipment to end users is expected to increase in 2026 as compared to 2025, primarily driven by rising demand for copper and gold, and positive growth trends in heavy construction and quarry and aggregates. In mining, most key commodities remain above investment thresholds, and customer product utilization is high while the age of the fleet remains elevated. With modest increases in commodity prices projected in 2026, we expect rebuild activity to increase slightly compared to 2025.
In Power & Energy, we anticipate growth in Power Generation for both reciprocating engines and turbines and turbine-related services in 2026, driven by increasing energy demand to support data center build-out related to cloud computing and generative Artificial Intelligence (AI). Additionally, we are starting to see orders for prime power trend higher as data center customers look for alternative power solutions to keep pace with their growth. After reaching record levels in 2025, Oil & Gas is expected to see moderate growth in 2026. Reciprocating engine sales are expected to increase, driven by strong demand in gas compression applications. For turbines and turbine-related services used in Oil & Gas applications, we expect another year of strong sales in 2026 comparable to our record 2025 performance as backlog remains healthy, with continued solid order and inquiry activity. Demand for products in Industrial applications is expected to grow moderately in 2026 as we see continued recovery from previous lows. In Transportation, we anticipate growth in rail services and locomotive deliveries in 2026 compared to 2025.
Full-Year 2026 Company Trends and Expectations
Our expectations assume the Rail division within Power & Energy, as was the case through year-end 2025. In March 2026, we will file a Form 8-K recasting historical periods to reflect the movement of the Rail division to Resource Industries. This will establish an appropriate baseline for evaluating future segment-level performance and expectations. If necessary, we will also update any segment specific forward-looking assumptions impacted by this change. There will be no impact on the enterprise-wide assumptions due to the Rail division recast.
For the full-year 2026, we anticipate sales and revenues to grow around the top end of our 5 to 7 percent compound annual growth rate (CAGR) target, as compared to 2025. The strong backlog coupled with healthy end markets supports our expectations for sales volume growth in all three primary segments, as well as favorable price realization of about 2 percent of sales and revenues. We expect machine dealer inventory to increase in 2026 and offset the $500 million decrease in 2025. Services revenues are also expected to grow in 2026 as compared to 2025.
Based on the incremental tariffs announced in 2025 and in place by January 29, 2026, we expect the impact from tariffs to be around $2.6 billion in 2026, which is $800 million higher than incurred in 2025. If we do not take the mitigating actions we plan to take in 2026, the impact from tariffs could be around 20 percent higher. We remain confident that we will manage the impact of tariffs over time.
In 2026, we expect restructuring costs of approximately $300 million to $350 million and capital expenditures of around $3.5 billion. We anticipate our 2026 estimated annual effective tax rate to be 23.0 percent, excluding discrete items.
First-Quarter 2026 Company Trends and Expectations
In the first quarter of 2026 as compared to the first quarter of 2025, we expect stronger sales and revenues primarily due to higher sales volume and favorable price realization. We expect higher sales volume to be mainly driven by higher sales of equipment to end users and by the impact from changes in machine dealer inventories. We expect machine dealer inventory to increase in excess of $1.0 billion during the first quarter of 2026, aligning with the seasonal pattern, compared to roughly flat levels in the first quarter of 2025.

In the first quarter of 2026 as compared to the first quarter of 2025, we anticipate strong sales growth in Construction Industries, primarily due to higher sales volume and favorable price realization. We expect higher sales volume to be driven by higher sales of equipment to end users and by the impact from changes in dealer inventories. We expect a more typical seasonal dealer inventory build in the first quarter of 2026 as compared to the first quarter of 2025. In Resource Industries, we anticipate strong sales growth in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to higher sales volume. We expect higher sales volume to be driven by higher sales of equipment to end users and by the impact from changes in dealer inventories. We also expect price realization for the first quarter of 2026 to be about flat as compared to the first quarter of 2025. In Power & Energy, we anticipate sales growth in the first quarter of 2026 as compared to the first quarter of 2025, driven by strength in Power Generation and Oil & Gas, and favorable price realization. We expect sales in the first quarter of 2026 will be the lowest of the year and lower than the fourth quarter of 2025, aligned with typical seasonal pattern.

We expect the impact from incremental tariffs to be around $800 million in the first quarter of 2026, which is similar to the fourth quarter of 2025. We anticipate around 50 percent of the incremental tariff costs will be in Construction Industries, 20 percent in Resource Industries and 30 percent in Power & Energy.

In the first quarter of 2026 as compared to the first quarter of 2025, excluding the impact from incremental tariff costs, we expect the profit impact of higher sales volume and favorable price realization will be partially offset by higher manufacturing costs and higher selling, general and administrative (SG&A) and research & development (R&D) expenses.

In the first quarter of 2026 as compared to the first quarter of 2025, in Construction Industries, excluding the impact from incremental tariff costs, we anticipate favorable price realization and the profit impact of higher sales volume will be partially offset by higher manufacturing costs. In Resource Industries, excluding the impact from incremental tariff costs, we anticipate the profit impact of higher sales volume will be more than offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. We also anticipate an unfavorable mix of products in Resource Industries. In Power & Energy, excluding the impact from incremental tariff costs, we anticipate the profit impact of higher sales volume and favorable price realization will be partially offset by higher manufacturing costs.
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
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2025 Form 10-K.
Notes:
•Glossary of terms included on pages 36 - 38; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 48 - 49.
•Some amounts within this report are rounded to the millions or billions and may not add. In addition, the sum of the components reported across periods may not equal the total amount reported year-to-date due to rounding.

2025 COMPARED WITH 2024
CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between 2024 (at left) and 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for 2025 were $67.589 billion, an increase of $2.780 billion, or 4 percent, compared with $64.809 billion in 2024. The increase was primarily driven by higher sales volume of $3.389 billion, partially offset by unfavorable price realization of $817 million. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales were higher in Power & Energy, about flat in Resource Industries and slightly lower in Construction Industries.
North America sales increased 6 percent due to higher sales volume, partially offset by unfavorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 4 percent in Latin America primarily due to higher sales volume, partially offset by unfavorable currency impacts related to the Brazilian real. The increase in sales volume was mainly driven by higher sales of equipment to end users.
EAME sales increased 4 percent mainly due to higher sales volume and favorable currency impacts related to the euro, partially offset by unfavorable price realization. The increase in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased in 2025, compared to a decrease in 2024.
Asia/Pacific sales decreased 2 percent primarily due to unfavorable currency impacts related to the Australian dollar, and lower sales volume. The decrease in sales volume was mainly driven by lower sales of equipment to end users.
Total dealer inventory increased about $900 million during 2025, compared to an increase of about $400 million during 2024. Machine dealer inventory decreased about $500 million during 2025, compared to a decrease of about $700 million during 2024. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rental rates and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers. We expect machine dealer inventory to increase in 2026 and offset the $500 million decrease in 2025.

Sales and Revenues by Segment
(Millions of dollars)	2024	Sales Volume	Price Realization	Currency	Inter-Segment/Other	2025	$ Change	% Change
Construction Industries	$25,455	$568	$(1,136)	$24	$149	$25,060	$(395)	(2%)
Resource Industries	12,471	403	(272)	(46)	(82)	12,474	3	—%
Power & Energy	28,854	2,401	592	62	292	32,201	3,347	12%
All Other Segment	344	11	—	(1)	(27)	327	(17)	(5%)
Corporate Items and Eliminations	(5,761)	6	(1)	6	(332)	(6,082)	(321)
Machinery, Power & Energy	61,363	3,389	(817)	45	—	63,980	2,617	4%

Financial Products Segment	4,053	—	—	—	167	4,220	167	4%
Corporate Items and Eliminations	(607)	—	—	—	(4)	(611)	(4)
Financial Products Revenues	3,446	—	—	—	163	3,609	163	5%

Consolidated Sales and Revenues	$64,809	$3,389	$(817)	$45	$163	$67,589	$2,780	4%

Sales and Revenues by Geographic Region
	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
2025
Construction Industries	$14,064	(4%)	$2,358	(8%)	$4,595	6%	$3,783	(3%)	$24,800		(2%)	$260	134%	$25,060	(2%)
Resource Industries	4,643	1%	2,292	10%	2,061	14%	3,189	(12%)	12,185		1%	289	(22%)	12,474	—%
Power & Energy	15,558	20%	1,985	13%	5,717	(1%)	3,883	10%	27,143		13%	5,058	6%	32,201	12%
All Other Segment	26	30%	—	100%	6	(14%)	14	27%	46		28%	281	(9%)	327	(5%)
Corporate Items and Eliminations	(164)		1		(11)		(20)		(194)			(5,888)		(6,082)
Machinery, Power & Energy	34,127	6%	6,636	4%	12,368	4%	10,849	(2%)	63,980		4%	—	—%	63,980	4%

Financial Products Segment	2,841	5%	442	10%	511	1%	426	(4%)	4,220	[1]	4%	—	—%	4,220	4%
Corporate Items and Eliminations	(359)		(90)		(86)		(76)		(611)			—		(611)
Financial Products Revenues	2,482	6%	352	10%	425	—%	350	(1%)	3,609		5%	—	—%	3,609	5%

Consolidated Sales and Revenues	$36,609	6%	$6,988	4%	$12,793	4%	$11,199	(2%)	$67,589		4%	$—	—%	$67,589	4%

2024
Construction Industries	$14,576		$2,553		$4,315		$3,900		$25,344			$111		$25,455
Resource Industries	4,597		2,079		1,809		3,615		12,100			371		12,471
Power & Energy	13,005		1,763		5,787		3,533		24,088			4,766		28,854
All Other Segment	20		(2)		7		11		36			308		344
Corporate Items and Eliminations	(150)		(6)		(25)		(24)		(205)			(5,556)		(5,761)
Machinery, Power & Energy	32,048		6,387		11,893		11,035		61,363			—		61,363

Financial Products Segment	2,702		402		505		444		4,053	[1]		—		4,053
Corporate Items and Eliminations	(353)		(81)		(82)		(91)		(607)			—		(607)
Financial Products Revenues	2,349		321		423		353		3,446			—		3,446

Consolidated Sales and Revenues	$34,397		$6,708		$12,316		$11,388		$64,809			$—		$64,809

[1] Includes revenues from Machinery, Power & Energy of $712 million and $711 million in 2025 and 2024, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between 2024 (at left) and 2025 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar entitled Other includes consolidating adjustments and Machinery, Power & Energy other operating (income) expenses.
Operating profit was $11.151 billion in 2025, a decrease of $1.921 billion, or 15 percent, compared with $13.072 billion in 2024. The decrease was primarily due to unfavorable manufacturing costs of $2.148 billion and unfavorable price realization of $817 million, partially offset by the profit impact of higher sales volume of $1.218 billion. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Operating profit margin was 16.5 percent in 2025, compared with 20.2 percent in 2024.

Profit (Loss) by Segment
(Millions of dollars)	2025	2024	$ Change	% Change
Construction Industries	$4,675	$6,165	$(1,490)	(24%)
Resource Industries	1,988	2,538	(550)	(22%)
Power & Energy	6,418	5,736	682	12%
All Other Segment	(8)	43	(51)	(119%)
Corporate Items and Eliminations	(2,189)	(1,384)	(805)
Machinery, Power & Energy	10,884	13,098	(2,214)	(17%)

Financial Products Segment	966	932	34	4%
Corporate Items and Eliminations	(102)	(327)	225
Financial Products	864	605	259	43%
Consolidating Adjustments	(597)	(631)	34
Consolidated Operating Profit	$11,151	$13,072	$(1,921)	(15%)

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in 2025 was $502 million, compared with $512 million in 2024.
•Other income (expense) in 2025 was income of $892 million, compared with income of $813 million in 2024.
•The effective tax rate for 2025 was 24.0 percent compared to 19.7 percent for 2024. Excluding the discrete items discussed below, the annual effective tax rate was 24.1 percent for 2025 compared to 22.2 percent for 2024. The increase from 2024 was primarily due to changes in U.S. tax incentives.
The company recorded a discrete tax charge of $41 million in 2025, compared to discrete tax benefits of $47 million in 2024, to reflect changes in estimates related to prior years. The company also recorded a tax charge of $68 million related to $294 million of mark-to-market gains for remeasurement of pension and other postretirement benefit (OPEB) plans in 2025, compared to a tax charge of $43 million related to $154 million of mark-to-market gains in 2024. In addition, a discrete tax benefit of $50 million was recorded in 2025, compared with a $57 million benefit in 2024, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. In 2024, the company recorded a discrete tax benefit of $224 million for a tax law change related to currency translation. The 2024 annual effective tax rate excluded the impact of losses of $164 million for the divestitures of certain non-U.S. entities with related tax benefits of $54 million.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 48-49.
Construction Industries
Construction Industries’ total sales were $25.060 billion in 2025, a decrease of $395 million, or 2 percent, compared with $25.455 billion in 2024. The decrease was primarily due to unfavorable price realization of $1.136 billion, partially offset by higher sales volume of $568 million. The increase in sales volume was mainly driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory decreased during 2025, compared with an increase in 2024.
•In North America, sales decreased due to unfavorable price realization, partially offset by higher sales volume. Higher sales volume was primarily driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. Dealer inventory decreased during 2025, compared with an increase in 2024.
•Sales decreased in Latin America due to lower sales volume, unfavorable price realization and unfavorable currency impacts primarily related to the Brazilian real. Lower sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased less during 2025 than during 2024.
•In EAME, sales increased due to higher sales volume and favorable currency impacts primarily related to the euro, partially offset by unfavorable price realization. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during 2025, compared with a decrease in 2024.
•Sales decreased in Asia/Pacific due to unfavorable price realization, lower sales volume and unfavorable currency impacts primarily related to the Australian dollar. Lower sales volume was mainly driven by lower sales of equipment to end users.
Construction Industries’ profit was $4.675 billion in 2025, a decrease of $1.490 billion, or 24 percent, compared with $6.165 billion in 2024. The decrease was mainly due to unfavorable price realization of $1.136 billion and unfavorable manufacturing costs of $671 million, partially offset by the profit impact of higher sales volume of $315 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Construction Industries’ profit as a percent of total sales was 18.7 percent in 2025, compared with 24.2 percent in 2024.
Resource Industries
Resource Industries’ total sales were $12.474 billion in 2025, an increase of $3 million, or about flat, compared with $12.471 billion in 2024. Higher sales volume of $403 million was mostly offset by unfavorable price realization of $272 million and unfavorable currency impacts of $46 million, primarily related to the Australian dollar. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory decreased less during 2025 than during 2024.
Resource Industries’ profit was $1.988 billion in 2025, a decrease of $550 million, or 22 percent, compared with $2.538 billion in 2024. The decrease was mainly due to unfavorable manufacturing costs of $302 million and unfavorable price realization of $272 million. Unfavorable manufacturing costs largely reflected the impact of higher tariffs.
Resource Industries’ profit as a percent of total sales was 15.9 percent for 2025, compared with 20.4 percent for 2024.

Power & Energy

Sales by Application
(Millions of dollars)	2025	2024	$ Change	% Change
Oil and Gas	$7,502	$6,980	$522	7%
Power Generation	10,275	7,756	2,519	32%
Industrial	4,071	3,990	81	2%
Transportation	5,295	5,362	(67)	(1%)
External Sales	27,143	24,088	3,055	13%
Inter-Segment	5,058	4,766	292	6%
Total Sales	$32,201	$28,854	$3,347	12%

Power & Energy’s total sales were $32.201 billion in 2025, an increase of $3.347 billion, or 12 percent, compared with $28.854 billion in 2024. The increase was primarily due to higher sales volume of $2.401 billion and favorable price realization of $592 million.
•Oil and Gas – Sales increased in turbines and turbine-related services. The increase was partially offset by lower sales of reciprocating engines, primarily engines used in gas compression applications.
•Power Generation – Sales increased in large reciprocating engines, primarily data center applications. Turbines and turbine-related services increased as well.
•Industrial – Sales increased in EAME, partially offset by decreased sales in North America, Latin America and Asia/Pacific.
•Transportation – Sales decreased in marine, partially offset by increased sales in rail services.
Power & Energy’s profit was $6.418 billion in 2025, an increase of $682 million, or 12 percent, compared with $5.736 billion in 2024. The increase was mainly due to the profit impact of higher sales volume of $972 million and favorable price realization of $592 million, partially offset by unfavorable manufacturing costs of $919 million. Unfavorable manufacturing costs primarily reflected the impact of higher tariffs.
Power & Energy’s profit as a percent of total sales was 19.9 percent in 2025 and 2024.
Financial Products Segment
Financial Products’ segment revenues were $4.220 billion in 2025, an increase of $167 million, or 4 percent, compared with $4.053 billion in 2024. The increase was primarily due to a favorable impact from higher average earning assets of $222 million driven by North America, partially offset by an unfavorable impact from lower average financing rates of $68 million across all regions except Latin America.
Financial Products’ segment profit was $966 million in 2025, an increase of $34 million, or 4 percent, compared with $932 million in 2024. The increase was mainly due to a favorable impact from higher average earning assets of $90 million, partially offset by the absence of an insurance settlement of $33 million in 2024, and an unfavorable impact from higher provision for credit losses at Cat Financial of $31 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $2.291 billion in 2025, an increase of $580 million from 2024, primarily driven by increased expenses due to timing differences, higher corporate costs and unfavorable restructuring income/costs.
2024 COMPARED WITH 2023

For discussions related to the consolidated sales and revenue and consolidated operating profit between 2024 and 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the United States Securities and Exchange Commission on February 14, 2025 and hereby incorporated by reference.

RESTRUCTURING COSTS

In 2026, we expect to incur about $300 million to $350 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Costs of goods sold and SG&A expenses, of about $40 million in 2026 compared with 2025.

Additional information related to restructuring costs is included in Note 24 — "Restructuring income/costs" of Part II, Item 8 "Financial Statements and Supplemental Data."

GLOSSARY OF TERMS
1.Adjusted Operating Profit Margin – Operating profit excluding restructuring income/costs as a percent of sales and revenues.
2.Adjusted Profit Per Share – Profit per share excluding restructuring income/costs, pension and OPEB mark-to-market gains/losses, and a discrete tax benefit for a tax law change related to currency translation in 2024.
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
4.Consolidating Adjustments – Elimination of transactions between Machinery, Power & Energy and Financial Products.
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
7.Currency – With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency only includes the impact on sales and operating profit for the Machinery, Power & Energy line of business; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates (hedging) and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results (translation).
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
12.Financial Products Segment – Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Power & Energy, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.
13.Latin America – A geographic region including Central and South American countries and Mexico.
14.Machinery, Power & Energy (MP&E) – The company defines MP&E as Caterpillar Inc. and its subsidiaries, excluding Financial Products. MP&E’s information relates to the design, manufacturing and marketing of its products.
15.Machinery, Power & Energy Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, gains/losses on divestitures and legal settlements and accruals.
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
18.Pension and Other Postemployment Benefits (OPEB) – The company’s defined-benefit pension and postretirement benefit plans.
19.Power & Energy – A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses as well as product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric and hybrid locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies.
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
23.Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery, Power & Energy as well as the incremental sales impact of new product introductions, including emissions-related product updates. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery, Power & Energy combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates. Product mix represents the net operating profit impact of changes in the relative weighting of Machinery, Power & Energy sales with respect to total sales. The impact of sales volume on segment profit includes inter-segment sales.
24.Services – Machinery, Power & Energy services revenues include, but are not limited to, aftermarket parts and other service-related revenues and exclude most Financial Products revenues, discontinued products and captive dealer services.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our MP&E operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. During 2025, we had positive operating cash flow within both our MP&E and Financial Products' operations. On a consolidated basis, we ended 2025 with $9.980 billion of cash, an increase of $3.091 billion from year-end 2024. In addition, MP&E invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These MP&E securities were $1.230 billion as of December 31, 2025 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for 2025 was $11.739 billion, down $296 million compared to 2024. The decrease was primarily due to lower profit before taxes, adjusted for non-cash items, partially offset by lower cash taxes paid and changes in accrued wages, salaries, and employee benefits.

Total debt as of December 31, 2025 was $43.330 billion, an increase of $4.921 billion from year-end 2024. Debt related to MP&E increased $2.213 billion in 2025 primarily due to the issuance of new debt in the second quarter of 2025. MP&E issued $1.700 billion of ten-year bonds at 5.2 percent and $300 million of thirty-year bonds at 5.5 percent. The proceeds from the offering will be used for general corporate purposes, which may include the repayment of existing indebtedness. Debt related to Financial Products increased by $3.818 billion, of which $1.000 billion is related to intercompany borrowings with MP&E.

As of December 31, 2025, we had three global credit facilities with a syndicate of banks totaling $11.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to MP&E as of December 31, 2025 was $2.875 billion. Information on our Credit Facility is as follows:

•In August 2025, we entered into a new 364-day facility. The 364-day facility of $3.500 billion (of which $875 million is available to MP&E) expires in August 2026.
•In August 2025, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $3.000 billion (of which $750 million is available to MP&E) expires in August 2028.
•In August 2025, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $5.000 billion (of which $1.250 billion is available to MP&E) expires in August 2030.

At December 31, 2025, Caterpillar’s consolidated net worth was $21.388 billion, which was above the $9.000 billion required under the Credit Facility. The consolidated net worth is defined as the consolidated shareholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within AOCI.

At December 31, 2025, Cat Financial’s covenant interest coverage ratio was 1.53 to 1. This was above the 1.15 to 1 minimum ratio, calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter period, required by the Credit Facility.

In addition, at December 31, 2025, Cat Financial’s six-month covenant leverage ratio was 7.65 to 1 and year-end covenant leverage ratio was 8.21 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At December 31, 2025, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of December 31, 2025 were:

	December 31, 2025
(Millions of dollars)	Consolidated	Machinery, Power & Energy	Financial Products
Credit lines available:
Global credit facilities	$11,500	$2,875	$8,625
Other external	4,337	896	3,441
Total credit lines available	15,837	3,771	12,066
Less: Commercial paper outstanding	(5,408)	—	(5,408)
Less: Utilized credit	(771)	—	(771)
Available credit	$9,658	$3,771	$5,887

The other consolidated credit lines with banks as of December 31, 2025 totaled $4.337 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Fitch maintains a "high-A" debt rating, while Moody’s and S&P maintain a “mid-A” debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, MP&E’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

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

Material cash requirements for contractual obligations

We believe our balances of cash and cash equivalents of $9.980 billion and available-for-sale debt securities of $1.230 billion as of December 31, 2025, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

We have committed cash outflows related to postretirement benefit obligations, long-term debt and operating lease agreements. See Notes 12, 14 and 20, respectively, of Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

We have short-term obligations related to the purchase of goods and services made in the ordinary course of business. These consist of invoices received and recorded as liabilities as of December 31, 2025, but scheduled for payment in 2026 of $8.968 billion. In addition, we have contractual obligations for material and services on order at December 31, 2025, but not yet invoiced or delivered, of $9.633 billion.

We also have long-term contractual obligations primarily for logistics services agreements; systems support, software licenses and development contracts; information technology consulting contracts; outsourcing contracts for benefit plan administration and long-term commitments entered into with key suppliers for minimum purchase quantities. These obligations total $2.399 billion, with $695 million due in the next 12 months.

Machinery, Power & Energy

Net cash provided by operating activities was $12.278 billion in 2025, compared with $11.437 billion in 2024. The increase was primarily due to lower working capital requirements and lower cash taxes paid. These were partially offset by lower profit before taxes, adjusted for non-cash items. Within working capital, changes in customer advances, accounts payable, and accrued wages, salaries, and employee benefits favorably impacted cash flow, partially offset by changes in inventories and receivables.

Net cash used by investing activities in 2025 was $2.870 billion, compared with net cash provided of $133 million in 2024. The change was primarily due to lower proceeds from maturities and sale of securities, primarily due to time deposit maturities in 2024; increased activity related to intercompany lending with Financial Products; and an increase in capital expenditures.

Net cash used for financing activities during 2025 was $6.184 billion, compared with $11.417 billion in 2024. The change was primarily due to lower payments to repurchase common stock, higher proceeds from debt issued and lower payments on debt in 2025 compared to 2024.

While our short-term priorities for the use of cash may vary from time to time as business needs and conditions dictate, our resource allocation framework is focused on the following priorities. Our top priority is to maintain a strong financial position in support of a mid-A rating. Next, we intend to fund operational commitments and strategic growth initiatives assessed using the Operating & Execution Model. Then, we intend to return capital to shareholders through dividend growth and share repurchases. Additional information on the resource allocation framework is as follows:

Strong financial position — Our top priority is to maintain a strong financial position in support of a mid-A rating. We track a diverse group of financial metrics that focus on liquidity, leverage, cash flow and margins which align with our resource allocation framework and the various methodologies used by the major credit rating agencies.

Operating & Execution Model used to assess operational commitments and strategic growth initiatives — Capital expenditures were $2.794 billion during 2025, compared to $1.988 billion in 2024. We expect MP&E’s capital expenditures in 2026 to be about $3.5 billion. We made $381 million of contributions to our pension and OPEB plans during 2025. In comparison, we made $271 million of contributions to our pension and OPEB plans in 2024. We expect to make approximately $360 million of contributions to our pension and OPEB plans in 2026.

We intend to utilize our liquidity and debt capacity to fund initiatives targeted to drive long term profitable growth focused on our three strategic growth pillars. Our strategic growth pillars are commercial excellence, advanced technology leadership and transforming how we work. These pillars work together to drive sustainable growth, innovation and operational efficiency for Caterpillar and our customers.

On February 3, 2026, the Federal Court of Australia approved Caterpillar's acquisition of RPMGlobal Holdings Limited, an Australian based software company. The transaction is expected to close in the final two weeks of February with a purchase price of approximately $790 million, excluding cash acquired. RPMGlobal is a leading provider of mining software solutions with deep domain expertise in mining technology enablement and data-driven software solutions at every stage of the mining lifecycle.

Return to shareholders — Our goal is to return substantially all MP&E free cash flow to shareholders over time in the form of dividends and share repurchases, while maintaining our mid-A rating.

MP&E free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define MP&E free cash flow as cash from MP&E operations less capital expenditures, excluding discretionary pension and other postretirement benefit plan contributions.

Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company's liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In December 2025, the Board of Directors approved maintaining our quarterly dividend representing $1.51 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.749 billion in 2025.

Our share repurchase plans are subject to the company’s resource allocation framework and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company's liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In May 2022, the Board approved a share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022 with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In 2025, we repurchased $5.190 billion of Caterpillar common stock. As of December 31, 2025, the 2022 Authorization was fully utilized and $14.937 billion remained under the 2024 Authorization. Caterpillar's basic shares outstanding as of December 31, 2025 were approximately 465 million.

Financial Products

Net cash provided by operating activities was $1.074 billion in 2025, compared with $1.445 billion in 2024. Net cash used for investing activities was $3.870 billion in 2025, compared with $2.787 billion used in 2024. The change was primarily due to portfolio-related activity. Net cash provided by financing activities was $2.705 billion in 2025, compared with $1.206 billion in 2024. The change was primarily due to increased intercompany borrowings from MP&E and external borrowings.

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

At December 31, 2025, the aggregate residual value of equipment on operating leases was $1.57 billion. Without consideration of other factors such as third-party residual guarantees or contractual customer purchase options, a 10 percent non-temporary decrease in the market value of our equipment subject to operating leases would reduce residual value estimates and result in the recognition of approximately $65 million of additional annual depreciation expense.

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

The Company completed its annual goodwill impairment tests in the fourth quarter of 2025. Based on those tests, the fair value of each reporting unit was substantially above its respective carrying value, including goodwill, resulting in no impairment charges. Caterpillar's market capitalization has remained significantly above the net book value of the Company.

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

Product liability and insurance loss reserve — We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates, and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels. The amount of these reserves totaled $1.6 billion and $1.5 billion at December 31, 2025 and 2024, respectively. The majority of the balance in both 2025 and 2024 consisted of unearned insurance premiums.

Postretirement benefits — We sponsor defined benefit pension plans and/or other postretirement benefit plans (retirement healthcare and life insurance) to employees in many of our locations throughout the world. There are assumptions used in the accounting for these defined benefit plans that include discount rate, expected return on plan assets, expected rate of compensation increase, the future health care cost trend rate, mortality and other economic and demographic assumptions. The actuarial assumptions we use may change or differ significantly from actual results, which may result in a material impact to our consolidated financial statements.

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

Primary actuarial assumptions were determined as follows:

•The discount rate is used to discount the future benefit obligations back to today’s dollars. The U.S. discount rate is based on a benefit cash flow-matching approach and represents the rate at which our benefit obligations could effectively be settled as of our measurement date, December 31. The benefit cash flow-matching approach involves analyzing Caterpillar’s projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds available on the measurement date. We use a similar approach to determine the assumed discount rate for our most significant non-U.S. plans. In estimating the service and interest cost components of net periodic benefit cost, we utilize a full yield curve approach in determining a discount rate. This approach applies the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Discount rates are sensitive to changes in interest rates.

•The expected rate of return on plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the allocation of our plan assets. This rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in our allocation of plan assets would also impact this rate. For example, a shift to more fixed income securities would lower the rate. The expected return on plan assets is based on asset allocations as of our measurement date, December 31.

•We use the expected rate of compensation increase to develop benefit obligations using projected pay at retirement. It represents average long-term salary increases. This rate is influenced by our long-term compensation policies.

•The assumed health care cost trend rate represents the rate at which costs are assumed to increase and is based on historical and expected experience. Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate.

•We use the mortality assumption to estimate the life expectancy of plan participants.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

The effects of a one percentage-point change in certain actuarial assumptions on 2025 pension and OPEB costs and obligations are as follows:

	2025 Benefit Cost Increase (Decrease)		Year-end Benefit Obligation Increase (Decrease)
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
U.S. Pension Benefits: [1]
Discount rate	$50	$(62)	$(978)	$1,144
Expected return on plan assets	(114)	114	—	—
Non-U.S. Pension Benefits:
Discount rate	7	(10)	(314)	384
Expected rate of compensation increase	4	(4)	34	(29)
Expected return on plan assets	(33)	33	—	—
Other Postretirement Benefits:
Discount rate	4	(5)	(168)	195
Expected rate of compensation increase	—	—	1	(1)
Expected return on plan assets	(1)	1	—	—

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly the expected rate of compensation increase assumption is no longer applicable.

Actuarial Assumptions

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.3%	5.6%	5.0%	4.3%	4.1%	3.9%	5.3%	5.6%	5.1%
Expected rate of compensation increase [1]	—%	—%	—%	2.2%	2.2%	2.3%	4.0%	4.0%	4.0%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	3.2%	3.6%	3.8%	5.7%	5.1%	5.4%
Discount rate used to measure interest cost	5.3%	5.0%	5.2%	3.9%	3.9%	4.2%	5.3%	5.0%	5.3%
Expected rate of return on plan assets	6.3%	5.7%	5.8%	5.2%	5.1%	5.2%	6.1%	7.4%	7.4%
Expected rate of compensation increase [1]	—%	—%	—%	2.2%	2.3%	2.3%	4.0%	4.0%	4.0%

Health care cost trend rates at year-end:
Health care cost trend rate for next year							6.7%	6.0%	6.2%
Rate that the cost trend rate gradually declines to							4.7%	4.7%	4.7%
Year that the cost trend rate reaches ultimate rate							2037	2030	2030

[1] Effective December 31, 2019, all U.S. pension benefits were frozen, and accordingly this assumption is no longer applicable.

See Note 12 — “Postemployment benefit plans” of Part II, Item 8 “Financial Statement and Supplemental Data” for further information regarding the accounting for postretirement benefits.

Post-sale discount reserve — We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. The amount of accrued post-sale discounts was $2.5 billion and $2.2 billion at December 31, 2025 and 2024, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. We adjust the reserve if discounts paid differ from those estimated. Historically, those adjustments have not been material.

Allowance for credit losses — The allowance for credit losses is management’s estimate of expected losses over the life of our finance receivables portfolio calculated using loss forecast models that take into consideration historical credit loss experience, current economic conditions and forecasts and scenarios that capture country and industry-specific economic factors. In addition, we consider qualitative factors not able to be fully captured in our loss forecast models, including borrower-specific and company-specific factors. These qualitative factors are subjective and require a degree of management judgment.

We measure the allowance for credit losses on a collective (pool) basis when similar risk characteristics exist and on an individual basis when we determine that similar risk characteristics do not exist. We identify finance receivables for individual evaluation based on past due status and information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate. The allowance for credit losses attributable to finance receivables that are individually evaluated is primarily based on the fair value of the collateral for collateral-dependent receivables.  In determining collateral value, we estimate the current fair market value of the collateral less selling costs. We also consider credit enhancements such as additional collateral and contractual third-party guarantees.

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

The table below summarizes the amounts of net periodic benefit cost recognized for 2025, 2024 and 2023, respectively, and includes expected cost for 2026.

(Millions of dollars)	2026 Expected		2025	2024	2023
U.S. Pension Benefits	$(160)		$(108)	$(74)	$(33)
Non-U.S. Pension Benefits	(5)		(3)	(4)	2
Other Postretirement Benefits	150		174	177	188
Mark-to-market loss (gain)	—	[1]	(294)	(154)	(97)
Total net periodic benefit cost (benefit)	$(15)		$(231)	$(55)	$60

1 Expected net periodic benefit cost (benefit) does not include an estimate for mark-to-market gains or losses.

•Expected decrease in expense in 2026 compared to 2025 — Excluding the impact of mark-to-market gains and losses, our net periodic benefit cost is expected to decrease $78 million in 2026. This expected decrease is primarily due to lower interest cost in 2026 as a result of lower discount rates at the end of 2025.
•Decrease in expense in 2025 compared to 2024 — Primarily due to higher mark-to-market gains in 2025 compared to 2024, higher expected return on plan assets in 2025 and lower interest cost in 2025 as a result of higher discount rates at the end of 2024 creating a lower obligation base.
•Decrease in expense in 2024 compared to 2023 — Primarily due to higher mark-to-market gains in 2024 compared to 2023, lower interest cost in 2024 as a result of lower discount rates at year-end 2023 and a higher expected return on plan assets due to a higher asset base at year-end 2023 compared to year-end 2022.
The primary factors that resulted in mark-to-market losses (gains) for 2025, 2024 and 2023 are described below. We include the net mark-to-market losses (gains) in Other income (expense) in the Results of Operations.

•2025 net mark-to-market gain of $294 million — Primarily due to a higher actual return on plan assets compared to the expected return on plan assets (U.S. pension plans had an actual rate of return of 10.1 percent compared to an expected rate of return of 6.3 percent) and changes to certain demographic assumptions related to our U.S. other postretirement benefit plans. This was partially offset by lower discount rates at the end of 2025 compared to the end of 2024.
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

SENSITIVITY

Foreign Exchange Rate Sensitivity

MP&E operations use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. Based on the anticipated and firmly committed cash inflow and outflow for our MP&E operations for the next 12 months and the foreign currency derivative instruments in place at year-end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2026 cash flow for our MP&E operations by approximately $135 million. Last year, similar assumptions and calculations yielded a potential $77 million adverse impact on 2025 cash flow.  We determine our net exposures by calculating the difference in cash inflow and outflow by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

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

Interest Rate Sensitivity

For our MP&E operations, we have the option to use interest rate contracts to lower the cost of borrowed funds by attaching fixed-to-floating interest rate contracts to fixed-rate debt, and by entering into forward rate agreements on future debt issuances.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have a minimal impact to the 2026 pre-tax earnings of MP&E. Last year, similar assumptions and calculations yielded a minimal impact to 2025 pre-tax earnings.

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

In order to properly manage sensitivity to changes in interest rates, Financial Products measures the potential impact of different interest rate assumptions on pre-tax earnings. All on-balance sheet positions, including derivative financial instruments, are included in the analysis. The primary assumptions included in the analysis are that there are no new fixed rate assets or liabilities, the proportion of fixed rate debt to fixed rate assets remains unchanged and the level of floating rate assets and debt remain constant. An analysis of the December 31, 2025 balance sheet, using these assumptions, estimates the impact of a 100 basis point immediate and sustained adverse change in interest rates to have a minimal impact on 2026 pre-tax earnings.  Last year, similar assumptions and calculations yielded a minimal impact to 2025 pre-tax earnings.

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

We believe it is important to separately quantify the profit impact of four significant items in order for our results to be meaningful to our readers. These items consist of (i) other restructuring income/costs, (ii) pension and OPEB mark-to-market gains/losses resulting from plan remeasurements, (iii) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024 and (iv) a discrete tax benefit for a tax law change related to currency translation in 2024. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing our period-over-period results.

Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Twelve Months Ended December 31, 2025 - U.S. GAAP	$11,151	16.5%	$11,541	$2,768	$8,884	$18.81
Other restructuring (income) costs	444	0.7%	445	102	346	0.73
Pension/OPEB mark-to-market (gains) losses	—	—%	(294)	(68)	(226)	(0.48)
Twelve Months Ended December 31, 2025 - Adjusted	$11,595	17.2%	$11,692	$2,802	$9,004	$19.06

Twelve Months Ended December 31, 2024 - U.S. GAAP	$13,072	20.2%	$13,373	$2,629	$10,792	$22.05
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	0.2%	164	54	110	0.22
Other restructuring (income) costs	195	0.3%	195	46	149	0.32
Pension/OPEB mark-to-market (gains) losses	—	—%	(154)	(43)	(111)	(0.23)
Tax law change related to currency translation	—	—%	—	224	(224)	(0.46)
Twelve Months Ended December 31, 2024 - Adjusted	$13,431	20.7%	$13,578	$2,910	$10,716	$21.90

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) pension and OPEB mark-to-market gains/losses resulting from plan remeasurements, (ii) the impact of changes in estimates related to prior years, (iii) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, (iv) a discrete tax benefit for a tax law change related to currency translation in 2024 and (v) restructuring income/costs related to the divestitures of certain non-U.S. entities in 2024. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.

A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Twelve Months Ended December 31, 2025 - U.S. GAAP	$11,541	$2,768	24.0%
Pension/OPEB mark-to-market (gains) losses	(294)	(68)
Changes in estimates related to prior years	—	(41)
Excess stock-based compensation	—	50
Annual effective tax rate, excluding discrete items	$11,247	$2,709	24.1%
Other restructuring (income) costs	445	102
Changes in estimates related to prior years	—	41
Excess stock-based compensation	—	(50)
Twelve Months Ended December 31, 2025 - Adjusted	$11,692	$2,802

Twelve Months Ended December 31, 2024 - U.S. GAAP	$13,373	$2,629	19.7%
Restructuring (income) costs - divestitures of certain non-U.S. entities	164	54
Pension/OPEB mark-to-market (gains) losses	(154)	(43)
Tax law change related to currency translation	—	224
Change in estimates related to prior years	—	47
Excess stock-based compensation	—	57
Annual effective tax rate, excluding discrete items	$13,383	$2,968	22.2%
Other restructuring (income) costs	195	46
Changes in estimates related to prior years	—	(47)
Excess stock-based compensation	—	(57)
Twelve Months Ended December 31, 2024 - Adjusted	$13,578	$2,910

In addition, we provide a calculation of MP&E free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.
Reconciliations of MP&E free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

Millions of dollars	Twelve Months Ended December 31,
	2025	2024
MP&E net cash provided by operating activities [1]	$12,278	$11,437
MP&E capital expenditures	(2,794)	(1,988)
MP&E free cash flow	$9,484	$9,449
[1] See reconciliation of MP&E net cash provided by operating activities to consolidated net cash provided by operating activities on page 53.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. We have grouped the data as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Power & Energy – We define MP&E as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries, excluding Financial Products. MP&E's information relates to the design, manufacturing and marketing of our products.

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

Consolidating Adjustments – Eliminations of transactions between MP&E and Financial Products.

The nature of the MP&E and Financial Products businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We believe this presentation will assist readers in understanding our business.

Pages 51 to 53 reconcile MP&E and Financial Products to Caterpillar Inc. consolidated financial information.

Supplemental Data for Results of Operations
For The Years Ended December 31,
				Supplemental consolidating data
	Consolidated			Machinery, Power & Energy			Financial Products			Consolidating Adjustments
(Millions of dollars)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025		2024		2023
Sales and revenues:
Sales of Machinery, Power & Energy	$63,980	$61,363	$63,869	$63,980	$61,363	$63,869	$—	$—	$—	$—		$—		$—
Revenues of Financial Products	3,609	3,446	3,191	—	—	—	4,382	4,212	3,927	(773)	1	(766)	1	(736)	1
Total sales and revenues	67,589	64,809	67,060	63,980	61,363	63,869	4,382	4,212	3,927	(773)		(766)		(736)

Operating costs:
Cost of goods sold	44,752	40,199	42,767	44,761	40,206	42,776	—	—	—	(9)	2	(7)	2	(9)	2
Selling, general and administrative expenses	6,985	6,667	6,371	6,183	5,881	5,696	842	786	704	(40)	2	—		(29)	2
Research and development expenses	2,148	2,107	2,108	2,148	2,107	2,108	—	—	—	—		—		—
Interest expense of Financial Products	1,359	1,286	1,030	—	—	—	1,389	1,286	1,032	(30)	2	—		(2)	2
Other operating (income) expenses	1,194	1,478	1,818	4	71	630	1,287	1,535	1,268	(97)	2	(128)	2	(80)	2
Total operating costs	56,438	51,737	54,094	53,096	48,265	51,210	3,518	3,607	3,004	(176)		(135)		(120)
Operating profit	11,151	13,072	12,966	10,884	13,098	12,659	864	605	923	(597)		(631)		(616)
Interest expense excluding Financial Products	502	512	511	516	518	511	—	—	—	(14)	3	(6)	3	—
Other income (expense)	892	813	595	685	728	340	113	85	(16)	94	4	—		271	4

Consolidated profit before taxes	11,541	13,373	13,050	11,053	13,308	12,488	977	690	907	(489)		(625)		(345)
Provision (benefit) for income taxes	2,768	2,629	2,781	2,525	2,663	2,560	243	(34)	221	—		—		—
Profit of consolidated companies	8,773	10,744	10,269	8,528	10,645	9,928	734	724	686	(489)		(625)		(345)
Equity in profit (loss) of unconsolidated affiliated companies	109	44	63	109	44	67	—	—	—	—		—		(4)	5

Profit of consolidated and affiliated companies	8,882	10,788	10,332	8,637	10,689	9,995	734	724	686	(489)		(625)		(349)

Less: Profit (loss) attributable to noncontrolling interests	(2)	(4)	(3)	(3)	(5)	(4)	1	1	5	—		—		(4)	6

Profit [7]	$8,884	$10,792	$10,335	$8,640	$10,694	$9,999	$733	$723	$681	$(489)		$(625)		$(345)

1Elimination of Financial Products' revenues earned from MP&E.
2Elimination of net expenses recorded between MP&E and Financial Products.
3Elimination of interest expense recorded between Financial Products and MP&E.
4Elimination of discount recorded by MP&E on receivables sold to Financial Products and of interest earned between MP&E and Financial Products as well as dividends paid by Financial Products to MP&E.
5Elimination of equity profit (loss) earned from Financial Products’ subsidiaries partially owned by MP&E subsidiaries.
6Elimination of noncontrolling interest profit (loss) recorded by Financial Products for subsidiaries partially owned by MP&E subsidiaries.
7Profit attributable to common shareholders.

Supplemental Data for Financial Position
At December 31,			Supplemental consolidating data
	Consolidated		Machinery, Power & Energy		Financial Products		Consolidating Adjustments
(Millions of dollars)	2025	2024	2025	2024	2025	2024	2025		2024
Assets
Current assets:
Cash and cash equivalents	$9,980	$6,889	$9,333	$6,165	$647	$724	$—		$—
Receivables - trade and other	10,920	9,282	3,883	3,463	657	688	6,380	1,2	5,131	1,2
Receivables - finance	10,649	9,565	—	—	17,325	14,957	(6,676)	2	(5,392)	2
Prepaid expenses and other current assets	2,801	3,119	2,448	2,872	441	401	(88)	3	(154)	3
Inventories	18,135	16,827	18,135	16,827	—	—	—		—
Total current assets	52,485	45,682	33,799	29,327	19,070	16,770	(384)		(415)

Property, plant and equipment - net	15,140	13,361	10,985	9,531	4,106	3,830	49	4	—
Long-term receivables - trade and other	2,142	1,225	1,982	500	163	86	(3)	1,2	639	1,2
Long-term receivables - finance	14,272	13,242	—	—	15,538	14,048	(1,266)	2	(806)	2
Noncurrent deferred and refundable income taxes	2,882	3,312	3,208	3,594	133	118	(459)	5	(400)	5
Intangible assets	241	399	241	399	—	—	—		—
Goodwill	5,321	5,241	5,321	5,241	—	—	—		—
Other assets	6,102	5,302	4,525	4,050	2,651	2,277	(1,074)	6	(1,025)	6
Total assets	$98,585	$87,764	$60,061	$52,642	$41,661	$37,129	$(3,137)		$(2,007)

Liabilities
Current liabilities:
Short-term borrowings	$5,514	$4,393	$—	$—	$5,514	$4,393	$—		$—
Accounts payable	8,968	7,675	8,988	7,619	268	331	(288)	7,8	(275)	7,8
Accrued expenses	5,587	5,243	4,877	4,589	710	654	—		—
Accrued wages, salaries and employee benefits	2,554	2,391	2,494	2,335	60	56	—		—
Customer advances	3,314	2,322	3,311	2,305	3	3	—		14	8
Dividends payable	703	674	703	674	—	—	—		—
Other current liabilities	2,798	2,909	2,259	2,388	645	696	(106)	5,9	(175)	5,9
Long-term debt due within one year	7,120	6,665	35	46	7,085	6,619	—		—
Total current liabilities	36,558	32,272	22,667	19,956	14,285	12,752	(394)		(436)

Long-term debt due after one year	30,696	27,351	10,955	8,731	21,018	18,787	(1,277)	10	(167)	10
Liability for postemployment benefits	3,838	3,757	3,837	3,757	1	—	—		—
Other liabilities	6,175	4,890	5,162	3,977	1,516	1,344	(503)	5	(431)	5
Total liabilities	77,267	68,270	42,621	36,421	36,820	32,883	(2,174)		(1,034)
Commitments and contingencies
Shareholders’ equity
Common stock	7,181	6,941	7,181	6,941	905	905	(905)	11	(905)	11
Treasury stock	(49,539)	(44,331)	(49,539)	(44,331)	—	—	—		—
Profit employed in the business	65,448	59,352	60,639	54,787	4,799	4,555	10	11	10	11
Accumulated other comprehensive income (loss)	(1,772)	(2,471)	(843)	(1,182)	(929)	(1,289)	—		—
Noncontrolling interests	—	3	2	6	66	75	(68)	11	(78)	11
Total shareholders’ equity	21,318	19,494	17,440	16,221	4,841	4,246	(963)		(973)
Total liabilities and shareholders’ equity	$98,585	$87,764	$60,061	$52,642	$41,661	$37,129	$(3,137)		$(2,007)

1Elimination of receivables between MP&E and Financial Products.
2Reclassification of MP&E’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3Elimination of MP&E's insurance premiums that are prepaid to Financial Products.
4Reclassification of Financial Products’ other assets to property, plant and equipment.
5Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
6Elimination of other intercompany assets and liabilities between MP&E and Financial Products.
7Elimination of payables between MP&E and Financial Products.
8Reclassification of Financial Products’ payables to customer advances.
9Elimination of prepaid insurance in Financial Products’ other liabilities.
10Elimination of debt between MP&E and Financial Products.
11Eliminations associated with MP&E’s investments in Financial Products’ subsidiaries.

Supplemental Data for Cash Flow
For the Years Ended December 31,			Supplemental consolidating data
	Consolidated		Machinery, Power & Energy		Financial Products		Consolidating Adjustments
(Millions of dollars)	2025	2024	2025	2024	2025	2024	2025		2024
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$8,882	$10,788	$8,637	$10,689	$734	$724	$(489)	[1,5]	$(625)	[1,5]
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	2,262	2,153	1,497	1,368	765	785	—		—
Actuarial (gain) loss on pension and postretirement benefits	(294)	(154)	(294)	(154)	—	—	—		—
Provision (benefit) for deferred income taxes	465	(621)	395	(327)	70	(294)	—		—
(Gain) loss on divestiture	30	164	30	(46)	—	210	—		—
Other	742	564	658	355	(513)	(388)	597	[2]	597	[2]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(2,138)	(160)	(503)	413	63	207	(1,698)	[2,3]	(780)	[2,3]
Inventories	(1,477)	(414)	(1,473)	(400)	—	—	(4)	[2]	(14)	[2]
Accounts payable	1,179	(282)	1,217	(200)	(11)	(41)	(27)	[2]	(41)	[2]
Accrued expenses	438	191	486	78	(48)	113	—		—
Accrued wages, salaries and employee benefits	187	(363)	185	(358)	2	(5)	—		—
Customer advances	1,933	370	1,933	369	—	1	—		—
Other assets - net	(176)	(97)	(48)	(188)	(28)	48	(100)	[2]	43	[2]
Other liabilities - net	(294)	(104)	(442)	(162)	40	85	108	[2]	(27)	[2]
Net cash provided by (used for) operating activities	11,739	12,035	12,278	11,437	1,074	1,445	(1,613)		(847)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(2,821)	(1,988)	(2,758)	(1,952)	(94)	(41)	31	[2]	5	[2]
Expenditures for equipment leased to others	(1,465)	(1,227)	(36)	(36)	(1,438)	(1,211)	9	[2]	20	[2]
Proceeds from disposals of leased assets and property, plant and equipment	708	722	79	35	665	698	(36)	[2]	(11)	[2]
Additions to finance receivables	(15,329)	(15,409)	—	—	(18,058)	(16,845)	2,729	[3]	1,436	[3]
Collections of finance receivables	13,515	13,608	—	—	15,664	14,707	(2,149)	[3]	(1,099)	[3]
Net intercompany purchased receivables	—	—	—	—	(529)	129	529	[3]	(129)	[3]
Proceeds from sale of finance receivables	71	83	—	—	71	83	—		—
Additions to intercompany receivables (original maturities greater than three months)	—	—	(1,000)	—	—	—	1,000	[4]	—
Collections of intercompany receivables (original maturities greater than three months)	—	—	—	—	80	—	(80)	[4]	—
Net intercompany borrowings	—	—	—	—	—	21	—		(21)	[4]
Investments and acquisitions (net of cash acquired)	(47)	(34)	(47)	(34)	—	—	—		—
Proceeds from sale of businesses and investments (net of cash sold)	22	(61)	22	92	—	(153)	—		—
Proceeds from maturities and sale of securities	2,494	3,155	1,541	2,795	953	360	—		—
Investments in securities	(1,930)	(1,495)	(797)	(909)	(1,133)	(586)	—		—
Other - net	75	193	126	142	(51)	51	—		—
Net cash provided by (used for) investing activities	(4,707)	(2,453)	(2,870)	133	(3,870)	(2,787)	2,033		201

Cash flow from financing activities:
Dividends paid	(2,749)	(2,646)	(2,749)	(2,646)	(500)	(625)	500	[5]	625	[5]
Common stock issued, and other stock compensation transactions, net	(16)	20	(16)	20	—	—	—		—
Payments to purchase common stock	(5,190)	(7,697)	(5,190)	(7,697)	—	—	—		—
Excise tax paid on purchases of common stock	(73)	(40)	(73)	(40)	—	—	—		—
Proceeds from intercompany borrowings (original maturities greater than three months)	—	—	—	—	1,000	—	(1,000)	[4]	—
Payments on intercompany borrowings (original maturities greater than three months)	—	—	(80)	—	—	—	80	[4]	—
Net intercompany borrowings	—	—	—	(21)	—	—	—		21	[4]
Proceeds from debt issued (original maturities greater than three months)	11,105	10,283	1,976	—	9,129	10,283	—		—
Payments on debt (original maturities greater than three months)	(8,081)	(9,316)	(51)	(1,032)	(8,030)	(8,284)	—		—
Short-term borrowings - net (original maturities three months or less)	1,106	(168)	—	—	1,106	(168)	—		—
Other - net	(1)	(1)	(1)	(1)	—	—	—		—
Net cash provided by (used for) financing activities	(3,899)	(9,565)	(6,184)	(11,417)	2,705	1,206	(420)		646
Effect of exchange rate changes on cash	(43)	(106)	(58)	(94)	15	(12)	—		—
Increase (decrease) in cash, cash equivalents and restricted cash	3,090	(89)	3,166	59	(76)	(148)	—		—
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,985	6,170	6,111	726	874	—		—
Cash, cash equivalents and restricted cash at end of period	$9,986	$6,896	$9,336	$6,170	$650	$726	$—		$—

1Elimination of equity profit earned from Financial Products’ subsidiaries partially owned by MP&E subsidiaries.
2Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
3Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
4Elimination of proceeds and payments to/from MP&E and Financial Products.
5Elimination of dividend activity between Financial Products and MP&E.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2025, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on pages 56-57.

/s/ Joseph E. Creed
Joseph E. Creed
Chief Executive Officer

/s/ Andrew R.J. Bonfield
Andrew R.J. Bonfield
Chief Financial Officer

February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Caterpillar Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial position of Caterpillar Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of results of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flow for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Warranty Liability

As described in Notes 2 and 21 to the consolidated financial statements, the Company’s product warranty liability as of December 31, 2025 was $1,626 million. At the time the Company recognizes a sale, management records estimated future warranty costs. Management determines the product warranty liability by applying historical claim rate experience to the current field population and dealer inventory. Generally, management bases historical claim rates on actual warranty experience for each product by machine model/engine size by customer or dealer location (inside or outside North America). Management develops specific rates for each product shipment month and updates them monthly based on actual warranty claim experience.
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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 13, 2026

We have served as the Company’s auditor since 1925.

STATEMENT 1	Caterpillar Inc.
Consolidated Results of Operations for the Years Ended December 31,
(Dollars in millions except per share data)
	2025	2024	2023
Sales and revenues:
Sales of Machinery, Power & Energy	$63,980	$61,363	$63,869
Revenues of Financial Products	3,609	3,446	3,191
Total sales and revenues	67,589	64,809	67,060

Operating costs:
Cost of goods sold	44,752	40,199	42,767
Selling, general and administrative expenses	6,985	6,667	6,371
Research and development expenses	2,148	2,107	2,108
Interest expense of Financial Products	1,359	1,286	1,030
Other operating (income) expenses	1,194	1,478	1,818
Total operating costs	56,438	51,737	54,094

Operating profit	11,151	13,072	12,966

Interest expense excluding Financial Products	502	512	511
Other income (expense)	892	813	595

Consolidated profit before taxes	11,541	13,373	13,050

Provision (benefit) for income taxes	2,768	2,629	2,781
Profit of consolidated companies	8,773	10,744	10,269

Equity in profit (loss) of unconsolidated affiliated companies	109	44	63

Profit of consolidated and affiliated companies	8,882	10,788	10,332

Less: Profit (loss) attributable to noncontrolling interests	(2)	(4)	(3)

Profit [1]	$8,884	$10,792	$10,335

Profit per common share	$18.90	$22.17	$20.24
Profit per common share — diluted [2]	$18.81	$22.05	$20.12

Weighted-average common shares outstanding (millions)
- Basic	470.0	486.7	510.6
- Diluted [2]	472.3	489.4	513.6

1    Profit attributable to common shareholders.
2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 2		Caterpillar Inc.
Consolidated Comprehensive Income (Loss) for the Years Ended December 31,
(Millions of dollars)
	2025	2024	2023

Profit (loss) of consolidated and affiliated companies	$8,882	$10,788	$10,332
Other comprehensive income (loss), net of tax (Note 17):
Foreign currency translation:	557	(528)	546
Pension and other postretirement benefits:	(9)	(12)	(10)
Derivative financial instruments:	85	(113)	39
Available-for-sale securities:	66	2	62

Total other comprehensive income (loss), net of tax	699	(651)	637
Comprehensive income (loss)	9,581	10,137	10,969
Less: comprehensive income (loss) attributable to the noncontrolling interests	(2)	(4)	(3)
Comprehensive income (loss) attributable to shareholders	$9,583	$10,141	$10,972

See accompanying notes to Consolidated Financial Statements.

STATEMENT 3	Caterpillar Inc.
Consolidated Financial Position at December 31,
(Dollars in millions)
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,980	$6,889
Receivables – trade and other	10,920	9,282
Receivables – finance	10,649	9,565
Prepaid expenses and other current assets	2,801	3,119
Inventories	18,135	16,827
Total current assets	52,485	45,682

Property, plant and equipment – net	15,140	13,361
Long-term receivables – trade and other	2,142	1,225
Long-term receivables – finance	14,272	13,242
Noncurrent deferred and refundable income taxes	2,882	3,312
Intangible assets	241	399
Goodwill	5,321	5,241
Other assets	6,102	5,302
Total assets	$98,585	$87,764

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$5,514	$4,393
Accounts payable	8,968	7,675
Accrued expenses	5,587	5,243
Accrued wages, salaries and employee benefits	2,554	2,391
Customer advances	3,314	2,322
Dividends payable	703	674
Other current liabilities	2,798	2,909
Long-term debt due within one year:
Machinery, Power & Energy	35	46
Financial Products	7,085	6,619
Total current liabilities	36,558	32,272
Long-term debt due after one year:
Machinery, Power & Energy	10,678	8,564
Financial Products	20,018	18,787
Liability for postemployment benefits	3,838	3,757
Other liabilities	6,175	4,890
Total liabilities	77,267	68,270
Commitments and contingencies (Notes 21 and 22)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (2025 and 2024 – 814,894,624 shares) at paid-in amount	7,181	6,941
Treasury stock: (2025 - 349,607,292 shares; and 2024 - 336,962,600 shares) at cost	(49,539)	(44,331)
Profit employed in the business	65,448	59,352
Accumulated other comprehensive income (loss)	(1,772)	(2,471)
Noncontrolling interests	—	3
Total shareholders’ equity	21,318	19,494
Total liabilities and shareholders’ equity	$98,585	$87,764

See accompanying notes to Consolidated Financial Statements.

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2022	$6,560	$(31,748)	$43,514	$(2,457)	$22	$15,891
Profit (loss) of consolidated and affiliated companies	—	—	10,335	—	(3)	10,332
Foreign currency translation, net of tax	—	—	—	546	—	546
Pension and other postretirement benefits, net of tax	—	—	—	(10)	—	(10)
Derivative financial instruments, net of tax	—	—	—	39	—	39
Available-for-sale securities, net of tax	—	—	—	62	—	62
Change in ownership from noncontrolling interests	—	—	—	—	(7)	(7)
Dividends declared	—	—	(2,599)	—	—	(2,599)
Common shares issued from treasury stock for stock-based compensation: 2,497,799	(112)	124	—	—	—	12
Stock-based compensation expense	208	—	—	—	—	208
Common shares repurchased: 19,466,020	—	(4,675)	—	—	—	(4,675)
Outstanding authorized accelerated share repurchase	(300)	—	—	—	—	(300)
Other	47	(40)	—	—	(3)	4
Balance at December 31, 2023	$6,403	$(36,339)	$51,250	$(1,820)	$9	$19,503
Profit (loss) of consolidated and affiliated companies	—	—	10,792	—	(4)	10,788
Foreign currency translation, net of tax	—	—	—	(528)	—	(528)
Pension and other postretirement benefits, net of tax	—	—	—	(12)	—	(12)
Derivative financial instruments, net of tax	—	—	—	(113)	—	(113)
Available-for-sale securities, net of tax	—	—	—	2	—	2
Dividends declared	—	—	(2,690)	—	—	(2,690)
Common shares issued from treasury stock for stock-based compensation: 1,972,037	(58)	78	—	—	—	20
Stock-based compensation expense	223	—	—	—	—	223
Common shares repurchased: 23,417,282	—	(7,997)	—	—	—	(7,997)
Settlement of outstanding authorized accelerated share repurchase	300	—	—	—	—	300
Other	73	(73)	—	—	(2)	(2)
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494

(Continued)

STATEMENT 4		Caterpillar Inc.
Changes in Consolidated Shareholders’ Equity for the Years Ended December 31
(Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	8,884	—	(2)	8,882
Foreign currency translation, net of tax	—	—	—	557	—	557
Pension and other postretirement benefits, net of tax	—	—	—	(9)	—	(9)
Derivative financial instruments, net of tax	—	—	—	85	—	85
Available-for-sale securities, net of tax	—	—	—	66	—	66
Dividends declared [1]	—	—	(2,788)	—	—	(2,788)
Common shares issued from treasury stock for stock-based compensation: 1,433,723	(47)	31	—	—	—	(16)
Stock-based compensation expense	242	—	—	—	—	242
Common shares repurchased: 14,078,415 [2]	—	(5,190)	—	—	—	(5,190)
Other	45	(49)	—	—	(1)	(5)
Balance at December 31, 2025	$7,181	$(49,539)	$65,448	$(1,772)	$—	$21,318

1Dividends per share of common stock of $5.94, $5.53 and $5.10 were declared in the years ended December 31, 2025, 2024 and 2023, respectively.
2See Note 16 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

STATEMENT 5		Caterpillar Inc.
Consolidated Statement of Cash Flow for the Years Ended December 31,
(Millions of dollars)
	2025	2024	2023
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$8,882	$10,788	$10,332
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	2,262	2,153	2,144
Actuarial (gain) loss on pension and postretirement benefits	(294)	(154)	(97)
Provision (benefit) for deferred income taxes	465	(621)	(592)
(Gain) loss on divestiture	30	164	572
Other	742	564	375
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(2,138)	(160)	(437)
Inventories	(1,477)	(414)	(364)
Accounts payable	1,179	(282)	(754)
Accrued expenses	438	191	796
Accrued wages, salaries and employee benefits	187	(363)	486
Customer advances	1,933	370	80
Other assets – net	(176)	(97)	(95)
Other liabilities – net	(294)	(104)	439
Net cash provided by (used for) operating activities	11,739	12,035	12,885

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(2,821)	(1,988)	(1,597)
Expenditures for equipment leased to others	(1,465)	(1,227)	(1,495)
Proceeds from disposals of leased assets and property, plant and equipment	708	722	781
Additions to finance receivables	(15,329)	(15,409)	(15,161)
Collections of finance receivables	13,515	13,608	14,034
Proceeds from sale of finance receivables	71	83	63
Investments and acquisitions (net of cash acquired)	(47)	(34)	(75)
Proceeds from sale of businesses and investments (net of cash sold)	22	(61)	(4)
Proceeds from maturities and sale of securities	2,494	3,155	1,891
Investments in securities	(1,930)	(1,495)	(4,405)
Other – net	75	193	97
Net cash provided by (used for) investing activities	(4,707)	(2,453)	(5,871)

Cash flow from financing activities:
Dividends paid	(2,749)	(2,646)	(2,563)
Common stock issued, and other stock compensation transactions, net	(16)	20	12
Payments to purchase common stock	(5,190)	(7,697)	(4,975)
Excise tax paid on purchases of common stock	(73)	(40)	—
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Power & Energy	1,976	—	—
- Financial Products	9,129	10,283	8,257
Payments on debt (original maturities greater than three months):
- Machinery, Power & Energy	(51)	(1,032)	(106)
- Financial Products	(8,030)	(8,284)	(6,212)
Short-term borrowings – net (original maturities three months or less)	1,106	(168)	(1,345)
Other – net	(1)	(1)	—
Net cash provided by (used for) financing activities	(3,899)	(9,565)	(6,932)
Effect of exchange rate changes on cash	(43)	(106)	(110)
Increase (decrease) in cash, cash equivalents and restricted cash	3,090	(89)	(28)
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,985	7,013
Cash, cash equivalents and restricted cash at end of period	$9,986	$6,896	$6,985
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Operations and summary of significant accounting policies

A. Nature of operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Power & Energy (MP&E) – We define MP&E as Caterpillar Inc. and its subsidiaries, excluding Financial Products. MP&E's information relates to the design, manufacturing and marketing of our products.

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

We conduct operations in our MP&E line of business under highly competitive conditions, including intense price competition. We place great emphasis on the high quality and performance of our products and our dealers’ service support. Although no one competitor is believed to produce all of the same types of equipment that we do, there are numerous companies, large and small, which compete with us in the sale of each of our products.

We distribute our machines principally through a worldwide organization of dealers (dealer network), 41 located in the United States and 109 located outside the United States, serving 190 countries.  We sell reciprocating engines principally through the dealer network and to other manufacturers for use in products. We also sell some of the reciprocating engines manufactured by our subsidiary Perkins Engines Company Limited through its worldwide network of 86 distributors covering 183 countries. We sell the FG Wilson branded electric power generation systems through its worldwide network of 108 distributors covering 159 countries.  Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business. We sell some products, primarily turbines and locomotives, to end customers through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

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

We include shipping and handling costs in Cost of goods sold in Statement 1.  Other operating (income) expenses primarily include Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses, employee separation charges, long-lived asset impairment charges, (gains) losses on divestitures and (gains) losses on disposal of long-lived assets.

Prepaid expenses and other current assets in Statement 3 primarily include investments in debt and equity securities, prepaid and refundable income taxes, right of return assets, contract assets, prepaid insurance, assets held for sale, core to be returned for remanufacturing, and restricted cash and other short-term investments.

Long-term receivables - trade and other in Statement 3 includes $377 million at December 31, 2025, for recoveries from over-payments made during the importation process. At December 31, 2024, the amount was inconsequential.

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation.

C.     Inventories

We state inventories at the lower of cost or net realizable value. We principally determine cost using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 70 percent and 65 percent of total inventories at December 31, 2025 and 2024, respectively.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $4,305 million and $3,864 million higher than reported at December 31, 2025 and 2024, respectively.

D.    Depreciation and amortization

We compute depreciation of plant and equipment principally using accelerated methods. We compute depreciation on equipment leased to others, primarily for Financial Products, using the straight-line method over the term of the lease. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. In 2025, 2024 and 2023, Cat Financial depreciation on equipment leased to others was $699 million, $722 million and $713 million, respectively, which we include in Other operating (income) expenses in Statement 1. In 2025, 2024 and 2023, consolidated depreciation expense was $2,093 million, $1,983 million and $1,929 million, respectively. We compute amortization of purchased finite-lived intangibles principally using the straight-line method, generally not to exceed a period of 20 years.

E.    Foreign currency translation

The functional currency for most of our MP&E consolidated subsidiaries is the U.S. dollar. The functional currency for most of our Financial Products consolidated subsidiaries is the respective local currency.  We include gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency in Other income (expense) in Statement 1. We include gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars in Accumulated other comprehensive income (loss) (AOCI) in Statement 3.

F.    Derivative financial instruments

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, commodity prices and certain deferred compensation plan liabilities.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and certain deferred compensation plan liability exposures. Our policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts, commodity forward and option contracts and total return swap contracts. All derivatives are recorded at fair value.  See Note 4 for more information.

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

J.    New accounting guidance

A. Adoption of new accounting standards

Income tax reporting (ASU 2023-09) — In December 2023, the Financial Accounting Standards Board (FASB) issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The expanded disclosures were effective for the year ending December 31, 2025, and are being applied prospectively. See Note 6, Income taxes, for additional information.

All other ASUs effective January 1, 2025, were assessed and determined that they either were not applicable or did not have a material impact on our financial statements.

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

2.     Sales and revenue recognition

A. Sales of Machinery, Power & Energy

We recognize sales of MP&E when all the following criteria are satisfied: (i) a contract with an independently owned and operated dealer or an end user exists which has commercial substance; (ii) it is probable we will collect the amount charged to the dealer or end user; and (iii) we have completed our performance obligation whereby the dealer or end user has obtained control of the product. A contract with commercial substance exists once we receive and accept a purchase order under a dealer sales agreement, or once we enter into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of our products typically transfers when title and risk of ownership of the product has transferred to the dealer or end user. Typically, where product is produced and sold in the same country, title and risk of ownership transfer when we ship the product. Products that are exported from a country for sale typically transfer title and risk of ownership at the border of the destination country.

Our remanufacturing operations are primarily focused on the remanufacture of Cat engines and components and rail related products.  In this business, we inspect, clean and remanufacture used engines and related components (core).  In connection with the sale of our remanufactured product to dealers, we collect a deposit that is repaid if the dealer returns an acceptable core within a specified time period.  Caterpillar owns and has title to the cores when they are returned from dealers.  The rebuilt engine or component (the core plus any new content) is then sold as a remanufactured product to dealers and end users.  We recognize revenue pursuant to the same transfer of control criteria as MP&E sales noted above.  At the time of sale, we recognize the deposit in Other current liabilities in Statement 3, and we recognize the core to be returned as an asset in Prepaid expenses and other current assets in Statement 3 at the estimated replacement cost (based on historical experience with usable cores).  Upon receipt of an acceptable core, we repay the deposit and relieve the liability.  We then transfer the returned core asset into inventory. In the event that the deposit is forfeited (i.e., upon failure by the dealer to return an acceptable core in the specified time period), we recognize the core deposit and the cost of the core in Sales and Cost of goods sold, respectively.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  Generally, we estimate the cost of these discounts for each product by model by geographic region based on historical experience and known changes in merchandising programs. We report the cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in Statement 3, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price in the subsequent period when the final discount is paid. As a result of differences between actual and estimated payments and changes in estimates, we recognized a decrease in revenue of $497 million during 2025, related to prior period sales. Products sold to dealers in a prior period that remained in dealer inventory during 2025 were subject to merchandising program actions taken in 2025 which resulted in higher discounts paid in the current year. The change in revenue during 2024 related to prior periods sales was inconsequential.

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

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer's purchase of inventory. See Note 7 for further information. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in Statement 3. Trade receivables from dealers and end users were $9,402 million, $7,864 million and $7,923 million as of December 31, 2025, 2024 and 2023, respectively. Long-term trade receivables from dealers and end users were $1,006 million, $640 million and $589 million as of December 31, 2025, 2024 and 2023, respectively.

Our standard dealer invoice terms are established by marketing region. Our invoice terms for end user sales are established by the responsible business unit. Payments from dealers are due shortly after the time of sale. When we make a sale to a dealer, the dealer is responsible for payment even if the product is not sold to an end user. Dealers and end users must make payment within the established invoice terms to avoid potential interest costs. Interest at or above prevailing market rates may be charged on any past due balance, and generally our practice is to not forgive this interest. Regular credit evaluations of our dealers and end users are performed. Collateral generally is not required, and the majority of our trade receivables are unsecured. Various devices, such as security agreements and letters of credit, are used to protect our interests, when deemed necessary. No single dealer or end user represents a significant concentration of credit risk. Our allowance for credit losses is not significant for MP&E receivables.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestone for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in Statement 3. Contract assets were $297 million, $238 million and $246 million as of December 31, 2025, 2024 and 2023, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in Statement 3. Contract liabilities were $4,678 million, $2,745 million and $2,389 million as of December 31, 2025, 2024 and 2023, respectively. We reduce the contract liability when we recognize revenue. During 2025, we recognized $1,894 million of revenue that was recorded as a contract liability at the beginning of 2025. During 2024, we recognized $1,591 million of revenue that was recorded as a contract liability at the beginning of 2024.

We have elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with a dealer or end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

As of December 31, 2025, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $30.1 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following December 31, 2025. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We suspend recognition of finance revenue and operating lease revenue and place an account on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due). We resume recognition of revenue, and recognize previously suspended income, when we consider collection of remaining amounts to be probable. Payments received while a finance receivable is on non-accrual status are applied to interest and principal in accordance with the contractual terms. We write off interest earned but uncollected prior to the receivables being placed on non-accrual status through Provision for credit losses when, in the judgment of management, we consider it to be uncollectible. See Note 7 for more information.

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

Common stock issued from Treasury stock under the plans totaled 1,433,723 for 2025, 1,972,037 for 2024 and 2,497,799 for 2023. The total number of shares authorized for equity awards under the 2023 Plan is 42,500,000. As of December 31, 2025, 39,336,515 shares remained available for issuance, which includes shares returned to the 2023 Plan upon cancellation or shares withheld for taxes incurred in connection with issuance or vesting of grants made under the 2014 Plan.

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

Accounting guidance on share-based payments requires companies to estimate the fair value of options on the date of grant using an option-pricing model.  The fair value of our option grants was estimated using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The weighted-average dividend yield was based on historical information.  We determine the expected life from the actual historical employee exercise behavior. The following table provides the assumptions used in determining the fair value of the option awards for the years ended December 31, 2025, 2024 and 2023, respectively:

	Grant Year
	2025	2024	2023
Weighted-average dividend yield	2.13%	2.40%	2.60%
Weighted-average volatility	30.5%	30.7%	31.0%
Range of volatilities	26.6%-32.6%	26.3%-32.3%	28.5%- 35.5%
Range of risk-free interest rates	4.13%-4.4%	4.28%-5.03%	3.92%-5.03%
Weighted-average expected lives	7 years	7 years	7 years

We credit RSU and PRSU awards with dividend equivalent units on each date that we pay a cash dividend to holders of common stock. The dividend equivalent units are forfeitable if the associated award is forfeited. Therefore, the RSU and PSRUs, as well as dividend equivalent units are not treated as participating securities for earnings per share. We determine the fair value of the RSU awards granted in 2025, 2024 and 2023 as the closing stock price on the date of the grant.

The PRSUs granted in 2025 and 2024 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in 2025 and 2024, respectively:

	Grant Year
	2025	2024
Expected volatility of the Company's stock	29.5%	29.8%
Risk-free interest rate	3.90%	4.38%

We determine the fair value of the PRSU awards granted in 2023 as the closing stock price on the date of the grant.

Please refer to Tables I and II below for additional information on our stock-based compensation awards.

TABLE I — Financial Information Related to Stock-based Compensation

	Stock options
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value [1]

Outstanding at January 1, 2025	3,732,862	$195.28
Granted to officers and key employees	299,523	$331.62
Exercised	(997,947)	$159.25
Forfeited / expired	(17,385)	$232.23
Outstanding at December 31, 2025	3,017,053	$220.52	5.81	$1,063
Exercisable at December 31, 2025	2,279,192	$192.44	5.02	$867
1    The difference between a stock award’s exercise price and the underlying stock’s closing market price at December 31, 2025, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

	RSUs		PRSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2025	776,637	$284.36	390,013	$321.58
Granted to officers and key employees	530,834	$357.02	203,491	$345.60
Vested	(403,533)	$259.27	(220,897)	$253.98
Forfeited / expired	(25,108)	$316.72	(8,323)	$326.09
Outstanding at December 31, 2025	878,830	$338.27	364,284	$374.52

The computations of weighted-average exercise prices and aggregate intrinsic values are not applicable to RSUs or PRSUs since these awards represent an agreement to issue shares of stock at the time of vesting.  At December 31, 2025, there were 878,830 outstanding RSUs with a weighted average remaining vesting period of 1.7 years and 364,284 outstanding PRSUs with a weighted-average remaining vesting period of 1.5 years.

TABLE II— Additional Stock-based Award Information

(Dollars in millions except per share data)	2025	2024	2023
Stock options activity:
Weighted-average fair value per share of stock awards granted	$106.04	$104.27	$75.79
Intrinsic value of stock awards exercised	$298	$354	$356
Fair value of stock awards vested [1]	$46	$56	$53
Cash received from stock awards exercised	$82	$113	$98

RSUs activity:
Weighted-average fair value per share of stock awards granted	$357.02	$338.65	$252.24
Fair value of stock awards vested [2]	$136	$144	$126

PRSUs activity:
Weighted-average fair value per share of stock awards granted	$345.60	$408.64	$251.97
Fair value of stock awards vested [2]	$127	$94	$80
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

Before tax, stock-based compensation expense for 2025, 2024 and 2023 was $242 million, $223 million and $208 million, respectively, with a corresponding income tax benefit of $38 million, $30 million and $33 million, respectively.

The amount of stock-based compensation expense capitalized for the years ended December 31, 2025, 2024 and 2023 did not have a significant impact on our financial statements.

At December 31, 2025, there was $209.1 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested stock-based awards.  We expect to recognize the compensation expense over a weighted-average period of approximately 1.9 years.

We currently use shares in Treasury stock to satisfy share award exercises.

The cash tax benefits realized from stock awards exercised for 2025, 2024 and 2023 were $81 million, $90 million and $89 million, respectively. We use the direct only method and tax law ordering approach to calculate the tax effects of stock-based compensation.

4.     Derivative financial instruments and risk management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates, commodity prices and certain deferred compensation plan liabilities.  Our Risk Management Policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and certain deferred compensation plan liability exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option and cross currency contracts, interest rate contracts, commodity forward and option contracts and total return swap contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  We present at least annually to the Audit Committee of the Board of Directors on our risk management practices, including our use of financial derivative instruments.

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

Our MP&E operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of December 31, 2025, the maximum term of these outstanding contracts at inception was approximately 60 months.

We generally designate as cash flow hedges at inception of the contract any foreign currency forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. We perform designation on a specific exposure basis to support hedge accounting. The remainder of MP&E foreign currency contracts are undesignated.

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

Our MP&E operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate contracts and forward rate agreements to meet that objective. We designate fixed-to-floating interest rate contracts as fair value hedges at inception of the contract, and we designate certain forward rate agreements as cash flow hedges at inception of the contract.

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

If we liquidate fixed-to-floating or floating-to-fixed interest rate contracts at MP&E or Financial Products, we amortize any deferred gains or losses into earnings over the remaining term of the previously hedged item.

C.Commodity price risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw materials. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our MP&E operations purchase base and precious metals embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are subject to price changes on energy products such as natural gas and diesel fuel purchased for operational use.

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

The location and fair value of derivative instruments reported in Statement 3 were as follows:

(Millions of dollars)	Fair Value
	December 31, 2025		December 31, 2024
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$364	$(147)	$357	$(275)
Interest rate contracts	59	(99)	10	(201)
Total	$423	$(246)	$367	$(476)

Undesignated derivatives
Foreign exchange contracts	$62	$(75)	$91	$(56)
Commodity contracts	10	(2)	4	(6)
Total return swap contracts	1	(2)	—	(33)
Total	$73	$(79)	$95	$(95)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of December 31, 2025 and 2024 were $29.3 billion and $27.0 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Years ended December 31,
	Gains (Losses) Recognized in Statement 1[1]			Gains (Losses) Recognized in AOCI			Gains (Losses) Reclassified from AOCI[2]
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$—	$156	$53	$39	$55	$168	$(58)
Interest rate contracts	—	—	—	16	11	9	6	39	55
Fair Value Hedges
Foreign exchange contracts	—	—	—	(9)	—	—	(8)	—	—
Interest rate contracts	(69)	(139)	(135)	—	—	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	(65)	162	12	—	—	—	—	—	—
Commodity contracts	26	(10)	10	—	—	—	—	—	—
Total return swap contracts	118	40	—	—	—	—	—	—	—
Total	$10	$53	$(113)	$163	$64	$48	$53	$207	$(3)

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

The following amounts were recorded in Statement 3 related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Years ended December 31,
	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	2025	2024	2025	2024
Long-term debt due within one year	$602	$483	$3	$(16)
Long-term debt due after one year	5,513	5,327	(37)	(170)
Total	$6,115	$5,810	$(34)	$(186)

We enter into International Swaps and Derivatives Association (ISDA) master netting agreements within MP&E and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements may also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event. Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but for which we have not yet received cash payment.

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of December 31, 2025 and 2024, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$496	$(325)	$462	$(571)
Financial Instruments Not Offset	(160)	160	(186)	186
Net Amount	$336	$(165)	$276	$(385)

5.    Other income (expense)

	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Investment and interest income	$416	$482	$494
Foreign exchange gains (losses) [1]	(168)	71	(96)
License fee income	143	142	146
Gains (losses) on securities	30	39	11
Net periodic pension and OPEB income (cost), excluding service cost	343	165	47
Miscellaneous income (loss)	128	(86)	(7)
Total	$892	$813	$595

[1] Includes gains (losses) from foreign exchange derivative contracts. See Note 4 for further details.

6.    Income taxes

As described in Note 1J, New accounting guidance, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

Reconciliation of the U.S. federal statutory tax rate to effective tax rate:

	Year ended December 31,
(Millions of dollars)	2025
Taxes at U.S. statutory tax rate	$2,424	21.0%
(Decreases)/increases resulting from:
Non-U.S. tax effects
Switzerland
Federal statutory tax rate difference	(310)	(2.7)%
State and local income taxes, net of federal	160	1.4%
Other	(27)	(0.2)%
Other Non-U.S. jurisdictions	342	3.0%
Other	179	1.5%
Provision (benefit) for income taxes	$2,768	24.0%

The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the years ended December 31, 2024 and December 31, 2023 prior to the adoption of the guidance in ASU 2023-09.

Reconciliation of the U.S. federal statutory tax rate to effective tax rate:

	Years ended December 31,
(Millions of dollars)	2024		2023
Taxes at U.S. statutory rate	$2,809	21.0%	$2,740	21.0%
(Decreases) increases resulting from:
Non-U.S. subsidiaries taxed at other than the U.S. rate	186	1.4%	129	1.0%
U.S. tax incentives	(245)	(1.8)%	(170)	(1.3)%
Tax law change related to currency translation	(224)	(1.7)%	—	—%
Other—net	103	0.8%	82	0.6%
Provision (benefit) for income taxes	$2,629	19.7%	$2,781	21.3%

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

The components of profit (loss) before taxes were:
	Years ended December 31,
(Millions of dollars)	2025	2024	2023
U.S.	$5,407	$6,219	$6,463
Non-U.S.	6,134	7,154	6,587
	$11,541	$13,373	$13,050

The components of the provision (benefit) for income taxes were:
	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Current tax provision (benefit):
U.S. Federal[1]	$804	$1,584	$1,627
Non-U.S.	1,390	1,531	1,592
U.S. State and local	109	135	154
	2,303	3,250	3,373

Deferred tax provision (benefit):
U.S. Federal[1]	393	(553)	(391)
Non-U.S.	56	(69)	(164)
U.S. State and local	16	1	(37)
	465	(621)	(592)
Total provision (benefit) for income taxes	$2,768	$2,629	$2,781
[1] Includes U.S. taxes related to non-U.S. earnings. We account for U.S. taxes on global intangible low-taxed income as a period cost.

We paid net income tax and related interest of $2,206 million, $3,126 million and $2,949 million in 2025, 2024 and 2023, respectively.

In accordance with the guidance in ASU 2023-09, net income tax and related interest paid in 2025 to the following jurisdictions were:

Income tax and related interest paid (net of refunds received) to:
December 31,
(Millions of dollars)	2025
U.S. Federal	$605
U.S. State and local	138
Non-U.S.[1]
Switzerland	500
China	264
Brazil	135
India	128
Other	436
Net income tax and related interest paid	$2,206
[1] Includes federal, state and local jurisdictions within each country.

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

	December 31,
(Millions of dollars)	2025	2024
Assets:
Noncurrent deferred and refundable income taxes	$2,757	$3,191
Liabilities:
Other liabilities	494	432
Deferred income taxes—net	$2,263	$2,759

The components of deferred tax assets and liabilities were:
	December 31,
(Millions of dollars)	2025	2024
Deferred income tax assets:
Research expenditures	$1,399	$1,735
Tax carryforwards	1,298	1,346
Employee compensation and benefits	607	531
Postemployment benefits	425	560
Post sale discounts	303	260
Warranty reserves	287	303
Other—net	579	622
	4,898	5,357

Deferred income tax liabilities:
Capital and intangible assets, including lease basis differences	(1,366)	(1,270)
Outside basis differences	(429)	(454)
	(1,795)	(1,724)
Valuation allowance for deferred tax assets	(840)	(874)
Deferred income taxes—net	$2,263	$2,759

At December 31, 2025, deferred tax assets for U.S. state and local losses and credit carryforwards of $72 million expire on or before the end of 2045 while the remaining $14 million may be carried over indefinitely. Of these U.S. state and local deferred tax assets, $52 million were reduced by valuation allowances. The deferred tax assets for U.S. federal losses and credit carryforwards of $174 million primarily expire on or before the end of 2035. Of these U.S. federal deferred tax assets, $171 million were reduced by valuation allowances. Deferred tax assets for losses and credit carryforwards of non-U.S. entities of $274 million expire on or before the end of 2045 while the remaining $764 million may be carried over indefinitely. Non-U.S. entities that have not demonstrated consistent and/or sustainable profitability to support the realization of net deferred tax assets, including certain entities in Luxembourg, have recorded valuation allowances of $617 million against tax carryforwards and other deferred tax assets.

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

Reconciliation of unrecognized tax benefits: [1]
	Years ended December 31,
(Millions of dollars)	2025	2024	2023
Beginning balance	$1,289	$1,223	$1,140

Additions for tax positions related to current year	68	118	94
Additions for tax positions related to prior years	35	49	42
Reductions for tax positions related to prior years	(6)	(30)	(19)
Reductions for settlements [2]	(29)	(60)	(27)
Reductions for expiration of statute of limitations	(10)	(11)	(7)

Ending balance	$1,347	$1,289	$1,223

Amount that, if recognized, would impact the effective tax rate	$1,199	$1,137	$997

1Foreign currency impacts are included within each line as applicable.
2Includes cash payment or other reduction of assets to settle liability.

We classify interest and penalties on income taxes as a component of the provision for income taxes. We recognized a net provision for interest and penalties of $67 million, $35 million and $36 million during the years ended December 31, 2025, 2024 and 2023, respectively. The total amount of interest and penalties accrued was $268 million and $190 million as of December 31, 2025 and 2024, respectively.

We are subject to the continuous examination of our U.S. federal income tax returns by the Internal Revenue Service, and tax years 2017 to 2019 are currently under examination. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to ten years.

7.     Cat Financial financing activities

A.Wholesale inventory receivables

Wholesale inventory receivables are receivables of Cat Financial that arise when Cat Financial provides financing for a dealer’s purchase of inventory and were $2,169 million and $1,750 million, at December 31, 2025 and 2024, respectively. We include these receivables in Receivables—trade and other and Long-term receivables—trade and other in Statement 3.

Contractual maturities of outstanding wholesale inventory receivables:
(Millions of dollars)	December 31, 2025
Amounts Due In	Wholesale Loans	Wholesale Leases	Total
2026	$1,128	$30	$1,158
2027	497	21	518
2028	256	15	271
2029	91	9	100
2030	39	5	44
Thereafter	17	1	18
Total	2,028	81	2,109
Guaranteed residual value [1]	39	22	61
Unguaranteed residual value [1]	9	21	30
Less: Unearned income	(22)	(9)	(31)
Total	$2,054	$115	$2,169

[1] For Wholesale loans, represents residual value on failed sale leasebacks.

Cat Financial’s wholesale inventory receivables generally may be repaid or refinanced without penalty prior to contractual maturity.

Please refer to Note 18 for fair value information.

B.Finance receivables

Finance receivables are receivables of Cat Financial and are reported in Statement 3 net of an allowance for credit losses.

Contractual maturities of outstanding finance receivables:
(Millions of dollars)	December 31, 2025
Amounts Due In	Retail Loans	Retail Leases	Total
2026	$8,372	$2,561	$10,933
2027	4,992	1,740	6,732
2028	3,324	1,052	4,376
2029	1,779	566	2,345
2030	687	207	894
Thereafter	149	54	203
Total	19,303	6,180	25,483
Guaranteed residual value [1]	7	429	436
Unguaranteed residual value [1]	8	528	536
Less: Unearned income	(642)	(663)	(1,305)
Total	$18,676	$6,474	$25,150

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

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of December 31, 2025.

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

During the year ended December 31, 2025, Cat Financial's forecasts reflected a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers on a secured and unsecured basis in the form of wholesale financing plans and retail loans. Cat Financial's wholesale financing plans provide financing to dealers for their new Caterpillar equipment inventory and rental fleets. The retail loans to dealers are primarily for working capital.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the year ended December 31, 2025.

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

•North America — Finance receivables originated in the United States and Canada.
•EAME — Finance receivables originated in Europe, Africa, the Middle East and Eurasia.
•Asia/Pacific — Finance receivables originated in Australia, New Zealand, China, Japan, Southeast Asia and India.
•Latin America — Finance receivables originated in Mexico and Central and South American countries.
•Mining — Finance receivables originated worldwide related to large mining customers worldwide.
•Power — Finance receivables originated worldwide related to large power customers of Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems.

Receivable balances, including accrued interest, are written off against the allowance for credit losses when, in the judgment of management, they are considered uncollectible (generally upon repossession of the collateral). The amount of the write-off is primarily determined by comparing the fair value of the collateral, less estimated selling costs, to the amortized cost of the receivable. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	December 31, 2025			December 31, 2024
	Customer	Dealer	Total	Customer	Dealer	Total
Allowance for Credit Losses:
Beginning balance	$258	$4	$262	$276	$51	$327
Write-offs	(148)	—	(148)	(125)	(47)	(172)
Recoveries	47	—	47	57	—	57
Provision for credit losses[1]	109	—	109	84	—	84
Other	7	—	7	(34)	—	(34)
Ending balance	$273	$4	$277	$258	$4	$262

Finance Receivables	$23,635	$1,515	$25,150	$21,517	$1,512	$23,029

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Year Ended December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total

North America	$3	$15	$27	$12	$8	$4	$8	$77
EAME	1	5	7	3	2	1	1	20
Asia/Pacific	2	6	3	2	1	—	—	14
Latin America	1	3	3	5	2	1	—	15
Mining	—	8	6	6	—	1	—	21
Power	—	—	—	—	—	1	—	1
Total	$7	$37	$46	$28	$13	$8	$9	$148

	Year Ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total

North America	$2	$19	$13	$6	$3	$1	$9	$53
EAME	1	4	5	4	2	1	—	17
Asia/Pacific	1	4	5	4	1	1	—	16
Latin America	—	3	6	5	3	8	—	25
Mining	8	3	3	—	—	—	—	14
Total	$12	$33	$32	$19	$9	$11	$9	$125

All $47 million of gross write-offs in the Dealer portfolio segment for the year ended December 31, 2024 were in Latin America and originated prior to 2020.

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

Customer
The aging analysis of Cat Financial's Customer portfolio segment by origination year was as follows:

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106

EAME
Current	1,551	929	614	316	114	44	—	3,568
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37

Asia/Pacific
Current	996	571	290	104	25	1	—	1,987
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6

Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23

Mining
Current	765	698	484	278	106	46	—	2,377
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10

Power
Current	168	250	179	37	8	35	148	825
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	9,995	6,593	3,624	1,574	586	147	662	23,181
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total Customer	$10,078	$6,740	$3,740	$1,644	$610	$154	$669	$23,635

(Millions of dollars)	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,340	$3,035	$1,567	$980	$244	$23	$385	$11,574
31-60 days past due	30	42	29	18	5	1	3	128
61-90 days past due	9	14	10	6	2	1	1	43
91+ days past due	13	37	26	16	6	2	1	101

EAME
Current	1,235	874	532	285	92	72	—	3,090
31-60 days past due	7	10	4	3	1	—	—	25
61-90 days past due	3	4	1	1	1	—	—	10
91+ days past due	3	14	8	6	4	1	—	36

Asia/Pacific
Current	898	531	256	87	14	2	—	1,788
31-60 days past due	4	6	5	2	—	—	—	17
61-90 days past due	1	1	2	1	—	—	—	5
91+ days past due	4	1	2	1	1	—	—	9

Latin America
Current	800	363	220	60	8	2	—	1,453
31-60 days past due	4	6	5	1	—	2	—	18
61-90 days past due	1	2	1	—	—	—	—	4
91+ days past due	2	6	8	4	1	1	—	22

Mining
Current	924	755	444	206	67	34	21	2,451
31-60 days past due	—	1	—	—	—	—	—	1
61-90 days past due	—	1	—	—	—	—	—	1
91+ days past due	4	5	5	1	—	3	—	18

Power
Current	169	184	39	43	64	56	166	721
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	2	—	2

Totals by Aging Category
Current	9,366	5,742	3,058	1,661	489	189	572	21,077
31-60 days past due	45	65	43	24	6	3	3	189
61-90 days past due	14	22	14	8	3	1	1	63
91+ days past due	26	63	49	28	12	9	1	188
Total Customer	$9,451	$5,892	$3,164	$1,721	$510	$202	$577	$21,517

Dealer
As of December 31, 2025 and 2024, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income as of December 31, were as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost		Amortized Cost
(Millions of dollars)	Non-accrual	91+ Still Accruing	Non-accrual	91+ Still Accruing

North America	$90	$20	$83	$20
EAME	35	5	33	5
Asia/Pacific	4	2	5	5
Latin America	24	1	24	—
Mining	10	—	29	—
Power	—	—	2	—
Total	$163	$28	$176	$30

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment for the years ended December 31, 2025 and 2024 were as follows:

(Millions of dollars)	2025	2024
Amortized cost of finance receivables modified	$38	$33
Modifications as a percentage of Customer portfolio	0.16%	0.15%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty for the years ended December 31, were as follows:

(In months)	2025	2024
Weighted average extension to term of modified contracts	19	8
Weighted average payment deferral and/or interest only periods	6	6

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. As of December 31, 2025 and 2024, defaults of loans modified in the prior twelve months were not significant.

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

8.     Inventories

Inventories (principally using the LIFO method) are comprised of the following:

	December 31,
(Millions of dollars)	2025	2024
Raw materials	$7,434	$6,681
Work-in-process	1,598	1,438
Finished goods	8,725	8,329
Supplies	378	379
Total inventories	$18,135	$16,827

9.     Property, plant and equipment

		December 31,
(Millions of dollars)	Useful Lives (Years)	2025	2024
Land	—	$616	$612
Buildings and land improvements	20-45	7,761	7,281
Machinery, equipment and other	2-10	13,737	12,523
Software	3-7	1,696	1,609
Equipment leased to others	1-7	6,004	5,701
Construction-in-process	—	2,092	1,751
Total property, plant and equipment, at cost		31,906	29,477
Less: Accumulated depreciation		(16,766)	(16,116)
Property, plant and equipment–net		$15,140	$13,361

10.  Intangible assets and goodwill

A.Intangible assets

Intangible assets were comprised of the following:

	December 31, 2025
(Millions of dollars)	Gross Carrying Amount[1]	Accumulated Amortization[1]	Net
Customer relationships	$2,012	$(1,877)	$135
Intellectual property	479	(399)	80
Other	117	(91)	26
Total finite-lived intangible assets	$2,608	$(2,367)	$241

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,220	$(1,950)	$270
Intellectual property	496	(401)	95
Other	117	(83)	34
Total finite-lived intangible assets	$2,833	$(2,434)	$399

[1] For the year ended December 31, 2025, $248 million of intangible assets were fully amortized and have been removed.

Finite-lived intangible assets are amortized over their estimated useful lives and tested for impairment if events or changes in circumstances indicate that the asset may be impaired.

Amortization expense related to intangible assets was $169 million, $176 million and $218 million for 2025, 2024 and 2023, respectively.

As of December 31, 2025, amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2026	2027	2028	2029	2030	Thereafter
$98	$35	$27	$24	$21	$36

B.Goodwill

There were no goodwill impairments during 2025, 2024 or 2023.

The changes in carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 were as follows:

(Millions of dollars)	December 31, 2024	Other Adjustments [1]	December 31, 2025
Construction Industries
Goodwill	$261	$3	$264
Impairments	(22)	—	(22)
Net goodwill	239	3	242
Resource Industries
Goodwill	4,124	37	4,161
Impairments	(1,175)	—	(1,175)
Net goodwill	2,949	37	2,986
Power & Energy
Goodwill	2,939	40	2,979
Impairment	(925)	—	(925)
Net goodwill	2,014	40	2,054
All Other [2]
Goodwill	39	—	39
Consolidated total
Goodwill	7,363	80	7,443
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,241	$80	$5,321

	December 31, 2023	Other Adjustments [1]	December 31, 2024
Construction Industries
Goodwill	$277	$(16)	$261
Impairments	(22)	—	(22)
Net goodwill	255	(16)	239
Resource Industries
Goodwill	4,151	(27)	4,124
Impairments	(1,175)	—	(1,175)
Net goodwill	2,976	(27)	2,949
Power & Energy
Goodwill	2,959	(20)	2,939
Impairment	(925)	—	(925)
Net goodwill	2,034	(20)	2,014
All Other [2]
Goodwill	43	(4)	39
Consolidated total
Goodwill	7,430	(67)	7,363
Impairments	(2,122)	—	(2,122)
Net goodwill	$5,308	$(67)	$5,241

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in Statement 3) were as follows:

Available-for-sale debt securities	December 31, 2025			December 31, 2024
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	72	2	74	71	(3)	68

Corporate debt securities
Corporate bonds and other debt securities	2,457	23	2,480	3,199	(29)	3,170
Asset-backed securities	273	—	273	220	(1)	219

Mortgage-backed debt securities
U.S. governmental agency	580	(8)	572	476	(33)	443
Residential	2	(1)	1	2	—	2
Commercial	141	(2)	139	136	(6)	130
Total available-for-sale debt securities	$3,535	$14	$3,549	$4,114	$(72)	$4,042

Available-for-sale debt securities in an unrealized loss position:

	December 31, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$17	$—	$17	$—

Corporate debt securities
Corporate bonds	130	—	306	6	436	6
Asset-backed securities	38	—	43	1	81	1

Mortgage-backed debt securities
U.S. governmental agency	3	—	307	15	310	15
Residential	—	—	1	1	1	1
Commercial	6	—	89	3	95	3
Total	$177	$—	$763	$26	$940	$26

	December 31, 2024
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$55	$4	$55	$4

Corporate debt securities
Corporate bonds	729	3	812	33	1,541	36
Asset-backed securities	7	—	37	2	44	2

Mortgage-backed debt securities
U.S. governmental agency	126	3	273	30	399	33
Commercial	13	—	113	6	126	6
Total	$875	$6	$1,290	$75	$2,165	$81

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of December 31, 2025.

The cost basis and fair value of available-for-sale debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2025
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$744	$748
Due after one year through five years	1,488	1,504
Due after five years through ten years	378	383
Due after ten years	202	202
U.S. governmental agency mortgage-backed securities	580	572
Residential mortgage-backed securities	2	1
Commercial mortgage-backed securities	141	139
Total debt securities – available-for-sale	$3,535	$3,549

For the years ended December 31, 2025, 2024 and 2023 proceeds from available-for-sale debt securities were $2,166 million, $1,223 million and $940 million respectively.

The net unrealized gains (losses) for equity securities held at December 31, 2025, 2024 and 2023 were $20 million, $25 million and $(12) million respectively.

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

A. Obligations, assets and funded status

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
(Millions of dollars)	2025	2024	2025	2024	2025	2024
Accumulated benefit obligation, end of year	$12,066	$12,171	$3,011	$2,880
Change in benefit obligation:
Benefit obligation, beginning of year	$12,171	$13,137	$2,989	$3,265	$2,469	$2,741
Service cost [1]	—	—	49	43	63	67
Interest cost	612	625	118	118	125	131
Plan amendments	—	—	6	—	—	—
Actuarial loss (gain)	276	(603)	(93)	(31)	(96)	(202)
Foreign currency exchange rates	—	—	291	(203)	21	(33)
Participant contributions	—	—	5	5	41	45
Benefits paid - gross	(993)	(988)	(189)	(193)	(287)	(286)
Less: federal subsidy on benefits paid	—	—	—	—	6	6
Curtailments, settlements and termination benefits	—	—	(45)	(15)	—	—
Benefit obligation, end of year	$12,066	$12,171	$3,131	$2,989	$2,342	$2,469
Change in plan assets:
Fair value of plan assets, beginning of year	$11,898	$12,738	$3,203	$3,467	$88	$144
Actual return on plan assets	1,158	96	103	74	25	25
Foreign currency exchange rates	—	—	307	(194)	—	—
Company contributions	50	52	70	59	261	160
Participant contributions	—	—	5	5	41	45
Benefits paid	(993)	(988)	(189)	(193)	(287)	(286)
Settlements and termination benefits	—	—	(45)	(15)	—	—
Fair value of plan assets, end of year	$12,113	$11,898	$3,454	$3,203	$128	$88

Over (under) funded status	$47	$(273)	$323	$214	$(2,214)	$(2,381)

Amounts recognized in Statement 3:
Other assets (non-current asset)	$670	$354	$681	$541	$—	$—
Accrued wages, salaries and employee benefits (current liability)	(50)	(50)	(22)	(21)	(146)	(204)
Liability for postemployment benefits (non-current liability) [2]	(573)	(577)	(336)	(306)	(2,068)	(2,177)
Net (liability) asset recognized	$47	$(273)	$323	$214	$(2,214)	$(2,381)

Amounts recognized in AOCI (pre-tax):
Prior service cost (credit)	$—	$—	$27	$21	$—	$(5)

Weighted-average assumptions used to determine benefit obligation, end of year:
Discount rate	5.3%	5.6%	4.3%	4.1%	5.3%	5.6%
Rate of compensation increase [1]	—%	—%	2.2%	2.2%	4.0%	4.0%

1 All U.S. pension benefits are frozen, and accordingly there is no longer any service cost and certain assumptions are no longer applicable.
2 The Liability for postemployment benefits reported in Statement 3 includes liabilities for other postemployment benefits and non-qualified deferred compensation plans. For 2025 and 2024, these liabilities were $861 million and $697 million, respectively.

For 2025, Actuarial loss (gain) impacting the benefit obligation was primarily due to lower discount rates at the end of 2025 compared to the end of 2024. For 2024, Actuarial loss (gain) impacting the benefit obligation was primarily due to higher discount rates at the end of 2024 compared to the end of 2023.

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(Millions of dollars)	2025	2024	2025	2024
Pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$623	$627	$412	$370
Fair value of plan assets	$—	$—	$54	$43

Pension plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$623	$627	$300	$279
Fair value of plan assets	$—	$—	$19	$7

The accumulated postretirement benefit obligation exceeds plan assets for all of our other postretirement benefit plans for all years presented.

B. Net periodic benefit cost

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
(Millions of dollars)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Service cost [1]	$—	$—	$—	$49	$43	$40	$63	$67	$67
Interest cost	612	625	656	118	118	124	125	131	144
Expected return on plan assets	(720)	(699)	(689)	(171)	(165)	(163)	(9)	(7)	(11)
Curtailments, settlements and termination benefits	—	—	—	—	—	1	—	—	—
Amortization of prior service cost (credit)	—	—	—	1	—	—	(5)	(14)	(12)
Actuarial loss (gain) [2]	(162)	—	(138)	(26)	59	172	(106)	(213)	(131)
Net periodic benefit cost (benefit) [3]	$(270)	$(74)	$(171)	$(29)	$55	$174	$68	$(36)	$57

Amounts recognized in other comprehensive income (pre-tax):
Current year prior service cost (credit)	$—	$—	$—	$7	$—	$1	$—	$—	$(2)
Amortization of prior service (cost) credit	—	—	—	(1)	—	—	5	14	12
Total recognized in other comprehensive income	—	—	—	6	—	1	5	14	10
Total recognized in net periodic cost and other comprehensive income	$(270)	$(74)	$(171)	$(23)	$55	$175	$73	$(22)	$67

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate used to measure service cost [1]	—%	—%	—%	3.2%	3.6%	3.8%	5.7%	5.1%	5.4%
Discount rate used to measure interest cost	5.3%	5.0%	5.2%	3.9%	3.9%	4.2%	5.3%	5.0%	5.3%
Expected rate of return on plan assets	6.3%	5.7%	5.8%	5.2%	5.1%	5.2%	6.1%	7.4%	7.4%
Rate of compensation increase [1]	—%	—%	—%	2.2%	2.3%	2.3%	4.0%	4.0%	4.0%
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

Our expected rate of return on U.S. plan assets is based on our estimate of long-term returns for equities and fixed income securities weighted by the asset allocations as of December 31. We use a similar process to determine this rate for our non-U.S. plans.

The assumed health care cost trend rate represents the rate at which costs are assumed to increase. We assumed a weighted-average increase of 6.0 percent in our calculation of 2025 benefit expense.  We expect a weighted-average increase of 6.7 percent during 2026.  The 2026 rates are assumed to decrease gradually to the ultimate health care trend rate of 4.7 percent in 2037.

 C. Expected contributions and Benefit payments

The following table presents information about expected contributions and benefit payments for pension and other postretirement benefit plans:

(Millions of dollars)	2026
Expected employer contributions:
U.S. Pension Benefits	$50
Non-U.S. Pension Benefits	$64
Other Postretirement Benefits	$246

Expected benefit payments:	2026	2027	2028	2029	2030	2031-2035	Total
U.S. Pension Benefits	$1,000	$985	$975	$965	$950	$4,510	$9,385
Non-U.S. Pension Benefits	$215	$200	$210	$215	$220	$1,120	$2,180
Other Postretirement Benefits	$225	$225	$220	$215	$210	$1,010	$2,105

Expected Medicare Part D subsidy:	$6	$5	$5	$5	$4	$17	$42

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

D. Plan assets

In general, our strategy for both the U.S. and non-U.S. pensions is designed to decrease funded status volatility through ongoing alignment of the interest rate sensitivity of our investments to our obligations, while reducing risk from return seeking assets in our portfolio. The current U.S. pension target asset allocation is 87 percent fixed income and 13 percent equities. We will revise this target allocation periodically to ensure it reflects our overall objectives. The non-U.S. pension weighted-average target allocations are 59 percent fixed income, 18 percent insurance contracts, 11 percent equities, 7 percent real estate, and 5 percent other.  The target allocations for each plan vary based upon local statutory requirements, demographics of plan participants and funded status.  We primarily invest the non-U.S. plan assets in non-U.S. securities.

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
•Cash, short-term instruments and other are based on the carrying amount, which approximates fair value, or the fund’s net asset value.

The fair value of the pension and other postretirement benefit plan assets by category is summarized below:

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,049	$1	$22	$50	$1,122
Non-U.S. equities	998	—	14	—	1,012

Fixed income securities:
U.S. corporate bonds	—	5,598	28	91	5,717
Non-U.S. corporate bonds	—	958	—	—	958
U.S. government bonds	—	2,619	—	—	2,619
U.S. governmental agency mortgage-backed securities	—	184	—	—	184
Non-U.S. government bonds	—	151	—	—	151

Cash, short-term instruments and other	68	10	—	272	350
Total U.S. pension assets	$2,115	$9,521	$64	$413	$12,113

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
U.S. Pension
Equity securities:
U.S. equities	$1,087	$—	$28	$62	$1,177
Non-U.S. equities	946	—	10	—	956

Fixed income securities:
U.S. corporate bonds	—	5,396	33	36	5,465
Non-U.S. corporate bonds	—	972	—	—	972
U.S. government bonds	—	2,656	—	—	2,656
U.S. governmental agency mortgage-backed securities	—	180	—	—	180
Non-U.S. government bonds	—	132	—	—	132

Cash, short-term instruments and other	48	12	—	300	360
Total U.S. pension assets	$2,081	$9,348	$71	$398	$11,898

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$78	$—	$—	$—	$78
Non-U.S. equities	232	27	—	3	262
Global equities [1]	41	—	—	10	51

Fixed income securities:
U.S. corporate bonds	—	89	—	—	89
Non-U.S. corporate bonds	—	917	—	—	917
U.S. government bonds	—	73	—	—	73
Non-U.S. government bonds	—	606	—	—	606
Global fixed income [1]	—	113	—	213	326

Real estate	—	250	—	10	260

Insurance contracts	—	—	577	—	577

Cash, short-term instruments and other [2]	24	191	—	—	215
Total non-U.S. pension assets	$375	$2,266	$577	$236	$3,454

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Non-U.S. Pension
Equity securities:
U.S. equities	$74	$—	$—	$—	$74
Non-U.S. equities	197	26	—	20	243
Global equities [1]	32	—	—	17	49

Fixed income securities:
U.S. corporate bonds	—	87	—	—	87
Non-U.S. corporate bonds	—	468	—	—	468
U.S. government bonds	—	61	—	—	61
Non-U.S. government bonds	—	916	—	—	916
Global fixed income [1]	—	104	—	193	297

Real estate	—	207	—	9	216

Insurance contracts	—	—	601	—	601

Cash, short-term instruments and other [2]	35	156	—	—	191
Total non-U.S. pension assets	$338	$2,025	$601	$239	$3,203

[1] Includes funds that invest in both U.S. and non-U.S. securities.
[2] Includes funds that invest in multiple asset classes, hedge funds and other.

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$46	$—	$—	$3	$49
Non-U.S. equities	23	—	—	3	26

Fixed income securities:
U.S. corporate bonds	—	—	—	21	21

Cash, short-term instruments and other	—	—	—	32	32
Total other postretirement benefit assets	$69	$—	$—	$59	$128

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets at Fair Value
Other Postretirement Benefits
Equity securities:
U.S. equities	$41	$—	$—	$2	$43
Non-U.S. equities	18	—	—	2	20

Fixed income securities:
U.S. corporate bonds	—	—	—	20	20

Cash, short-term instruments and other	—	—	—	5	5
Total other postretirement benefit assets	$59	$—	$—	$29	$88

The activity attributable to U.S. pension assets measured at fair value using Level 3 inputs for the years ended December 31, 2025 and 2024 was insignificant. The activity in our non-U.S. pension Level 3 assets involved insurance contracts. During 2025, activity was settlements of $58 million and unrealized gains of $34 million. During 2024, activity was settlements of $59 million and unrealized losses of $15 million. We valued these instruments using pricing models that, in management’s judgment, reflect the assumptions a market participant would use.

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

These 401(k) plans include various investment funds, including a non-leveraged employee stock ownership plan (ESOP). As of December 31, 2025 and 2024, the ESOP held 9.6 million and 10.4 million shares, respectively. We allocate all of the shares held by the ESOP to participant accounts. Dividends paid to participants are automatically reinvested into company shares unless the participant elects to have all or a portion of the dividend paid to the participant. Various other U.S. and non-U.S. defined contribution plans generally allow eligible employees to contribute a portion of their cash compensation to the plans, and in most cases, we provide a matching contribution to the funds.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

(Millions of dollars)	2025	2024	2023
U.S. plans [1]	$696	$610	$567
Non-U.S. plans	139	131	114
	$835	$741	$681

1 Includes costs related to our non-qualified deferred compensation plans. We utilize total return swaps to economically hedge this exposure to offset the related costs. See Note 4 for additional information.

For our U.S. plans, changes in annual defined contribution costs are primarily due to fair value adjustments related to our non-qualified deferred compensation plans.

13.Short-term borrowings

	December 31,
(Millions of dollars)	2025	2024
Machinery, Power & Energy:
Notes payable to banks	$—	$—
	—	—
Financial Products:
Commercial paper	5,408	3,946
Notes payable to banks	106	165
Demand notes	—	282
	5,514	4,393
Total short-term borrowings	$5,514	$4,393

The weighted-average interest rates on short-term borrowings outstanding were:

	December 31,
	2025	2024
Commercial paper	3.8%	4.5%
Notes payable to banks	10.1%	10.8%
Demand notes	—%	4.2%

Please refer to Note 18 for fair value information on short-term borrowings.

14. Long-term debt

		December 31,
(Millions of dollars)	Effective Yield to Maturity [1]	2025	2024
Machinery, Power & Energy:
Notes—$759 million of 5.200% due 2041 [2]	5.27%	$753	$753
Debentures—$193 million of 6.625% due 2028 [2]	6.68%	193	193
Debentures—$500 million of 2.600% due 2029 [2]	2.67%	499	498
Debentures—$800 million of 2.600% due 2030 [2]	2.72%	796	796
Debentures—$500 million of 1.900% due 2031 [2]	2.04%	497	496
Debentures—$242 million of 7.300% due 2031 [2]	7.38%	241	241
Debentures—$1,700 million of 5.200% due 2035 [2]	5.30%	1,688	—
Debentures—$307 million of 5.300% due 2035 [2]	8.64%	241	237
Debentures—$460 million of 6.050% due 2036 [2]	6.12%	457	457
Debentures—$65 million of 8.250% due 2038 [2]	8.38%	64	64
Debentures—$160 million of 6.950% due 2042 [2]	7.02%	158	158
Debentures—$1,722 million of 3.803% due 2042 [2]	6.39%	1,395	1,375
Debentures—$500 million of 4.300% due 2044	4.39%	494	494
Debentures—$1,000 million of 3.250% due 2049 [2]	3.34%	985	984
Debentures—$1,200 million of 3.250% due 2050 [2]	3.32%	1,187	1,186
Debentures—$300 million of 5.500% due 2055 [2]	5.74%	289	—
Debentures—$500 million of 4.750% due 2064	4.81%	494	494
Debentures—$246 million of 7.375% due 2097 [2]	7.51%	241	241
Finance lease obligations & other [3]		6	(103)
Total Machinery, Power & Energy		10,678	8,564
Financial Products:
Medium-term notes		19,675	18,568
Other		343	219
Total Financial Products		20,018	18,787
Total long-term debt due after one year		$30,696	$27,351

1    Effective yield to maturity includes the impact of discounts, premiums and debt issuance costs.
2    Redeemable at our option in whole or in part at any time at a redemption price equal to the greater of (i) 100% of the principal amount or (ii) the discounted present value of the notes or debentures, calculated in accordance with the terms of such notes or debentures.
3    Includes $(88) million and $(170) million of mark-to-market adjustments related to fair value interest rate swap contracts as of December 31, 2025 and 2024, respectively.

All outstanding notes and debentures are unsecured and rank equally with one another.

On May 12, 2025, we issued $1.7 billion of 5.200% Senior Notes due 2035 and $300 million 5.500% Senior Notes due 2055. Interest on each series of notes will be paid semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.

Cat Financial’s medium-term notes are offered by prospectus and are issued through agents at fixed and floating rates. Medium-term notes due after one year have a weighted average interest rate of 3.8% with remaining maturities up to 5 years at December 31, 2025.

The aggregate amounts of maturities of long-term debt during each of the years 2026 through 2030, including amounts due within one year and classified as current, are:

	December 31,
(Millions of dollars)	2026	2027	2028	2029	2030
Machinery, Power & Energy	$35	$30	$219	$522	$805
Financial Products	7,085	8,890	7,528	2,590	456
	$7,120	$8,920	$7,747	$3,112	$1,261

Medium-term notes of $1.75 billion maturing in the first quarter of 2026 were excluded from the current maturities of long-term debt in Statement 3 as of December 31, 2025 due to a $1.75 billion issuance of medium-term notes on January 8, 2026 of which $1.25 billion and $500 million mature in 2028 and 2031, respectively. The preceding maturity table reflects the reclassification of $1.75 billion from maturities in 2026 to $1.25 billion in 2028 and $500 million in 2031.

Interest paid on short-term and long-term borrowings for 2025, 2024 and 2023 was $1,842 million, $1,738 million and $1,435 million, respectively.

Please refer to Note 18 for fair value information on long-term debt.

15.Credit commitments

	December 31, 2025
(Millions of dollars)	Consolidated	Machinery, Power & Energy	Financial Products
Credit lines available:
Global credit facilities	$11,500	$2,875	$8,625
Other external	4,337	896	3,441
Total credit lines available	15,837	3,771	12,066
Less: Commercial paper outstanding	(5,408)	—	(5,408)
Less: Utilized credit	(771)	—	(771)
Available credit	$9,658	$3,771	$5,887

As of December 31, 2025, we had three global credit facilities with a syndicate of banks totaling $11.50 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to MP&E as of December 31, 2025 was $2.88 billion. Information on our Credit Facility is as follows:

•In August 2025, we entered into a new 364-day facility. The 364-day facility of $3.50 billion (of which $875 million is available to MP&E) expires in August 2026.
•In August 2025, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $3.00 billion (of which $750 million is available to MP&E) expires in August 2028.
•In August 2025, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $5.00 billion (of which $1.25 billion is available to MP&E) expires in August 2030.
Other consolidated credit lines with banks as of December 31, 2025 totaled $4.34 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At December 31, 2025, there were no borrowings under the Credit Facility, and Caterpillar and Cat Financial were in compliance with their respective financial covenants under the Credit Facility.

16.Profit per share

Computations of profit per share:
(Dollars in millions except per share data)	2025	2024	2023
Profit for the period (A) [1]	$8,884	$10,792	$10,335
Determination of shares (in millions):
Weighted average number of common shares outstanding (B)	470.0	486.7	510.6
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.3	2.7	3.0
Average common shares outstanding for fully diluted computation (C) [2]	472.3	489.4	513.6
Profit per share of common stock:
Assuming no dilution (A/B)	$18.90	$22.17	$20.24
Assuming full dilution (A/C) [2]	$18.81	$22.05	$20.12
Shares outstanding as of December 31, (in millions)	465.3	477.9	499.4
1Profit attributable to common shareholders.
2Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the years ended December 31, 2025, 2024 and 2023, we excluded 0.1 million, 0.3 million and 0.8 million of outstanding stock options, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

In May 2022, the Board approved a new share repurchase authorization (the 2022 Authorization) of up to $15.0 billion of Caterpillar common stock effective August 1, 2022, with no expiration. In June 2024, the Board approved an additional share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of March 31, 2025, the 2022 Authorization was fully utilized and as of December 31, 2025, approximately $14.9 billion remained available under the 2024 Authorizations.

During 2025, 2024 and 2023, we repurchased 14.1 million, 23.4 million and 19.5 million shares of Caterpillar common stock, respectively, at an aggregate cost of $5.2 billion, $8.0 billion and $4.7 billion, respectively. We made these purchases through a combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions.

In the first quarter of 2025, we entered into ASR agreements to repurchase an aggregate of $3.0 billion of common stock. We advanced $3.0 billion and received approximately 5.7 million shares of Caterpillar common stock with a value of $2.1 billion. In the fourth quarter of 2025, upon final settlement of the ASRs, we received approximately 2.4 million additional shares.

17.Accumulated other comprehensive income (loss)

We present comprehensive income and its components in Statement 2. Changes in the balances for each component of AOCI were as follows:

(Millions of dollars)
	2025	2024	2023
Foreign currency translation
Beginning balance	$(2,310)	$(1,782)	$(2,328)
Gains (losses) on foreign currency translation	559	(535)	32
Less: Tax provision /(benefit)	2	21	(21)
Net gains (losses) on foreign currency translation	557	(556)	53
(Gains) losses reclassified to earnings	—	28	493
Less: Tax provision /(benefit)	—	—	—
Net (gains) losses reclassified to earnings	—	28	493
Other comprehensive income (loss), net of tax	557	(528)	546
Ending balance	$(1,753)	$(2,310)	$(1,782)

Pension and other postretirement benefits
Beginning balance	$(61)	$(49)	$(39)
Current year prior service credit (cost)	(7)	—	1
Less: Tax provision /(benefit)	(2)	—	—
Net current year prior service credit (cost)	(5)	—	1
Amortization of prior service (credit) cost	(4)	(14)	(12)
Less: Tax provision /(benefit)	—	(2)	(1)
Net amortization of prior service (credit) cost	(4)	(12)	(11)
Other comprehensive income (loss), net of tax	(9)	(12)	(10)
Ending balance	$(70)	$(61)	$(49)

Derivative financial instruments
Beginning balance	$(46)	$67	$28
Gains (losses) deferred	163	64	48
Less: Tax provision /(benefit)	38	27	11
Net gains (losses) deferred	125	37	37
(Gains) losses reclassified to earnings	(53)	(207)	3
Less: Tax provision /(benefit)	(13)	(57)	1
Net (gains) losses reclassified to earnings	(40)	(150)	2
Other comprehensive income (loss), net of tax	85	(113)	39
Ending balance	$39	$(46)	$67

Available-for-sale securities
Beginning balance	$(54)	$(56)	$(118)
Gains (losses) deferred	78	(2)	72
Less: Tax provision /(benefit)	18	—	11
Net gains (losses) deferred	60	(2)	61
(Gains) losses reclassified to earnings	8	4	1
Less: Tax provision /(benefit)	2	—	—
Net (gains) losses reclassified to earnings	6	4	1
Other comprehensive income (loss), net of tax	66	2	62
Ending balance	$12	$(54)	$(56)

Total AOCI Ending Balance at December 31,	$(1,772)	$(2,471)	$(1,820)

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

See Note 4 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in Statement 3 as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	74	—	—	74

Corporate debt securities
Corporate bonds and other debt securities	—	2,480	—	—	2,480
Asset-backed securities	—	273	—	—	273

Mortgage-backed debt securities
U.S. governmental agency	—	572	—	—	572
Residential	—	1	—	—	1
Commercial	—	139	—	—	139
Total debt securities	10	3,539	—	—	3,549
Equity securities
Large capitalization value	283	—	—	—	283
Smaller company growth	65	—	—	—	65
REIT	—	—	—	174	174
Total equity securities	348	—	—	174	522
Derivative financial instruments - assets
Foreign currency contracts - net	—	204	—	—	204
Commodity contracts - net	—	8	—	—	8
Total assets	$358	$3,751	$—	$174	$4,283

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$40	$—	$—	$40
Total return swap contracts - net	—	1	—	—	1
Total liabilities	$—	$41	$—	$—	$41

	December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	68	—	—	68

Corporate debt securities
Corporate bonds and other debt securities	—	3,170	—	—	3,170
Asset-backed securities	—	219	—	—	219

Mortgage-backed debt securities
U.S. governmental agency	—	443	—	—	443
Residential	—	2	—	—	2
Commercial	—	130	—	—	130
Total debt securities	10	4,032	—	—	4,042
Equity securities
Large capitalization value	261	—	—		261
Smaller company growth	41	—	—		41
REIT	—	—	—	167	167
Total equity securities	302	—	—	167	469
Derivative financial instruments - assets
Foreign currency contracts - net	—	117	—	—	117
Total assets	$312	$4,149	$—	$167	$4,628

Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$191	$—	$—	$191
Commodity contracts - net	—	2	—	—	2
Total return swap contracts - net	—	33	—	—	33
Total liabilities	$—	$226	$—	$—	$226

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables’ effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $63 million and $59 million as of December 31, 2025 and 2024, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	2025		2024
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets at December 31,
Finance receivables–net (excluding finance leases 1)	$17,922	$17,648	$16,180	$15,788	3	Note 7
Wholesale inventory receivables–net (excluding finance leases 1)	1,931	1,871	1,568	1,527	3	Note 7

Liabilities at December 31,
Long-term debt (including amounts due within one year):
Machinery, Power & Energy	10,713	10,363	8,610	7,980	2	Note 14
Financial Products	27,103	27,204	25,406	25,304	2	Note 14
 1 Represents finance leases and failed sale leasebacks of $7,189 million and $6,769 million at December 31, 2025 and 2024, respectively.

19.Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in Statement 3, were $936 million and $830 million at December 31, 2025 and 2024, respectively.

The rollforward of our outstanding obligations confirmed as valid under the Programs for the Years ended December 31, were as follows:

(Millions of dollars)	2025	2024
Confirmed obligations outstanding, beginning of period	$830	$803
Invoices confirmed during the period	5,669	5,140
Confirmed invoices paid during the period	(5,563)	(5,113)
Confirmed obligations outstanding, end of period	$936	$830

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

The components of lease costs were as follows:

(Millions of dollars)
	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$192	$185	$189
Short-term lease cost	$67	$65	$62

We recognize operating lease right-of-use assets in Other assets in Statement 3. We recognize the operating lease liabilities in Other current liabilities and Other liabilities.

Supplemental information related to leases was as follows:

(Millions of dollars)
	December 31, 2025	December 31, 2024
Operating Leases
Other assets	$708	$592
Other current liabilities	$158	$143
Other liabilities	$570	$459

Weighted average remaining lease term
Operating leases	7 years	7 years

Weighted average discount rates
Operating leases	4%	3%

Maturities of operating lease liabilities were as follows:

(Millions of dollars)	December 31, 2025
Amounts Due In
2026	$183
2027	149
2028	115
2029	98
2030	74
Thereafter	223
Total lease payments	842
Less: Imputed interest	(114)
Total	$728

Supplemental cash flow information related to leases was as follows:

(Millions of dollars)
	Years ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$185	$179	$180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$259	$187	$148

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

The carrying amount of equipment leased to others, included in Property, plant and equipment - net in Statement 3, under operating leases was as follows:

	December 31,
(Millions of dollars)	2025	2024
Equipment leased to others - at original cost	$6,004	$5,701
Less: Accumulated depreciation	(1,999)	(1,927)
Equipment leased to others - net	$4,005	$3,774

Payments due for operating leases as of December 31, 2025, were as follows:

(Millions of dollars)
2026	2027	2028	2029	2030	Thereafter	Total
$896	$598	$397	$200	$104	$80	$2,275

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on Statement 1, were as follows:

(Millions of dollars)
	Year ended December 31,
	2025	2024	2023
Finance lease revenue	$473	$440	$420
Operating lease revenue	1,216	1,212	1,166
Total	$1,689	$1,652	$1,586

We present revenues net of sales and other related taxes.

21.Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $458 million and $368 million at December 31, 2025 and 2024, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of December 31, 2025 and 2024, the SPC’s assets of $1.19 billion and $1.14 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.19 billion and $1.14 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Cat Financial has commitments to extend credit to customers and Caterpillar dealers through lines of credit and other pre-approved credit arrangements. Cat Financial applies the same credit policies and approval process for these commitments as we do for other financing. If credit is extended, collateral is generally required upon funding. The unused commitments to extend credit to customers and dealers that are not unconditionally cancellable were $901 million and $291 million at December 31, 2025, respectively. Cat Financial also has other pre-approved lines of credit and other credit arrangements with Caterpillar dealers that we generally have the right to unconditionally cancel, alter, or amend the terms for these at any time.

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

The reconciliation of the change in our product warranty liability balances for the years ended December 31, was as follows:

(Millions of dollars)	2025	2024
Warranty liability, beginning of period	$1,700	$1,894
Reduction in liability (payments)	(836)	(824)
Increase in liability (new warranties)	762	630
Warranty liability, end of period	$1,626	$1,700

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

Three of our operating segments, Construction Industries, Resource Industries and Power & Energy are led by Group Presidents. One operating segment, Financial Products, is led by the CFO who also has responsibility for Corporate Services. Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads one smaller operating segment that is included in the All Other Segment. The Law, Security and Public Policy Division and the Human Resources Organization are cost centers and do not meet the definition of an operating segment.

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

Segment information for 2024 and 2023 has been retrospectively adjusted to conform to the 2025 presentation.

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

Power & Energy: A segment primarily responsible for supporting customers using reciprocating engines, turbines, diesel-electric locomotives and related services across industries serving Oil and Gas, Power Generation, Industrial and Transportation applications, including marine- and rail-related businesses as well as product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the marine and oil and gas industries; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; electrified powertrain and zero-emission power sources and service solutions development; and diesel-electric and hybrid locomotives and components and other rail-related products and services, including remanufacturing and leasing. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and components and remanufacturing services for other companies. Inter-segment sales are a source of revenue for this segment.

Financial Products Segment: Provides financing alternatives to customers and dealers around the world for Caterpillar products and services, as well as financing for power generation facilities that incorporate Caterpillar products. Financing plans include operating and finance leases, revolving charge accounts, installment sale contracts, repair/rebuild financing, working capital loans and wholesale financing plans. The segment also provides insurance and risk management products and services that help customers and dealers manage their business risk. Insurance and risk management products offered include physical damage insurance, inventory protection plans, extended service coverage and maintenance plans for machines and engines, and dealer property and casualty insurance. The various forms of financing, insurance and risk management products offered to customers and dealers help support the purchase and lease of Caterpillar equipment. The segment also earns revenues from Machinery, Power & Energy, but the related costs are not allocated to operating segments. Financial Products’ segment profit is determined on a pretax basis and includes other income/expense items.

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

C. Segment measurement and reconciliations

We determine the segment profit of Construction Industries, Resource Industries, Power & Energy and our All Other Segment on a pretax basis and exclude most interest expense and certain other income (expense) items. We determine Financial Products Segment profit on a pretax basis and include other income (expense) items.

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

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•For Construction Industries, Resource Industries, Power & Energy and our All Other Segment, net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances. We generally manage at the corporate level liabilities other than accounts payable and customer advances, and we do not include these in segment operations. Financial Products Segment assets generally include all categories of assets.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 121 to 122 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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
For the years ended December 31, 2025, 2024 and 2023, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
2025
Construction Industries	$14,064	$2,358	$4,595	$3,783	$24,800		$260	$25,060
Resource Industries	4,643	2,292	2,061	3,189	12,185		289	12,474
Power & Energy	15,558	1,985	5,717	3,883	27,143		5,058	32,201
Financial Products Segment	2,841	442	511	426	4,220	[1]	—	4,220
Total sales and revenues from reportable segments	37,106	7,077	12,884	11,281	68,348		5,607	73,955
All Other Segment	26	—	6	14	46		281	327
Corporate Items and Eliminations	(523)	(89)	(97)	(96)	(805)		(5,888)	(6,693)
Total Sales and Revenues	$36,609	$6,988	$12,793	$11,199	$67,589		$—	$67,589

2024
Construction Industries	$14,576	$2,553	$4,315	$3,900	$25,344		$111	$25,455
Resource Industries	4,597	2,079	1,809	3,615	12,100		371	12,471
Power & Energy	13,005	1,763	5,787	3,533	24,088		4,766	28,854
Financial Products Segment	2,702	402	505	444	4,053	[1]	—	4,053
Total sales and revenues from reportable segments	34,880	6,797	12,416	11,492	65,585		5,248	70,833
All Other Segment	20	(2)	7	11	36		308	344
Corporate Items and Eliminations	(503)	(87)	(107)	(115)	(812)		(5,556)	(6,368)
Total Sales and Revenues	$34,397	$6,708	$12,316	$11,388	$64,809		$—	$64,809

2023
Construction Industries	$15,343	$2,307	$5,254	$4,390	$27,294		$124	$27,418
Resource Industries	5,292	2,040	2,075	3,922	13,329		340	13,669
Power & Energy	11,982	1,983	5,929	3,461	23,355		4,646	28,001
Financial Products Segment	2,440	416	491	438	3,785	[1]	—	3,785
Total sales and revenues from reportable segments	35,057	6,746	13,749	12,211	67,763		5,110	72,873
All Other Segment	28	(1)	12	6	45		318	363
Corporate Items and Eliminations	(479)	(80)	(88)	(101)	(748)		(5,428)	(6,176)
Total Sales and Revenues	$34,606	$6,665	$13,673	$12,116	$67,060		$—	$67,060

1 Includes revenues from Construction Industries, Resource Industries, Power & Energy and All Other Segment of $712 million, $711 million and $690 million in the years ended December 31, 2025, 2024 and 2023, respectively.

For the years ended December 31, 2025, 2024 and 2023, Power & Energy segment sales by end user application were as follows:

Power & Energy External Sales

(Millions of dollars)
	2025	2024	2023
Oil and Gas	$7,502	$6,980	$6,988
Power Generation	10,275	7,756	6,362
Industrial	4,071	3,990	4,871
Transportation	5,295	5,362	5,134
Power & Energy External Sales	$27,143	$24,088	$23,355

Profit from Reportable Segments
(Millions of dollars)

	Construction Industries	Resource Industries	Power & Energy	Financial Products Segment	Total from Reportable Segments
2025
Sales and revenues	$25,060	$12,474	$32,201	$4,220	$73,955
Less [1]:
Cost of goods sold	18,393	9,018	22,474	—	49,885
SG&A/R&D [2]	1,902	1,513	3,330	829	7,574
Other segment items [3]	90	(45)	(21)	2,425	2,449
Segment Profit	$4,675	$1,988	$6,418	$966	$14,047

2024
Sales and revenues	$25,455	$12,471	$28,854	$4,053	$70,833
Less [1]:
Cost of goods sold	17,326	8,452	19,796	—	45,574
SG&A/R&D [2]	1,931	1,460	3,241	771	7,403
Other segment items [3]	33	21	81	2,350	2,485
Segment Profit	$6,165	$2,538	$5,736	$932	$15,371

2023
Sales and revenues	$27,418	$13,669	$28,001	$3,785	$72,873
Less [1]:
Cost of goods sold	18,658	9,439	19,875	—	47,972
SG&A/R&D [2]	1,844	1,395	3,084	691	7,014
Other segment items [3]	(59)	(1)	106	2,185	2,231
Segment Profit	$6,975	$2,836	$4,936	$909	$15,656

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

[3] Other segment items for each reportable segment primarily includes:

Construction Industries/Resource Industries/Power & Energy – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, and equity in (profit) loss of unconsolidated affiliated companies.

Financial Products Segment – interest expense, Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses and investment and interest income, and foreign exchange (gains) losses.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)
	2025	2024	2023
Total profit from reportable segments	14,047	15,371	15,656
Profit from All Other Segment	(8)	43	16
Cost centers	(11)	(1)	(7)
Corporate costs	(1,006)	(889)	(913)
Timing	(175)	133	(30)
Restructuring costs	(445)	(359)	(780)
Methodology differences:
Inventory/cost of sales	49	33	160
Postretirement benefit income (expense)	185	67	(65)
Stock-based compensation expense	(230)	(223)	(208)
Financing costs	(180)	(126)	(91)
Currency	(81)	145	6
Goodwill impairment charge	—	—	—
Other income/expense methodology differences	(470)	(740)	(624)
Other methodology differences	(134)	(81)	(70)
Total consolidated profit before taxes	$11,541	$13,373	$13,050

Reconciliation of Assets:
(Millions of dollars)	December 31,
	2025	2024
Assets from reportable segments:
Construction Industries	$5,442	$5,546
Resource Industries	6,087	6,082
Power & Energy	11,387	11,772
Financial Products Segment	41,476	36,925
Total assets from reportable segments	64,392	60,325
Assets from All Other Segment	1,516	1,403
Items not included in segment assets:
Cash and cash equivalents	9,333	6,165
Deferred income taxes	2,749	3,194
Goodwill and intangible assets	4,669	4,478
Property, plant and equipment – net and other assets	4,689	4,808
Inventory methodology differences	(3,622)	(3,560)
Liabilities included in segment assets	15,330	11,973
Other	(471)	(1,022)
Total assets	$98,585	$87,764

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	2025	2024	2023
Depreciation and amortization from reportable segments:
Construction Industries	$266	$233	$221
Resource Industries	252	230	277
Power & Energy	661	578	551
Financial Products Segment	719	740	731
Total depreciation and amortization from reportable segments	1,898	1,781	1,780
Items not included in segment depreciation and amortization:
All Other Segment	267	284	261
Cost centers	103	95	91
Other	(6)	(7)	12
Total depreciation and amortization	$2,262	$2,153	$2,144

Reconciliation of Capital expenditures:
(Millions of dollars)
	2025	2024	2023
Capital expenditures from reportable segments:
Construction Industries	$358	$323	$376
Resource Industries	353	228	210
Power & Energy	1,774	1,279	944
Financial Products Segment	1,341	1,085	1,299
Total capital expenditures from reportable segments	3,826	2,915	2,829
Items not included in segment capital expenditures:
All Other Segment	254	285	295
Cost centers	98	193	102
Timing	22	(149)	(44)
Other	86	(29)	(90)
Total capital expenditures	$4,286	$3,215	$3,092

Enterprise-wide Disclosures:
Information about Geographic Areas:
				Property, plant and equipment - net
	External sales and revenues [1]			December 31,
(Millions of dollars)	2025	2024	2023	2025	2024
Inside United States	$32,880	$30,624	$31,053	$9,455	$8,213
Outside United States	34,709	34,185	36,007	5,685	5,148
Total	$67,589	$64,809	$67,060	$15,140	$13,361

[1] Sales of MP&E are based on dealer or customer location. Revenues from services provided are based on where service is rendered.

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

Restructuring costs for 2025, 2024 and 2023 were as follows:

(Millions of dollars)	2025	2024	2023
Employee separations [1]	$106	$64	$74
Divestitures [1]	30	164	586
Contract terminations [1]	4	7	7
Long-lived asset impairments [1]	17	6	3
Other [2]	291	118	110
Total restructuring (income) costs	$448	$359	$780

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management and accelerated depreciation, all of which are primarily included in Cost of goods sold.

The restructuring costs in 2025 were related to restructuring actions across the company including write-downs in the value of inventory in the Rail division. The restructuring costs in 2024 were related to restructuring actions across the company including the divestitures of certain non-U.S. entities. The restructuring costs in 2023 were primarily related to the divestiture of the company's Longwall business within Resource Industries.
In 2025, 2024 and 2023, all restructuring costs were excluded from segment profit.

25. Subsequent event

On February 3, 2026, the Federal Court of Australia approved Caterpillar's acquisition of RPMGlobal Holdings Limited, an Australian based software company. The transaction is expected to close in the final two weeks of February with a purchase price of approximately $790 million, excluding cash acquired. RPMGlobal is a leading provider of mining software solutions with deep domain expertise in mining technology enablement and data-driven software solutions at every stage of the mining lifecycle.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on the company’s internal control over financial reporting as of December 31, 2025 is included on page 55 of Part II, Item 8 “Financial Statements and Supplementary Data.” The effectiveness of the company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on pages 56-57 of Part II, Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.Other Information.

On August 28, 2025, Andrew R.J. Bonfield, Chief Financial Officer of the Company, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) November 13, 2026 and (2) the date on which an aggregate of 20,000 shares of our common stock have been sold under the plan.

On November 21, 2025, Joseph E. Creed, Chief Executive Officer of the Company, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) March 5, 2026 and (2) the date on which an aggregate of 2,500 shares of our common stock have been sold under the plan.

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

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1D of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

If applicable, information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Shareholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

If applicable, information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2026 Proxy Statement.

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

The other information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2026 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:
Equity Compensation Plan Information
(as of December 31, 2025)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,710,403	$220.52	39,336,515
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,710,403	$220.52	39,336,515

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Dallas, Texas, Auditor Firm ID: 238.

Information required by this Item is incorporated by reference from the 2026 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibits:
3.1	Restated Certificate of Incorporation, effective February 3, 2021 (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K filed February 9, 2021)
3.2	Bylaws amended and restated as of January 6, 2026 (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 6, 2026)
4.1	Indenture dated as of May 1, 1987, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 filed February 19, 1997)
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

4.7	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 28, 2012)
4.8	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K, filed August 28, 2012)
4.9	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012)
4.10	Form of 4.30% Senior Note due 2044 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.11	Form of 4.75% Senior Note due 2064 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on May 8, 2014)
4.12	Form of 2.600% Senior Note due 2029 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.13	Form of 3.250% Senior Note due 2049 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 19, 2019)
4.14	Form of 2.600% Senior Notes due 2030 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 9, 2020)
4.15	Form of 3.250% Senior Notes due 2050 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 9, 2020)
4.16	Form 1.900% Senior Notes due 2031 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2021)
4.17	Form of 5.200% Senior Note due 2035 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 15, 2025)
4.18	Form of 5.500% Senior Note due 2055 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 15, 2025)
4.19	Description of Securities (incorporated by reference from Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
10.1	Caterpillar Inc. 2023 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 20, 2023)*
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
10.39
Credit Agreement (2025 364-Day Facility), dated August 28, 2025, among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as agent, Citibank Europe PLC, UK Branch, as Local Currency Agent, and MUFG Bank, Ltd. as Japan Local Currency Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 3, 2025)

10.40
CIF Local Currency Addendum to the 2025 364-Day Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.41
CIF LUX Local Currency Addendum to the 2025 364-Day Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.42
Japan Local Currency Addendum, dated as of August 28, 2025, to the Credit Agreement (2025 364-Day Facility) (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 3, 2025)

10.43
Fourth Amended and Restated Credit Agreement (3-Year Facility) dated August 28, 2025, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.44
CIF Local Currency Addendum to the 3-Year Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.45
CIF LUX Local Currency Addendum to the 3-Year Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.46
Japan Local Currency Addendum to the 3-Year Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.47
Fourth Amended and Restated Credit Agreement (5-Year Facility) dated August 28, 2025, among the Company, Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company and Caterpillar Finance Kabushiki Kaisha, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank Europe plc, UK Branch, as Local Currency Agent, and MUFG Bank, LTD., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 3, 2025)

10.48
CIF Local Currency Addendum to the Five-Year Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed September 3, 2025)

10.49
CIF LUX Local Currency Addendum to the Five-Year Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar International Finance Designated Activity Company, the Local Currency Banks named therein, Citibank, N.A., as Agent, and Citibank Europe plc, UK Branch, as Local Currency Agent (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed September 3, 2025)

10.50
Japan Local Currency Addendum to the 5-Year Facility dated August 28, 2025, among Caterpillar Financial Services Corporation, Caterpillar Finance Kabushiki Kaisha, the Japan Local Currency Banks named therein, Citibank, N.A., as Agent, and MUFG Bank, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed September 3, 2025)

10.51
Caterpillar Inc. 2014 Long-Term Incentive Plan, amended and restated effective October 8, 2019 (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)*

10.52
First Amendment to Caterpillar Inc. 2014 Long-Term Incentive Plan, effective July 1, 2022 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.53
Form of Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.54
Form of Restricted Stock Unit Award for Directors pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.55
Form of Nonqualified Stock Options Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.56
Form of Performance-Based Restricted Stock Unit Award pursuant to the 2014 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*

10.57
First Amended and Restated Aircraft Time Sharing Agreement, dated as of April 28, 2025 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)*

10.58	Aircraft Time Sharing Agreement, dated as of May 7, 2025 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)*
19	Caterpillar Inc. Insider Trading Policy (as adopted January 30, 2025)
21	Subsidiaries and Affiliates of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer of Caterpillar Inc. and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Caterpillar Inc. Incentive Compensation Clawback Policy (as adopted October 11, 2023)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)
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

CATERPILLAR INC.
Registrant

February 13, 2026	By:	/s/ Derek Owens
Derek Owens
Chief Legal Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer and Director
February 13, 2026	/s/ Joseph E. Creed
Joseph E. Creed

February 13, 2026	/s/ Andrew R.J. Bonfield	Chief Financial Officer
Andrew R.J. Bonfield

February 13, 2026	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp

February 13, 2026	/s/ D. James Umpleby III	Executive Chairman
D. James Umpleby III

February 13, 2026	/s/ James C. Fish, Jr.	Director
James C. Fish, Jr.

February 13, 2026	/s/ Gerald Johnson	Director
Gerald Johnson

February 13, 2026	/s/ Nazzic S. Keene	Director
Nazzic S. Keene

February 13, 2026	/s/ David W. MacLennan	Director
David W. MacLennan

February 13, 2026	/s/ Judith F. Marks	Director
Judith F. Marks

February 13, 2026	/s/ Debra L. Reed-Klages	Lead Independent Director
Debra L. Reed-Klages

February 13, 2026	/s/ Susan C. Schwab	Director
Susan C. Schwab

February 13, 2026	/s/ Rayford Wilkins, Jr.	Director
Rayford Wilkins, Jr.