Form 10-Q
period 2026-03-31
CATERPILLAR INC
filed 2026-05-06
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

At March 31, 2026, 460,637,026 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2026	2025
Sales and revenues:
Sales of Machinery, Power & Energy	$16,473	$13,378
Revenues of Financial Products	942	871
Total sales and revenues	17,415	14,249

Operating costs:
Cost of goods sold	11,306	8,965
Selling, general and administrative expenses	1,816	1,593
Research and development expenses	537	480
Interest expense of Financial Products	345	326
Other operating (income) expenses	326	306
Total operating costs	14,330	11,670

Operating profit	3,085	2,579

Interest expense excluding Financial Products	134	116
Other income (expense)	260	107

Consolidated profit before taxes	3,211	2,570

Provision (benefit) for income taxes	670	574
Profit of consolidated companies	2,541	1,996

Equity in profit (loss) of unconsolidated affiliated companies	7	7

Profit of consolidated and affiliated companies	2,548	2,003

Less: Profit (loss) attributable to noncontrolling interests	(1)	—

Profit [1]	$2,549	$2,003

Profit per common share	$5.50	$4.22

Profit per common share – diluted [2]	$5.47	$4.20

Weighted-average common shares outstanding (millions)
– Basic	463.4	474.9
– Diluted [2]	465.8	477.1
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025

Profit of consolidated and affiliated companies	$2,548	$2,003
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	(47)	188
Pension and other postretirement benefits	—	(1)
Derivative financial instruments	(40)	57
Available-for-sale securities	(22)	22

Total other comprehensive income (loss), net of tax	(109)	266
Comprehensive income	2,439	2,269
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1)	—
Comprehensive income attributable to shareholders	$2,440	$2,269
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,072	$9,980
Receivables – trade and other	11,447	10,920
Receivables – finance	10,443	10,649
Prepaid expenses and other current assets	2,980	2,801
Inventories	19,626	18,135
Total current assets	48,568	52,485

Property, plant and equipment – net	15,249	15,140
Long-term receivables – trade and other	2,490	2,142
Long-term receivables – finance	14,341	14,272
Noncurrent deferred and refundable income taxes	2,419	2,882
Intangible assets	419	241
Goodwill	5,865	5,321
Other assets	6,199	6,102
Total assets	$95,550	$98,585

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$4,729	$5,514
Accounts payable	9,641	8,968
Accrued expenses	5,454	5,587
Accrued wages, salaries and employee benefits	1,434	2,554
Customer advances	4,382	3,314
Dividends payable	—	703
Other current liabilities	2,567	2,798
Long-term debt due within one year:
Machinery, Power & Energy	35	35
Financial Products	7,660	7,085
Total current liabilities	35,902	36,558

Long-term debt due after one year:
Machinery, Power & Energy	10,671	10,678
Financial Products	19,971	20,018
Liability for postemployment benefits	3,659	3,838
Other liabilities	6,687	6,175
Total liabilities	76,890	77,267
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/26 and 12/31/25 – 814,894,624) at paid-in amount	5,852	7,181
Treasury stock: (3/31/26 – 354,257,598 shares; 12/31/25 – 349,607,292 shares) at cost	(53,307)	(49,539)
Profit employed in the business	67,997	65,448
Accumulated other comprehensive income (loss)	(1,881)	(1,772)
Noncontrolling interests	(1)	—
Total shareholders’ equity	18,660	21,318
Total liabilities and shareholders’ equity	$95,550	$98,585
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	2,003	—	—	2,003
Foreign currency translation, net of tax	—	—	—	188	—	188
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	57	—	57
Available-for-sale securities, net of tax	—	—	—	22	—	22
Dividends declared	—	—	1	—	—	1
Common shares issued from treasury stock for stock-based compensation: 625,045	(53)	(11)	—	—	—	(64)
Stock-based compensation expense	45	—	—	—	—	45
Common shares repurchased: 7,515,281 [1]	—	(2,760)	—	—	—	(2,760)
Outstanding authorized accelerated share repurchases	(900)	—	—	—	—	(900)
Other	10	(25)	—	—	—	(15)
Balance at March 31, 2025	$6,043	$(47,127)	$61,356	$(2,205)	$3	$18,070

Three Months Ended March 31, 2026
Balance at December 31, 2025	$7,181	$(49,539)	$65,448	$(1,772)	$—	$21,318
Profit (loss) of consolidated and affiliated companies	—	—	2,549	—	(1)	2,548
Foreign currency translation, net of tax	—	—	—	(47)	—	(47)
Derivative financial instruments, net of tax	—	—	—	(40)	—	(40)
Available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Common shares issued from treasury stock for stock-based compensation: 907,491	(39)	(58)	—	—	—	(97)
Stock-based compensation expense	54	—	—	—	—	54
Common shares repurchased: 5,557,798 [1]	—	(3,678)	—	—	—	(3,678)
Outstanding authorized accelerated share repurchases	(1,350)	—	—	—	—	(1,350)
Other	6	(32)	—	—	—	(26)
Balance at March 31, 2026	$5,852	$(53,307)	$67,997	$(1,881)	$(1)	$18,660

1 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in Millions)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,548	$2,003
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	595	540
Provision (benefit) for deferred income taxes	534	(38)
Other	68	78
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(801)	155
Inventories	(1,501)	(990)
Accounts payable	938	401
Accrued expenses	(202)	(198)
Accrued wages, salaries and employee benefits	(1,123)	(1,144)
Customer advances	1,328	713
Other assets – net	(184)	69
Other liabilities – net	(330)	(300)
Net cash provided by (used for) operating activities	1,870	1,289

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(728)	(710)
Expenditures for equipment leased to others	(323)	(208)
Proceeds from disposals of leased assets and property, plant and equipment	191	149
Additions to finance receivables	(3,890)	(3,209)
Collections of finance receivables	3,876	3,049
Proceeds from sale of finance receivables	13	7
Investments and acquisitions (net of cash acquired)	(788)	(2)
Proceeds from sale of businesses and investments (net of cash sold)	—	12
Proceeds from maturities and sale of securities	361	923
Investments in securities	(467)	(177)
Other – net	(20)	(9)
Net cash provided by (used for) investing activities	(1,775)	(175)

Cash flow from financing activities:
Dividends paid	(703)	(674)
Common stock issued, and other stock compensation transactions, net	(97)	(64)
Payments to purchase common stock	(5,028)	(3,660)
Proceeds from debt issued (original maturities greater than three months):
- Financial Products	3,908	2,633
Payments on debt (original maturities greater than three months):
- Machinery, Power & Energy	(10)	(27)
- Financial Products	(3,212)	(1,770)
Short-term borrowings – net (original maturities three months or less)	(808)	(934)
Net cash provided by (used for) financing activities	(5,950)	(4,496)
Effect of exchange rate changes on cash	(55)	54
Increase (decrease) in cash, cash equivalents and restricted cash	(5,910)	(3,328)
Cash, cash equivalents and restricted cash at beginning of period	9,986	6,896
Cash, cash equivalents and restricted cash at end of period	$4,076	$3,568
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                   A.  Nature of operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery, Power & Energy (MP&E) — The company defines MP&E as Caterpillar Inc. and its subsidiaries, excluding Financial Products. MP&E’s information relates to the design, manufacturing and marketing of its products.

Financial Products — The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2026 and 2025, (b) the consolidated comprehensive income for the three months ended March 31, 2026 and 2025, (c) the consolidated financial position at March 31, 2026 and December 31, 2025, (d) the consolidated changes in shareholders’ equity for the three months ended March 31, 2026 and 2025 and (e) the consolidated cash flow for the three months ended March 31, 2026 and 2025.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our company’s annual report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K).

The December 31, 2025 financial position data included herein is derived from the audited consolidated financial statements included in the 2025 Form 10-K but does not include all disclosures required by U.S. GAAP. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

Long-term receivables - trade and other in the Statement of Financial Position includes $850 million and $377 million at March 31, 2026 and December 31, 2025, respectively, for recoveries from over-payments made during the importation process. Current assets: Receivables - trade and other includes $154 million at March 31, 2026. There were no amounts included in Current assets: Receivables - trade and other at December 31, 2025.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. As of March 31, 2026, total IEEPA tariff costs were approximately $1.0 billion. The ruling did not address potential refunds, and therefore the ultimate availability, timing and amount of any potential refunds of these tariffs is highly uncertain. Based on the current facts and circumstances, we have determined that recovery of any funds is not probable. We will continue to monitor developments related to U.S. and foreign import and export policies that could impact our consolidated results of operations, financial position and cash flows.

2.                                   New accounting guidance

A. Adoption of new accounting standards

We consider the applicability and impact of all ASUs. We determined that the ASUs effective January 1, 2026 were either not applicable or did not have a material impact on our financial statements.

B. Accounting standards issued but not yet adopted

Disaggregation of income statement expenses (ASU 2024-03) — In November 2024, the Financial Accounting Standards Board (FASB) issued accounting guidance to enhance transparency into the nature and function of income statement expenses. The amendments require that, on an annual and interim basis, entities disclose disaggregated operating expense information about specific categories, including purchases of inventory, employee compensation, depreciation and amortization. The expanded annual disclosures are effective for our year ending December 31, 2027, and the expanded interim disclosures are effective in 2028, with early adoption permitted. We are in the process of evaluating the effect of this new guidance on the related disclosures.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $9,558 million, $9,402 million and $7,864 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively. Long-term trade receivables from dealers and end users were $1,060 million, $1,006 million and $640 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestone for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $233 million, $297 million and $238 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $6,032 million, $4,678 million and $2,745 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively. We reduce the contract liability when revenue is recognized. During the three months ended March 31, 2026 and 2025, we recognized $760 million and $683 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2026 and 2025.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. We report the estimated cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in the Consolidated Statement of Financial Position, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price in the subsequent period when the final discount is paid. The change in revenue during the three months ended March 31, 2026 and 2025 related to prior periods sales was inconsequential.

As of March 31, 2026, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $37.1 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following March 31, 2026. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $54 million and $45 million for the three months ended March 31, 2026 and 2025, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Shares Granted	Weighted-Average Fair Value Per Share	Shares Granted	Weighted-Average Fair Value Per Share
Stock options	125,266	$269.73	280,013	$105.92
RSUs	187,857	$749.50	403,407	$332.95
PRSUs	84,317	$921.73	167,301	$347.63

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock-options granted in the three months ended March 31, 2026 and 2025, respectively:

	Grant Year
	2026	2025
Weighted-average dividend yield	1.82%	2.13%
Weighted-average volatility	36.1%	30.5%
Range of volatilities	29.5% - 34.2%	26.6% - 32.6%
Range of risk-free interest rates	3.43% - 4.03%	4.13% - 4.40%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2026 and 2025 contain a market condition and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted in the three months ended March 31, 2026 and 2025, respectively:

	Grant Year
	2026	2025
Expected volatility of the Company's stock	36.7%	29.5%
Risk-free interest rate	3.46%	3.90%

As of March 31, 2026, the total remaining unrecognized compensation expense related to nonvested stock-based compensation awards was $402 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

We recognize all derivatives at their fair value in the Consolidated Statement of Financial Position. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow (cash flow hedge) or (3) an undesignated instrument. We record in current earnings changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk. For foreign exchange contracts designated as fair value hedges, the interim settlements are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument within Interest expense. We record in AOCI changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge, to the extent effective, in the Consolidated Statement of Financial Position until we reclassify them to earnings in the same period or periods during which the hedged transaction affects earnings.  We report changes in the fair value of undesignated derivative instruments in current earnings. We classify cash flows from designated derivative financial instruments within the same category as the item being hedged in the Consolidated Statement of Cash Flow.  We include cash flows from undesignated derivative financial instruments in the investing category in the Consolidated Statement of Cash Flow.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities in the Consolidated Statement of Financial Position and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

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

Our MP&E operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of March 31, 2026, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	March 31, 2026		December 31, 2025
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$293	$(222)	$364	$(147)
Interest rate contracts	52	(104)	59	(99)
Total	$345	$(326)	$423	$(246)

Undesignated derivatives
Foreign exchange contracts	$136	$(47)	$62	$(75)
Commodity contracts	37	(6)	10	(2)
Total return swap contracts	—	(41)	1	(2)
Total	$173	$(94)	$73	$(79)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of March 31, 2026 and December 31, 2025 were $30.3 billion and $29.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended March 31,
	Gains (Losses) Recognized in the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(174)	$78	$(101)	$—
Interest rate contracts	—	—	21	(2)	1	1
Fair Value Hedges
Foreign exchange contracts	—	—	(3)	—	(3)	—
Interest rate contracts	(3)	(18)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	18	(14)	—	—	—	—
Commodity contracts	42	8	—	—	—	—
Total return swap contracts	19	(26)	—	—	—	—
Total	$76	$(50)	$(156)	$76	$(103)	$1

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

The following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Long-term debt due within one year	$1,103	$602	$4	$3
Long-term debt due after one year	5,479	5,513	(71)	(37)
Total	$6,582	$6,115	$(67)	$(34)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of March 31, 2026 and December 31, 2025, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$518	$(420)	$496	$(325)
Financial Instruments Not Offset	(215)	215	(160)	160
Net Amount	$303	$(205)	$336	$(165)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	March 31, 2026	December 31, 2025
Raw materials	$8,047	$7,434
Work-in-process	2,000	1,598
Finished goods	9,179	8,725
Supplies	400	378
Total inventories	$19,626	$18,135

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	March 31, 2026
(Millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,097	$(1,909)	$188
Intellectual property	598	(396)	202
Other	121	(92)	29
Total finite-lived intangible assets	$2,816	$(2,397)	$419

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,012	$(1,877)	$135
Intellectual property	479	(399)	80
Other	117	(91)	26
Total finite-lived intangible assets	$2,608	$(2,367)	$241

During the first quarter of 2026, we acquired finite-lived intangible assets of $200 million due to the purchase of RPM Global. See Note 22 for details on the acquisition.

Amortization expense for the three months ended March 31, 2026 and 2025 was $41 million and $44 million, respectively.

Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Nine Months of 2026	2027	2028	2029	2030	Thereafter
$77	$60	$53	$50	$47	$132

B.  Goodwill

No goodwill was impaired during the three months ended March 31, 2026 or 2025.

The changes in carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 were as follows:

(Millions of dollars)	December 31, 2025	Acquisitions[3]	Other Adjustments [1]	March 31, 2026
Construction Industries
Goodwill	$264	$—	$(1)	$263
Impairments	(22)	—	—	(22)
Net goodwill	242	—	(1)	241
Resource Industries
Goodwill	5,086	546	8	5,640
Impairments	(2,100)	—	—	(2,100)
Net goodwill	2,986	546	8	3,540
Power & Energy
Goodwill	2,054	—	(8)	2,046
All Other [2]
Goodwill	39	—	(1)	38
Consolidated total
Goodwill	7,443	546	(2)	7,987
Impairments	(2,122)	—	—	(2,122)
Net goodwill	$5,321	$546	$(2)	$5,865

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other Segment (See Note 16).
3 See Note 22 - Acquisitions.

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	March 31, 2026			December 31, 2025
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	69	1	70	72	2	74

Corporate debt securities
Corporate bonds and other debt securities	2,539	1	2,540	2,457	23	2,480
Asset-backed securities	273	(1)	272	273	—	273

Mortgage-backed debt securities
U.S. governmental agency	584	(14)	570	580	(8)	572
Residential	5	(1)	4	2	(1)	1
Commercial	158	(3)	155	141	(2)	139
Total available-for-sale debt securities	$3,638	$(17)	$3,621	$3,535	$14	$3,549

Available-for-sale debt securities in an unrealized loss position:

	March 31, 2026
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$30	$1	$30	$1

Corporate debt securities
Corporate bonds	1,023	7	318	7	1,341	14
Asset-backed securities	120	—	51	1	171	1

Mortgage-backed debt securities
U.S. governmental agency	167	2	207	16	374	18
Residential	—	—	4	1	4	1
Commercial	48	1	86	2	134	3
Total	$1,358	$10	$696	$28	$2,054	$38

	December 31, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$17	$—	$17	$—
Corporate debt securities
Corporate bonds	130	—	306	6	436	6
Asset-backed securities	38	—	43	1	81	1

Mortgage-backed debt securities
U.S. governmental agency	3	—	307	15	310	15
Residential	—	—	1	1	1	1
Commercial	6	—	89	3	95	3
Total	$177	$—	$763	$26	$940	$26

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of March 31, 2026.

The cost basis and fair value of available-for-sale debt securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2026
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$770	$771
Due after one year through five years	1,534	1,536
Due after five years through ten years	400	399
Due after ten years	187	186
U.S. governmental agency mortgage-backed securities	584	570
Residential mortgage-backed securities	5	4
Commercial mortgage-backed securities	158	155
Total debt securities – available-for-sale	$3,638	$3,621

For the three months ended March 31, 2026 and 2025, proceeds from available-for-sale debt securities were $344 million and $911 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
(Millions of dollars)	2026	2025	2026	2025	2026	2025
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$11	$14	$16
Interest cost	136	153	30	28	27	31
Expected return on plan assets	(176)	(180)	(44)	(40)	(3)	(2)
Amortization of prior service cost (credit)	—	—	—	—	—	(1)
Net periodic benefit cost (benefit) [1]	$(40)	$(27)	$(2)	$(1)	$38	$44

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $218 million of contributions to our pension and other postretirement plans during the three months ended March 31, 2026. We currently anticipate full-year 2026 contributions of approximately $360 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
U.S. Plans [1]	$190	$154
Non-U.S. Plans	37	33
	$227	$187

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Finance lease revenue	$121	$113
Operating lease revenue	313	310
Total	$434	$423

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $629 million and $458 million at March 31, 2026 and December 31, 2025, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2026 and December 31, 2025, the SPC’s assets of $1.18 billion and $1.19 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.18 billion and $1.19 billion, respectively, were primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the three months ended March 31 was as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Warranty liability, beginning of period	$1,626	$1,700
Reduction in liability (payments)	(202)	(166)
Increase in liability (new warranties)	174	103
Warranty liability, end of period	$1,598	$1,637

12.                               Profit per share

Computations of profit per share:	Three Months Ended March 31,
(Dollars in millions except per share data)	2026	2025
Profit for the period (A) [1]	$2,549	$2,003
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	463.4	474.9
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.4	2.2
Average common shares outstanding for fully diluted computation (C) [2]	465.8	477.1
Profit per share of common stock:
Basic (A/B)	$5.50	$4.22
Diluted (A/C) [2]	$5.47	$4.20
Shares outstanding as of March 31, (in millions)	460.6	471.0

[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For the three months ended March 31, 2026 and 2025, we excluded 0.1 million and 0.3 million of outstanding stock-based compensation awards, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three months ended March 31, 2026 and 2025, we repurchased 5.6 million and 7.5 million shares of Caterpillar common stock, respectively, at an aggregate cost of $3.7 billion and $2.8 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2026 and 2025.

In the first quarter of 2026, we entered into ASR agreements to repurchase an aggregate of $4.50 billion of common stock. We advanced the $4.50 billion and received approximately 4.8 million shares of Caterpillar common stock, approximately 70% of the estimated final number of shares to be repurchased, with a value of $3.15 billion. The final number of shares to ultimately be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the ASR agreements is scheduled to occur during the fourth quarter of 2026. The remaining $1.35 billion was evaluated as unsettled forward contracts and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Foreign currency translation
Beginning balance	$(1,753)	$(2,310)
Gains (losses) on foreign currency translation	(46)	188
Less: Tax provision (benefit)	1	—
Net gains (losses) on foreign currency translation	(47)	188
(Gains) losses reclassified to earnings	—	—
Less: Tax provision (benefit)	—	—
Net (gains) losses reclassified to earnings	—	—
Other comprehensive income (loss), net of tax	(47)	188
Ending balance	$(1,800)	$(2,122)
Pension and other postretirement benefits
Beginning balance	$(70)	$(61)
Current year prior service credit (cost)	—	—
Less: Tax provision (benefit)	—	—
Net current year prior service credit (cost)	—	—
Amortization of prior service (credit) cost	—	(1)
Less: Tax provision (benefit)	—	—
Net amortization of prior service (credit) cost	—	(1)
Other comprehensive income (loss), net of tax	—	(1)
Ending balance	$(70)	$(62)
Derivative financial instruments
Beginning balance	$39	$(46)
Gains (losses) deferred	(156)	76
Less: Tax provision (benefit)	(39)	18
Net gains (losses) deferred	(117)	58
(Gains) losses reclassified to earnings	103	(1)
Less: Tax provision (benefit)	26	—
Net (gains) losses reclassified to earnings	77	(1)
Other comprehensive income (loss), net of tax	(40)	57
Ending balance	$(1)	$11
Available-for-sale securities
Beginning balance	$12	$(54)
Gains (losses) deferred	(30)	26
Less: Tax provision (benefit)	(9)	6
Net gains (losses) deferred	(21)	20
(Gains) losses reclassified to earnings	(1)	2
Less: Tax provision (benefit)	—	—
Net (gains) losses reclassified to earnings	(1)	2
Other comprehensive income (loss), net of tax	(22)	22
Ending balance	$(10)	$(32)

Total AOCI ending balance at March 31,	$(1,881)	$(2,205)

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

15.                              Income taxes

The effective tax rate for the three months ended March 31, 2026 was 20.9 percent compared to 22.3 percent for the three months ended March 31, 2025. A tax benefit of $68 million was recorded in the first quarter of 2026, compared with a $17 million benefit in the first quarter of 2025, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.

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

Three of our operating segments, Power & Energy, Construction Industries, and Resource Industries are led by Group Presidents. One operating segment, Financial Products, is led by the CFO who also has responsibility for Corporate Services. Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment. One Group President leads one smaller operating segment that is included in the All Other Segment. The Law, Security and Public Policy Division and the Human Resources Organization are cost centers and do not meet the definition of an operating segment.

Effective January 1, 2026, we made the following change to segment reporting. The change was made to reflect change in organizational accountabilities and refinements to our internal reporting.

•Responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for diesel-electric, hybrid and battery-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing moved from Power & Energy to Resource Industries.

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

Segment information for 2025 has been retrospectively adjusted to conform to the 2026 presentation.

B.    Description of segments

We have five operating segments, of which four are reportable segments. Following is a brief description of our reportable segments and the business activities included in the All Other Segment:

Power & Energy: A segment primarily responsible for supporting customers using reciprocating engines, turbines and related services across industries serving Power Generation, Oil and Gas and Industrial applications, including marine applications and product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the oil and gas industry; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; and electrified powertrain and zero-emission power sources and service solutions. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and engine and machine components and remanufacturing services for other companies. Inter-segment sales are a source of revenue for this segment.

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

Resource Industries: A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates as well as customers using locomotives and rail-related products and services. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; wide-body trucks; select work tools; machinery components; wear and maintenance components and related parts; diesel-electric, hybrid and battery-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. In addition, Resource Industries sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated component design and manufacturing and research and development for hydraulic systems and cabs. Inter-segment sales are a source of revenue for this segment.

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

C.    Segment measurement and reconciliations

We determine the segment profit of Power & Energy, Construction Industries, Resource Industries, and our All Other Segment on a pretax basis and exclude most interest expense and certain other income (expense) items. We determine Financial Products Segment profit on a pretax basis and include other income (expense) items.

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

There are several methodology differences between our segment reporting and our external reporting. The following is a list of the more significant methodology differences:

•For Power & Energy, Construction Industries, Resource Industries, and our All Other Segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles, accounts payable and customer advances. We generally manage at the corporate level liabilities other than accounts payable and customer advances, and we do not include these in segment operations. Financial Products Segment assets generally include all categories of assets.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 28-30 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

The three months ended March 31, 2026 and 2025, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Intersegment Sales and Revenues	Total Sales and Revenues
Three Months Ended March 31, 2026
Power & Energy	$3,500	$278	$1,141	$794	$5,713		$1,318	$7,031
Construction Industries	4,292	650	1,199	961	7,102		59	7,161
Resource Industries	1,836	572	560	742	3,710		87	3,797
Financial Products Segment	741	111	133	111	1,096	[1]	—	1,096
Total sales and revenues from reportable segments	10,369	1,611	3,033	2,608	17,621		1,464	19,085
All Other Segment	7	—	3	2	12		65	77
Corporate Items and Eliminations	(146)	(19)	(28)	(25)	(218)		(1,529)	(1,747)
Total Sales and Revenues	$10,230	$1,592	$3,008	$2,585	$17,415		$—	$17,415

Three Months Ended March 31, 2025
Power & Energy	$2,625	$326	$1,026	$677	$4,654		$1,129	$5,783
Construction Industries	2,904	504	867	869	5,144		40	5,184
Resource Industries	1,610	606	510	860	3,586		75	3,661
Financial Products Segment	682	99	122	104	1,007	[1]	—	1,007
Total sales and revenues from reportable segments	7,821	1,535	2,525	2,510	14,391		1,244	15,635
All Other Segment	8	—	1	2	11		59	70
Corporate Items and Eliminations	(91)	(20)	(20)	(22)	(153)		(1,303)	(1,456)
Total Sales and Revenues	$7,738	$1,515	$2,506	$2,490	$14,249		$—	$14,249
1    Includes revenues from Power & Energy, Construction Industries, Resource Industries, and All Other Segment of $183 million and $163 million in the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, Power & Energy external sales by end user application were as follows:

Power & Energy External Sales
	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Power Generation	$2,817	$1,996
Oil and Gas	1,423	1,258
Industrial	1,473	1,400
Power & Energy External Sales	$5,713	$4,654

For the three months ended March 31, 2026 and 2025, Resource Industries external sales by industry were as follows:

Resource Industries External Sales
	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Mining, HC and Q&A*	$2,954	$2,842
Rail	756	744
Resource Industries External Sales	$3,710	$3,586
*Heavy Construction and Quarry & Aggregates (HC and Q&A)

Profit from Reportable Segments
(Millions of dollars)	Power & Energy	Construction Industries	Resource Industries	Financial Products Segment	Total from Reportable Segments
Three Months Ended March 31, 2026
Sales and revenues	$7,031	$7,161	$3,797	$1,096	$19,085
Less [1]:
Cost of goods sold	4,847	5,127	2,913	—	12,887
SG&A/R&D [2]	731	485	494	217	1,927
Other segment items [3]	3	14	12	634	663
Segment Profit	$1,450	$1,535	$378	$245	$3,608

Three Months Ended March 31, 2025
Sales and revenues	$5,783	$5,184	$3,661	$1,007	$15,635
Less [1]:
Cost of goods sold	3,834	3,718	2,612	—	10,164
SG&A/R&D [2]	691	451	439	195	1,776
Other segment items [3]	(30)	(9)	(13)	597	545
Segment Profit	$1,288	$1,024	$623	$215	$3,150

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

[3] Other segment items for each reportable segment primarily includes:
Power & Energy / Construction Industries / Resource Industries – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, and equity in (profit) loss of unconsolidated affiliated companies.

Financial Products Segment – interest expense, Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses and investment and interest income, and foreign exchange (gains) losses.

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
Total profit from reportable segments	$3,608	$3,150
Profit (loss) from All Other Segment	(43)	(19)
Cost centers	11	4
Corporate costs	(306)	(213)
Timing	82	(7)
Restructuring income (costs)	(41)	(33)
Methodology differences:
Inventory/cost of sales	15	(27)
Postretirement benefit expense	4	14
Stock-based compensation expense	(48)	(45)
Financing costs	(54)	(46)
Currency	89	(54)
Other income/expense methodology differences	(95)	(142)
Other methodology differences	(11)	(12)
Total consolidated profit before taxes	$3,211	$2,570

Reconciliation of Assets:

(Millions of dollars)	March 31, 2026	December 31, 2025
Assets from reportable segments:
Power & Energy	$7,996	$8,438
Construction Industries	6,425	5,442
Resource Industries	9,578	9,036
Financial Products Segment	41,385	41,476
Total assets from reportable segments	65,384	64,392
Assets from All Other Segment	1,470	1,516
Items not included in segment assets:
Cash and cash equivalents	3,316	9,333
Deferred income taxes	2,290	2,749
Goodwill and intangible assets	4,759	4,669
Property, plant and equipment – net and other assets	4,922	4,689
Inventory methodology differences	(4,159)	(3,622)
Liabilities included in segment assets	17,394	15,330
Other	174	(471)
Total assets	$95,550	$98,585

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended March 31,
	2026	2025
Depreciation and amortization from reportable segments:
Power & Energy	$146	$116
Construction Industries	68	63
Resource Industries	100	97
Financial Products Segment	186	178
Total depreciation and amortization from reportable segments	500	454
Items not included in segment depreciation and amortization:
All Other Segment	68	63
Cost centers	28	24
Other	(1)	(1)
Total depreciation and amortization	$595	$540

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended March 31,
	2026	2025
Capital expenditures from reportable segments:
Power & Energy	$291	$240
Construction Industries	55	46
Resource Industries	125	110
Financial Products Segment	265	170
Total capital expenditures from reportable segments	736	566
Items not included in segment capital expenditures:
All Other Segment	22	36
Cost centers	29	27
Timing	259	295
Other	5	(6)
Total capital expenditures	$1,051	$918

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of March 31, 2026.

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

During the three months ended March 31, 2026, Cat Financial's forecasts reflected a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

Dealer
Cat Financial provides financing to Caterpillar dealers on a secured and unsecured basis in the form of wholesale financing plans and retail loans. Cat Financial's wholesale financing plans provide financing to dealers for their new Caterpillar equipment inventory and rental fleets. The retail loans to Caterpillar dealers are primarily for working capital.

Cat Financial estimates the allowance for credit losses for dealer finance receivables based on historical loss rates with consideration of current economic conditions and reasonable and supportable forecasts.

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three months ended March 31, 2026.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$273	$4	$277	$258	$4	$262
Write-offs	(42)	—	(42)	(30)	—	(30)
Recoveries	13	—	13	10	—	10
Provision for credit losses [1]	29	—	29	33	—	33
Other	—	—	—	2	—	2
Ending balance	$273	$4	$277	$273	$4	$277

Finance Receivables	$23,513	$1,502	$25,015	$21,964	$1,377	$23,341

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$8	$6	$2	$2	$3	$24
EAME	—	1	1	1	—	1	—	4
Asia/Pacific	—	3	1	1	—	—	—	5
Latin America	—	1	2	1	1	—	—	5
Mining	—	4	—	—	—	—	—	4
Total	$—	$12	$12	$9	$3	$3	$3	$42

	Three Months Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$2	$5	$4	$2	$1	$2	$16
EAME	—	1	1	1	—	—	—	3
Asia/Pacific	—	—	1	—	1	—	—	2
Latin America	—	—	1	1	—	1	—	3
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	1
Total	$—	$6	$9	$7	$3	$3	$2	$30

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

Customer
The aging analysis of Cat Financial's Customer portfolio segment by origination year was as follows:

(Millions of dollars)	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$1,389	$5,117	$3,264	$1,582	$589	$219	$524	$12,684
31-60 days past due	2	34	33	24	11	4	3	111
61-90 days past due	—	11	10	6	5	1	2	35
91+ days past due	—	18	36	27	18	8	2	109

EAME
Current	282	1,373	821	528	261	113	—	3,378
31-60 days past due	1	14	11	8	3	2	—	39
61-90 days past due	—	8	7	5	3	2	—	25
91+ days past due	—	8	12	14	9	4	—	47

Asia/Pacific
Current	289	880	489	240	79	17	1	1,995
31-60 days past due	—	8	7	3	2	1	—	21
61-90 days past due	—	2	5	1	1	—	—	9
91+ days past due	—	3	2	2	1	—	—	8

Latin America
Current	228	867	440	181	77	12	4	1,809
31-60 days past due	—	7	7	4	2	—	—	20
61-90 days past due	—	2	4	1	1	—	—	8
91+ days past due	—	3	10	7	4	1	—	25

Mining
Current	231	739	638	429	242	130	22	2,431
31-60 days past due	—	1	—	1	—	1	—	3
61-90 days past due	—	—	1	—	—	—	—	1
91+ days past due	—	—	—	—	—	—	—	—

Power
Current	29	162	260	152	54	22	76	755
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$2,448	$9,138	$5,912	$3,112	$1,302	$513	$627	$23,052
31-60 days past due	3	64	58	40	18	8	3	194
61-90 days past due	—	23	27	13	10	3	2	78
91+ days past due	—	32	60	50	32	13	2	189
Total Customer	$2,451	$9,257	$6,057	$3,215	$1,362	$537	$634	$23,513

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106

EAME
Current	1,551	929	614	316	114	44	—	3,568
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37

Asia/Pacific
Current	996	571	290	104	25	1	—	1,987
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6

Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23

Mining
Current	765	698	484	278	106	46	—	2,377
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10

Power
Current	168	250	179	37	8	35	148	825
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$9,995	$6,593	$3,624	$1,574	$586	$147	$662	$23,181
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total Customer	$10,078	$6,740	$3,740	$1,644	$610	$154	$669	$23,635

Dealer
As of March 31, 2026 and December 31, 2025, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	March 31, 2026		December 31, 2025
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$104	$14	$90	$20
EAME	44	6	35	5
Asia/Pacific	6	3	4	2
Latin America	25	—	24	1
Mining	3	—	10	—
Total	$182	$23	$163	$28

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
Amortized cost of finance receivables modified	$11	$6
Modifications as a percentage of Customer portfolio	0.05%	0.03%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended March 31,
	2026	2025
Weighted average extension to term of modified contracts	13	7
Weighted average payment deferral and/or interest only periods	6	8

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three months ended March 31, 2026 and 2025.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	70	—	—	70
Corporate debt securities
Corporate bonds and other debt securities	—	2,540	—	—	2,540
Asset-backed securities	—	272	—	—	272
Mortgage-backed debt securities
U.S. governmental agency	—	570	—	—	570
Residential	—	4	—	—	4
Commercial	—	155	—	—	155
Total debt securities	10	3,611	—	—	3,621
Equity securities
Large capitalization value	280	—	—	—	280
Smaller company growth	61	—	—	—	61
REIT	—	—	—	176	176
Total equity securities	341	—	—	176	517
Derivative financial instruments - assets
Foreign currency contracts - net	—	160	—	—	160
Commodity contracts - net	—	31	—	—	31
Total assets	$351	$3,802	$—	$176	$4,329
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$52	$—	$—	$52
Total return swap contracts - net	—	41	—	—	41
Total liabilities	$—	$93	$—	$—	$93

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	74	—	—	74
Corporate debt securities
Corporate bonds and other debt securities	—	2,480	—	—	2,480
Asset-backed securities	—	273	—	—	273
Mortgage-backed debt securities
U.S. governmental agency	—	572	—	—	572
Residential	—	1	—	—	1
Commercial	—	139	—	—	139
Total debt securities	10	3,539	—	—	3,549
Equity securities
Large capitalization value	283	—	—	—	283
Smaller company growth	65	—	—	—	65
REIT	—	—	—	174	174
Total equity securities	348	—	—	174	522
Derivative financial instruments - assets
Foreign currency contracts - net	—	204	—	—	204
Commodity contracts - net	—	8	—	—	8
Total assets	$358	$3,751	$—	$174	$4,283
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$40	$—	$—	$40
Total return swap contracts - net	—	1	—	—	1
Total liabilities	$—	$41	$—	$—	$41

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a nonrecurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining the collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $71 million and $63 million as of March 31, 2026 and December 31, 2025, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	March 31, 2026		December 31, 2025
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1)	$18,049	$17,607	$17,922	$17,648	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	1,897	1,833	1,931	1,871	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Power & Energy	$10,706	$10,178	$10,713	$10,363	2
Financial Products	27,631	27,611	27,103	27,204	2

1    Represents finance leases and failed sale leasebacks of $6,918 million and $7,189 million at March 31, 2026 and December 31, 2025, respectively.

19.                         Other income (expense)

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Investment and interest income	$104	$99
Foreign exchange gains (losses) [1]	36	(18)
License fee income	32	35
Net periodic pension and OPEB income (cost), excluding service cost	30	11
Gains (losses) on securities	(3)	3
Miscellaneous income (loss)	61	(23)
Total	$260	$107

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

Restructuring costs for the three months ended March 31, 2026 and 2025 were as follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
Employee separations [1]	$35	$17
Other [2]	6	16
Total restructuring (income) costs	$41	$33

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs, project management, contract termination and equipment relocation, all of which are primarily included in Cost of goods sold.

The restructuring costs for the three months ended March 31, 2026 and 2025 were related to restructuring actions across the company.

In 2026 and 2025, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $1.02 billion and $936 million at March 31, 2026 and December 31, 2025, respectively.

22.                     Acquisitions

RPMGlobal

On February 17, 2026, Caterpillar completed the acquisition of RPMGlobal Holdings Limited (RPMGlobal), an Australian based software company. Headquartered in Brisbane, Australia, RPMGlobal is a leading provider of mining software solutions. RPMGlobal has deep domain expertise in mining technology enablement, providing global customers with data-driven software solutions at every stage of the mining lifecycle. The acquisition, within the Resource Industries segment, aligns with our strategy of providing customers with expanded product offerings including advanced technology solutions. The purchase price was approximately $733 million, net of $53 million of acquired cash.

We financed the transaction with available cash. As of the acquisition date, the tangible assets acquired were $78 million which were recorded at their fair values and primarily included cash of $53 million and receivables of $18 million. Finite-lived intangible assets acquired included $110 million related to developed intellectual property, customer relationships of $85 million and trade names of $5 million, each of which were recorded at their acquisition date fair value. These intangible assets will be amortized on a straight-line basis over a weighted-average useful life of approximately 10 years. Liabilities assumed as of the acquisition date were approximately $38 million. Goodwill of $546 million, which is expected to be deductible for income tax purposes, represented the excess of the consideration transferred over the net assets acquired and is attributable to the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill included RPMGlobal’s strategic fit into our Resource Industries product portfolio and related cross-selling opportunities, the ability to provide enhanced technological solutions to mining customers and the acquired assembled workforce. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and post-closing procedures. The results of the acquired business from the acquisition date are included in the accompanying consolidated financial statements and reported in the Resource Industries segment in Note 16. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information that will assist the reader in understanding the company’s Consolidated Financial Statements, the changes in certain key items in those financial statements between select periods and the primary factors that accounted for those changes. In addition, we discuss how certain accounting principles, policies and critical estimates affect our Consolidated Financial Statements. Our discussion also contains certain forward-looking statements related to future events and expectations as well as a discussion of the many factors that we believe may have an impact on our business on an ongoing basis. This MD&A should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Part I, Item 1A. Risk Factors of the 2025 Form 10-K.

Highlights for the first quarter of 2026 include:
•Total sales and revenues for the first quarter of 2026 were $17.415 billion, an increase of $3.166 billion, or 22 percent, compared with $14.249 billion in the first quarter of 2025. Sales were higher across the three primary segments.
•Operating profit margin was 17.7 percent for the first quarter of 2026, compared with 18.1 percent for the first quarter of 2025. Adjusted operating profit margin was 18.0 percent for the first quarter of 2026, compared with 18.3 percent for the first quarter of 2025.
•First-quarter 2026 profit per share was $5.47, and excluding the item in the table below, adjusted profit per share was $5.54. First-quarter 2025 profit per share was $4.20, and excluding the item in the table below, adjusted profit per share was $4.25.
•Caterpillar ended the first quarter of 2026 with $4.1 billion of enterprise cash.

In order for our results to be more meaningful to our readers, we have separately quantified the impact of significant items.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$3,211	$5.47	$2,570	$4.20
Restructuring (income) costs	41	0.07	33	0.05
Adjusted profit	$3,252	$5.54	$2,603	$4.25

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 57-59.
Overview
Total sales and revenues for the first quarter of 2026 were $17.415 billion, an increase of $3.166 billion, or 22 percent, compared with $14.249 billion in the first quarter of 2025. The increase was primarily due to higher sales volume of $2.3 billion and favorable price realization of $426 million.
First-quarter 2026 profit per share was $5.47, compared with $4.20 profit per share in the first quarter of 2025. In the first quarter of 2026 and 2025, profit per share included restructuring costs. Profit for the first quarter of 2026 was $2.549 billion, an increase of $546 million, or 27 percent, compared with $2.003 billion for the first quarter of 2025. The increase was mainly due to the profit impact of higher sales volume and favorable price realization, partially offset by unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses. Unfavorable manufacturing costs largely reflected the impact of higher tariff costs. The increase in SG&A/R&D expenses was primarily driven by higher compensation expenses.

Trends and Economic Conditions
Outlook for Key End Markets
While there is increased uncertainty due to geopolitical events and elevated energy prices, our end markets have been resilient. We are closely monitoring the environment, and we are not forecasting a material impact to our 2026 outlook.
In Power & Energy, the 2026 outlook remains positive as robust backlog growth was driven by continued momentum in both Power Generation and Oil & Gas. We anticipate growth in Power Generation for both reciprocating engines and turbines and turbine-related services, driven by increasing energy demand to support data center build-out related to cloud computing and generative Artificial Intelligence (AI). We continue to see demand for prime power trend higher as data center customers look for alternative power solutions to keep pace with their growth. Oil & Gas is expected to see moderate growth in 2026 as compared to 2025. Reciprocating engine sales are expected to increase, driven by strong demand in gas compression applications. For turbines and turbine-related services used in Oil & Gas applications, we anticipate another year of strong sales in 2026 as backlog remains healthy, with continued solid order and inquiry activity. Services revenues in Oil & Gas applications are also expected to increase in 2026. Demand for products in Industrial applications is projected to grow modestly in 2026 as compared to 2025.
In Construction Industries, in 2026 as compared to 2025, we continue to expect growth in sales of equipment to end users supported by strong order rates. The outlook for North America remains positive, as sales of equipment to end users are anticipated to grow in 2026 as compared to 2025. Construction spending remains at healthy levels supported by the Infrastructure Investment and Jobs Act (IIJA), with the remaining funds to be spent over the next few years. Investment in critical infrastructure programs and data centers is contributing to overall construction spending levels. Dealer rental fleet loading and dealer’s rental revenue are both projected to increase in 2026 compared to 2025. In EAME, Europe is expected to remain stable supported by non-residential construction, and construction activity in Africa is projected to remain strong. While softening in the Middle East is anticipated, we expect the impact on sales of equipment to end users in EAME to be limited. In Asia Pacific, outside of China, softer economic conditions are expected in 2026. In China, we anticipate moderate conditions, with growth in the above 10-ton excavator industry in 2026, off of low levels of activity. Growth in Latin America is expected to continue.
In Resource Industries, we are seeing continued positive momentum with strong backlog growth. Sales of equipment to end users are expected to increase in 2026 as compared to 2025, primarily driven by rising demand for copper and gold, and positive dynamics in Heavy Construction and Quarry and Aggregates. In Mining, most key commodities remain above investment thresholds, customer product utilization is high, and the age of the fleet remains elevated. While some commodity prices have increased recently, customers remain focused on the long-term. We continue to expect rebuild activity in 2026 to increase slightly as compared to 2025. Rail services and locomotive deliveries are both anticipated to grow in 2026 as compared to 2025.
Second-Quarter 2026 Company Trends and Expectations
In the second quarter of 2026 as compared to the second quarter of 2025, we anticipate strong sales and revenues growth, primarily driven by higher sales volume and favorable price realization in each of our three primary segments. We expect higher sales volume to be mainly driven by higher sales of equipment to end users, with a higher year-over year increase in sales of equipment to end users in the second quarter of 2026 as compared to the first quarter of 2026. We expect a minimal change in Construction Industries dealer inventory in the second quarter of 2026 as compared to the first quarter of 2026.
In the second quarter of 2026 as compared to the second quarter of 2025, we anticipate strong sales growth in Power & Energy mainly driven by continued strength in Power Generation and in Oil & Gas. We expect favorable price realization in Power & Energy. In Construction Industries, we expect strong sales growth primarily due to higher sales volume and favorable price realization. We expect higher sales volume to be driven by higher sales of equipment to end users. We anticipate a more typical sales increase in the second quarter of 2026 as compared to the first quarter of 2026, in contrast to the sizable sales increase in the second quarter of 2025 as compared to the first quarter of 2025. In Resource Industries, we expect strong sales growth primarily due to higher sales volume and favorable price realization. We expect higher sales volume to be driven by higher sales of equipment to end users. We expect price realization in Resource Industries to improve during 2026 as compared to 2025.
We expect tariff costs to be around $700 million in the second quarter of 2026. We expect about 50 percent of the tariff costs to be incurred in Construction Industries, and about 25 percent of tariff costs to be incurred in both Power & Energy and Resource Industries.
In the second quarter of 2026 as compared to the second quarter of 2025, we expect favorable price realization and the profit impact of higher sales volume to be partially offset by higher manufacturing costs and higher SG&A/R&D expenses.

In the second quarter of 2026 as compared to the second quarter of 2025, in Power & Energy, we anticipate the profit impact of higher sales volume and favorable price realization will be partially offset by higher manufacturing costs. In Construction Industries, we anticipate the profit impact of higher sales volume and favorable price realization to be partially offset by higher manufacturing costs and higher SG&A/R&D expenses. In Resource Industries, we anticipate higher manufacturing costs and higher SG&A/R&D expenses to be partially offset by favorable price realization and by the profit impact of higher sales volume.
Full-Year 2026 Company Trends and Expectations
For the full-year 2026, we anticipate sales and revenues growth in the low double digits as compared to 2025. We expect strong sales growth across each of our three primary segments, mainly driven by higher sales volume and favorable price realization. Services revenues are expected to grow in 2026 as compared to 2025.
Based on tariffs implemented since the beginning of 2025 and in place over the course of 2026, we expect tariff costs to be around $2.2 billion to $2.4 billion in 2026. We remain confident that we will manage the impact of tariffs over time.
In 2026 as compared to 2025, we expect favorable price realization and the profit impact of higher sales volume to be partially offset by higher manufacturing costs and higher SG&A/R&D expenses.
In 2026, we expect restructuring costs of approximately $300 to $350 million, and capital expenditures of around $3.5 billion. We anticipate our estimated annual effective tax rate to be 23.0 percent, excluding discrete items.
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
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. As of March 31, 2026, total IEEPA tariff costs were approximately $1.0 billion. The ruling did not address potential refunds, and therefore the ultimate availability, timing and amount of any potential refunds of these tariffs is highly uncertain. Based on the current facts and circumstances, we have determined that recovery of any funds is not probable. We will continue to monitor developments related to U.S. and foreign import and export policies that could impact our consolidated results of operations, financial position and cash flows.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2025 Form 10-K.
Notes:
•Glossary of terms is included on pages 51-53; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 57-59.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2026, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2025

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the first quarter of 2025 (at left) and the first quarter of 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the first quarter of 2026 were $17.415 billion, an increase of $3.166 billion, or 22 percent, compared with $14.249 billion in the first quarter of 2025. The increase was primarily due to higher sales volume of $2.3 billion and favorable price realization of $426 million. Higher sales volume was mainly driven by the impact from changes in dealer inventories and higher sales of equipment to end users. Dealer inventory increased more during the first quarter of 2026 than during the first quarter of 2025.
Sales were higher across the three primary segments.
North America sales increased 34 percent primarily due to higher sales volume and favorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2026 than during the first quarter of 2025.
Sales increased 5 percent in Latin America due to favorable currency impacts primarily related to the Brazilian real and higher sales volume. The increase in sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased more during the first quarter of 2026 than during the first quarter of 2025.
EAME sales increased 21 percent primarily due to higher sales volume and favorable currency impacts primarily related to the euro. Higher sales volume was mainly driven by the impact from changes in dealer inventories. Dealer inventory increased during the first quarter of 2026 and remained about flat during the first quarter of 2025.
Asia/Pacific sales increased 4 percent mainly due to favorable currency impacts primarily related to the Australian dollar.
Total dealer inventory increased $2.0 billion during the first quarter of 2026, compared with an increase of $100 million during the first quarter of 2025. Construction Industries' dealer inventory increased by $1.5 billion during the first quarter of 2026, compared with a slight decrease during the first quarter of 2025. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2025	Sales Volume	Price Realization	Currency	Inter-Segment / Other	First Quarter 2026	$ Change	% Change

Power & Energy	$5,783	$840	$108	$111	$189	$7,031	$1,248	22%
Construction Industries	5,184	1,459	356	143	19	7,161	1,977	38%
Resource Industries	3,661	85	(39)	78	12	3,797	136	4%
All Other Segment	70	1	—	—	6	77	7	10%
Corporate Items and Eliminations	(1,320)	(67)	1	19	(226)	(1,593)	(273)
Machinery, Power & Energy Sales	13,378	2,318	426	351	—	16,473	3,095	23%

Financial Products Segment	1,007	—	—	—	89	1,096	89	9%
Corporate Items and Eliminations	(136)	—	—	—	(18)	(154)	(18)
Financial Products Revenues	871	—	—	—	71	942	71	8%

Consolidated Sales and Revenues	$14,249	$2,318	$426	$351	$71	$17,415	$3,166	22%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
First Quarter 2026
Power & Energy	$3,500	33%	$278	(15%)	$1,141	11%	$794	17%	$5,713		23%	$1,318	17%	$7,031	22%
Construction Industries	4,292	48%	650	29%	1,199	38%	961	11%	7,102		38%	59	48%	7,161	38%
Resource Industries	1,836	14%	572	(6%)	560	10%	742	(14%)	3,710		3%	87	16%	3,797	4%
All Other Segment	7	(13%)	—	—%	3	200%	2	—%	12		9%	65	10%	77	10%
Corporate Items and Eliminations	(55)		—		(4)		(5)		(64)			(1,529)		(1,593)
Machinery, Power & Energy Sales	9,580	34%	1,500	5%	2,899	21%	2,494	4%	16,473		23%	—	—%	16,473	23%

Financial Products Segment	741	9%	111	12%	133	9%	111	7%	1,096	[1]	9%	—	—%	1,096	9%
Corporate Items and Eliminations	(91)		(19)		(24)		(20)		(154)			—		(154)
Financial Products Revenues	650	8%	92	15%	109	6%	91	6%	942		8%	—	—%	942	8%

Consolidated Sales and Revenues	$10,230	32%	$1,592	5%	$3,008	20%	$2,585	4%	$17,415		22%	$—	—%	$17,415	22%

First Quarter 2025
Power & Energy	$2,625		$326		$1,026		$677		$4,654			$1,129		$5,783
Construction Industries	2,904		504		867		869		5,144			40		5,184
Resource Industries	1,610		606		510		860		3,586			75		3,661
All Other Segment	8		—		1		2		11			59		70
Corporate Items and Eliminations	(11)		(1)		(1)		(4)		(17)			(1,303)		(1,320)
Machinery, Power & Energy Sales	7,136		1,435		2,403		2,404		13,378			—		13,378

Financial Products Segment	682		99		122		104		1,007	[1]		—		1,007
Corporate Items and Eliminations	(80)		(19)		(19)		(18)		(136)			—		(136)
Financial Products Revenues	602		80		103		86		871			—		871

Consolidated Sales and Revenues	$7,738		$1,515		$2,506		$2,490		$14,249			$—		$14,249

1 Includes revenues from Machinery, Power & Energy of $183 million and $163 million in the first quarter of 2026 and 2025, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the first quarter of 2025 (at left) and the first quarter of 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Power & Energy's other operating (income) expenses.
Operating profit for the first quarter of 2026 was $3.085 billion, an increase of $506 million, or 20 percent, compared with $2.579 billion in the first quarter of 2025. The increase was mainly due to the profit impact of higher sales volume of $940 million and favorable price realization of $426 million. This was partially offset by unfavorable manufacturing costs of $710 million and higher SG&A/R&D expenses of $225 million. Unfavorable manufacturing costs largely reflected the impact of higher tariff costs. The increase in SG&A/R&D expenses was primarily driven by higher compensation expenses.
Operating profit margin was 17.7 percent for the first quarter of 2026, compared with 18.1 percent for the first quarter of 2025.

Profit (Loss) by Segment
(Millions of dollars)	First Quarter 2026	First Quarter 2025	$ Change	% Change
Power & Energy	$1,450	$1,288	$162	13%
Construction Industries	1,535	1,024	511	50%
Resource Industries	378	623	(245)	(39%)
All Other Segment	(43)	(19)	(24)	(126%)
Corporate Items and Eliminations	(321)	(401)	80
Machinery, Power & Energy	2,999	2,515	484	19%

Financial Products Segment	245	215	30	14%
Corporate Items and Eliminations	(8)	(14)	6
Financial Products	237	201	36	18%
Consolidating Adjustments	(151)	(137)	(14)
Consolidated Operating Profit	$3,085	$2,579	$506	20%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in the first quarter of 2026 was $134 million, compared with $116 million in the first quarter of 2025. The increase was primarily due to higher average debt outstanding.
•Other income (expense) in the first quarter of 2026 was income of $260 million, compared with income of $107 million in the first quarter of 2025. The change was primarily driven by favorable impacts from foreign currency, total return swap contracts and commodity hedges.
•The effective tax rate for the first quarter of 2026 was 20.9 percent compared to 22.3 percent for the first quarter of 2025. Excluding the discrete items discussed below, the estimated annual effective tax rate was 23.0 percent for the first quarter of 2026 and 2025.
A discrete tax benefit of $68 million was recorded in the first quarter of 2026, compared with a $17 million benefit in the first quarter of 2025, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 57-59.
Power & Energy

Sales by Application
(Millions of dollars)	First Quarter 2026	First Quarter 2025	$ Change	% Change
Power Generation	$2,817	$1,996	$821	41%
Oil and Gas	1,423	1,258	165	13%
Industrial	1,473	1,400	73	5%
External Sales	5,713	4,654	1,059	23%
Inter-segment	1,318	1,129	189	17%
Total Sales	$7,031	$5,783	$1,248	22%

Power & Energy’s total sales were $7.031 billion in the first quarter of 2026, an increase of $1.248 billion, or 22 percent, compared with $5.783 billion in the first quarter of 2025. The increase was primarily due to higher sales volume of $840 million and higher inter-segment sales of $189 million.
•Power Generation – Sales increased in large reciprocating engines and in turbines and turbine-related services, primarily data center applications.
•Oil and Gas – Sales increased in reciprocating engines used in gas compression applications. Sales also increased in turbines and turbine-related services.
•Industrial – Sales increased primarily in EAME and Asia/Pacific.

Power & Energy’s segment profit was $1.450 billion in the first quarter of 2026, an increase of $162 million, or 13 percent, compared with $1.288 billion in the first quarter of 2025. The increase was mainly due to the profit impact of higher sales volume of $435 million and favorable price realization of $108 million, partially offset by unfavorable manufacturing costs of $346 million. Unfavorable manufacturing costs primarily reflected the impact of higher tariff costs.
Power & Energy’s segment profit as a percent of total sales was 20.6 percent in the first quarter of 2026, compared with 22.3 percent in the first quarter of 2025.

Construction Industries
Construction Industries’ total sales were $7.161 billion in the first quarter of 2026, an increase of $1.977 billion, or 38 percent, compared with $5.184 billion in the first quarter of 2025. The increase in sales was mainly due to higher sales volume of $1.5 billion and favorable price realization of $356 million. Higher sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased during the first quarter of 2026, compared with a slight decrease during the first quarter of 2025.
•In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was mainly driven by the impact from changes in dealer inventories.
•Sales increased in Latin America mainly due to higher sales volume and favorable currency impacts primarily related to the Brazilian real. Higher sales volume was mainly driven by the impact from changes in dealer inventories.
•In EAME, sales increased primarily due to higher sales volume and favorable currency impacts mainly related to the euro. Higher sales volume was primarily driven by the impact from changes in dealer inventories.
•Sales increased in Asia/Pacific mainly due to favorable price realization and favorable currency impacts primarily related to the Australian dollar.

Construction Industries’ segment profit was $1.535 billion in the first quarter of 2026, an increase of $511 million, or 50 percent, compared with $1.024 billion in the first quarter of 2025. The increase was primarily due to the profit impact of higher sales volume of $505 million and favorable price realization of $356 million, partially offset by unfavorable manufacturing costs of $362 million. Unfavorable manufacturing costs largely reflected the impact of higher tariff costs.
Construction Industries’ segment profit as a percent of total sales was 21.4 percent in the first quarter of 2026, compared with 19.8 percent in the first quarter of 2025.
Resource Industries

Sales by Industry
(Millions of dollars)	First Quarter 2026	First Quarter 2025	$ Change	% Change
Mining, HC and Q&A*	$2,954	$2,842	$112	4%
Rail	756	744	12	2%
External Sales	3,710	3,586	124	3%
Inter-segment	87	75	12	16%
Total Sales	$3,797	$3,661	$136	4%
*Heavy Construction and Quarry & Aggregates (HC and Q&A)

Resource Industries’ total sales were $3.797 billion in the first quarter of 2026, an increase of $136 million, or 4 percent, compared with $3.661 billion in the first quarter of 2025. The increase was primarily due to higher sales volume of $85 million and favorable currency impacts of $78 million mainly related to the Australian dollar. Higher sales volume was primarily driven by higher sales of equipment to end users.
•Mining, Heavy Construction and Quarry & Aggregates – Sales increased primarily due to higher sales of equipment to end users in Mining.
•Rail – Sales increased in rail services.

Resource Industries’ segment profit was $378 million in the first quarter of 2026, a decrease of $245 million, or 39 percent, compared with $623 million in the first quarter of 2025. The decrease was mainly due to unfavorable manufacturing costs. Unfavorable manufacturing costs largely reflected the impact of higher tariff costs.
Resource Industries’ segment profit as a percent of total sales was 10.0 percent in the first quarter of 2026, compared with 17.0 percent in the first quarter of 2025.

Financial Products Segment
Financial Products’ segment revenues were $1.096 billion in the first quarter of 2026, an increase of $89 million, or 9 percent, compared with $1.007 billion in the first quarter of 2025. The increase was primarily due to a favorable impact from higher average earning assets across all regions.
Financial Products’ segment profit was $245 million in the first quarter of 2026, an increase of $30 million, or 14 percent, compared with $215 million in the first quarter of 2025. The increase was mainly due to a favorable impact from higher average earning assets of $40 million and a favorable impact from higher margins at Insurance Services of $9 million, partially offset by higher SG&A expenses of $22 million.

At the end of the first quarter of 2026, past dues at Cat Financial were 1.39 percent, compared with 1.58 percent at the end of the first quarter of 2025. Write-offs, net of recoveries, were $29 million for the first quarter of 2026, compared with $20 million for the first quarter of 2025. As of March 31, 2026, Cat Financial's allowance for credit losses totaled $283 million, or 0.86 percent of finance receivables, compared with $284 million, or 0.86 percent of finance receivables at December 31, 2025.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $329 million in the first quarter of 2026, a decrease of $86 million from the first quarter of 2025, primarily driven by favorable impacts of segment reporting methodology differences and decreased expenses due to timing differences, partially offset by higher corporate costs and an unfavorable change in fair value adjustments related to deferred compensation plans.

RESTRUCTURING COSTS

In 2026, we expect to incur about $300 million to $350 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $35 million in 2026 compared with 2025.

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
13.Latin America – A geographic region including Central and South American countries, Caribbean and Mexico.
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

19.Power & Energy – A segment primarily responsible for supporting customers using reciprocating engines, turbines and related services across industries serving Power Generation, Oil and Gas and Industrial applications, including marine applications and product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the oil and gas industry; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; and electrified powertrain and zero-emission power sources and service solutions. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and engine and machine components and remanufacturing services for other companies.
20.Price Realization – The impact of net price changes excluding currency and new product introductions. Price realization includes geographic mix of sales, which is the impact of changes in the relative weighting of sales prices between geographic regions.
21.Resource Industries – A segment primarily responsible for supporting customers using machinery in mining, heavy construction and quarry and aggregates as well as customers using locomotives and rail-related products and services. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors; large mining trucks; hard rock vehicles; electric rope shovels; draglines; hydraulic shovels; rotary drills; large wheel loaders; off-highway trucks; articulated trucks; wheel tractor scrapers; wheel dozers; landfill compactors; soil compactors; wide-body trucks; select work tools; machinery components; wear and maintenance components and related parts; diesel-electric, hybrid and battery-electric locomotives and components and other rail-related products and services, including remanufacturing and leasing. In addition, Resource Industries sells technology products and services to provide customers fleet management, equipment management analytics, autonomous machine capabilities, safety services and mining performance solutions. Resource Industries also manages areas that provide services to other parts of the company, including strategic procurement, lean center of excellence, integrated component design and manufacturing and research and development for hydraulic systems and cabs.
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
LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our MP&E operations. Funding for these businesses is also available from commercial paper and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first three months of 2026 and ended the first quarter with $4.072 billion of cash, a decrease of $5.908 billion from year-end 2025. In addition, MP&E invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These MP&E securities were $1.257 billion as of March 31, 2026 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first three months of 2026 was $1.870 billion, up $581 million compared to the same period a year ago. The increase was primarily due to higher profit before taxes adjusted for non-cash items.

Total debt as of March 31, 2026 was $43.066 billion, a decrease of $264 million from year-end 2025. Debt related to MP&E increased $1 million in the first three months of 2026. Debt related to Financial Products decreased $257 million.

As of March 31, 2026, we had three global credit facilities with a syndicate of banks totaling $11.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to MP&E as of March 31, 2026 was $2.875 billion. Information on our Credit Facility is as follows:
•The 364-day facility of $3.500 billion (of which $875 million is available to MP&E) expires in August 2026.
•The three-year facility, as amended in August 2025, of $3.000 billion (of which $750 million is available to MP&E) expires in August 2028.
•The five-year facility, as amended in August 2025, of $5.000 billion (of which $1.250 billion is available to MP&E) expires in August 2030.

At March 31, 2026, Caterpillar’s consolidated net worth was $18.730 billion, which was above the $9.000 billion required under the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2026, Cat Financial’s covenant interest coverage ratio was 1.53 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter periods, required by the Credit Facility.

In addition, at March 31, 2026, Cat Financial’s six-month covenant leverage ratio was 8.03 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At March 31, 2026, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of March 31, 2026 were:

	March 31, 2026
(Millions of dollars)	Consolidated	Machinery, Power & Energy	Financial Products
Credit lines available:
Global credit facilities	$11,500	$2,875	$8,625
Other external	4,168	894	3,274
Total credit lines available	15,668	3,769	11,899
Less: Commercial paper outstanding	(4,617)	—	(4,617)
Less: Utilized credit	(708)	—	(708)
Available credit	$10,343	$3,769	$6,574

The other external consolidated credit lines with banks as of March 31, 2026 totaled $4.168 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. In April 2026, Moody's upgraded our debt rating to "high-A". Fitch and S&P maintain "high-A" and “mid-A” debt ratings, respectively. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, MP&E’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

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

Machinery, Power & Energy

Net cash provided by operating activities was $1.302 billion in the first three months of 2026, compared with net cash provided of $926 million for the same period in 2025. The increase was primarily due to higher profit before taxes, adjusted for non-cash items, and changes in other assets and liabilities, excluding tax impacts. These increases were partially offset by higher working capital requirements; excluding the impact of changes in accrued wages, salaries, and employee benefits. Within working capital, changes in receivables and inventories unfavorably impacted cash flow but were partially offset by changes in customer advances and accounts payable.

Net cash used for investing activities in the first three months of 2026 was $1.392 billion, compared with net cash provided of $30 million in the first three months of 2025. The change was due to higher investments and acquisitions, primarily due to the acquisition of RPMGlobal Holdings Limited (RPMGlobal), and lower proceeds from maturities and sale of securities. For additional information related to the acquisition of RPMGlobal, see Note 22 – “Acquisitions” of Part I, Item 1 "Financial Statements."

Net cash used for financing activities during the first three months of 2026 was $5.864 billion, compared with net cash used of $4.432 billion in the same period of 2025. The change was primarily due to higher payments to purchase common stock.

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

Operating & Execution Model used to assess operational commitments and strategic growth initiatives – Capital expenditures were $723 million during the first three months of 2026, compared to $704 million for the same period in 2025. We expect MP&E’s capital expenditures in 2026 to be about $3.5 billion. We made $218 million of contributions to our pension and other postretirement benefit plans during the first three months of 2026. We currently anticipate full-year 2026 contributions of approximately $360 million. In comparison, we made $211 million of contributions to our pension and other postretirement benefit plans during the first three months of 2025.

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

Return to shareholders – Our goal is to return substantially all MP&E free cash flow to shareholders over time in the form of dividends and share repurchases, while maintaining our mid-A rating.

MP&E free cash flow is a liquidity measure we use to determine the cash generated and available for financing activities including debt repayments, dividends and share repurchases. We define MP&E free cash flow as cash from MP&E operations less capital expenditures, excluding discretionary pension and other postretirement benefit plan contributions.

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In April 2026, the Board of Directors approved maintaining our quarterly dividend representing $1.51 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $703 million in the first three months of 2026.

Our share repurchase plans are subject to the company’s resource allocation framework and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first three months of 2026, we repurchased $5.028 billion of Caterpillar common stock. As of March 31, 2026, $9.910 billion remained available under the 2024 Authorization. Our basic shares outstanding as of March 31, 2026 were approximately 461 million.

Financial Products

Net cash provided by operating activities was $346 million in the first three months of 2026, compared with $297 million for the same period in 2025. Net cash used for investing activities was $135 million in the first three months of 2026, compared with $132 million for the same period in 2025. The change was primarily due to settlements of undesignated derivatives and investments in securities, mostly offset by portfolio-related activity. Net cash used for financing activities was $112 million in the first three months of 2026, compared with $71 million for the same period in 2025. The change was due to net external borrowing activity.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2 – “New accounting guidance” of Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the company’s critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2025 Annual Report on Form 10-K.

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Order Backlog

At the end of the first quarter of 2026, the dollar amount of backlog believed to be firm was approximately $62.7 billion, about $11.5 billion higher than the fourth quarter of 2025. The order backlog increased across the three primary segments, with the largest increase in Power & Energy. The backlog for large reciprocating engines and turbine products continues to grow within Power & Energy. Of the total backlog at March 31, 2026, approximately $24.8 billion was not expected to be filled in the following twelve months.

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
We believe it is important to separately quantify the profit impact of one significant item in order for the company’s results to be meaningful to our readers. This item consists of (i) restructuring income/costs. We do not consider this item indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing the company’s period-over-period results.
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended March 31, 2026 - U.S. GAAP	$3,085	17.7%	$3,211	$670	$2,549	$5.47
Restructuring (income) costs	41	0.3%	41	9	32	0.07
Three Months Ended March 31, 2026 - Adjusted	$3,126	18.0%	$3,252	$679	$2,581	$5.54

Three Months Ended March 31, 2025 - U.S. GAAP	$2,579	18.1%	$2,570	$574	$2,003	$4.20
Restructuring (income) costs	32	0.2%	33	8	25	0.05
Three Months Ended March 31, 2025 - Adjusted	$2,611	18.3%	$2,603	$582	$2,028	$4.25

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. This item consists of (i) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.

A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended March 31, 2026 - U.S. GAAP	$3,211	$670	20.9%
Excess stock-based compensation	—	68
Annual effective tax rate, excluding discrete items	3,211	738	23.0%
Excess stock-based compensation	—	(68)
Restructuring (income) costs	41	9
Three Months Ended March 31, 2026 - Adjusted	$3,252	$679

Three Months Ended March 31, 2025 - U.S. GAAP	$2,570	$574	22.3%
Excess stock-based compensation	—	17
Annual effective tax rate, excluding discrete items	2,570	591	23.0%
Excess stock-based compensation	—	(17)
Restructuring (income) costs	33	8
Three Months Ended March 31, 2025 - Adjusted	$2,603	$582

In addition, we provide a calculation of MP&E free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases.

Reconciliations of MP&E free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Three Months Ended March 31,
	2026	2025
MP&E net cash provided by operating activities [1]	$1,302	$926
MP&E capital expenditures	(723)	(704)
MP&E free cash flow	$579	$222
[1] See reconciliation of MP&E net cash provided by operating activities to consolidated net cash provided by operating activities on pages 64-65.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery, Power & Energy – The company defines MP&E as Caterpillar Inc. and its subsidiaries, excluding Financial Products. MP&E’s information relates to the design, manufacturing and marketing of its products.

Financial Products – The company defines Financial Products as our finance and insurance subsidiaries, primarily Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Insurance Services). Financial Products’ information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.

Consolidating Adjustments – Elimination of transactions between Machinery, Power & Energy and Financial Products.

The nature of the MP&E and Financial Products businesses is different, especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We believe this presentation will assist readers in understanding our business.

Pages 60-65 reconcile MP&E and Financial Products to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$16,473	$16,473	$—	$—
Revenues of Financial Products	942	—	1,143	(201)	[1]
Total sales and revenues	17,415	16,473	1,143	(201)

Operating costs:
Cost of goods sold	11,306	11,308	—	(2)	[2]
Selling, general and administrative expenses	1,816	1,609	222	(15)	[2]
Research and development expenses	537	537	—	—
Interest expense of Financial Products	345	—	356	(11)	[2]
Other operating (income) expenses	326	20	328	(22)	[2]
Total operating costs	14,330	13,474	906	(50)

Operating profit	3,085	2,999	237	(151)

Interest expense excluding Financial Products	134	140	—	(6)	[3]
Other income (expense)	260	99	16	145	[4]

Consolidated profit before taxes	3,211	2,958	253	—

Provision (benefit) for income taxes	670	607	63	—
Profit of consolidated companies	2,541	2,351	190	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,548	2,358	190	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [5]	$2,549	$2,359	$190	$—

1Elimination of Financial Products’ revenues earned from MP&E.
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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended March 31, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$13,378	$13,378	$—	$—
Revenues of Financial Products	871	—	1,048	(177)	[1]
Total sales and revenues	14,249	13,378	1,048	(177)

Operating costs:
Cost of goods sold	8,965	8,967	—	(2)	[2]
Selling, general and administrative expenses	1,593	1,408	196	(11)	[2]
Research and development expenses	480	480	—	—
Interest expense of Financial Products	326	—	326	—
Other operating (income) expenses	306	8	325	(27)	[2]
Total operating costs	11,670	10,863	847	(40)

Operating profit	2,579	2,515	201	(137)

Interest expense excluding Financial Products	116	119	—	(3)	[3]
Other income (expense)	107	(45)	18	134	[4]

Consolidated profit before taxes	2,570	2,351	219	—

Provision (benefit) for income taxes	574	520	54	—
Profit of consolidated companies	1,996	1,831	165	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,003	1,838	165	—

Less: Profit (loss) attributable to noncontrolling interests	—	—	—	—

Profit [5]	$2,003	$1,838	$165	$—

1Elimination of Financial Products’ revenues earned from MP&E.
2Elimination of net expenses recorded between MP&E and Financial Products.
3Elimination of interest expense recorded between Financial Products and MP&E.
4Elimination of discount recorded by MP&E on receivables sold to Financial Products and of interest earned between MP&E and Financial Products as well as dividends paid by Financial Products to MP&E.
5Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$4,072	$3,316	$756	$—
Receivables – trade and other	11,447	4,515	624	6,308	[1,2]
Receivables – finance	10,443	—	17,014	(6,571)	[2]
Prepaid expenses and other current assets	2,980	2,614	446	(80)	[3]
Inventories	19,626	19,626	—	—
Total current assets	48,568	30,071	18,840	(343)

Property, plant and equipment – net	15,249	11,078	4,124	47	[4]
Long-term receivables – trade and other	2,490	2,323	117	50	[1,2]
Long-term receivables – finance	14,341	—	15,671	(1,330)	[2]
Noncurrent deferred and refundable income taxes	2,419	2,728	129	(438)	[5]
Intangible assets	419	419	—	—
Goodwill	5,865	5,865	—	—
Other assets	6,199	4,562	2,706	(1,069)	[6]
Total assets	$95,550	$57,046	$41,587	$(3,083)

Liabilities
Current liabilities:
Short-term borrowings	$4,729	$—	$4,729	$—
Accounts payable	9,641	9,590	310	(259)	[7]
Accrued expenses	5,454	4,764	690	—
Accrued wages, salaries and employee benefits	1,434	1,399	35	—
Customer advances	4,382	4,379	3	—
Dividends payable	—	—	—	—
Other current liabilities	2,567	2,004	659	(96)	[5,8]
Long-term debt due within one year	7,695	35	7,660	—
Total current liabilities	35,902	22,171	14,086	(355)

Long-term debt due after one year	30,642	10,956	20,971	(1,285)	[9]
Liability for postemployment benefits	3,659	3,659	—	—
Other liabilities	6,687	5,662	1,525	(500)	[5]
Total liabilities	76,890	42,448	36,582	(2,140)
Commitments and contingencies
Shareholders’ equity
Common stock	5,852	5,852	905	(905)	[10]
Treasury stock	(53,307)	(53,307)	—	—
Profit employed in the business	67,997	62,977	4,989	31	[10]
Accumulated other comprehensive income (loss)	(1,881)	(925)	(955)	(1)	[10]
Noncontrolling interests	(1)	1	66	(68)	[10]
Total shareholders’ equity	18,660	14,598	5,005	(943)
Total liabilities and shareholders’ equity	$95,550	$57,046	$41,587	$(3,083)

1     Elimination of receivables between MP&E and Financial Products.
2     Reclassification of MP&E’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3     Elimination of MP&E’s insurance premiums that are prepaid to Financial Products.
4     Reclassification of Financial Products' other assets to property, plant and equipment.
5     Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
6     Elimination of other intercompany assets and liabilities between MP&E and Financial Products.
7     Elimination of payables between MP&E and Financial Products.
8     Elimination of prepaid insurance in Financial Products’ other liabilities.
9     Elimination of debt between MP&E and Financial Products.
10     Eliminations associated with MP&E’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$9,980	$9,333	$647	$—
Receivables – trade and other	10,920	3,883	657	6,380	[1,2]
Receivables – finance	10,649	—	17,325	(6,676)	[2]
Prepaid expenses and other current assets	2,801	2,448	441	(88)	[3]
Inventories	18,135	18,135	—	—
Total current assets	52,485	33,799	19,070	(384)

Property, plant and equipment – net	15,140	10,985	4,106	49	[4]
Long-term receivables – trade and other	2,142	1,982	163	(3)	[1,2]
Long-term receivables – finance	14,272	—	15,538	(1,266)	[2]
Noncurrent deferred and refundable income taxes	2,882	3,208	133	(459)	[5]
Intangible assets	241	241	—	—
Goodwill	5,321	5,321	—	—
Other assets	6,102	4,525	2,651	(1,074)	[6]
Total assets	$98,585	$60,061	$41,661	$(3,137)

Liabilities
Current liabilities:
Short-term borrowings	$5,514	$—	$5,514	$—
Accounts payable	8,968	8,988	268	(288)	[7]
Accrued expenses	5,587	4,877	710	—
Accrued wages, salaries and employee benefits	2,554	2,494	60	—
Customer advances	3,314	3,311	3	—
Dividends payable	703	703	—	—
Other current liabilities	2,798	2,259	645	(106)	[5,8]
Long-term debt due within one year	7,120	35	7,085	—
Total current liabilities	36,558	22,667	14,285	(394)

Long-term debt due after one year	30,696	10,955	21,018	(1,277)	[9]
Liability for postemployment benefits	3,838	3,837	1	—
Other liabilities	6,175	5,162	1,516	(503)	[5]
Total liabilities	77,267	42,621	36,820	(2,174)
Commitments and contingencies
Shareholders’ equity
Common stock	7,181	7,181	905	(905)	[10]
Treasury stock	(49,539)	(49,539)	—	—
Profit employed in the business	65,448	60,639	4,799	10	[10]
Accumulated other comprehensive income (loss)	(1,772)	(843)	(929)	—
Noncontrolling interests	—	2	66	(68)	[10]
Total shareholders’ equity	21,318	17,440	4,841	(963)
Total liabilities and shareholders’ equity	$98,585	$60,061	$41,661	$(3,137)

1     Elimination of receivables between MP&E and Financial Products.
2     Reclassification of MP&E’s trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
3     Elimination of MP&E’s insurance premiums that are prepaid to Financial Products.
4     Reclassification of Financial Products' other assets to property, plant and equipment.
5     Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
6     Elimination of other intercompany assets between MP&E and Financial Products.
7     Elimination of payables between MP&E and Financial Products.
8     Elimination of prepaid insurance in Financial Products' other liabilities.
9     Elimination of debt between MP&E and Financial Products.
10     Eliminations associated with MP&E’s investments in Financial Products’ subsidiaries.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,548	$2,358	$190	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	595	396	199	—
Provision (benefit) for deferred income taxes	534	550	(16)	—
Other	68	4	(96)	160	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(801)	(817)	(2)	18	[1,2]
Inventories	(1,501)	(1,501)	—	—
Accounts payable	938	864	45	29	[1]
Accrued expenses	(202)	(183)	(19)	—
Accrued wages, salaries and employee benefits	(1,123)	(1,098)	(25)	—
Customer advances	1,328	1,328	—	—
Other assets – net	(184)	(183)	11	(12)	[1]
Other liabilities – net	(330)	(416)	59	27	[1]
Net cash provided by (used for) operating activities	1,870	1,302	346	222

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(728)	(719)	(10)	1	[1]
Expenditures for equipment leased to others	(323)	(4)	(320)	1	[1]
Proceeds from disposals of leased assets and property, plant and equipment	191	22	171	(2)	[1]
Additions to finance receivables	(3,890)	—	(4,452)	562	[2]
Collections of finance receivables	3,876	—	4,443	(567)	[2]
Net intercompany purchased receivables	—	—	217	(217)	[2]
Proceeds from sale of finance receivables	13	—	13	—
Collections of intercompany receivables (original maturities greater than three months)	—	—	26	(26)	[3]
Investments and acquisitions (net of cash acquired)	(788)	(788)	—	—
Proceeds from maturities and sale of securities	361	219	142	—
Investments in securities	(467)	(213)	(254)	—
Other – net	(20)	91	(111)	—
Net cash provided by (used for) investing activities	(1,775)	(1,392)	(135)	(248)

Cash flow from financing activities:
Dividends paid	(703)	(703)	—	—
Common stock issued, and other stock compensation transactions, net	(97)	(97)	—	—
Payments to purchase common stock	(5,028)	(5,028)	—	—
Payments on intercompany borrowings (original maturities greater than three months)	—	(26)	—	26	[3]
Proceeds from debt issued (original maturities greater than three months)	3,908	—	3,908	—
Payments on debt (original maturities greater than three months)	(3,222)	(10)	(3,212)	—
Short-term borrowings – net (original maturities three months or less)	(808)	—	(808)	—
Net cash provided by (used for) financing activities	(5,950)	(5,864)	(112)	26
Effect of exchange rate changes on cash	(55)	(64)	9	—
Increase (decrease) in cash, cash equivalents and restricted cash	(5,910)	(6,018)	108	—
Cash, cash equivalents and restricted cash at beginning of period	9,986	9,336	650	—
Cash, cash equivalents and restricted cash at end of period	$4,076	$3,318	$758	$—

1    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
2    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
3    Elimination of proceeds and payments to/from MP&E and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Three Months Ended March 31, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,003	$1,838	$165	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	540	351	189	—
Provision (benefit) for deferred income taxes	(38)	(34)	(4)	—
Other	78	76	(123)	125	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	155	215	(19)	(41)	1.2
Inventories	(990)	(990)	—	—
Accounts payable	401	343	60	(2)	[1]
Accrued expenses	(198)	(211)	13	—
Accrued wages, salaries and employee benefits	(1,144)	(1,117)	(27)	—
Customer advances	713	713	—	—
Other assets – net	69	224	(12)	(143)	[1]
Other liabilities – net	(300)	(482)	55	127	[1]
Net cash provided by (used for) operating activities	1,289	926	297	66

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(710)	(700)	(11)	1	[1]
Expenditures for equipment leased to others	(208)	(4)	(205)	1	[1]
Proceeds from disposals of leased assets and property, plant and equipment	149	14	137	(2)	[1]
Additions to finance receivables	(3,209)	—	(3,549)	340	[2]
Collections of finance receivables	3,049	—	3,458	(409)	[2]
Net intercompany purchased receivables	—	—	(3)	3	[2]
Proceeds from sale of finance receivables	7	—	7	—
Collections of intercompany receivables (original maturities greater than 3 months)	—	—	7	(7)	[3]
Investments and acquisitions (net of cash acquired)	(2)	(2)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	12	—	—
Proceeds from maturities and sale of securities	923	782	141	—
Investments in securities	(177)	(28)	(149)	—
Other – net	(9)	(44)	35	—
Net cash provided by (used for) investing activities	(175)	30	(132)	(73)

Cash flow from financing activities:
Dividends paid	(674)	(674)	—	—
Common stock issued, including treasury shares reissued	(64)	(64)	—	—
Payments to purchase common stock	(3,660)	(3,660)	—	—
Payments on intercompany borrowings (original maturities greater than three months)	—	(7)	—	7	[3]
Proceeds from debt issued (original maturities greater than three months)	2,633	—	2,633	—
Payments on debt (original maturities greater than three months)	(1,797)	(27)	(1,770)	—
Short-term borrowings – net (original maturities three months or less)	(934)	—	(934)	—
Net cash provided by (used for) financing activities	(4,496)	(4,432)	(71)	7
Effect of exchange rate changes on cash	54	49	5	—
Increase (decrease) in cash, cash equivalents and restricted cash	(3,328)	(3,427)	99	—
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,170	726	—
Cash, cash equivalents and restricted cash at end of period	$3,568	$2,743	$825	$—

1    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
2    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
3    Elimination of proceeds and payments to/from MP&E and Financial Products.

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

Caterpillar’s actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global and regional economic conditions and economic conditions in the industries we serve; (ii) commodity price changes, material price increases, fluctuations in demand for our products or significant shortages of material; (iii) government monetary or fiscal policies; (iv) political and economic risks, commercial instability and events beyond our control in the countries in which we operate; (v) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; (vi) our ability to develop, produce and market quality products that meet our customers’ needs; (vii) the impact of the highly competitive environment in which we operate on our sales and pricing; (viii) information technology security threats and computer crime; (ix) inventory management decisions and sourcing practices of our dealers and our OEM customers; (x) a failure to realize, or a delay in realizing, all of the anticipated benefits of our acquisitions, joint ventures or divestitures; (xi) union disputes or other employee relations issues; (xii) adverse effects of unexpected events; (xiii) disruptions or volatility in global financial markets limiting our sources of liquidity or the liquidity of our customers, dealers and suppliers; (xiv) failure to maintain our credit ratings and potential resulting increases to our cost of borrowing and adverse effects on our cost of funds, liquidity, competitive position and access to capital markets; (xv) our Financial Products segment’s risks associated with the financial services industry; (xvi) changes in interest rates or market liquidity conditions; (xvii) an increase in delinquencies, repossessions or net losses of Cat Financial’s customers; (xviii) currency fluctuations; (xix) our or Cat Financial’s compliance with financial and other restrictive covenants in debt agreements; (xx) increased pension plan funding obligations; (xxi) alleged or actual violations of trade or anti-corruption laws and regulations; (xxii) additional tax expense or exposure, including the impact of U.S. tax reform; (xxiii) significant legal proceedings, claims, lawsuits or government investigations; (xxiv) new regulations or changes in financial services regulations; (xxv) compliance with environmental laws and regulations; (xxvi) catastrophic events, including global pandemics such as the COVID-19 pandemic; and (xxvii) other factors described in more detail under the section entitled "Part I - Item 1A. Risk Factors" of Caterpillar's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as such factors may be updated from time to time in Caterpillar's periodic filings with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting

During the first quarter of 2026, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
January 1-31, 2026	191,516	$626.54	191,516		$14.817
February 1-28, 2026	4,960,054	$659.85	4,960,054	[2]	$10.194
March 1-31, 2026	406,228	$700.06	406,228		$9.910
Total	5,557,798	$661.64	5,557,798

1 In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of March 31,2026, approximately $9.9 billion remained available under the 2024 Authorization.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the first quarter of 2026.

Non-U.S. Employee Stock Purchase Plans

As of March 31, 2026, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 18,000 active participants in the aggregate. During the first quarter of 2026, approximately 30,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

During the three months ended March 31, 2026, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CATERPILLAR INC.

May 6, 2026	/s/ Joseph E. Creed	Chairman of the Board
	Joseph E. Creed	and Chief Executive Officer

May 6, 2026	/s/ Kyle J. Epley	Chief Financial Officer
Kyle J. Epley

May 6, 2026	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

May 6, 2026	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp