Form 10-Q
period 2026-06-30
CATERPILLAR INC
filed 2026-08-05
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

At June 30, 2026, 459,674,889 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2026	2025
Sales and revenues:
Sales of Machinery, Power & Energy	$19,581	$15,674
Revenues of Financial Products	962	895
Total sales and revenues	20,543	16,569

Operating costs:
Cost of goods sold	12,781	10,807
Selling, general and administrative expenses	2,018	1,694
Research and development expenses	616	551
Interest expense of Financial Products	362	336
Other operating (income) expenses	471	321
Total operating costs	16,248	13,709

Operating profit	4,295	2,860

Interest expense excluding Financial Products	135	126
Other income (expense)	398	84

Consolidated profit before taxes	4,558	2,818

Provision (benefit) for income taxes	1,055	646
Profit of consolidated companies	3,503	2,172

Equity in profit (loss) of unconsolidated affiliated companies	90	7

Profit of consolidated and affiliated companies	3,593	2,179

Less: Profit (loss) attributable to noncontrolling interests	—	—

Profit [1]	$3,593	$2,179

Profit per common share	$7.80	$4.64

Profit per common share – diluted [2]	$7.77	$4.62

Weighted-average common shares outstanding (millions)
– Basic	460.4	469.7
– Diluted [2]	462.5	471.5
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2026	2025

Profit of consolidated and affiliated companies	$3,593	$2,179
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	(50)	435
Pension and other postretirement benefits	1	(1)
Derivative financial instruments	65	63
Available-for-sale securities	(2)	24

Total other comprehensive income (loss), net of tax	14	521
Comprehensive income attributable to shareholders	$3,607	$2,700

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2026	2025
Sales and revenues:
Sales of Machinery, Power & Energy	$36,054	$29,052
Revenues of Financial Products	1,904	1,766
Total sales and revenues	37,958	30,818

Operating costs:
Cost of goods sold	24,087	19,772
Selling, general and administrative expenses	3,834	3,287
Research and development expenses	1,153	1,031
Interest expense of Financial Products	707	662
Other operating (income) expenses	797	627
Total operating costs	30,578	25,379

Operating profit	7,380	5,439

Interest expense excluding Financial Products	269	242
Other income (expense)	658	191

Consolidated profit before taxes	7,769	5,388

Provision (benefit) for income taxes	1,725	1,220
Profit of consolidated companies	6,044	4,168

Equity in profit (loss) of unconsolidated affiliated companies	97	14

Profit of consolidated and affiliated companies	6,141	4,182

Less: Profit (loss) attributable to noncontrolling interests	(1)	—

Profit [1]	$6,142	$4,182

Profit per common share	$13.29	$8.85

Profit per common share – diluted [2]	$13.23	$8.82

Weighted-average common shares outstanding (millions)
– Basic	462.0	472.4
– Diluted [2]	464.3	474.5
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2026	2025

Profit of consolidated and affiliated companies	$6,141	$4,182
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	(97)	623
Pension and other postretirement benefits	1	(2)
Derivative financial instruments	25	120
Available-for-sale securities	(24)	46

Total other comprehensive income (loss), net of tax	(95)	787
Comprehensive income	6,046	4,969
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1)	—
Comprehensive income attributable to shareholders	$6,047	$4,969
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$6,713	$9,980
Receivables – trade and other	13,188	10,920
Receivables – finance	10,844	10,649
Prepaid expenses and other current assets	3,078	2,801
Inventories	20,627	18,135
Total current assets	54,450	52,485

Property, plant and equipment – net	15,628	15,140
Long-term receivables – trade and other	3,086	2,142
Long-term receivables – finance	14,364	14,272
Noncurrent deferred and refundable income taxes	2,286	2,882
Intangible assets	420	241
Goodwill	5,859	5,321
Other assets	6,516	6,102
Total assets	$102,609	$98,585

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$5,046	$5,514
Accounts payable	10,313	8,968
Accrued expenses	5,825	5,587
Accrued wages, salaries and employee benefits	2,148	2,554
Customer advances	4,777	3,314
Dividends payable	749	703
Other current liabilities	2,871	2,798
Long-term debt due within one year:
Machinery, Power & Energy	35	35
Financial Products	8,026	7,085
Total current liabilities	39,790	36,558

Long-term debt due after one year:
Machinery, Power & Energy	10,655	10,678
Financial Products	21,384	20,018
Liability for postemployment benefits	3,744	3,838
Other liabilities	7,642	6,175
Total liabilities	83,215	77,267
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/26 and 12/31/25 – 814,894,624) at paid-in amount	5,654	7,181
Treasury stock: (6/30/26 – 355,219,735 shares; 12/31/25 – 349,607,292 shares) at cost	(54,533)	(49,539)
Profit employed in the business	70,141	65,448
Accumulated other comprehensive income (loss)	(1,867)	(1,772)
Noncontrolling interests	(1)	—
Total shareholders’ equity	19,394	21,318
Total liabilities and shareholders’ equity	$102,609	$98,585
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	$6,043	$(47,127)	$61,356	$(2,205)	$3	$18,070
Profit (loss) of consolidated and affiliated companies	—	—	2,179	—	—	2,179
Foreign currency translation, net of tax	—	—	—	435	—	435
Pension and other postretirement benefits, net of tax	—	—	—	(1)	—	(1)
Derivative financial instruments, net of tax	—	—	—	63	—	63
Available-for-sale securities, net of tax	—	—	—	24	—	24
Dividends declared [1]	—	—	(1,375)	—	—	(1,375)
Common shares issued from treasury stock for stock-based compensation: 103,310	—	5	—	—	—	5
Stock-based compensation expense	86	—	—	—	—	86
Common shares repurchased: 2,666,175 [2]	—	(828)	—	—	—	(828)
Other	14	(8)	—	—	(1)	5
Balance at June 30, 2025	$6,143	$(47,958)	$62,160	$(1,684)	$2	$18,663

Three Months Ended June 30, 2026
Balance at March 31, 2026	$5,852	$(53,307)	$67,997	$(1,881)	$(1)	$18,660
Profit (loss) of consolidated and affiliated companies	—	—	3,593	—	—	3,593
Foreign currency translation, net of tax	—	—	—	(50)	—	(50)
Pension and other postretirement benefits, net of tax	—	—	—	1	—	1
Derivative financial instruments, net of tax	—	—	—	65	—	65
Available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Dividends declared [1]	—	—	(1,449)	—	—	(1,449)
Common shares issued from treasury stock for stock-based compensation: 452,183	(51)	27	—	—	—	(24)
Stock-based compensation expense	92	—	—	—	—	92
Common shares repurchased: 1,414,325 [2]	—	(1,244)	—	—	—	(1,244)
Outstanding authorized accelerated share repurchase	(250)	—	—	—	—	(250)
Other	11	(9)	—	—	—	2
Balance at June 30, 2026	$5,654	$(54,533)	$70,141	$(1,867)	$(1)	$19,394

1 Dividends per share of common stock of $3.14 and $2.92 were declared in the three months ended June 30, 2026 and 2025, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2025
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	4,182	—	—	4,182
Foreign currency translation, net of tax	—	—	—	623	—	623
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	120	—	120
Available-for-sale securities, net of tax	—	—	—	46	—	46
Dividends declared [1]	—	—	(1,374)	—	—	(1,374)
Common shares issued from treasury stock for stock-based compensation: 728,355	(53)	(6)	—	—	—	(59)
Stock-based compensation expense	131	—	—	—	—	131
Common shares repurchased: 10,181,456 [2]	—	(3,588)	—	—	—	(3,588)
Outstanding authorized accelerated share repurchases	(900)	—	—	—	—	(900)
Other	24	(33)	—	—	(1)	(10)
Balance at June 30, 2025	$6,143	$(47,958)	$62,160	$(1,684)	$2	$18,663

Six Months Ended June 30, 2026
Balance at December 31, 2025	$7,181	$(49,539)	$65,448	$(1,772)	$—	$21,318
Profit (loss) of consolidated and affiliated companies	—	—	6,142	—	(1)	6,141
Foreign currency translation, net of tax	—	—	—	(97)	—	(97)
Pension and other postretirement benefits, net of tax	—	—	—	1	—	1
Derivative financial instruments, net of tax	—	—	—	25	—	25
Available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Dividends declared [1]	—	—	(1,449)	—	—	(1,449)
Common shares issued from treasury stock for stock-based compensation: 1,359,674	(90)	(31)	—	—	—	(121)
Stock-based compensation expense	146	—	—	—	—	146
Common shares repurchased: 6,972,123 [2]	—	(4,922)	—	—	—	(4,922)
Outstanding authorized accelerated share repurchases	(1,600)	—	—	—	—	(1,600)
Other	17	(41)	—	—	—	(24)
Balance at June 30, 2026	$5,654	$(54,533)	$70,141	$(1,867)	$(1)	$19,394

1 Dividends per share of common stock of $3.14 and $2.92 were declared in the six months ended June 30, 2026 and 2025, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$6,141	$4,182
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,211	1,094
Provision (benefit) for deferred income taxes	644	(110)
(Gain) loss on divestiture	139	—
Other	(22)	398
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(3,182)	(319)
Inventories	(2,553)	(1,639)
Accounts payable	1,528	973
Accrued expenses	189	(12)
Accrued wages, salaries and employee benefits	(408)	(805)
Customer advances	2,576	1,276
Other assets – net	(93)	(90)
Other liabilities – net	71	(537)
Net cash provided by (used for) operating activities	6,241	4,411

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,315)	(1,265)
Expenditures for equipment leased to others	(847)	(608)
Proceeds from disposals of leased assets and property, plant and equipment	436	365
Additions to finance receivables	(8,639)	(7,064)
Collections of finance receivables	8,060	6,399
Proceeds from sale of finance receivables	33	18
Investments and acquisitions (net of cash acquired)	(802)	(21)
Proceeds from sale of businesses and investments (net of cash sold)	(92)	12
Proceeds from maturities and sale of securities	734	1,328
Investments in securities	(1,155)	(618)
Other – net	148	(53)
Net cash provided by (used for) investing activities	(3,439)	(1,507)

Cash flow from financing activities:
Dividends paid	(1,399)	(1,336)
Common stock issued, and other stock compensation transactions, net	(121)	(59)
Payments to purchase common stock	(6,522)	(4,488)
Excise tax paid on purchases of common stock	(49)	(73)
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Power & Energy	—	1,976
- Financial Products	7,363	3,731
Payments on debt (original maturities greater than three months):
- Machinery, Power & Energy	(19)	(35)
- Financial Products	(4,744)	(4,133)
Short-term borrowings – net (original maturities three months or less)	(542)	72
Net cash provided by (used for) financing activities	(6,033)	(4,345)
Effect of exchange rate changes on cash	(35)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,266)	(1,448)
Cash, cash equivalents and restricted cash at beginning of period	9,986	6,896
Cash, cash equivalents and restricted cash at end of period	$6,720	$5,448
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2026 and 2025, (b) the consolidated comprehensive income for the three and six months ended June 30, 2026 and 2025, (c) the consolidated financial position at June 30, 2026 and December 31, 2025, (d) the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025 and (e) the consolidated cash flow for the six months ended June 30, 2026 and 2025. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Long-term receivables - trade and other in the Statement of Financial Position includes $1.2 billion and $377 million at June 30, 2026 and December 31, 2025, respectively, for recoveries from overpayments made during the importation process. Current assets: Receivables - trade and other includes $130 million at June 30, 2026. There were no amounts included in Current assets: Receivables - trade and other at December 31, 2025. The recoveries are subject to review and processing by U.S. Customs and Border Protection (CBP), and timing of the recoveries is uncertain.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the United States were unauthorized. During 2025 and until CBP ceased collecting IEEPA tariffs in 2026, the company's total IEEPA tariff costs were approximately $1.0 billion.

During the second quarter of 2026, CBP launched the Consolidated Administration and Processing of Entries (CAPE) system, which enabled the submission of certain IEEPA refund claims. For both the three and six months ended June 30, 2026, the company recorded $392 million of expected IEEPA tariff recoveries for claims submitted and accepted through the CAPE system. These recoveries were deemed probable and were recorded in Current assets: Receivables - trade and other within the Consolidated Statement of Financial Position and in Cost of goods sold within the Consolidated Statement of Results of Operations.

The company continues to assess the availability, timing and amounts of additional claim submissions for the remaining amounts paid under IEEPA, as these remain uncertain and were not deemed to be probable as of June 30, 2026.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $10,920 million, $9,402 million and $7,864 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. Long-term trade receivables from dealers and end users were $1,274 million, $1,006 million and $640 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestone for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $277 million, $297 million and $238 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $7,280 million, $4,678 million and $2,745 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. We reduce the contract liability when revenue is recognized. During the three and six months ended June 30, 2026, we recognized $507 million and $1,267 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2026. During the three and six months ended June 30, 2025, we recognized $462 million and $1,145 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2025.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. We report the estimated cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in the Consolidated Statement of Financial Position, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price in the subsequent period when the final discount is paid. As a result of differences between actual and estimated payments and changes in estimates, we recognized a decrease in revenue of $201 million and $454 million during the three and six months ended June 30, 2025, respectively, related to prior period sales. The change in revenue during the three and six months ended June 30, 2026 related to prior period sales was inconsequential.

As of June 30, 2026, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $44.1 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following June 30, 2026. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

See Note 16 for further disaggregated sales and revenues information.

4.                                    Stock-based compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant-date fair value of the award. Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PRSUs).

We recognized pretax stock-based compensation expense of $92 million and $146 million for the three and six months ended June 30, 2026, respectively, and $86 million and $131 million for the three and six months ended June 30, 2025, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares Granted	Weighted-Average Fair Value Per Share	Shares Granted	Weighted-Average Fair Value Per Share
Stock options	126,660	$270.41	299,523	$106.04
RSUs	224,552	$758.15	442,800	$333.10
PRSUs	86,114	$925.49	199,856	$345.60

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock options granted during the six months ended June 30, 2026 and 2025:

	Grant Year
	2026	2025
Weighted-average dividend yield	1.82%	2.13%
Weighted-average volatility	36.1%	30.5%
Range of volatilities	29.5% - 34.2%	26.6% - 32.6%
Range of risk-free interest rates	3.43% - 4.03%	4.13% - 4.40%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2026 and 2025 contain a market condition, and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted during the six months ended June 30, 2026 and 2025, respectively:

	Grant Year
	2026	2025
Expected volatility of the Company's stock	36.7%	29.5%
Risk-free interest rate	3.46%	3.90%

As of June 30, 2026, total remaining unrecognized compensation expense related to non-vested stock-based compensation awards was $356 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

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

Our MP&E operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of June 30, 2026, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	June 30, 2026		December 31, 2025
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$296	$(174)	$364	$(147)
Interest rate contracts	34	(137)	59	(99)
Total	$330	$(311)	$423	$(246)

Undesignated derivatives
Foreign exchange contracts	$84	$(43)	$62	$(75)
Commodity contracts	13	(15)	10	(2)
Total return swap contracts	40	(1)	1	(2)
Total	$137	$(59)	$73	$(79)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of June 30, 2026 and December 31, 2025 were $29.4 billion and $29.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended June 30,
	Gains (Losses) Recognized in the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$41	$139	$(32)	$72
Interest rate contracts	—	—	13	15	2	1
Fair Value Hedges
Foreign exchange contracts	—	—	(5)	(2)	(4)	(1)
Interest rate contracts	(3)	(20)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	38	(83)	—	—	—	—
Commodity contracts	(4)	(3)	—	—	—	—
Total return swap contracts	145	56	—	—	—	—
Total	$176	$(50)	$49	$152	$(34)	$72

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

(Millions of dollars)	Six Months Ended June 30,
	Gains (Losses) Recognized in the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(133)	$217	$(133)	$72
Interest rate contracts	—	—	34	13	3	2
Fair Value Hedges
Foreign exchange contracts	—	—	(8)	(2)	(7)	(1)
Interest rate contracts	(6)	(38)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	56	(97)	—	—	—	—
Commodity contracts	38	5	—	—	—	—
Total return swap contracts	164	30	—	—	—	—
Total	$252	$(100)	$(107)	$228	$(137)	$73

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

The following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Long-term debt due within one year	$501	$602	$1	$3
Long-term debt due after one year	7,519	5,513	(131)	(37)
Total	$8,020	$6,115	$(130)	$(34)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of June 30, 2026 and December 31, 2025, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$467	$(370)	$496	$(325)
Financial Instruments Not Offset	(197)	197	(160)	160
Net Amount	$270	$(173)	$336	$(165)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	June 30, 2026	December 31, 2025
Raw materials	$8,831	$7,434
Work-in-process	2,087	1,598
Finished goods	9,298	8,725
Supplies	411	378
Total inventories	$20,627	$18,135

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	June 30, 2026
(Millions of dollars)	Gross Carrying Amount[1]	Accumulated Amortization[1]	Net
Customer relationships	$495	$(342)	$153
Intellectual property	642	(402)	240
Other	86	(59)	27
Total finite-lived intangible assets	$1,223	$(803)	$420

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,012	$(1,877)	$135
Intellectual property	479	(399)	80
Other	117	(91)	26
Total finite-lived intangible assets	$2,608	$(2,367)	$241

[1] For the six months ended June 30, 2026, $1.6 billion of intangible assets were fully amortized and have been removed.

During the first quarter of 2026, we acquired finite-lived intangible assets of $200 million due to the purchase of RPM Global. See Note 22 for details on the acquisition.

Amortization expense for the three and six months ended June 30, 2026 was $46 million and $87 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was $43 million and $87 million, respectively.

Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Six Months of 2026	2027	2028	2029	2030	Thereafter
$36	$67	$59	$55	$53	$150

B.  Goodwill

No goodwill was impaired during the six months ended June 30, 2026 or 2025.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 were as follows:

(Millions of dollars)	December 31, 2025	Acquisitions[3]		Other Adjustments [1]	June 30, 2026
Power & Energy
Goodwill	$2,054	$—		$(10)	$2,044
Construction Industries
Goodwill	264	—		(4)	260
Impairments	(22)	—		—	(22)
Net goodwill	242	—		(4)	238
Resource Industries
Goodwill	5,086	546		7	5,639
Impairments	(2,100)	—		—	(2,100)
Net goodwill	2,986	546	—	7	3,539
All Other [2]
Goodwill	39	—		(1)	38
Consolidated total
Goodwill	7,443	546		(8)	7,981
Impairments	(2,122)	—		—	(2,122)
Net goodwill	$5,321	$546		$(8)	$5,859

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	June 30, 2026			December 31, 2025
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	67	—	67	72	2	74

Corporate debt securities
Corporate bonds and other debt securities	2,855	6	2,861	2,457	23	2,480
Asset-backed securities	291	—	291	273	—	273

Mortgage-backed debt securities
U.S. governmental agency	586	(17)	569	580	(8)	572
Residential	5	(1)	4	2	(1)	1
Commercial	157	(3)	154	141	(2)	139
Total available-for-sale debt securities	$3,971	$(15)	$3,956	$3,535	$14	$3,549

Available-for-sale debt securities in an unrealized loss position:

	June 30, 2026
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$26	$1	$26	$1

Corporate debt securities
Corporate bonds	1,427	1	352	7	1,779	8
Asset-backed securities	47	—	52	1	99	1

Mortgage-backed debt securities
U.S. governmental agency	173	3	214	17	387	20
Residential	—	—	4	1	4	1
Commercial	45	1	90	3	135	4
Total	$1,692	$5	$738	$30	$2,430	$35

	December 31, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$17	$—	$17	$—
Corporate debt securities
Corporate bonds	130	—	306	6	436	6
Asset-backed securities	38	—	43	1	81	1

Mortgage-backed debt securities
U.S. governmental agency	3	—	307	15	310	15
Residential	—	—	1	1	1	1
Commercial	6	—	89	3	95	3
Total	$177	$—	$763	$26	$940	$26

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of June 30, 2026.

The cost basis and fair value of available-for-sale debt securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2026
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$882	$892
Due after one year through five years	1,687	1,685
Due after five years through ten years	441	439
Due after ten years	213	213
U.S. governmental agency mortgage-backed securities	586	569
Residential mortgage-backed securities	5	4
Commercial mortgage-backed securities	157	154
Total debt securities – available-for-sale	$3,971	$3,956

For the three months ended June 30, 2026 and 2025, proceeds from available-for-sale debt securities were $324 million and $402 million, respectively. For the six months ended June 30, 2026 and 2025, proceeds from available-for-sale debt securities were $668 million and $1,313 million, respectively.

For the three months ended June 30, 2026 and 2025, the net unrealized gains (losses) for equity securities held at June 30, 2026 and 2025 were $36 million and $24 million, respectively. For the six months ended June 30, 2026 and 2025, the net unrealized gains (losses) for equity securities held at June 30, 2026 and 2025 were $30 million and $27 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
(Millions of dollars)	2026	2025	2026	2025	2026	2025
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$12	$14	$16
Interest cost	136	153	30	27	26	30
Expected return on plan assets	(176)	(180)	(44)	(40)	(3)	(2)
Amortization of prior service cost (credit)	—	—	1	—	—	(1)
Net periodic benefit cost (benefit) [1]	$(40)	$(27)	$(1)	$(1)	$37	$43

For the six months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$24	$23	$28	$32
Interest cost	272	306	60	55	53	61
Expected return on plan assets	(352)	(360)	(88)	(80)	(6)	(4)
Amortization of prior service cost (credit)	—	—	1	—	—	(2)
Net periodic benefit cost (benefit) [1]	$(80)	$(54)	$(3)	$(2)	$75	$87

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $64 million and $282 million of contributions to our pension and other postretirement plans during the three and six months ended June 30, 2026, respectively. We currently anticipate full-year 2026 contributions of approximately $360 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
U.S. Plans [1]	$299	$190	$489	$344
Non-U.S. Plans	38	35	75	68
	$337	$225	$564	$412

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Finance lease revenue	$118	$118	$239	$231
Operating lease revenue	320	298	633	608
Total	$438	$416	$872	$839

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $669 million and $458 million at June 30, 2026 and December 31, 2025, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC. As of June 30, 2026 and December 31, 2025, the SPC’s assets of $1.25 billion and $1.19 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.25 billion and $1.19 billion, respectively, were primarily comprised of commercial paper. The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the six months ended June 30 was as follows:

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Warranty liability, beginning of period	$1,626	$1,700
Reduction in liability (payments)	(403)	(350)
Increase in liability (new warranties)	446	319
Warranty liability, end of period	$1,669	$1,669

12.                               Profit per share

Computations of profit per share:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)	2026	2025	2026	2025
Profit for the period (A) [1]	$3,593	$2,179	$6,142	$4,182
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	460.4	469.7	462.0	472.4
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	2.1	1.8	2.3	2.1
Average common shares outstanding for fully diluted computation (C) [2]	462.5	471.5	464.3	474.5
Profit per share of common stock:
Basic (A/B)	$7.80	$4.64	$13.29	$8.85
Diluted (A/C) [2]	$7.77	$4.62	$13.23	$8.82
Shares outstanding as of June 30, (in millions)			459.7	468.5
[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For both the three and six months ended June 30, 2026, we excluded 0.1 million of outstanding stock-based compensation awards from the computation of diluted earnings per share because the effect would have been antidilutive. For the three and six months ended June 30, 2025, we excluded 0.6 million and 0.4 million of outstanding stock-based compensation awards, respectively, from the computation of diluted earnings per share because the effect would have been antidilutive.

For the three and six months ended June 30, 2026, we repurchased 1.4 million and 7.0 million shares of Caterpillar common stock, respectively, at an aggregate cost of $1.2 billion and $4.9 billion, respectively. For the three and six months ended June 30, 2025, we repurchased 2.7 million and 10.2 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.8 billion and $3.6 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2026 and 2025.

In the first quarter of 2026, we entered into ASR agreements to repurchase an aggregate of $4.50 billion of common stock. We advanced the $4.50 billion and received approximately 4.8 million shares of Caterpillar common stock, approximately 70% of the estimated final number of shares to be repurchased, with a value of $3.15 billion. In the second quarter of 2026, we entered into ASR agreements to repurchase an aggregate of $1.00 billion of common stock. We advanced the $1.00 billion and received approximately 0.8 million shares of Caterpillar common stock, approximately 75% of the estimated final number of shares to be repurchased, with a value of $750 million. The final number of shares to ultimately be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The final settlement of the ASR agreements is scheduled to occur during the fourth quarter of 2026. The remaining $1.60 billion was evaluated as unsettled forward contracts and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

In July 2026, we were notified of the early termination of the second quarter 2026 ASR agreements. Upon final settlement, we received approximately 0.3 million additional shares.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Foreign currency translation
Beginning balance	$(1,800)	$(2,122)	$(1,753)	$(2,310)
Gains (losses) on foreign currency translation	(49)	435	(95)	623
Less: Tax provision (benefit)	1	—	2	—
Net gains (losses) on foreign currency translation	(50)	435	(97)	623
(Gains) losses reclassified to earnings	—	—	—	—
Less: Tax provision (benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	—
Other comprehensive income (loss), net of tax	(50)	435	(97)	623
Ending balance	$(1,850)	$(1,687)	$(1,850)	$(1,687)
Pension and other postretirement benefits
Beginning balance	$(70)	$(62)	$(70)	$(61)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision (benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	1	(1)	1	(2)
Less: Tax provision (benefit)	—	—	—	—
Net amortization of prior service (credit) cost	1	(1)	1	(2)
Other comprehensive income (loss), net of tax	1	(1)	1	(2)
Ending balance	$(69)	$(63)	$(69)	$(63)
Derivative financial instruments
Beginning balance	$(1)	$11	$39	$(46)
Gains (losses) deferred	49	152	(107)	228
Less: Tax provision (benefit)	12	37	(27)	55
Net gains (losses) deferred	37	115	(80)	173
(Gains) losses reclassified to earnings	34	(72)	137	(73)
Less: Tax provision (benefit)	6	(20)	32	(20)
Net (gains) losses reclassified to earnings	28	(52)	105	(53)
Other comprehensive income (loss), net of tax	65	63	25	120
Ending balance	$64	$74	$64	$74
Available-for-sale securities
Beginning balance	$(10)	$(32)	$12	$(54)
Gains (losses) deferred	4	29	(26)	55
Less: Tax provision (benefit)	5	6	(4)	12
Net gains (losses) deferred	(1)	23	(22)	43
(Gains) losses reclassified to earnings	(2)	1	(3)	3
Less: Tax provision (benefit)	(1)	—	(1)	—
Net (gains) losses reclassified to earnings	(1)	1	(2)	3
Other comprehensive income (loss), net of tax	(2)	24	(24)	46
Ending balance	$(12)	$(8)	$(12)	$(8)

Total AOCI ending balance at June 30,	$(1,867)	$(1,684)	$(1,867)	$(1,684)

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

15.                              Income taxes

The effective tax rate for the three months ended June 30, 2026 was 23.1 percent compared to 23.0 percent for the three months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 22.2 percent compared to 22.6 percent for the six months ended June 30, 2025.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 35-37 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

•Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting. For example, we report certain costs on the cash basis for segment reporting and the accrual basis for consolidated external reporting. Timing differences also include certain corporate-managed receivables and accruals that are recognized in periods different from the related operating costs included in segment profit.

The three and six months ended June 30, 2026 and 2025, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Inter-Segment Sales and Revenues	Total Sales and Revenues
Three Months Ended June 30, 2026
Power & Energy	$4,182	$373	$1,348	$892	$6,795		$1,443	$8,238
Construction Industries	5,065	676	1,456	1,064	8,261		85	8,346
Resource Industries	2,230	671	713	954	4,568		80	4,648
Financial Products Segment	765	122	137	121	1,145	[1]	—	1,145
Total sales and revenues from reportable segments	12,242	1,842	3,654	3,031	20,769		1,608	22,377
All Other Segment	9	1	2	3	15		69	84
Corporate Items and Eliminations	(157)	(22)	(31)	(31)	(241)		(1,677)	(1,918)
Total Sales and Revenues	$12,094	$1,821	$3,625	$3,003	$20,543		$—	$20,543

Three Months Ended June 30, 2025
Power & Energy	$3,225	$442	$1,306	$821	$5,794		$1,243	$7,037
Construction Industries	3,369	540	1,185	1,029	6,123		67	6,190
Resource Industries	1,668	592	584	945	3,789		97	3,886
Financial Products Segment	703	105	126	108	1,042	[1]	—	1,042
Total sales and revenues from reportable segments	8,965	1,679	3,201	2,903	16,748		1,407	18,155
All Other Segment	6	—	1	6	13		72	85
Corporate Items and Eliminations	(120)	(23)	(22)	(27)	(192)		(1,479)	(1,671)
Total Sales and Revenues	$8,851	$1,656	$3,180	$2,882	$16,569		$—	$16,569
1    Includes revenues from Power & Energy, Construction Industries, Resource Industries, and All Other Segment of $210 million and $172 million for the three months ended June 30, 2026 and 2025, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Inter-Segment Sales and Revenues	Total Sales and Revenues
Six Months Ended June 30, 2026
Power & Energy	$7,682	$651	$2,489	$1,686	$12,508		$2,761	$15,269
Construction Industries	9,357	1,326	2,655	2,025	15,363		144	15,507
Resource Industries	4,066	1,243	1,273	1,696	8,278		167	8,445
Financial Products Segment	1,506	233	270	232	2,241	[1]	—	2,241
Total sales and revenues from reportable segments	22,611	3,453	6,687	5,639	38,390		3,072	41,462
All Other Segment	16	1	5	5	27		134	161
Corporate Items and Eliminations	(303)	(41)	(59)	(56)	(459)		(3,206)	(3,665)
Total Sales and Revenues	$22,324	$3,413	$6,633	$5,588	$37,958		$—	$37,958

Six Months Ended June 30, 2025
Power & Energy	$5,850	$768	$2,332	$1,498	$10,448		$2,372	$12,820
Construction Industries	6,273	1,044	2,052	1,898	11,267		107	11,374
Resource Industries	3,278	1,198	1,094	1,805	7,375		172	7,547
Financial Products Segment	1,385	204	248	212	2,049	[1]	—	2,049
Total sales and revenues from reportable segments	16,786	3,214	5,726	5,413	31,139		2,651	33,790
All Other Segment	14	—	2	8	24		131	155
Corporate Items and Eliminations	(211)	(43)	(42)	(49)	(345)		(2,782)	(3,127)
Total Sales and Revenues	$16,589	$3,171	$5,686	$5,372	$30,818		$—	$30,818
1    Includes revenues from Power & Energy, Construction Industries, Resource Industries, and All Other Segment of $393 million and $335 million for the six months ended June 30, 2026 and 2025, respectively.

For the three and six months ended June 30, 2026 and 2025, Power & Energy external sales by end user application were as follows:

Power & Energy External Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Power Generation	$3,098	$2,407	$5,915	$4,403
Oil and Gas	2,044	1,867	3,467	3,125
Industrial	1,653	1,520	3,126	2,920
Power & Energy External Sales	$6,795	$5,794	$12,508	$10,448

For the three and six months ended June 30, 2026 and 2025, Resource Industries external sales by industry were as follows:

Resource Industries External Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Mining, HC and Q&A*	$3,685	$3,024	$6,639	$5,866
Rail	883	765	1,639	1,509
Resource Industries External Sales	$4,568	$3,789	$8,278	$7,375
*Heavy Construction and Quarry & Aggregates (HC and Q&A)

Profit from Reportable Segments
(Millions of dollars)	Power & Energy	Construction Industries	Resource Industries	Financial Products Segment	Total from Reportable Segments
Three Months Ended June 30, 2026
Sales and revenues	$8,238	$8,346	$4,648	$1,145	$22,377
Less [1]:
Cost of goods sold	5,433	5,862	3,384	—	14,679
SG&A/R&D [2]	787	529	545	221	2,082
Other segment items [3]	(9)	8	26	596	621
Segment Profit	$2,027	$1,947	$693	$328	$4,995

Three Months Ended June 30, 2025
Sales and revenues	$7,037	$6,190	$3,886	$1,042	$18,155
Less [1]:
Cost of goods sold	4,751	4,459	2,851	—	12,061
SG&A/R&D [2]	730	470	465	204	1,869
Other segment items [3]	2	17	7	590	616
Segment Profit	$1,554	$1,244	$563	$248	$3,609

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

[3] Other segment items for each reportable segment primarily includes:
Power & Energy / Construction Industries / Resource Industries – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, certain other (income) expense items, and equity in (profit) loss of unconsolidated affiliated companies.

Financial Products Segment – interest expense, Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses and investment and interest income, and foreign exchange (gains) losses.

Profit from Reportable Segments
(Millions of dollars)	Power & Energy	Construction Industries	Resource Industries	Financial Products Segment	Total from Reportable Segments
Six Months Ended June 30, 2026
Sales and revenues	$15,269	$15,507	$8,445	$2,241	$41,462
Less [1]:
Cost of goods sold	10,280	10,989	6,297	—	27,566
SG&A/R&D [2]	1,518	1,014	1,039	438	4,009
Other segment items [3]	(6)	22	38	1,230	1,284
Segment Profit	$3,477	$3,482	$1,071	$573	$8,603

Six Months Ended June 30, 2025
Sales and revenues	$12,820	$11,374	$7,547	$2,049	$33,790
Less [1]:
Cost of goods sold	8,585	8,177	5,463	—	22,225
SG&A/R&D [2]	1,421	921	904	399	3,645
Other segment items [3]	(28)	8	(6)	1,187	1,161
Segment Profit	$2,842	$2,268	$1,186	$463	$6,759

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

[3] Other segment items for each reportable segment primarily includes:
Power & Energy / Construction Industries / Resource Industries – other operating (income) expenses, currency impacts defined as a methodology difference between exchange rates used in U.S. GAAP and segment reporting, certain other (income) expense items, and equity in (profit) loss of unconsolidated affiliated companies.

Financial Products Segment – interest expense, Cat Financial’s depreciation on equipment leased to others, Insurance Services’ underwriting expenses and investment and interest income, and foreign exchange (gains) losses.

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total profit from reportable segments	$4,995	$3,609	$8,603	$6,759
Profit (loss) from All Other Segment	—	—	(43)	(19)
Cost centers	(5)	(10)	6	(6)
Corporate costs	(370)	(211)	(676)	(424)
Timing	345	(76)	427	(83)
Restructuring income (costs)	(202)	(56)	(243)	(89)
Methodology differences:
Inventory/cost of sales	17	(21)	32	(48)
Postretirement benefit expense	(123)	(67)	(119)	(53)
Stock-based compensation expense	(84)	(85)	(132)	(130)
Financing costs	(8)	(68)	(62)	(114)
Currency	64	(95)	153	(149)
Other income/expense methodology differences	(57)	(86)	(152)	(228)
Other methodology differences	(14)	(16)	(25)	(28)
Total consolidated profit before taxes	$4,558	$2,818	$7,769	$5,388

Reconciliation of Assets:

(Millions of dollars)	June 30, 2026	December 31, 2025
Assets from reportable segments:
Power & Energy	$7,330	$8,438
Construction Industries	6,176	5,442
Resource Industries	9,673	9,036
Financial Products Segment	43,777	41,476
Total assets from reportable segments	66,956	64,392
Assets from All Other Segment	1,476	1,516
Items not included in segment assets:
Cash and cash equivalents	5,945	9,333
Deferred income taxes	2,162	2,749
Goodwill and intangible assets	4,752	4,669
Property, plant and equipment – net and other assets	5,011	4,689
Inventory methodology differences	(4,044)	(3,622)
Liabilities included in segment assets	19,369	15,330
Other	982	(471)
Total assets	$102,609	$98,585

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization from reportable segments:
Power & Energy	$157	$121	$303	$237
Construction Industries	69	66	137	129
Resource Industries	107	99	207	196
Financial Products Segment	187	178	373	356
Total depreciation and amortization from reportable segments	520	464	1,020	918
Items not included in segment depreciation and amortization:
All Other Segment	71	66	139	129
Cost centers	27	25	55	49
Other	(2)	(1)	(3)	(2)
Total depreciation and amortization	$616	$554	$1,211	$1,094

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures from reportable segments:
Power & Energy	$328	$374	$619	$614
Construction Industries	99	64	154	110
Resource Industries	173	111	298	221
Financial Products Segment	452	379	717	549
Total capital expenditures from reportable segments	1,052	928	1,788	1,494
Items not included in segment capital expenditures:
All Other Segment	59	59	81	95
Cost centers	42	35	71	62
Timing	(21)	(70)	238	225
Other	(21)	3	(16)	(3)
Total capital expenditures	$1,111	$955	$2,162	$1,873

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of June 30, 2026.

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

During the three and six months ended June 30, 2026, Cat Financial's forecasts reflected a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and six months ended June 30, 2026.

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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$273	$4	$277	$273	$4	$277
Write-offs	(46)	—	(46)	(27)	—	(27)
Recoveries	26	—	26	9	—	9
Provision for credit losses [1]	29	—	29	21	—	21
Other	—	—	—	5	—	5
Ending balance	$282	$4	$286	$281	$4	$285

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$273	$4	$277	$258	$4	$262
Write-offs	(88)	—	(88)	(57)	—	(57)
Recoveries	39	—	39	19	—	19
Provision for credit losses [1]	58	—	58	54	—	54
Other	—	—	—	7	—	7
Ending balance	$282	$4	$286	$281	$4	$285

Finance Receivables	$23,900	$1,548	$25,448	$22,842	$1,378	$24,220

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$7	$7	$4	$3	$3	$29
EAME	—	2	1	1	1	—	—	5
Asia/Pacific	—	1	1	1	1	—	—	4
Latin America	—	2	2	2	1	1	—	8
Total	$—	$10	$11	$11	$7	$4	$3	$46

	Three Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$3	$6	$2	$2	$2	$2	$17
EAME	—	1	2	—	1	—	—	4
Asia/Pacific	—	1	1	1	—	—	—	3
Latin America	—	—	1	2	—	—	—	3
Total	$—	$5	$10	$5	$3	$2	$2	$27

	Six Months Ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$—	$9	$14	$13	$6	$5	$6	$53
EAME	—	3	2	2	1	1	—	9
Asia/Pacific	—	4	3	1	1	—	—	9
Latin America	—	3	4	4	2	1	—	14
Mining	—	3	—	—	—	—	—	3
Power	—	—	—	—	—	—	—	—
Total	$—	$22	$23	$20	$10	$7	$6	$88

	Six Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$—	$5	$11	$6	$4	$3	$4	$33
EAME	—	2	3	1	1	—	—	7
Asia/Pacific	—	1	2	1	1	—	—	5
Latin America	—	—	2	3	—	1	—	6
Mining	—	3	1	1	—	—	—	5
Power	—	—	—	—	—	1	—	$1
Total	$—	$11	$19	$12	$6	$5	$4	$57

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

Customer
The aging analysis of Cat Financial's Customer portfolio segment by origination year was as follows:

(Millions of dollars)	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$2,908	$4,639	$2,876	$1,318	$452	$129	$569	$12,891
31-60 days past due	10	45	31	20	10	3	6	125
61-90 days past due	2	11	9	6	2	1	2	33
91+ days past due	1	27	31	19	11	5	2	96

EAME
Current	692	1,253	728	452	209	76	—	3,410
31-60 days past due	3	9	11	9	3	1	—	36
61-90 days past due	—	5	7	4	2	1	—	19
91+ days past due	1	8	11	12	8	3	—	43

Asia/Pacific
Current	620	773	421	196	58	10	1	2,079
31-60 days past due	—	6	7	2	1	—	—	16
61-90 days past due	—	4	3	—	—	—	—	7
91+ days past due	—	3	3	2	2	—	—	10

Latin America
Current	570	752	372	147	54	18	5	1,918
31-60 days past due	3	10	8	4	1	—	—	26
61-90 days past due	—	3	2	1	1	—	—	7
91+ days past due	—	7	14	7	4	1	—	33

Mining
Current	389	689	540	357	214	106	15	2,310
31-60 days past due	—	4	—	—	—	—	—	4
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	1	1	—	—	—	2

Power
Current	94	186	221	151	35	37	111	835
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$5,273	$8,292	$5,158	$2,621	$1,022	$376	$701	$23,443
31-60 days past due	16	74	57	35	15	4	6	207
61-90 days past due	2	23	21	11	5	2	2	66
91+ days past due	2	45	60	41	25	9	2	184
Total Customer	$5,293	$8,434	$5,296	$2,708	$1,067	$391	$711	$23,900

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106

EAME
Current	1,551	929	614	316	114	44	—	3,568
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37

Asia/Pacific
Current	996	571	290	104	25	1	—	1,987
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6

Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23

Mining
Current	765	698	484	278	106	46	—	2,377
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10

Power
Current	168	250	179	37	8	35	148	825
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$9,995	$6,593	$3,624	$1,574	$586	$147	$662	$23,181
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total Customer	$10,078	$6,740	$3,740	$1,644	$610	$154	$669	$23,635

Dealer
As of June 30, 2026 and December 31, 2025, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	June 30, 2026		December 31, 2025
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$90	$13	$90	$20
EAME	40	6	35	5
Asia/Pacific	7	3	4	2
Latin America	34	1	24	1
Mining	7	—	10	—
Total	$178	$23	$163	$28

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of June 30, 2026 and December 31, 2025.

Modifications
Cat Financial periodically modifies the terms of their finance receivable agreements. Typically, the types of modifications granted are payment deferrals, interest-only payment periods and/or term extensions. Many modifications Cat Financial grants are for commercial reasons or for borrowers experiencing some form of short-term financial stress and may result in insignificant payment delays. Cat Financial does not consider these borrowers to be experiencing financial difficulty. Modifications for borrowers Cat Financial does consider to be experiencing financial difficulty typically result in payment deferrals and/or reduced payments for a period of four months or longer, term extension of six months or longer, or a combination of both.

During the three and six months ended June 30, 2026 and 2025, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortized cost of finance receivables modified	$20	$16	$31	$20
Modifications as a percentage of Customer portfolio	0.08%	0.07%	0.13%	0.09%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average extension to term of modified contracts	9	14	10	13
Weighted average payment deferral and/or interest only periods	7	7	7	7

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and six months ended June 30, 2026 and 2025.

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

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. In some cases where market prices are not available, we make use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon valuations in which one or more significant inputs are unobservable, including internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	67	—	—	67
Corporate debt securities
Corporate bonds and other debt securities	—	2,861	—	—	2,861
Asset-backed securities	—	291	—	—	291
Mortgage-backed debt securities
U.S. governmental agency	—	569	—	—	569
Residential	—	4	—	—	4
Commercial	—	154	—	—	154
Total debt securities	10	3,946	—	—	3,956
Equity securities
Large capitalization value	317	—	—	—	317
Smaller company growth	71	—	—	—	71
REIT	—	—	—	175	175
Total equity securities	388	—	—	175	563
Derivative financial instruments - assets
Foreign currency contracts - net	—	163	—	—	163
Total return swap contracts - net	—	39	—	—	39
Total assets	$398	$4,148	$—	$175	$4,721
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$103	$—	$—	$103
Commodity contracts - net	—	2	—	—	2
Total liabilities	$—	$105	$—	$—	$105

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	74	—	—	74
Corporate debt securities
Corporate bonds and other debt securities	—	2,480	—	—	2,480
Asset-backed securities	—	273	—	—	273
Mortgage-backed debt securities
U.S. governmental agency	—	572	—	—	572
Residential	—	1	—	—	1
Commercial	—	139	—	—	139
Total debt securities	10	3,539	—	—	3,549
Equity securities
Large capitalization value	283	—	—	—	283
Smaller company growth	65	—	—	—	65
REIT	—	—	—	174	174
Total equity securities	348	—	—	174	522
Derivative financial instruments - assets
Foreign currency contracts - net	—	204	—	—	204
Commodity contracts - net	—	8	—	—	8
Total assets	$358	$3,751	$—	$174	$4,283
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$40	$—	$—	$40
Total return swap contracts - net	—	1	—	—	1
Total liabilities	$—	$41	$—	$—	$41

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a non-recurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining the collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $68 million and $63 million as of June 30, 2026 and December 31, 2025, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	June 30, 2026		December 31, 2025
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1)	$18,512	$18,130	$17,922	$17,648	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	2,455	2,391	1,931	1,871	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Power & Energy	$10,690	$10,168	$10,713	$10,363	2
Financial Products	29,410	29,415	27,103	27,204	2

1    Represents finance leases and failed sale leasebacks of $6,834 million and $7,189 million at June 30, 2026 and December 31, 2025, respectively.

19.                         Other income (expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Investment and interest income	$153	$81	$257	$180
Foreign exchange gains (losses) [1]	14	(125)	50	(143)
License fee income	34	37	66	72
Net periodic pension and OPEB income (cost), excluding service cost	30	13	60	24
Gains (losses) on securities	41	28	38	31
Miscellaneous income (loss)	126	50	187	27
Total	$398	$84	$658	$191

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

Restructuring costs for the three and six months ended June 30, 2026 and 2025 were as follows:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee separations [1]	$34	$10	$69	$27
Divestitures [1]	139	—	139	—
Other [2]	29	49	35	65
Total restructuring (income) costs	$202	$59	$243	$92

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs and project management, which are primarily recognized in Cost of goods sold, and long-lived asset impairments, which are recognized in Other operating (income) expenses.

The restructuring costs for the six months ended June 30, 2026 were related to restructuring actions across the company, including the divestiture of certain non-U.S. entities. The restructuring costs for the six months ended June 30, 2025 were related to restructuring actions across the company.

In 2026 and 2025, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $1.15 billion and $936 million at June 30, 2026 and December 31, 2025, respectively.

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

We financed the transaction with available cash. As of the acquisition date, the tangible assets acquired were $78 million which were recorded at their fair values and primarily included cash of $53 million and receivables of $18 million. Finite-lived intangible assets acquired included $110 million related to developed intellectual property, customer relationships of $85 million and trade names of $5 million, each of which were recorded at their acquisition date fair value. These intangible assets will be amortized on a straight-line basis over a weighted-average useful life of approximately 10 years. Liabilities assumed as of the acquisition date were approximately $38 million. Goodwill of $546 million, of which $523 million is expected to be deductible for income tax purposes, represented the excess of the consideration transferred over the net assets acquired and is attributable to the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Factors that contributed to a purchase price resulting in the recognition of goodwill included RPMGlobal’s strategic fit into our Resource Industries product portfolio and related cross-selling opportunities, the ability to provide enhanced technological solutions to mining customers and the acquired assembled workforce. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and post-closing procedures. The results of the acquired business from the acquisition date are included in the accompanying consolidated financial statements and reported in the Resource Industries segment in Note 16. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

Highlights for the second quarter of 2026 include:
•Total sales and revenues for the second quarter of 2026 were $20.543 billion, an increase of $3.974 billion, or 24 percent, compared with $16.569 billion in the second quarter of 2025. Sales were higher across the three primary segments.
•Operating profit margin was 20.9 percent for the second quarter of 2026, compared with 17.3 percent for the second quarter of 2025. Adjusted operating profit margin was 21.9 percent for the second quarter of 2026, compared with 17.6 percent for the second quarter of 2025.
•Second-quarter 2026 profit per share was $7.77, and excluding the items in the table below, adjusted profit per share was $8.17. Second-quarter 2025 profit per share was $4.62, and excluding the item in the table below, adjusted profit per share was $4.72.
•Caterpillar ended the second quarter of 2026 with $6.7 billion of enterprise cash.

Highlights for the six months ended June 30, 2026 include:
•Total sales and revenues were $37.958 billion for the six months ended June 30, 2026, an increase of $7.140 billion, or 23 percent, compared with $30.818 billion for the six months ended June 30, 2025.
•Operating profit margin was 19.4 percent for the six months ended June 30, 2026, compared with 17.6 percent for the six months ended June 30, 2025. Adjusted operating profit margin was 20.1 percent for the six months ended June 30, 2026, compared with 17.9 percent for the six months ended June 30, 2025.
•Profit per share for the six months ended June 30, 2026, was $13.23, and excluding the items in the table below, adjusted profit per share was $13.70. Profit per share for the six months ended June 30, 2025, was $8.82, and excluding the item in the table below, adjusted profit per share was $8.97.
•Enterprise operating cash flow was $6.2 billion for the six months ended June 30, 2026.

In order for our results to be more meaningful to our readers, we have separately quantified the impact of significant items.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$4,558	$7.77	$2,818	$4.62	$7,769	$13.23	$5,388	$8.82
Restructuring costs - divestiture of certain non-U.S. entities	139	0.30	—	—	139	0.30	—	—
Other restructuring (income) costs	63	0.10	56	0.10	104	0.17	89	0.15
Adjusted profit	$4,760	$8.17	$2,874	$4.72	$8,012	$13.70	$5,477	$8.97

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 71-73.
Overview
Total sales and revenues for the second quarter of 2026 were $20.543 billion, an increase of $3.974 billion, or 24 percent, compared with $16.569 billion in the second quarter of 2025. The increase was primarily due to higher sales volume of $3.1 billion and favorable price realization of $595 million.
Second-quarter 2026 profit per share was $7.77, compared with $4.62 profit per share in the second quarter of 2025. In the second quarter of 2026 and 2025, profit per share included restructuring costs. Profit for the second quarter of 2026 was $3.593 billion, an increase of $1.414 billion, or 65 percent, compared with $2.179 billion for the second quarter of 2025. The increase was mainly due to the profit impact of higher sales volume.

Trends and Economic Conditions
Outlook for Key End Markets
We continue to see strong momentum in our end markets despite ongoing uncertainty due to geopolitical events. We are also progressing on our capacity expansion plans, and we expect to increase our throughput in the second half of 2026.
In Power & Energy, our positive outlook for 2026 continues to reflect strong demand in both Power Generation and Oil & Gas. We continue to anticipate growth in Power Generation for both reciprocating engines and turbines and turbine-related services, driven by increasing energy demand to support data center build-out related to cloud computing and generative Artificial Intelligence (AI). Additionally, prime power demand continues to trend higher for turbines and turbine-related services and for reciprocating engine products and services to support their need for power solutions. Oil & Gas is expected to grow moderately in 2026 as compared to 2025. Reciprocating engine sales are anticipated to increase, driven by strong demand in gas compression applications. We expect continued momentum in demand for reciprocating engine aftermarket parts. For turbines and turbine-related services used in Oil & Gas applications, sales are expected to grow while the backlog remains healthy, with continued solid order and inquiry activity. Demand for products in Industrial applications is expected to grow moderately in 2026 as compared to 2025.
In Construction Industries, in 2026 as compared to 2025, we continue to expect growth in sales of equipment to end users supported by strong order rates. The outlook for North America remains positive, as sales of equipment to end users are anticipated to grow in 2026 as compared to 2025. Construction spending remains at healthy levels supported by the Infrastructure Investment and Jobs Act (IIJA), with the remaining funds to be spent over the next few years. Non-residential investment in critical infrastructure programs, heavy construction and data centers is contributing to overall construction spending levels. We expect dealer rental fleet loading will continue to grow in 2026 compared to 2025, including additional fleet loading for Major Projects in the third quarter of 2026. In EAME, Europe is expected to remain stable in 2026 as compared to 2025, supported by non-residential construction, and construction activity in Africa is projected to remain strong. While the Middle East continues to be challenged, we currently anticipate only a limited impact on sales of equipment to end users in EAME. In Asia Pacific, outside of China, softer economic conditions are expected in 2026. In China, we anticipate moderate conditions, with growth in the above 10-ton excavator industry in 2026, off of low levels of activity. Growth in Latin America is expected to continue.
In Resource Industries, we are seeing continued positive momentum with robust order rates and strong backlog growth. Sales of equipment to end users are expected to increase in 2026 as compared to 2025, primarily driven by rising demand for copper and gold, and positive dynamics in Heavy Construction and Quarry and Aggregates. In Mining, most key commodities remain above investment thresholds, customer product utilization is high, and the age of the fleet remains elevated. While some commodity prices have increased recently, customers remain focused on the long-term. We now expect rebuild activity in 2026 to increase moderately as compared to 2025. Rail services and locomotive deliveries are both anticipated to grow in 2026 as compared to 2025.
Third-Quarter 2026 Company Trends and Expectations
In the third quarter of 2026 as compared to the third quarter of 2025, we anticipate strong sales and revenues growth, primarily driven by higher sales volume and favorable price realization in each of our three primary segments. We expect higher sales volume to be mainly driven by higher sales of equipment to end users across all three primary segments in the third quarter of 2026 as compared to the third quarter of 2025.
In the third quarter of 2026 as compared to the third quarter of 2025, we anticipate strong sales growth in Power & Energy, driven by continued strength in Power Generation and in Oil & Gas, and modest growth in Industrial applications as it continues to recover. We expect favorable price realization in Power & Energy. In Construction Industries, we expect strong sales growth primarily due to higher sales volume and favorable price realization. We expect higher sales volume to be primarily driven by higher sales of equipment to end users, partially offset by the impact from changes in dealer inventories. We expect a slight increase in dealer inventory in the third quarter of 2026, but modestly lower than the increase in the third quarter of 2025. In Resource Industries, we expect strong sales growth primarily due to higher sales volume. We expect higher sales volume to be mainly driven by higher sales of equipment to end users. We also expect services revenues growth in the third quarter of 2026 as compared to the third quarter of 2025. We anticipate favorable price realization in Resource Industries in the third quarter of 2026 as compared to the third quarter of 2025, but to a lesser extent than the second quarter of 2026 as compared to the second quarter of 2025.
We anticipate tariff costs of around $600 million in the third quarter of 2026, which is similar to what was incurred in the third quarter of 2025. We expect about 50 percent of the tariff costs to be incurred in Construction Industries and 25 percent in both Power & Energy and Resource Industries.

In the third quarter of 2026 as compared to the third quarter of 2025, we expect the profit impact of higher sales volume and favorable price realization to be partially offset by unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses.
In the third quarter of 2026 as compared to the third quarter of 2025, in Power & Energy, we anticipate the profit impact of higher sales volume and favorable price realization to be partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. In Construction Industries, we anticipate favorable price realization and the profit impact of higher sales volume to be partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses. In Resource Industries, we anticipate the profit impact of higher sales volume and favorable price realization will be partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses.
Full-Year 2026 Company Trends and Expectations
We now anticipate sales and revenues growth in the mid-to-high teens for 2026 as compared to 2025. We expect strong sales growth across each of our primary segments, mainly driven by higher sales volume and favorable price realization. Services revenues are also expected to grow in 2026 as compared to 2025. We expect higher sales and revenues in the second half of 2026 as compared to the first half of 2025 following the typical seasonable trend. We expect a more typical decrease in Construction Industries’ dealer inventory of over $1.0 billion in the fourth quarter of 2026. We also expect Construction Industries’ dealer inventory will be higher at year-end 2026 as compared to year-end 2025. As a result, we expect an unfavorable impact from changes in dealer inventories for Construction Industries’ sales volume in the second half of 2026 as compared to the second half of 2025.
Excluding the expected IEEPA tariff recoveries in the second quarter of 2026, we now expect 2026 tariff costs of around $2.2 billion. Our outlook does not include any additional IEEPA tariff recoveries in the second half of 2026.
In 2026 as compared to 2025, we expect the profit impact of higher sales volume and favorable price realization to be partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses.
In 2026, we continue to expect restructuring costs of approximately $300 to $350 million, and capital expenditures of approximately $3.5 billion. We anticipate our estimated annual effective tax rate to be 23.0 percent, excluding discrete items.
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
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA on goods imported into the United States were unauthorized. During 2025 and until CBP ceased collecting IEEPA tariffs in 2026, the company's total IEEPA tariff costs were approximately $1.0 billion.
During the second quarter of 2026, CBP launched the CAPE system, which enabled the submission of certain IEEPA refund claims. For both the three and six months ended June 30, 2026, the company recorded $392 million of expected IEEPA tariff recoveries for claims submitted and accepted through the CAPE system. These recoveries were deemed probable and were recorded in Current assets: Receivables - trade and other within the Consolidated Statement of Financial Position and in Cost of goods sold within the Consolidated Statement of Results of Operations.
The company continues to assess the availability, timing and amounts of additional claim submissions for the remaining amounts paid under IEEPA, as these remain uncertain and were not deemed to be probable as of June 30, 2026.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2025 Form 10-K.
Notes:
•Glossary of terms is included on pages 65-67; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 71-73.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2026, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2025

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the second quarter of 2025 (at left) and the second quarter of 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the second quarter of 2026 were $20.543 billion, an increase of $3.974 billion, or 24 percent, compared with $16.569 billion in the second quarter of 2025. The increase was primarily due to higher sales volume of $3.1 billion and favorable price realization of $595 million. Higher sales volume was mainly driven by higher sales of equipment to end users.
Sales were higher across the three primary segments.
North America sales increased 39 percent due to higher sales volume and favorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 10 percent in Latin America primarily due to higher sales volume. The increase in sales volume was mainly driven by higher sales of equipment to end users.
EAME sales increased 15 percent mainly due to higher sales volume and favorable currency impacts primarily related to the euro. Higher sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 4 percent in Asia/Pacific primarily due to favorable currency impacts mainly related to the Australian dollar and favorable price realization.
Total dealer inventory increased $600 million during the second quarter of 2026, compared with an increase of $100 million during the second quarter of 2025. Construction Industries' dealer inventory increased by $400 million during the second quarter of 2026, compared with a $300 million decrease during the second quarter of 2025. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2025	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Second Quarter 2026	$ Change	% Change

Power & Energy	$7,037	$736	$212	$53	$200	$8,238	$1,201	17%
Construction Industries	6,190	1,755	309	74	18	8,346	2,156	35%
Resource Industries	3,886	639	75	65	(17)	4,648	762	20%
All Other Segment	85	1	1	—	(3)	84	(1)	(1%)
Corporate Items and Eliminations	(1,524)	(18)	(2)	7	(198)	(1,735)	(211)
Machinery, Power & Energy Sales	15,674	3,113	595	199	—	19,581	3,907	25%

Financial Products Segment	1,042	—	—	—	103	1,145	103	10%
Corporate Items and Eliminations	(147)	—	—	—	(36)	(183)	(36)
Financial Products Revenues	895	—	—	—	67	962	67	7%

Consolidated Sales and Revenues	$16,569	$3,113	$595	$199	$67	$20,543	$3,974	24%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Second Quarter 2026
Power & Energy	$4,182	30%	$373	(16%)	$1,348	3%	$892	9%	$6,795		17%	$1,443	16%	$8,238	17%
Construction Industries	5,065	50%	676	25%	1,456	23%	1,064	3%	8,261		35%	85	27%	8,346	35%
Resource Industries	2,230	34%	671	13%	713	22%	954	1%	4,568		21%	80	(18%)	4,648	20%
All Other Segment	9	50%	1	—%	2	100%	3	(50%)	15		15%	69	(4%)	84	(1%)
Corporate Items and Eliminations	(51)		1		(1)		(7)		(58)			(1,677)		(1,735)
Machinery, Power & Energy Sales	11,435	39%	1,722	10%	3,518	15%	2,906	4%	19,581		25%	—	—%	19,581	25%

Financial Products Segment	765	9%	122	16%	137	9%	121	12%	1,145	[1]	10%	—	—%	1,145	10%
Corporate Items and Eliminations	(106)		(23)		(30)		(24)		(183)			—		(183)
Financial Products Revenues	659	7%	99	16%	107	(1%)	97	11%	962		7%	—	—%	962	7%

Consolidated Sales and Revenues	$12,094	37%	$1,821	10%	$3,625	14%	$3,003	4%	$20,543		24%	$—	—%	$20,543	24%

Second Quarter 2025
Power & Energy	$3,225		$442		$1,306		$821		$5,794			$1,243		$7,037
Construction Industries	3,369		540		1,185		1,029		6,123			67		6,190
Resource Industries	1,668		592		584		945		3,789			97		3,886
All Other Segment	6		—		1		6		13			72		85
Corporate Items and Eliminations	(32)		(3)		(4)		(6)		(45)			(1,479)		(1,524)
Machinery, Power & Energy Sales	8,236		1,571		3,072		2,795		15,674			—		15,674

Financial Products Segment	703		105		126		108		1,042	[1]		—		1,042
Corporate Items and Eliminations	(88)		(20)		(18)		(21)		(147)			—		(147)
Financial Products Revenues	615		85		108		87		895			—		895

Consolidated Sales and Revenues	$8,851		$1,656		$3,180		$2,882		$16,569			$—		$16,569

1 Includes revenues from Machinery, Power & Energy of $210 million and $172 million in the second quarter of 2026 and 2025, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the second quarter of 2025 (at left) and the second quarter of 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Power & Energy's other operating (income) expenses.
Operating profit for the second quarter of 2026 was $4.295 billion, an increase of $1.435 billion, or 50 percent, compared with $2.860 billion in the second quarter of 2025. The increase was primarily due to the profit impact of higher sales volume.
Operating profit in the second quarter of 2026 included $392 million of expected IEEPA tariff recoveries.
Operating profit margin was 20.9 percent for the second quarter of 2026, compared with 17.3 percent for the second quarter of 2025.

Profit (Loss) by Segment
(Millions of dollars)	Second Quarter 2026	Second Quarter 2025	$ Change	% Change
Power & Energy	$2,027	$1,554	$473	30%
Construction Industries	1,947	1,244	703	57%
Resource Industries	693	563	130	23%
All Other Segment	—	—	—	—%
Corporate Items and Eliminations	(453)	(566)	113
Machinery, Power & Energy	4,214	2,795	1,419	51%

Financial Products Segment	328	248	80	32%
Corporate Items and Eliminations	(65)	(36)	(29)
Financial Products	263	212	51	24%
Consolidating Adjustments	(182)	(147)	(35)
Consolidated Operating Profit	$4,295	$2,860	$1,435	50%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in the second quarter of 2026 was $135 million, compared with $126 million in the second quarter of 2025. The increase was primarily due to higher average debt outstanding.
•Other income (expense) in the second quarter of 2026 was income of $398 million, compared with income of $84 million in the second quarter of 2025. The change was primarily driven by favorable impacts from foreign currency, total return swap contracts and investment and interest income.
•The effective tax rate for the second quarter of 2026 was 23.1 percent compared to 23.0 percent for the second quarter of 2025. Excluding the discrete items discussed below, the estimated annual effective tax rate was 23.0 percent for the second quarters of 2026 and 2025.
A discrete tax benefit of $26 million was recorded in the second quarter of 2026, compared with a $1 million benefit in the second quarter of 2025, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
In addition, the estimated annual effective tax rate in the second quarter of 2026 excluded the impact of second quarter losses of $139 million for the divestiture of certain non-U.S. entities with no related tax benefit.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 71-73.
Power & Energy

Sales by Application
(Millions of dollars)	Second Quarter 2026	Second Quarter 2025	$ Change	% Change
Power Generation	$3,098	$2,407	$691	29%
Oil and Gas	2,044	1,867	177	9%
Industrial	1,653	1,520	133	9%
External Sales	6,795	5,794	1,001	17%
Inter-segment	1,443	1,243	200	16%
Total Sales	$8,238	$7,037	$1,201	17%

Power & Energy’s total sales were $8.238 billion in the second quarter of 2026, an increase of $1.201 billion, or 17 percent, compared with $7.037 billion in the second quarter of 2025. The increase was primarily due to higher sales volume of $736 million, favorable price realization of $212 million and higher inter-segment sales of $200 million.
•Power Generation – Sales increased in large reciprocating engines and in turbines and turbine-related services, primarily in data center applications.
•Oil and Gas – Sales increased in reciprocating engines used in gas compression applications and in reciprocating engine aftermarket parts, partially offset by lower sales of reciprocating engines used in well servicing applications. Sales also increased in turbines and turbine-related services.
•Industrial – Sales increased primarily in North America and EAME.
Power & Energy’s segment profit was $2.027 billion in the second quarter of 2026, an increase of $473 million, or 30 percent, compared with $1.554 billion in the second quarter of 2025. The increase was mainly due to the profit impact of higher sales volume of $457 million and favorable price realization of $212 million, partially offset by unfavorable manufacturing costs of $149 million. Unfavorable manufacturing costs largely reflected increased period manufacturing costs.
Power & Energy’s segment profit as a percent of total sales was 24.6 percent in the second quarter of 2026, compared with 22.1 percent in the second quarter of 2025.

Construction Industries
Construction Industries’ total sales were $8.346 billion in the second quarter of 2026, an increase of $2.156 billion, or 35 percent, compared with $6.190 billion in the second quarter of 2025. The increase in sales was mainly due to higher sales volume of $1.8 billion and favorable price realization of $309 million. Higher sales volume was primarily driven by higher sales of equipment to end users.
•In North America, sales increased primarily due to higher sales volume and favorable price realization. Higher sales volume was mainly driven by higher sales of equipment to end users and by the impact from changes in dealer inventories.
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
•Sales increased in Asia/Pacific mainly due to higher sales volume. Higher sales volume was primarily driven by higher sales of equipment to end users.
Construction Industries’ segment profit was $1.947 billion in the second quarter of 2026, an increase of $703 million, or 57 percent, compared with $1.244 billion in the second quarter of 2025. The increase was primarily due to the profit impact of higher sales volume.
Construction Industries’ segment profit as a percent of total sales was 23.3 percent in the second quarter of 2026, compared with 20.1 percent in the second quarter of 2025.
Resource Industries

Sales by Industry
(Millions of dollars)	Second Quarter 2026	Second Quarter 2025	$ Change	% Change
Mining, HC and Q&A*	$3,685	$3,024	$661	22%
Rail	883	765	118	15%
External Sales	4,568	3,789	779	21%
Inter-segment	80	97	(17)	(18%)
Total Sales	$4,648	$3,886	$762	20%
*Heavy Construction and Quarry & Aggregates (HC and Q&A)
Resource Industries’ total sales were $4.648 billion in the second quarter of 2026, an increase of $762 million, or 20 percent, compared with $3.886 billion in the second quarter of 2025. The increase was primarily due to higher sales volume. Higher sales volume was primarily driven by higher sales of equipment to end users.
•Mining, Heavy Construction and Quarry & Aggregates – Sales increased primarily due to higher sales of equipment to end users.
•Rail – Sales increased due to higher international locomotive deliveries. Sales also increased in rail services.
Resource Industries’ segment profit was $693 million in the second quarter of 2026, an increase of $130 million, or 23 percent, compared with $563 million in the second quarter of 2025. The increase was mainly due to the profit impact of higher sales volume of $269 million, partially offset by unfavorable manufacturing costs of $158 million. Unfavorable manufacturing costs primarily reflected increased period manufacturing costs.
Resource Industries’ segment profit as a percent of total sales was 14.9 percent in the second quarter of 2026, compared with 14.5 percent in the second quarter of 2025.

Financial Products Segment
Financial Products’ segment revenues were $1.145 billion in the second quarter of 2026, an increase of $103 million, or 10 percent, compared with $1.042 billion in the second quarter of 2025. The increase was primarily due to a favorable impact from higher average earning assets across all regions.
Financial Products’ segment profit was $328 million in the second quarter of 2026, an increase of $80 million, or 32 percent, compared with $248 million in the second quarter of 2025. The increase was mainly due to favorable impacts from higher average earning assets of $44 million, equity securities at Insurance Services of $22 million and higher margins at Insurance Services of $21 million, partially offset by higher provision for credit losses at Cat Financial of $22 million.
At the end of the second quarter of 2026, past dues at Cat Financial were 1.31 percent, compared with 1.62 percent at the end of the second quarter of 2025. Write-offs, net of recoveries, were $20 million for the second quarter of 2026 compared with $18 million for the second quarter of 2025. As of June 30, 2026, Cat Financial's allowance for credit losses totaled $294 million, or 0.84 percent of finance receivables, compared with $283 million, or 0.86 percent of finance receivables at March 31, 2026. The allowance for credit losses at year-end 2025 was $284 million, or 0.86 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $518 million in the second quarter of 2026, a decrease of $84 million from the second quarter of 2025. This decrease was due to timing differences, which included the majority of the expected IEEPA tariff recoveries recorded in the second quarter of 2026, and favorable impacts of segment reporting methodology differences. This was partially offset by higher corporate costs, higher restructuring costs and an unfavorable change in fair value adjustments related to deferred compensation plans.
In the second quarter of 2026, restructuring costs increased primarily due to the divestiture of certain non-U.S. entities.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2025

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the six months ended June 30, 2025 (at left) and the six months ended June 30, 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $37.958 billion for the six months ended June 30, 2026, an increase of $7.140 billion, or 23 percent, compared with $30.818 billion for the six months ended June 30, 2025. The increase was primarily due to higher sales volume of $5.4 billion and favorable price realization of $1.0 billion. The increase in sales volume was mainly driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the six months ended June 30, 2026 than during the six months ended June 30, 2025.
Sales were higher across the three primary segments.
North America sales increased 37 percent primarily due to higher sales volume and favorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users and the impact from changes in dealer inventories. Dealer inventory increased more during the six months ended June 30, 2026 than during the six months ended June 30, 2025.
Sales increased 7 percent in Latin America mainly due to higher sales volume. The increase in sales volume was primarily driven by higher sales of equipment to end users.
EAME sales increased 17 percent primarily due to higher sales volume and favorable currency impacts mainly related to the euro. The increase in sales volume was primarily driven by the impact from changes in dealer inventories. Dealer inventory increased more during the six months ended June 30, 2026, than during the six months ended June 30, 2025.
Sales increased 4 percent in Asia/Pacific mainly due favorable currency impacts primarily related to the Australian dollar.
Dealer inventory increased $2.6 billion during the six months ended June 30, 2026, compared with an increase of $200 million during the six months ended June 30, 2025. Construction Industries' dealer inventory increased $1.9 billion during the six months ended June 30, 2026, compared with a decrease of $400 million during the six months ended June 30, 2025. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Six Months Ended June 30, 2025	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Six Months Ended June 30, 2026	$ Change	% Change

Power & Energy	$12,820	$1,576	$320	$164	$389	$15,269	$2,449	19%
Construction Industries	11,374	3,214	665	217	37	15,507	4,133	36%
Resource Industries	7,547	724	36	143	(5)	8,445	898	12%
All Other Segment	155	2	1	—	3	161	6	4%
Corporate Items and Eliminations	(2,844)	(85)	(1)	26	(424)	(3,328)	(484)
Machinery, Power & Energy Sales	29,052	5,431	1,021	550	—	36,054	7,002	24%

Financial Products Segment	2,049	—	—	—	192	2,241	192	9%
Corporate Items and Eliminations	(283)	—	—	—	(54)	(337)	(54)
Financial Products Revenues	1,766	—	—	—	138	1,904	138	8%

Consolidated Sales and Revenues	$30,818	$5,431	$1,021	$550	$138	$37,958	$7,140	23%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Six Months Ended June 30, 2026
Power & Energy	$7,682	31%	$651	(15%)	$2,489	7%	$1,686	13%	$12,508		20%	$2,761	16%	$15,269	19%
Construction Industries	9,357	49%	1,326	27%	2,655	29%	2,025	7%	15,363		36%	144	35%	15,507	36%
Resource Industries	4,066	24%	1,243	4%	1,273	16%	1,696	(6%)	8,278		12%	167	(3%)	8,445	12%
All Other Segment	16	14%	1	—%	5	150%	5	(38%)	27		13%	134	2%	161	4%
Corporate Items and Eliminations	(106)		1		(5)		(12)		(122)			(3,206)		(3,328)
Machinery, Power & Energy Sales	21,015	37%	3,222	7%	6,417	17%	5,400	4%	36,054		24%	—	—%	36,054	24%

Financial Products Segment	1,506	9%	233	14%	270	9%	232	9%	2,241	[1]	9%	—	—%	2,241	9%
Corporate Items and Eliminations	(197)		(42)		(54)		(44)		(337)			—		(337)
Financial Products Revenues	1,309	8%	191	16%	216	2%	188	9%	1,904		8%	—	—%	1,904	8%

Consolidated Sales and Revenues	$22,324	35%	$3,413	8%	$6,633	17%	$5,588	4%	$37,958		23%	$—	—%	$37,958	23%

Six Months Ended June 30, 2025
Power & Energy	$5,850		$768		$2,332		$1,498		$10,448			$2,372		$12,820
Construction Industries	6,273		1,044		2,052		1,898		11,267			107		11,374
Resource Industries	3,278		1,198		1,094		1,805		7,375			172		7,547
All Other Segment	14		—		2		8		24			131		155
Corporate Items and Eliminations	(43)		(4)		(5)		(10)		(62)			(2,782)		(2,844)
Machinery, Power & Energy Sales	15,372		3,006		5,475		5,199		29,052			—		29,052

Financial Products Segment	1,385		204		248		212		2,049	[1]		—		2,049
Corporate Items and Eliminations	(168)		(39)		(37)		(39)		(283)			—		(283)
Financial Products Revenues	1,217		165		211		173		1,766			—		1,766

Consolidated Sales and Revenues	$16,589		$3,171		$5,686		$5,372		$30,818			$—		$30,818
1 Includes revenues from Machinery, Power & Energy of $393 million and $335 million for the six months ended June 30, 2026 and 2025, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the six months ended June 30, 2025 (at left) and the six months ended June 30, 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Power & Energy’s other operating (income) expenses.
Operating profit for the six months ended June 30, 2026, was $7.380 billion, an increase of $1.941 billion, or 36 percent, compared with $5.439 billion for the six months ended June 30, 2025. The increase was primarily due to the profit impact of higher sales volume.
Operating profit for the six months ended June 30, 2026 included $392 million of expected IEEPA tariff recoveries.
Operating profit margin was 19.4 percent for the six months ended June 30, 2026, compared with 17.6 percent for the six months ended June 30, 2025.

Profit (Loss) by Segment
(Millions of dollars)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Power & Energy	$3,477	$2,842	$635	22%
Construction Industries	3,482	2,268	1,214	54%
Resource Industries	1,071	1,186	(115)	(10%)
All Other Segment	(43)	(19)	(24)	(126%)
Corporate Items and Eliminations	(774)	(967)	193
Machinery, Power & Energy	7,213	5,310	1,903	36%

Financial Products Segment	573	463	110	24%
Corporate Items and Eliminations	(73)	(50)	(23)
Financial Products	500	413	87	21%
Consolidating Adjustments	(333)	(284)	(49)
Consolidated Operating Profit	$7,380	$5,439	$1,941	36%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products for the six months ended June 30, 2026, was $269 million, compared with $242 million for the six months ended June 30, 2025. The increase was primarily due to higher average debt outstanding.
•Other income (expense) for the six months ended June 30, 2026, was income of $658 million, compared with income of $191 million for the six months ended June 30, 2025. The change was primarily driven by favorable impacts from foreign currency, total return swap contracts and investment and interest income.
•The effective tax rate for the six months ended June 30, 2026 was 22.2 percent compared to 22.6 percent for the six months ended June 30, 2025. Excluding the discrete items discussed below, the estimated annual effective tax rate was 23.0 percent for the six months ended June 30, 2026 and June 30, 2025.
A discrete tax benefit of $94 million was recorded in the six months ended June 30, 2026 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with $18 million for the six months ended June 30, 2025.
In addition, the 2026 estimated annual effective tax rate excluded the impact of losses of $139 million for the divestiture of certain non-U.S. entities with no related tax benefit.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 71-73.
Power & Energy

Sales by Application
(Millions of dollars)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Power Generation	$5,915	$4,403	$1,512	34%
Oil and Gas	3,467	3,125	342	11%
Industrial	3,126	2,920	206	7%
External Sales	12,508	10,448	2,060	20%
Inter-segment	2,761	2,372	389	16%
Total Sales	$15,269	$12,820	$2,449	19%

Power & Energy’s total sales were $15.269 billion for the six months ended June 30, 2026, an increase of $2.449 billion, or 19 percent, compared with $12.820 billion for the six months ended June 30, 2025. The increase was primarily due to higher sales volume of $1.6 billion and higher inter-segment sales of $389 million.
•Power Generation – Sales increased in large reciprocating engines and in turbines and turbine-related services, primarily in data center applications.
•Oil and Gas – Sales increased in reciprocating engines used in gas compression applications and in reciprocating engine aftermarket parts. Sales also increased in turbines and turbine-related services.
•Industrial – Sales increased primarily in North America and EAME.
Power & Energy’s profit was $3.477 billion for the six months ended June 30, 2026, an increase of $635 million, or 22 percent, compared with $2.842 billion for the six months ended June 30, 2025. The increase was mainly due to the profit impact of higher sales volume of $892 million and favorable price realization of $320 million, partially offset by unfavorable manufacturing costs of $495 million. Unfavorable manufacturing costs primarily reflected increased period manufacturing costs.
Power & Energy’s profit as a percent of total sales was 22.8 percent for the six months ended June 30, 2026, compared with 22.2 percent for the six months ended June 30, 2025.

Construction Industries
Construction Industries’ total sales were $15.507 billion for the six months ended June 30, 2026, an increase of $4.133 billion, or 36 percent, compared with $11.374 billion for the six months ended June 30, 2025. The increase was primarily due to higher sales volume of $3.2 billion and favorable price realization of $665 million. Higher sales volume was mainly driven by the impact from changes in dealer inventories and higher sales of equipment to end users. Dealer inventory increased during the six months ended June 30, 2026, compared with a decrease during the six months ended June 30, 2025.
•In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was mainly driven by the impact from changes in dealer inventories and higher sales of equipment to end users.
•Sales increased in Latin America mainly due to higher sales volume and favorable currency impacts primary related to the Brazilian real. Higher sales volume was mainly driven by higher sales of equipment to end users.
•In EAME, sales increased primarily due to higher sales volume and favorable currency impacts mainly related to the euro. Higher sales volume was primarily driven by the impact from changes in dealer inventories.
•Sales increased in Asia/Pacific due to favorable price realization, higher sales volume and favorable currency impacts primarily related to the Australian dollar. Higher sales volume was mainly driven by higher sales of equipment to end users.
Construction Industries’ profit was $3.482 billion for the six months ended June 30, 2026, an increase of $1.214 billion, or 54 percent, compared with $2.268 billion for the six months ended June 30, 2025. The increase was primarily due to the profit impact of higher sales volume.
Construction Industries’ profit as a percent of total sales was 22.5 percent for the six months ended June 30, 2026, compared with 19.9 percent for the six months ended June 30, 2025.
Resource Industries

Sales by Industry
(Millions of dollars)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Mining, HC and Q&A*	$6,639	$5,866	$773	13%
Rail	1,639	1,509	130	9%
External Sales	8,278	7,375	903	12%
Inter-segment	167	172	(5)	(3%)
Total Sales	$8,445	$7,547	$898	12%
*Heavy Construction and Quarry & Aggregates (HC and Q&A)
Resource Industries’ total sales were $8.445 billion for the six months ended June 30, 2026, an increase of $898 million, or 12 percent, compared with $7.547 billion for the six months ended June 30, 2025. The increase was primarily due to higher sales volume. The increase in sales volume was mainly due to higher sales of equipment to end users.
•Mining, Heavy Construction and Quarry & Aggregates – Sales increased primarily due to higher sales of equipment to end users.
•Rail – Sales increased due to higher international locomotive deliveries. Sales also increased in rail services.
Resource Industries’ profit was $1.071 billion for the six months ended June 30, 2026, a decrease of $115 million, or 10 percent, compared with $1.186 billion for the six months ended June 30, 2025. The decrease was mainly due to unfavorable manufacturing costs of $376 million and higher SG&A/R&D expenses of $113 million, partially offset by the profit impact of higher sales volume of $333 million and favorable price realization of $36 million. Unfavorable manufacturing costs largely reflected higher tariff costs. The increase in SG&A/R&D expenses was primarily driven by higher compensation expenses.
Resource Industries’ profit as a percent of total sales was 12.7 percent for the six months ended June 30, 2026, compared with 15.7 percent for the six months ended June 30, 2025.

Financial Products Segment
Financial Products’ segment revenues were $2.241 billion for the six months ended June 30, 2026, an increase of $192 million, or 9 percent, compared with $2.049 billion for the six months ended June 30, 2025. The increase was primarily due to a favorable impact from higher average earning assets across all regions.
Financial Products’ segment profit was $573 million for the six months ended June 30, 2026, an increase of $110 million, or 24 percent, compared with $463 million for the six months ended June 30, 2025. The increase was mainly due to favorable impacts from higher average earning assets of $85 million and higher margins at Insurance Services of $30 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $847 million for the six months ended June 30, 2026, a decrease of $170 million from the six months ended June 30, 2025, mainly driven by decreased expenses due to timing differences, which included the majority of the expected IEEPA tariff recoveries recorded in the six months ended June 30, 2026, and favorable impacts of segment reporting methodology differences, partially offset by higher corporate costs, higher restructuring costs and an unfavorable change in fair value adjustments related to deferred compensation plans.
For the six months ended June 30, 2026, restructuring costs increased primarily due to the divestiture of certain non-U.S. entities.

RESTRUCTURING COSTS

In 2026, we expect to incur about $300 million to $350 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $39 million in 2026 compared with 2025.

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
LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our MP&E operations. Funding for these businesses is also available from commercial paper, revolving credit facility and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first six months of 2026 and ended the second quarter with $6.713 billion of cash, a decrease of $3.267 billion from year-end 2025. In addition, MP&E invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These MP&E securities were $1.517 billion as of June 30, 2026 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first six months of 2026 was $6.241 billion, up $1.830 billion compared to the same period a year ago. The increase was primarily due to higher profit before taxes adjusted for non-cash items.

Total debt as of June 30, 2026 was $45.146 billion, an increase of $1.816 billion from year-end 2025. Debt related to MP&E decreased $7 million in the first six months of 2026. Debt related to Financial Products increased $1.839 billion.

As of June 30, 2026, we had three global credit facilities with a syndicate of banks totaling $11.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to MP&E as of June 30, 2026 was $2.875 billion. Information on our Credit Facility is as follows:
•The 364-day facility of $3.500 billion (of which $875 million is available to MP&E) expires in August 2026.
•The three-year facility, as amended in August 2025, of $3.000 billion (of which $750 million is available to MP&E) expires in August 2028.
•The five-year facility, as amended in August 2025, of $5.000 billion (of which $1.250 billion is available to MP&E) expires in August 2030.

At June 30, 2026, Caterpillar’s consolidated net worth was $19.463 billion, which was above the $9.000 billion required covenant in the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2026, Cat Financial’s covenant interest coverage ratio was 1.54 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter periods, required in the Credit Facility.

In addition, at June 30, 2026, Cat Financial’s six-month covenant leverage ratio was 7.96 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required in the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At June 30, 2026, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of June 30, 2026 were:

	June 30, 2026
(Millions of dollars)	Consolidated	Machinery, Power & Energy	Financial Products
Credit lines available:
Global credit facilities	$11,500	$2,875	$8,625
Other external	4,250	899	3,351
Total credit lines available	15,750	3,774	11,976
Less: Commercial paper outstanding	(4,901)	—	(4,901)
Less: Utilized credit	(835)	—	(835)
Available credit	$10,014	$3,774	$6,240

The other external consolidated credit lines with banks as of June 30, 2026 totaled $4.250 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

We receive debt ratings from the major credit rating agencies. Fitch and Moody's maintain a "high-A" debt rating, while S&P maintains a "mid-A" debt rating. A downgrade of our credit ratings by any of the major credit rating agencies could result in increased borrowing costs and could make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, MP&E’s operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our committed credit facilities. Our Financial Products’ operations would rely on cash flow from its existing portfolio, existing cash balances, access to our committed credit facilities and other credit line facilities of Cat Financial, and borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

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

Machinery, Power & Energy

Net cash provided by operating activities was $7.011 billion in the first six months of 2026, compared with net cash provided of $3.862 billion for the same period in 2025. The increase was primarily due to higher profit before taxes, adjusted for non-cash items; favorable changes to customer advances, accounts payable and accrued wages, salaries and employee benefits; and lower cash taxes paid. These increases were partially offset by unfavorable changes in receivables and inventories.

Net cash used for investing activities in the first six months of 2026 was $2.195 billion, compared with net cash used of $1.530 billion in the first six months of 2025. The change was due to higher investments and acquisitions, primarily due to the acquisition of RPMGlobal, lower proceeds from maturities and sale of securities, and higher investments in securities. These changes were partially offset by changes in activity related to intercompany lending with Financial Products. For additional information related to the acquisition of RPMGlobal, see Note 22 - "Acquisitions" of Part I, Item 1 "Financial Statements."

Net cash used for financing activities during the first six months of 2026 was $8.158 billion, compared with net cash used of $4.050 billion in the same period of 2025. The change was primarily due to higher payments to purchase common stock and lower proceeds from debt issued.

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

Operating & Execution Model used to assess operational commitments and strategic growth initiatives – Capital expenditures were $1.313 billion during the first six months of 2026, compared to $1.287 billion for the same period in 2025. We expect MP&E’s capital expenditures in 2026 to be about $3.5 billion. We made $282 million of contributions to our pension and other postretirement benefit plans during the first six months of 2026. We currently anticipate full-year 2026 contributions of approximately $360 million. In comparison, we made $276 million of contributions to our pension and other postretirement benefit plans during the first six months of 2025.

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

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In June 2026, the Board of Directors approved an eight percent increase in the quarterly dividend to $1.63 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $1.399 billion in the first six months of 2026.

Our share repurchase plans are subject to the company’s resource allocation framework and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first six months of 2026, we deployed $6.522 billion of cash for repurchases of Caterpillar common stock. As of June 30, 2026, $8.415 billion remained available under the 2024 Authorization. Our basic shares outstanding as of June 30, 2026 were approximately 460 million.

Financial Products

Net cash provided by operating activities was $614 million in the first six months of 2026, compared with $597 million for the same period in 2025. Net cash used for investing activities was $2.580 billion in the first six months of 2026, compared with $990 million for the same period in 2025. The change was primarily due to portfolio-related activity. Net cash provided by financing activities was $2.077 billion in the first six months of 2026, compared with $670 million for the same period in 2025. The change was due to increased external borrowing activity, partially offset by decreased intercompany borrowings from MP&E.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Order Backlog

At the end of the second quarter of 2026, the dollar amount of backlog believed to be firm was approximately $72.1 billion, about $9.4 billion higher than the first quarter of 2026. The order backlog increased across the three primary segments, with the largest increase in Power & Energy. Of the total backlog at June 30, 2026, approximately $29.2 billion was not expected to be filled in the following twelve months.

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
We believe it is important to separately quantify the profit impact of two significant items in order for the company’s results to be meaningful to our readers. These items consist of (i) restructuring costs related to the divestiture of certain non-U.S. entities in 2026 and (ii) other restructuring income/costs. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing the company’s period-over-period results.
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended June 30, 2026 - U.S. GAAP	$4,295	20.9%	$4,558	$1,055	$3,593	$7.77
Restructuring costs - divestiture of certain non-U.S. entities	139	0.7%	139	—	139	0.30
Other restructuring (income) costs	63	0.3%	63	15	48	0.10
Three Months Ended June 30, 2026 - Adjusted	$4,497	21.9%	$4,760	$1,070	$3,780	$8.17

Three Months Ended June 30, 2025 - U.S. GAAP	$2,860	17.3%	$2,818	$646	$2,179	$4.62
Other restructuring (income) costs	56	0.3%	56	12	47	0.10
Three Months Ended June 30, 2025 - Adjusted	$2,916	17.6%	$2,874	$658	$2,226	$4.72

Six Months Ended June 30, 2026 - U.S. GAAP	$7,380	19.4%	$7,769	$1,725	$6,142	$13.23
Restructuring costs - divestiture of certain non-U.S. entities	139	0.4%	139	—	139	0.30
Other restructuring (income) costs	104	0.3%	104	24	80	0.17
Six Months Ended June 30, 2026 - Adjusted	$7,623	20.1%	$8,012	$1,749	$6,361	$13.70

Six Months Ended June 30, 2025 - U.S. GAAP	$5,439	17.6%	$5,388	$1,220	$4,182	$8.82
Other restructuring (income) costs	88	0.3%	89	20	72	0.15
Six Months Ended June 30, 2025 - Adjusted	$5,527	17.9%	$5,477	$1,240	$4,254	$8.97

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) restructuring costs related to the divestiture of certain non-U.S. entities in 2026 and (ii) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aids with assessing the company's period-over-period results.
A reconciliation of our effective tax rate to annual effective tax rate, excluding discrete items is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended June 30, 2026 - U.S. GAAP	$4,558	$1,055	23.1%
Restructuring costs - divestiture of certain non-U.S. entities	139	—
Excess stock-based compensation	—	26
Annual effective tax rate, excluding discrete items	4,697	1,081	23.0%
Excess stock-based compensation	—	(26)
Other restructuring (income) costs	63	15
Three Months Ended June 30, 2026 - Adjusted	$4,760	$1,070

Three Months Ended June 30, 2025 - U.S. GAAP	$2,818	$646	23.0%
Excess stock-based compensation	—	1
Annual effective tax rate, excluding discrete items	2,818	647	23.0%
Excess stock-based compensation	—	(1)
Other restructuring (income) costs	56	12
Three Months Ended June 30, 2025 - Adjusted	$2,874	$658

Six Months Ended June 30, 2026 - U.S. GAAP	$7,769	$1,725	22.2%
Restructuring costs - divestiture of certain non-U.S. entities	139	—
Excess stock-based compensation	—	94
Annual effective tax rate, excluding discrete items	7,908	1,819	23.0%
Excess stock-based compensation	—	(94)
Other restructuring (income) costs	104	24
Six Months Ended June 30, 2026 - Adjusted	$8,012	$1,749

Six Months Ended June 30, 2025 - U.S. GAAP	$5,388	$1,220	22.6%
Excess stock-based compensation	—	18
Annual effective tax rate, excluding discrete items	5,388	1,238	23.0%
Excess stock-based compensation	—	(18)
Other restructuring (income) costs	89	20
Six Months Ended June 30, 2025 - Adjusted	$5,477	$1,240

In addition, we provide a calculation of MP&E free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases. Reconciliations of MP&E free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Six Months Ended June 30,
	2026	2025
MP&E net cash provided by operating activities [1]	$7,011	$3,862
MP&E capital expenditures	(1,313)	(1,287)
MP&E free cash flow	$5,698	$2,575
[1] See reconciliation of MP&E net cash provided by operating activities to consolidated net cash provided by operating activities on pages 80-81.

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

Pages 74-81 reconcile MP&E and Financial Products to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$19,581	$19,581	$—	$—
Revenues of Financial Products	962	—	1,188	(226)	[1]
Total sales and revenues	20,543	19,581	1,188	(226)

Operating costs:
Cost of goods sold	12,781	12,783	—	(2)	[2]
Selling, general and administrative expenses	2,018	1,800	223	(5)	[2]
Research and development expenses	616	616	—	—
Interest expense of Financial Products	362	—	374	(12)	[2]
Other operating (income) expenses	471	168	328	(25)	[2]
Total operating costs	16,248	15,367	925	(44)

Operating profit	4,295	4,214	263	(182)

Interest expense excluding Financial Products	135	141	—	(6)	[3]
Other income (expense)	398	163	59	176	[4]

Consolidated profit before taxes	4,558	4,236	322	—

Provision (benefit) for income taxes	1,055	963	92	—
Profit of consolidated companies	3,503	3,273	230	—

Equity in profit (loss) of unconsolidated affiliated companies	90	90	—	—

Profit of consolidated and affiliated companies	3,593	3,363	230	—

Less: Profit (loss) attributable to noncontrolling interests	—	—	—	—

Profit [5]	$3,593	$3,363	$230	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$36,054	$36,054	$—	$—
Revenues of Financial Products	1,904	—	2,331	(427)	[1]
Total sales and revenues	37,958	36,054	2,331	(427)

Operating costs:
Cost of goods sold	24,087	24,091	—	(4)	[2]
Selling, general and administrative expenses	3,834	3,409	445	(20)	[2]
Research and development expenses	1,153	1,153	—	—
Interest expense of Financial Products	707	—	730	(23)	[2]
Other operating (income) expenses	797	188	656	(47)	[2]
Total operating costs	30,578	28,841	1,831	(94)

Operating profit	7,380	7,213	500	(333)

Interest expense excluding Financial Products	269	281	—	(12)	[3]
Other income (expense)	658	262	75	321	[4]

Consolidated profit before taxes	7,769	7,194	575	—

Provision (benefit) for income taxes	1,725	1,570	155	—
Profit of consolidated companies	6,044	5,624	420	—

Equity in profit (loss) of unconsolidated affiliated companies	97	97	—	—

Profit of consolidated and affiliated companies	6,141	5,721	420	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [5]	$6,142	$5,722	$420	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$15,674	$15,674	$—	$—
Revenues of Financial Products	895	—	1,081	(186)	[1]
Total sales and revenues	16,569	15,674	1,081	(186)

Operating costs:
Cost of goods sold	10,807	10,809	—	(2)	[2]
Selling, general and administrative expenses	1,694	1,497	209	(12)	[2]
Research and development expenses	551	551	—	—
Interest expense of Financial Products	336	—	342	(6)	[2]
Other operating (income) expenses	321	22	318	(19)	[2]
Total operating costs	13,709	12,879	869	(39)

Operating profit	2,860	2,795	212	(147)

Interest expense excluding Financial Products	126	130	—	(4)	[3]
Other income (expense)	84	(101)	42	143	[4]

Consolidated profit before taxes	2,818	2,564	254	—

Provision (benefit) for income taxes	646	585	61	—
Profit of consolidated companies	2,172	1,979	193	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—

Profit of consolidated and affiliated companies	2,179	1,986	193	—

Less: Profit (loss) attributable to noncontrolling interests	—	(1)	1	—

Profit [5]	$2,179	$1,987	$192	$—

1Elimination of Financial Products’ revenues earned from MP&E.
2Elimination of net expenses recorded by MP&E paid to Financial Products.
3Elimination of interest expense recorded between Financial Products and MP&E.
4Elimination of discount recorded by MP&E on receivables sold to Financial Products and of interest earned between MP&E and Financial Products as well as dividends paid by Financial Products to MP&E.
5Profit attributable to common shareholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Six Months Ended June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$29,052	$29,052	$—	$—
Revenues of Financial Products	1,766	—	2,129	(363)	[1]
Total sales and revenues	30,818	29,052	2,129	(363)

Operating costs:
Cost of goods sold	19,772	19,776	—	(4)	[2]
Selling, general and administrative expenses	3,287	2,905	405	(23)	[2]
Research and development expenses	1,031	1,031	—	—
Interest expense of Financial Products	662	—	668	(6)	[2]
Other operating (income) expenses	627	30	643	(46)	[2]
Total operating costs	25,379	23,742	1,716	(79)

Operating profit	5,439	5,310	413	(284)

Interest expense excluding Financial Products	242	249	—	(7)	[3]
Other income (expense)	191	(146)	60	277	[4]

Consolidated profit before taxes	5,388	4,915	473	—

Provision (benefit) for income taxes	1,220	1,105	115	—
Profit of consolidated companies	4,168	3,810	358	—

Equity in profit (loss) of unconsolidated affiliated companies	14	14	—	—

Profit of consolidated and affiliated companies	4,182	3,824	358	—

Less: Profit (loss) attributable to noncontrolling interests	—	(1)	1	—

Profit [5]	$4,182	$3,825	$357	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$6,713	$5,945	$768	$—
Receivables – trade and other	13,188	4,630	686	7,872	[1,2]
Receivables – finance	10,844	—	18,938	(8,094)	[2]
Prepaid expenses and other current assets	3,078	2,683	423	(28)	[3]
Inventories	20,627	20,627	—	—
Total current assets	54,450	33,885	20,815	(250)

Property, plant and equipment – net	15,628	11,314	4,268	46	[4]
Long-term receivables – trade and other	3,086	2,721	101	264	[1,2]
Long-term receivables – finance	14,364	—	15,912	(1,548)	[2]
Noncurrent deferred and refundable income taxes	2,286	2,596	124	(434)	[5]
Intangible assets	420	420	—	—
Goodwill	5,859	5,859	—	—
Other assets	6,516	4,826	2,783	(1,093)	[6]
Total assets	$102,609	$61,621	$44,003	$(3,015)

Liabilities
Current liabilities:
Short-term borrowings	$5,046	$—	$5,046	$—
Accounts payable	10,313	10,275	251	(213)	[7]
Accrued expenses	5,825	5,069	756	—
Accrued wages, salaries and employee benefits	2,148	2,098	50	—
Customer advances	4,777	4,774	3	—
Dividends payable	749	749	—	—
Other current liabilities	2,871	2,212	709	(50)	[5,8,9]
Long-term debt due within one year	8,061	35	8,026	—
Total current liabilities	39,790	25,212	14,841	(263)

Long-term debt due after one year	32,039	10,948	22,384	(1,293)	[9]
Liability for postemployment benefits	3,744	3,743	1	—
Other liabilities	7,642	6,607	1,552	(517)	[5]
Total liabilities	83,215	46,510	38,778	(2,073)
Commitments and contingencies
Shareholders’ equity
Common stock	5,654	5,654	905	(905)	[10]
Treasury stock	(54,533)	(54,533)	—	—
Profit employed in the business	70,141	64,890	5,219	32	[10]
Accumulated other comprehensive income (loss)	(1,867)	(901)	(966)	—
Noncontrolling interests	(1)	1	67	(69)	[10]
Total shareholders’ equity	19,394	15,111	5,225	(942)
Total liabilities and shareholders’ equity	$102,609	$61,621	$44,003	$(3,015)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$6,141	$5,721	$420	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,211	812	399	—
Provision (benefit) for deferred income taxes	644	666	(22)	—
(Gain) loss on divestiture	139	139	—	—
Other	(22)	(74)	(271)	323	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(3,182)	(1,356)	(27)	(1,799)	[1,2]
Inventories	(2,553)	(2,552)	—	(1)	[1]
Accounts payable	1,528	1,518	(65)	75	[1]
Accrued expenses	189	183	6	—
Accrued wages, salaries and employee benefits	(408)	(399)	(9)	—
Customer advances	2,576	2,576	—	—
Other assets – net	(93)	(111)	35	(17)	[1]
Other liabilities – net	71	(112)	148	35	[1]
Net cash provided by (used for) operating activities	6,241	7,011	614	(1,384)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,315)	(1,302)	(16)	3	[1]
Expenditures for equipment leased to others	(847)	(11)	(840)	4	[1]
Proceeds from disposals of leased assets and property, plant and equipment	436	35	407	(6)	[1]
Additions to finance receivables	(8,639)	—	(10,312)	1,673	[2]
Collections of finance receivables	8,060	—	9,188	(1,128)	[2]
Net intercompany purchased receivables	—	—	(838)	838	[2]
Proceeds from sale of finance receivables	33	—	33	—
Collections of intercompany receivables (original maturities greater than three months)	—	—	48	(48)	[3]
Investments and acquisitions (net of cash acquired)	(802)	(802)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(92)	(92)	—	—
Proceeds from maturities and sale of securities	734	395	339	—
Investments in securities	(1,155)	(648)	(507)	—
Other – net	148	230	(82)	—
Net cash provided by (used for) investing activities	(3,439)	(2,195)	(2,580)	1,336

Cash flow from financing activities:
Dividends paid	(1,399)	(1,399)	—	—
Common stock issued, and other stock compensation transactions, net	(121)	(121)	—	—
Payments to purchase common stock	(6,522)	(6,522)	—	—
Excise tax paid on purchases of common stock	(49)	(49)	—	—
Payments on intercompany borrowings (original maturities greater than three months)	—	(48)	—	48	[3]
Proceeds from debt issued (original maturities greater than three months)	7,363	—	7,363	—
Payments on debt (original maturities greater than three months)	(4,763)	(19)	(4,744)	—
Short-term borrowings – net (original maturities three months or less)	(542)	—	(542)	—
Net cash provided by (used for) financing activities	(6,033)	(8,158)	2,077	48
Effect of exchange rate changes on cash	(35)	(44)	9	—
Increase (decrease) in cash, cash equivalents and restricted cash	(3,266)	(3,386)	120	—
Cash, cash equivalents and restricted cash at beginning of period	9,986	9,336	650	—
Cash, cash equivalents and restricted cash at end of period	$6,720	$5,950	$770	$—

1    Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
2    Reclassification of Financial Products’ cash flow activity from investing to operating for receivables that arose from the sale of inventory.
3    Elimination of proceeds and payments to/from MP&E and Financial Products.

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Six Months Ended June 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$4,182	$3,824	$358	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,094	716	378	—
Provision (benefit) for deferred income taxes	(110)	(88)	(22)	—
Other	398	357	(286)	327	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(319)	90	5	(414)	[1,2]
Inventories	(1,639)	(1,639)	—	—
Accounts payable	973	930	6	37	[1]
Accrued expenses	(12)	(64)	52	—
Accrued wages, salaries and employee benefits	(805)	(786)	(19)	—
Customer advances	1,276	1,276	—	—
Other assets – net	(90)	(133)	(3)	46	[1]
Other liabilities – net	(537)	(621)	128	(44)	[1]
Net cash provided by (used for) operating activities	4,411	3,862	597	(48)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,265)	(1,273)	(22)	30	[1]
Expenditures for equipment leased to others	(608)	(14)	(597)	3	[1]
Proceeds from disposals of leased assets and property, plant and equipment	365	36	362	(33)	[1]
Additions to finance receivables	(7,064)	—	(8,084)	1,020	[2]
Collections of finance receivables	6,399	—	7,278	(879)	[2]
Net intercompany purchased receivables	—	—	93	(93)	[2]
Proceeds from sale of finance receivables	18	—	18	—
Additions to intercompany receivables (original maturities greater than three months)	—	(1,000)	—	1,000	[3]
Collections of intercompany receivables (original maturities greater than three months)	—	—	35	(35)	[3]
Investments and acquisitions (net of cash acquired)	(21)	(21)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	12	12	—	—
Proceeds from maturities and sale of securities	1,328	1,026	302	—
Investments in securities	(618)	(278)	(340)	—
Other – net	(53)	(18)	(35)	—
Net cash provided by (used for) investing activities	(1,507)	(1,530)	(990)	1,013

Cash flow from financing activities:
Dividends paid	(1,336)	(1,336)	—	—
Common stock issued, and other stock compensation transactions, net	(59)	(59)	—	—
Payments to purchase common stock	(4,488)	(4,488)	—	—
Excise tax paid on purchases of common stock	(73)	(73)	—	—
Proceeds from intercompany borrowings (original maturities greater than three months)	—	—	1,000	(1,000)	[3]
Payments on intercompany borrowings (original maturities greater than three months)	—	(35)	—	35	[3]
Proceeds from debt issued (original maturities greater than three months)	5,707	1,976	3,731	—
Payments on debt (original maturities greater than three months)	(4,168)	(35)	(4,133)	—
Short-term borrowings – net (original maturities three months or less)	72	—	72	—
Net cash provided by (used for) financing activities	(4,345)	(4,050)	670	(965)
Effect of exchange rate changes on cash	(7)	(21)	14	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,448)	(1,739)	291	—
Cash, cash equivalents and restricted cash at beginning of period	6,896	6,170	726	—
Cash, cash equivalents and restricted cash at end of period	$5,448	$4,431	$1,017	$—

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

Changes in internal control over financial reporting

During the second quarter of 2026, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
April 1-30, 2026	195,811	$766.00	195,811		$9.760
May 1-31, 2026	1,037,993	$890.17	1,037,993	[2]	$8.586
June 1-30, 2026	180,521	$947.20	180,521		$8.415
Total	1,414,325	$880.26	1,414,325

1 In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of June 30, 2026, approximately $8.4 billion remained available under the 2024 Authorization.

[2] Includes shares acquired pursuant to the accelerated share repurchase agreements entered into during the second quarter of 2026.

Non-U.S. Employee Stock Purchase Plans

As of June 30, 2026, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 19,000 active participants in the aggregate. During the second quarter of 2026, approximately 21,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

During the three months ended June 30, 2026, none of the company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CATERPILLAR INC.

August 5, 2026	/s/ Joseph E. Creed	Chairman of the Board
	Joseph E. Creed	and Chief Executive Officer

August 5, 2026	/s/ Kyle J. Epley	Chief Financial Officer
Kyle J. Epley

August 5, 2026	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

August 5, 2026	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp