Form 10-Q
period 2026-09-30
CATERPILLAR INC
filed 2026-11-04
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

At September 30, 2026, 457,594,174 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2026	2025
Sales and revenues:
Sales of Machinery, Power & Energy	$19,654	$16,726
Revenues of Financial Products	1,028	912
Total sales and revenues	20,682	17,638

Operating costs:
Cost of goods sold	13,332	11,673
Selling, general and administrative expenses	1,797	1,822
Research and development expenses	596	555
Interest expense of Financial Products	384	346
Other operating (income) expenses	359	190
Total operating costs	16,468	14,586

Operating profit	4,214	3,052

Interest expense excluding Financial Products	129	133
Other income (expense)	135	208

Consolidated profit before taxes	4,220	3,127

Provision (benefit) for income taxes	968	836
Profit of consolidated companies	3,252	2,291

Equity in profit (loss) of unconsolidated affiliated companies	34	8

Profit of consolidated and affiliated companies	3,286	2,299

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)

Profit [1]	$3,287	$2,300

Profit per common share	$7.16	$4.91

Profit per common share – diluted [2]	$7.13	$4.88

Weighted-average common shares outstanding (millions)
– Basic	459.1	468.6
– Diluted [2]	460.9	470.8
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2026	2025

Profit of consolidated and affiliated companies	$3,286	$2,299
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	29	(30)
Pension and other postretirement benefits	—	—
Derivative financial instruments	11	(21)
Available-for-sale securities	(74)	12

Total other comprehensive income (loss), net of tax	(34)	(39)
Comprehensive income	3,252	2,260
Less: comprehensive income (loss) attributable to the noncontrolling interests	(1)	(1)
Comprehensive income attributable to shareholders	$3,253	$2,261

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2026	2025
Sales and revenues:
Sales of Machinery, Power & Energy	$55,708	$45,778
Revenues of Financial Products	2,932	2,678
Total sales and revenues	58,640	48,456

Operating costs:
Cost of goods sold	37,419	31,445
Selling, general and administrative expenses	5,631	5,109
Research and development expenses	1,749	1,586
Interest expense of Financial Products	1,091	1,008
Other operating (income) expenses	1,156	817
Total operating costs	47,046	39,965

Operating profit	11,594	8,491

Interest expense excluding Financial Products	398	375
Other income (expense)	793	399

Consolidated profit before taxes	11,989	8,515

Provision (benefit) for income taxes	2,693	2,056
Profit of consolidated companies	9,296	6,459

Equity in profit (loss) of unconsolidated affiliated companies	131	22

Profit of consolidated and affiliated companies	9,427	6,481

Less: Profit (loss) attributable to noncontrolling interests	(2)	(1)

Profit [1]	$9,429	$6,482

Profit per common share	$20.45	$13.76

Profit per common share – diluted [2]	$20.36	$13.69

Weighted-average common shares outstanding (millions)
– Basic	461.0	471.3
– Diluted [2]	463.2	473.4
1    Profit attributable to common shareholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025

Profit of consolidated and affiliated companies	$9,427	$6,481
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation	(68)	593
Pension and other postretirement benefits	1	(2)
Derivative financial instruments	36	99
Available-for-sale securities	(98)	58

Total other comprehensive income (loss), net of tax	(129)	748
Comprehensive income	9,298	7,229
Less: comprehensive income (loss) attributable to the noncontrolling interests	(2)	(1)
Comprehensive income attributable to shareholders	$9,300	$7,230
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,929	$9,980
Receivables – trade and other	13,440	10,920
Receivables – finance	11,051	10,649
Prepaid expenses and other current assets	3,200	2,801
Inventories	22,214	18,135
Total current assets	57,834	52,485

Property, plant and equipment – net	16,011	15,140
Long-term receivables – trade and other	3,348	2,142
Long-term receivables – finance	14,402	14,272
Noncurrent deferred and refundable income taxes	2,235	2,882
Intangible assets	409	241
Goodwill	5,905	5,321
Other assets	6,699	6,102
Total assets	$106,843	$98,585

Liabilities
Current liabilities:
Short-term borrowings:
Financial Products	$4,855	$5,514
Accounts payable	10,573	8,968
Accrued expenses	6,038	5,587
Accrued wages, salaries and employee benefits	2,663	2,554
Customer advances	5,329	3,314
Dividends payable	—	703
Other current liabilities	3,028	2,798
Long-term debt due within one year:
Machinery, Power & Energy	36	35
Financial Products	8,144	7,085
Total current liabilities	40,666	36,558

Long-term debt due after one year:
Machinery, Power & Energy	10,614	10,678
Financial Products	21,552	20,018
Liability for postemployment benefits	3,610	3,838
Other liabilities	8,919	6,175
Total liabilities	85,361	77,267
Commitments and contingencies (Notes 11 and 14)
Shareholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/26 and 12/31/25 – 814,894,624) at paid-in amount	6,658	7,181
Treasury stock: (9/30/26 – 357,300,450 shares; 12/31/25 – 349,607,292 shares) at cost	(56,702)	(49,539)
Profit employed in the business	73,428	65,448
Accumulated other comprehensive income (loss)	(1,901)	(1,772)
Noncontrolling interests	(1)	—
Total shareholders’ equity	21,482	21,318
Total liabilities and shareholders’ equity	$106,843	$98,585
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	$6,143	$(47,958)	$62,160	$(1,684)	$2	$18,663
Profit (loss) of consolidated and affiliated companies	—	—	2,300	—	(1)	2,299
Foreign currency translation, net of tax	—	—	—	(30)	—	(30)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	—
Derivative financial instruments, net of tax	—	—	—	(21)	—	(21)
Available-for-sale securities, net of tax	—	—	—	12	—	12
Common shares issued from treasury stock for stock-based compensation: 348,672	—	19	—	—	—	19
Stock-based compensation expense	71	—	—	—	—	71
Common shares repurchased: 847,999 [1]	—	(362)	—	—	—	(362)
Other	9	(1)	—	—	—	8
Balance at September 30, 2025	$6,223	$(48,302)	$64,460	$(1,723)	$1	$20,659

Three Months Ended September 30, 2026
Balance at June 30, 2026	$5,654	$(54,533)	$70,141	$(1,867)	$(1)	$19,394
Profit (loss) of consolidated and affiliated companies	—	—	3,287	—	(1)	3,286
Foreign currency translation, net of tax	—	—	—	29	—	29
Pension and other postretirement benefits, net of tax	—	—	—	—	—	—
Derivative financial instruments, net of tax	—	—	—	11	—	11
Available-for-sale securities, net of tax	—	—	—	(74)	—	(74)
Common shares issued from treasury stock for stock-based compensation: 93,725	(6)	(4)	—	—	—	(10)
Stock-based compensation expense	81	—	—	—	—	81
Common shares repurchased: 2,174,443 [1]	—	(2,148)	—	—	—	(2,148)
Settlement of outstanding authorized accelerated share repurchases	925	—	—	—	—	925
Other	4	(17)	—	—	1	(12)
Balance at September 30, 2026	$6,658	$(56,702)	$73,428	$(1,901)	$(1)	$21,482

1 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$6,941	$(44,331)	$59,352	$(2,471)	$3	$19,494
Profit (loss) of consolidated and affiliated companies	—	—	6,482	—	(1)	6,481
Foreign currency translation, net of tax	—	—	—	593	—	593
Pension and other postretirement benefits, net of tax	—	—	—	(2)	—	(2)
Derivative financial instruments, net of tax	—	—	—	99	—	99
Available-for-sale securities, net of tax	—	—	—	58	—	58
Dividends declared [1]	—	—	(1,374)	—	—	(1,374)
Common shares issued from treasury stock for stock-based compensation: 1,077,027	(53)	13	—	—	—	(40)
Stock-based compensation expense	202	—	—	—	—	202
Common shares repurchased: 11,029,455 [2]	—	(3,950)	—	—	—	(3,950)
Outstanding authorized accelerated share repurchases	(900)	—	—	—	—	(900)
Other	33	(34)	—	—	(1)	(2)
Balance at September 30, 2025	$6,223	$(48,302)	$64,460	$(1,723)	$1	$20,659

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$7,181	$(49,539)	$65,448	$(1,772)	$—	$21,318
Profit (loss) of consolidated and affiliated companies	—	—	9,429	—	(2)	9,427
Foreign currency translation, net of tax	—	—	—	(68)	—	(68)
Pension and other postretirement benefits, net of tax	—	—	—	1	—	1
Derivative financial instruments, net of tax	—	—	—	36	—	36
Available-for-sale securities, net of tax	—	—	—	(98)	—	(98)
Dividends declared [1]	—	—	(1,449)	—	—	(1,449)
Common shares issued from treasury stock for stock-based compensation: 1,453,399	(96)	(35)	—	—	—	(131)
Stock-based compensation expense	227	—	—	—	—	227
Common shares repurchased: 9,146,566 [2]	—	(7,070)	—	—	—	(7,070)
Outstanding authorized accelerated share repurchase	(675)	—	—	—	—	(675)
Other	21	(58)	—	—	1	(36)
Balance at September 30, 2026	$6,658	$(56,702)	$73,428	$(1,901)	$(1)	$21,482

1 Dividends per share of common stock of $3.14 and $2.92 were declared in the nine months ended September 30, 2026 and 2025, respectively.
2 See Note 12 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$9,427	$6,481
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,826	1,664
Provision (benefit) for deferred income taxes	630	300
(Gain) loss on divestiture	139	—
Other	249	509
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(3,761)	(788)
Inventories	(4,118)	(2,015)
Accounts payable	1,752	1,086
Accrued expenses	354	51
Accrued wages, salaries and employee benefits	107	(296)
Customer advances	4,002	1,649
Other assets – net	(251)	(138)
Other liabilities – net	237	(355)
Net cash provided by (used for) operating activities	10,593	8,148

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(2,012)	(1,923)
Expenditures for equipment leased to others	(1,214)	(1,021)
Proceeds from disposals of leased assets and property, plant and equipment	773	544
Additions to finance receivables	(13,123)	(10,964)
Collections of finance receivables	12,149	9,890
Proceeds from sale of finance receivables	56	26
Investments and acquisitions (net of cash acquired)	(893)	(26)
Proceeds from sale of businesses and investments (net of cash sold)	(92)	12
Proceeds from maturities and sale of securities	1,303	1,945
Investments in securities	(1,872)	(1,291)
Other – net	170	(19)
Net cash provided by (used for) investing activities	(4,755)	(2,827)

Cash flow from financing activities:
Dividends paid	(2,148)	(2,043)
Common stock issued, and other stock compensation transactions, net	(131)	(39)
Payments to purchase common stock	(7,745)	(4,850)
Excise tax paid on purchases of common stock	(49)	(73)
Proceeds from debt issued (original maturities greater than three months):
- Machinery, Power & Energy	—	1,976
- Financial Products	10,490	6,478
Payments on debt (original maturities greater than three months):
- Machinery, Power & Energy	(30)	(43)
- Financial Products	(7,465)	(6,162)
Short-term borrowings – net (original maturities three months or less)	(748)	106
Net cash provided by (used for) financing activities	(7,826)	(4,650)
Effect of exchange rate changes on cash	(63)	(23)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,051)	648
Cash, cash equivalents and restricted cash at beginning of period	9,986	6,896
Cash, cash equivalents and restricted cash at end of period	$7,935	$7,544
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

B.  Basis of presentation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2026 and 2025, (c) the consolidated financial position at September 30, 2026 and December 31, 2025, (d) the consolidated changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and (e) the consolidated cash flow for the nine months ended September 30, 2026 and 2025. The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Long-term receivables - trade and other in the Consolidated Statement of Financial Position includes $1.0 billion and $377 million at September 30, 2026 and December 31, 2025, respectively, for recoveries from overpayments made during the importation process. Current assets: Receivables - trade and other includes $195 million at September 30, 2026. There were no amounts included in Current assets: Receivables - trade and other at December 31, 2025. The recoveries are subject to review and processing by U.S. Customs and Border Protection (CBP), and timing of the recoveries is uncertain.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the United States were unauthorized. During 2025 and until CBP ceased collecting IEEPA tariffs in 2026, the company's total IEEPA tariff costs were approximately $1.0 billion.

During the three and nine months ended September 30, 2026, the company recorded $128 million and $520 million, respectively, of IEEPA tariff recoveries for claims submitted and accepted through the Consolidated Administration and Processing of Entries (CAPE) system. These recoveries were deemed probable and were recorded in Cost of goods sold within the Consolidated Statement of Results of Operations.

The company continues to assess the availability, timing and amounts of additional claim submissions for the remaining amounts paid under IEEPA, as these remain uncertain and were not deemed to be probable as of September 30, 2026.

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

3.                                   Sales and revenue contract information

Trade receivables represent amounts due from dealers and end users for the sale of our products, and include amounts due from wholesale inventory financing provided by Cat Financial for a dealer’s purchase of inventory. We recognize trade receivables from dealers and end users in Receivables – trade and other and Long-term receivables – trade and other in the Consolidated Statement of Financial Position. Trade receivables from dealers and end users were $11,541 million, $9,402 million and $7,864 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. Long-term trade receivables from dealers and end users were $1,651 million, $1,006 million and $640 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively.

For certain contracts, we invoice for payment when contractual milestones are achieved. We recognize a contract asset when a sale is recognized before achieving the contractual milestone for invoicing. We reduce the contract asset when we invoice for payment and recognize a corresponding trade receivable. Contract assets are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position. Contract assets were $277 million, $297 million and $238 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively.

We invoice in advance of recognizing the sale of certain products. We recognize advanced customer payments as a contract liability in Customer advances and Other liabilities in the Consolidated Statement of Financial Position. Contract liabilities were $8,706 million, $4,678 million and $2,745 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. We reduce the contract liability when revenue is recognized. During the three and nine months ended September 30, 2026, we recognized $619 million and $1,886 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2026. During the three and nine months ended September 30, 2025, we recognized $351 million and $1,496 million, respectively, of revenue that was recorded as a contract liability at the beginning of 2025.

We provide discounts to dealers through merchandising programs. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. We report the estimated cost of these discounts as a reduction to the transaction price when we recognize the product sale. We accrue a corresponding post-sale discount reserve in the Consolidated Statement of Financial Position, which represents discounts we expect to pay on units sold. If discounts paid differ from those estimated, we report the difference as a change in the transaction price in the subsequent period when the final discount is paid. The change in revenue during the three and nine months ended September 30, 2026 related to prior period sales was inconsequential. As a result of differences between actual and estimated payments and changes in estimates, we recognized a decrease in revenue of $61 million and $515 million during the three and nine months ended September 30, 2025, respectively, related to prior period sales.

As of September 30, 2026, we have entered into contracts with dealers and end users for which sales have not been recognized as we have not satisfied our performance obligations and transferred control of the products. The dollar amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $49.4 billion, with about one-third of the amount expected to be completed and revenue recognized in the twelve months following September 30, 2026. We have elected the practical expedient not to disclose unsatisfied performance obligations with an original contract duration of one year or less. Contracts with an original duration of one year or less are primarily sales to dealers for machinery, engines and replacement parts.

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

We recognized pretax stock-based compensation expense of $81 million and $227 million for the three and nine months ended September 30, 2026, respectively, and $71 million and $202 million for the three and nine months ended September 30, 2025, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Shares Granted	Weighted-Average Fair Value Per Share	Shares Granted	Weighted-Average Fair Value Per Share
Stock options	126,660	$270.41	299,523	$106.04
RSUs	246,112	$764.57	477,750	$338.61
PRSUs	86,960	$925.49	201,934	$345.60

The fair value of our stock options was estimated using the Black-Scholes option-pricing model. The following table provides the assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2026 and 2025:

	Grant Year
	2026	2025
Weighted-average dividend yield	1.82%	2.13%
Weighted-average volatility	36.1%	30.5%
Range of volatilities	29.5% - 40.3%	26.6% - 32.6%
Range of risk-free interest rates	3.43% - 4.03%	4.13% - 4.40%
Weighted-average expected lives	7 years	7 years

The PRSUs granted in 2026 and 2025 contain a market condition, and a Monte Carlo simulation was utilized to estimate the fair value of the awards. The following table provides the assumptions used in determining the fair value of the PRSUs granted during the nine months ended September 30, 2026 and 2025, respectively:

	Grant Year
	2026	2025
Expected volatility of the Company's stock	36.7%	29.5%
Risk-free interest rate	3.46%	3.90%

As of September 30, 2026, total remaining unrecognized compensation expense related to non-vested stock-based compensation awards was $287 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.0 years.

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

Our MP&E operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to approximately five years. As of September 30, 2026, the maximum term of these outstanding contracts at inception was approximately 60 months.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position were as follows:

(Millions of dollars)	Fair Value
	September 30, 2026		December 31, 2025
	Assets [1]	Liabilities [2]	Assets [1]	Liabilities [2]
Designated derivatives
Foreign exchange contracts	$190	$(196)	$364	$(147)
Interest rate contracts	54	(302)	59	(99)
Total	$244	$(498)	$423	$(246)

Undesignated derivatives
Foreign exchange contracts	$93	$(37)	$62	$(75)
Commodity contracts	48	(8)	10	(2)
Total return swap contracts	2	(15)	1	(2)
Total	$143	$(60)	$73	$(79)

[1] Assets are classified as Receivables - trade and other or Long-term receivables - trade and other.
[2] Liabilities are classified as Accrued expenses or Other liabilities.

The total notional amounts of the derivative instruments as of September 30, 2026 and December 31, 2025 were $32.1 billion and $29.3 billion, respectively. The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties. We calculate the amounts exchanged by the parties by referencing the notional amounts and by other terms of the derivatives, such as foreign currency exchange rates, interest rates, commodity prices or certain deferred compensation plan liabilities.

Gains (losses) on derivative instruments are categorized as follows:

(Millions of dollars)	Three Months Ended September 30,
	Gains (Losses) Recognized in the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(7)	$(46)	$8	$(17)
Interest rate contracts	—	—	30	2	3	2
Fair Value Hedges
Foreign exchange contracts	—	—	(5)	(3)	(6)	(4)
Interest rate contracts	(4)	(20)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	32	18	—	—	—	—
Commodity contracts	61	11	—	—	—	—
Total return swap contracts	(69)	53	—	—	—	—
Total	$20	$62	$18	$(47)	$5	$(19)

[1] Foreign exchange contract, Commodity contract and Total return swap contract gains (losses) are included in Other income (expense). Interest rate contract gains (losses) are included in Interest expense of Financial Products and Interest expense excluding Financial Products.

[2] Foreign exchange contract gains (losses) are primarily included in Cost of goods sold. Interest rate contract gains (losses) are primarily included in Interest expense of Financial Products.

(Millions of dollars)	Nine Months Ended September 30,
	Gains (Losses) Recognized in the Consolidated Statement of Results of Operations [1]		Gains (Losses) Recognized in AOCI		Gains (Losses) Reclassified from AOCI [2]
	2026	2025	2026	2025	2026	2025
Cash Flow Hedges
Foreign exchange contracts	$—	$—	$(140)	$171	$(125)	$55
Interest rate contracts	—	—	64	15	6	4
Fair Value Hedges
Foreign exchange contracts	—	—	(13)	(5)	(13)	(5)
Interest rate contracts	(10)	(58)	—	—	—	—
Undesignated Hedges
Foreign exchange contracts	88	(79)	—	—	—	—
Commodity contracts	99	16	—	—	—	—
Total return swap contracts	95	83	—	—	—	—
Total	$272	$(38)	$(89)	$181	$(132)	$54

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

The following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Millions of dollars)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Long-term debt due within one year	$1,244	$602	$(6)	$3
Long-term debt due after one year	6,803	5,513	(297)	(37)
Total	$8,047	$6,115	$(303)	$(34)

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

Collateral is typically not required of the counterparties or of our company under the master netting agreements. As of September 30, 2026 and December 31, 2025, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event was as follows:

(Millions of dollars)	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Gross Amounts Recognized	$387	$(558)	$496	$(325)
Financial Instruments Not Offset	(234)	234	(160)	160
Net Amount	$153	$(324)	$336	$(165)

6.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) were comprised of the following:

(Millions of dollars)	September 30, 2026	December 31, 2025
Raw materials	$9,460	$7,434
Work-in-process	2,319	1,598
Finished goods	9,988	8,725
Supplies	447	378
Total inventories	$22,214	$18,135

7.                                     Intangible assets and goodwill

A.  Intangible assets

Intangible assets were comprised of the following:

	September 30, 2026
(Millions of dollars)	Gross Carrying Amount[1]	Accumulated Amortization[1]	Net
Customer relationships	$269	$(123)	$146
Intellectual property	644	(406)	238
Other	86	(61)	25
Total finite-lived intangible assets	$999	$(590)	$409

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,012	$(1,877)	$135
Intellectual property	479	(399)	80
Other	117	(91)	26
Total finite-lived intangible assets	$2,608	$(2,367)	$241

[1] For the nine months ended September 30, 2026, $1.9 billion of intangible assets were fully amortized and have been removed.

During the first quarter of 2026, we acquired finite-lived intangible assets of $200 million due to the purchase of RPMGlobal. See Note 22 for details on the acquisition.

Amortization expense for the three and nine months ended September 30, 2026 was $21 million and $108 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was $41 million and $128 million, respectively.

Amortization expense related to intangible assets is expected to be:

(Millions of dollars)

Remaining Three Months of 2026	2027	2028	2029	2030	Thereafter
$17	$67	$60	$57	$54	$154

B.  Goodwill

No goodwill was impaired during the nine months ended September 30, 2026 or 2025.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 were as follows:

(Millions of dollars)	December 31, 2025	Acquisitions[3]	Other Adjustments [1]	September 30, 2026
Power & Energy
Goodwill	$2,054	$33	$(12)	$2,075
Construction Industries
Goodwill	264	—	—	264
Impairments	(22)	—	—	(22)
Net goodwill	242	—	—	242
Resource Industries
Goodwill	5,086	567	(4)	5,649
Impairments	(2,100)	—	—	(2,100)
Net goodwill	2,986	567	(4)	3,549
All Other [2]
Goodwill	39	—	—	39
Consolidated total
Goodwill	7,443	600	(16)	8,027
Impairments	(2,122)	—	—	(2,122)
Net goodwill	$5,321	$600	$(16)	$5,905

1 Other adjustments are comprised primarily of foreign currency translation.
2 Includes All Other Segment (See Note 16).
3 See Note 22 for details on the RPMGlobal acquisition.

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

The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows:

Available-for-sale debt securities	September 30, 2026			December 31, 2025
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt securities
U.S. treasury bonds	$9	$—	$9	$10	$—	$10
Other U.S. and non-U.S. government bonds	59	—	59	72	2	74

Corporate debt securities
Corporate bonds and other debt securities	2,921	(51)	2,870	2,457	23	2,480
Asset-backed securities	320	(1)	319	273	—	273

Mortgage-backed debt securities
U.S. governmental agency	632	(49)	583	580	(8)	572
Residential	4	—	4	2	(1)	1
Commercial	157	(7)	150	141	(2)	139
Total available-for-sale debt securities	$4,102	$(108)	$3,994	$3,535	$14	$3,549

Available-for-sale debt securities in an unrealized loss position:

	September 30, 2026
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$29	$1	$29	$1

Corporate debt securities
Corporate bonds	2,232	38	385	15	2,617	53
Asset-backed securities	89	—	70	1	159	1

Mortgage-backed debt securities
U.S. governmental agency	332	20	251	29	583	49
Residential	—	—	4	1	4	1
Commercial	62	2	86	5	148	7
Total	$2,715	$60	$825	$52	$3,540	$112

	December 31, 2025
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt securities
Other U.S. and non-U.S. government bonds	$—	$—	$17	$—	$17	$—
Corporate debt securities
Corporate bonds	130	—	306	6	436	6
Asset-backed securities	38	—	43	1	81	1

Mortgage-backed debt securities
U.S. governmental agency	3	—	307	15	310	15
Residential	—	—	1	1	1	1
Commercial	6	—	89	3	95	3
Total	$177	$—	$763	$26	$940	$26

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities, corporate debt securities, and mortgage-backed debt securities relate to changes in underlying interest rates and credit spreads since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, we did not expect credit-related losses on these investments as of September 30, 2026.

The cost basis and fair value of available-for-sale debt securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2026
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$918	$916
Due after one year through five years	1,717	1,690
Due after five years through ten years	475	454
Due after ten years	199	197
U.S. governmental agency mortgage-backed securities	632	583
Residential mortgage-backed securities	4	4
Commercial mortgage-backed securities	157	150
Total debt securities – available-for-sale	$4,102	$3,994

For the three months ended September 30, 2026 and 2025, proceeds from available-for-sale debt securities were $351 million and $323 million, respectively. For the nine months ended September 30, 2026 and 2025, proceeds from available-for-sale debt securities were $1,019 million and $1,636 million, respectively.

For the three months ended September 30, 2026 and 2025, the net unrealized gains (losses) for equity securities held at September 30, 2026 and 2025 were $(25) million and $9 million, respectively. For the nine months ended September 30, 2026 and 2025, the net unrealized gains (losses) for equity securities held at September 30, 2026 and 2025 were $5 million and $36 million, respectively.

9.                                     Postretirement benefits

A.  Pension and postretirement benefit costs

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
(Millions of dollars)	2026	2025	2026	2025	2026	2025
For the three months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$12	$12	$14	$15
Interest cost	136	153	30	28	26	32
Expected return on plan assets	(176)	(180)	(44)	(42)	(2)	(3)
Amortization of prior service cost (credit)	—	—	1	—	—	(1)
Net periodic benefit cost (benefit) [1]	$(40)	$(27)	$(1)	$(2)	$38	$43

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$—	$—	$36	$35	$42	$47
Interest cost	408	459	90	83	79	93
Expected return on plan assets	(528)	(540)	(132)	(122)	(8)	(7)
Amortization of prior service cost (credit)	—	—	2	—	—	(3)
Net periodic benefit cost (benefit) [1]	$(120)	$(81)	$(4)	$(4)	$113	$130

1 The service cost component is included in Operating costs. All other components are included in Other income (expense).

We made $50 million and $332 million of contributions to our pension and other postretirement plans during the three and nine months ended September 30, 2026, respectively. We currently anticipate full-year 2026 contributions of approximately $360 million.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans, which are included in Operating costs in the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
U.S. Plans [1]	$82	$185	$571	$529
Non-U.S. Plans	38	35	113	103
	$120	$220	$684	$632

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

10.                              Leases

Revenues from finance and operating leases, primarily included in Revenues of Financial Products on the Consolidated Statement of Results of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Finance lease revenue	$119	$121	$358	$352
Operating lease revenue	315	299	948	907
Total	$434	$420	$1,306	$1,259

We present revenues net of sales and other related taxes.

11.                              Guarantees and product warranty

We have provided various guarantees that have varying terms and limit potential payment. Under the guarantees, non-performance by the third-parties could require Caterpillar to satisfy the contractual obligation by providing goods, services or financial compensation. The maximum potential amount of future payments (undiscounted and without reduction for any amounts possibly recoverable) that we could be required to make under the guarantees was $631 million and $458 million at September 30, 2026 and December 31, 2025, respectively.

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

Cat Financial provides guarantees to purchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity. Cat Financial receives a fee for providing this guarantee. The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers. This SPC issues commercial paper and uses the proceeds to fund its loan program. Cat Financial is the primary beneficiary of the SPC as its guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC. As of September 30, 2026 and December 31, 2025, the SPC’s assets of $1.26 billion and $1.19 billion, respectively, were primarily comprised of loans to dealers, and the SPC’s liabilities of $1.26 billion and $1.19 billion, respectively, were primarily comprised of commercial paper. The assets of the SPC are not available to pay Cat Financial’s creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

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

The reconciliation of the change in our product warranty liability balances for the nine months ended September 30, 2026 and 2025, was as follows:

	Nine Months Ended September 30,
(Millions of dollars)	2026	2025
Warranty liability, beginning of period	$1,626	$1,700
Reduction in liability (payments)	(640)	(613)
Increase in liability (new warranties)	808	564
Warranty liability, end of period	$1,794	$1,651

12.                               Profit per share

Computations of profit per share:	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2026	2025	2026	2025
Profit for the period (A) [1]	$3,287	$2,300	$9,429	$6,482
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	459.1	468.6	461.0	471.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	1.8	2.2	2.2	2.1
Average common shares outstanding for fully diluted computation (C) [2]	460.9	470.8	463.2	473.4
Profit per share of common stock:
Basic (A/B)	$7.16	$4.91	$20.45	$13.76
Diluted (A/C) [2]	$7.13	$4.88	$20.36	$13.69
Shares outstanding as of September 30, (in millions)			457.6	468.0
[1] Profit attributable to common shareholders.
[2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

For both the three and nine months ended September 30, 2026, we excluded 0.1 million of outstanding stock-based compensation awards from the computation of diluted profit per share because the effect would have been antidilutive. For the three months ended September 30, 2025, there were no antidilutive stock-based compensation awards outstanding. For the nine months ended September 30, 2025, we excluded 0.4 million of outstanding stock-based compensation awards from the computation of diluted profit per share because the effect would have been antidilutive.

For the three and nine months ended September 30, 2026, we repurchased 2.2 million and 9.1 million shares of Caterpillar common stock, respectively, at an aggregate cost of $2.1 billion and $7.1 billion, respectively. For the three and nine months ended September 30, 2025, we repurchased 0.8 million and 11.0 million shares of Caterpillar common stock, respectively, at an aggregate cost of $0.4 billion and $4.0 billion, respectively. We made these purchases through the combination of accelerated share repurchase (ASR) agreements with third-party financial institutions and open market transactions in 2026 and 2025.

In the first quarter of 2026, we entered into ASR agreements to repurchase an aggregate of $4.50 billion of common stock. We advanced the $4.50 billion and received approximately 4.8 million shares of Caterpillar common stock, approximately 70% of the estimated final number of shares to be repurchased, with a value of $3.15 billion. In the second quarter of 2026, we entered into ASR agreements to repurchase an aggregate of $1.00 billion of common stock. We advanced the $1.00 billion and received approximately 0.8 million shares of Caterpillar common stock, approximately 75% of the estimated final number of shares to be repurchased, with a value of $750 million. The final number of shares to ultimately be repurchased is based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. The remaining $1.60 billion was evaluated as unsettled forward contracts and was classified as a reduction to Common stock within the Consolidated Statement of Financial Position.

In the third quarter of 2026, upon final settlement of one of the first quarter 2026 ASR agreements and of the second quarter 2026 ASR agreements, we received approximately 0.7 million additional shares. In October 2026, upon final settlement of the remaining first quarter 2026 ASR agreement, we received approximately 0.4 million additional shares.

13.                          Accumulated other comprehensive income (loss)

We present comprehensive income and its components in the Consolidated Statement of Comprehensive Income. Changes in the balances for each component of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Foreign currency translation
Beginning balance	$(1,850)	$(1,687)	$(1,753)	$(2,310)
Gains (losses) on foreign currency translation	30	(29)	(65)	594
Less: Tax provision (benefit)	1	1	3	1
Net gains (losses) on foreign currency translation	29	(30)	(68)	593
(Gains) losses reclassified to earnings	—	—	—	—
Less: Tax provision (benefit)	—	—	—	—
Net (gains) losses reclassified to earnings	—	—	—	—
Other comprehensive income (loss), net of tax	29	(30)	(68)	593
Ending balance	$(1,821)	$(1,717)	$(1,821)	$(1,717)
Pension and other postretirement benefits
Beginning balance	$(69)	$(63)	$(70)	$(61)
Current year prior service credit (cost)	—	—	—	—
Less: Tax provision (benefit)	—	—	—	—
Net current year prior service credit (cost)	—	—	—	—
Amortization of prior service (credit) cost	1	(1)	2	(3)
Less: Tax provision (benefit)	1	(1)	1	(1)
Net amortization of prior service (credit) cost	—	—	1	(2)
Other comprehensive income (loss), net of tax	—	—	1	(2)
Ending balance	$(69)	$(63)	$(69)	$(63)
Derivative financial instruments
Beginning balance	$64	$74	$39	$(46)
Gains (losses) deferred	18	(47)	(89)	181
Less: Tax provision (benefit)	3	(11)	(24)	44
Net gains (losses) deferred	15	(36)	(65)	137
(Gains) losses reclassified to earnings	(5)	19	132	(54)
Less: Tax provision (benefit)	(1)	4	31	(16)
Net (gains) losses reclassified to earnings	(4)	15	101	(38)
Other comprehensive income (loss), net of tax	11	(21)	36	99
Ending balance	$75	$53	$75	$53
Available-for-sale securities
Beginning balance	$(12)	$(8)	$12	$(54)
Gains (losses) deferred	(93)	15	(119)	70
Less: Tax provision (benefit)	(19)	3	(23)	15
Net gains (losses) deferred	(74)	12	(96)	55
(Gains) losses reclassified to earnings	—	—	(3)	3
Less: Tax provision (benefit)	—	—	(1)	—
Net (gains) losses reclassified to earnings	—	—	(2)	3
Other comprehensive income (loss), net of tax	(74)	12	(98)	58
Ending balance	$(86)	$4	$(86)	$4

Total AOCI ending balance at September 30,	$(1,901)	$(1,723)	$(1,901)	$(1,723)

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

15.                              Income taxes

The effective tax rate for the three months ended September 30, 2026 was 22.9 percent compared to 26.7 percent for the three months ended September 30, 2025. The company recorded a $54 million charge for an increase in the estimated annual tax rate and a $41 million charge to reflect changes in estimates related to prior years in the three months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was 22.5 percent compared to 24.1 percent for the nine months ended September 30, 2025.

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

B.    Description of segments

We have five operating segments, of which four are reportable segments. Following is a brief description of our reportable segments and the business activities included in the All Other Segment:

Power & Energy: A segment primarily responsible for supporting customers using reciprocating engines, turbines and related services across industries serving Power Generation, Oil and Gas and Industrial applications, including marine applications and product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the oil and gas industry; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; and electrified powertrain and zero-emission power sources and service solutions. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and engine and machine components. Inter-segment sales are a source of revenue for this segment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 36-38 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations. For the reconciliation of profit, we have grouped the reconciling items as follows:

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

The three and nine months ended September 30, 2026 and 2025, sales and revenues by geographic region reconciled to consolidated sales and revenues were as follows:

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Inter-Segment Sales and Revenues	Total Sales and Revenues
Three Months Ended September 30, 2026
Power & Energy	$4,395	$435	$1,580	$878	$7,288		$1,496	$8,784
Construction Industries	4,796	825	1,366	925	7,912		71	7,983
Resource Industries	2,180	759	674	916	4,529		86	4,615
Financial Products Segment	780	132	142	123	1,177	[1]	—	1,177
Total sales and revenues from reportable segments	12,151	2,151	3,762	2,842	20,906		1,653	22,559
All Other Segment	9	—	3	3	15		57	72
Corporate Items and Eliminations	(143)	(27)	(37)	(32)	(239)		(1,710)	(1,949)
Total Sales and Revenues	$12,017	$2,124	$3,728	$2,813	$20,682		$—	$20,682

Three Months Ended September 30, 2025
Power & Energy	$3,478	$496	$1,296	$911	$6,181		$1,282	$7,463
Construction Industries	3,912	654	1,217	904	6,687		73	6,760
Resource Industries	1,721	605	612	977	3,915		84	3,999
Financial Products Segment	722	118	130	106	1,076	[1]	—	1,076
Total sales and revenues from reportable segments	9,833	1,873	3,255	2,898	17,859		1,439	19,298
All Other Segment	5	—	2	3	10		63	73
Corporate Items and Eliminations	(157)	(23)	(26)	(25)	(231)		(1,502)	(1,733)
Total Sales and Revenues	$9,681	$1,850	$3,231	$2,876	$17,638		$—	$17,638
1    Includes revenues from Power & Energy, Construction Industries, Resource Industries, and All Other Segment of $218 million and $187 million for the three months ended September 30, 2026 and 2025, respectively.

Sales and Revenues by Geographic Region
(Millions of dollars)	North America	Latin America	EAME	Asia/ Pacific	External Sales and Revenues		Inter-Segment Sales and Revenues	Total Sales and Revenues
Nine Months Ended September 30, 2026
Power & Energy	$12,077	$1,086	$4,069	$2,564	$19,796		$4,257	$24,053
Construction Industries	14,153	2,151	4,021	2,950	23,275		215	23,490
Resource Industries	6,246	2,002	1,947	2,612	12,807		253	13,060
Financial Products Segment	2,286	365	412	355	3,418	[1]	—	3,418
Total sales and revenues from reportable segments	34,762	5,604	10,449	8,481	59,296		4,725	64,021
All Other Segment	25	1	8	8	42		191	233
Corporate Items and Eliminations	(446)	(68)	(96)	(88)	(698)		(4,916)	(5,614)
Total Sales and Revenues	$34,341	$5,537	$10,361	$8,401	$58,640		$—	$58,640

Nine Months Ended September 30, 2025
Power & Energy	$9,328	$1,264	$3,628	$2,409	$16,629		$3,654	$20,283
Construction Industries	10,185	1,698	3,269	2,802	17,954		180	18,134
Resource Industries	4,999	1,803	1,706	2,782	11,290		256	11,546
Financial Products Segment	2,107	322	378	318	3,125	[1]	—	3,125
Total sales and revenues from reportable segments	26,619	5,087	8,981	8,311	48,998		4,090	53,088
All Other Segment	19	—	4	11	34		194	228
Corporate Items and Eliminations	(368)	(66)	(68)	(74)	(576)		(4,284)	(4,860)
Total Sales and Revenues	$26,270	$5,021	$8,917	$8,248	$48,456		$—	$48,456
1    Includes revenues from Power & Energy, Construction Industries, Resource Industries, and All Other Segment of $611 million and $522 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three and nine months ended September 30, 2026 and 2025, Power & Energy external sales by end user application were as follows:

Power & Energy External Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Power Generation	$3,421	$2,634	$9,336	$7,037
Oil and Gas	2,236	1,979	5,703	5,104
Industrial	1,631	1,568	4,757	4,488
Power & Energy External Sales	$7,288	$6,181	$19,796	$16,629

For the three and nine months ended September 30, 2026 and 2025, Resource Industries external sales by industry were as follows:

Resource Industries External Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Mining, HC and Q&A*	$3,697	$3,036	$10,336	$8,901
Rail	832	879	2,471	2,389
Resource Industries External Sales	$4,529	$3,915	$12,807	$11,290
*Heavy Construction and Quarry & Aggregates (HC and Q&A)

Profit from Reportable Segments
(Millions of dollars)	Power & Energy	Construction Industries	Resource Industries	Financial Products Segment	Total from Reportable Segments
Three Months Ended September 30, 2026
Sales and revenues	$8,784	$7,983	$4,615	$1,177	$22,559
Less [1]:
Cost of goods sold	5,883	5,639	3,470	—	14,992
SG&A/R&D [2]	770	533	502	242	2,047
Other segment items [3]	(12)	(20)	21	671	660
Segment Profit	$2,143	$1,831	$622	$264	$4,860

Three Months Ended September 30, 2025
Sales and revenues	$7,463	$6,760	$3,999	$1,076	$19,298
Less [1]:
Cost of goods sold	5,101	4,874	2,994	—	12,969
SG&A/R&D [2]	724	472	461	215	1,872
Other segment items [3]	5	37	—	620	662
Segment Profit	$1,633	$1,377	$544	$241	$3,795

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

Profit from Reportable Segments
(Millions of dollars)	Power & Energy	Construction Industries	Resource Industries	Financial Products Segment	Total from Reportable Segments
Nine Months Ended September 30, 2026
Sales and revenues	$24,053	$23,490	$13,060	$3,418	$64,021
Less [1]:
Cost of goods sold	16,163	16,628	9,767	—	42,558
SG&A/R&D [2]	2,288	1,547	1,541	680	6,056
Other segment items [3]	(18)	2	59	1,901	1,944
Segment Profit	$5,620	$5,313	$1,693	$837	$13,463

Nine Months Ended September 30, 2025
Sales and revenues	$20,283	$18,134	$11,546	$3,125	$53,088
Less [1]:
Cost of goods sold	13,686	13,051	8,457	—	35,194
SG&A/R&D [2]	2,145	1,393	1,365	614	5,517
Other segment items [3]	(23)	45	(6)	1,807	1,823
Segment Profit	$4,475	$3,645	$1,730	$704	$10,554

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

Reconciliation of Consolidated profit before taxes:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total profit from reportable segments	$4,860	$3,795	$13,463	$10,554
Profit (loss) from All Other Segment	(2)	(6)	(45)	(25)
Cost centers	17	6	23	—
Corporate costs	(333)	(308)	(1,009)	(732)
Timing	(114)	(119)	313	(202)
Restructuring income (costs)	(41)	(37)	(284)	(126)
Methodology differences:
Inventory/cost of sales	65	56	97	8
Postretirement benefit expense	82	(63)	(37)	(116)
Stock-based compensation expense	(70)	(66)	(202)	(196)
Financing costs	(13)	(54)	(75)	(168)
Currency	20	18	173	(131)
Other income/expense methodology differences	(214)	(89)	(366)	(317)
Other methodology differences	(37)	(6)	(62)	(34)
Total consolidated profit before taxes	$4,220	$3,127	$11,989	$8,515

Reconciliation of Assets:

(Millions of dollars)	September 30, 2026	December 31, 2025
Assets from reportable segments:
Power & Energy	$7,352	$8,438
Construction Industries	6,383	5,442
Resource Industries	10,000	9,036
Financial Products Segment	44,782	41,476
Total assets from reportable segments	68,517	64,392
Assets from All Other Segment	1,562	1,516
Items not included in segment assets:
Cash and cash equivalents	7,102	9,333
Deferred income taxes	2,096	2,749
Goodwill and intangible assets	4,743	4,669
Property, plant and equipment – net and other assets	5,185	4,689
Inventory methodology differences	(4,029)	(3,622)
Liabilities included in segment assets	21,051	15,330
Other	616	(471)
Total assets	$106,843	$98,585

Reconciliation of Depreciation and amortization:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization from reportable segments:
Power & Energy	$168	$132	$471	$369
Construction Industries	72	67	209	196
Resource Industries	83	100	290	296
Financial Products Segment	191	178	564	534
Total depreciation and amortization from reportable segments	514	477	1,534	1,395
Items not included in segment depreciation and amortization:
All Other Segment	74	68	213	197
Cost centers	28	26	83	75
Other	(1)	(1)	(4)	(3)
Total depreciation and amortization	$615	$570	$1,826	$1,664

Reconciliation of Capital expenditures:
(Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures from reportable segments:
Power & Energy	$391	$368	$1,010	$982
Construction Industries	115	86	269	196
Resource Industries	151	162	449	383
Financial Products Segment	330	359	1,047	908
Total capital expenditures from reportable segments	987	975	2,775	2,469
Items not included in segment capital expenditures:
All Other Segment	90	72	171	167
Cost centers	56	38	127	100
Timing	(68)	(6)	170	219
Other	(1)	(8)	(17)	(11)
Total capital expenditures	$1,064	$1,071	$3,226	$2,944

17.                             Cat Financial financing activities

Allowance for credit losses

Portfolio segments
A portfolio segment is the level at which Cat Financial develops a systematic methodology for determining its allowance for credit losses. Cat Financial's portfolio segments and related methods for estimating expected credit losses are as follows:

Customer
Cat Financial provides loans and finance leases to end-user customers primarily for the purpose of financing new and used Caterpillar machinery, engines and equipment for commercial use. Cat Financial also provides financing for power generation facilities that incorporate Caterpillar products. The average original term of Cat Financial's customer finance receivables portfolio was approximately 51 months with an average remaining term of approximately 28 months as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, Cat Financial's forecasts reflected a continuation of global market uncertainty and actions by global central banks aimed at balancing economic growth and managing inflation. Cat Financial believes the economic forecasts employed represent reasonable and supportable forecasts, followed by a reversion to long-term trends.

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

In general, Cat Financial's Dealer portfolio segment has not historically experienced large increases or decreases in credit losses based on changes in economic conditions due to its close working relationships with the dealers and their financial strength. Therefore, Cat Financial made no adjustments to historical loss rates during the three and nine months ended September 30, 2026.

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
•Mining - Finance receivables originated worldwide related primarily to large mining customers.
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

An analysis of the allowance for credit losses was as follows:

(Millions of dollars)	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$282	$4	$286	$281	$4	$285
Write-offs	(46)	—	(46)	(52)	—	(52)
Recoveries	18	—	18	12	—	12
Provision for credit losses [1]	65	2	67	32	—	32
Other	(1)	—	(1)	1	—	1
Ending balance	$318	$6	$324	$274	$4	$278

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Customer	Dealer	Total	Customer	Dealer	Total
Beginning balance	$273	$4	$277	$258	$4	$262
Write-offs	(134)	—	(134)	(109)	—	(109)
Recoveries	57	—	57	31	—	31
Provision for credit losses [1]	123	2	125	86	—	86
Other	(1)	—	(1)	8	—	8
Ending balance	$318	$6	$324	$274	$4	$278

Finance Receivables	$24,203	$1,528	$25,731	$23,066	$1,467	$24,533

[1] Excludes provision for credit losses on unfunded commitments and other miscellaneous receivables.

Gross write-offs by origination year for the Customer portfolio segment were as follows:

(Millions of dollars)	Three Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$1	$8	$6	$5	$2	$1	$3	$26
EAME	—	1	—	2	—	—	—	3
Asia/Pacific	—	5	1	1	—	—	—	7
Latin America	—	1	3	1	1	—	—	6
Mining	—	3	1	—	—	—	—	4
Total	$1	$18	$11	$9	$3	$1	$3	$46

	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$5	$7	$3	$2	$1	$2	$21
EAME	—	—	3	1	—	1	1	6
Asia/Pacific	1	3	1	—	—	—	—	5
Latin America	—	2	—	1	1	—	—	4
Mining	—	5	5	5	—	1	—	16
Total	$2	$15	$16	$10	$3	$3	$3	$52

	Nine Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total
North America	$1	$16	$19	$18	$8	$6	$9	$77
EAME	—	4	2	3	1	1	—	11
Asia/Pacific	—	9	4	2	1	—	—	16
Latin America	1	4	7	5	3	1	1	22
Mining	—	7	1	—	—	—	—	8
Total	$2	$40	$33	$28	$13	$8	$10	$134

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total
North America	$1	$10	$18	$9	$6	$4	$6	$54
EAME	—	2	6	2	1	1	1	13
Asia/Pacific	1	4	3	1	1	—	—	10
Latin America	—	2	2	4	1	1	—	10
Mining	—	8	6	6	—	1	—	21
Power	—	—	—	—	—	1	—	1
Total	$2	$26	$35	$22	$9	$8	$7	$109

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

Customer
The aging analysis of Cat Financial's Customer portfolio segment by origination year was as follows:

(Millions of dollars)	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$4,211	$4,201	$2,504	$1,083	$328	$65	$601	$12,993
31-60 days past due	24	38	33	21	8	1	6	131
61-90 days past due	5	14	11	6	2	1	2	41
91+ days past due	4	28	30	17	10	3	3	95

EAME
Current	1,069	1,111	634	383	157	49	—	3,403
31-60 days past due	9	12	10	5	1	1	—	38
61-90 days past due	4	11	5	3	3	1	—	27
91+ days past due	2	10	13	10	6	3	—	44

Asia/Pacific
Current	827	677	352	158	45	6	—	2,065
31-60 days past due	4	8	9	2	1	—	—	24
61-90 days past due	1	3	2	—	—	—	—	6
91+ days past due	1	3	5	1	—	—	—	10

Latin America
Current	872	648	311	117	35	4	6	1,993
31-60 days past due	4	8	7	3	2	—	—	24
61-90 days past due	2	4	2	1	1	—	—	10
91+ days past due	—	11	11	5	2	—	—	29

Mining
Current	685	621	470	314	179	74	23	2,366
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Power
Current	191	205	202	123	35	33	115	904
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$7,855	$7,463	$4,473	$2,178	$779	$231	$745	$23,724
31-60 days past due	41	66	59	31	12	2	6	217
61-90 days past due	12	32	20	10	6	2	2	84
91+ days past due	7	52	59	33	18	6	3	178
Total Customer	$7,915	$7,613	$4,611	$2,252	$815	$241	$756	$24,203

(Millions of dollars)	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Finance Receivables	Total Finance Receivables
North America
Current	$5,531	$3,634	$1,845	$743	$318	$20	$510	$12,601
31-60 days past due	30	42	28	18	6	1	4	129
61-90 days past due	11	14	10	5	3	—	2	45
91+ days past due	11	34	29	20	8	3	1	106

EAME
Current	1,551	929	614	316	114	44	—	3,568
31-60 days past due	5	12	6	6	2	—	—	31
61-90 days past due	3	5	3	2	1	—	—	14
91+ days past due	5	9	12	6	3	2	—	37

Asia/Pacific
Current	996	571	290	104	25	1	—	1,987
31-60 days past due	5	8	3	1	—	—	—	17
61-90 days past due	2	3	1	2	—	—	—	8
91+ days past due	1	1	2	2	—	—	—	6

Latin America
Current	984	511	212	96	15	1	4	1,823
31-60 days past due	3	6	5	3	—	—	—	17
61-90 days past due	2	2	2	1	—	1	—	8
91+ days past due	1	10	7	4	1	—	—	23

Mining
Current	765	698	484	278	106	46	—	2,377
31-60 days past due	3	—	—	—	—	—	—	3
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	1	1	8	—	—	—	—	10

Power
Current	168	250	179	37	8	35	148	825
31-60 days past due	—	—	—	—	—	—	—	—
61-90 days past due	—	—	—	—	—	—	—	—
91+ days past due	—	—	—	—	—	—	—	—

Totals by Aging Category
Current	$9,995	$6,593	$3,624	$1,574	$586	$147	$662	$23,181
31-60 days past due	46	68	42	28	8	1	4	197
61-90 days past due	18	24	16	10	4	1	2	75
91+ days past due	19	55	58	32	12	5	1	182
Total Customer	$10,078	$6,740	$3,740	$1,644	$610	$154	$669	$23,635

Dealer
As of September 30, 2026 and December 31, 2025, Cat Financial's total amortized cost of finance receivables within the Dealer portfolio segment was current.

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

In Cat Financial's Customer portfolio segment, finance receivables which were on non-accrual status and finance receivables over 90 days past due and still accruing income were as follows:

(Millions of dollars)	September 30, 2026		December 31, 2025
	Amortized Cost		Amortized Cost
	Non-accrual With an Allowance	91+ Still Accruing	Non-accrual With an Allowance	91+ Still Accruing

North America	$84	$14	$90	$20
EAME	42	7	35	5
Asia/Pacific	10	4	4	2
Latin America	31	1	24	1
Mining	1	—	10	—
Total	$168	$26	$163	$28

There were no finance receivables in Cat Financial's Dealer portfolio segment on non-accrual status as of September 30, 2026 and December 31, 2025.

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

During the three and nine months ended September 30, 2026 and 2025, there were no finance receivable modifications granted to borrowers experiencing financial difficulty in Cat Financial's Dealer portfolio segment.

The ending amortized cost of finance receivables modified with borrowers experiencing financial difficulty in Cat Financial's Customer portfolio segment was as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortized cost of finance receivables modified	$8	$19	$31	$37
Modifications as a percentage of Customer portfolio	0.03%	0.08%	0.13%	0.16%

The financial effects of term extensions and payment delays for borrowers experiencing financial difficulty were as follows:

(In months)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average extension to term of modified contracts	10	20	10	17
Weighted average payment deferral and/or interest only periods	7	5	7	6

After Cat Financial modifies a finance receivable, they continue to track its performance under its most recent modified terms. Defaults of loans modified in the prior twelve months were not significant during the three and nine months ended September 30, 2026 and 2025.

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

See Note 5 for additional information.

Assets and liabilities measured on a recurring basis at fair value included in our Consolidated Statement of Financial Position as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$9	$—	$—	$—	$9
Other U.S. and non-U.S. government bonds	—	59	—	—	59
Corporate debt securities
Corporate bonds and other debt securities	—	2,870	—	—	2,870
Asset-backed securities	—	319	—	—	319
Mortgage-backed debt securities
U.S. governmental agency	—	583	—	—	583
Residential	—	4	—	—	4
Commercial	—	150	—	—	150
Total debt securities	9	3,985	—	—	3,994
Equity securities
Large capitalization value	322	—	—	—	322
Smaller company growth	67	—	—	—	67
REIT	—	—	—	179	179
Total equity securities	389	—	—	179	568
Derivative financial instruments - assets
Foreign currency contracts - net	—	50	—	—	50
Commodity contracts - net	—	40	—	—	40
Total assets	$398	$4,075	$—	$179	$4,652
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$248	$—	$—	$248
Total return swap contracts - net	—	13	—	—	13
Total liabilities	$—	$261	$—	$—	$261

	December 31, 2025
(Millions of dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total Assets / Liabilities, at Fair Value
Assets
Debt securities
Government debt securities
U.S. treasury bonds	$10	$—	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	74	—	—	74
Corporate debt securities
Corporate bonds and other debt securities	—	2,480	—	—	2,480
Asset-backed securities	—	273	—	—	273
Mortgage-backed debt securities
U.S. governmental agency	—	572	—	—	572
Residential	—	1	—	—	1
Commercial	—	139	—	—	139
Total debt securities	10	3,539	—	—	3,549
Equity securities
Large capitalization value	283	—	—	—	283
Smaller company growth	65	—	—	—	65
REIT	—	—	—	174	174
Total equity securities	348	—	—	174	522
Derivative financial instruments - assets
Foreign currency contracts - net	—	204	—	—	204
Commodity contracts - net	—	8	—	—	8
Total assets	$358	$3,751	$—	$174	$4,283
Liabilities
Derivative financial instruments - liabilities
Interest rate contracts - net	$—	$40	$—	$—	$40
Total return swap contracts - net	—	1	—	—	1
Total liabilities	$—	$41	$—	$—	$41

In addition to the amounts above, certain Cat Financial loans are subject to measurement at fair value on a non-recurring basis and are classified as Level 3 measurements. A loan is measured at fair value when management determines that collection of contractual amounts due is not probable and the loan is individually evaluated. In these cases, an allowance for credit losses may be established based either on the present value of expected future cash flows discounted at the receivables' effective interest rate, the fair value of the collateral for collateral-dependent receivables, or the observable market price of the receivable. In determining the collateral value, Cat Financial estimates the current fair market value of the collateral less selling costs. Cat Financial had loans carried at fair value of $64 million and $63 million as of September 30, 2026 and December 31, 2025, respectively.

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

Long-term debt
We estimate fair value for fixed and floating rate debt based on quoted market prices.

Our financial instruments not carried at fair value were as follows:

	September 30, 2026		December 31, 2025
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Finance receivables – net (excluding finance leases 1)	$18,800	$18,292	$17,922	$17,648	3	Note 17
Wholesale inventory receivables – net (excluding finance leases 1)	3,131	3,038	1,931	1,871	3

Liabilities
Long-term debt (including amounts due within one year)
Machinery, Power & Energy	$10,650	$9,441	$10,713	$10,363	2
Financial Products	29,696	29,536	27,103	27,204	2

1    Represents finance leases and failed sale leasebacks of $6,816 million and $7,189 million at September 30, 2026 and December 31, 2025, respectively.

19.                         Other income (expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2026	2025	2026	2025
Investment and interest income	$138	$100	$395	$280
Foreign exchange gains (losses) [1]	(51)	(18)	(1)	(161)
License fee income	38	33	104	105
Net periodic pension and OPEB income (cost), excluding service cost	29	13	89	37
Gains (losses) on securities	(5)	20	33	51
Miscellaneous income (loss)	(14)	60	173	87
Total	$135	$208	$793	$399

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

Restructuring costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee separations [1]	$34	$32	$103	$59
Divestitures [1]	—	—	139	—
Other [2]	7	5	42	70
Total restructuring (income) costs	$41	$37	$284	$129

[1] Recognized in Other operating (income) expenses.
[2] Represents costs related to our restructuring programs, primarily for inventory write-downs and project management, which are primarily recognized in Cost of goods sold, and long-lived asset impairments, which are recognized in Other operating (income) expenses.

The restructuring costs for the nine months ended September 30, 2026 were related to restructuring actions across the company, including the divestiture of certain non-U.S. entities. The restructuring costs for the nine months ended September 30, 2025 were related to restructuring actions across the company.

In 2026 and 2025, all restructuring costs are excluded from segment profit.

21.                              Supplier finance programs

We facilitate voluntary supplier finance programs (the “Programs”) through participating financial institutions. The Programs are available to a wide range of suppliers and allow them the option to manage their cash flow. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the Programs. The range of payment terms, typically 60-90 days, we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Programs. The amount of obligations outstanding that are confirmed as valid to the participating financial institutions for suppliers who voluntarily participate in the Programs, included in Accounts payable in the Consolidated Statement of Financial Position, were $1.19 billion and $936 million at September 30, 2026 and December 31, 2025, respectively.

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

23.                              Subsequent event

On October 31, 2026, Caterpillar completed its previously announced acquisition of 100 percent of the equity in John Fabick Tractor Company (Fabick). The preliminary purchase price, which remains subject to working capital and other adjustments to be finalized post-acquisition, includes $1.24 billion cash paid at closing with a remaining estimated $165 million to be paid in cash after the expiration of certain holdback periods. The preliminary purchase price also includes pre-existing relationship transactions (primarily trade and finance receivables) which became effectively settled in the post-combination consolidated financial statements.

Headquartered in Fenton, Missouri, Fabick is a long-standing Caterpillar dealer with more than 100 years of trusted service and customer relationships across portions of Missouri, Illinois, the entire state of Wisconsin and the Upper Peninsula of Michigan. The acquisition reflects a customer-focused decision to support a seamless transition of Fabick ownership while maintaining strong service and local support for Caterpillar customers.

Due to the timing of the acquisition, the Company is still in the process of preparing the initial accounting for the business combination and therefore is unable to provide preliminary purchase price allocation information as of the date of this quarterly report on Form 10-Q. The assets acquired and liabilities assumed will be reflected in the consolidated financial statements and accompanying disclosures in the Company’s upcoming annual report on Form 10-K for the year ended December 31, 2026.

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

Highlights for the third quarter of 2026 include:
•Total sales and revenues for the third quarter of 2026 were $20.682 billion, an increase of $3.044 billion, or 17 percent, compared with $17.638 billion in the third quarter of 2025. Sales were higher across the three primary segments.
•Operating profit margin was 20.4 percent for the third quarter of 2026, compared with 17.3 percent for the third quarter of 2025. Adjusted operating profit margin was 20.6 percent for the third quarter of 2026, compared with 17.5 percent for the third quarter of 2025.
•Third-quarter 2026 profit per share was $7.13, and excluding the item in the table below, adjusted profit per share was $7.20. Third-quarter 2025 profit per share was $4.88, and excluding the item in the table below, adjusted profit per share was $4.95.
•Caterpillar ended the third quarter of 2026 with $7.9 billion of enterprise cash.

Highlights for the nine months ended September 30, 2026 include:
•Total sales and revenues were $58.640 billion for the nine months ended September 30, 2026, an increase of $10.184 billion, or 21 percent, compared with $48.456 billion for the nine months ended September 30, 2025.
•Operating profit margin was 19.8 percent for the nine months ended September 30, 2026, compared with 17.5 percent for the nine months ended September 30, 2025. Adjusted operating profit margin was 20.3 percent for the nine months ended September 30, 2026, compared with 17.8 percent for the nine months ended September 30, 2025.
•Profit per share for the nine months ended September 30, 2026, was $20.36, and excluding the items in the table below, adjusted profit per share was $20.90. Profit per share for the nine months ended September 30, 2025, was $13.69, and excluding the item in the table below, adjusted profit per share was $13.91.
•Enterprise operating cash flow was $10.6 billion for the nine months ended September 30, 2026.

In order for our results to be more meaningful to our readers, we have separately quantified the impact of significant items.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(Dollars in millions except per share data)	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share	Profit Before Taxes	Profit Per Share
Profit	$4,220	$7.13	$3,127	$4.88	$11,989	$20.36	$8,515	$13.69
Other restructuring (income) costs	41	0.07	37	0.07	145	0.24	126	0.22
Restructuring costs - divestiture of certain non-U.S. entities	—	—	—	—	139	0.30	—	—
Adjusted profit	$4,261	$7.20	$3,164	$4.95	$12,273	$20.90	$8,641	$13.91

A detailed reconciliation of GAAP to non-GAAP financial measures is included on pages 72-75.
Overview
Total sales and revenues for the third quarter of 2026 were $20.682 billion, an increase of $3.044 billion, or 17 percent, compared with $17.638 billion in the third quarter of 2025. The increase was primarily due to higher sales volume of $2.2 billion and favorable price realization of $663 million.
Third-quarter 2026 profit per share was $7.13, compared with third-quarter 2025 profit per share of $4.88. In the third quarter of 2026 and 2025, profit per share included restructuring costs. Profit for the third quarter of 2026 was $3.287 billion, an increase of $987 million, or 43 percent, compared with $2.300 billion for the third quarter of 2025. The increase was mainly due to the profit impact of higher sales volume.

Trends and Economic Conditions
Outlook for Key End Markets
In Power & Energy, demand for both Oil & Gas and Power Generation remains strong in 2026 as compared to 2025. Backlog continues to grow due to strong order rates. We continue to anticipate growth in Power Generation for both reciprocating engines and turbines and turbine-related services, driven by increasing energy demand to support the data center build-out related to cloud computing and generative Artificial Intelligence (AI). Additionally, prime power demand continues to trend higher for turbines and turbine-related services and for reciprocating engine products to support customers’ need for power solutions. Oil & Gas is expected to grow moderately in 2026 as compared to 2025. Reciprocating engine sales are anticipated to increase, driven by strong demand in gas compression applications. We expect continued momentum in demand for reciprocating engine aftermarket parts. For turbines and turbine-related services used in Oil & Gas applications, sales are expected to grow while the backlog remains healthy, with solid order and inquiry activity. Demand for products in Industrial applications is expected to grow moderately in 2026 as compared to 2025.
In Construction Industries, in 2026 as compared to 2025, we expect strong fourth-quarter and full-year growth in sales of equipment to end users, supported by healthy end markets. The outlook for North America remains positive, with construction spending at healthy levels. Non-residential construction investment continues to be supported by the Infrastructure Investment and Jobs Act (IIJA), critical infrastructure programs and data centers. We expect dealer rental fleet loading to remain strong; however, it will contribute less to growth in sales of equipment to end users in Construction Industries in the fourth quarter of 2026 than in the third quarter of 2026 due to strong rental fleet loading in the fourth quarter of 2025. In EAME, Europe is expected to remain stable in 2026 as compared to 2025, supported by non-residential construction, while construction activity in Africa is projected to remain strong. The Middle East continues to face challenges, but we currently anticipate only a limited impact on sales of equipment to end users in EAME. In Asia/Pacific, outside of China, stable economic conditions are expected in 2026. In China, we anticipate moderate conditions, with growth in the above 10-ton excavator industry in 2026, off low levels of activity. Growth in Latin America is expected to continue.
In Resource Industries, we are seeing continued positive momentum with robust order rates driving strong backlog growth. Customer product utilization is high, and the age of the fleet remains elevated. Most key commodities remain above investment thresholds, and customers are focused on the long term. We expect strong growth in sales of equipment to end users in 2026 as compared to 2025, primarily driven by rising demand for copper and gold, increasing activity in the Canadian oil sands and positive dynamics in Heavy Construction and Quarry and Aggregates. We expect strong growth in sales of equipment to end users in the fourth quarter of 2026 as compared to the fourth quarter of 2025, including a favorable impact from the timing of commissioning. We continue to expect rebuild activity in 2026 to increase moderately as compared to 2025. Rail services are anticipated to grow in 2026 as compared to 2025. We now expect locomotive deliveries to be slightly lower in 2026 as compared to 2025 due to the timing of deliveries.
Fourth-Quarter 2026 Company Trends and Expectations
We anticipate moderate sales and revenues growth in the fourth quarter of 2026 as compared to the fourth quarter of 2025.
In Power & Energy, we anticipate moderate sales growth in the fourth quarter of 2026 as compared to the fourth quarter of 2025 as we continue to ramp capacity. We expect higher sales volume, driven by continued strength in Power Generation, modest growth in Oil & Gas and moderate growth in Industrial applications as it continues to recover. We also expect favorable price realization in Power & Energy. In Construction Industries, we expect similar sales in the fourth quarter of 2026 compared to the fourth quarter of 2025. We expect favorable price realization will be offset by modestly lower sales volume. This is mainly driven by a typical seasonal dealer inventory decrease of roughly $1.6 billion in the fourth quarter of 2026, compared with a decrease of $600 million in the fourth quarter of 2025. Despite the drawdown, we continue to expect dealer inventories at the end of 2026 to be higher than at the end of 2025 in anticipation of strong sales of equipment to end users in 2027. We expect the dealer inventory decrease to be partially offset by continued strong sales of equipment to end users growth. In Resource Industries, we expect strong sales growth in the fourth quarter of 2026 as compared to the fourth quarter of 2025. We anticipate higher sales volume to be driven by higher sales of equipment to end users and services revenues growth. We also expect favorable price realization in Resource Industries.
In the fourth quarter of 2026 as compared to the fourth quarter of 2025, we expect favorable price realization and the profit impact of higher sales volume to be partially offset by unfavorable manufacturing costs, excluding the impact of lower tariff costs, and higher selling, general & administrative (SG&A) and research and development (R&D) expenses.

In the fourth quarter of 2026 as compared to the fourth quarter of 2025, in Power & Energy, we anticipate favorable price realization and the profit impact of higher sales volume to be partially offset by unfavorable manufacturing costs. In Construction Industries, we anticipate favorable price realization to be partially offset by the profit impact of lower sales volume, unfavorable manufacturing costs, excluding the impact of lower tariff costs, and higher SG&A/R&D expenses. In Resource Industries, we anticipate favorable price realization and the profit impact of higher sales volume to be partially offset by unfavorable manufacturing costs.
We anticipate tariff costs, excluding IEEPA tariff recoveries, of around $600 million in the fourth quarter of 2026, similar to the third quarter of 2026 but roughly $200 million lower than the fourth quarter of 2025. We continue to expect about 50 percent of the tariff costs to be incurred in Construction Industries and 25 percent in both Power & Energy and Resource Industries.
Full-Year 2026 Company Trends and Expectations
Our strong execution through the first nine months of 2026 positions us well to meet our full-year outlook. We continue to expect sales and revenues growth in the mid-to-high teens for 2026 as compared to 2025. We expect strong growth in sales of equipment to end users across our three primary segments, driven by healthy end markets; strong order rates across our three primary segments, driving backlog growth; increased output from our capacity expansion plans, which remain on schedule; and strong services revenues growth.
Excluding IEEPA tariff recoveries of about $520 million, we continue to expect full-year 2026 tariff costs of around $2.2 billion. Our outlook does not include any additional IEEPA tariff recoveries in the fourth quarter of 2026.
In 2026 as compared to 2025, we expect the profit impact of higher sales volume and favorable price realization to be partially offset by unfavorable manufacturing costs and higher SG&A/R&D expenses.
In 2026, we now expect restructuring costs of about $300 million and capital expenditures of about $3.3 billion. We anticipate our estimated annual effective tax rate to be 23.0 percent, excluding discrete items.
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
During the three and nine months ended September 30, 2026, the company recorded $128 million and $520 million, respectively, of IEEPA tariff recoveries for claims submitted and accepted through the CAPE system. These recoveries were deemed probable and were recorded in Cost of goods sold within the Consolidated Statement of Results of Operations.
The company continues to assess the availability, timing and amounts of additional claim submissions for the remaining amounts paid under IEEPA, as these remain uncertain and were not deemed to be probable as of September 30, 2026.
Risk Factors
Risk factors are disclosed within Item 1A. Risk Factors of the 2025 Form 10-K.
Notes:
•Glossary of terms is included on pages 66-68; first occurrence of terms shown in bold italics.
•Information on non-GAAP financial measures is included on pages 72-75.
•Certain amounts may not add due to rounding.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2025

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the third quarter of 2025 (at left) and the third quarter of 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues for the third quarter of 2026 were $20.682 billion, an increase of $3.044 billion, or 17 percent, compared with $17.638 billion in the third quarter of 2025. The increase was primarily due to higher sales volume of $2.2 billion and favorable price realization of $663 million. Higher sales volume was mainly driven by higher sales of equipment to end users.
Sales were higher across the three primary segments.
North America sales increased 25 percent due to higher sales volume and favorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 15 percent in Latin America primarily due to higher sales volume. Higher sales volume was mainly driven by the impact from changes in dealer inventories.
EAME sales increased 16 percent mainly due to higher sales volume and favorable price realization. Higher sales volume was primarily driven by higher sales of equipment to end users.
Sales decreased 3 percent in Asia/Pacific due to lower sales volume and unfavorable price realization, partially offset by favorable currency impacts mainly related to the Japanese yen. Lower sales volume was mainly driven by the impact from changes in dealer inventories.
Total dealer inventory increased $800 million during the third quarter of 2026, compared with an increase of $600 million during the third quarter of 2025. Construction Industries' dealer inventory increased by $300 million during the third quarter of 2026, compared with a $600 million increase during the third quarter of 2025. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2025	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Third Quarter 2026	$ Change	% Change

Power & Energy	$7,463	$879	$216	$12	$214	$8,784	$1,321	18%
Construction Industries	6,760	874	349	2	(2)	7,983	1,223	18%
Resource Industries	3,999	478	96	40	2	4,615	616	15%
All Other Segment	73	5	—	—	(6)	72	(1)	(1%)
Corporate Items and Eliminations	(1,569)	(29)	2	4	(208)	(1,800)	(231)
Machinery, Power & Energy Sales	16,726	2,207	663	58	—	19,654	2,928	18%

Financial Products Segment	1,076	—	—	—	101	1,177	101	9%
Corporate Items and Eliminations	(164)	—	—	—	15	(149)	15
Financial Products Revenues	912	—	—	—	116	1,028	116	13%

Consolidated Sales and Revenues	$17,638	$2,207	$663	$58	$116	$20,682	$3,044	17%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Third Quarter 2026
Power & Energy	$4,395	26%	$435	(12%)	$1,580	22%	$878	(4%)	$7,288		18%	$1,496	17%	$8,784	18%
Construction Industries	4,796	23%	825	26%	1,366	12%	925	2%	7,912		18%	71	(3%)	7,983	18%
Resource Industries	2,180	27%	759	25%	674	10%	916	(6%)	4,529		16%	86	2%	4,615	15%
All Other Segment	9	80%	—	—%	3	50%	3	—%	15		50%	57	(10%)	72	(1%)
Corporate Items and Eliminations	(81)		2		(4)		(7)		(90)			(1,710)		(1,800)
Machinery, Power & Energy Sales	11,299	25%	2,021	15%	3,619	16%	2,715	(3%)	19,654		18%	—	—%	19,654	18%

Financial Products Segment	780	8%	132	12%	142	9%	123	16%	1,177	[1]	9%	—	—%	1,177	9%
Corporate Items and Eliminations	(62)		(29)		(33)		(25)		(149)			—		(149)
Financial Products Revenues	718	15%	103	12%	109	2%	98	13%	1,028		13%	—	—%	1,028	13%

Consolidated Sales and Revenues	$12,017	24%	$2,124	15%	$3,728	15%	$2,813	(2%)	$20,682		17%	$—	—%	$20,682	17%

Third Quarter 2025
Power & Energy	$3,478		$496		$1,296		$911		$6,181			$1,282		$7,463
Construction Industries	3,912		654		1,217		904		6,687			73		6,760
Resource Industries	1,721		605		612		977		3,915			84		3,999
All Other Segment	5		—		2		3		10			63		73
Corporate Items and Eliminations	(61)		3		(3)		(6)		(67)			(1,502)		(1,569)
Machinery, Power & Energy Sales	9,055		1,758		3,124		2,789		16,726			—		16,726

Financial Products Segment	722		118		130		106		1,076	[1]		—		1,076
Corporate Items and Eliminations	(96)		(26)		(23)		(19)		(164)			—		(164)
Financial Products Revenues	626		92		107		87		912			—		912

Consolidated Sales and Revenues	$9,681		$1,850		$3,231		$2,876		$17,638			$—		$17,638

1 Includes revenues from Machinery, Power & Energy of $218 million and $187 million in the third quarter of 2026 and 2025, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the third quarter of 2025 (at left) and the third quarter of 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Power & Energy's other operating (income) expenses.
Operating profit for the third quarter of 2026 was $4.214 billion, an increase of $1.162 billion, or 38 percent, compared with $3.052 billion in the third quarter of 2025. The increase was primarily due to the profit impact of higher sales volume.
Operating profit in the third quarter of 2026 included $128 million of International Emergency Economic Power Act (IEEPA) tariff recoveries.
Operating profit margin was 20.4 percent for the third quarter of 2026, compared with 17.3 percent for the third quarter of 2025.

Profit (Loss) by Segment
(Millions of dollars)	Third Quarter 2026	Third Quarter 2025	$ Change	% Change
Power & Energy	$2,143	$1,633	$510	31%
Construction Industries	1,831	1,377	454	33%
Resource Industries	622	544	78	14%
All Other Segment	(2)	(6)	4	67%
Corporate Items and Eliminations	(450)	(546)	96
Machinery, Power & Energy	4,144	3,002	1,142	38%

Financial Products Segment	264	241	23	10%
Corporate Items and Eliminations	(3)	(38)	35
Financial Products	261	203	58	29%
Consolidating Adjustments	(191)	(153)	(38)
Consolidated Operating Profit	$4,214	$3,052	$1,162	38%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products in the third quarter of 2026 was $129 million, compared with $133 million in the third quarter of 2025.
•Other income (expense) in the third quarter of 2026 was income of $135 million, compared with income of $208 million in the third quarter of 2025. The change was primarily driven by unfavorable impacts from total return swap contracts, partially offset by favorable impacts from commodity hedges.
•The effective tax rate for the third quarter of 2026 was 22.9 percent compared to 26.7 percent for the third quarter of 2025. Excluding the discrete items discussed below, the estimated annual effective tax rate was 23.0 percent for the third quarter of 2026 compared with 24.0 percent for the third quarter of 2025.
A discrete tax benefit of $3 million was recorded in the third quarter of 2026, compared with a $10 million benefit in the third quarter of 2025, for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense.
In the third quarter of 2025, the company also recorded a $54 million charge for an increase in the estimated annual effective tax rate through the first six months and a discrete tax charge of $41 million to reflect changes in estimates related to prior years.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 72-75.
Power & Energy

Sales by Application
(Millions of dollars)	Third Quarter 2026	Third Quarter 2025	$ Change	% Change
Power Generation	$3,421	$2,634	$787	30%
Oil and Gas	2,236	1,979	257	13%
Industrial	1,631	1,568	63	4%
External Sales	7,288	6,181	1,107	18%
Inter-segment	1,496	1,282	214	17%
Total Sales	$8,784	$7,463	$1,321	18%

Power & Energy’s total sales were $8.784 billion in the third quarter of 2026, an increase of $1.321 billion, or 18 percent, compared with $7.463 billion in the third quarter of 2025. The increase was primarily due to higher sales volume of $879 million and favorable price realization of $216 million.
•Power Generation – Sales increased mainly in turbines and turbine-related services and in large reciprocating engines, primarily in data center applications.
•Oil and Gas – Sales increased primarily in reciprocating engine aftermarket parts and in reciprocating engines used in gas compression applications. Sales also increased in turbines and turbine-related services.
•Industrial – Sales increased mainly in North America.
Power & Energy’s segment profit was $2.143 billion in the third quarter of 2026, an increase of $510 million, or 31 percent, compared with $1.633 billion in the third quarter of 2025. The increase was mainly due to the profit impact of higher sales volume.
Power & Energy’s segment profit as a percent of total sales was 24.4 percent in the third quarter of 2026, compared with 21.9 percent in the third quarter of 2025.

Construction Industries
Construction Industries’ total sales were $7.983 billion in the third quarter of 2026, an increase of $1.223 billion, or 18 percent, compared with $6.760 billion in the third quarter of 2025. The increase in sales was mainly due to higher sales volume of $874 million and favorable price realization of $349 million. Higher sales volume was primarily driven by higher sales of equipment to end users.
•In North America, sales increased due to higher sales volume and favorable price realization. Higher sales volume was mainly driven by higher sales of equipment to end users.
•Sales increased in Latin America mainly due to higher sales volume. Higher sales volume was primarily driven by the impact from changes in dealer inventories.
•In EAME, sales increased primarily due to favorable price realization and higher sales volume. Higher sales volume was mainly driven by higher sales of equipment to end users.
•Sales increased in Asia/Pacific due to higher sales volume, partially offset by unfavorable price realization and unfavorable currency impacts primarily related to the Japanese yen. Higher sales volume was mainly driven by the impact from changes in dealer inventories.
Construction Industries’ segment profit was $1.831 billion in the third quarter of 2026, an increase of $454 million, or 33 percent, compared with $1.377 billion in the third quarter of 2025. The increase was primarily due to the profit impact of higher sales volume of $356 million and favorable price realization of $349 million, partially offset by unfavorable manufacturing costs of $252 million. Unfavorable manufacturing costs included the impact of higher freight.
Construction Industries’ segment profit as a percent of total sales was 22.9 percent in the third quarter of 2026, compared with 20.4 percent in the third quarter of 2025.
Resource Industries

Sales by Industry
(Millions of dollars)	Third Quarter 2026	Third Quarter 2025	$ Change	% Change
Mining, HC and Q&A*	$3,697	$3,036	$661	22%
Rail	832	879	(47)	(5%)
External Sales	4,529	3,915	614	16%
Inter-segment	86	84	2	2%
Total Sales	$4,615	$3,999	$616	15%
*Heavy Construction and Quarry & Aggregates (HC and Q&A)
Resource Industries’ total sales were $4.615 billion in the third quarter of 2026, an increase of $616 million, or 15 percent, compared with $3.999 billion in the third quarter of 2025. The increase was primarily due to higher sales volume of $478 million and favorable price realization of $96 million.
•Mining, Heavy Construction and Quarry & Aggregates – Sales increased primarily due to the impact from changes in dealer inventories.
•Rail – Sales decreased primarily due to lower international locomotive deliveries, partially offset by an increase in rail services.
Resource Industries’ segment profit was $622 million in the third quarter of 2026, an increase of $78 million, or 14 percent, compared with $544 million in the third quarter of 2025. The increase was mainly due to the profit impact of higher sales volume of $181 million and favorable price realization of $96 million, partially offset by unfavorable manufacturing costs of $208 million. Unfavorable manufacturing costs primarily reflected higher material costs, including tariffs.
Resource Industries’ segment profit as a percent of total sales was 13.5 percent in the third quarter of 2026, compared with 13.6 percent in the third quarter of 2025.

Financial Products Segment
Financial Products’ segment revenues were $1.177 billion in the third quarter of 2026, an increase of $101 million, or 9 percent, compared with $1.076 billion in the third quarter of 2025. The increase was primarily due to a favorable impact from higher average earning assets of $125 million across all regions, partially offset by an unfavorable impact from lower average financing rates of $38 million across all regions except Asia/Pacific.
Financial Products’ segment profit was $264 million in the third quarter of 2026, an increase of $23 million, or 10 percent, compared with $241 million in the third quarter of 2025. The increase was mainly due to a favorable impact from higher average earning assets of $52 million, partially offset by higher provision for credit losses at Cat Financial of $34 million.
At the end of the third quarter of 2026, past dues at Cat Financial were 1.31 percent, compared with 1.47 percent at the end of the third quarter of 2025. Write-offs, net of recoveries, were $28 million for the third quarter of 2026 compared with $40 million for the third quarter of 2025. As of September 30, 2026, Cat Financial's allowance for credit losses totaled $332 million, or 0.91 percent of finance receivables, compared with $294 million, or 0.84 percent of finance receivables at June 30, 2026. The allowance for credit losses at year-end 2025 was $284 million, or 0.86 percent of finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $453 million in the third quarter of 2026, a decrease of $131 million from the third quarter of 2025. This decrease was primarily due to a favorable change in fair value adjustments related to deferred compensation plans.

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2025

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in consolidated sales and revenues between the nine months ended September 30, 2025 (at left) and the nine months ended September 30, 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees.
Total sales and revenues were $58.640 billion for the nine months ended September 30, 2026, an increase of $10.184 billion, or 21 percent, compared with $48.456 billion for the nine months ended September 30, 2025. The increase was primarily due to higher sales volume of $7.6 billion and favorable price realization of $1.7 billion. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales were higher across the three primary segments.
North America sales increased 32 percent primarily due to higher sales volume. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 10 percent in Latin America mainly due to higher sales volume. The increase in sales volume was primarily driven by the impact from changes in dealer inventories.
EAME sales increased 17 percent primarily due to higher sales volume and favorable price realization. The increase in sales volume was mainly driven by higher sales of equipment to end users.
Sales increased 2 percent in Asia/Pacific due to favorable currency impacts primarily related to the Australian dollar and favorable price realization, partially offset by lower sales volume. The decrease in sales volume was primarily driven by the impact from changes in dealer inventories.
Total dealer inventory increased $3.5 billion during the nine months ended September 30, 2026, compared with an increase of $900 million during the nine months ended September 30, 2025. Construction Industries' dealer inventory increased $2.3 billion during the nine months ended September 30, 2026, compared with an increase of $300 million during the nine months ended September 30, 2025. Dealers are independent, and the reasons for changes in their inventory levels vary, including their expectations of future demand and product delivery times. Dealers’ demand expectations take into account seasonal changes, macroeconomic conditions, machine rentals and other factors. Delivery times can vary based on availability of product from Caterpillar factories and product distribution centers.

Sales and Revenues by Segment
(Millions of dollars)	Nine Months Ended September 30, 2025	Sales Volume	Price Realization	Currency	Inter-Segment / Other	Nine Months Ended September 30, 2026	$ Change	% Change

Power & Energy	$20,283	$2,455	$536	$176	$603	$24,053	$3,770	19%
Construction Industries	18,134	4,088	1,014	219	35	23,490	5,356	30%
Resource Industries	11,546	1,202	132	183	(3)	13,060	1,514	13%
All Other Segment	228	7	1	—	(3)	233	5	2%
Corporate Items and Eliminations	(4,413)	(114)	1	30	(632)	(5,128)	(715)
Machinery, Power & Energy Sales	45,778	7,638	1,684	608	—	55,708	9,930	22%

Financial Products Segment	3,125	—	—	—	293	3,418	293	9%
Corporate Items and Eliminations	(447)	—	—	—	(39)	(486)	(39)
Financial Products Revenues	2,678	—	—	—	254	2,932	254	9%

Consolidated Sales and Revenues	$48,456	$7,638	$1,684	$608	$254	$58,640	$10,184	21%

Sales and Revenues by Geographic Region

	North America		Latin America		EAME		Asia/Pacific		External Sales and Revenues			Inter-Segment		Total Sales and Revenues
(Millions of dollars)	$	% Chg	$	% Chg	$	% Chg	$	% Chg	$		% Chg	$	% Chg	$	% Chg
Nine Months Ended September 30, 2026
Power & Energy	$12,077	29%	$1,086	(14%)	$4,069	12%	$2,564	6%	$19,796		19%	$4,257	17%	$24,053	19%
Construction Industries	14,153	39%	2,151	27%	4,021	23%	2,950	5%	23,275		30%	215	19%	23,490	30%
Resource Industries	6,246	25%	2,002	11%	1,947	14%	2,612	(6%)	12,807		13%	253	(1%)	13,060	13%
All Other Segment	25	32%	1	—%	8	100%	8	(27%)	42		24%	191	(2%)	233	2%
Corporate Items and Eliminations	(187)		3		(9)		(19)		(212)			(4,916)		(5,128)
Machinery, Power & Energy Sales	32,314	32%	5,243	10%	10,036	17%	8,115	2%	55,708		22%	—	—%	55,708	22%

Financial Products Segment	2,286	8%	365	13%	412	9%	355	12%	3,418	[1]	9%	—	—%	3,418	9%
Corporate Items and Eliminations	(259)		(71)		(87)		(69)		(486)			—		(486)
Financial Products Revenues	2,027	10%	294	14%	325	2%	286	10%	2,932		9%	—	—%	2,932	9%

Consolidated Sales and Revenues	$34,341	31%	$5,537	10%	$10,361	16%	$8,401	2%	$58,640		21%	$—	—%	$58,640	21%

Nine Months Ended September 30, 2025
Power & Energy	$9,328		$1,264		$3,628		$2,409		$16,629			$3,654		$20,283
Construction Industries	10,185		1,698		3,269		2,802		17,954			180		18,134
Resource Industries	4,999		1,803		1,706		2,782		11,290			256		11,546
All Other Segment	19		—		4		11		34			194		228
Corporate Items and Eliminations	(104)		(1)		(8)		(16)		(129)			(4,284)		(4,413)
Machinery, Power & Energy Sales	24,427		4,764		8,599		7,988		45,778			—		45,778

Financial Products Segment	2,107		322		378		318		3,125	[1]		—		3,125
Corporate Items and Eliminations	(264)		(65)		(60)		(58)		(447)			—		(447)
Financial Products Revenues	1,843		257		318		260		2,678			—		2,678

Consolidated Sales and Revenues	$26,270		$5,021		$8,917		$8,248		$48,456			$—		$48,456
1 Includes revenues from Machinery, Power & Energy of $611 million and $522 million for the nine months ended September 30, 2026 and 2025, respectively.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in consolidated operating profit between the nine months ended September 30, 2025 (at left) and the nine months ended September 30, 2026 (at right). Caterpillar management utilizes these charts internally to visually communicate with the company’s board of directors and employees. The bar titled Other includes consolidating adjustments and Machinery, Power & Energy’s other operating (income) expenses.
Operating profit for the nine months ended September 30, 2026, was $11.594 billion, an increase of $3.103 billion, or 37 percent, compared with $8.491 billion for the nine months ended September 30, 2025. The increase was primarily due to the profit impact of higher sales volume.
Operating profit for the nine months ended September 30, 2026 included $520 million of IEEPA tariff recoveries.
Operating profit margin was 19.8 percent for the nine months ended September 30, 2026, compared with 17.5 percent for the nine months ended September 30, 2025.

Profit (Loss) by Segment
(Millions of dollars)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Power & Energy	$5,620	$4,475	$1,145	26%
Construction Industries	5,313	3,645	1,668	46%
Resource Industries	1,693	1,730	(37)	(2%)
All Other Segment	(45)	(25)	(20)	(80%)
Corporate Items and Eliminations	(1,224)	(1,513)	289
Machinery, Power & Energy	11,357	8,312	3,045	37%

Financial Products Segment	837	704	133	19%
Corporate Items and Eliminations	(76)	(88)	12
Financial Products	761	616	145	24%
Consolidating Adjustments	(524)	(437)	(87)
Consolidated Operating Profit	$11,594	$8,491	$3,103	37%

Other Profit/Loss and Tax Items
•Interest expense excluding Financial Products for the nine months ended September 30, 2026, was $398 million, compared with $375 million for the nine months ended September 30, 2025. The increase was primarily due to higher average debt outstanding.
•Other income (expense) for the nine months ended September 30, 2026, was income of $793 million, compared with income of $399 million for the nine months ended September 30, 2025. The change was primarily driven by favorable impacts from foreign currency, investment and interest income, and commodity hedges.
•The effective tax rate for the nine months ended September 30, 2026 was 22.5 percent compared to 24.1 percent for the nine months ended September 30, 2025. Excluding the discrete items discussed below, the estimated annual effective tax rate was 23.0 percent for the nine months ended September 30, 2026 compared with 24.0 percent for the nine months ended September 30, 2025.
A discrete tax benefit of $97 million was recorded in the nine months ended September 30, 2026 for the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, compared with $28 million for the nine months ended September 30, 2025. In addition, the 2026 estimated annual effective tax rate excluded the impact of losses of $139 million for the divestiture of certain non-U.S. entities with no related tax benefit.
The company also recorded a discrete tax charge of $41 million in the nine months ended September 30, 2025, to reflect changes in estimates related to prior years.
Please see a reconciliation of GAAP to non-GAAP financial measures on pages 72-75.
Power & Energy

Sales by Application
(Millions of dollars)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Power Generation	$9,336	$7,037	$2,299	33%
Oil and Gas	5,703	5,104	599	12%
Industrial	4,757	4,488	269	6%
External Sales	19,796	16,629	3,167	19%
Inter-segment	4,257	3,654	603	17%
Total Sales	$24,053	$20,283	$3,770	19%

Power & Energy’s total sales were $24.053 billion for the nine months ended September 30, 2026, an increase of $3.770 billion, or 19 percent, compared with $20.283 billion for the nine months ended September 30, 2025. The increase was primarily due to higher sales volume of $2.5 billion and higher inter-segment sales of $603 million.
•Power Generation – Sales increased primarily in large reciprocating engines and in turbines and turbine-related services, primarily in data center applications.
•Oil and Gas – Sales increased mainly in reciprocating engines used in gas compression applications and in reciprocating engine aftermarket parts. Sales also increased in turbines and turbine-related services.
•Industrial – Sales increased primarily in North America and EAME.
Power & Energy’s profit was $5.620 billion for the nine months ended September 30, 2026, an increase of $1.145 billion, or 26 percent, compared with $4.475 billion for the nine months ended September 30, 2025. The increase was mainly due to the profit impact of higher sales volume of $1.4 billion and favorable price realization of $536 million, partially offset by unfavorable manufacturing costs of $657 million. Unfavorable manufacturing costs primarily reflected increased period manufacturing costs.
Power & Energy’s profit as a percent of total sales was 23.4 percent for the nine months ended September 30, 2026, compared with 22.1 percent for the nine months ended September 30, 2025.

Construction Industries
Construction Industries’ total sales were $23.490 billion for the nine months ended September 30, 2026, an increase of $5.356 billion, or 30 percent, compared with $18.134 billion for the nine months ended September 30, 2025. The increase was primarily due to higher sales volume of $4.1 billion and favorable price realization of $1.0 billion. Higher sales volume was mainly driven by higher sales of equipment to end users.
•In North America, sales increased primarily due to higher sales volume and favorable price realization. Higher sales volume was mainly driven by higher sales of equipment to end users.
•Sales increased in Latin America mainly due to higher sales volume. Higher sales volume was primarily driven by the impact from changes in dealer inventories.
•In EAME, sales increased primarily due to higher sales volume and favorable price realization. Higher sales volume was mainly driven by higher sales of equipment to end users.
•Sales increased in Asia/Pacific mainly due to higher sales volume and favorable currency impacts primarily related to the Australian dollar. Higher sales volume was primarily driven by the impact from changes in dealer inventories.
Construction Industries’ profit was $5.313 billion for the nine months ended September 30, 2026, an increase of $1.668 billion, or 46 percent, compared with $3.645 billion for the nine months ended September 30, 2025. The increase was primarily due to the profit impact of higher sales volume of $1.468 billion and favorable price realization of $1.014 billion, partially offset by unfavorable manufacturing costs of $813 million. Unfavorable manufacturing costs mainly reflected higher material costs, including tariffs.
Construction Industries’ profit as a percent of total sales was 22.6 percent for the nine months ended September 30, 2026, compared with 20.1 percent for the nine months ended September 30, 2025.
Resource Industries

Sales by Industry
(Millions of dollars)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Mining, HC and Q&A*	$10,336	$8,901	$1,435	16%
Rail	2,471	2,389	82	3%
External Sales	12,807	11,290	1,517	13%
Inter-segment	253	256	(3)	(1%)
Total Sales	$13,060	$11,546	$1,514	13%
*Heavy Construction and Quarry & Aggregates (HC and Q&A)
Resource Industries’ total sales were $13.060 billion for the nine months ended September 30, 2026, an increase of $1.514 billion, or 13 percent, compared with $11.546 billion for the nine months ended September 30, 2025. The increase was primarily due to higher sales volume.
•Mining, Heavy Construction and Quarry & Aggregates – Sales increased primarily due to the impact from changes in dealer inventories.
•Rail – Sales increased in rail services.
Resource Industries’ profit was $1.693 billion for the nine months ended September 30, 2026, a decrease of $37 million, or 2 percent, compared with $1.730 billion for the nine months ended September 30, 2025. The decrease was mainly due to unfavorable manufacturing costs of $584 million and higher SG&A/R&D expenses of $137 million, partially offset by the profit impact of higher sales volume of $514 million and favorable price realization of $132 million. Unfavorable manufacturing costs largely reflected higher material costs, including tariffs. The increase in SG&A/R&D expenses was primarily driven by higher compensation expenses.
Resource Industries’ profit as a percent of total sales was 13.0 percent for the nine months ended September 30, 2026, compared with 15.0 percent for the nine months ended September 30, 2025.

Financial Products Segment
Financial Products’ segment revenues were $3.418 billion for the nine months ended September 30, 2026, an increase of $293 million, or 9 percent, compared with $3.125 billion for the nine months ended September 30, 2025. The increase was primarily due to a favorable impact from higher average earning assets across all regions.
Financial Products’ segment profit was $837 million for the nine months ended September 30, 2026, an increase of $133 million, or 19 percent, compared with $704 million for the nine months ended September 30, 2025. The increase was mainly due to favorable impacts from higher average earning assets of $137 million and higher margins at Insurance Services of $42 million, partially offset by higher provision for credit losses at Cat Financial of $56 million.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.300 billion for the nine months ended September 30, 2026, a decrease of $301 million from the nine months ended September 30, 2025, mainly driven by decreased expenses due to timing differences, which included the majority of the IEEPA tariff recoveries recorded in the nine months ended September 30, 2026, partially offset by higher corporate costs.
RESTRUCTURING COSTS

In 2026, we expect to incur approximately $300 million of restructuring costs. We expect that prior restructuring actions will result in an incremental benefit to operating costs, primarily Cost of goods sold and SG&A expenses, of about $48 million in 2026 compared with 2025.

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
19.Power & Energy – A segment primarily responsible for supporting customers using reciprocating engines, turbines and related services across industries serving Power Generation, Oil and Gas and Industrial applications, including marine applications and product support of on-highway engines. Responsibilities include business strategy, product design, product management, development and testing, manufacturing, marketing and sales and product support. The product and services portfolio includes turbines, centrifugal gas compressors, and turbine-related services; reciprocating engine-powered generator sets; integrated systems and solutions used in the electric power generation industry; reciprocating engines, drivetrain and integrated systems and solutions for the oil and gas industry; reciprocating engines, drivetrain and integrated systems and solutions supplied to the industrial industry as well as Caterpillar machines; and electrified powertrain and zero-emission power sources and service solutions. Responsibilities also include the remanufacturing of Caterpillar reciprocating engines and engine and machine components.
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
LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our MP&E operations. Funding for these businesses is also available from commercial paper, revolving credit facility and long-term debt issuances. Financial Products’ operations are funded primarily from commercial paper, term debt issuances and collections from its existing portfolio. On a consolidated basis, we had positive operating cash flow in the first nine months of 2026 and ended the third quarter with $7.929 billion of cash, a decrease of $2.051 billion from year-end 2025. In addition, MP&E invests in available-for-sale debt securities and bank time deposits that are considered highly liquid and are available for current operations. These MP&E securities were $1.572 billion as of September 30, 2026 and are included in Prepaid expenses and other current assets and Other assets in the Consolidated Statement of Financial Position. We intend to maintain a strong cash and liquidity position.

Consolidated operating cash flow for the first nine months of 2026 was $10.593 billion, up $2.445 billion compared to the same period a year ago. The increase was primarily due to higher profit before taxes adjusted for non-cash items, and favorable changes to customer advances; accounts payable; accrued wages, salaries and employee benefits; and accrued expenses. These changes were partially offset by unfavorable changes in receivables and inventories.

Total debt as of September 30, 2026 was $45.201 billion, an increase of $1.871 billion from year-end 2025. Debt related to MP&E decreased $41 million in the first nine months of 2026. Debt related to Financial Products increased $2.434 billion.

As of September 30, 2026, we had three global credit facilities with a syndicate of banks totaling $11.500 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes. Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to MP&E as of September 30, 2026 was $2.875 billion. Information on our Credit Facility is as follows:
•In August 2026, we entered into a new 364-day facility. The 364-day facility of $3.500 billion (of which $875 million is available to MP&E) expires in August 2027.
•In August 2026, we amended and extended the three-year facility (as amended and restated, the "three-year facility"). The three-year facility of $3.000 billion (of which $750 million is available to MP&E) expires in August 2029.
•In August 2026, we amended and extended the five-year facility (as amended and restated, the "five-year facility"). The five-year facility of $5.000 billion (of which $1.250 billion is available to MP&E) expires in August 2031.

At September 30, 2026, Caterpillar’s consolidated net worth was $21.551 billion, which was above the $9.000 billion required covenant in the Credit Facility. The consolidated net worth is defined in the Credit Facility as Caterpillar's consolidated shareholders’ equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2026, Cat Financial’s covenant interest coverage ratio was 1.53 to 1. This was above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain (loss) from interest rate derivatives to (2) interest expense calculated at the end of each fiscal quarter for the prior four consecutive fiscal quarter periods, required in the Credit Facility.

In addition, at September 30, 2026, Cat Financial’s nine-month covenant leverage ratio was 8.01 to 1. This was below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the nine preceding calendar months and (2) at each December 31, required in the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the syndicate of banks may terminate the commitments allocated to the party that does not meet its covenants. Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements, where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings. At September 30, 2026, there were no borrowings under the Credit Facility.

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

Our total credit commitments and available credit as of September 30, 2026 were:

	September 30, 2026
(Millions of dollars)	Consolidated	Machinery, Power & Energy	Financial Products
Credit lines available:
Global credit facilities	$11,500	$2,875	$8,625
Other external	4,289	901	3,388
Total credit lines available	15,789	3,776	12,013
Less: Commercial paper outstanding	(4,717)	—	(4,717)
Less: Utilized credit	(875)	—	(875)
Available credit	$10,197	$3,776	$6,421

The other external consolidated credit lines with banks as of September 30, 2026 totaled $4.289 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery, Power & Energy

Net cash provided by operating activities was $11.534 billion in the first nine months of 2026, compared with net cash provided of $7.745 billion for the same period in 2025. The increase was primarily due to higher profit before taxes, adjusted for non-cash items.

Net cash used for investing activities in the first nine months of 2026 was $3.522 billion, compared with net cash used of $2.112 billion in the first nine months of 2025. The change was due to higher investments and acquisitions, primarily due to the acquisition of RPMGlobal, lower proceeds from maturities and sale of securities, and higher investments in securities. These changes were partially offset by changes in activity related to intercompany lending with Financial Products. For additional information related to the acquisition of RPMGlobal, see Note 22 - "Acquisitions" of Part I, Item 1 "Financial Statements."

Net cash used for financing activities during the first nine months of 2026 was $10.171 billion, compared with net cash used of $5.128 billion in the same period of 2025. The change was primarily due to higher payments to purchase common stock and the absence of debt issuance proceeds in 2026.

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

Operating & Execution Model used to assess operational commitments and strategic growth initiatives – Capital expenditures were $2.009 billion during the first nine months of 2026, compared to $1.944 billion for the same period in 2025. We expect MP&E’s capital expenditures in 2026 to be about $3.3 billion. We made $332 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2026. We currently anticipate full-year 2026 contributions of approximately $360 million. In comparison, we made $323 million of contributions to our pension and other postretirement benefit plans during the first nine months of 2025.

We intend to utilize our liquidity and debt capacity to fund initiatives targeted to drive long term profitable growth focused on our three strategic growth pillars. Our strategic growth pillars are Commercial Excellence, Advanced Technology Leader and Transform How We Work. These pillars work together to drive sustainable growth, innovation and operational efficiency for Caterpillar and our customers.

On October 31, 2026, Caterpillar completed its previously announced acquisition of 100 percent of the equity in Fabick. The preliminary purchase price, which remains subject to working capital and other adjustments to be finalized post-acquisition, includes $1.24 billion cash paid at closing with a remaining estimated $165 million to be paid in cash after the expiration of certain holdback periods. For more information see Note 23 - "Subsequent event" of Part I, Item 1 "Financial Statements."

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

Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. In October 2026, the Board of Directors approved maintaining our quarterly dividend representing $1.63 per share, and we continue to expect our strong financial position to support the dividend. Dividends paid totaled $2.148 billion in the first nine months of 2026.

Our share repurchase plans are subject to the company’s resource allocation framework and are evaluated on an ongoing basis considering the financial condition of the company, corporate cash flow, the company’s liquidity needs, the economic outlook, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on market conditions and investing priorities. In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. In the first nine months of 2026, we deployed $7.745 billion of cash for repurchases of Caterpillar common stock. As of September 30, 2026, $7.192 billion remained available under the 2024 Authorization. Our basic shares outstanding as of September 30, 2026 were approximately 458 million.

Financial Products

Net cash provided by operating activities was $1.137 billion in the first nine months of 2026, compared with $894 million for the same period in 2025. Net cash used for investing activities was $3.743 billion in the first nine months of 2026, compared with $2.150 billion for the same period in 2025. The change was primarily due to portfolio-related activity. Net cash provided by financing activities was $2.777 billion in the first nine months of 2026, compared with $1.422 billion for the same period in 2025. The change was due to increased external borrowing activity, partially offset by decreased intercompany borrowings from MP&E.

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

OTHER MATTERS

Information related to legal proceedings appears in Note 14 – "Environmental and legal matters" of Part I, Item 1 “Financial Statements.”

Retirement Benefits
We recognize mark-to-market gains and losses immediately through earnings upon the remeasurement of our pension and OPEB plans. Mark-to-market gains and losses represent the effects of actual results differing from our assumptions and the effects of changing assumptions. We will record the annual mark-to-market adjustment as of the measurement date, December 31, 2026. It is difficult to predict the December 31, 2026 adjustment amount, as it will be dependent primarily on changes in discount rates during 2026, and actual returns on plan assets differing from our expected returns for 2026.

Order Backlog

At the end of the third quarter of 2026, the dollar amount of backlog believed to be firm was approximately $78.1 billion, about $6.0 billion higher than the second quarter of 2026. The order backlog increased across the three primary segments, with the largest increase in Power & Energy. Of the total backlog at September 30, 2026, approximately $32.6 billion was not expected to be filled in the following twelve months.

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
We believe it is important to separately quantify the profit impact of two significant items in order for the company’s results to be meaningful to our readers. These items consist of (i) other restructuring income/costs and (ii) restructuring costs related to the divestiture of certain non-U.S. entities in 2026. We do not consider these items indicative of earnings from ongoing business activities and believe the non-GAAP measure provides investors with useful perspective on underlying business results and trends and aids with assessing the company’s period-over-period results.
Reconciliations of adjusted results to the most directly comparable GAAP measures are as follows:

(Dollars in millions except per share data)	Operating Profit	Operating Profit Margin	Profit Before Taxes	Provision (Benefit) for Income Taxes	Profit	Profit per Share

Three Months Ended September 30, 2026 - U.S. GAAP	$4,214	20.4%	$4,220	$968	$3,287	$7.13
Other restructuring (income) costs	41	0.2%	41	9	32	0.07
Three Months Ended September 30, 2026 - Adjusted	$4,255	20.6%	$4,261	$977	$3,319	$7.20

Three Months Ended September 30, 2025 - U.S. GAAP	$3,052	17.3%	$3,127	$836	$2,300	$4.88
Other restructuring (income) costs	37	0.2%	37	9	28	0.07
Three Months Ended September 30, 2025 - Adjusted	$3,089	17.5%	$3,164	$845	$2,328	$4.95

Nine Months Ended September 30, 2026 - U.S. GAAP	$11,594	19.8%	$11,989	$2,693	$9,429	$20.36
Restructuring costs - divestiture of certain non-U.S. entities	139	0.2%	139	—	139	0.30
Other restructuring (income) costs	145	0.3%	145	33	112	0.24
Nine Months Ended September 30, 2026 - Adjusted	$11,878	20.3%	$12,273	$2,726	$9,680	$20.90

Nine Months Ended September 30, 2025 - U.S. GAAP	$8,491	17.5%	$8,515	$2,056	$6,482	$13.69
Other restructuring (income) costs	125	0.3%	126	29	100	0.22
Nine Months Ended September 30, 2025 - Adjusted	$8,616	17.8%	$8,641	$2,085	$6,582	$13.91

We believe it is important to separately disclose our annual effective tax rate, excluding discrete items for our results to be meaningful to our readers. The annual effective tax rate is discussed using non-GAAP financial measures that exclude the effects of amounts associated with discrete items recorded fully in the quarter they occur. These items consist of (i) the settlement of stock-based compensation awards with associated tax deductions in excess of cumulative U.S. GAAP compensation expense, (ii) restructuring costs related to the divestiture of certain non-U.S. entities in 2026, (iii) the increase in the annual effective tax rate in 2025 and (iv) the impact of changes in estimates related to prior years in 2025. We believe the non-GAAP measures will provide investors with useful perspective on underlying business results and trends and aid with assessing the company's period-over-period results.
A reconciliation of our effective tax rate to the annual effective tax rate, excluding discrete items, is below:

(Millions of dollars)	Profit Before Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate

Three Months Ended September 30, 2026 - U.S. GAAP	$4,220	$968	22.9%
Excess stock-based compensation	—	3
Annual effective tax rate, excluding discrete items	4,220	971	23.0%
Excess stock-based compensation	—	(3)
Other restructuring (income) costs	41	9
Three Months Ended September 30, 2026 - Adjusted	$4,261	$977

Three Months Ended September 30, 2025 - U.S. GAAP	$3,127	$836	26.7%
Increase in annual effective tax rate	—	(54)
Changes in estimates related to prior years	—	(41)
Excess stock-based compensation	—	10
Annual effective tax rate, excluding discrete items	3,127	751	24.0%
Increase in annual effective tax rate	—	54
Changes in estimates related to prior years	—	41
Excess stock-based compensation	—	(10)
Other restructuring (income) costs	37	9
Three Months Ended September 30, 2025 - Adjusted	$3,164	$845

Nine Months Ended September 30, 2026 - U.S. GAAP	$11,989	$2,693	22.5%
Restructuring costs - divestiture of certain non-U.S. entities	139	—
Excess stock-based compensation	—	97
Annual effective tax rate, excluding discrete items	12,128	2,790	23.0%
Excess stock-based compensation	—	(97)
Other restructuring (income) costs	145	33
Nine Months Ended September 30, 2026 - Adjusted	$12,273	$2,726

Nine Months Ended September 30, 2025 - U.S. GAAP	$8,515	$2,056	24.1%
Changes in estimates related to prior years	—	(41)
Excess stock-based compensation	—	28
Annual effective tax rate, excluding discrete items	8,515	2,043	24.0%
Changes in estimates related to prior years	—	41
Excess stock-based compensation	—	(28)
Other restructuring (income) costs	126	29
Nine Months Ended September 30, 2025 - Adjusted	$8,641	$2,085

In addition, we provide a calculation of MP&E free cash flow as we believe it is an important measure for investors to determine the cash generation available for financing activities including debt repayments, dividends and share repurchases. Reconciliations of MP&E free cash flow to the most directly comparable GAAP measure, net cash provided by operating activities are as follows:

(Millions of dollars)	Nine Months Ended September 30,
	2026	2025
MP&E net cash provided by operating activities [1]	$11,534	$7,745
MP&E capital expenditures	(2,009)	(1,944)
MP&E free cash flow	$9,525	$5,801
[1] See reconciliation of MP&E net cash provided by operating activities to consolidated net cash provided by operating activities on pages 82-83.

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

Pages 76-83 reconcile MP&E and Financial Products to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$19,654	$19,654	$—	$—
Revenues of Financial Products	1,028	—	1,261	(233)	[1]
Total sales and revenues	20,682	19,654	1,261	(233)

Operating costs:
Cost of goods sold	13,332	13,332	—	—
Selling, general and administrative expenses	1,797	1,571	245	(19)	[2]
Research and development expenses	596	596	—	—
Interest expense of Financial Products	384	—	397	(13)	[2]
Other operating (income) expenses	359	11	358	(10)	[2]
Total operating costs	16,468	15,510	1,000	(42)

Operating profit	4,214	4,144	261	(191)

Interest expense excluding Financial Products	129	135	—	(6)	[3]
Other income (expense)	135	(77)	27	185	[4]

Consolidated profit before taxes	4,220	3,932	288	—

Provision (benefit) for income taxes	968	899	69	—
Profit of consolidated companies	3,252	3,033	219	—

Equity in profit (loss) of unconsolidated affiliated companies	34	34	—	—

Profit of consolidated and affiliated companies	3,286	3,067	219	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [5]	$3,287	$3,068	$219	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$55,708	$55,708	$—	$—
Revenues of Financial Products	2,932	—	3,592	(660)	[1]
Total sales and revenues	58,640	55,708	3,592	(660)

Operating costs:
Cost of goods sold	37,419	37,423	—	(4)	[2]
Selling, general and administrative expenses	5,631	4,980	690	(39)	[2]
Research and development expenses	1,749	1,749	—	—
Interest expense of Financial Products	1,091	—	1,127	(36)	[2]
Other operating (income) expenses	1,156	199	1,014	(57)	[2]
Total operating costs	47,046	44,351	2,831	(136)

Operating profit	11,594	11,357	761	(524)

Interest expense excluding Financial Products	398	416	—	(18)	[3]
Other income (expense)	793	185	102	506	[4]

Consolidated profit before taxes	11,989	11,126	863	—

Provision (benefit) for income taxes	2,693	2,469	224	—
Profit of consolidated companies	9,296	8,657	639	—

Equity in profit (loss) of unconsolidated affiliated companies	131	131	—	—

Profit of consolidated and affiliated companies	9,427	8,788	639	—

Less: Profit (loss) attributable to noncontrolling interests	(2)	(2)	—	—

Profit [5]	$9,429	$8,790	$639	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Three Months Ended September 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$16,726	$16,726	$—	$—
Revenues of Financial Products	912	—	1,115	(203)	[1]
Total sales and revenues	17,638	16,726	1,115	(203)

Operating costs:
Cost of goods sold	11,673	11,675	—	(2)	[2]
Selling, general and administrative expenses	1,822	1,608	218	(4)	[2]
Research and development expenses	555	555	—	—
Interest expense of Financial Products	346	—	358	(12)	[2]
Other operating (income) expenses	190	(114)	336	(32)	[2]
Total operating costs	14,586	13,724	912	(50)

Operating profit	3,052	3,002	203	(153)

Interest expense excluding Financial Products	133	136	—	(3)	[3]
Other income (expense)	208	25	33	150	[4]

Consolidated profit before taxes	3,127	2,891	236	—

Provision (benefit) for income taxes	836	773	63	—
Profit of consolidated companies	2,291	2,118	173	—

Equity in profit (loss) of unconsolidated affiliated companies	8	8	—	—

Profit of consolidated and affiliated companies	2,299	2,126	173	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(1)	—	—

Profit [5]	$2,300	$2,127	$173	$—

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For the Nine Months Ended September 30, 2025
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery, Power & Energy	$45,778	$45,778	$—	$—
Revenues of Financial Products	2,678	—	3,244	(566)	[1]
Total sales and revenues	48,456	45,778	3,244	(566)

Operating costs:
Cost of goods sold	31,445	31,451	—	(6)	[2]
Selling, general and administrative expenses	5,109	4,513	623	(27)	[2]
Research and development expenses	1,586	1,586	—	—
Interest expense of Financial Products	1,008	—	1,026	(18)	[2]
Other operating (income) expenses	817	(84)	979	(78)	[2]
Total operating costs	39,965	37,466	2,628	(129)

Operating profit	8,491	8,312	616	(437)

Interest expense excluding Financial Products	375	385	—	(10)	[3]
Other income (expense)	399	(121)	93	427	[4]

Consolidated profit before taxes	8,515	7,806	709	—

Provision (benefit) for income taxes	2,056	1,878	178	—
Profit of consolidated companies	6,459	5,928	531	—

Equity in profit (loss) of unconsolidated affiliated companies	22	22	—	—

Profit of consolidated and affiliated companies	6,481	5,950	531	—

Less: Profit (loss) attributable to noncontrolling interests	(1)	(2)	1	—

Profit [5]	$6,482	$5,952	$530	$—

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

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and cash equivalents	$7,929	$7,102	$827	$—
Receivables – trade and other	13,440	5,001	497	7,942	[1,2]
Receivables – finance	11,051	—	19,679	(8,628)	[2]
Prepaid expenses and other current assets	3,200	2,866	405	(71)	[3]
Inventories	22,214	22,214	—	—
Total current assets	57,834	37,183	21,408	(757)

Property, plant and equipment – net	16,011	11,728	4,237	46	[4]
Long-term receivables – trade and other	3,348	2,612	95	641	[1,2]
Long-term receivables – finance	14,402	—	16,338	(1,936)	[2]
Noncurrent deferred and refundable income taxes	2,235	2,512	139	(416)	[5]
Intangible assets	409	409	—	—
Goodwill	5,905	5,905	—	—
Other assets	6,699	4,975	2,812	(1,088)	[6]
Total assets	$106,843	$65,324	$45,029	$(3,510)

Liabilities
Current liabilities:
Short-term borrowings	$4,855	$—	$4,855	$—
Short-term borrowings with consolidated companies	—	—	500	(500)	[9]
Accounts payable	10,573	10,489	266	(182)	[7]
Accrued expenses	6,038	5,322	716	—
Accrued wages, salaries and employee benefits	2,663	2,598	65	—
Customer advances	5,329	5,326	3	—
Other current liabilities	3,028	2,315	803	(90)	[5,8,9]
Long-term debt due within one year	8,180	36	8,144
Total current liabilities	40,666	26,086	15,352	(772)

Long-term debt due after one year	32,166	10,913	22,552	(1,299)	[9]
Liability for postemployment benefits	3,610	3,609	1	—
Other liabilities	8,919	7,722	1,693	(496)	[5]
Total liabilities	85,361	48,330	39,598	(2,567)
Commitments and contingencies
Shareholders’ equity
Common stock	6,658	6,658	905	(905)	[10]
Treasury stock	(56,702)	(56,702)	—	—
Profit employed in the business	73,428	67,958	5,438	32	[10]
Accumulated other comprehensive income (loss)	(1,901)	(921)	(980)	—
Noncontrolling interests	(1)	1	68	(70)	[10]
Total shareholders’ equity	21,482	16,994	5,431	(943)
Total liabilities and shareholders’ equity	$106,843	$65,324	$45,029	$(3,510)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For the Nine Months Ended September 30, 2026
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery, Power & Energy	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$9,427	$8,788	$639	$—
Adjustments to reconcile profit to net cash provided by operating activities:
Depreciation and amortization	1,826	1,225	601	—
Provision (benefit) for deferred income taxes	630	684	(54)	—
(Gain) loss on divestiture	139	139	—	—
Other	249	158	(429)	520	[1]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(3,761)	(1,146)	113	(2,728)	[1,2]
Inventories	(4,118)	(4,114)	—	(4)	[1]
Accounts payable	1,752	1,635	11	106	[1]
Accrued expenses	354	412	(58)	—
Accrued wages, salaries and employee benefits	107	101	6	—
Customer advances	4,002	4,002	—	—
Other assets – net	(251)	(317)	32	34	[1]
Other liabilities – net	237	(33)	276	(6)	[1]
Net cash provided by (used for) operating activities	10,593	11,534	1,137	(2,078)

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(2,012)	(1,993)	(22)	3	[1]
Expenditures for equipment leased to others	(1,214)	(16)	(1,207)	9	[1]
Proceeds from disposals of leased assets and property, plant and equipment	773	55	725	(7)	[1]
Additions to finance receivables	(13,123)	—	(16,089)	2,966	[2]
Collections of finance receivables	12,149	—	13,841	(1,692)	[2]
Net intercompany purchased receivables	—	—	(799)	799	[2]
Proceeds from sale of finance receivables	56	—	56	—
Collections of intercompany receivables (original maturities greater than three months)	—	—	68	(68)	[3]
Net intercompany borrowings (original maturities three months or less)	—	(500)	—	500	[3]
Investments and acquisitions (net of cash acquired)	(893)	(893)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	(92)	(92)	—	—
Proceeds from maturities and sale of securities	1,303	590	713	—
Investments in securities	(1,872)	(915)	(957)	—
Other – net	170	242	(72)	—
Net cash provided by (used for) investing activities	(4,755)	(3,522)	(3,743)	2,510

Cash flow from financing activities:
Dividends paid	(2,148)	(2,148)	—	—
Common stock issued, and other stock compensation transactions, net	(131)	(131)	—	—
Payments to purchase common stock	(7,745)	(7,745)	—	—
Excise tax paid on purchases of common stock	(49)	(49)	—	—
Payments on intercompany borrowings (original maturities greater than three months)	—	(68)	—	68	[3]
Net intercompany borrowings (original maturities three months or less)	—	—	500	(500)	[3]
Proceeds from debt issued (original maturities greater than three months)	10,490	—	10,490	—
Payments on debt (original maturities greater than three months)	(7,495)	(30)	(7,465)	—
Short-term borrowings – net (original maturities three months or less)	(748)	—	(748)	—
Net cash provided by (used for) financing activities	(7,826)	(10,171)	2,777	(432)
Effect of exchange rate changes on cash	(63)	(71)	8	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,051)	(2,230)	179	—
Cash, cash equivalents and restricted cash at beginning of period	9,986	9,336	650	—
Cash, cash equivalents and restricted cash at end of period	$7,935	$7,106	$829	$—

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

Changes in internal control over financial reporting

During the third quarter of 2026, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 14 – “Environmental and legal matters” included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in billions)[1]
July 1-31, 2026	400,951	$889.39	400,951	[2]	$8.185
August 1-31, 2026	724,952	$845.08	724,952	[2]	$7.699
September 1-30, 2026	1,048,540	$802.34	1,048,540	[2]	$7.192
Total	2,174,443	$832.64	2,174,443

1 In June 2024, the Board approved a share repurchase authorization (the 2024 Authorization) of up to $20.0 billion of Caterpillar common stock, effective June 12, 2024, with no expiration. As of September 30, 2026, approximately $7.2 billion remained available under the 2024 Authorization.

[2] Includes shares acquired upon settlement of the accelerated share repurchase agreements entered into during the first quarter and second quarter of 2026.

Non-U.S. Employee Stock Purchase Plans

As of September 30, 2026, we had 38 employee stock purchase plans (the “EIP Plans”) that are administered outside the United States for our non-U.S. employees, which had approximately 19,000 active participants in the aggregate. During the third quarter of 2026, approximately 28,000 shares of Caterpillar common stock were purchased by the EIP Plans pursuant to the terms of such plans.

Item 5. Other Information

On August 13, 2026, Jason E. Kaiser, Group President, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) August 13, 2027 and (2) the date on which (i) an aggregate of 14,497 shares of our common stock and (ii) all shares vested as of December 31, 2026 pursuant to a Performance Stock Unit (PSU) grant have been sold under the plan.

On August 26, 2026, Bob De Lange, Group President, entered into a Rule 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The sales plan will be in effect until the earlier of (1) May 25, 2027 and (2) the date on which an aggregate of 44,403 shares of our common stock have been sold under the plan.

Item 6. Exhibits

10.1	364-Day Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.2	CIF Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.3	CIF LUX Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.4	Japan Local Currency Addendum to the 364-Day Credit Agreement (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.5	Fifth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.6
CIF Local Currency Addendum to the Fifth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.7
CIF LUX Local Currency Addendum to the Fifth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.8
Japan Local Currency Addendum to the Fifth Amended and Restated Credit Agreement (Three-Year Facility) (incorporated by reference from Exhibit 10.8 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.9	Fifth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.10
CIF Local Currency Addendum to the Fifth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.10 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.11
CIF LUX Local Currency Addendum to the Fifth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.11 to the Company's Current Report on Form 8-K filed September 1, 2026)

10.12
Japan Local Currency Addendum to the Fifth Amended and Restated Credit Agreement (Five-Year Facility) (incorporated by reference from Exhibit 10.12 to the Company's Current Report on Form 8-K filed September 1, 2026)

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

CATERPILLAR INC.

November 4, 2026	/s/ Joseph E. Creed	Chairman of the Board
	Joseph E. Creed	and Chief Executive Officer

November 4, 2026	/s/ Kyle J. Epley	Chief Financial Officer
Kyle J. Epley

November 4, 2026	/s/ Derek Owens	Chief Legal Officer and General Counsel
Derek Owens

November 4, 2026	/s/ William E. Schaupp	Vice President and Chief Accounting Officer
William E. Schaupp